Form 10KSB/A
period 1995-06-30
GILMAN & CIOCIA INC
filed 1996-05-14
CIK 914142

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A

                                 Amendment No. 1

 X   Annual report under Section 13 or 15(d) of the Securities Exchange Act of
- ---  1934 (Fee required) For the fiscal year ended June 30, 1995.
                                                   -------------
     Transition report under Section 13 or 15(d) of the Securities Exchange Act
- ---  of 1934 (No fee required)

For the transition period from         to
                               -------    -------

Commission file number 000-22996
                       ---------

                              GILMAN & CIOCIA, INC.
                 (Name of small business issuer in its charter)

          Delaware                                               11-2587324
- ---------------------------------                            -------------------
(State or jurisdiction                                        (I.R.S. Employer
of incorporation or organization)                            Identification No.)

 475 Northern Boulevard, Great Neck, NY                            11021
- ----------------------------------------                           -----
(Address of principal executive offices)                         (Zip Code)

                                 (516) 482-4860
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Act:

         Title of each class                               Name of each exchange
         -------------------                               on which registered
                                                           ---------------------
Common Stock, par value
- -------------------------------                            ---------------------
    $.01 Per share                                         NA
- -------------------------------                            ---------------------

Redeemable Warrants to purchase
- -------------------------------                            ---------------------
    Common Stock                                           NA
- -------------------------------                            ---------------------

       Check whether the issuer: (1) filed reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No
                                                                   ---    ---

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                      -----

       State issuer's revenues for its most recent fiscal year.  $9,932,161
                                                                 ----------

       The aggregate market value of the voting stock held by non-affiliates as of September 21, 1995 was $10,688,057 based on a sale price of $4.25.

       State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of September 21, 1995, 5,539,091 shares of the issuer's common equity were outstanding.

       Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                     ---   ---

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

         1995 AND 1994 FISCAL YEARS COMPARED

         The Company's revenues for the fiscal year ended June 30, 1995 were $9,932,161 as compared to revenues of $7,525,671 for its prior fiscal year. The increase of 32.0% in revenues for its 1995 fiscal year from its 1994 fiscal year is attributable to the Company's opening 22 new offices in January 1995, acquisitions of other tax practices, as well as the continued growth at the existing offices and the increased financial planning revenue. Such 22 new offices generated $550,000 of revenues for the Company's fiscal year ended June 30, 1995.

         The Company's revenues generated from tax preparation services for the fiscal year ended June 30, 1995 were $6,657,620 as compared to $4,860,665 for its prior year. Direct costs for tax preparation services increased from $5,018,244 for the 1994 fiscal year to $6,871,972 for the 1995 fiscal year, resulting in operating losses from tax preparation services of ($214,352) for the fiscal year ended June 30, 1995 and ($157,579) for its prior fiscal year.

         The Company's revenues generated from financial planning services were $3,274,541 for the fiscal year ended June 30, 1995 as compared to $2,665,006 for the fiscal year ended June 30, 1994. Direct costs for financial planning services increased from $1,820 268 for the 1994 fiscal year to $2,477,025 for the 1995 fiscal year, resulting in operating profits from financial planning services of $797,516 for the fiscal year ended June 30, 1995 and $844,738 for its prior fiscal year.

         The Company's operating expenses for the 1995 fiscal year were $9,348,997 as compared to operating expenses of $6,838,512 for its 1994 fiscal year. The increase of 36.7% in the Company's operating expenses for its 1995 fiscal year from its 1994 fiscal year was attributable to increases in advertising of $743,283, increases in salaries and commissions of $851,220, increases in rent of $229,025 and increases in general and administrative expenses of $649,017. These increases resulted from recurring expenses related to the opening of 22 new offices in the Company's 1995 fiscal year and to normal increases in business at the Company's existing offices.

         The Company's interest income during its 1995 fiscal year increased 36.0% to $97,894 from $71,973 during its 1994 fiscal year. This increase resulted from the temporary investment of excess cash from the net proceeds of the Company's initial public offering in December 1994. The Company's interest expense for its 1995 fiscal year increased 4.7% to $91,359 from $87,240 for its 1994 fiscal year. The increase resulted primarily from increased short-term seasonal loans to fund the Company's expanded business operations during its 1995 fiscal year.

         The Company's income before provision for income taxes for its 1995 fiscal year was $633,533 as compared to $525,161 of income before provision for income taxes for its fiscal year ended June 30, 1994. This increase of 20.6% is primarily due to reduced financing costs as well as realized and unrealized gains on temporary investments of the net proceeds of the Company's initial public offering of securities.

         In calculating the provision for income taxes-historical for fiscal 1994 the Company's net income for the second half of fiscal 1994 (January though
June) was not reduced by its seasonal operating losses for the first half of such fiscal year (July through December) because the Company was an "S" Corporation for the first half of such fiscal year and terminated its election as an "S" corporation for federal and state tax purposes as of January 1, 1994. The proforma income tax credit for fiscal 1994 is the adjustment to the income tax provision which would result if the Company had been a "C" corporation for the entire fiscal year.

         Nineteen of the managers of offices of the Company, who manage 35 of the Company's offices, have profit sharing arrangements with the Company by which managers of an office are paid a bonus equal to a specified percentage, approximately 40%, of the pre-tax income attributable to such office during each calendar year. In addition, if a manager operates an office that generates a loss, that loss is applied against income earned in a profitable office managed by such manager or any future income of the specific office, to be absorbed in full before said manager may receive any bonus.

         The Company's business is seasonal, and the Company has seasonal financial needs. The Company historically has positive cash flows in the third and fourth quarters of its fiscal year and loses money in the first half of the fiscal year. However, the company is hiring additional financial planners to increase revenues and make the Company's business less seasonal. See Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity and Capital Resources -- Working Capital Financing.

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOW ANALYSIS FOR FISCAL YEAR 1995

         At June 30, 1995, the Company had working capital of $4,154,433 compared to working capital of $815,632 at June 30, 1994. The increase in working capital is primarily due to the Company's initial public offering in December 1994. The Company invested the proceeds from its initial public offering in U.S. Treasury and other investment grade securities, which totaled $2,095,750 at fair market value on June 30, 1995.

         At June 30, 1995, the Company had commission income receivable of $494,076 which is included in accounts receivable that was earned during the 1995 fiscal year and that was subsequently collected. This receivable amount resulted from financial planning business earned in June 1995.

         Cash used in operating activities in the Company's 1995 fiscal year consisted primarily of an increase in accounts receivable of $273,401, a decrease in accounts payable of $140,692 and a decrease in taxes payable of $437,343.

         The negative cash flow from operations during the first half of the fiscal year is attributable to prepaid expenses, comprised mainly of advertising costs and prepaid and refundable income taxes, which are expensed during the second half of the fiscal year. Because the business is seasonal, the Company historically has a positive cash flow for the last half of the fiscal year. As long as the business remains seasonal, this pattern will be repeated.

         The negative cash flow between fiscal years ended June 1994 and June 1995 is primarily attributable to the net changes in the following three categories: income taxes payable of $726,000, accounts payable of $307,000 and accounts receivable of $237,000, amounting to approximately $1,300,000 of the $1,500,000 net decrease in cash flow from operations. However, expected future variances among these particular items are not expected to be as substantial as those reflected in the fiscal 1995 cash flows. The Company presently pays its estimated tax liability through quarterly installments which creates less impact on the cash flow. As for accounts payable, the negative cash flow will be reversed as the second half of the fiscal year brings in the positive cash flow. Accounts receivable consists substantially of commissions due from financial planning activities. These commissions are earned more evenly throughout the year. Furthermore, the Company typically receives such payments within thirty days after completion of the transaction. Therefore, it is anticipated that the impact on cash flows will be minimized in future periods. However, it is anticipated that as the Company continues its expansion plans, this expansion will have a negative impact on the Company's cash flow.

         Cash used in investing activities consisted of the purchase of property and equipment of $618,744, the purchase of marketable securities of $2,079,534 and the increase in accrued interest and other receivables due from stockholders of $335,512 for the year ended June 30, 1995.

         Cash provided by financing activities for the year ended June 30, 1995, consisted primarily of proceeds from the sale of common stock in the amount of $3,452,555 net of underwriting costs. The Company also received cash in the amount of $748,800 for the exercise of bridge warrants, $1,000,000 in additional notes payable to the bank and $73,024 from Common Stock subscriptions collected. The primary uses of cash in financing activities were the repayment of notes payable to the bank of $1,116,666, acquisition of $72,500 of treasury stock, decrease in notes payable to officers of $72,150, and "S" Corporation dividend distributions of $202,868 paid to the former shareholder of Gilbert Financial Services (which are included in the Company's financial statements as a result of the pooling treatment of the Company's acquisition of Gilbert Financial Services).

         NONRECURRING TRANSACTIONS

         On August 19, 1993, the Company acquired 6,996 shares of its Common Stock (not adjusted for the subsequent stock splits) from a former minority shareholder. The Company (as a standard part of its termination procedure) also received a general release from all claims. The Company paid for such shares in the aggregate amount of $121,737, consisting of $40,000 in cash, $47,500 through the cancellation of a note receivable that was reflected on the Company's balance sheet as a stock subscription receivable and $34,237 through the cancellation of a loan receivable from such former shareholder.

         From October 1993 to January 1994, the Company issued a total of 186,197 shares of Common Stock for consideration of $576,334 in private placement sales. Such sales were made subsequent to the filing of a registration by the Company for its initial public offering and approximately one year prior to the closing of such offering. The Company did not treat these shares as being required to be integrated with the Company's initial public offering, and no private party has made any such assertion. If these shares were required to be integrated with the Company's initial public offering, then as such, the private placement sales would have constituted an unregistered public offering of securities in violation of Section 5 of the Securities Act of 1993. The purchasers of this unregistered stock would be entitled to recision and could subject the Company to a liability under such Section 5. As of the date of this Prospectus, none of the shareholders has approached the Company about rescinding the shares. Because the shareholders purchased such shares at half of the current market price and, further, had ample time and notice of the possible argument supporting rescission and have all chosen not to make any claim to rescind the subscription for their shares, it is the opinion of management that the likelihood of these shareholders seeking recision in the future is negligible.

         In August 1993, the Company purchased certain computer equipment and programming services invoiced at $126,319 from a vendor. The vendor was to receive shares of Common Stock and options to purchase Common Stock in payment for such invoice. The Company believed that it did not receive fair value for the stock and stock options and had voided the issuance of such Common Stock and the grant of such stock options and intended to return the equipment to the vendor. On September 22, 1994, the parties reached an agreement, and the vendor adjusted the invoice to the amount of $85,000 and accepted an additional $28,809 in settlement of all consulting fees. This settlement transaction has been reflected as of June 30, 1994.

         In April 1994, the Company repurchased 19,339 shares of Common Stock from two former shareholders of the Company in connection with the settlement of disputes regarding the operation of one of the Company's offices. The aggregate purchase price of such shares was $60,000 and was paid in part by cash, in part by cancellation of subscription receivables and in part by offset of other claims that the Company had against such former shareholders. These shares were retired to authorized but unissued common stock as of June 30, 1994.

         In December 1994, the Company sold 507,926 Units of its securities in an initial public offering for $7.00 per Unit. Each Unit consisted of two shares of Common Stock and a redeemable warrant to purchase another share of Common Stock at $4.67 per share. The Company raised $3,554,649 before underwriting costs of $278,094 and deferred registration costs of $189,877.

         In December 1994, the Company repurchased 20,000 shares of its common stock at a cost of $72,500 from an individual who is an employee of the Company's underwriter.

         On December 28, 1994, the Company entered into a joint venture agreement with Midwood Tax Service, Inc. ("Midwood"). The parties to the agreement agreed to share all profits and losses from the existing tax practice equally for the 1995 tax season. The Company, according to the terms of the agreement, has the option to acquire 50% of the issued and outstanding capital stock of Midwood in each of the fiscal years ended June 30, 1996 and 1997.

         The Company's share of the results of operations from the joint venture have been included with the Company's results of operations for the year ended June 30, 1995 and are not considered material in relation to the Company's overall results of operations taken as a whole.

         From December 1994 through April 1995, the Company sold 70,161 shares of Common Stock in private placement sales to employees of the Company at prices ranging from $3.07 to $3.50, for a total price of approximately $243,500. During the same period, the Company also issued 10,100 shares of Common Stock to employees and others as performance bonuses.

         In January and July 1995, the four principal stockholders agreed to surrender 96,964 shares of Common Stock in lieu of repayment of certain loans due the Company. For purposes of the transaction, the shares were valued at the approximate fair market value at the time of the transaction of $3.50 per share for an aggregate value of $339,375. Of the 96,964 shares, 85,930 were surrendered to treasury stock in August 1995. The remaining 11,034 shares were surrendered to treasury stock in September 1995. The shares have been reflected as treasury stock in the financial statements presented herein as at and for the year ended June 30, 1995.

         In addition, in February 1995, the Company issued 203,428 shares of Common Stock in connection with the Company's acquisition of Gilbert Financial Services, Inc. ("Gilbert Financial") and granted options to purchase 400,000 shares of Common Stock in connection with an employment agreement with Mr. Steven Gilbert. The acquisition by the Company of Gilbert Financial has been accounted for as a combination of companies under common control in a manner similar to a pooling of interests, and accordingly, the historical basis of the assets and liabilities has been recorded by the Company. The results of operations of this acquisition have been included in the results of operations for the year ended June 30, 1994. At the end of the 1995 fiscal year, options to purchase 60,000 shares of Common Stock granted during such year were rescinded pursuant to a preexisting agreement.

         In May 1995, all of the Company's Class A Bridge Warrants were exercised. The 360,000 warrants were exercised at $2.08 per share, generating additional capital of $748,800 for the Company.

         In July 1995, the Company acquired certain assets of its direct mail services vendor for use in a direct mail services business to enable the Company to perform such services in-house. The transaction was deemed to be effective as of June 30, 1995. The purchase consisted of certain equipment having a fair market value of $56,000 and a customer list valued at $384,000. The principal stockholder of the seller also agreed to work for the Company and to comply with a non-competition covenant to which the Company attributed a value of $10,000. In exchange, the Company paid $175,000 in cash and delivered a promissory note in the principal sum of $50,000 and 64,286 shares of Common Stock valued at $225,000. The total purchase price was $450,000. For the year ended June 30, 1995, the Company recognized no depreciation or amortization in connection with the acquisition of such direct mail services equipment.

         In October 1995, the Company sold a total of 20,000 shares of Common Stock to a key financial planning independent contractor of the Company for an aggregate purchase price of $40,650 pursuant to a previous agreement with such individual.

         WORKING CAPITAL FINANCING

         The Company's business is seasonal with the majority of tax return preparation performed from January through June, and the Company operates with losses for the six months ending by December 31. The Company is financed seasonally with bank loans which are typically repaid in full by June 30.

         The Company has two credit facilities with a bank. The first facility is a line of credit renewable annually. Borrowings under this line are in the form of short-term notes with interest charged monthly at the bank's prime lending rate plus 1.5 %. At June 30, 1995, the Company had an outstanding note in the amount of $50,000, maturing July 31, 1995.

         The second credit facility is an installment note in the original principal amount of $500,000. This note is payable in 36 equal monthly installments of $13,889, plus interest at the bank's prime lending rate plus 1.75%. The final installment is due June 30, 1997. At June 30, 1995 the note had an outstanding principal balance amounting to $333,333.

         The Company believes that it could continue to operate without any additional financing (other than its seasonal bank loans) during the next 12 months. The Company anticipates that it will not pay dividends on its Common Stock in the foreseeable future, but will apply any profits to fund the Company's expansion.


PLAN OF OPERATION

         The Company plans to open up to twenty new offices during its next fiscal year, recruit successful financial planners and acquire existing tax preparation practices.

         The expenses required for implementing such a plan include direct mail marketing for new offices and other expenses involved in the development of new offices, such as negotiating leases and paying security deposits and rent prior to the inception of revenues, purchasing furniture, office equipment and supplies, and recruiting staff. Additional funds will be required for acquisitions and recruiting independent financial planners.

         The Company anticipates funding this growth through operating profits and use of its short-term line of credit.

         The Company anticipates that opening new offices will increase its revenues, but will involve a substantial increase in costs. The Company has no basis to predict whether its new offices will have a material effect on its net income. The Company believes that its new offices can ultimately be operated profitably, but expansion may initially reduce the Company's profits or result in an overall loss during the 1996 fiscal year or in future fiscal years.

         The Company also intends to develop an independent direct mail division that will solicit its own customers for its direct mail services.

ITEM 7.  FINANCIAL STATEMENTS.

                                                                        PAGE NO.
Report of Independent Certified Public Accountants
         Weinick, Sanders & Co. LLP..................................   F-2

Consolidated Balance Sheet as of June 30,1995
         (Audited)...................................................   F-3 - F-4

Consolidated Statements of Operations
         For the Years Ended June 30, 1995 and 1994 (Audited)........   F-5

Consolidated Statements of Stockholders' Equity
         For the Years Ended June 30, 1995 and 1994 (Audited)........   F-6

Consolidated Statements of Cash Flows
         For the Years Ended June 30, 1995 and 1994 (Audited)........   F-7 - F-10

Notes to Consolidated Financial Statements...........................   F-11 - F-22

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GILMAN + CIOCIA, INC.



                                   By:         /s/  Ralph V. Esposito
                                      ------------------------------------------
                                      Ralph V. Esposito, Chief Financial Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      President and Director
- ------------------------------------
James Ciocia

/s/ Thomas Povinelli                  Chief Operating Officer
- ------------------------------------  and Director                            May 7, 1996
Thomas Povinelli

/s/ Gary Besmer                       Vice President and Director             May 7, 1996
- ------------------------------------
Gary Besmer

/s/ Kathryn Travis                    Secretary, Vice President and Director  May 7, 1996
- ------------------------------------
Kathryn Travis

/s/ Ralph V. Esposito                 Treasurer, Vice President and           May 7, 1996
- ------------------------------------  Chief Financial Officer
Ralph V. Esposito

/s/ Seth Akabas                       Director                                May 7, 1996
- ------------------------------------
Seth Akabas

                                      Director
- ------------------------------------
Louis P. Karol

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                                  JUNE 30, 1995

                                    I N D E X

                                                               Page No.
                                                               --------
INDEPENDENT ACCOUNTANTS' REPORT .........................         F-2


FINANCIAL STATEMENTS:


       Consolidated Balance Sheet as at June 30, 1995 ...     F-3 to F-4


       Consolidated Statements of Operations
         For the Years Ended June 30, 1995 and 1994 .....         F-5


       Consolidated Statements of Stockholders' Equity
         For the Years Ended June 30, 1995 and 1994 .....         F-6


       Consolidated Statements of Cash Flows
         For the Years Ended June 30, 1995 and 1994 .....     F-7 to F-10


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ..............    F-11 to F-26

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
Gilman & Ciocia, Inc.

We have audited the accompanying consolidated balance sheet of Gilman & Ciocia, Inc. and subsidiaries as at June 30, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gilman & Ciocia, Inc. and subsidiaries as at June 30, 1995, and the results of its operations, changes in stockholders' equity and its cash flows for the years ended June 30, 1995 and 1994, in conformity with generally accepted accounting principles.


                                            /s/Weinick, Sanders & Co. LLP
                                            -----------------------------
                                               Weinick, Sanders & Co. LLP

New York, N. Y.
August 7, 1995
(Except for Note 12(d) as to which
 the date is September 22, 1995)

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 1995

                                   A S S E T S

                                    (Note 9)

Current assets:
   Cash (Note 11)                                                   $1,335,762
   Investment in marketable securities (Note 4)                      2,095,750
   Accounts receivable, net of allowance for
      doubtful accounts of $23,685 (Notes 5 and 11)                    562,339
   Notes receivable - stockholders,
      current portion (Note 6)                                          44,625
   Other receivables - stockholders (Note 14)                          180,895
   Note receivable - former stockholder,
      current portion (Note 7)                                           4,242
   Prepaid and refundable income taxes (Note 3)                        118,589
   Prepaid expenses and other current assets (Note 3)                  127,652
                                                                    ----------
            Total current assets                                                 $4,469,854

Property and equipment - net of accumulated
   depreciation and amortization of $617,768
   (Notes 3 and 8)                                                                  926,967

Other assets:
   Notes receivable - stockholders,
      net of current portion (Note 6)                                   72,569
   Notes receivable - former stockholder,
      net of current portion (Note 7)                                   23,143
   Intangible assets, net of accumulated
      amortization of $20,467 (Note 3)                                 471,561
   Investment in joint venture (Note 2)                                 20,000
   Security deposits                                                   109,366
                                                                    ----------
            Total other assets                                                      696,639
                                                                                 ----------
                                                                                 $6,093,460
                                                                                 ==========

                 See notes to consolidated financial statements

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 1995

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                             $   34,248
   Notes payable - bank, current portion (Note 9)                  216,667
   Note payable - other, current portion (Note 10)                  21,807
   Accrued payroll and payroll taxes                                38,979
   Accrued expenses and other current liabilities                   95,809
                                                                ----------
            Total current liabilities                                        $  407,510

Long-term debt:
   Note payable - bank, net of current portion (Note 9)            166,667
   Note payable - other, net of current portion (Note 10)           28,193
                                                                ----------
            Total long-term debt                                                194,860

Commitments and contingencies (Note 11)                                            -

Stockholders' equity (Notes 2 and 12):
   Preferred stock - $.001 par value
      Authorized - 100,000 shares
      Issued     - none
   Common stock - $.01 par value
      Authorized - 9,000,000 shares
      Issued     - 5,634,864 shares                                 56,348
   Paid-in capital - common stock                                5,767,039
   Paid-in capital - warrants and options                           48,155
   Retained earnings                                               805,403
                                                                ----------
                                                                 6,676,945
Less:  Stock subscriptions and accrued interest receivable         773,980
         Treasury stock - at cost, 116,964 shares (Note 12)        411,875

            Total stockholders' equity                                        5,491,090
                                                                             ----------
                                                                             $6,093,460
                                                                             ==========

                 See notes to consolidated financial statements.

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          For the Years Ended
                                                                June 30,
                                                        ------------------------
                                                           1995          1994
                                                        ----------    ----------
Net revenues (Notes 3, 5 and 14)                        $9,932,161    $7,525,671
                                                        ----------    ----------

Operating expenses:
   Salaries and commissions                              3,915,963     3,064,743
   Advertising                                           2,045,178     1,301,895
   Rent                                                    912,565       683,540
   Depreciation and amortization                           212,639       174,699
   General and administrative expenses                   2,262,652     1,613,635
                                                        ----------    ----------
Total operating expenses                                 9,348,997     6,838,512
                                                        ----------    ----------

Income from operations                                     583,164       687,159
                                                        ----------    ----------

Other income (expenses):
   Loss reimbursement for certain locations                   --          17,600
   Interest income                                          97,894        71,973
   Interest expense                                        (91,359)      (87,240)
   Rental income                                            12,275         8,781
   Realized gain on sale of marketable securities           15,343          --
   Unrealized gain on marketable securities                 16,216          --
   Amortization of deferred financing costs (Note 3)          --        (221,300)
   Gain on disposal of property and equipment                 --          16,745
   Other income                                               --          31,443
                                                        ----------    ----------
Total other income (expenses) - net                         50,369      (161,998)
                                                        ----------    ----------

Income before provision for
   income taxes - historical                               633,533       525,161

Provision for income taxes - historical (Note 3)           241,465       395,037
                                                        ----------    ----------

Net income historical                                      392,068       130,124

Pro forma provision (credit) for income
   taxes - unaudited (Note 3)                              119,439      (197,896)
                                                        ----------    ----------

Net income - unaudited, pro forma                       $  272,629    $  328,020
                                                        ==========    ==========
Earnings per share (Note 3):
   Primary net income per common shares:
     Historical                                         $     0.08    $     0.03
                                                        ==========    ==========
     Proforma (Note 13)                                 $     0.06    $     0.08
                                                        ==========    ==========

   Fully diluted net income per common share -
     Historical                                         $     0.08    $     0.03
                                                        ==========    ==========
     Proforma (Note 13)                                 $     0.06    $     0.08
                                                        ==========    ==========

   Weighted average number of shares outstanding         4,716,016     4,084,485
                                                        ==========    ==========

   Fully diluted weighted average number of
     shares outstanding                                  4,882,737     4,230,096
                                                        ==========    ==========

                 See notes to consolidated financial statements.

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED JUNE 30, 1995 AND 1994

                                                                                                    Paid-in
                                                                                                    Capital
                                                                                      Additional    Warrants
                                                                                        Paid-in       and       Retained
                                                                  Shares     Amount     Capital     Options     Earnings
                                                                ---------   -------   ----------   ---------   ---------
Balance as of July 1, 1993                                      4,053,775   $40,537   $1,119,166   $    -      $ 458,318
Collection of common stock subscriptions and accrued
   interest receivable                                               -         -            -           -           -
Issuance of warrants in connection with bridge loan
   notes payable                                                     -         -            -        208,800        -
Granting of stock options to key employees for past
   services rendered                                                 -         -            -         17,280        -
The termination of the Subchapter "S" election by
   the Company on December 31, 1993 and the transfer
   of the accumulated deficit at that date (Note 3)                  -         -        (337,439)       -        337,439
S Corporation dividend distribution                                  -         -            -           -       (210,958)
Issuance of common stock for cash and subscriptions receivable    186,197     1,862      574,472        -           -
Acquisition of treasury stock at cost, subsequently
   retired to common stock                                       (125,507)   (1,255)    (185,454)       -           -
Accrued interest receivable                                          -         -            -           -           -
Net income                                                           -         -            -           -        130,124
                                                                ---------   -------   ----------   ---------   ---------

Balance at of June 30, 1994                                     4,114,465    41,144    1,170,745     226,080     714,923

Collection of common stock subscriptions and accrued
   interest receivable                                               -         -            -           -           -
Proceeds from public offering                                   1,015,852    10,158    3,544,491        -           -
   Less:  Underwriting costs                                         -         -        (278,094)       -           -
          Deferred registration costs (Note 3)                       -         -        (189,877)       -           -
Acquisition of treasury stock - at cost                              -         -            -           -           -
Issuance of common stock for cash and subscriptions receivable     80,261       803      242,697        -           -
Receipt of stock in lieu of repayment of officers'
   loans receivable                                                  -         -            -           -           -
S Corporation dividend distributions                                 -         -            -           -       (202,868)
Termination of subchapter "S" election by
   Gilbert Financial Corp. and transfer of
   retained earnings to paid-in capital                              -         -          98,720        -        (98,720)
Compensating element on variance of stock options
   issued between market price and excerise price                    -         -            -         30,875        -
Exercise of bridge warrants                                       360,000     3,600      954,000    (208,800)       -
Issuance of common stock, note payable and cash
   for the acquisition of assets                                   64,286       643      224,357        -           -
Accrued interest receivable                                          -         -            -           -           -
Net income                                                           -         -            -           -        392,068
                                                                ---------   -------   ----------   ---------   ---------

Balance as of June 30, 1995                                     5,634,864   $56,348   $5,767,039   $  48,155   $ 805,403
                                                                =========   =======   ==========   =========   =========


                                                                Subscriptions
                                                                 and Accrued     Treasury Stock          Total
                                                                  Interest     -------------------   Stockholders'
                                                                 Receivable     Shares     Value         Equity
                                                                -------------  --------  ---------   ------------
Balance as of July 1, 1993                                       $(618,972)        -     $    -        $  999,049
Collection of common stock subscriptions and accrued
   interest receivable                                              22,331         -          -            22,331
Issuance of warrants in connection with bridge loan
   notes payable                                                      -            -          -           208,800
Granting of stock options to key employees for past
   services rendered                                                  -            -          -            17,280
The termination of the Subchapter "S" election by
   the Company on December 31, 1993 and the transfer
   of the accumulated deficit at that date (Note 3)                   -            -          -              -
S Corporation dividend distribution                                   -            -          -          (210,958)
Issuance of common stock for cash and subscriptions receivable    (189,763)        -          -           386,571
Acquisition of treasury stock at cost, subsequently
   retired to common stock                                          77,500         -          -          (109,209)
Accrued interest receivable                                         14,756         -          -            14,756
Net income                                                            -            -          -           130,124
                                                                 ---------     --------  ---------     ----------

Balance at of June 30, 1994                                       (694,148)        -          -         1,458,744

Collection of common stock subscriptions and accrued
   interest receivable                                              97,012         -          -            97,012
Proceeds from public offering                                         -            -          -         3,554,649
   Less:  Underwriting costs                                          -            -          -          (278,094)
          Deferred registration costs (Note 3)                        -            -          -          (189,877)
Acquisition of treasury stock - at cost                               -          20,000    (72,500)       (72,500)
Issuance of common stock for cash and subscriptions receivable    (115,000)        -          -           128,500
Receipt of stock in lieu of repayment of officers'
   loans receivable                                                   -          96,964   (339,375)      (339,375)
S Corporation dividend distributions                                  -            -          -          (202,868)
Termination of subchapter "S" election by
   Gilbert Financial Corp. and transfer of
   retained earnings to paid-in capital                               -            -          -              -
Compensating element on variance of stock options
   issued between market price and excerise price                     -            -          -            30,875
Exercise of bridge warrants                                           -            -          -           748,800
Issuance of common stock, note payable and cash
   for the acquisition of assets                                      -            -          -           225,000
Accrued interest receivable                                        (61,844)        -          -           (61,844)
Net income                                                            -            -          -           392,068
                                                                 ---------     --------  ---------     ----------

Balance as of June 30, 1995                                      $(773,980)    $116,964  $(411,875)    $5,491,090
                                                                 =========     ========  =========     ==========

          See accompanying notes to consolidated financial statements.

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             For the Years Ended
                                                                   June 30,
                                                        ----------------------------
                                                            1995             1994
                                                        -----------      -----------
Cash flows from operating activities:
   Net income                                           $   392,068      $   130,124
                                                        -----------      -----------
   Adjustments to reconcile net income
         to net cash provided by (used in)
         operating activities:
      Allowance for doubtful accounts                          --             13,830
      Depreciation and amortization                         212,639          174,699
      Amortization of deferred financing costs                 --            221,300
      Compensatory element of stock options granted          30,875           17,280
      Gain on disposal of property and equipment               --            (16,745)
      Unrealized gain on marketable securities              (16,216)            --
      Increase (decrease) in cash flows as
            a result of changes in asset and
            liability account balances:
         Accounts receivable                               (273,401)         (36,431)
         Prepaid expenses                                   (75,481)         (25,298)
         Security deposits                                  (10,065)         (39,696)
         Accounts payable                                  (140,692)         166,698
         Income taxes payable                              (437,343)         288,244
         Accrued payroll and payroll taxes                 (103,277)          75,748
         Accrued expenses and other
            current liabilities                             (12,422)          52,175
                                                        -----------      -----------
            Total adjustments                              (825,383)         891,804
                                                        -----------      -----------

Net cash provided by (used in)
   operating activities                                    (433,315)       1,021,928
                                                        -----------      -----------

Cash flows from investing activities:
   Cash surrender value - officers'
      life insurance                                           --            (45,215)
   Acquisition of property and equipment                   (618,744)        (407,818)
   Purchase of marketable securities                     (2,079,534)            --
   Acquisition of intangible assets                        (164,028)         (15,000)
   Increase in accrued interest - stockholders              (37,856)         (14,756)
   Increase in other receivables - stockholders            (297,656)        (184,168)
   Investment in joint venture                              (20,000)            --
                                                        -----------      -----------

Net cash used in investing activities                    (3,217,818)        (666,957)
                                                        -----------      -----------

                 See notes to consolidated financial statements.

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Years Ended
                                                               June 30,
                                                     ----------------------------
                                                         1995             1994
                                                     -----------      -----------
Cash flows from financing activities:
   Acquisition of treasury stock                     $   (72,500)     $   (70,000)
   Decrease in demand loans payable                         --            (15,000)
   Receipts on notes from former stockholder               3,907           42,680
   Borrowings under notes payable from bank            1,000,000          500,000
   Repayments of notes payable to bank                (1,116,666)         (60,586)
   Incurrence of deferred registration costs              (3,632)        (148,614)
   (Decrease) increase in note payable - officer         (72,150)          72,150
   Incurrence of deferred financing costs                   --            (12,500)
   Issuance of common stock                              128,500          326,037
   Common stock subscriptions collected                   73,024           51,843
   Proceeds from sale of common stock -
      net of underwriting costs                        3,324,055             --
   S Corporation dividend distribution                  (202,868)        (423,625)
   Exercise of Bridge warrants                           748,800             --
                                                     -----------      -----------

Net cash provided by financing activities              3,810,470          262,385
                                                     -----------      -----------

Net increase in cash                                     159,337          617,356

Cash at beginning of year                              1,176,425          559,069
                                                     -----------      -----------

Cash at end of year                                  $ 1,335,762      $ 1,176,425
                                                     ===========      ===========

                 See notes to consolidated financial statements.

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the Years Ended
                                                                                        June 30,
                                                                                -----------------------
                                                                                   1995          1994
                                                                                ---------     ---------
Supplemental Disclosure of Cash Flow Information:

   Cash payments for the year:

      Interest                                                                  $  78,402     $  86,964
                                                                                =========     =========

      Income taxes                                                              $ 543,890     $  75,600
                                                                                =========     =========

   Non-cash transactions for the year:

      Deferred registration costs which were charged to
         additional paid-in capital upon the completion
         of the public offering in December 1994                                $ 186,245     $    --
                                                                                =========     =========

      Issuance of common stock subject to recision
         in exchange for common stock subscriptions
         receivable                                                             $  20,000     $ 189,763
                                                                                =========     =========

      Issuance of common stock subsequent to completion
         of the public offering in exchange for common
         stock subscriptions receivable                                         $  95,000     $    --
                                                                                =========     =========

      Transfer of paid-in capital - warrants and options
         to additional paid-in capital upon exercising of
         bridge warrants                                                        $ 208,800     $    --
                                                                                =========     =========

      Receipts of 96,964 shares of stock to treasury in
         lieu of repayment of officers' loans receivable                        $ 339,375     $    --
                                                                                =========     =========

      Acquisition of intangible asset in connection with the acquisition of assets from Progressive Mailing Services, Inc. in exchange for a
         $50,000 promissory note and 64,286 shares of the Company's
         common stock, valued at $225,000                                       $ 275,000     $    --
                                                                                =========     =========

      Acquisition of Gilbert Financial Services, Inc. in
         February 1995 in exchange for 203,428 shares of
         the Company's common stock, accounted for as a
         pooling of interests                                                   $ 108,231     $ (11,711)
                                                                                =========     =========

      Compensatory element on stock options granted                             $  30,875     $    --
                                                                                =========     =========


                 See notes to consolidated financial statements.

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the Years Ended
                                                                June 30,
                                                        -----------------------
                                                           1995          1994
                                                        ---------     ---------
Non-cash transactions for the year:  (Continued)

   Acquisition of 27,295 shares of treasury stock for a total of $121,737, including:

      Cancellation of a subscription receivable         $    --       $ 20,000
                                                        =========     ========

      Forgiveness of loan and interest receivable       $    --       $ 34,237
                                                        =========     ========

   Acquisition of certain intangible assets in
      exchange for common stock                         $    --       $ 38,000
                                                        =========     ========

   Issuance of common stock in exchange for
      common stock subscriptions receivable             $    --       $189,763
                                                        =========     ========

   Issuance of common stock in lieu of payment
      for certain legal services performed              $    --       $ 21,130
                                                        =========     ========

  Acquisition of 19,339 shares of treasury stock for a total of $60,000, including the

      cancellation of a subscription receivable         $    --       $ 30,000
                                                        =========     ========

   Stock options granted to certain officers'
      of the Company which resulted in additional
      compensation                                      $    --       $ 17,280
                                                        =========     ========

   Issuance of warrants at a discount in connection
      with the bridge loan notes payable accounted
      for as deferred financial costs                   $    --       $208,800
                                                        =========     ========


                 See notes to consolidated financial statements.

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1995

NOTE 1 -   ORGANIZATION AND DESCRIPTION OF BUSINESS.

                Gilman & Ciocia, Inc. (the "Company") was incorporated in the State of New York in 1981 and is engaged in the business of providing income tax preparation and financial planning services to individuals and businesses. The Company also provides direct mail services. On September 3, 1993, a corporation was formed in the State of Delaware for the purpose of a migratory merger of the Company into the newly formed Delaware corporation. The surviving corporation is Gilman & Ciocia, Inc., a Delaware corporation. A substantial portion of its yearly revenues are earned from January through June. The Company has three wholly-owned subsidiaries. JT Securities, Inc. (J.T.) is a registered broker-dealer and registered investment advisor, engaged primarily in financial planning services. Gilbert Financial Services, Inc. (Gilbert) is also in the business of providing financial planning services. B.T. Telemarketing, Inc. (B.T.) is a telemarketing company. Gilbert and B.T. are presently inactive.

NOTE 2 -   MERGERS AND ACQUISITIONS.

                On December 28, 1994, the Company entered into joint venture agreement with Midwood Tax Service, Inc. (Midwood). The parties to the agreement agreed to share all profits and losses from the existing tax practice equally for the 1995 tax season. The Company, according to the terms of the agreement, has the option to acquire 50% of the issued and outstanding capital stock of Midwood in each of the fiscal years ended June 30, 1996 and 1997.

                The Company's share of the results of operations from the joint venture have been included with the Company's results of operations for the year ended June 30, 1995 and are not considered material in relation to the Company's overall results of operations taken as a whole.

                On September 18, 1995, the Company acquired seventy-five percent interest of the outstanding common stock of Midwood.

                On February 10, 1995, the Company acquired all of the issued and outstanding capital stock of Gilbert Financial Services, Inc., a Florida corporation, in exchange for 203,428 shares of the Company's common stock. The acquisition was effective as of November 1, 1994. The Company has accounted for the acquisition as a pooling of interests. The financial statements presented herein have been restated to reflect the acquisition as if it had taken place at the beginning of all periods presented.

                On June 30, 1995, the Company acquired certain assets of Progressive Mailing Services, Inc. (Progressive). The purchase consisted of certain equipment having a fair market value of $56,000 and a customer list valued at $384,000. In addition, the principal stockholder of Progressive agreed to a non-competitive covenant to which the Company attributed a value of $10,000.

                In exchange, the Company gave Progressive $175,000 in cash, a promissory note in the principal sum of $50,000 and 64,286 shares of the Company's common stock which it valued at $225,000 for a total purchase price of $450,000. For the year ended June 30, 1995, the Company has recognized no depreciation or amortization in connection with the Progressive transaction.

NOTE 3 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

           (a)  Principles of Consolidation:

                The consolidated financial statements include the accounts of the Company, its three wholly-owned subsidiaries. JT Securities, Inc. was incorporated in the State of New York on May 7, 1993, BT Telemarketing, Inc. was incorporated in the State of New York on January 28, 1994 and Gilbert Financial Services, Inc. (Fla.), acquired in a pooling of interests on February 10, 1995, effective as of November 1, 1994) and its 75% owned subsidiary Midwood Tax Services, Inc. All significant intercompany transactions have been eliminated in consolidation (see Note 2).

           (b)  Property and Equipment:

                Property and equipment are stated at cost. Depreciation of property and equipment is computed on the straight-line and accelerated methods over their estimated useful lives ranging from 5 to 31.5 years.

                Maintenance and repairs are charged to expense; expenditures for betterments and renewals are capitalized. The cost of assets sold or retired and the accumulated depreciation thereon are eliminated from the accounts and any gain or loss is reflected in operations.

           (c)  Deferred Registration Costs:

                The costs principally for underwriting, accounting and legal fees were incurred in connection with the proposed public offering of the Company. Such costs were charged to additional paid-in capital upon the completion of the public offering.

           (d)  Revenues:

                The Company derives the majority of its revenues from the business of providing income tax preparation. In addition, JT Securities, Inc. has entered into agreements with independent contractors (registered representatives of a securities broker-dealer and insurance agents) pursuant to which the Company receives revenues for providing office space, clerical and secretarial support and references of clients to such independent contractors. The revenues are generated based on a specified percentage of the commissions earned by the independent contractors. The Company recognizes all revenues upon completion of the services associated with broker/dealer transactions and financial service planning.

           (e)  Income Taxes:

                For calendar year 1993, the Company and certain of the affiliated companies filed as "S" corporations for federal income tax purposes. Under these elections the tax consequences for corporate gains or losses became the responsibility of the individual stockholders. Certain other affiliated companies filed as regular "C" corporations. Effective January 1, 1994, the Company terminated its election to be treated as an "S" Corporation. Gilbert Financial Services, Inc. which was acquired effective November 1, 1994 had previously elected "S" Corporation status. That election was terminated on the effective date of acquisition.

                The historical financial statements include a provision for income taxes for certain state and local income taxes, as well as a federal tax provision for certain affiliated "C" corporations and for the Company for the periods presented herein. A pro forma provision for income taxes has been made, which represents the taxes which would have been accrued, or an over accrual that would have been credited, had the business been operated as a "C" corporation for the entire period or periods presented.

                The Company adopted SFAS No. 109, "Accounting for Income Taxes". Under SFAS 109, the deferred tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statement carrying amount and the tax basis of assets and liabilities using presently enacted tax rates.

                The adoption of SFAS 109 does not have a material effect on the consolidated financial statements presented herein.

                A reconciliation between the actual income tax expense (credit) and the federal statutory rate applied to the statement of operations is as follows:

                                                    For the Years Ended
                                                          June 30,
                                                    -------------------
                                                    1995           1994
                                                    ----           ----
           Federal statutory rate                   34.0%          34.0%

           State and local income taxes
             net of federal tax benefit              5.1%           5.0%

           Tax benefit adjustment on unrealized
             gain of marketable securities          (1.0%)          --

           Adjustment required for partial
             year Subchapter "S" status of
             corporation                             --            36.2
                                                    ----           ----

           Actual tax rate                          38.1%          75.2%
                                                    ====           ====

           (f)  Per Share Data:

                Net income per common share was computed by retroactively giving effect for the acquisition of Gilbert Financial Services, Inc., accounted for as a pooling of interests, as if it had taken place at the beginning of all periods presented. Common stock equivalents, when dilutive, are shown after giving retroactive effect to the issuance of the underlying shares as if such shares were outstanding for all years presented.

           (g)  Intangible Assets:

                Intangible assets consist of the following:

           (i) Several customer lists, the costs of which are being amortized on a straight-line basis over a period of five years.

           (ii) A non-compete agreement in connection with the acquisition of selected assets as more fully described in Note 2. The cost of which is being amortized on a straight-line basis over a period of five years.

           (h)  Prepaid Expenses and other Current Assets:

                The Company prepays certain expenses which are expected to provide an economic benefit in future periods. The economic benefits are generally realized within the subsequent twelve month period. At June 30, 1995 prepaid expenses and other current assets amounted to $127,652, respectively. The components are approximately as follows:

                                           June 30,
                                             1995
                                           --------
           Prepaid rent                    $ 10,000
           Prepaid supplies                  17,000
           Service contracts                 16,000
           Clearing deposit receivable       25,000
           Prepaid insurance                 48,000
           Sundry                            12,000
                                           --------

                                           $128,000
                                           ========

                Historically, the Company amortized these advertising costs over the six months ended June 30, matching the period during which the corresponding revenues were generated. Commencing July 1, 1995, the Company adopted the guidelines under Statement of Position 93-7 ("SOP 93-7") Reporting on Advertising Costs. The Company believes that advertising costs expended on new offices have an economic benefit of more than one year. The Company is developing a statistical model for application to these costs. Advertising costs expended on pre-existing offices will continue to be amortized in a manner consistent with prior periods.

           (i)  Amortization of Deferred Financing Costs:

                The deferred financing costs were to be amortized over the earlier of (i) the term of the bridge loan notes (14 months) or (ii) the prepayment of the bridge loan. In May 1994, the bridge loans were paid and the remaining deferred finance costs were charged to operations.

           (j)  Use of Estimates:

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

           (k)  Expense Reimbursement for Financial Planning:

                As per an employment agreement between the Company and one of its managers, the manager is required to reimburse the Company for certain expenses incurred on behalf of the Company should he fail to achieve certain gross revenue criteria. Based on these criteria, the Company is entitled to be reimbursed for $125,000 of these expenses. The Company will offset the managers future earnings to collect this reimbursement. The Company expects to receive repayment of the amount in full by December 31, 1996.

NOTE 4 -   INVESTMENT IN MARKETABLE SECURITIES.

                The Company periodically invests excess cash funds in marketable debt and equity securities which it classifies as trading securities. The securities are generally instruments issued by the U.S. Treasury, or other high grade investment quality securities. At June 30, 1995, the investment in marketable securities at fair market value amounted to $2,095,750. Of the total, $1,931,125 was invested in U.S. Treasury securities and $164,625 was invested in marketable equity securities.

NOTE 5 -   ACCOUNTS RECEIVABLE.

                The Company through its wholly owned subsidiary receives revenues for providing office space, secretarial and clerical support and for client referrals to independent contractors who are registered representatives of a securities broker-dealer as well as other financial planners. At June 30, 1995, accounts receivable includes $494,076 due from these sources for the aforementioned services.

NOTE 6 -   NOTES RECEIVABLE - STOCKHOLDERS.

                In March, 1995, the Company transferred ownership of certain life insurance policies which it maintained on key officers to the officers themselves. These policies had cumulative cash values of $117,194 on the books of the Company.

                On August 18, 1995, the officers gave the Company promissory notes in principal amounts equal to the recorded cash surrender values. The notes are payable in 52 equal bi-weekly installments (including interest at 9% per annum), with balloon payments due on August 15, 1997.

                The annual principal maturities as of June 30, 1995 are as follows:

                 Years Ending
                   June 30,
                 ------------
                     1996                           $ 44,625
                     1997                             54,710
                     1998                             17,859
                                                    --------
                                                     117,194
         Less: Current maturities                     44,625
                                                    --------

                                                    $ 72,569
                                                    ========

NOTE 7 -   NOTE RECEIVABLE - FORMER STOCKHOLDER.

                The note receivable-former stockholder represents a note, payable in 84 equal monthly installments including interest at 9% per annum, in connection with the sale of a certain customer list. At June 30, 1995 the balance due to the Company amounted to $27,385, of which $4,242 is due within the subsequent twelve month period.

NOTE 8 -   PROPERTY AND EQUIPMENT.

                At June 30, 1995, the property and equipment is summarized as follows:

                Equipment                           $1,292,982
                Furniture and fixtures                 192,396
                Leasehold improvements                  59,357
                                                    ----------
                                                     1,544,735
                Less:  Accumulated depreciation
                         and amortization              617,768
                                                    ----------

                                                    $  926,967
                                                    ==========

                At June 30, 1995 property and equipment includes approximately $91,000 of equipment which was not placed in service and therefore not depreciated during the year. The depreciation and amortization expense for the years ended June 30, 1995 and 1994 were $197,472 and $169,399, respectively.

NOTE 9 -   NOTES PAYABLE - BANK.

                The Company has two credit facilities with a bank. The first facility is a line of credit for up to $1,000,000. Borrowings under this line are in the form of short-term notes with interest charged monthly at the bank's prime lending rate plus 1-1/2%. At June 30, 1995, the Company had an outstanding note in the amount of $50,000, maturing July 31, 1995.

                The second credit facility is an installment note in the principal amount of $500,000. The note is payable in 36 equal monthly installments of $13,889, plus interest at the bank's prime lending rate plus 1-3/4%. The final installment is due June 30, 1997. At June 30, 1995 the note had an outstanding principal balance amounting to $333,333.

                Both credit facilities are collateralized by a blanket lien on all assets of the Company.

NOTE 10 -  NOTE PAYABLE - OTHER.

                As discussed in Note 2 to these financial statements, the Company acquired certain assets from Progressive Mailing Services, Inc. at a cost of $450,000. Of the total purchase price, $50,000 was a promissory note. The note is payable in twenty-four (24) equal monthly installments including interest at 9% per annum, commencing August 1, 1995 and is unsecured. Annual principal maturities under this note at June 30, 1995 are as follows:

                           Years Ended
                             June 30,
                           -----------
                               1996                              $21,807
                               1997                               25,926
                               1998                                2,267
                                                                 -------

                                                                 $50,000
                                                                 =======

NOTE 11 -  COMMITMENTS AND CONTINGENCIES.

           (a)  Leases:

                The Company is obligated under various noncancelable lease agreements for the rental of office space through 2001. The lease agreements contain escalation clauses based principally upon real estate taxes, building maintenance and utility costs. Minimum annual rental commitments are approximately as follows:

                           Years Ended
                             June 30,
                           -----------
                                1996                                  $735,000
                                1997                                   511,000
                                1998                                   296,000
                                1999                                   103,000
                                2000                                    94,000
                            Thereafter                                 114,000

                Rent expense for the years ended June 30, 1995 and 1994 amounted to $912,565 and $683,540, respectively.

           (b)  Management Agreements:

                The Company has management agreements with certain key employees who manage various locations. These employees receive a performance bonus on a calendar year basis for each location they are responsible for. During the years ended June 30, 1995 and 1994, the Company paid $37,873 and $51,454 in bonuses based on results for calendar years 1994 and 1993, respectively.

           (c)  Internal Revenue Code Provisions for Penalties of Tax Preparers:

                The Company's business of preparing tax returns subjects it to potential civil liabilities under the Internal Revenue Code. Although the Company complies with all applicable laws and regulations, no assurance can be given that the Company will never incur any material fines or penalties. The Company does not maintain any professional liability or malpractice insurance policy.

           (d)  Concentration of Credit Risk:

                Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. The Company maintains its temporary cash investments with high quality financial institutions. The highly seasonal nature of the Company's business results in the periodic accumulation of cash in amounts which exceed FDIC insurance limits. The Company utilizes several financial institutions at these times to minimize the exposure for potential losses.

                Accounts receivable consists primarily of amounts due from an unrelated registered broker-dealer as well as other financial planning service entities. These receivables are generally collected in less than 30 days from the date earned. At June 30, 1995 approximately 66.1% of the accounts receivable were due from this entity.

           (e)  Tax Examination:

                The New York State Department of Labor completed an audit of the Company regarding unemployment insurance contributions owed by the Company for the period from January 1, 1986 through September 30, 1989. The audit resulted in an assessment of approximately $30,000, plus interest and penalties, based on the claim that tax preparers and financial planners reported by the Company to be independent contractors were employees. After a hearing, the initial determination of the audit was sustained by an administrative law judge. The Company is contesting this assessment through an appeal and remains convinced that its position is well founded. The Company believes that the Internal Revenue service has no claim in this matter because the statute of limitations has expired for assessment and collection on these taxes.

           (f)  Common Stock Subject to Recision:

                From October 1993 through January 1994, the Company issued a total of 186,197 shares of common stock for total consideration of $576,334 in private placement sales. The sales were made concurrent to the registration by the Company of common stock to be sold in a public offering. By comment letter, the Securities and Exchange Commission noted that these shares may have been required to be integrated with the Company's initial public offering. As such, the private placements would have constituted an unregistered public offering of securities in violation of Section 5 of the Securities Act of 1933. The purchasers of this unregistered stock would be entitled to recision and could subject the Company to a liability under such Section 5.

                No provision has been made in these financial statements for any liability which may arise in connection with these shares. It is the opinion of management as well as the Company's legal counsel that the likelihood of these shareholders seeking recision is negligible.

           (g)  Litigation:

                The Company is a defendant in several actions/lawsuits regarding alleged libel and torts. The management of the Company is of the opinion that these actions/lawsuits are without merit. In addition, in the opinion of management the outcome of the actions/lawsuits will not have a material effect on the financial condition or the results of operations of the Company.

NOTE 12 -  STOCKHOLDERS' EQUITY.

           (a)  Public Offering:

                In December 1994, the Company sold 507,807 units of its securities to the public for $7.00 per unit. Each unit consisted of two (2) shares of the Company's common stock and a warrant to purchase another share of common stock at $4.67 per share. The Company raised $3,554,649 from its initial public offering before underwriting costs of $278,094 and deferred registration costs of $189,877.

           (b)  Common Stock Subscriptions and Accrued Interest Receivable:

                Common stock subscriptions receivable consists of notes receivable from various stockholders, delivered at the time of their purchase of the Company's common stock. Such notes bear interest at 9% per annum. Subscriptions received and accrued interest received at June 30, 1995 amounted to $681,891 and $92,089, respectively. For the years ended June 30, 1995 and 1994, the Company recognized $64,143 and $60,164, respectively, as interest income.

                Common stock subscriptions and accrued interest receivable are scheduled to be paid to the Company as follows:

                     Years Ending
                       June 30,
                     ------------
                         1996                                     $408,980
                         1997                                      139,750
                         1998                                       76,000
                         1999                                       72,250
                         2000                                       56,000
                      Thereafter                                    21,000
                                                                  --------

                                                                  $773,980
                                                                  ========

                Included in the amount to be paid for the year ending June 30, 1996 is approximately $171,000 of notes receivable which are currently past due.

           (c)  Stock Options:

                On September 14, 1993, the Board of Directors adopted a Joint Incentive and Non-qualified Stock Option Plan, whereby 816,000 shares of the Company's common stock are reserved for issuance. The number of shares granted, price, terms of exercise, and expiration dates are to be decided by the Board of Directors. The Plan will terminate in September 2003. In October 1993, four officers and two consultants were granted options to purchase an aggregate of 479,832 shares exercisable at $.39 to $3.65 per share. In June 1994, the Company canceled stock options for 23,410 shares at an exercise price of $.39 per share and stock options for 24,420 shares at an exercise price of $3.13 per share. In May 1995, the chief financial officer was granted options to purchase 200,000 shares. The options vest as follows:
           22,000 on the date of grant; 14,000 on anniversary No. 1; 15,000 on anniversary No. 2; 45,000 on anniversary No. 3; 54,000 on anniversary No. 4; 25,000 on anniversary No. 5 and 25,000 on anniversary No. 6. The exercise prices, which are based on the dates of vesting, are as follows: 10,000 at $3.00 and 12,000 at $4.00 on the date of grant; thereafter, at the market price on the date of vesting less a discount equal to 20%.

                In June 1995, the Company granted options to an independent contractor to purchase 3,000 shares of the Company's common stock at an exercise price of $3.38 per share.

                In February 1995, the Company granted options to the selling shareholder of Gilbert Financial Services, Inc. to acquire 400,000 shares of the Company's common stock at an exercise price of $3.50 per share. The options were granted as an incentive for the individual to enter into a two-year employment agreement with the Company. These options are not covered by the Company's Joint Incentive and Non-qualified Stock Option Plan.

                Stock options granted during the year ended June 30,1995 are as follows:

                Options outstanding at
                  beginning of period                    $  432,002
                Options granted                             668,000
                                                         ----------

                Options outstanding at
                  end of period                         $ 1,100,002
                                                        ===========

                Exercise price                          $2.60-$4.00
                                                        ===========

           (d)  Acquisition of Treasury Stock:

                On August 19, 1993, the Company acquired 27,295 shares of its common stock from a minority shareholder and settled all outstanding claims for $121,737. The cost consisted of a cash payment of $40,000, and the cancellation of a stock subscription note receivable of $47,500 and a loan receivable of $34,237 which included accrued interest through June 30, 1993. The reacquired shares were subsequently retired to authorized and unissued common stock.

                On April 13, 1994, the Company acquired 19,339 shares of its common stock from two minority shareholders for $60,000. The cost consisted of a cash payment of $30,000, and the cancellation of two stock subscription notes receivable totalling $30,000. In addition, the minority shareholders reimbursed the Company a total of $17,600 for losses resulting from operations in the office which they managed. The reacquired shares were subsequently retired to authorized and unissued common stock.

                In December 1994, the Company acquired 20,000 shares of its common stock at a cost of $72,500.

                In January and July 1995, the Board of Directors resolved to accept 85,930 and 11,034 shares, respectively, of the Company's common stock from four officers in lieu of repayment of certain loans due the Company. For purposes of these transactions, the shares were valued at the approximate fair market value of $3.50 per share for an aggregate value of $339,375. Of the 96,964 shares, 85,930 were returned to treasury stock on August 23, 1995. The remaining 11,034 shares were returned to treasury stock on September 22, 1995. The shares have been reflected as treasury stock in the financial statements presented herein as at and for the year ended June 30, 1995.

           (e)  Common Stock Held in Escrow:

                The Company is holding 887,054 shares of its common stock in escrow to be released when the stock subscription receivables are paid. The subscribers to these shares do not have voting rights while these shares are being held in escrow.

           (f)  Stock Split:

                On October 4, 1993, the Board of Directors voted to approve a stock split of the Company's issued common stock on a basis of
           4.064264 shares in exchange for 1 share of common stock. Then on December 1, 1993, the Board of Directors voted to approve a reverse stock split of the Company's common stock on a basis of .96 shares in exchange for 1 share of common stock. The financial statements as at and for the year ended June 30, 1994 give effect to the stock splits.

           (g)  Warrants:

                In May 1995, Class "A" warrants to acquire 360,000 shares of the Company's common stock at $2.08 per share were exercised. The warrants were originally issued in connection with the bridge notes in October 1993. Upon exercise of the warrants, additional paid-in capital-warrants and options of $208,800 was transferred to additional paid-in capital.

NOTE 13 -  NET INCOME PER COMMON SHARE - PRO FORMA - UNAUDITED.

                Net income per common share - pro forma, represents the earnings on a pro forma basis divided by the weighted average number of shares outstanding.

NOTE 14 -  RELATED PARTY TRANSACTIONS.

                An officer of the Company previously acted as an escrow agent with a broker/dealer from which the Company received revenues for providing office space, secretarial and clerical support and its reference of clients to the registered representatives of such broker/dealer. For the year ended June 30, 1994 the revenues amounted to approximately $1,600,000. As of July 1, 1994, these revenues have been paid directly to the Company's wholly owned subsidiary, JT Securities, Inc.

                At June 30, 1995, other receivables - stockholders, amounted to $180,895. This balance consists of demand loans due from stockholders aggregating $180,895, of which $127,395 was agreed to be repaid by June 30, 1995 through salary reductions or cash repayments during the year. These loans are currently in default although the Company has not made any demand for repayment. The remaining loans aggregating $53,500 are due from various minority stockholders on demand.

                In October 1993, certain individuals who are relatives of the Company's officers were participants in a bridge loan to the Company. The amount attributed to those related parties amounted to $386,358. These related parties received an aggregate of 185,452 Class A Warrants and 123,623 Class B Warrants to purchase the Company's common stock. The aforementioned bridge loans were repaid in May 1994.

                In January 1994, a brother of an officer of the Company purchased 7,803 shares for a total purchase price of $24,000.

NOTE 15 -  SEGMENT REPORTING (UNAUDITED):

                The Company is a service business which operates in primarily two industry segments, Tax Preparation Services and Financial Planning Services.

           (a)  Tax Preparation Services:

                The Company is engaged in providing tax return preparation, filing and related services to the general public. This segment of the Company's business is seasonal and generates most of its revenues between February and April.

           (b)  Financial Planning Services:

                The Company provides financial services such as insurance, investments, pensions and estate planning to its existing clients.

                Financial information pertaining to the above segments are as follows:

                                        June 30, 1995                              June 30, 1994
                              Tax         Financial                       Tax        Financial
                          Preparation     Planning     Consolidated   Preparation    Planning     Consolidated
                          -----------   -------------  ------------   -----------  -------------  ------------
Revenues                   $6,657,620     $3,274,541    $9,932,161    $4,860,665     $2,665,006    $7,525,671
Direct costs                6,871,972      2,477,025     9,348,997     5,018,244      1,820,268     6,838,512
                           ----------     ----------    ----------    ----------     ----------    ----------

Operating profit (loss)    $ (214,352)    $  797,516    $  583,164    $ (157,579)    $  844,738    $  687,159
                           ==========     ==========    ==========    ==========     ==========    ==========

Identifiable assets        $5,226,071     $  867,389    $6,093,460    $2,624,783     $  143,790    $2,768,573
                           ==========     ==========    ==========    ==========     ==========    ==========

Direct costs consist of the following:

                                   June 30, 1995                              June 30, 1994
                         Tax         Financial                       Tax        Financial
                     Preparation     Planning     Consolidated   Preparation    Planning     Consolidated
                     -----------   -------------  ------------   -----------  -------------  ------------
Advertising           $1,738,401    $  306,777     $2,045,178    $1,106,611    $  195,284     $1,301,895
Rent                     593,167       319,398        912,565       444,301       239,239        683,540
Salaries               2,683,935     1,232,028      3,915,963     2,126,082       938,661      3,064,743
Other                  1,856,468       618,823      2,475,291     1,341,251       447,084      1,788,335
                      ----------    ----------     ----------    ----------    ----------     ----------

Total direct costs    $6,871,971    $2,477,026     $9,348,997    $5,018,245    $1,820,268     $6,838,513
                      ==========    ==========     ==========    ==========    ==========     ==========

                The Company has allocated advertising, rent and other based upon managements best estimates. The allocation of salaries has been based on the specific service provided by the employee, except for administrative costs which have been allocated based upon managements best estimates.

NOTE 16 -  NEW ACCOUNTING STANDARDS.

                In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, accounting for impairment of long-lived assets and for long-lived assets to be disposed of, effective for fiscal years beginning after December 15, 1995. The statement established accounting standards for long-lived assets which are impaired and certain identifiable intangibles to be disposed of. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, certain long-lived assets and intangibles to be disposed of should be recorded as the lower of the carrying amount or the fair value less any cost of disposal. The Company does not expect the adoption of SFAS 121 to have a material impact on its results of operations or financial position. The Company will adopt this accounting standards effective July 1, 1996, as required.

NOTE 17 -  RESTATEMENT OF JUNE 30, 1995 FINANCIAL STATEMENTS.

                The June 30, 1995 financial have been restated to reflect the following:

           (a) The compensatory element of stock options to acquire 65,000 shares of the Company's common stock granted to certain officers of the Company amounting to $30,875 resulted in an increase in paid-in capital-warrants and options and an increase in the provision for historical income taxes amounting to $10,800.

           (b) An additional 238 shares of common stock have been reflected due to a reconciliation of the shares outstanding. The change did not change any dollar amounts.