Form 10QSB/A
period 1995-09-30
GILMAN & CIOCIA INC
filed 1996-05-14
CIK 914142

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                Amendment No. 1

    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
/X/ EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED 9/30/95

    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES / / EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM          TO
                               --------    --------

Commission file number 000-22996
                       ---------

                              GILMAN & CIOCIA, INC.
                              ---------------------
                 (Name of small business issuer in its charter)

        Delaware                                   11-2587324
- -------------------------                   -------------------------

(State of jurisdiction                          ( I.R.S. Employer
 of incorporation or                           Identification No.)
 organization)

475 Northern Boulevard, Great Neck, NY                11021
- --------------------------------------                -----
(Address of principal executive offices)            (Zip Code)

                                 (516) 482-4860

              ----------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes /X/         No / /

     State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of November 9, 1995, 5,567,120 shares of the issuer's common equity were outstanding.

                                     PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

                                                                           Page
                                                                           ----

Consolidated Balance Sheet as of September 30, 1995 and June 30, 1995      F-1 &
                                                                           F-2

Consolidated Statements of Operations for the three-month
periods ended September 30, 1995 and 1994                                  F-3

Consolidated Statements of Stockholders' Equity for the three-month
periods ended September 30, 1995 and 1994                                  F-4

Consolidated Statements of Cash Flows for the three-month periods ended
September 30, 1995 and 1994                                                F-5 &
                                                                           F-6

Notes to Consolidated Financial Statements                                 F-7 -
                                                                           F-9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS:

THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994 COMPARED.

     The Company's revenues for the three months ended September 30, 1995 increased 60.0% to $1,509,211 as compared to $943,306 for the three months ended September 30, 1994. The increase in revenues for the three months ended September 30, 1995 is primarily attributable to the opening of 22 new offices in January 1995, the continued growth of existing offices and increased financial planning revenues which are not confined to the Company's traditional tax return preparation "season". The total revenues for the three months ended September 30, 1995 consist of $176,943 in Tax Preparation Services, $1,164,226 in Financial Planning Services and $168,042 in Direct Mailing Services. Total revenue for the three months ended September 30, 1994 consist of $103,866 in Tax Preparation Services and $839,440 in Financial Planning Services.

     The Company's operating expenses for the three months ended September 30, 1995 increased 29.8% to $1,600,649 as compared to $1,233,283 for the three months ended September 30, 1994. The increase in the Company's operating expenses is primarily attributable to increased rent of $95,631 and additional salaries (including officers' salaries) and commissions of $243,338. The increase in operating expenses is primarily due to the opening of 22 new offices since January 1995 and the growth of existing offices. The increase in commissions is due to increased financial planning activities.

     The Company's interest income for the three months ended September 30, 1995 increased 161.8% to $39,038, from $14,909 for the three months ended September 30, 1994. The increase is primarily due to interest from outstanding subscriptions receivable and other notes receivable. The Company's interest expense for the three months ended September 30, 1995 decreased 55.4% to $5,138 from $11,522 for the three months ended September 30, 1994. The decrease is primarily due to the decrease in bank obligations. The Company increased its other income through gains from marketable securities and income from investment in partnership.

     The Company's net income before provision for income taxes for the three months ended September 30, 1995 increased by 120.0% to $57,038 from ($285,240) for the three months ended September 30, 1994. This increase is attributable to the gain on investment in marketable securities of $64,663, the income from investment in partnership of $43,334 and a decrease in th loss from operations of $198,539 for the period.

     The Company's business is highly seasonal, with the majority of its revenue earned in the first four months of the calendar year.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1995, the Company had a working capital of $3,533,014 compared to working capital of $4,062,344 at June 30, 1995. The decrease in working capital for the three months ended September 30, 1995 is primarily due to the investment in partnership of $348,360 which was transferred from marketable securities and the purchase of intangible assets of approximately $141,000.

     Cash used in operating activities in the Company's fiscal period consisted primarily of an increase in accounts receivable of $134,032 and an increase in prepaid and refundable income taxes of $112,246.

     Cash provided by investing activities consists primarily of the proceeds from the sale of Marketable Securities of $2,160,413.

     Cash used in financing activities were primarily due to repayments of notes payable to bank of $27,778 and an increase in notes receivable from stockholders of $48,703.

                                     PART II

ITEM 6.  EXHIBITS; LISTS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1 Registrant's Articles of Incorporation, as amended, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         3.2 Registrant's by-laws, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         4.1 Form of Class A Warrant delivered to Bridge Loan lenders, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended,File No. 33-70640-NY

         4.2 Form of Class B Warrant delivered to Bridge Loan lenders, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         4.3 Form of Redeemable Warrant included in Units, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70604-NY

         4.4 Form of Purchase Option for Underwriter's Warrants, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70604-NY

         10.1 Restated and Amended Agreement and Plan of Merger dated December 23, 1992 among the Registrant and 15 participating corporations, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         10.2 Asset Sale Agreement dated December 31, 1992, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         10.3 Escrow letter regarding certain shares of Common Stock of the Registrant, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         10.4     (Omitted)

         10.5 Warrant Agreement dated October 31, 1993 between the Registrant and the Warrant Agent, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         10.6     (Omitted)

         10.7 1993 Joint Incentive and Non-Qualified Stock Option Plan of the Registrant, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         10.8     (Omitted)

         10.9     (Omitted)

         10.10 Form of Lock-up letter executed by shareholders of the Registrant, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         10.11 Term-loan Promissory Note to State Bank of Long Island, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         10.12    (Omitted)

         10.13 Escrow Agreement among State Bank of Long Island as escrow agent, the Registrant and Patterson Travis, Inc., incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         10.14 Form of guarantee of Term-loan Promissory Note to State Bank of Long Island, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         10.15 Agreement among Registrant and James Ciocia, Thomas Povinelli, Gary Besmer and Kathryn Travis regarding the repayment of advances, incorporated by reference to the like-numbered exhibit to the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         10.16 Underwriting Agreement between the Registrant and Patterson Travis, Inc., incorporated by reference to exhibit number 1.1 in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         10.17 Stock Purchase Agreement dated February 10, 1995 between Registrant and Steven Gilbert, incorporated by reference to exhibit 99.1 to the Company's Current Report on Form 8-K, dated February 10, 1995

         10.18 Noncompetition Agreement dated February 10, 1995 between Registrant and Steven Gilbert, incorporated by reference to exhibit 99.2 to the Company's Current Report on Form 8-K, dated February 10, 1995

         10.19 Employment Agreement dated February 10, 1995 between Steven Gilbert Financial Corp. and Steven Gilbert, incorporated by reference to exhibit 99.3 to the Company's Current Report on Form 8-K, dated February 10, 1995

         10.20 Registration Rights Agreement dated February 10, 1995 between Registrant and Steven Gilbert, incorporated by reference to exhibit 99.4 to the Company's Current Report on Form 8-K, dated February 10, 1995

         10.21 Letter Agreement dated April 26, 1995 between the Company and Steven Gilbert, incorporated by reference to exhibit 10.20 in the Company's quarterly report on form 10Q for the fiscal quarter ended March 31, 1995

     (b) Reports on Form 8-K

     No Reports on Form 8-K was filed by the Company during the quarter ended September 30, 1995.

                                    SIGNATURE

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 7, 1996

GILMAN & CIOCIA, INC.



By/s/Ralph V. Esposito
- -----------------------
Ralph V. Esposito
Chief Financial Officer

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                 SEPTEMBER 30,      JUNE 30,
                                                 -------------      --------
                                                     1995             1995
                                                     ----             ----
CURRENT ASSETS:
  CASH & CASH EQUIVALENTS                         $2,779,961      $1,335,762
  INVESTMENT IN MARKETABLE SECURITIES                      0       2,095,750
  ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR
    DOUBTFUL ACCOUNTS OF $23,685 AND $23,685
    RESPECTIVELY                                     696,371         562,339
  NOTES RECEIVABLE - STOCKHOLDERS,
    CURRENT PORTION                                   50,370          44,625
  OTHER RECEIVABLES - STOCKHOLDERS                   179,367         180,895
  NOTES RECEIVABLE -
    FORMER STOCKHOLDER - CURRENT PORTION               4,403           4,242
  PREPAID AND REFUNDABLE INCOME TAXES                230,833         118,589
  PREPAID AND OTHER CURRENT ASSETS                    72,508         127,652
                                                  ----------      ----------
        TOTAL CURRENT ASSETS                       4,013,813       4,469,854
                                                  ----------      ----------

PROPERTY AND EQUIPMENT - NET OF ACCUMULATED
  DEPRECIATION AND AMORTIZATION OF $664,378
  AND $617,768 RESPECTIVELY                          918,077         926,967
                                                  ----------      ----------


OTHER ASSETS;
  NOTE RECEIVABLE - STOCKHOLDERS
    NET OF CURRENT PORTION                           115,527          72,569
  NOTES RECEIVABLE - FORMER STOCKHOLDER,
    NET OF CURRENT PORTION                            21,949          23,143
  INTANGIBLE ASSETS, NET OF ACCUMULATED
    AMORTIZATION OF $41,270 AND $20,467
    RESPECTIVELY                                     611,608         471,561
  INVESTMENT IN SUBSIDIARY                                 0          20,000
  SECURITY DEPOSITS                                  139,304         109,366
  INVESTMENT IN PARTNERSHIP                          391,694               0
                                                  ----------      ----------
        TOTAL OTHER ASSETS                         1,280,082         696,639
                                                  ----------      ----------
TOTAL ASSETS                                      $6,211,972      $6,093,460
                                                  ==========      ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            SEPTEMBER 30,     JUNE 30,
                                                            -------------     --------
                                                                1995            1995
                                                                ----            ----
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                          $   52,572      $   34,248
  NOTES PAYABLE - BANK,  CURRENT PORTION                       216,667         216,667
  NOTES PAYABLE - OTHER, CURRENT PORTION                        21,807          21,807
  ACCRUED PAYROLL AND PAYROLL TAXES                            146,123          38,979
  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES                43,630          95,809
                                                            ----------      ----------
      TOTAL CURRENT LIABILITIES                                480,799         407,510
                                                            ----------      ----------

LONG - TERM DEBT:
  NOTE PAYABLE - BANK, NET OF CURRENT PORTION                  138,889         166,667
  NOTE PAYABLE - OTHER, NET OF CURRENT PORTION                  28,193          28,193
                                                            ----------      ----------
      TOTAL LONG TERM DEBT                                     167,082         194,860
                                                            ----------      ----------

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK - $.001 PAR VALUE
    AUTHORIZED - 100,000 SHARES
    ISSUED -- NONE
  COMMON STOCK - $.01 PAR VALUE
    AUTHORIZED - 9,000,000 SHARES
    ISSUED - 5,636,293 & 5,634,864 SHARES RESPECTIVELY          56,362          56,348
  PAID-IN CAPITAL - COMMON STOCK                             5,772,562       5,767,039
  PAID-IN-CAPITAL - WARRANTS AND OPTIONS                        48,155          48,155
  RETAINED EARNINGS                                            850,189         805,403
                                                            ----------      ----------
                                                             6,727,268       6,676,945
  LESS:  STOCK SUBSCRIPTIONS AND ACCRUED INTEREST
           RECEIVABLE                                          751,302         773,980
         TREASURY STOCK-AT COST-116,964 SHARES                 411,875         411,875
                                                            ----------      ----------
         TOTAL  STOCKHOLDERS' EQUITY                         5,564,091       5,491,090
                                                            ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $6,211,972      $6,093,460
                                                            ==========      ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                              -------------
                                                                        1995              1994
                                                                        ----              ----
NET REVENUES                                                       $ 1,509,211       $   943,306

OPERATING EXPENSES:
  SALARIES AND COMMISSIONS                                             856,582           613,244
  ADVERTISING                                                           15,306            13,706
  RENT                                                                 281,267           185,636
  DEPRECIATION AND AMORTIZATION                                         73,563            47,855
  GENERAL AND ADMINISTRATIVE EXPENSES                                  498,931           372,842
  EXPENSE REIMBURSEMENT FOR FINANCIAL PLANNING                        (125,000)                0
                                                                   -----------       -----------
TOTAL OPERATING EXPENSES                                             1,600,649         1,233,283
                                                                   -----------       -----------

LOSS FROM OPERATIONS                                                   (91,438)         (289,977)
                                                                   -----------       -----------
OTHER INCOME (EXPENSES):
  INTEREST INCOME                                                       39,038            14,909
  INTEREST EXPENSE                                                      (5,138)          (11,522)
  RENT INCOME                                                            6,579             1,350
  INCOME FROM INVESTMENT IN PARTNERSHIP                                 43,334                 0
  GAIN ON SALE OF MARKETABLE SECURITIES                                 64,663                 0
                                                                   -----------       -----------
  TOTAL OTHER INCOME                                                   148,476             4,737
                                                                   -----------       -----------
INCOME BEFORE PROVISION/(CREDIT) FOR INCOME TAXES-Historical            57,038          (285,240)

PROVISION/(CREDIT) FOR INCOME TAXES-Historical                          12,252          (144,066)
                                                                   -----------       -----------
NET INCOME/(LOSS)-Historical                                       $    44,786       $  (141,174)
                                                                   ===========       ===========
PROVISION FOR INCOME TAXES-Proforma                                $         0       $    85,877
                                                                   ===========       ===========
NET INCOME (LOSS)-Proforma                                         $    44,786       $  (227,051)
                                                                   ===========       ===========
EARNINGS PER SHARE:
         PRIMARY           Historical                              $       .01       $      (.03)
                                                                   ===========       ===========
                           Proforma                                $       .01       $      (.06)
                                                                   ===========       ===========
         FULLY DILUTED     Historical                              $       .01       $      (.03)
                                                                   ===========       ===========
                           Proforma                                $       .01       $      (.05)
                                                                   ===========       ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                        5,635,213         4,114,465
                                                                   ===========       ===========
FULLY DILUTED WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                                        5,874,884         4,273,158
                                                                   ===========       ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                                                                                                       PAID-IN
                                                                                                       CAPITAL
                                                                  COMMON STOCK                        WARRANTS
                                                                  ------------          PAID-IN          AND       RETAINED
                                                             SHARES         AMOUNT      CAPITAL        OPTIONS     EARNINGS
                                                             ------         ------      -------       --------     --------
         FOR THE THREE MONTHS ENDED
             SEPTEMBER 30, 1995

BALANCE AT JULY 1, 1995                                     5,634,864    $   56,348    $5,767,039   $   48,155   $  805,403

COLLECTION OF COMMON STOCK SUBSCRIPTIONS AND
  ACCRUED INTEREST RECEIVABLE

 COMMON STOCK ISSUANCE                                          1,429            14         5,523

ACCRUED INTEREST ON STOCK SUBSCRIPTIONS RECEIVABLE
NET INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995                                                             44,786

BALANCE AT SEPTEMBER 30, 1995                               5,636,293    $   56,362    $5,772,562   $   48,155   $  850,189
                                                            =========    ==========    ==========   ==========   ==========

         FOR THE THREE  MONTHS ENDED
             SEPTEMBER 30, 1994

BALANCE AT JULY 1, 1994                                     4,114,465    $   41,144    $1,170,745   $  226,080   $  714,923

COLLECTION OF COMMON STOCK SUBSCRIPTIONS AND
   ACCRUED INTEREST RECEIVABLE

S CORPORATION DIVIDEND DISTRIBUTION                                                                                (202,868)

ACCRUED INTEREST ON STOCK SUBSCRIPTIONS RECEIVABLE
NET LOSS FOR THE THREE  MONTHS ENDED SEPTEMBER 30, 1994                                                            (141,174)
                                                            ---------    ----------    ----------   ----------   ----------
BALANCE AT SEPTEMBER 30, 1994                               4,114,465    $   41,144    $1,170,745   $  226,080   $  370,881
                                                            =========    ==========    ==========   ==========   ==========

                                                            SUBSCRIPTIONS                                      TOTAL
                                                             RECEIVABLE             TREASURY STOCK            STOCK-
                                                             AND ACCRUED            --------------           HOLDERS'
                                                               INTEREST        SHARES            VALUE        EQUITY
                                                            -------------      ------            -----       -------
         FOR THE THREE MONTHS ENDED
             SEPTEMBER 30, 1995

BALANCE AT JULY 1, 1995                                     ($ 773,980)      116,964          $ (411,875)   $5,491,090

COLLECTION OF COMMON STOCK SUBSCRIPTIONS AND
  ACCRUED INTEREST RECEIVABLE                                   36,684                                          36,684

 COMMON STOCK ISSUANCE                                                                                           5,537

ACCRUED INTEREST ON STOCK SUBSCRIPTIONS RECEIVABLE             (14,006)                                        (14,006)
NET INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995                                                        44,786

BALANCE AT SEPTEMBER 30, 1995                               $ (751,302)      116,964          $ (411,875)   $5,564,091
                                                            ==========       =======          ==========    ==========


         FOR THE THREE  MONTHS ENDED
             SEPTEMBER 30, 1994

BALANCE AT JULY 1, 1994                                     $ (694,148)   $        0          $        0    $1,458,744

COLLECTION OF COMMON STOCK SUBSCRIPTIONS AND
   ACCRUED INTEREST RECEIVABLE                                  75,146                                          75,146

S CORPORATION DIVIDEND DISTRIBUTION                                                                           (202,868)

ACCRUED INTEREST ON STOCK SUBSCRIPTIONS RECEIVABLE             (12,338)                                        (12,338)
NET LOSS FOR THE THREE  MONTHS ENDED SEPTEMBER 30, 1994                                                       (141,174)
                                                            ----------    ----------          ----------    ----------
BALANCE AT SEPTEMBER 30, 1994                               $ (631,340)   $        0          $        0    $1,177,510
                                                            ==========    ==========          ==========    ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                                 --------------
                                                                              1995           1994
                                                                              ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                                       $    44,786    $  (141,174)
                                                                          -----------    -----------
  DEPRECIATION AND AMORTIZATION                                                73,563         47,855
  GAIN ON DISPOSAL OF PROPERTY
    AND EQUIPMENT                                                                   0          8,407
  COMPENSATORY ELEMENT OF COMMON STOCK ISSUANCE                                 5,537              0
  UNREALIZED LOSS ON MARKETABLE SECURITIES                                     16,216              0
  EXPENSE REIMBURSEMENT FOR FINANCIAL PLANNING                               (125,000)             0
  INCREASE (DECREASE) IN CASH FLOWS AS A RESULT OF CHANGES IN ASSET AND
    LIABILITY ACCOUNT BALANCES:
  ACCOUNTS RECEIVABLE                                                        (134,032)        84,192
  PREPAID EXPENSES                                                             55,144       (120,178)
  SECURITY DEPOSITS                                                           (29,938)        10,389
  ACCOUNTS PAYABLE                                                             18,324       (160,974)
  PREPAID AND REFUNDABLE INCOME TAXES                                        (112,246)      (195,286)
  ACCRUED PAYROLL AND PAYROLL TAXES                                           107,144        (76,102)
  ACCRUED EXPENSES AND OTHER  CURRENT LIABILITIES                             (52,179)        (5,469)
                                                                          -----------    -----------
        TOTAL ADJUSTMENTS                                                    (177,467)      (407,166)
                                                                          -----------    -----------

NET CASH  USED IN OPERATING ACTIVITIES                                       (132,681)      (548,340)
                                                                          -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  ACQUISITION OF PROPERTY AND EQUIPMENT                                       (37,431)       (33,732)
  PROCEEDS FROM SALE OF MARKETABLE SECURITIES                               2,160,413              0
  PURCHASE OF INTANGIBLE ASSETS                                              (146,500)             0
  INCREASE IN OTHER RECEIVABLES STOCKHOLDERS                                    1,528        (20,953)
  INCREASE IN ACCRUED INTEREST                                                 (3,572)         7,783
  INVESTMENT IN PARTNERSHIP                                                  (348,360)             0
                                                                          -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                                       1,626,078        (46,902)
                                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  RECEIPTS ON NOTE FROM FORMER STOCKHOLDERS                                     1,033          1,230
  NOTES RECEIVABLE - STOCKHOLDERS                                             (48,703)             0
  REPAYMENTS UNDER NOTES PAYABLE FROM BANK                                    (27,778)       (41,667)
  INCURRENCE OF DEFERRED REGISTRATION COSTS                                         0        (25,811)
  COMMON STOCK SUBSCRIPTIONS COLLECTED                                         26,250         55,023
  INCREASE IN NOTE PAYABLE - OFFICER                                                0        (62,150)
  S CORPORATION DIVIDEND DISTRIBUTIONS                                              0       (127,868)
                                                                          -----------    -----------

NET CASH USED IN FINANCING ACTIVITIES                                         (49,198)      (201,243)
                                                                          -----------    -----------

NET INCREASE (DECREASE) IN CASH                                             1,444,199       (796,485)

CASH AT BEGINNING OF  PERIOD                                                1,335,762      1,176,425
                                                                          -----------    -----------

CASH AT END OF  PERIOD                                                    $ 2,779,961    $   379,940
                                                                          ===========    ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                                   -------------
                                                                                1995            1994
                                                                              ------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  CASH PAYMENTS FOR THE PERIOD:

    INTEREST                                                                  $  5,137         $11,522
                                                                              ========         =======

    INCOME TAXES                                                              $122,034         $32,704
                                                                              ========         =======

    NON CASH TRANSACTIONS FOR THE PERIOD:

    ISSUANCE OF COMMON STOCK AS COMPENSATION FOR

             SERVICES RENDERED                                                $  5,537         $     0
                                                                              ========         =======

    INCOME FROM INVESTMENT IN  PARTNERSHIP                                    $ 43,334         $     0
                                                                              ========         =======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              GILMAN + CIOCIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1995
                                   (Unaudited)

NOTE 1 - PREPARATION OF FINANCIAL STATEMENTS

         In the opinion of the Company, the accompanying unaudited consolidated balance sheet as at September 30,1995, and the related unaudited consolidated statements of operations, stockholders' equity and cash flows for the three months ended September 30, 1995 and 1994 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as at September 30, 1995 and the results of operations, changes in stockholders' equity and cash flows for the three months ended September 30, 1995 and 1994.

         The accompanying consolidated balance sheet as at June 30, 1995 is presented herein as unaudited. Such consolidated balance sheet was prepared from the audited year end June 30, 1995 financial statements, and does not reflect all disclosures and footnotes contained therein. These footnotes should be read in conjunction with the audited financial statements for the year ended June
30, 1995.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a) Principles of Consolidation:
             The consolidated financial statements include the accounts of Gilman + Ciocia, Inc. (The Parent), (a Delaware Corporation) and its wholly-owned subsidiaries, JT Securities, Inc. (New York), BT Telemarketing, Inc. (New York) and Gilbert Financial Services, Inc. (Florida), and its partially owned subsidiary, Mid Wood Tax Service, Inc. (See Note 3). All significant intercompany transactions have been eliminated in consolidation.

         (b) Per Share Data:
             Primary and Fully Diluted net income per share of common stock for the three months ended September 30, 1995 and 1994 have been computed based on the weighted average number of common shares outstanding including common stock that may be subject to recision. The acquisition of Gilbert Financial Services, Inc., accounted for as a pooling of interests, has been retroactively reflected as of the beginning of all periods presented.

         (c) Investment in ATM Partners
             The Company is using the equity method to account for its 35.88% ownership in ATM Partners. The Partnership was formed in July, 1995. The

Partnership reflects its investment at fair market value.

         The condensed balance sheet of ATM Partners at September 30, 1995 is as follows:

                  Investment in Marketable Securities         $1,091,678
                                                              ==========
                  Partners Capital                            $1,091,678
                                                              ==========

         Income of the Partnership for the three months ended September 30, 1995 amounted to $120,654. The Company's prorata share amounted to $43,334.

         (d) Expense Reimbursement for Financial Planning
             As per an agreement between the Company and a manager, the manager is required to reimburse the Company for certain expenses incurred on behalf of the Company should he fail to achieve certain gross revenue criteria. Based on these criteria the Company is entitled to be reimbursed for $125,000 of these expenses. The Company will offset the managers future earnings to collect this reimbursement.

NOTE 3 - MERGERS AND ACQUISITIONS

         On September 18, 1995 the Company acquired seventy-five percent of the outstanding stock of Midwood Tax Service Inc. ("Midwood"). Previously the Company and Midwood were engaged in a joint-venture. The Company has accounted for the acquisition as an investment in a subsidiary using the equity method.

         Midwood's results of operations for the three months ended September 30, 1995 have been included in the financial statements presented herein. Due to the immateriality of Midwood's results of operations for the period and the minority interest in the equity of Midwood, the Company has presented Midwood herein as if it were a wholly owned subsidiary.

NOTE 4 - SEGMENT REPORTING (UNAUDITED)

         The Company is a service business which operates primarily in two segments; Tax Preparation Services and Financial Planning Services.

(a)      Tax Preparation Services

         The Company is engaged in providing tax return preparation, filing and related services to the general public. This segment of the Company's business is seasonal and generates most of its revenues between February and April.

(b)      Financial Planning Services

         The Company provides financial services such as insurance, investments, pensions and estate planning to its existing clients.

Financial information pertaining to the above segments are as follows:

For the three months ended September 30, 1995

                             Tax Prep.      Financial Planning         Other            Consolidated
Revenues                   $  176,943           $1,164,226            $168,042           $1,509,211
Direct Costs               $  961,977           $  488,210            $150,462           $1,600,649
                           ------------------------------------------------------------------------
Operating Profit(loss)     $ (785,034)          $  676,016            $ 17,580           $  (91,438)
                           ========================================================================

Identifiable assets        $5,009,065           $1,060,936            $141,971           $6,211,972
                           ========================================================================

For the three months ended September 30, 1994

                             Tax Prep.        Financial Planning         Consolidated
Revenues                    $  103,866           $   839,440              $  943,306
Direct Costs                $  826,184           $   407,099              $1,233,283
                            --------------------------------------------------------
Operating Profit(loss)      $ (722,318)          $   432,341              $ (289,977)
                            ========================================================
Identifiable assets         $1,689,292           $   280,106              $1,969,398
                            ========================================================

The Company has allocated advertising, rent and other expenses based upon managements best estimates. The allocation of salaries has been based on the specific service provided by the employee, except for administrative costs which have been allocated based upon managements best estimates.

NOTE 5 - REFERENCE TO THE JUNE 30, 1995 AUDITED FINANCIAL STATEMENTS

     See the Company's notes to the financial statements included in the annual report on Form 10-KSB for the fiscal year ended June 30, 1995 for disclosures of significant accounting policies and other pertinent disclosures which have not materially changed.