Form 10QSB/A
period 1995-12-31
GILMAN & CIOCIA INC
filed 1996-05-14
CIK 914142

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A
                                Amendment No. 1
     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES /X/ EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED 12/31/95

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

(State of jurisdiction                          (I.R.S. Employer
  of incorporation or                          Identification No.)
  organization)

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

Yes /X/            No / /

     State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of February 15, 1996, 5,444,212 shares of the issuer's common equity were outstanding.

                                     PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

                                                                           Page
                                                                           ----

Consolidated Balance Sheets as of  December 31, 1995 and June 30, 1995     F-1 &
                                                                           F-2

Consolidated Statements of Operations for the six and three-month
periods ended December 31, 1995 and 1994                                   F-3

Consolidated Statements of Stockholders' Equity for the six-month
periods ended December 31,  1995 and 1994                                  F-4

Consolidated Statements of Cash Flows for the six-month periods ended
December 31, 1995 and 1994                                                 F-5 &
                                                                           F-6

Notes to Consolidated Financial Statements                                 F-7 &
                                                                           F-10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS:

SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994 COMPARED.

     The Company's revenues for the six months ended December 31, 1995 increased 78.5% to $2,908,980 as compared to $1,630,011 for the six months ended December 31, 1994. The increase in revenues for the six months ended December 31, 1995 is primarily attributable to the opening of 22 new offices in January 1995, the continued growth of existing offices and increased financial planning revenues which are not confined to the Company's traditional tax return preparation "season". The total revenues for the six months ended December 31, 1995 consist of $243,582 in Tax Preparation, $2,308,586 in Financial Planning Services and $356,812 in Direct Mailing Services. Total revenue for the six months ended December 31, 1994 consist of $71,498 in Tax Preparation and $1,558,513 in Financial Planning Services.

     The Company's operating expenses for the six months ended December 31, 1995 increased 43.0% to $3,814,131 as compared to $2,666,427 for the six months ended December 31, 1994. The increase in the Company's operating expenses is primarily attributable to; increased rent of $199,339, additional salaries (including officers' salaries) and commissions of $811,981, increased depreciation and amortization expense of $87,747, increased general and administrative expenses of $283,021 and an expense reimbursement for financial planning of $125,000. The increase in operating expenses is primarily due to the opening of 22 new offices since January 1995 and the growth of existing offices. The increase in salaries and commissions is due to increased financial planning activities as well as $235,514 in additional payroll for employees of the Direct Mailing Division.

     The Company's interest income for the six months ended December 31,1995 increased 83.8% to $66,015, from $35,922 for the six months ended December 31, 1994. The increase is primarily due to interest from outstanding subscriptions receivable, marketable securities, and other notes receivable. The Company's interest expense for the six months ended December 31, 1995 increased 30.7% to $30,673 from $23,467 for the six months ended December 31, 1994. The increase is primarily due to the increase in bank obligations to fund the Company's expanded operations. The Company increased its other income in the six months ended December 31, 1995 through gains from marketable securities of $86,342 and income from investment in partnership of $149,660.

     The Company's net loss before credit for income taxes for the six months ended December 31, 1995 decreased by 38.8% to $625,273 from $1,021,036 for the six months ended December 31, 1994. This decrease is primarily due to the gain on investment in marketable securities of $86,342, the income from investment in partnership of $149,660.

THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994 COMPARED.

     The Company's revenues for the three months ended December 31, 1995 and 1994 were $1,399,769 and $686,705, respectively. Revenues increased by 103.8% for the periods compared. Total revenues for the three months ended December 31, 1995 consist of $154,718 in Tax Preparation, $1,056,177 in Financial Planning Services and $188,874 in Direct Mailing Services. Total Revenues for the three months ended December 31, 1994 consist of $35,824 in Tax Preparation and $650,881 in Financial Planning Services. This increase is principally attributable to the reasons indicated above.

     The Company's operating expenses for the three months ended December 31, 1995 and 1994 were $2,213,482 and $1,433,144, respectively. This increase of 54.4% is principally attributable to increased salaries and commissions of $568,643, increased rent of $103,708, increased depreciation and amortization of $62,039 and increased general and administrative expenses of $156,932.

     The Company's interest income for the three months ended December 31, 1995 and 1994 was $26,977 and $21,013, respectively. This increase of 28.3% is principally attributable to the reasons indicated above.

     The Company's interest expense for the three months ended December 31, 1995 and 1994 was $25,535 and $11,945, respectively. This increase of 113.8% is principally attributable to the reasons indicated above.

     The Company's net loss before credit for income taxes for the three months ended December 31, 1995 and 1994 were $682,311 and $735,796 respectively. The decrease of 7.3% is principally attributable to the reasons indicated above.

     The Company's business is highly seasonal, with the majority of its revenue earned in the first four months of the calendar year.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1995, the Company had a working capital of $2,658,287 compared to working capital of $4,062,344 at June 30, 1995. The decrease in working capital for the six months ended December 31, 1995 is primarily due to the increase in short-term borrowings of $1,880,555, the investment in partnership of $348,360 which was transferred from marketable securities and the purchase of intangible assets of $276,735 consisting of Customer Lists amortizable over a period of five years from date of acquisition.

     Cash used in operating activities in the Company's fiscal period consisted primarily of an increase in prepaid expenses of $982,000 and an increase in prepaid and refundable income taxes of $293,772.

     Cash used in investing activities consists primarily of the investment in partnership of $348,360 and the purchase of property and equipment of $409,656.

     Cash provided by financing activities were primarily due to short-term borrowings net of repayments of $1,880,555.

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

         10.11 Term-loan Promissory Note to State Bank of Long Island, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         10.12    (Omitted)

         10.13 Escrow Agreement among State Bank of Long Island as escrow agent, the Registrant and Patterson Travis, Inc., incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640- NY

         10.14 Form of guarantee of Term-loan Promissory Note to State Bank of Long Island, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

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

         10.19 Employment Agreement dated February 10, 1995 between Registrant and Steven Gilbert, incorporated by reference to exhibit 99.3 to the Company's Current Report on Form 8-K, dated February 10, 1995

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

     No Report on Form 8-K was filed by the Company during the quarter ended December 31, 1995.

                                    SIGNATURE

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 7, 1996

GILMAN & CIOCIA, INC.



By/s/Ralph V. Esposito

- ------------------------
Ralph V. Esposito
Chief Financial Officer

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                          DECEMBER 31,        JUNE 30,
                                                                          ------------        --------
                                                                             1995               1995
                                                                             ----               ----
CURRENT ASSETS:
     CASH & CASH EQUIVALENTS                                              $  951,527        $1,335,762
     INVESTMENT IN MARKETABLE SECURITIES                                   1,698,839         2,095,750
     ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR
           DOUBTFUL ACCOUNTS OF $45,974 AND $23,685
           RESPECTIVELY                                                      534,575           562,339
     NOTES RECEIVABLE - STOCKHOLDERS - CURRENT PORTION                       101,942            44,625
     OTHER RECEIVABLES -STOCKHOLDERS                                         239,794           180,895
     NOTES RECEIVABLE - FORMER STOCKHOLDER-
           CURRENT PORTION                                                     4,503             4,242
     PREPAID AND REFUNDABLE INCOME TAXES                                     468,885           118,589
     PREPAID AND OTHER CURRENT ASSETS                                      1,109,652           127,652
                                                                          ----------        ----------
           TOTAL CURRENT ASSETS                                            5,109,717         4,469,854
                                                                          ----------        ----------

PROPERTY & EQUIPMENT - NET OF ACCUMULATED
     DEPRECIATION AND AMORTIZATION OF $719,851 AND
     $617,768 RESPECTIVELY                                                 1,225,231           926,967
                                                                          ----------        ----------
OTHER ASSETS:
     NOTE RECEIVABLE - STOCKHOLDERS, NET OF CURRENT
          PORTION                                                            226,088            72,569
     NOTE RECEIVABLE - FORMER STOCKHOLDER, NET OF
          CURRENT PORTION                                                     21,148            23,143
     INTANGIBLE ASSETS, NET OF ACCUMULATED
          AMORTIZATION OF $80,691 AND $20,467 RESPECTIVELY                   688,072           471,561
     INVESTMENT IN JOINT VENTURE                                                                20,000
     SECURITY DEPOSITS                                                       184,655           109,366
     INVESTMENT IN PARTNERSHIP                                               498,020                 0
                                                                          ----------        ----------
          TOTAL OTHER ASSETS                                               1,617,983           696,639
                                                                          ----------        ----------

TOTAL ASSETS                                                              $7,952,931        $6,093,460
                                                                          ==========        ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    DECEMBER 31,       JUNE 30,
                                                                    ------------       --------
                                                                        1995            1995
                                                                        ----            ----
CURRENT LIABILITIES:
     ACCOUNTS PAYABLE                                                $  200,985     $   34,248
     NOTES PAYABLE - BANK, CURRENT PORTION                            2,166,667        216,667
     NOTES PAYABLE - OTHER, CURRENT PORTION                              34,479         21,807
     ACCRUED PAYROLL AND PAYROLL TAXES                                   62,573         38,979
     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES                     107,726         95,809
                                                                     ----------     ----------
          TOTAL CURRENT LIABILITIES                                   2,572,430        407,510
                                                                     ----------     ----------

LONG TERM DEBT:
     NOTE PAYABLE - BANK, NET OF CURRENT PORTION                         97,222        166,667
     NOTE PAYABLE - OTHER, NET OF CURRENT PORTION                        15,521         28,193
                                                                     ----------     ----------
          TOTAL LONG TERM DEBT                                          112,743        194,860
                                                                     ----------     ----------

STOCKHOLDERS' EQUITY:
     PREFERRED STOCK - $.001 PAR VALUE
        AUTHORIZED - 100,000 SHARES
        ISSUED - NONE
     COMMON STOCK - $.01 PAR VALUE
        AUTHORIZED - 9,000,000 SHARES
        ISSUED -5,678,140 and 5,634,864 SHARES RESPECTIVELY              56,781         56,348
     PAID IN CAPITAL - COMMON STOCK                                   5,969,222      5,767,039
     PAID IN CAPITAL - WARRANTS & OPTIONS                                48,155         48,155
     RETAINED EARNINGS                                                  405,130        805,403
                                                                     ----------     ----------
                                                                      6,479,288      6,676,945

LESS:   STOCK SUBSCRIPTIONS AND ACCRUED INTEREST
                RECEIVABLE                                              799,655        773,980
             TREASURY STOCK -AT COST 116,964 SHARES                     411,875        411,875
                                                                     ----------     ----------
          TOTAL STOCKHOLDERS' EQUITY                                  5,267,758      5,491,090
                                                                     ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $7,952,931     $6,093,460
                                                                     ==========     ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             For the Six Months Ended     For the Three Months Ended
                                                                   December 31,                   December 31,
                                                                   ------------                   ------------
                                                               1995             1994            1995              1994
                                                            ---------------- -------------------------------------------
NET REVENUES                                                $2,908,980       $1,630,011      $1,399,769         $686,705
                                                            ----------       ----------      ----------         --------

OPERATING EXPENSES:
          SALARIES & COMMISSIONS                             1,935,553        1,123,572       1,078,971          510,328
          ADVERTISING                                           65,681          175,065          50,375          161,359
          RENT                                                 589,367          390,028         308,100          204,392
          DEPRECIATION & AMORTIZATION                          178,220           90,473         104,657           42,618
          GENERAL AND ADMINISTRATIVE EXPENSES                1,170,310          887,289         671,379          514,447
          EXPENSE REIMBURSEMENT FOR FINANCIAL PLANNING        (125,000)               0               0                0
                                                            ----------       ----------      ----------         --------
TOTAL OPERATING EXPENSES                                     3,814,131        2,666,427       2,213,482        1,433,144
                                                            ----------       ----------      ----------         --------

LOSS FROM OPERATIONS                                          (905,151)      (1,036,416)       (813,713)        (746,439)
                                                            ----------       ----------      ----------         --------

OTHER INCOME (EXPENSES):

INTEREST INCOME                                                 66,015           35,922          26,977           21,013
INTEREST EXPENSE                                               (30,673)         (23,467)        (25,535)         (11,945)
RENT INCOME                                                      8,534            2,925           1,955            1,575
INCOME FROM INVESTMENT IN PARTNERSHIP                          149,660                0         106,326                0
GAIN ON SALE OF MARKETABLE SECURITIES                           86,342                0          21,679                0
                                                            ----------       ----------      ----------         --------
          TOTAL OTHER INCOME                                   279,878           15,380         131,402           10,643
                                                            ----------       ----------      ----------         --------

LOSS BEFORE CREDIT FOR INCOME TAXES-Historical                (625,273)      (1,021,036)       (682,311)        (735,796)

CREDIT FOR INCOME TAXES-Historical                             225,000          485,779         237,252          341,713
                                                            ----------       ----------      ----------         --------

NET LOSS-Historical                                         $ (400,273)       ($535,257)      ($445,059)       ($394,083)

PROVISION FOR INCOME TAXES-Proforma                                  0          119,439               0           33,562
                                                            ----------       ----------      ----------         --------

NET LOSS-Proforma                                           $ (400,273)       ($654,696)      ($445,059)       ($427,645)
                                                            ==========       ==========      ==========       ==========

EARNINGS PER SHARE:

                        Historical                               $(.07)           $(.12)          $(.08)           $(.10)
                                                                 ======           ======          ======           ======
                        Proforma                                 $(.07)           $(.15)          $(.08)           $(.10)
                                                                 ======           ======          ======           ======


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                5,648,684        4,221,401       5,656,219        4,328,337
                                                            ==========       ==========      ==========        =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                        PAID-IN                    SUBSCRIPTIONS
                                                                                        CAPITAL                      RECEIVABLE
                                          COMMON STOCK                  PAID-IN         WARRANTS      RETAINED       AND ACCRUED
                                     SHARES            AMOUNT           CAPITAL         & OPTIONS     EARNINGS         INTEREST
                                ------------------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED
     DECEMBER 31, 1995
BALANCE AT JULY 1, 1995            5,634,864           $56,348        $5,767,039       $ 48,155    $ 805,403          $(773,980)

COLLECTION OF STOCK SUB. AND
    ACCRUED INT. RECEIVABLE                                                                                              44,184

COMMON STOCK ISSUANCE                 42,821               428           159,690

CANCELLATION OF C/S                  (10,000)             (100)          (17,400)
PREVIOUSLY
    ISSUED

ISSUANCE OF C/S FOR CASH AND
   SUBSCRIPTIONS REC.                 10,455               105            59,893                                        (40,000)

ACCRUED INTEREST REC.                                                                                                   (29,859)

NET LOSS FOR SIX MONTHS ENDED
    DECEMBER 31, 1995                                                                               (400,273)
                                ------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER  31, 1995      5,678,140           $56,781        $5,969,222       $ 48,155    $ 405,130          ($799,655)
                                ================================================================================================
FOR THE SIX MONTHS
ENDED DECEMBER 31, 1994

BALANCE AT JULY 1, 1994            4,114,465           $41,144        $1,170,745       $226,080    $ 714,923          ($694,148)

COLLECTION OF  SUB. AND
    ACCRUED INT.                                                                                                         68,187
    RECEIVABLE

PROCEEDS FROM PUBLIC OFFERING      1,015,852            10,158         3,544,491
 LESS: UNDERWRITING COSTS                                               (278,094)
       DEFERRED REGISTRATION                                            (189,877)

ISSUANCE OF COMMON STOCK FOR
  CASH AND SUBSCRIPTIONS REC.         19,974               200            67,300                                        (20,000)

ACQUISITION OF TREASURY STOCK

PURCHASE OF STOCK OPTIONS

ACCRUED INTEREST REC.                                                                                                   (28,034)

NET LOSS FOR THE SIX MONTHS
  ENDED DECEMBER 31, 1994                                                                           (535,257)
                                ------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994       5,150,291           $51,502        $4,314,565       $226,080    $ 179,666          ($673,995)
                                ================================================================================================

                                                                TOTAL STOCK-
                                        TREASURY STOCK             HOLDERS'
                                      SHARES       AMOUNT           EQUITY
                                -----------------------------------------------
FOR THE SIX MONTHS ENDED
     DECEMBER 31, 1995
BALANCE AT JULY 1, 1995              116,964     ($411,875)        $5,491,090

COLLECTION OF STOCK SUB. AND
    ACCRUED INT. RECEIVABLE                                            44,184

COMMON STOCK ISSUANCE                                                 160,118

CANCELLATION OF C/S                                                   (17,500)
PREVIOUSLY
    ISSUED

ISSUANCE OF C/S FOR CASH AND
   SUBSCRIPTIONS REC.                                                  19,998

ACCRUED INTEREST REC.                                                 (29,859)

NET LOSS FOR SIX MONTHS ENDED
    DECEMBER 31, 1995                                                (400,273)
                                -----------------------------------------------
BALANCE AT DECEMBER  31, 1995        116,964     ($411,875)        $5,267,758
                                ===============================================
FOR THE SIX MONTHS
ENDED DECEMBER 31, 1994

BALANCE AT JULY 1, 1994                                            $1,458,744

COLLECTION OF  SUB. AND
    ACCRUED INT.                                                       68,187
    RECEIVABLE

PROCEEDS FROM PUBLIC OFFERING                                        3,554,649
 LESS: UNDERWRITING COSTS                                            (278,094)
       DEFERRED REGISTRATION                                         (189,877)

ISSUANCE OF COMMON STOCK FOR
  CASH AND SUBSCRIPTIONS REC.                                          47,500

ACQUISITION OF TREASURY STOCK         20,000       (72,500)          ( 72,500)

PURCHASE OF STOCK OPTIONS

ACCRUED INTEREST REC.                                                 (28,034)

NET LOSS FOR THE SIX MONTHS
  ENDED DECEMBER 31, 1994                                            (535,257)
                                -----------------------------------------------
BALANCE AT DECEMBER 31, 1994          20,000     ($ 72,500)        $4,025,318
                                ===============================================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                    DECEMBER 31
                                                                           --------------------------------
                                                                              1995                 1994
                                                                           --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                                                    $(400,273)           $(535,257)
                                                                           --------------------------------
DEPRECIATION AND AMORTIZATION                                                 178,220               90,473
BAD DEBT EXPENSE                                                               22,289
COMPENSATORY ELEMENT OF STOCK & OPTION  ISSUANCES                             113,474               30,875
UNREALIZED GAIN ON MARKETABLE SECURITIES                                       (5,463)
EXPENSE REIMBURSEMENT FOR FINANCIAL PLANNING                                 (125,000)
INCOME FROM INVESTMENT IN PARTNERSHIP                                        (149,660)

INCREASE/(DECREASE) IN CASH FLOWS AS A RESULT OF CHANGES IN
ASSET AND LIABILITY ACCOUNT BALANCES

ACCOUNTS RECEIVABLE                                                            74,947               42,427
PREPAID EXPENSES                                                             (982,000)          (1,093,233)
SECURITY DEPOSITS                                                             (75,289)              (4,020)
ACCOUNTS PAYABLE                                                              166,737              (84,733)
PREPAID AND REFUNDABLE INCOME TAXES                                          (293,772)                   0
ACCRUED PAYROLL AND PAYROLL TAXES                                              23,594             (105,726)
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES                                 11,915              (38,755)
INCOME TAXES PAYABLE                                                                0             (122,746)
                                                                           --------------------------------
TOTAL ADJUSTMENTS                                                          (1,040,008)          (1,285,438)
                                                                           --------------------------------
                                                                           --------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                      (1,440,281)          (1,820,695)
                                                                           --------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

ACQUISITION OF PROPERTY & EQUIPMENT                                          (409,656)            (206,105)
PROCEEDS FROM SALE (PURCHASE) OF  MARKETABLE SECURITIES                       402,374           (1,450,418)
PURCHASE OF INTANGIBLE ASSETS                                                (276,735)             (31,993)
RECEIPTS ON NOTE FROM STOCKHOLDERS                                            (83,441)
INCREASE IN OTHER RECEIVABLES - STOCKHOLDERS                                 (186,294)             (75,602)
INCREASE IN ACCRUED INTEREST                                                  (18,075)              (7,912)
INVESTMENT IN JOINT VENTURE                                                    20,000
INVESTMENT IN PARTNERSHIP                                                    (348,360)

                                                                           --------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                        (900,187)          (1,772,030)
                                                                           --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

ACQUISITION OF TREASURY STOCK                                                                      (72,500)
RECEIPTS ON NOTE FROM FORMER STOCKHOLDER                                        1,734                1,910
BORROWINGS/REPAYMENT ON NOTE PAYABLE FROM BANK                              1,880,555              916,667
INCURRENCE OF DEFERRED REGISTRATION COSTS                                                           (3,632)
PROCEEDS FROM SALE OF COMMON STOCK - NET OF UNDERWRITING COSTS                 81,544            3,324,055
COMMON STOCK SUBSCRIPTIONS COLLECTED (INCURRED)                                (7,600)              55,024
"S" CORPORATION DIVIDEND DISTRIBUTIONS                                                            (275,017)

                                                                           --------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   1,956,233            3,946,507
                                                                           --------------------------------

NET INCREASE (DECREASE) IN CASH                                              (384,235)             353,782

CASH AT BEGINNING OF  PERIOD                                                1,335,762            1,176,425
                                                                           --------------------------------

CASH AT END OF  PERIOD                                                        951,527            1,530,207
                                                                           ===============================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           SIX  MONTHS ENDED
                                                                              DECEMBER 31,
                                                                              ------------
                                                                         1995            1994
                                                                         ----------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         CASH PAYMENTS FOR THE PERIOD:

                  INTEREST                                                $ 25,531      $11,522
                                                                          ========      =======

                  INCOME TAXES                                            $122,834      $32,704
                                                                          ========      =======

                  NON CASH TRANSACTIONS FOR THE PERIOD:

                  ISSUANCE OF COMMON STOCK AND COMPENSATORY
                           ELEMENT OF STOCK OPTIONS GRANTED               $113,474      $30,875
                                                                          ========      =======

                  INCOME FROM INVESTMENT IN PARTNERSHIP                   $149,660      $     0
                                                                          ========      =======


                  CONVERSION OF ADVANCES TO SHAREHOLDERS' INTO
                           NOTES RECEIVABLE                               $127,395      $     0
                                                                          ========      =======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              GILMAN + CIOCIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995
                                   (Unaudited)

NOTE 1 - PREPARATION OF FINANCIAL STATEMENTS

         In the opinion of the Company, the accompanying unaudited consolidated balance sheet as at December 31,1995 and the related unaudited consolidated statements of operations for the six and three months ended December 31, 1995 and 1994 and statements of stockholders' equity and cash flows for the six months ended December 31, 1995 and 1994 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as at December 31, 1995, results of operations for the six and three months ended December 31, 1995 and 1994 and changes in stockholders' equity and cash flows for the six months ended December 31, 1995 and 1994.

         The accompanying consolidated balance sheet as at June 30, 1995 is presented herein as unaudited. Such consolidated balance sheet was prepared from the audited year-end June 30, 1995 financial statements, and does not reflect all disclosures and footnotes contained therein. The footnotes should be read in conjunction with the audited financial statements for the year ended June 30, 1995.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a) Principles of Consolidation:
             The consolidated financial statements include the accounts of Gilman + Ciocia, Inc. (The Parent) (a Delaware Corporation) and its wholly-owned subsidiaries, JT Securities, Inc. (New York), BT Telemarketing, Inc. (New York) and Gilbert Financial Services, Inc. (Florida), and its seventy-five percent owned subsidiary, Mid Wood Tax Service, Inc. (See Note 3). All significant intercompany transactions have been eliminated in consolidation.

         (b) Per Share Data:
             Primary net loss per share of common stock for the six and three months ended December 31, 1995 and 1994 have been computed based on the weighted average number of common shares and common stock equivalents outstanding including common stock that may be subject to recision. The acquisition of Gilbert Financial Services, Inc., accounted for as a pooling of interests, has been retroactively reflected as of the beginning of all periods presented.

         (c) Investment in ATM Partners
             The Company is using the equity method to account for its 35.88% ownership in ATM Partners. The Partnership reflects its investment at fair market value.

         The condensed balance sheet of ATM Partners at December 31, 1995 is as follows:

                  Investment in Marketable Securities         $1,388,017
                                                              ==========
                  Partners Capital                            $1,388,017
                                                              ==========

         Income of the Partnership for the six months ended December 31, 1995 amounted to $416,993. The Company's prorata share amounted to $149,660.

         (d) Expense Reimbursement for Financial Planning
             As per an agreement between the Company and a manager, the manager is required to reimburse the Company for certain expenses incurred on behalf of the Company should he fail to achieve certain gross revenue criteria. Based on these criteria the Company is entitled to be reimbursed for $125,000 of these expenses. The Company will offset the managers future earnings to collect this reimbursement. The individual has personally guaranteed repayment of the amount.

NOTE 3 - MERGERS AND ACQUISITIONS

         On September 18, 1995 the Company acquired seventy-five percent of the outstanding stock of Midwood Tax Service Inc. ("Midwood"). Previously the Company and Midwood were engaged in a joint-venture. The Company has accounted for the acquisition as an investment in a subsidiary using the equity method.

         Midwood's results of operations for the six months ended December 31, 1995 have been included in the financial statements presented herein. Due to the immateriality of Midwood's results of operations for the period and the minority interest in the equity of Midwood, the Company has presented Midwood herein as if it were a wholly owned subsidiary.

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

(b)      Financial Planning Services
         The Company provides financial services such as insurance, investments, pensions and estate planning to its existing clients. Financial information pertaining to the above segments are as follows:

For the six months ended December 31, 1995

                             Tax Prep.      Financial Planning        Other          Consolidated
Revenues                   $   243,582         $2,308,586            $356,812         $2,908,980
Direct Costs               $ 2,254,183         $1,145,668            $414,280         $3,814,131
                           ---------------------------------------------------------------------
Operating Profit (loss)    $(2,010,601)        $1,162,918            $(57,468)        $ (905,151)
                           =====================================================================

Identifiable assets        $ 6,608,264         $1,273,681            $ 70,986         $7,952,931
                           =====================================================================

For the six months ended December 31, 1994

                               Tax Prep.      Financial Planning          Consolidated
Revenues                     $    71,498        $1,558,513                $ 1,630,011
Direct Costs                 $ 1,832,677        $  833,750                $ 2,666,427
                             --------------------------------------------------------
Operating Profit (loss)      $(1,761,179)       $  724,763                $(1,036,416)
                             ========================================================

Identifiable assets          $ 5,187,331        $  435,083                $(5,622,414)
                             ========================================================

For the three months ended December 31, 1995

                           Tax Prep.        Financial Planning         Other            Consolidated
Revenues                   $   154,718         $1,056,177             $188,874            $1,399,769
Direct Costs               $ 1,292,506         $  657,158             $263,818            $2,213,482
                           -------------------------------------------------------------------------
Operating Profit (loss)    $(1,137,788)        $  399,019             $(74,944)           $ (813,713)
                           =========================================================================

Identifiable assets        $ 6,608,264         $1,273,681             $ 70,986            $7,952,931
                           =========================================================================

For the three months ended December 31, 1994

                             Tax Prep.   Financial Planning      Consolidated
Revenues                    $   35,824      $650,881             $   686,705
Direct Costs                $1,014,263      $418,881             $ 1,433,144
                            ------------------------------------------------
Operating Profit (loss)     $ (978,439)     $232,000             $  (746,439)
                            ================================================

Identifiable assets         $5,187,331      $435,083             $(5,622,414)
                            ================================================

The Company has allocated advertising, rent and other expenses based upon managements best estimates. The allocation of salaries has been based on the specific service provided by the employee, expept for administrative costs which have been allocated based upon managements best estimates.

NOTE 5 - REFERENCE TO THE JUNE 30, 1995 AUDITED FINANCIAL STATEMENTS

     See the notes to the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995 for disclosures of significant accounting policies and other pertinent disclosures which have not materially changed.