Form 10-Q
period 1996-03-31
GILMAN & CIOCIA INC
filed 1996-05-15
CIK 914142

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


             QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
      X      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED  03/31/96
     ----

             TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
     ____    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission file number 000-22996

                             GILMAN & CIOCIA, INC.
                 (Name of small business issuer in its charter)


            Delaware                                 11-2587324
      ________________________                 _______________________
      ( State of jurisdiction                   ( I.R.S. Employer
       of incorporation or                       Identification No.)
       organization)

      475 Northern Boulevard, Great Neck, NY               11021
      (Address of principal executive offices)             (Zip Code)


                                 (516) 482-4860
                ________________________________________________
                (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer:  (1)  filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and
(2)  has been subject to such filing requirements for past 90 days.

Yes   X             No _______
    -----

     State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of MAY 13, 1996, 5,550,582 shares of the issuer's common equity were outstanding.

                                     PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

                                                                        Page
                                                                        -----
Consolidated Balance Sheets as of  March 31, 1996 and June 30, 1995     F-1 &
                                                                        F-2
Consolidated Statements of Operations for the nine and three-month
periods ended March 31, 1996 and 1995                                   F-3

Consolidated Statements of Stockholders' Equity for the nine-month
periods ended March 31, 1996 and 1995                                   F-4


Consolidated Statements of Cash Flows for the nine-month periods
ended March 31, 1996 and 1995                                           F-5 &
                                                                        F-6

Notes to Consolidated Financial Statements                              F-7 &
                                                                        F-10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS:

NINE MONTHS ENDED MARCH 31, 1996 AND 1995 COMPARED.

     The Company's revenues for the nine months ended March 31, 1996 increased 47.6% to $10,711,096 as compared to $7,258,761 for the nine months ended March 31, 1995. The increase in revenues for the nine months ended March 31, 1996 is primarily attributable to the opening of 43 new offices in January 1996, the continued growth of existing offices and increased financial planning revenues which are not confined to the Company's traditional tax return preparation "season". The total revenues for the nine months ended March 31, 1996 consist of $6,310,878 in Tax Preparation, $3,839,645 in Financial Planning Services and $560,573 in Direct Mailing Services. Total revenue for the nine months ended March 31, 1995 consist of $5,180,555 in Tax Preparation and $2,078,206 in Financial Planning Services.

     The Company's operating expenses for the nine months ended March 31, 1996 increased 56.3% to $10,095,870 as compared to $6,458,829 for the nine months ended March 31, 1995. The increase in the Company's operating expenses is primarily attributable to; increased rent of $351,983, additional salaries (including officers' salaries) and commissions of $2,306,402, increased depreciation and amortization expense of $406,015 and increased general and administrative expenses of $1,085,277 partially offset by an expense reimbursement for financial planning of $125,000. The increase in operating expenses is primarily due to the opening of 43 new offices in January 1996 and the growth of existing offices. The increase in salaries and commissions is due to increased financial planning activities as well as $489,764 in additional payroll for employees of the Direct Mailing Division.

     The Company's interest income for the nine months ended March 31,1996 increased 33.7% to $76,911, from $57,540 for the nine months ended March 31, 1995. The increase is primarily due to interest from outstanding subscriptions receivable, marketable securities invested from the proceeds of the Company's initial public offering in December 1994 and other notes receivable. The Company's interest expense for the nine months ended March 31, 1996 increased 93.5% to $90,448 from $46,739 for the nine months ended March 31, 1995. The increase is primarily due to significant payments toward the Company's line of credit amounting to $50,888 in interest expense, as well as other bank obligations and notes to facilitate the Company's expanded operations. The Company increased its other income in the nine months ended March 31, 1996 through gains from marketable securities of $68,356 and income from investment in partnership of $212,086.

     The Company's net income before provision for income taxes for the nine months ended March 31, 1996 increased by 9.6% to $918,524 from $837,917 for the nine months ended March 31, 1995. This increase is primarily due to the Company's expansion in January 1996.

THREE MONTHS ENDED MARCH 31, 1996 AND 1995 COMPARED.

     The Company's revenues for the three months ended March 31, 1996 and 1995 were $7,802,116 and $5,628,749, respectively. Revenues increased by 38.6% for the periods compared. Total revenues for the three months ended March 31, 1996 consist of $6,067,296 in Tax Preparation, $1,531,059 in Financial Planning Services and $203,761 in Direct Mailing Services. Total Revenues for the three months ended March 31, 1995 consist of $5,044,880 in Tax Preparation and $583,869 in Financial Planning Services. This increase is principally attributable to the reasons indicated above.

     The Company's operating expenses for the three months ended March 31, 1996 and 1995 were $6,281,739 and $3,792,402, respectively. This increase of 65.6% is principally attributable to increased salaries and commissions of $1,494,421, increased rent of $152,644, increased depreciation and amortization of $318,268 and increased general and administrative expenses of $802,256.

     The Company's interest income for the three months ended March 31, 1996 and 1995 was $10,896 and $21,618, respectively. This decrease of 49.6% is principally attributable to a reduction of interest on investments.

     The Company's interest expense for the three months ended March 31, 1996 and 1995 was $59,775 and $23,272, respectively. This increase of 156.9% is principally attributable to the reasons indicated above.

     The Company's net income before provision for income taxes for the three months ended March 31, 1996 and 1995 were $1,543,797 and $1,858,952 respectively.  The decrease of 17.0% is principally attributable to the

Company's expansion in January, 1996.

     The Company's business is highly seasonal, with the majority of its revenue earned in the first four months of the calendar year.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, the Company had a working capital of $3,422,301 compared to working capital of $4,062,344 at June 30, 1995. The decrease in working capital for the nine months ended March 31, 1996 is primarily due to the increase in short-term borrowings of $1,450,000, the investment in partnership of $348,360 which was transferred from marketable securities and the purchase of intangible assets of $412,901 consisting of Customer Lists amortizable over a period of five years from date of acquisition.

     Cash used in operating activities in the Company's fiscal period consisted primarily of an increase in accounts receivable of $1,941,829 and an increase
in prepaid expenses of $1,032,589.                   .

     Cash used in investing activities consists primarily of proceeds from sale of marketable securities of $2,079,534, cash used for purchase of property and equipment of ($781,114) and increase in other receivables of ($658,311).

     Cash provided by financing activities were primarily due to short-term borrowings net of repayments of $1,338,889.

                                    PART II

ITEM 6.   EXHIBITS;    LISTS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3.1 Registrant's Articles of Incorporation, as amended, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as mended, File No. 33-70640-NY

     3.2  Registrant's by-laws, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

     4.1 Form of Class A Warrant delivered to Bridge Loan lenders, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

     4.2 Form of Class B Warrant delivered to Bridge Loan lenders, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

     4.3 Form of Redeemable Warrant included in Units, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70604-NY

     4.4 Form of Purchase Option for Underwriter's Warrants, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70604-NY

    10.1 Restated and Amended Agreement and Plan of Merger dated December 23, 1992 among the Registrant and 15 participating corporations, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70604-NY

    10.2 Asset Sale Agreement dated December 31, 1992, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

    10.3 Escrow letter regarding certain shares of Common Stock of the Registrant, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

    10.4  {Omitted}

    10.5 Warrant Agreement dated October 31, 1993 between the Registrant and the Warrant Agent, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

    10.6  {Omitted}

    10.7 1993 Joint Incentive and Non-Qualified Stock Option Plan of the Registrant, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

    10.8  {Omitted}

    10.9  {Omitted}

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

    10.12 {Omitted}

    10.13 {Omitted}

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

    10.21 Letter Agreement dated April 26, 1995 between the Company and Steven Gilbert, incorporated by reference to exhibit 10.20 in the Company's quarterly report on form 10Q for the fiscal quarter ended March 31, 1995

    10.22 {Omitted}

    10.23 Promissory notes delivered by James Ciocia, Thomas Povinelli, Gary Besmer and Kathryn Travis in payment for cash value of life insurance policies held by Registrant on the lives of such officers, incorporated by reference to the like numbered exhibit in the Registrant's Registration statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

    10.24 Consulting Agreement dated October 9, 1995 between EuroMarket Advisory, Inc. and Registrant, incorporated by reference to the like numbered exhibit in the Registrants Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

    10.25 Investment Banking Agreement dated October 17, 1995 between Texas Capital Securities Inc. and Registrant, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

    10.26 Agreements dated November, 1995 among Rummco, Ltd., five executive officers of Registrant, and Registrant in connection with the sale of stock options, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33- 80627

    10.27 Lock-up Release Letter by Patterson Travis, Inc. dated January 10, 1996, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

    (b)   Reports on Form 8-K

    No Report on Form 8-K was filed by the Company during the quarter ended March 31, 1996.

                                   SIGNATURE

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 14, 1996

GILMAN & CIOCIA, INC.




By /s/ Ralph V. Esposito
________________________
Ralph V. Esposito
Chief Financial Officer

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS


                                                            MARCH 31,        JUNE 30,
                                                          -------------     -----------
                                                              1996             1995
                                                          -------------     -----------
CURRENT ASSETS:
CASH & CASH EQUIVALENTS                                      $1,940,557      $1,335,762
INVESTMENT IN MARKETABLE SECURITIES                                   0       2,095,750
ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR
DOUBTFUL ACCOUNTS OF $45,974 AND $23,685
RESPECTIVELY                                                  2,481,879         562,339
NOTES RECEIVABLE - STOCKHOLDERS - CURRENT PORTION                56,771          44,625
OTHER RECEIVABLES - STOCKHOLDERS                                839,206         180,895
NOTES RECEIVABLE - FORMER STOCKHOLDER-
CURRENT PORTION                                                   4,570           4,242
PREPAID AND REFUNDABLE INCOME TAXES                                   0         118,589
PREPAID AND OTHER CURRENT ASSETS                                967,241         127,652
                                                             ----------      ----------
TOTAL CURRENT ASSETS                                          6,290,224       4,469,854
                                                             ----------      ----------
PROPERTY & EQUIPMENT - NET OF ACCUMULATED
DEPRECIATION AND AMORTIZATION OF $719,851 AND
$617,768 RESPECTIVELY                                         1,561,289         926,967
                                                             ----------      ----------
OTHER ASSETS:
NOTE RECEIVABLE - STOCKHOLDERS, NET OF CURRENT
PORTION                                                          30,852          72,569
NOTE RECEIVABLE - FORMER STOCKHOLDER, NET OF
CURRENT PORTION                                                  19,644          23,143
INTANGIBLE ASSETS, NET OF ACCUMULATED
AMORTIZATION OF $122,046 AND $20,467 RESPECTIVELY               770,217         471,561
INVESTMENT IN JOINT VENTURE                                           0          20,000
SECURITY DEPOSITS                                               208,950         109,366
INVESTMENT IN PARTNERSHIP                                       560,446               0
                                                             ----------      ----------
TOTAL OTHER ASSETS                                            1,590,109         696,639
                                                             ----------      ----------
TOTAL ASSETS                                                 $9,441,622      $6,093,460
                                                             ==========      ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      F-1

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                               MARCH 31,    JUNE 30,
                                                               ---------   ----------
                                                                 1996         1995
                                                               ---------   ----------
CURRENT LIABILITIES:
ACCOUNTS PAYABLE                                              $   60,043     $ 34,248
NOTES PAYABLE - BANK, CURRENT PORTION                          1,666,667      216,667
NOTES PAYABLE - OTHER, CURRENT PORTION                            25,351       21,807
ACCRUED PAYROLL AND PAYROLL TAXES                                562,659       38,979
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES                   254,765       95,809
INCOME TAXES PAYABLE                                             298,438            0
                                                              ----------   ----------
TOTAL CURRENT LIABILITIES                                      2,867,923      407,510
                                                              ----------   ----------
LONG TERM DEBT:
NOTE PAYABLE - BANK, NET OF CURRENT PORTION                       55,556      166,667
NOTE PAYABLE - OTHER, NET OF CURRENT PORTION                       8,968       28,193
                                                              ----------   ----------
TOTAL LONG TERM DEBT                                              64,524      194,860
                                                              ----------   ----------
STOCKHOLDERS' EQUITY:
PREFERRED STOCK - $.001 PAR VALUE
AUTHORIZED - 100,000 SHARES
ISSUED - NONE
COMMON STOCK - $.01 PAR VALUE
AUTHORIZED - 9,000,000 SHARES
ISSUED -5,678,140 and 5,634,864 SHARES RESPECTIVELY               56,781       56,348
PAID IN CAPITAL - COMMON STOCK                                 5,969,222    5,767,039
PAID IN CAPITAL - WARRANTS & OPTIONS                              82,268       48,155
RETAINED EARNINGS                                              1,373,927      805,403
                                                              ----------   ----------
                                                               7,482,198    6,676,945
LESS: STOCK SUBSCRIPTIONS AND ACCRUED INTEREST
RECEIVABLE                                                       561,148      773,980
TREASURY STOCK -AT COST 116,964 SHARES                           411,875      411,875
                                                              ----------   ----------
TOTAL STOCKHOLDERS' EQUITY                                     6,509,175    5,491,090
                                                              ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $9,441,622   $6,093,460
                                                              ==========   ==========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      F-2

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  For the Nine Months Ended     For the Three Months Ended
                                                           March 31,                     March 31,
                                                 ----------------------------  ----------------------------
                                                      1996           1995           1996           1995
                                                 ----------------------------  ----------------------------
NET REVENUES                                       $10,711,096     $7,258,761     $7,802,116     $5,628,749
                                                   -----------     ----------     ----------     ----------
OPERATING EXPENSES:
  SALARIES & COMMISSIONS                             4,884,166      2,577,764      2,948,613      1,454,192
  ADVERTISING                                        1,222,589      1,610,225      1,156,908      1,435,160
  RENT                                               1,011,862        659,879        422,495        269,851
  DEPRECIATION & AMORTIZATION                          555,760        149,745        377,540         59,272
  GENERAL AND ADMINISTRATIVE EXPENSES                2,546,493      1,461,216      1,376,183        573,927
  EXPENSE REIMBURSEMENT FOR FINANCIAL PLANNING       (125,000)              0              0              0
                                                   -----------     ----------     ----------     ----------
TOTAL OPERATING EXPENSES                            10,095,870      6,458,829      6,281,739      3,792,402
                                                   -----------     ----------     ----------     ----------
INCOME FROM OPERATIONS                                 615,226        799,932      1,520,377      1,836,347
                                                   -----------     ----------     ----------     ----------
OTHER INCOME (EXPENSES):
  INTEREST INCOME                                       76,911         57,540         10,896         21,618
  INTEREST EXPENSE                                    (90,448)       (46,739)       (59,775)       (23,272)
  RENT INCOME                                           13,574          4,365          5,040          1,440
  INCOME FROM INVESTMENT IN PARTNERSHIP                212,086              0         62,426              0
  GAIN ON SALE OF MARKETABLE SECURITIES                 91,175         22,819          4,833         22,819
                                                   -----------     ----------     ----------     ----------
TOTAL OTHER INCOME                                     303,298         37,985         23,420         22,605
                                                   -----------     ----------     ----------     ----------
INCOME BEFORE PROVISION FOR INCOME TAXES               918,524        837,917      1,543,797      1,858,952
PROVISION FOR INCOME TAXES                             350,000        328,000        575,000        694,000
                                                   -----------     ----------     ----------     ----------
NET INCOME                                            $568,524       $509,917       $968,797     $1,164,952
                                                   ===========     ==========     ==========     ==========
EARNINGS PER SHARE:
    Primary                                               $.09           $.10           $.14           $.20
                                                   ===========     ==========     ==========     ==========
    Fully Diluted                                         $  -           $.10           $  -           $.20
                                                   ===========     ==========     ==========     ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
    Primary                                          6,615,982      5,298,908      6,750,923      5,817,677
                                                   ===========     ==========     ==========     ==========
    Fully Diluted                                            -      5,298,908              -      5,817,677
                                                   ===========     ==========     ==========     ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                            PIC
                                      COMMON STOCK           PAID-IN     WARRANTS        RETAINED
                                    SHARES     AMOUNT        CAPITAL     & OPTIONS       EARNINGS
                                   ---------------------------------------------------------------
FOR THE NINE MONTHS ENDED
  MARCH 31, 1996
BALANCE AT JULY 1,  1995           5,634,864   $56,348      $5,767,039   $ 48,155       $  805,403
COLLECTION OF STOCK
  SUBSCRIPTIONS AND ACCRUED
  INTEREST RECEIVABLE
COMMON STOCK ISSUANCE                 42,821       428         159,690
CANCELLATION OF C/S
  PREVIOUSLY ISSUED                 (10,000)     (100)        (17,400)
ISSUANCE OF C/S FOR CASH AND
  SUBSCRIPTIONS REC.                  10,455       105          59,893
COMPENSATORY ELEMENT OF
  STOCK OPTIONS GRANTED                                                     4,113
ACCRUED INTEREST RECEIVABLE
NET INCOME  FOR NINE MONTHS
  ENDED MARCH 31, 1996                                                                     568,524
                                   ---------------------------------------------------------------
BALANCE AT MARCH 31, 1996          5,678,140   $56,781      $5,969,222   $ 82,268       $1,373,927
                                   ===============================================================
FOR THE NINE MONTHS ENDED
  MARCH 31,1995
BALANCE AT JULY 1, 1994            4,114,465   $41,144      $1,170,745  $226,080          $714,923
COLLECTION OF COMMON STOCK
  SUBSCRIPTIONS AND ACCRUED
  INTEREST RECEIVABLE
PROCEEDS FROM PUBLIC OFFERING      1,015,852    10,158       3,544,491
LESS: UNDERWRITING COSTS                                     (278,094)
      DEFERRED REGISTRATION                                  (189,877)
ISSUANCE OF COMMON STOCK FOR
  CASH AND SUBSCRIPTIONS REC.         38,545       386          97,114
RECEIPT OF STOCK IN LIEU OF
REPAY. OF OFFICERS LOANS REC.
ACQUISITION OF TREASURY STOCK
S CORP. DIVIDEND  DISTRIBUTION                                                           (202,868)
ACCRUED INTEREST RECEIVABLE
NET INCOME FOR NINE MONTHS
  ENDED MARCH 31, 1995                                                                     509,917
                                   ---------------------------------------------------------------
BALANCE AT MARCH 31, 1995          5,168,862   $51,688      $4,344,379  $226,080        $1,021,972
                                   ===============================================================

                                                                            TOTAL STOCK-
                                   SUBSCRIPTION       TREASURY STOCK          HOLDERS'
                                    RECEIVABLE      SHARES       AMOUNT        EQUITY
                                   -----------------------------------------------------
FOR THE NINE MONTHS ENDED
  MARCH 31, 1996
BALANCE AT JULY 1,  1995           ($773,980)        116,964  ($411,875)    $5,491,090
COLLECTION OF STOCK
  SUBSCRIPTIONS AND ACCRUED
  INTEREST RECEIVABLE                 292,731                                  292,731
COMMON STOCK ISSUANCE                                                          160,118
CANCELLATION OF C/S
  PREVIOUSLY ISSUED                                                           (17,500)
ISSUANCE OF C/S FOR CASH AND
  SUBSCRIPTIONS REC.                 (40,000)                                   19,998
COMPENSATORY ELEMENT OF
  STOCK OPTIONS GRANTED                                                         34,113
ACCRUED INTEREST RECEIVABLE          (39,899)                                 (39,899)
NET INCOME  FOR NINE MONTHS
  ENDED MARCH 31, 1996                                                         568,524
                                   ---------------------------------------------------
BALANCE AT MARCH 31, 1996          ($561,148)        116,964  ($411,875)    $6,509,175
                                   ===================================================
FOR THE NINE MONTHS ENDED
  MARCH 31,1995
BALANCE AT JULY 1, 1994            ($694,148)                               $1,458,744
COLLECTION OF COMMON STOCK
  SUBSCRIPTIONS AND ACCRUED
  INTEREST RECEIVABLE                  75,146                                   75,146
PROCEEDS FROM PUBLIC OFFERING                                                3,554,649
LESS: UNDERWRITING COSTS                                                     (278,094)
      DEFERRED REGISTRATION                                                  (189,877)
ISSUANCE OF COMMON STOCK FOR
  CASH AND SUBSCRIPTIONS REC.        (20,000)                                   77,500
RECEIPT OF STOCK IN LIEU OF
REPAY. OF OFFICERS LOANS REC.                         96,964   (339,375)     (339,375)
ACQUISITION OF TREASURY STOCK                         20,000   ( 72,500)     ( 72,500)
S CORP. DIVIDEND  DISTRIBUTION                                               (202,868)
ACCRUED INTEREST RECEIVABLE          (43,042)                                 (43,042)
NET INCOME FOR NINE MONTHS
  ENDED MARCH 31, 1995                                                         509,917
                                   ---------------------------------------------------
BALANCE AT MARCH 31, 1995          ($682,044)        116,964  ($411,875)    $4,550,200
                                   ===================================================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                    NINE MONTHS ENDED
                                                                         MARCH 31,
                                                                 ------------------------
                                                                    1996          1995
                                                                    ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                                       $  568,524    $  509,917
                                                                 ----------    ----------
DEPRECIATION AND AMORTIZATION                                       555,760       149,745
BAD DEBT  EXPENSE                                                    22,289
COMPENSATORY ELEMENT OF STOCK ISSUANCE                              178,462        30,875
UNREALIZED (GAIN) LOSS ON MARKETABLE SECURITIES                      16,216        (7,476)
EXPENSE REIMBURSEMENT FOR FINANCIAL PLANNING                       (125,000)
INCOME FROM INVESTMENT IN PARTNERSHIP                              (212,086)

INCREASE/(DECREASE) IN CASH FLOWS AS A RESULT OF CHANGES IN
ASSET AND LIABILITY ACCOUNT BALANCES
ACCOUNTS RECEIVABLE                                              (1,941,829)   (1,594,062)
PREPAID EXPENSES                                                 (1,032,589)     (557,619)
SECURITY DEPOSITS                                                   (99,584)       (8,715)
ACCOUNTS PAYABLE                                                     25,795      (100,670)
ACCRUED PAYROLL AND PAYROLL TAXES                                   523,680       127,398
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES                      158,956       (16,229)
INCOME TAXES PAYABLE                                                417,028       246,486
                                                                 ----------    ----------
TOTAL ADJUSTMENTS                                                (1,512,902)   (1,730,267)
                                                                 ==========    ==========
NET CASH USED IN OPERATING ACTIVITIES                              (944,378)   (1,220,350)
                                                                 ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES

ACQUISITION OF PROPERTY & EQUIPMENT                                (781,114)     (424,911)
PROCEEDS FROM SALE OF MARKETABLE SECURITIES                       2,079,534
INVESTMENT IN JOINT VENTURE                                          20,000
INVESTMENT IN PARTNERSHIP                                          (348,360)
PURCHASE OF INTANGIBLE ASSETS                                      (412,901)      (72,021)
RECEIPT ON NOTE FROM STOCKHOLDERS                                    29,571
INVESTMENT IN MARKETABLE SECURITIES                                              (986,034)
INCREASE IN OTHER RECEIVABLES-STOCKHOLDERS                         (658,311)     (250,656)
INCREASE IN ACCRUED INTEREST                                         53,159       (22,920)
                                                                 ----------    ----------
NET CASH USED IN INVESTING ACTIVITIES                               (18,422)   (1,756,542)
                                                                 ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

ACQUISITION OF TREASURY STOCK                                                     (72,500)
PROCEEDS FROM BRIDGE LOAN NOTES PAYABLE                                             1,910
RECEIPTS ON NOTE FROM FORMER  STOCKHOLDER                             3,171         2,897
PAYMENT ON NOTE PAYABLE TO STOCKHOLDER-OTHER                        (15,681)
DECREASE IN DEMAND LOANS PAYABLE                                                  (72,150)
BORROWINGS/REPAYMENT ON NOTE PAYABLE FROM BANK                    1,338,889       575,000
PROCEEDS FROM SALE OF COMMON STOCK - NET OF UNDERWRITING COSTS       81,544     3,324,055
INCREASE IN INTANGIBLE ASSETS
COMMON STOCK SUBSCRIPTIONS COLLECTED                                159,672        55,024
"S" CORPORATION DIVIDEND DISTRIBUTIONS                                           (202,868)
                                                                 ----------    ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         1,567,595     3,611,368
                                                                 ----------    ----------
NET INCREASE IN CASH                                                604,795       634,476

CASH AT BEGINNING OF  PERIOD                                      1,335,762     1,176,425
                                                                 ----------    ----------
CASH AT END OF  PERIOD                                            1,940,557     1,810,901
                                                                 ==========    ==========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                           NINE  MONTHS ENDED
                                                                               MARCH  31,
                                                                        ------------------------
                                                                          1996            1995
                                                                        --------        --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    CASH PAYMENTS FOR THE PERIOD:

      INTEREST                                                          $ 90,448        $ 46,739
                                                                        ========        ========
      INCOME TAXES                                                      $122,834        $ 62,704
                                                                        ========        ========
      NON CASH TRANSACTIONS FOR THE PERIOD:

      ISSUANCE OF COMMON STOCK SUBJECT TO RECISION
            IN EXCHANGE FOR COMMON STICK SUBSCRIPTIONS
            RECEIVABLE                                                  $      0        $ 20,000
                                                                        ========        ========
      ISSUANCE OF COMMON STOCK AND COMPENSATORY
            ELEMENT OF STOCK OPTIONS GRANTED                            $113,474        $      0
                                                                        ========        ========

     INCOME FROM INVESTMENT IN  PARTNERSHIP                             $149,660        $      0
                                                                        ========        ========

      DEFERRED REGISTRATION COSTS WHICH WERE CHARGED TO
            ADDITIONAL PAID IN CAPITAL UPON THE COMPLETION
            OF THE PUBLIC OFFERING IN DECEMBER 1994                     $      0        $186,245
                                                                        ========        ========

      ACQUISITION OF GILBERT FINANCIAL SERVICES, INC. IN FEBRUARY
            1995 IN EXCHANGE FOR 203,428 SHARES OF THE COMPANY'S
            COMMON STOCK, ACCOUNTED FOR AS A POOLING OF INTERESTS       $      0        $108,231
                                                                        ========        ========

      RECEIPT OF 96,964 SHARES OF STOCK IN LIEU OF REPAYMENT OF
             OFFICERS' LOANS RECEIVABLE                                 $      0        $339,375
                                                                        ========        ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               GILMAN + CIOCIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1996
                                  (Unaudited)

NOTE 1 - PREPARATION OF FINANCIAL STATEMENTS

     In the opinion of the Company, the accompanying unaudited consolidated balance sheet as at March 31,1996 and the related unaudited consolidated statements of operations for the nine and three months ended March 31, 1996 and 1995 and statements of stockholders' equity and cash flows for the nine months ended March 31, 1996 and 1995 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as at March 31, 1996, results of operations for the nine and three months ended March 31, 1996 and 1995 and changes in stockholders' equity and cash flows for the nine months ended March 31, 1996 and 1995.

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

     (b)  Per Share Data:

          Primary net income per share of common stock for the nine and three months ended March 31, 1996 and 1995 have been computed based on the weighted average number of common shares outstanding including common stock that may be subject to recision. The acquisition of Gilbert Financial Services, Inc., accounted for as a pooling of interests, has been retroactively reflected as of the beginning of all periods presented.

     (c)  Investment in ATM Partners

          The Company is using the equity method to account for its 35.88% ownership in ATM Partners. The Partnership reflects its investment at fair market value.

     The condensed balance sheet of ATM Partners at March 31, 1996 is as follows:


          Investment in Marketable Securities  $1,562,000
                                               ==========
          Partners Capital                     $1,562,000
                                               ==========


     Income of the Partnership for the nine months ended March 31, 1996 amounted to $590,976. The Company's prorata share amounted to $212,086.

     (d)  Expense Reimbursement for Financial Planning

          As per an agreement between the Company and a manager, the manager is required to reimburse the Company for certain expenses incurred in behalf of the Company should he fail to achieve certain gross revenue criteria. Based on these criteria the Company is entitled to be reimbursed for $125,000 of these expenses. The Company will offset the managers future earnings to collect this reimbursement.

NOTE 3 - MERGERS AND ACQUISITIONS

     On September 18, 1995 the Company acquired seventy-five percent of the outstanding stock of Midwood Tax Service Inc. ("Midwood"). Previously the Company and Midwood were engaged in a joint-venture. The Company has accounted for the acquisition as an investment in a subsidiary using the equity method.

     Midwood's results of operations for the nine months ended March 31, 1996 have been included in the financial statements presented herein. Due to the immateriality of Midwood's results of operations for the period and the minority interest in the equity of Midwood, the Company has presented Midwood herein as if it were a wholly owned subsidiary.

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

     Financial information pertaining to the above segments are as follows:

For the nine months ended March 31, 1996


                         Tax Prep.    Financial Planning     Other       Consolidated
Revenues                $6,310,878        $3,839,645       $ 560,573     $10,711,096
Direct Costs            $6,381,057        $2,807,282       $ 907,531     $10,095,870
                        ----------        ----------       ---------     -----------
Operating Profit(loss)  $  (70,179)       $1,032,363       $(346,958)    $   615,226
                        ==========        ==========       =========     ===========


Identifiable assets     $7,999,508        $1,306,376       $ 135,739     $ 9,441,622
                        ==========        ==========       =========     ===========


For the nine months ended March 31, 1995


                         Tax Prep.    Financial Planning    Consolidated
Revenues                $5,180,555        $2,078,206        $ 7,258,761
Direct Costs            $4,734,819        $1,724,010        $ 6,458,829
                        ----------        ----------        -----------
Operating Profit        $  445,736        $  354,196        $   799,932
                        ==========        ==========        ===========
Identifiable assets     $6,194,025        $  540,368        $ 6,734,393
                        ==========        ==========        ===========


For the three months ended March 31, 1996

                         Tax Prep.    Financial Planning     Other       Consolidated
Revenues                $6,067,296        $1,531,059       $ 203,761     $ 7,802,116
Direct Costs            $4,127,026        $1,661,665       $ 493,048     $ 6,281,739
                        ----------        ----------       ---------     -----------
Operating Profit(loss)  $1,940,270        $ (130,606)      $(289,287)    $ 1,520,377
                        ==========        ==========       =========     ===========
Identifiable assets     $7,999,508        $1,306,376       $ 135,739     $ 9,441,622
                        ==========        ==========       =========     ===========


For the three months ended March 31, 1995

                         Tax Prep.    Financial Planning    Consolidated
Revenues                $5,044,880        $  583,869        $5,628,749
Direct Costs            $2,902,142        $  890,260        $3,792,402
                        ----------        ----------        ----------

Operating Profit(loss)  $2,142,738        $ (306,391)       $1,836,347
                        ==========        ==========        ==========

Identifiable assets     $6,194,025        $  540,368        $6,734,393
                        ==========        ==========        ==========


The Company has allocated advertising, rent and other expenses based upon management's estimates. The allocation of salaries has been based on the specific service provided by the employee, except for administrative costs which have been allocated based upon management's estimates.

NOTE 5 - REFERENCE TO THE JUNE 30, 1995 AUDITED FINANCIAL STATEMENTS

     See the notes to the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995 for disclosures of significant accounting policies and other pertinent disclosures which have not materially changed.

                                EXHIBIT INDEX
                                -------------


                 Exhibit 27          Financial Data Schedule