Form 10KSB
period 1996-06-30
GILMAN & CIOCIA INC
filed 1996-10-15
CIK 914142

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

 X   Annual report under Section 13 or 15(d) of the Securities Exchange Act of
---  1934 (Fee required)

     For the fiscal year ended June 30, 1996.

     Transition report under Section 13 or 15(d) of the Securities Exchange Act --- of 1934 (No fee required)
For the transition period from _______ to _______
Commission file number 000-22996

                              GILMAN & CIOCIA, INC.
                              ---------------------
                 (Name of small business issuer in its charter)

          Delaware                                           11-2587324
          --------                                           ----------
(State or jurisdiction                                       (I.R.S. Employer
of incorporation or organization)                            Identification No.)

475 Northern Boulevard, Great Neck, NY                            11021
--------------------------------------                            -----
(Address of principal executive offices)                        (Zip Code)

                                 (516) 482-4860
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Act:
         Title of each class                               Name of each exchange
         -------------------                               on which registered
                                                           ---------------------
Common Stock, par value                                                     $.01
-------------------------------                            ---------------------
Per share                                                                    N/A
-------------------------------                            ---------------------
Redeemable Warrants to purchase
-------------------------------                            ---------------------
Common Stock                                                                 N/A
-------------------------------                            ---------------------

                                   ----------

         Check whether the issuer: (1) filed reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No
                                                                   ---    ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                     -----

         State issuer's revenues for its most recent fiscal year. $16,509,677

         The aggregate market value of the voting stock held by non-affiliates as of September 30, 1996 was $16,003,526 based on a sale price of $5.50.

         State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 1996, 5,550,582 shares of the issuer's common equity were outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes     No  X
    ---    ---

                              GILMAN + CIOCIA, INC.
                                   FORM 10-KSB
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

         Gilman + Ciocia, Inc. (the "Company") was incorporated under the laws of the State of Delaware on September 3, 1993, the successor in interest to Gilman + Ciocia, Inc., a New York corporation organized on November 4, 1981 and is a preparer of federal, state and local income tax returns. The Company also earns revenues from acting as an insurance agent and mortgage broker. In addition, the Company's wholly owned subsidiary, JT Securities, Inc. (a registered securities broker/dealer and a registered investment advisor )("JT Securities"), earns a significant portion of the Company's revenues by effecting limited transactions in securities for its clients, providing office space, clerical support and client references to registered representatives of another registered securities broker/dealer. Such registered representatives are employees or affiliated financial planners of the Company and effect transactions in securities on behalf of clients of the Company. JT Securities also acts as an investment advisor in conjunction with other investment advisors to manage clients' funds. The Company recently began a division operating as a direct mail service.

         The Company has a total of one hundred and eighteen offices: forty three in New York, sixteen in New Jersey, nine in Florida, nine in Arizona, nine in Ohio, eight in Maryland, seven in Connecticut, seven in Washington, five in Nevada, two in California, two in Pennsylvania and one in Kentucky, and it maintains its principal executive office at 475 Northern Boulevard, Great Neck, NY 11021, telephone (516) 482-4860.

         The Company opened fifteen offices in January 1994, twenty two offices in January 1995 and forty four offices in 1996, closing four in the first half of 1996.

         In December 1994, the Company consummated its initial public offering ("IPO") of 507,926 units, including the underwriter's overallotment option, of its securities to the public for $7.00 per unit. Each unit consisted of two shares of the Company's common stock and a warrant to purchase another share of common stock at $4.67 per share. Proceeds of the offering less underwriting discounts of approximately $278,000 were approximately $3,277,000. Expenses for the IPO totaled approximately $190,000, resulting in net proceeds to the Company of approximately $3,087,000. In connection with the IPO, the Company issued warrants to purchase 50,783 units to the underwriter.

         On February 10, 1995, effective November 1, 1994, the Company acquired all the outstanding stock of Gilbert Financial Services Inc. (a Florida Corporation) in exchange for 203,428 shares of the Company's common stock.

         On June 30, 1995, the Company acquired certain assets in order to commence a direct mail service business under the name of "Progressive Mailing." The Company uses direct mail as its main form of advertising and plans to expand its Progressive Mailing operations into an independent business.

MARKET AND STRATEGIC OVERVIEW

         The Company believes that most middle and upper income Americans require services for preparing income tax returns. Other financial services, such as brokerage for mutual fund investment and the sale of insurance products, have historically been supplied by segmented firms, but the Company believes that the current trend to multiservice firms that provide clients with the convenience of personalized, "one-stop" financial shopping will enable the Company to extend the services that it delivers to its existing tax preparation clients and to attract more clients for its full range of services.

TAX RETURN PREPARATION

         The Company prepares federal, state and local income tax returns for individuals, predominantly in the middle and upper income brackets. The preparation of a tax return by the Company usually involves a personal meeting at the office between a prospective client and an employee of the Company. At the meeting, the Company's employee solicits from the client the information on income and deductions and family status necessary to prepare the client's tax return. The Company uses publicly available computer software packages for the processing of tax returns for which it pays standard licensing fees and royalties. After the meeting, drafts of the client's tax returns are prepared. After review and final correction by the tax preparer, the returns are delivered to the client for filing. The client then meets with a financial planner. See "DESCRIPTION OF BUSINESS --Financial Planning Services."

         In keeping with the trend toward increasingly automated filing of income tax returns, the Company offers to clients the option of filing their federal income tax returns electronically. Under this system, the final federal income tax return is transmitted to the Internal Revenue Service ("IRS") through a publicly available software package.

         Refund anticipation loans are also available to the clients of the Company through arrangements with approved banking institutions. Using this service, a client is able to receive a check in the amount of his federal refund, drawn on an approved bank, at the office where he or she had his or her return prepared. The Company acts only as a facilitator between the client and the bank in preparing and submitting the loan documentation and receives a fee for these services payable upon consummation of the loan. The Company has no liability in connection with these loans. The Company makes no loans, and its funds are not disbursed in any fashion to reimburse customers.

         None of the Company's full-time tax preparers is a certified public accountant, and, therefore, they are limited in the representation that they can provide to clients of the Company on an audit by the IRS. The Company provides training seminars for all tax preparers. Training for seasonal preparers consists of a biweekly tax course that runs from September through December from 9 a.m. - 4 p.m. on Saturdays. This course covers all aspects of tax return preparation. In addition, a one-day seminar is given in January which covers all new tax law changes as well as a general review of the process of tax return preparation.

         The Company's business of preparing income tax returns subjects it to potential civil liabilities under the Internal Revenue Code (the "Code"). Although the Company complies with all applicable laws and regulations, no assurance can be given that the Company will never incur any material fines or penalties.

         In addition, the Company does not maintain any professional liability or malpractice insurance policy. Although the Company complies with all applicable laws and regulations, no assurance can be given that the Company will not be subject to professional liability or malpractice suits.

SEASONALITY

         The Company's tax preparation business is conducted predominantly in the months of February, March and April when most individuals prepare their federal, state and local income tax returns. The Company hires approximately 350 seasonal employees in conjunction with the utilization of its existing employees to meet the demand imposed during those months, and as a result, has avoided opening offices especially for tax season and closing them after the peak period.

         To assist in funding operations during the off season and to facilitate its plans for expansion, the Company has a credit facility in the form of a line of credit for up to $2,000,000. Borrowings under this line are in the form of short-term notes with interest charged monthly at the bank's prime lending rate plus 1-1/2%.

BROKER/DEALER SUBSIDIARY

         JT Securities is registered as a securities broker/dealer under the Securities Exchange Act of 1934, as amended, and has been a member of the National Association of Securities Dealers, Inc. ("NASD") since July 1994. In addition, JT Securities has effected all filings under New York State law to register as a broker/dealer in New York and Florida. In 1995, JT Securities was registered with the Securities and Exchange Commission (the "Commission") and with the states of New York and Florida as an investment advisor. See "DESCRIPTION OF BUSINESS--Regulation."

FINANCIAL PLANNING SERVICES

         While preparing tax returns, clients often consider other aspects of their financial needs, such as insurance, investments and pension and estate planning. The Company attempts to capitalize on this situation by introducing clients of its tax preparation business to its employees and affiliated financial planners who are registered representatives of JT Securities or another registered securities broker/dealer and/or authorized agents of insurance carriers.

         Most middle and upper income individuals require a variety of financial planning services. If clients seek insurance products in connection with the creation of a financial plan, they are referred to an employee or affiliated financial planner of the Company (who may be the tax preparer himself) who is an authorized agent of an insurance underwriter. If clients seek mutual fund products or other securities for investment, they are referred to an employee or affiliated financial planner of the Company (who may be the tax preparer himself) who is a registered representative of a securities broker/dealer, either the Company's wholly owned subsidiary or another broker dealer. If clients seek money management services, they are referred to an investment advisor of JT Securities. See "DESCRIPTION OF BUSINESS--Relationship with Registered Representatives of Broker/Dealers; and --Relationship with Authorized Agents of Insurance Underwriters; and --Relationship with Investment Advisors."

RELATIONSHIP WITH REGISTERED REPRESENTATIVES OF BROKER/DEALERS

         A number of the Company's full-time employees and affiliated financial planners are registered representatives ("Registered Representatives") of Royal Alliance Associates, Inc. ("Royal Alliance"), an unaffiliated corporation, which is a registered securities broker/dealer and a member of the NASD. Four of such full-time employees (all of whom are officers of the Company) are also Registered Representatives of JT Securities. In addition, the Company's Chief Financial Officer is a Registered Representative of JT Securities but not a Registered Representative of Royal Alliance.

         Registered Representatives who work with only one firm are supervised by such firm. Registered Representatives who work with Royal Alliance and JT Securities are generally supervised by both firms and with regards to any particular transaction by the firm through which the transaction is effected. Such firms are exclusively responsible for all supervision and record keeping in connection with the Registered Representatives and their activities.

         If clients of the Company inquire about the acquisition or sale of investment securities, they are directed to one of such Registered Representatives. Such Registered Representatives are able, through Royal Alliance or JT Securities, to effect transactions in such securities at the request of clients and retain a certain percentage of the commissions earned on such transactions. Royal Alliance has licensed principals in all areas of the securities business. JT Securities has licensed principals in selected areas of the securities business. The securities transactions effected by Registered Representatives who are either employed by or affiliated with the Company, involve interests in mutual funds, variable annuities, corporate equities and bonds and other securities.

         All security transactions are introduced and cleared on a fully disclosed basis through a correspondent broker that is a member of the New York Stock Exchange.

         For a securities transaction effected through Royal Alliance, Royal Alliance retains approximately 6% of the total commission, and a majority of the individual Registered Representatives and JT Securities each receives approximately 47% of the total commission. Each of the Registered Representatives except the officers of the Company has entered into an independent contractor's agreement with the Company, which generally provides that a specified percentage of the commissions earned by the Registered Representative is paid to JT Securities as compensation for supplying to such Registered Representative office space, clerical and secretarial support and references of clients. All Registered Representatives have agreements that contain covenants requiring them to maintain strict confidentiality and to refrain from certain competition with the Company. Each agreement with a Registered Representative has a duration of no more than one year from the date of the agreement.

         The Company has no written agreement with Royal Alliance, and either the Company or Royal Alliance could terminate their relationship at any time. The Company believes that other broker/dealers, including JT Securities, could be found to affiliate with and supervise the Registered Representatives if the Company's relationship with Royal Alliance were terminated.

RELATIONSHIP WITH AUTHORIZED AGENTS OF INSURANCE UNDERWRITERS

         Certain of the Company's full-time employees and affiliated financial planners are authorized agents of insurance underwriters. If clients of the Company inquire about insurance products, then they are directed to one of such authorized agents. Such agents are able, through several insurance underwriters, to sell insurance products at the request of clients and retain a certain percentage of the commissions earned on such sales. The Company is an authorized insurance agent under both New York and Florida law.

         Each of the insurance agents (except the Company's officers) has entered into an independent contractor's agreement with the Company. Each such agreement generally provides that a specified percentage of the commissions earned by the agent is paid to the Company as compensation for the Company's supplying to such agent office space, clerical and secretarial support and references of clients. The agreements also contain covenants requiring the agent to maintain strict confidentiality and to refrain from certain competition with the Company. Each agreement with an insurance agent has a duration of no greater than one year from the date of the agreement.

RELATIONSHIP WITH INVESTMENT ADVISORS

         JT Securities provides investment advisory services in conjunction with other investment advisors in connection with the management of client funds and accounts. In these activities, such other investment advisors manage client funds on a discretionary basis, and JT Securities continues to offer investment advisory services to such other investment advisors, but does not have discretion over the accounts.

         Fees are quoted based upon the amount of funds under management. Fees for investment advisory and review services are shared between the Company and the investment advisors. Currently JT Securities has such arrangement with three investment advisors.

         JT Securities through its qualified investment advisors provides financial plans, retirement plans, financial planning consultations, insurance analyses, business planning, children's education planning, estate planning, mortgage refinance consultation, mortgage prepayment planning, and investment counseling to individuals, businesses, personal trusts, and pension and profit sharing plans.

         JT Securities has also begun to provide exclusive management services for clients' funds invested in mutual funds and annuities and expects to expand such business in the near future.

MARKETING

         Most of the Company's clients are repeat clients from prior years. The majority of clients in each office return to the Company for tax preparation services during the following years, and the retention rate is approximately 70%. In addition, the Company markets its services principally through direct mail and promotions.

         Direct Mail. Each year prior to the "tax season" when individuals file federal, state and local income tax returns, the Company sends direct mail advertisements. The direct mail advertising solicits business principally for the Company's tax preparation services. A large majority of the Company's new clients each year are first introduced to the Company through its direct mail advertising. The Company utilizes the customer lists purchased for direct mail during the remainder of the year to solicit the financial planning services.

         Promotions. The Company offers a $50 U.S. Savings Bond to any client that refers another two clients to the Company. The program has resulted in approximately 300 new clients per year.

         Online. The Company currently has two web sites on the Internet: http://www.gtax.com and http://www.ssnn.com for income tax and financial planning advice, 10K/Q information and the latest news releases.

         Other Marketing. The Company also prints and distributes brochures and flyers about its services. In addition, the Company markets its services through prerecorded taped descriptions of its services, which are played automatically for incoming callers while "on hold."

         The Company believes that its most promising market for expansion may lie in areas where Americans and other nationals are migrating. Individuals usually retain a local tax preparer in connection with their personal tax returns. When people move, therefore, they usually seek to find a new income tax preparer. At or shortly after the time that they move, therefore, individuals are most susceptible to the direct mail advertising of the Company's tax preparation services. The Company has not conducted any analysis of demographic data or any formal market surveys.

COMPETITION

         The income tax preparation and financial planning services industry is highly competitive. The Company's competitors include companies specializing in income tax preparation as well as companies that provide general financial services. Many of these competitors, which include H + R Block, Inc., HD Vest, Inc., Jackson Hewitt Tax Service, Inc. and Triple Check Income Tax Service, Inc. in the tax preparation field and many well-known brokerage firms in the financial services field, have significantly greater financial and other resources than the Company. The Company believes that the primary elements of competition are convenience, quality of service and price. No assurance can be given, however, that the Company will be able to compete successfully with larger and more established companies.

         In addition, the Company may suffer from competition from departing employees and affiliated financial planners. Although the Company attempts to restrict such competition contractually, as a practical matter, enforcement of contractual provisions prohibiting small scale competition by individuals is difficult.

TRADEMARKS

         The Company has registered its "Gilman + Ciocia" trademark with the U.S. Patent and Trademark Office. No assurance can be given that the Company would be able successfully to defend its trademark if forced to litigate its enforceability. The Company believes that its trademark "Gilman + Ciocia" constitutes a valuable marketing factor. If the Company were to lose the use of such trademark, its sales could be adversely affected.

DIRECT MAIL DIVISION

         The Company commenced operations of a direct mail service division in July 1995 under the name "Progressive Mailing". Progressive Mailing does not design, create or draft the text for direct mail materials, but does provide limited consulting services in these areas. The Progressive Mailing division uses equipment acquired from a liquidated company and is operated by certain personnel hired from that company.

         The Company's principal marketing medium is direct mail solicitation, and the Company's solicitations constitute the majority of Progressive Mailing's services. Currently, Progressive Mailing is soliciting business solely through word of mouth and referrals. The Company plans to hire a salesperson to help market its services.

         The direct mail business is highly competitive with many large and small entities competing for business. The principal factors of competition are timeliness, accurate service and price.

         At September 30, 1996, the Company employed thirty one persons on a full-time basis in its Progressive Mailing division: one executive person, two clerical personnel, and twenty eight staff personnel.

PUBLIC RELATIONS AND INVESTMENT BANKING AGREEMENTS

         On October 9, 1995, the Company entered into a consulting agreement with EuroMarket Advisory, Inc. ("Euromarket") for the development of relationships with European investors. The Company, according to the terms of the agreement, has granted options to purchase 150,000 shares of Common Stock in the Company at a price of $5.13 per share. Euromarket subsequently assigned 50,000 of such options to Cascade Corporation and 50,000 of such options to Deborah A. Picou, the President of Euromarket.

         On November 17, 1995, the Company entered into an investment banking agreement with Texas Capital Securities Inc. ("Texas Capital") to provide merchant banking advisor services to the Company. The Company, according to the terms of the agreement, granted options to purchase 100,000 shares of Common Stock in the Company at a price of $5.13 per share. Texas Capital subsequently assigned 85,000 of such options to Harbor Financial Inc.

REGULATION

         The Company, as a preparer of federal income tax returns, is subject to the regulations of the Code and regulations promulgated thereunder. The Code requires, for example, that tax preparers comply with certain ministerial requirements with respect to the preparation and filing of tax returns and rules on the maintenance of taxpayer records. The Code also imposes regulations relating to the truthfulness of the contents of tax returns, the confidentiality of taxpayer information, and the proper methods of negotiating taxpayer refund checks. Penalties for violations are specified in the Code.

         To represent a taxpayer before the IRS after the initial audit, an individual must meet certain requirements. Only an attorney, a certified public accountant or a person specifically enrolled to practice before the IRS can represent a taxpayer in such circumstances. Some of the employees of the Company meet such requirements. Most of the full-time employees of the Company, therefore, are limited in that they may appear as a representative of a taxpayer only through the stage of an audit examination at the office of a District Director, and then only upon complying with applicable regulations.

         Tax preparers are prohibited by regulations promulgated by the IRS from using information on a taxpayer's tax return for certain purposes involved in the solicitation of other business from such taxpayer without the consent of such taxpayer. The Company believes that it complies with all applicable IRS regulations.

         With the exception of qualified advisors of JT Securities, a registered investment advisor, neither the employees of the Company nor its affiliated financial planners generally give investment advice about particular investments to clients. Instead, financial planning services involve making clients aware of the types of vehicles available for savings, investment and planning for retirement and death, disability and other contingencies. Furthermore, any advice given by employees of the Company or affiliated financial planners is incidental to their work in connection with the purchases and sales of mutual fund shares and other securities. They are registered representatives of a broker/dealer and work under the supervision of such broker/dealer. Accordingly, the Company does not believe that it or any of its employees (other than qualified advisors of JT Securities, a registered investment advisor) is required to register as an investment adviser with the Commission or any applicable state agency. In 1992, the staff of the Commission made written inquiries to the Company regarding a possible requirement for it to register as an investment adviser. The Company responded to such inquiries in March 1993 and has not received any other communication from the Commission on this subject. Since such date, JT Securities has registered as an investment advisor.

         If the Commission were to determine that, prior to the registration of JT Securities, as a securities broker/dealer and as an investment adviser, the Company was required to be registered as a broker/dealer and/or as an investment adviser, then the Company may be subject to regulatory action.

         The registered representatives themselves are, strictly regulated in their activities as registered representatives of a securities broker/dealer under the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder, state regulation, the rules of the NASD and by the rules and regulations of the broker/dealer.

         JT Securities, is a registered broker/dealer under the Securities Exchange Act of 1934, as amended, and a member of the NASD, is subject to detailed rules and regulations, including extensive record keeping requirements, incumbent upon registered broker/dealers and investment advisors. JT Securities is also registered as an investment adviser under the Investment Advisers Act of 1940, and is subject, therefore, to the detailed rules and regulations promulgated thereunder.

         JT Securities has not registered as a broker/dealer in any states other than New York and Florida, although the Company has offices in ten other states. The Company does not believe that JT Securities is currently required to so register, however, the Company intends to cause JT Securities to register as a broker/dealer in other states so that it can expand the scope of its business.

EMPLOYEES

         At September 30, 1996, the Company employed 152 persons on a full-time basis, including the Company's five officers. See "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS." The Company's full-time employees include 57 professional tax preparers, 41 clerical and support staff persons, and 23 administrative personnel, who include the Company's executive officers. In addition, 31 employees are part of the Company's direct mail services division. During peak season the Company employs approximately 500 full-time employees.

         The Company also utilizes approximately 119 independent contractors who serve as registered representatives of Royal Alliance and/or as insurance agents as well as seasonal employees. See "DESCRIPTION OF BUSINESS--Seasonality."

         The Company's offices are partially staffed by financial planners who are affiliated with the Company as independent contractors, particularly during the off season. The Company also retains seasonal employees. See "DESCRIPTION OF BUSINESS--Seasonality." During a portion of the year, approximately ten of the Company's offices are not staffed full-time by employees and/or full-time financial planning affiliates of the Company. During such periods, such offices are staffed part-time by affiliated financial planners and calls to such offices when no personnel are present are forwarded automatically to an office of the Company that is fully staffed.

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company provides services to its clients at 118 local offices in twelve states: Forty three in New York, sixteen in New Jersey, nine in Arizona, nine in Florida, nine in Ohio, eight in Maryland, seven in Connecticut, seven in Washington, five in Nevada, two in Pennsylvania, two in California and one in Kentucky. Forty four of such offices opened in January 1996. A majority of the offices are leased in commercial office buildings. Most of the Company's offices are leased pursuant to standard form office leases, although seven offices are leased on an oral month-to-month basis. The remaining leases range in terms from one to seven years. The Company's rental expense during its fiscal year ended June 30, 1996 was $1,502,788. The Company believes that any of its offices could be replaced with comparable office space, however location and convenience is an important factor in marketing the Company's services to its clients. Since the Company advertises in the geographic area surrounding the office location, the loss of such a office that is not replaced with a nearby office could adversely affect the Company's business at that office.

         The Company needs less than 1,000 square feet of usable floor space to operate an office, and its needs can be flexibly met in a variety of real estate environments. Therefore, the Company believes that its facilities are adequate for its current needs.

         The Company also owns a building housing one of its offices in Babylon, New York.

ITEM 3. LEGAL PROCEEDINGS.

         There are no material proceedings currently pending against the Company


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matter was submitted during the fourth quarter of the Company's 1996 fiscal year to a vote of security holders.

                                     PART II

ITEM 5. MARKET INFORMATION.

         The principal market on which the Company's common stock trades is The Nasdaq Small-Cap Stock Market under the symbol "GTAX." Prior to December 1994 no public market existed for the Company's securities.

         From October 1993 to January 1994, the Company issued a total of 186,197 shares of Common Stock for total consideration of $576,334 in private placement sales. Such sales were made subsequent to the filing of a registration by the Company for its IPO and approximately one year prior to the closing of such offering. The Company did not treat these shares as being required to be integrated with the Company's IPO, and no private party has made any such assertion. If these shares were required to be integrated with the Company's initial public offering, then as such , the private placement sales would have constituted an unregistered public offering of securities in violation of
Section 5 of the Securities Act of 1933. The purchasers of this unregistered stock would be entitled to recision and could subject the Company to a liability under such Section 5. As of the date of this report, none of the shareholders has approached the Company about rescinding the purchase of the shares. It is the opinion of management that the likelihood of these shareholders seeking recision is negligible.

         If such shareholders demanded recision at this time, the Company would return their subscription payments out of its available cash because the market value of the Common Stock far exceeds the subscription price. If such shareholders demanded recision at a time when the market value of the Common Stock were to be less than the subscription price, then the Company would vigorously oppose any right of such shareholders to recision and would defend any litigation resulting from it.

         The following table sets forth the high and low sales prices for the common stock of the Company during the period indicated:

                                                     Sales Price
                                                     -----------
Quarter Ended                                 High                  Low
-------------                                 ----                  ---
December 31, 1994                            $3 3/4               $3 1/2

March 31, 1995                               $4                   $2 1/4

June 30, 1995                                $4 1/8               $2 1/4

September 30, 1995                           $5 5/8               $3 1/8

December 31, 1995                            $7 1/2               $5 1/4

March 31, 1996                               $7 7/16              $5 1/2

June 30, 1996                                $7 1/4               $5 3/8

         As of September 30, 1996, the approximate number of holders of record of the Company's common stock was 322. The Company has not paid dividends to its shareholders since its inception and does not plan to pay dividends in the foreseeable future. The Company currently intends to retain any earnings to finance the growth of the Company.

         The Company's NASDAQ symbols are:

                  Common Stock...........................     GTAX

                  Redeemable Warrants....................     GTAXW

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

RESULTS OF OPERATIONS: 1996 AND 1995 FISCAL YEARS COMPARED

         The Company's revenues for the fiscal year ended June 30, 1996 were $16,509,677 as compared to revenues of $9,932,161 for the prior fiscal year. The increase of 66.2% in revenues for its 1996 fiscal year from its 1995 fiscal year is attributable to the Company's opening forty four new offices in January 1996 resulting in increased revenues of $1,041,000, acquisitions of ten customer lists, continued growth of the existing offices , increased financial planning revenue of approximately $2,400,000 as well as revenue of approximately $2,700,000 from its direct mailing division. The total revenues for the year ended June 30, 1996 consist of $8,147,986 for tax preparation services, $5,671,905 for financial planning services and $2,689,786 for direct mailing services. The revenue for the year ended June 30, 1995 consists of $6,657,520 for tax preparation services and $3,274,541 for financial planning services.

         The Company's operating expenses for the 1996 fiscal year were $15,915,148 as compared to operating expenses of $9,348,997 for the 1995 fiscal year. The increase of 70.2% in the Company's operating expenses for its 1996 fiscal year from its 1995 fiscal year was attributable to increases of $539,947 in advertising, $2,436,248 in salaries and commissions, $590,223 in rent, $1,129,796 in general and administrative expenses and direct mail costs of $1,682,108. These increases resulted primarily from the establishment and operations of the Company's new direct mailing division, recurring expenses related to the opening of forty four new offices in the Company's 1996 fiscal year and to normal increases in business at the Company's existing offices. In addition, in Fiscal 1996, the Company recorded non-cash compensation charges as general and administrative expenses of approximately $437,000 related to the issuance of stock options and the forgiveness of oficers' loans. The increase in salaries and commissions is due to increased financial planning activities as well as $625,773 in salaries for the direct mailing division. The increase in depreciation and amortization is due primarily to the acquisition of ten customer lists for approximately $730,000 and approximately $900,000 in capital expenditures.

         The increase in other income of $242,475 or 481% is due to the Company's investment in partnership and an increase in realized gains of approximately $76,000 on the sale of marketable securities. In July, 1995, the Company together with one of its officers formed an investment partnership which yielded income of approximately $198,000. In addition, during fiscal 1996 the Company liquidated marketable securities of $2,095,750 to fund its expansion resulting in a realized gain of approximately $91,000.

         The Company's income before provision for income taxes for its 1996 fiscal year is $887,373 as compared to $633,533 for fiscal year end 1995. The increase of 40.1% is primarily due to the Company's expansion in January, 1996 as well as increased financial planning income.

         Taxes on income decreased as a percentage of income before taxes as a result of the Company filing consolidated tax returns for fiscal 1996. During fiscal 1995, the Company and JT Securities filed separate tax returns. The Company changed its tax reporting year from a calendar year to a fiscal year which resulted in two tax closings during fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flow provided by (used in) operating activities was $434,937 and ($433,315) for the years ended June 30, 1996 and 1995, respectively. The increase of approximately $868,000 is due primarily to an increase in net income plus non-cash adjustments of approximately $667,000 and an increase in accounts payable, accrued expenses and other current liabilities of approximately $1,011,000 as a result of the Company's expansion. These increases were offset by approximately $654,000 in advances to financial planners and an increase in accounts receivable of approximately $168,000 as a result of the Company's expansion. The increase in net income plus non-cash adjustments is primarily comprised of increases in depreciation and amortization of approximately $313,000 as a result of acquisitions totaling approximately $730,000 and capital expenditures of approximately $900,000 and increased compensation expense recognized in connection with the issuance of stock and stock options of approximately $202,000.

         Net cash used in investing activities was $233,461 and $3,213,911 for the years ended June 30, 1996 and 1995, respectively. The decrease of approximately $2,980,450 is primarily due to proceeds of approximately $2,187,000 from the sale of marketable securities and a decrease in the purchase of marketable securities of approximately $2,080,000 offset by increases in capital expenditures of approximately $282,000 and acquisitions of intangible assets of approximately $546,000 and an investment in partnership of approximately $448,000.

         Net cash provided by financing activities decreased by $3,397,006 from $4,081,563 to $684,557 due to proceeds of approximately $3,700,000 in connection with the consummation of the Company's IPO in December 1994 and additional issuances of stock.

         The Company has two credit facilities with a bank. The first facility is a line of credit for up to $2,000,000. Borrowings under this line are in the form of short-term notes with interest charged monthly at the bank's prime lending rate plus 1 1/2 %. At June 30, 1996 the Company had an outstanding principal balance of $500,000.

         The second credit facility is an installment note in the principal amount of $500,000. The note is payable in 36 equal monthly installments of $13,889, plus interest at the bank's prime lending rate plus 1 3/4%. The final installment is due June 30, 1997. At June 30, 1996 the note had an outstanding principal balance amounting to $180,556.

         In July 1996, the Company acquired a building to house one of its offices in Babylon, NY for approximately $221,000.

         The Company believes that it could continue to operate without any additional financing (other than its seasonal bank loans) during the next 12 months. The Company anticipates that it will not pay dividends on its Common Stock in the foreseeable future, but will apply any profits to fund the Company's expansion.

RECENT ACCOUNTING PRONOUNCEMENTS

         In March, 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting For the Impairment of Long Lived Assets and for Long Lives Assets to be Disposed Of", which is effective for fiscal years beginning after December 15, 1995. The Company will adopt SFAS No. 121 as of July 1, 1996 and does not expect the adoption of SFAS No. 121 to have a material impact on its results of operations, financial position or cash flows.

         In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which is effective for transactions entered into for fiscal years that begin after December 15, 1995. SFAS No. 123 establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company intends to adopt the employee stock-based compensation provisions of SFAS No. 123 as of July 1, 1996 by disclosing the pro forma net income and pro forma net income per share amounts assuming the fair value method was adopted July 1, 1995. The adoption of this standard will not impact the Company's consolidated results of operations, financial position or cash flows.

PLAN OF OPERATION

         The Company plans to continue its expansion and open new offices during the next year (although no specific target has been set), recruit successful financial planners and acquire existing tax preparation practices. The Company anticipates funding this growth through operating profits and use of its short-term line of credit but anticipates the availability of additional funds through the exercise of outstanding options and warrants because the sale and/or resale of the common stock underlying such securities is currently being registered through the filing of a Form SB-2, as amended, with the SEC filed on May 8, 1996. However, there can be no assurance that the offering will be consummated.

         The Company anticipates that opening new offices will increase its revenues, but will involve a substantial increase in costs. The Company has no basis to predict whether its new offices will have a material effect on its net income. The Company believes that its new offices can ultimately be operated profitably, but expansion may initially reduce the Company's profits or result in an overall loss in future years.

         The Company intends for its direct mail division to operate as an independent division and solicit its own customers for its direct mail services.

ITEM 7. FINANCIAL STATEMENTS.

         Information called for by this item is set forth in the Company's consolidated financial statements contained in this report, and can be found at the pages listed in the index on page F-2.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Weinick, Sanders & Co. LLP was dismissed as the independent accountants' of the Company as of June 25, 1996. Such former independent accountants' report on the financial statements of the Company for either of the prior two years did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope or accounting principles. The decision to replace the Company's independent accountants was made by executive officers of the Company without action by the Company's Board of Directors. There was no disagreement with the former accountants, either that was resolved or that remained unresolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. On June 25, 1996, the Company engaged BDO Seidman, LLP as its new independent certified public accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND OFFICERS

                                                                     Executive
                                                                     Officer or
                                                                     Director
Name                 Age   Position                                  Since
----                 ---   --------                                  ----------
James Ciocia         39    Chief Executive Officer, President        11/81
                           and Director

Thomas Povinelli     35    Chief Operating Officer                   11/84
                           and Director

Gary Besmer          54    Vice President and Director               11/84

Kathryn Travis       47    Secretary, Vice President and Director    11/89

Ralph V. Esposito    41    Treasurer, Vice President                  4/94
                           and Chief Financial Officer

Seth  A. Akabas      40    Director                                   4/95

Louis P. Karol       38    Director                                   4/95

James Ciocia, Chief Executive Officer, President and Director

         Mr. Ciocia is a principal founder of the Company. He opened his first office in 1981 and has served in his current capacity since that time. In addition to serving the Company as its chief executive officer, he prepares tax returns, serves as a life insurance agent and sells life and other insurance products to clients of the Company. Mr. Ciocia is a registered representative of JT Securities and is a registered representative of Royal Alliance. A graduate of St. John's University with a B.S. degree in accounting, he is a member of the International Association for Financial Planners.

Thomas Povinelli, Chief Operating Officer and Director

         Mr. Povinelli began his tenure with the Company as an accountant in 1983 and has served as an executive officer since November 1984. In addition to supervising the opening of all new offices, he prepares tax returns, serves as a life insurance agent, selling life and other insurance products to clients as well as effecting transactions in mutual funds shares and other securities. Mr. Povinelli is a registered representative of JT Securities and Royal Alliance. He graduated from Iona College with a B.S. in accounting.

Gary Besmer, Vice President and Director

         Mr. Besmer joined the Company as an accountant in 1983 after retiring from the New York City Police Department. He has served as an executive officer and a director of the Company since November, 1984. Mr. Besmer prepares tax returns and manages the Company's Rockville Centre office. Mr. Besmer is a registered representative of JT Securities and Royal Alliance. He is a graduate of the New York Institute of Technology with a B.A. in behavioral science and a minor in accounting.

Kathryn Travis, Secretary, Vice President and Director

         Ms. Travis began her career with the Company in 1986 as an accountant and has served as Vice President and director since November, 1989. She prepares tax returns and manages the Company's Great Neck office. She also serves as President, a director and a registered representative of JT Securities and is a registered representative of Royal Alliance. Ms. Travis graduated from the College of New Rochelle with a B.A. in mathematics.

Ralph V. Esposito, Treasurer, Vice President and Chief Financial Officer

         Mr. Esposito served as Chief Financial Officer of the Company from September, 1992 through December, 1993 and since April, 1994. During the interim he was Chief Financial Officer of Multiva Securities, a registered securities broker/dealer. Prior to joining the Company in 1992, he was Vice President of Finance at Gabelli & Company, Inc. Mr. Esposito is also the Treasurer, a Director and a Registered Representative of JT Securities. He is a graduate of St. John's University with a B.S. in accounting.

Louis P. Karol, Director

         Mr. Karol has been a partner of the law firm of Karol, Hausman & Sosnick and its predecessors for more than the prior five years. Mr. Karol is a graduate of George Washington University and a graduate of Cardozo Law School and has received an LLM degree in Taxation from New York University School of Law. Mr. Karol is a Certified Public Accountant. Mr. Karol is on the Board of Directors of the Long Island Chapter of the International Association of Financial Planning.

Seth A. Akabas, Director

         Since June 1991 Mr. Akabas has been a partner at the law firm of Akabas & Cohen. Prior to June 1991, he was associated with the law firm of Spengler Carlson Gubar Brodsky & Frischling. Mr. Akabas is a graduate of Princeton University with a BA degree in economics and a graduate of Columbia University Schools of Law and journalism.

        James Ciocia, Thomas Povinelli, Gary Besmer, and Kathryn Travis, each an officer and director of the Company, and Ralph Esposito, the Chief Financial Officer of the Company have filed four reports, three reports, four reports, one report and one report respectively, disclosing ownership of securities on Form 4 required by Section 16(a) of the Securities Act of 1934 in the past fiscal year. Each such report reported one transaction.

ITEM 10. EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

                                                   Other
Name and Principal             Fiscal              Annual          Options
Position                       Year     Salary     Compensation    (Shares)
--------                       ----     ------     ------------    --------
James Ciocia                   1994     $200,000   -0-             -0-
Chief Executive Officer,       1995     $267,200   -0-             18,850
President and Director         1996     $251,200   $30,500   (1)   -0-

Thomas Povinelli               1994     $200,000   -0-             -0-
Chief Operating Officer        1995     $259,600   -0-             18,850
and Director                   1996     $339,300   $78,600   (2)   -0-

Gary Besmer                    1994     $150,000   -0-             -0-
Vice President and             1995     $156,100   -0-             11,310
Director                       1996     $168,800   $19,000   (3)   -0-

Kathryn Travis                 1994     $150,000   -0-             -0-
Secretary, Vice President      1995     $156,300   -0-             14,170
and Director                   1996     $166,200   $49,300   (4)   -0-

Ralph V. Esposito              1994     $ 90,000   -0-             -0-
Treasurer, Vice President      1995     $101,400   -0-             201,820
and Chief Financial Officer    1996     $108,000   $15,600   (5)   -0-

         (1) Includes $11,000 for auto expense and $19,500 for forgiveness of loan.

         (2) Includes $18,600 for auto expense and $60,000 for forgiveness of loan.

         (3) Includes $7,000 for auto expense and $12,000 for forgiveness of loan.

         (4) Includes $8,900 for auto expense, $32,300 for forgiveness of loan and $8,100 for health insurance.

         (5) Includes $7,500 for auto expense and $8,100 for health insurance.

         Messrs. Ciocia, Povinelli and Besmer and Ms. Travis earn commissions from the sale of securities and insurance products to clients of JT securities out of which commissions such individuals compensate JT Securities for clerical and support services and client references. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

DIRECTORS

         Directors of the Company receive no compensation for serving as a director.

      AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUES

                          Number of Securities         Value of Unexercised
                          Underlying Unexercised       In-the-Money
                          Options/SARs at              Options/SARs
                          Fiscal Year-End(#)           Fiscal Year-End($)(1)
                          -------------------------    -------------------------
         Name             Exercisable/Unexercisable    Exercisable/Unexercisable
-----------------------   -------------------------    -------------------------
James Ciocia              125,370 /    -               398,528 /    -
Thomas Povinelli          125,370 /    -               398,528 /    -
Gary Besmer               75,223  /    -               239,119 /    -
Kathryn Travis            94,039  /    -               298,931 /    -
Ralph Esposito            48,000  / 164,000            136,740 / 197,220

(1) Based on a year-end fair market value of the underlying securities equal to $6.13.

STOCK OPTION PLAN

         On September 14, 1993, the Company adopted the Company's 1993 Joint Incentive and Non-Qualified Stock Option Plan, as amended October 14, 1993 (the "Plan"), pursuant to which the Company may grant options to purchase up to an aggregate of 816,000 shares. Such options may be intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or they may be intended not to qualify under such Section ("Non-Qualified Options").

         The Plan is administered by Seth Akabas and Louis Karol, the committee of independent directors of the Board of Directors of the Company, which has authority to determine the persons to whom the options may be granted, the number of shares of Common Stock to be covered by each option, the time or times at which the options may be granted or exercised, whether the options will be Incentive Options or Non-Qualified Options, and other terms and provisions of the options. The exercise price of the Incentive Stock Options granted under the Plan may not be less than the fair market value of a share of Common Stock on the date of grant (110% of such value if granted to a person owning in excess of ten percent of the Company's securities). Options granted under the Plan may not have a term longer than 10 years from the date of grant (five years if granted to a person owning in excess of ten percent of the Company's securities) and may not be granted more than ten years from the date of adoption of the Plan.

INDEMNIFICATION

         The Company's Certificate of Incorporation includes a provision that eliminates or limits the personal financial liability of the Company's directors, except in situations where there has been a breach of the duty of loyalty, failure to act in good faith, intentional misconduct or violation of the law.

         In addition, the Company's By-laws include provisions to indemnify its officers and directors and other persons against expenses, judgments, fines and amounts paid in settlement in connection with threatened, pending or completed suits or proceedings against such persons by reason of serving or having served as officers, directors or in other capacities, except in relation to matters with respect to which persons shall be determined to have acted not in good faith, unlawfully or not in the best interests of the Company. With respect to matters as to which the Company's officers and directors and others are determined to be liable for misconduct or negligence in the performance of their duties, the Company's By-laws provide for indemnification only to the extent that the Company determines that such person acted in good faith and in a manner not opposed to the best interests of the Company.

         INSOFAR AS INDEMNIFICATION FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933 MAY BE PERMITTED TO DIRECTORS, OFFICERS OR PERSONS CONTROLLING THE COMPANY PURSUANT TO THE FOREGOING PROVISIONS, THE COMPANY HAS BEEN

INFORMED THAT IN THE OPINION OF THE SECURITIES AND EXCHANGE COMMISSION, SUCH INDEMNIFICATION IS AGAINST PUBLIC POLICY AS EXPRESSED IN THE ACT AND IS THEREFORE UNENFORCEABLE.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of September 30, 1996, to the extent known to the Company, the ownership of the Company's Common Stock, par value $.01 per share, by (i) each person who is known by the Company to own of record or beneficially more than five percent of the Company's Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address of                 Amount and Nature of
Beneficial Owner                    Beneficial Ownership       Percent of Class
----------------                    --------------------       ----------------
James Ciocia                            1,040,473 (1)                18.3%
1304 Ridge Road
Laurel Hollow, NY 11791

Thomas Povinelli                        1,083,473 (2)                19.1%
3427 Bayfront Place
Baldwin, NY 11510

Gary Besmer                               538,480 (3)                 9.6%
35 Deer Run
East Islip, NY 11730

Kathryn Travis                            358,185 (4)                 6.3%
31 Wood Lane
Lattingtown, NY 11560

Ralph V. Esposito                          79,380 (5)                 1.4%
854 Beckman Drive
No. Bellmore, NY 11710

Seth Akabas                                 8,081(6)                   .1%
245 West 107th Street
New York, NY 10025

Louis Karol                                   780                      .01%
28 Fairview Avenue
East Williston, NY 11596

Steven Gilbert                            486,154(7)                  8.4%
2420 Enterprise Road; Suite 100
Clearwater, FL 34623

All directors and officers              3,108,852                    51.7%
as a group (7 persons)

--------------

(1) Includes 83,604 shares and 41,766 shares of Common Stock issuable upon the exercise of currently exercisable options at prices of $2.60 and $3.65, respectively.

(2) Includes 83,604 shares and 41,766 shares of Common Stock issuable upon the exercise of currently exercisable options at prices of $2.60 and $3.65, respectively.

(3) Includes 50,163 shares and 25,060 shares of Common Stock issuable upon the exercise of currently exercisable options at prices of $2.60 and $3.65, respectively.

(4) Includes 62,710 shares and 31,329 shares of Common Stock issuable upon the exercise of currently exercisable options at prices of $2.60 and $3.65, respectively.

(5) Includes 7,920 shares and 4,080 shares of Common Stock issuable upon the exercise of currently exercisable options at prices of $2.60 and $3.65, respectively. In addition includes 10,000 shares of Common Stock issuable upon the exercise of currently exercisable options at a price of $3.00, 12,000 shares of Common Stock issuable upon the exercise of currently exercisable options at a price of $4.00 and 14,000 shares of Common Stock issuable upon the exercise of currently exercisable options at a price of $4.80. Does not include 164,000 shares not exercisable within 60 days.

(6) Includes 8,081 shares owned by the law firm of Akabas & Cohen of which Mr. Akabas is a partner.

(7) Includes 246,154 shares owned by the Gilbert Family Limited Partnership of which Steven Gilbert is beneficiary. In addition, includes 240,000 options at $3.50 per share that were exercisable upon issuance. Does not include 100,000 shares issuable at $3.50 per share that are not exercisable within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Each of James Ciocia, Thomas Povinelli, Gary Besmer and Kathryn Travis, acts as a registered representative for Royal Alliance and as an authorized agent for insurance carriers.

         Mr. Ciocia earned gross commissions from sales of securities and insurance products in connection with his work with the Company equal to approximately $280,000 in the Company's 1996 fiscal year and $234,000 in the Company's 1995 fiscal year and paid approximately $108,000, and $100,000 in such years to the Company for clerical, support staff, office space and client references.

         Mr. Povinelli earned gross commissions from sales of securities and insurance products in connection with his work with the Company equal to approximately $260,000 in the Company's 1996 fiscal year, $250,000 in the Company's 1995 fiscal year and paid approximately $62,200 and $107,000 in such years to the Company for clerical, support staff, office space and client references.

         Mr. Besmer earned gross commissions from sales of securities and insurance products in connection with his work with the Company equal to approximately $14,000 in the Company's 1996 fiscal year and $21,000 in the Company's 1995 fiscal year and paid approximately $1,200 and $9,000 in such years to the Company for clerical, support staff, office space and client references.

         Ms. Travis earned gross commissions from sales of securities and insurance products in connection with her work with the Company equal to approximately $28,000 in the Company's 1996 fiscal year and $12,000 in the Company's 1995 fiscal year and paid approximately $8,300 and $5,000 in such years to the Company for clerical, support staff, office space and client references.

         In 1991, the four principle shareholders, Messrs. Ciocia, Povinelli and Besmer and Ms. Travis, personally agreed to purchase the Common Stock of a former stockholder and executed and delivered a promissory note in the original principal amount of $360,000 in connection with such purchase. From 1991 through 1994, annual payments thereunder, in the amount of approximately $75,000 with interest, were advanced by the Company, and each shareholder's allocable portion thereof was deducted from his or her salary that would otherwise be payable by the Company. In January 1995, the Company paid such former shareholder in full on behalf of the four principal shareholders. In January and July 1995, the four principal shareholders agreed to surrender a total of 96,964 shares of Common Stock in lieu of repayment of such loans advances by the Company. In such transactions, such Common Stock was valued at its market price.

         In March 1995, the Company transferred ownership of certain life insurance policies which it maintained on key officers to the officers themselves. These policies had cumulative cash values of $117,194 on the books of the Company. On August 18, 1995, the officers gave the Company promissory notes in principal amounts equal to the recorded cash values. The notes are payable in 52 equal bi-weekly installments (including interest at 9% per annum) totaling $1,700, with balloon payments totaling 8,434 due August 15, 1997.

         The four principle shareholders, Messrs. Ciocia, Povinelli and Besmer and Ms. Travis, personally guaranteed the repayment of the Company's long-term loan in the amount of $500,000 from State Bank of Long Island. Such shareholders received no consideration for such guarantees other than their salaries and other compensation.

         On July 1, 1995, the Company, together with one of its officers and five individuals who are relatives of the officers of the Company formed ATM Partners, LP (the "Partnership"). All investment transactions are executed through JT Securities by the Chief Financial Officer of the Company. At June 30, 1996, the Company had a 35.62% interest in the Partnership and recognized income of approximately $198,000 from the Partnership for the year then ended.

         In November 1995, the five executive officers sold options to purchase a total of 65,000 shares at $2.50 per share for $2.00 per share to Rummco, Ltd., a Cayman Islands company. In connection with such sale, the Company agreed to consent to such sale and register shares underlying such options with the registration statement of which this Prospectus is a part. These options to purchase shares of common stock were subsequently sold to Rozel International Holding, Ltd. for $4.50 per share in an agreement dated June 10, 1996.

         The Company holds demand loans due from stockholders aggregating $180,895, of which $127,395 was due from directors and was previously agreed to be repaid by June 30, 1995 through salary deductions or cash repayments. These loans were in default although the Company made no demand for repayment until March 1996. On March 8, 1996, the demand loans amounting to $127,395 were converted to notes receivable. The remaining loans aggregating $53,500 are due from various minority stockholders on demand. The Company subsequently forgave the loans for the following individuals in the following amounts: James Ciocia $19,580; Thomas Povinelli $60,004; Gary Besmer $12,009; and Kathryn Travis $32,306, for a aggregate total of $123,899. The difference of $3,496 was already paid off by James Ciocia.

ITEM 13. EXHIBITS; LIST AND REPORTS ON FORM 8-K.

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

         10.15 Agreement among Registrant and James Ciocia, Thomas Povinelli, Gary Besmer and Kathryn Travis regarding the repayment of advances, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         10.16 Underwriting Agreement between the Registrant and Patterson Travis, Inc., incorporated by reference to exhibit number 1.1 in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         10.17 Stock Purchase Agreement dated February 10, 1995 between Registrant and Steven Gilbert, incorporated by reference to exhibit 99.1 to the Company's Current Report on Form 8-K, dated February 10, 1995

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

         10.21 Letter Agreement dated April 26, 1995 between the Company and Steven Gilbert, incorporated by reference to exhibit 10.20 in the Company's quarterly report on form 10Q for the fiscal quarter ended March 31, 1995

         10.22 Joint Venture Agreement dated December 28, 1994 between Midwood Tax Service, Inc. and Registrant, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

         10.23 Promissory notes delivered by James Ciocia, Thomas Povinelli, Gary Besmer and Kathryn Travis in payment for cash value of life insurance policies held by Registrant on the lives of such officers, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

         10.24 Consulting Agreement dated October 9, 1995 between EuroMarket Advisory, Inc. and Registrant, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

         10.25 Investment Banking Agreement dated October 17, 1995 between Texas Capital Securities Inc. and Registrant, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

         10.26 Agreement dated November 1995 among Rummco, Ltd., five executive officers of Registrant, and Registrant in connection with the sale of stock options, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

         10.27 Lock-Up Release Letter by Patterson Travis, Inc. dated January 10, 1996, incorporated by reference to the like-numbered exhibit in the Amendment No.1 to Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

         10.28 Management Agreement dated April 10, 1995 between Dominick Riolo and Registrant in connection with the opening of a new office, incorporated by reference to the like-numbered exhibit in the Amendment No.1 to Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

         10.29 Management Agreement dated April 10, 1995 between Gregory Ferone and Registrant in connection with the opening of a new office, incorporated by reference to the like-numbered exhibit in the Amendment No.1 to Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

         10.30 Management Agreement dated April 10, 1995 between Armando Olivieri and Registrant in connection with the opening of a new office, incorporated by reference to the like-numbered exhibit in the Amendment No.1 to Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

         10.31 Independent Employment Contract dated December , 1993 between Abraham Dorfman and Registrant, incorporated by reference to the like-numbered exhibit in the Amendment No.1 to Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

         10.32 Form of Subscription Letter representing stock issuance's to individuals, incorporated by reference to the like-numbered exhibit in the Amendment No.1 to Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

         10.33 Independent Contractor's Agreement dated September 6, 1995 between Howard Wilkin and the Registrant, incorporated by reference to the like-numbered exhibit in the Amendment No.1 to Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

         10.34 Independent Contractor's Agreement dated September 6, 1995 between Alfred Schepis and the Registrant, incorporated by reference to the like-numbered exhibit in the Amendment No.1 to Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

         10.35 Independent Contractor's Agreement dated September 6, 1995 between Armando Olivieri and the Registrant, incorporated by reference to the like-numbered exhibit in the Amendment No.1 to Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

         21 List of Subsidiaries, incorporated by reference to Exhibit 21 in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995.



         (b)   Reports on Form 8-K

               Disclosure for Changes in and Disagreements with Accountants on Accounting and Financial Disclosure, incorporated by reference to the Company's Current Report on Form 8-K, dated July 2, 1996.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GILMAN & CIOCIA, INC.

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

/s/ James Ciocia           Chief Executive Officer, President          October  15, 1996
-----------------------    and Director
James Ciocia

/s/ Thomas Povinelli       Chief Operating Officer                     October  15, 1996
-----------------------    and Director
Thomas Povinelli

/s/ Gary Besmer            Vice President and Director                 October  15, 1996
-----------------------
Gary Besmer

/s/ Kathryn Travis         Secretary, Vice President and Director      October  15, 1996
-----------------------
Kathryn Travis

/s/ Ralph V. Esposito      Treasurer, Vice President and               October  15, 1996
-----------------------    Chief Financial Officer
Ralph V. Esposito

/s/ Seth Akabas            Director                                    October  15, 1996
-----------------------
Seth Akabas

                           Director                                    October    , 1996
-----------------------
Louis P. Karol

                                       GILMAN & CIOCIA, INC.
                                            AND SUBSIDIARIES














                                               CONSOLIDATED FINANCIAL STATEMENTS
                                                            FORM 10-KSB - ITEM 7
                                              YEARS ENDED JUNE 30, 1996 AND 1995

                                       GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                                                                     INDEX







REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
 FOR THE YEAR ENDED JUNE 30, 1996                                           F-3

INDEPENDENT ACCOUNTANTS' REPORT FOR THE YEAR ENDED
 JUNE 30, 1995                                                              F-4

FINANCIAL STATEMENTS:

   Consolidated balance sheet as of June 30, 1996                     F-5 - F-6

   Consolidated statements of income for the
    years ended June 30, 1996 and 1995                                      F-7

   Consolidated statements of stockholders' equity
    for the years ended June 30, 1996 and 1995                        F-8 - F-9

   Consolidated statements of cash flows for the
    years ended June 30, 1996 and 1995                               F-10 - F-11


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-12 - F-31

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Gilman & Ciocia, Inc.
Great Neck, New York


We have audited the accompanying consolidated balance sheet of Gilman & Ciocia, Inc. and subsidiaries as of June 30, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gilman & Ciocia, Inc. and subsidiaries at June 30, 1996 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.







BDO Seidman, LLP

New York, New York
September 30, 1996

                         INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors
Gilman & Ciocia, Inc.



We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of Gilman & Ciocia, Inc. and subsidiaries for the year ended June 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Gilman & Ciocia, Inc. and subsidiaries for the year ended June 30, 1995, in conformity with generally accepted accounting principles.

As described in Note 13(a), the Company restated its June 30, 1995 consolidated financial statements to correct and increase its tax liability as of June 30, 1995 by approximately $145,000.


                                         /s/ Weinick, Sanders & Co. LLP
                                         ------------------------------
                                             Weinick, Sanders & Co. LLP



New York, N.Y.
August 7, 1995
(Except for Note 7(d) as to which
 the date is September 22, 1995)

                                       GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                                                   CONSOLIDATED BALANCE SHEET


June 30, 1996
-----------------------------------------------------------------------------------------------------
ASSETS
CURRENT:
   Cash                                                                                $2,221,795
   Accounts receivable, net of allowance for doubtful accounts of
      $45,974                                                                             976,686
   Receivables from related parties, current portion                                      403,545
   Prepaid expenses and other current assets                                              100,866
-----------------------------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                                            3,702,892

PROPERTY AND EQUIPMENT, AT COST, LESS ACCUMULATED
   DEPRECIATION AND AMORTIZATION                                                        1,501,701
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF
   $192,282                                                                             1,030,820
INVESTMENT IN PARTNERSHIP                                                                 646,525
ADVANCES AND NOTES RECEIVABLE FROM FINANCIAL PLANNERS                                     501,531
SECURITY DEPOSITS                                                                         209,852
RECEIVABLES FROM RELATED PARTIES, NET OF CURRENT PORTION                                  139,595
DEFERRED TAX ASSETS                                                                       133,585
-----------------------------------------------------------------------------------------------------
                                                                                       $7,866,501
-----------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                                       GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                                                   CONSOLIDATED BALANCE SHEET



June 30, 1996
------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
   Short-term borrowings                                                                     $   680,556
   Accounts payable                                                                              291,554
   Accrued expenses and other current liabilities                                                395,450
------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                                1,367,560
------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock - $.001 par value - shares
      authorized 100,000; issued and
      outstanding, none                                                                                -
   Common stock - $.01 par value - shares
      authorized 9,000,000; issued and
      outstanding 5,550,582                                                                       55,505
   Paid-in capital                                                                             6,184,075
   Retained earnings                                                                             717,375
------------------------------------------------------------------------------------------------------------
                                                                                               6,956,955
   Stock subscriptions and accrued interest receivable                                         (458,014)
------------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                                               6,498,941
------------------------------------------------------------------------------------------------------------
                                                                                             $ 7,866,501
------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                                       GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                                            CONSOLIDATED STATEMENTS OF INCOME




                                                                                          (Restated)
Year Ended June 30,                                             1996                         1995
--------------------------------------------------------------------------------------------------------
REVENUES:
   Tax preparation fees                                     $ 8,147,986                  $ 6,657,620
   Financial planning commissions                             5,671,905                    3,274,541
   Direct mail services                                       2,689,786                            -
--------------------------------------------------------------------------------------------------------
      TOTAL REVENUES                                         16,509,677                    9,932,161
--------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
   Salaries and commissions                                   6,352,211                    3,915,963
   General and administrative expenses                        3,392,448                    2,262,652
   Advertising                                                2,585,125                    2,045,178
   Direct mail costs                                          1,682,108                            -
   Rent                                                       1,502,788                      912,565
   Depreciation and amortization                                525,468                      212,639
   Reimbursement of financial planning expenses                (125,000)                           -
--------------------------------------------------------------------------------------------------------
      TOTAL OPERATING EXPENSES                               15,915,148                    9,348,997
--------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                594,529                      583,164
--------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSES):
   Income from investment in partnership                        198,165                            -
   Interest income                                               91,435                       97,894
   Interest expense                                            (107,111)                     (91,359)
   Rental income                                                 19,180                       12,275
   Realized gain on sale of marketable securities                91,175                       15,343
   Unrealized gain on marketable securities                           -                       16,216
--------------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSES) - NET                             292,844                       50,369
--------------------------------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                        887,373                      633,533
PROVISION FOR INCOME TAXES                                      352,647                      386,030
--------------------------------------------------------------------------------------------------------
NET INCOME                                                  $   534,726                 $    247,503
--------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE                                        $      0.10                 $       0.05
--------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES:
   Primary                                                    5,916,044                    4,716,106
   Fully diluted                                              5,916,044                    4,882,737
--------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                                          GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                        Stock
                                                                                     Subscriptions
                                                                                         and
                                          Common Stock      Additional                 Accrued       Treasury Stock        Total
                                        -----------------    Paid-in       Retained    Interest     -----------------  Stockholders'
Year Ended June 30, 1995                Shares     Amount    Capital       Earnings   Receivable    Shares     Amount      Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 1, 1994                  4,114,465  $41,144   $1,396,825   $  714,923   $(694,148)        -  $        -   $1,458,744
   Collection of common stock
      subscriptions and accrued
      interest receivable                      -        -            -            -      97,012         -           -       97,012
   Sale of common stock, net           1,015,852   10,158    3,076,520            -           -         -           -    3,086,678
   Acquisition of treasury stock - at
      cost                                     -        -            -            -           -    20,000     (72,500)     (72,500)
   Issuance of common stock for
      cash and subscriptions
      receivable                          80,261      803      242,697            -    (115,000)        -           -      128,500
   Receipt of stock in lieu of
      repayment of officers' loans
      receivable                               -        -            -            -           -    96,964    (339,375)    (339,375)
   S Corporation dividend
      distributions                            -        -            -     (202,868)          -         -           -     (202,868)
   Termination of subchapter "S"
      election by Gilbert Financial
      Corp. and transfer of retained
      earnings to paid-in capital              -        -       98,720      (98,720)          -         -           -            -
   Compensation expense
      recognized in connection with
      issuance of stock options                -        -       30,875            -           -         -           -       30,875
   Exercise of bridge warrants           360,000    3,600      745,200            -           -         -           -      748,800
   Issuance of common stock, in
      connection with the
      acquisition of intangible assets    64,286      643      224,357            -           -         -           -      225,000
   Accrued interest receivable                 -        -            -            -     (61,844)        -           -      (61,844)
   Net income (Restated)                       -        -            -      247,503           -         -           -      247,503
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1995                 5,634,864  $56,348   $5,815,194   $  660,838   $(773,980)  116,964   $(411,875)  $5,346,525
------------------------------------------------------------------------------------------------------------------------------------



          See accompanying notes to consolidated financial statements.

                                          GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                                                                                                        Stock
                                                                                                                    Subscriptions
Year Ended June 30, 1996                         Common Stock                Additional                              and Accrued
                                        ----------------------------          Paid-in             Retained            Interest
                                         Shares              Amount           Capital             Earnings           Receivable
-----------------------------------------------------------------------------------------------------------------------------------
Balance, July 1, 1995                 5,634,864            $ 56,348          $5,815,194            $ 660,838          $ (773,980)
   Purchase of treasury stock                 -                   -                   -                    -              67,590
   Retirement of treasury stock       (127,558)             (1,276)                   -             (478,189)                  -
   Issuance of common stock              26,307                 263              53,063                    -                   -
   Exercise of stock options             10,000                 100              23,100                    -                   -
   Compensation recognized in
      connection with the issuance
      of stock options                        -                   -             232,782                    -                   -
   Repayments of stock
      subscriptions                           -                   -                   -                    -             310,809
   Issuance of stock subscriptions        6,969                  70              39,930                    -             (40,000)
   Accrued interest income                    -                   -                   -                    -             (22,433)
   Income tax benefit related to
      exercise of common stock
      options                                 -                   -              20,006                    -                   -
   Net income                                 -                   -                   -              534,726                   -
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1996                5,550,582            $ 55,505          $6,184,075            $ 717,375          $ (458,014)
-----------------------------------------------------------------------------------------------------------------------------------





Year Ended June 30, 1996                           Treasury Stock                    Total
                                          -----------------------------          Stockholders'
                                             Shares             Amount              Equity
---------------------------------------------------------------------------------------------
Balance, July 1, 1995                       116,964           $ (411,875)         $5,346,525
   Purchase of treasury stock                10,594              (67,590)                  -
   Retirement of treasury stock            (127,558)             479,465                   -
   Issuance of common stock                       -                    -              53,326
   Exercise of stock options                      -                    -              23,200
   Compensation recognized in
      connection with the issuance
      of stock options                            -                    -             232,782
   Repayments of stock
      subscriptions                               -                    -             310,809
   Issuance of stock subscriptions                -                    -                   -
   Accrued interest income                        -                    -             (22,433)
   Income tax benefit related to
      exercise of common stock
      options                                     -                    -              20,006
   Net income                                     -                    -             534,726
---------------------------------------------------------------------------------------------------
Balance, June 30, 1996                            -           $        _          $6,498,941
---------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                                          GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                                           CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                                                  (Restated)
Year Ended June 30,                                                                             1996                 1995
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
   Net income                                                                            $   534,726         $    247,503
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Compensation expense recognized in connection
        with the issuance of stock options                                                   232,782               30,875
      Depreciation and amortization                                                          525,468              212,639
      Income from investment in partnership                                                 (198,165)                   -
      Increase in deferred tax asset                                                        (133,585)                   -
      Compensation expense recognized in connection
        with the forgiveness of officer's loan                                               123,899                    -
      Gain on sale of marketable securities                                                  (91,175)                   -
      Compensation expense recognized in connection
        with amortization of advances to financial
        planners                                                                              79,851                    -
      Provisions for doubtful accounts                                                        99,175                    -
      Interest on stock subscriptions                                                        (22,433)                   -
      Gain on disposal of property and equipment                                              (9,000)                   -
      Unrealized gain on marketable securities                                                     -              (16,216)
      (Increase) decrease in:
           Accounts receivable                                                              (441,136)            (273,401)
           Advances to financial planners                                                   (653,768)                   -
           Security deposits                                                                (100,486)             (10,065)
           Prepaid expenses and other current assets                                          26,786              (75,481)
      Increase (decrease) in:
           Accounts payable, accrued expenses and other
              current liabilities                                                            461,998             (549,169)
-----------------------------------------------------------------------------------------------------------------------------
              NET CASH PROVIDED BY (USED IN) OPERATING
                ACTIVITIES                                                                   434,937             (433,315)
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                     (900,385)            (618,744)
   Purchase of marketable securities                                                               -           (2,079,534)
   Proceeds from sale of marketable securities                                             2,186,925                    -
   Acquisition of intangible assets                                                         (730,076)            (184,028)
   Investment in partnership                                                                (448,360)                   -
   Proceeds from related party transactions                                                  152,655                3,907
   Payments to related parties                                                              (494,220)            (335,512)
-----------------------------------------------------------------------------------------------------------------------------
              NET CASH USED IN INVESTING ACTIVITIES                                      $  (233,461)         $(3,213,911)
-----------------------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                                          GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                                           CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                                                                  (Restated)
Year Ended June 30,                                                                             1996                 1995
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Acquisition of treasury stock                                                          $        -            $   (72,500)
   Proceeds from short-term borrowings                                                     2,297,222              1,000,000
   Payments of short-term borrowings                                                      (2,000,000)            (1,116,666)
   Proceeds from sale of common stock and exercise
      of stock options                                                                        76,526              3,452,555
   Proceeds from stock subscriptions                                                         310,809                 73,024
   Incurrence of deferred registration costs                                                       -                 (3,632)
   Decrease in note payable - officer                                                              -                (72,150)
   S Corporation dividend distribution                                                             -               (202,868)
   Exercise of bridge warrants                                                                     -                748,800
-------------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                              684,557              3,806,563
-------------------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH                                                                         886,033                159,337
CASH AT BEGINNING OF YEAR                                                                  1,335,762              1,176,425
-------------------------------------------------------------------------------------------------------------------------------
CASH AT END OF YEAR                                                                       $2,221,795            $ 1,335,762
-------------------------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                                          GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.        SUMMARY OF                    (a) Business
          ACCOUNTING POLICIES

                                        Gilman & Ciocia, Inc. (the "Company"),
                                        which is incorporated in Delaware, is a
                                        provider of income tax preparation and
                                        financial planning services to
                                        individuals and businesses. The Company
                                        also provides direct mail services
                                        through its Progressive Mailing Services
                                        ("Progressive") division. The Company
                                        has three wholly-owned subsidiaries.
                                        They are as follows:

                                        JT Securities, Inc. ("JT") is a
                                        registered broker-dealer and investment
                                        advisor, pursuant to the provisions of
                                        the Securities Exchange Act of 1934 and
                                        the Investment Advisers Act of 1940,
                                        respectively.

                                        Gilbert Financial Services, Inc.
                                        ("Gilbert"), which was acquired
                                        effective November 1, 1994, is also in
                                        the business of providing financial
                                        services. The Company acquired the
                                        outstanding common stock of Gilbert in
                                        exchange for 203,428 shares of the
                                        Company. Gilbert is presently inactive.

                                        BT Telemarketing, Inc. ("BT") is a
                                        telemarketing company. BT is presently
                                        inactive.

                                        The majority of the Company's revenues
                                        are earned from January through June.

                                        (b) Basis of Financial Statement
                                        Presentation

                                        The consolidated financial statements
                                        include the accounts of the Company and
                                        its three wholly-owned subsidiaries JT,
                                        B.T. and Gilbert, and have been prepared as if the entities had operated as a single consolidated group since their respective dates of incorporation. All significant intercompany accounts and transactions have been eliminated in consolidation. The investment in partnership has been accounted for under the equity method.

                                        In preparing financial statements in
                                        conformity with generally accepted
                                        accounting principles, management is
                                        required to make estimates and
                                        assumptions that effect the reported
                                        amounts of assets and liabilities and
                                        the disclosure of contingent assets and
                                        liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                          GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                        (c) Fair Value of Financial Instruments

                                        The carrying amounts of financial
                                        instruments, including cash, accounts
                                        receivable, notes receivable, accounts
                                        payable and short-term borrowings,
                                        approximated fair value as of June 30,
                                        1996, because of the relatively
                                        short-term maturity of these
                                        instruments.

                                        (d) Property and Equipment

                                        Property and equipment are recorded at
                                        cost. Depreciation and amortization is
                                        calculated using straight-line or
                                        accelerated methods over the estimated
                                        useful lives of the assets or, for
                                        leasehold improvements, over the lease
                                        terms which range from one to seven
                                        years.

                                        (e) Advances to Financial Planners

                                        The Company entered into three year
                                        agreements with independent financial
                                        planners ("Planners"), which require the
                                        Planners to become captive agents of the Company. In connection therewith, the Company advances funds to financial planners. The agreements require the advances to be forgiven in three years as long as the Planners remain independent contractors of the Company. As such, all advances are amortized on a straight-line basis over three years.

                                        (f) Intangible Assets

                                        Intangible assets include the costs of
                                        $1,223,102 to acquire lists of customer
                                        accounts and non-competition agreements.

                                        Amortization is computed on a
                                        straight-line basis over a period of
                                        five years and amounted to $190,817 and
                                        $1,465 for the years ended June 30, 1996 and 1995, respectively.

                                          GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                        The Company's operational policy for the assessment and measurement of any impairment in the value of the intangible assets acquired which is other than temporary is to evaluate the recoverability and remaining life of the intangible assets and determine whether the intangible assets should be completely or partially written-off or the amortization period accelerated. The Company will recognize an impairment in the value of the intangible assets if the estimated future operating cash flows of the intangible assets are determined to be less than their carrying amount. If the Company determines that impairment has occurred, the measurement of the impairment will be equal to the excess of the carrying amount of the intangible assets over the amount of the undiscounted estimated operating cash flows.

                                          GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                        (g) Revenue Recognition

                                        The Company recognizes all revenues upon completion of the services associated with income tax preparation and direct mail services. Securities transactions and related commission revenue and expenses are recorded on a trade date basis.

                                        JT utilizes financial planners that are
                                        independent contractors of the Company
                                        pursuant to which the Company receives a portion of the commission revenues generated by these individuals in exchange for providing client referrals, office space, and clerical and secretarial support.

                                        (h) Advertising

                                        The Company expenses advertising costs
                                        as incurred.

                                        (i) Reimbursement of Financial Planning
                                        Expenses

                                        Based on an employment agreement between the Company and one of its managers, the manager is required to reimburse the Company for certain expenses incurred on behalf of the Company should he fail to achieve certain gross revenue criteria. Based on these criteria, the Company is entitled to be reimbursed for $125,000 of these expenses in fiscal 1996. The Company will offset the manager's future earnings by this amount by December 31, 1996.

                                        (j) Income Taxes

                                        Deferred tax assets and liabilities are
                                        recorded for the estimated future tax
                                        effects attributable to temporary
                                        differences between the basis of assets
                                        and liabilities recorded for financial
                                        and tax reporting purposes (Note 11).

                                          GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                        (k) Net Income Per Share

                                        Primary and fully diluted earnings per
                                        share are computed using the treasury
                                        stock method, modified for stock options and warrants outstanding in excess of 20% of the total outstanding shares of common stock. Under this method, the aggregate number of shares outstanding reflects the assumed use of proceeds from the hypothetical exercise of the outstanding options and warrants, unless the effect on earnings is anti-dultive. The assumed proceeds are used to repurchase shares of common stock at the average market value during the period to a maximum of 20% of the shares outstanding. The balance of the proceeds, if any, are used to reduce outstanding debt with the assumed interest expense savings being added to the results of operations for the reported period.

                                        Fully diluted earnings per share also
                                        reflects the assumed use of proceeds
                                        from the hypothetical exercise of
                                        options and warrants to purchase common
                                        stock at the ending market price for the reported period.


                                        (l) Reclassifications

                                        Certain amounts as previously reported
                                        have been reclassified to conform to the June 30, 1996 representation.

                                        (m) Recent Accounting Pronouncements

                                        In March, 1995, the Financial Accounting
                                        Standards Board ("FASB") issued
                                        Statement of Financial Accounting
                                        Standard("SFAS") No. 121, "Accounting
                                        For the Impairment of Long Lived Assets
                                        and for Long Lives Assets to the
                                        Disposed Of", which is effective for
                                        fiscal years beginning after December
                                        15, 1995. The Company will adopt SFAS
                                        No. 121 as of July 1, 1996 and does not
                                        expect the adoption of SFAS No. 121 to
                                        have a material impact on its results of operations, financial position or cash flows.

                                          GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                        In October 1995, FASB issued SFAS No.
                                        123, "Accounting for Stock- Based
                                        Compensation", which is effective for
                                        transactions entered into for fiscal
                                        years that begin after December 15,
                                        1995. SFAS No. 123 establishes a fair
                                        value method for accounting for
                                        stock-based compensation plans either
                                        through recognition or disclosure. The
                                        Company intends to adopt the employee
                                        stock-based compensation provisions of
                                        SFAS No. 123 as of July 1, 1996 by
                                        disclosing the pro forma net income and
                                        pro forma net income per share amounts
                                        assuming the fair value method was
                                        adopted July 1, 1995. The adoption of
                                        this standard will not impact the
                                        Company's consolidated results of
                                        operations, financial position or cash
                                        flows.

                                          GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





    2.   ACQUISITIONS                   (a)     Intangible Assets

                                                During fiscal 1996 and 1995, the
                                                Company acquired customer lists
                                                and entered into non-competition
                                                agreements for approximately
                                                $730,000 and $459,000,
                                                respectively. Included in the
                                                intangibles acquired during
                                                fiscal 1995 was a customer list
                                                and a non-competition agreement
                                                with the former principal
                                                stockholder of Progressive.

                                                Pro forma financial information
                                                for these acquisitions has not
                                                been provided because they were
                                                not deemed to be material to the
                                                consolidated results of
                                                operations of the Company.

                                        (b)     Gilbert

                                                On February 10, 1995, the
                                                Company acquired all of the
                                                issued and outstanding capital
                                                stock of Gilbert in exchange for
                                                203,428 shares of the Company's
                                                common stock. The acquisition
                                                was effective as of November 1,
                                                1994 and has been accounted for
                                                as a pooling of interests.



    3.   RECEIVABLES FROM               Receivables from related parties consist
         RELATED PARTIES                of the following:

                                        June 30, 1996
                                        ------------------------------------------------

                                        Non-interest bearing note receivable
                                        from officers/ stockholders of the
                                        Company that is due on demand.          $150,000

                                        Notes receivable from independent
                                        contractor/ stockholder of the Company
                                        due on June 30, 1997 and October 8,
                                        1997. Interest is charged at a rate of
                                        8% per annum.                            214,219

                                        Receivable from independent
                                        contractor/stockholder of the Company,
                                        payable in monthly installments of
                                        $15,625 through December 1, 1996.         94,750

                                        Other                                     84,171
                                        ------------------------------------------------

                                                                                 543,140

                                        Less: current portion                    403,545
                                        ------------------------------------------------

                                          GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                $139,595
                                        ------------------------------------------------


                                        For the years ended June 30, 1996 and
                                        1995, interest income from these
                                        receivables was approximately $12,662
                                        and $11,226, respectively.




    4.   ADVANCES AND NOTES             Advances and notes receivable -
         RECEIVABLE -                   financial planners consist of the
         FINANCIAL PLANNERS             following:


                                        June 30, 1996
                                        ------------------------------------------------
                                        Non-interest bearing advances to
                                        financial planners amortized over
                                        three years.                            $451,531

                                        Note receivable from financial planner
                                        due December 4, 1998. Interest is
                                        payable at 6% per annum.                  50,000
                                        ------------------------------------------------
                                                                                $501,531
                                        ------------------------------------------------


    5.   PROPERTY AND                   Major classes of property and equipment
         EQUIPMENT                      consist of the following:


                                        June 30, 1996
                                        --------------------------------------------------
                                        Equipment                               $1,911,788

                                        Furniture and fixtures                     147,157

                                        Leasehold improvements                     342,206
                                        --------------------------------------------------
                                                                                 2,401,151

                                        Less Accumulated depreciation and
                                        amortization                               899,450
                                        --------------------------------------------------
                                                                                $1,501,701
                                        --------------------------------------------------


    6.   SHORT-TERM                     The Company has a bank line of credit
                                        which provides for borrowings up to a
                                        maximum amount of $2,000,000 and expires on October 31, 1996. The line of credit is guaranteed by the four principal stockholders of the Company. At June
                                        30, 1996, the Company had borrowings
                                        of $500,000 outstanding under this
                                        line of credit. Interest is charged at
                                        the prime rate (8.25% at June 30, 1996)
                                        plus 1.5%.

                                          GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                            The Company also has a $500,000 term
                                            loan with the bank which requires
                                            monthly payments of $13,889 (plus
                                            interest at the prime rate, 8.25% at
                                            June 30, 1996 plus 1.75%) through
                                            June 30, 1997. The loan is
                                            secured by all of the Company's
                                            Assets of the Company. At June
                                            30, 1996, the Company's outstanding
                                            balance under this loan was
                                            $180,556.




    7.   COMMITMENTS AND                (a) Leases
         CONTINGENCIES

                                            The Company is obligated under
                                            various noncancelable lease
                                            agreements for the rental of office
                                            space and equipment through 2001.
                                            The lease agreements for office
                                            space contain escalation clauses
                                            based principally upon real estate
                                            taxes, building maintenance and
                                            utility costs. The following is a
                                            schedule by year of future minimum
                                            rental payments required under
                                            operating leases:


                                        Year Ended June 30,
                                        ----------------------------------------
                                        1997                          $1,531,446

                                        1998                           1,265,843

                                        1999                             850,731

                                        2000                             541,008

                                        2001                             254,061

                                        Thereafter                        36,743
                                        ----------------------------------------
                                                                      $4,479,832
                                        ----------------------------------------


                                        (b) Internal Revenue Code Provisions
                                            for Penalties of Tax Preparers

                                            The Company's business of preparing
                                            income tax returns subjects it to
                                            potential civil liabilities under
                                            the Internal Revenue Code. Although
                                            the Company believes it complies
                                            with all applicable laws and
                                            regulations, no assurance can be
                                            given that the Company will never
                                            incur any material fines or
                                            penalties.

                                          GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                        (c) Professional Liability or
                                            Malpractice Insurance

                                            The Company does not maintain any
                                            professional liability or
                                            malpractice insurance policy.
                                            Although the Company believes it
                                            complies with all applicable laws
                                            and regulations, no assurance can be
                                            given that the Company will not be
                                            subject to professional liability or
                                            malpractice suits.

                                        (d) Clearing Agreement

                                            All securities transactions are
                                            introduced and cleared on a fully
                                            disclosed basis through a
                                            correspondent broker that is a
                                            member of the New York Stock
                                            Exchange, Inc. (the "Broker")
                                            pursuant to a clearing agreement
                                            (the "Agreement"). Accordingly, JT
                                            operates under the exemptive
                                            provisions of Securities Exchange
                                            Commission ("SEC") Rule
                                            15c3-3(k)(2)(ii).

                                            The Agreement provides the Broker
                                            with liens upon all cash and
                                            receivables held by the Broker which
                                            totalled approximately $46,000 at
                                            June 30, 1996. These liens secure
                                            the liabilities and obligations of
                                            the Company to the Broker.

                                        (e) Concentration of Credit Risk

                                            Financial instruments which
                                            potentially subject the Company to
                                            concentrations of credit risk
                                            consist of cash and accounts
                                            receivable. The Company maintains
                                            its temporary cash investments with
                                            high quality financial institutions.
                                            The highly seasonal nature of the
                                            Company's business results in the
                                            periodic accumulation of cash in
                                            amounts in excess of the FDIC
                                            insurance limits. The Company
                                            utilizes several financial
                                            institutions at these times to
                                            minimize the exposure for potential
                                            losses.

                                        (f) Net Capital Requirements

                                            JT is subject to the Uniform Net
                                            Capital Rule of the SEC, which
                                            requires the maintenance of minimum
                                            regulatory net capital and requires
                                            that the ratio of aggregate
                                            indebtedness to net capital, both as
                                            defined, shall not exceed 15 to 1.
                                            At June 30, 1996, JT had net capital
                                            of $1,861,884 and a net capital
                                            requirement of $25,000.

                                          GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                        (g) Financial Instruments with Off-
                                            balance Sheet Risk

                                            In the normal course of business, JT
                                            executes, as an agent, transactions
                                            on behalf of customers. If the
                                            agency transactions do not settle
                                            because of failure to perform by
                                            either the customer or the
                                            counterpart, JT may be obligated to
                                            discharge the obligation of the
                                            nonperforming party and, as a
                                            result, may incur a loss if the
                                            market value of the security is
                                            different from the contract amount
                                            of the transactions.

                                            JT does not anticipate
                                            nonperformance by customers or
                                            counterparties in the above
                                            situation. JT's policy is to monitor
                                            its market exposure and counterpart
                                            risk. In addition, JT has a policy
                                            of reviewing, as considered
                                            necessary, the credit standing of
                                            each counterpart and customer with
                                            which it conducts business.

                                        (h) Litigation

                                            The Company is a defendant in
                                            various lawsuits which are in the
                                            early stages of discovery and
                                            therefore no conclusion can be made
                                            by legal counsel as to the outcome.
                                            It is the opinion of management that
                                            the outcome of the pending lawsuits
                                            will not materially affect the
                                            operations, cash flows or financial
                                            condition of the Company.



    8.   STOCKHOLDERS' EQUITY           (a) Public Offering

                                            In December 1994, the Company
                                            consummated its initial public
                                            offering ("IPO") of 507,926 units,
                                            including the underwriter's
                                            overallotment option, of its
                                            securities to the public for $7.00
                                            per unit. Each unit consisted of two
                                            shares of the Company's common stock
                                            and a warrant to purchase another
                                            share of common stock at $4.67 per
                                            share. Proceeds of the offering less
                                            underwriting discounts of
                                            approximately $278,000 were
                                            approximately $3,277,000. Expenses
                                            for the IPO totaled approximately
                                            $190,000, resulting in net proceeds
                                            to the Company of approximately
                                            $3,087,000.

                                            In connection with the IPO, the
                                            Company issued warrants to purchase
                                            50,783 units of common stock to the
                                            underwriter.

                                          GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                        (b) Warrants

                                            (i) 239,975 Class B warrants
                                                outstanding were originally
                                                issued in connection with a
                                                private placement financing that
                                                took place in fiscal 1994 and
                                                are held by the Company's
                                                warrantholders. Each warrant
                                                grants the holder the right to
                                                purchase one share of common
                                                stock at an exercise price of
                                                $3.13 per share and expires in
                                                September 2003.

                                           (ii) The remaining 507,926 and 50,783
                                                warrants outstanding consist of
                                                those issued to the public and
                                                the underwriter, respectively,
                                                in connection with the IPO. Each
                                                warrant issued to the public
                                                grants the holder the right to
                                                purchase one share of common
                                                stock at an exercise price of
                                                $4.67 and expires in September
                                                1997. The warrants issued to the
                                                underwriter grant the holder the
                                                right to purchase two shares of
                                                common stock and a warrant to
                                                purchase another share of common
                                                stock at a exercise price of
                                                $4.67 and expire in September
                                                1999. These warrants are to be
                                                registered in connection with
                                                the Company's outstanding
                                                Registration Statement with the
                                                SEC (Note 8(f)).

                                        (c) Stock Option Agreements and Stock
                                            Option Plan

                                            The Company has granted 695,000
                                            options to purchase shares of the
                                            Company's common stock to three
                                            individuals and two consultants. The
                                            vesting period of such options
                                            ranges from upon grant to 8.5 years
                                            from the date of grant. The options
                                            expire 3 - 14.5 years from the date
                                            of grant. Of these options, 571,000
                                            options were exercisable at June 30,
                                            1996.

                                            In September 1993, the Company's
                                            Board of Directors and Stockholders
                                            adopted the Company's Joint
                                            Incentive and Non-Qualified Stock
                                            Option Plan, (the "Option Plan").
                                            The Option Plan provides for the
                                            granting, at the discretion of the
                                            Board of Directors, of: (i) options
                                            that are intended to qualify as
                                            incentive stock options, within the
                                            meaning of Section 422 of the
                                            Internal Revenue Code of 1986, as
                                            amended, to employees and (ii)
                                            options not intended to so qualify
                                            to employees, officers and
                                            directors. The total number of
                                            shares of common stock for which
                                            options may be granted under the
                                            Option Plan is 816,000 shares.

                                          GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                            The number of shares granted, price,
                                            terms of exercise, and expiration
                                            dates are determined by the Board of
                                            Directors. The Plan will terminate
                                            in September 2003.

                                            At June 30, 1996, 697,002 options
                                            have been granted under the Option
                                            Plan. Of these options 511,335
                                            options are exercisable and 118,998
                                            options remain available for future
                                            grants under the Option Plan.

                                            The Company recorded compensation
                                            expense of $232,782 and $30,875 for
                                            the years ended June 30, 1996 and
                                            1995, respectively, in connection
                                            with the issuance of stock options.

                                            Changes in options and warrants
                                            outstanding are summarized as
                                            follows:

                                   Options                      Warrants
                       -----------------------------------------------------------
                            Shares     Exercise Price    Shares   Exercise Price
                       -----------------------------------------------------------
Balance, July 1, 1994      432,002      $2.60 - $3.65     599,975    $2.08 - $3.13
  Granted                  678,000      $2.32 - $5.20   * 558,709    $       $4.67
  Exercised                      -                  -    (360,000)   $        2.08
----------------------------------------------------------------------------------
Balance, June 30, 1995   1,110,002      $2.32 - $5.20     798,684    $3.13 - $4.67
  Cancelled                (63,000)     $        3.50           -       -        -
  Granted                  355,000      $1.75 - $5.13           -       -        -
  Exercised                (10,000)     $        2.32           -       -        -
----------------------------------------------------------------------------------
Balance, June 30, 1996   1,392,002      $1.75 - $5.20     798,684    $3.13 - $4.67
----------------------------------------------------------------------------------


                                            * Including 50,783 warrants issued
                                            to the underwriter which entitled
                                            the holder to two shares of the
                                            Company's common stock and a warrant
                                            to purchase another share of common
                                            stock.

                                          GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                        (d) Treasury Stock

                                            In December 1994, the Company
                                            acquired 20,000 shares of its common
                                            stock at a cost of $72,500.

                                            In January and July 1995, the Board
                                            of Directors resolved to accept
                                            85,930 and 11,034 shares,
                                            respectively, of the Company's
                                            common stock from four officers in
                                            lieu of repayment of certain loans
                                            due to the Company. The shares were
                                            valued at the approximate fair
                                            market value of $3.50 per share for
                                            an aggregate value of $339,375. Of
                                            the 96,964 shares, 85,930 were
                                            returned to treasury stock on August
                                            23, 1995. The remaining 11,034
                                            shares were returned to treasury
                                            stock on September 22, 1995.

                                            On January 19, 1996, the Board of
                                            Directors of the Company resolved to
                                            cancel and return all existing
                                            shares of the Company's treasury
                                            stock to authorized and unissued
                                            shares of common stock.

                                        (e) Stock Subscriptions and Accrued
                                            Interest Receivable

                                            Stock subscriptions receivable of
                                            $424,988 bear interest at a rate of
                                            9% per annum. For the years ended
                                            June 30, 1996 and 1995, the Company
                                            recognized interest income of
                                            $35,879 and $64,143, respectively.
                                            At June 30, 1996 accrued interest
                                            receivable was $22,433.

                                            The Company is holding in escrow all
                                            of the shares of its common stock
                                            related to the stock subscriptions
                                            receivable. The shares will be
                                            released when the stock
                                            subscriptions receivables are paid.

                                          GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                            The following is a schedule by year
                                            of principal payments to be
                                            received:


                                            Year Ending June 30,
                                            --------------------------------------
                                            1997                        $165,506

                                            1998                         125,232

                                            1999                          75,250

                                            2000                          59,000
                                            --------------------------------------
                                                                        $424,988
                                            --------------------------------------


                                        (f) Registration Statement on Form SB-2

                                            On May 8, 1996, the Company filed a
                                            Form SB-2, as amended, with the SEC
                                            relating to the offering of 507,926
                                            shares of common stock by the
                                            Company issuable upon exercise of
                                            all of the outstanding public
                                            redeemable warrants, 1,350,706
                                            shares of common stock by selling
                                            stockholders and 50,783 redeemable
                                            common stock purchase warrants by
                                            selling stockholders. The filing has
                                            not been declared effective and will
                                            be amended to incorporate the
                                            consolidated financial statements of
                                            the Company for the year ended June
                                            30, 1996.



    9.   RELATED PARTY                  (a) Investment in Partnership
         TRANSACTIONS

                                            In July, 1995, the Company, together
                                            with one of its officers and five
                                            individuals who are relatives of the
                                            officers of the Company formed ATM
                                            Partners, LP (the "Partnership").
                                            All investment transactions are
                                            executed through JT by the Chief
                                            Financial Officer of the Company. At
                                            June 30, 1996, the Company had a
                                            35.62% interest in the Partnership
                                            and recognized income of
                                            approximately $198,000 from the
                                            Partnership for the year then ended.

                                          GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                            The following are the condensed
                                            financial statements of
                                            the Partnership:

                                                              ATM Partners, LP
                                                               Balance Sheet

                                            June 30, 1996
                                            -------------------------------------------------
                                            ASSETS
                                            CURRENT:
                                            Marketable securities               $2,163,664
                                            -------------------------------------------------
                                                                                $2,163,664
                                            -------------------------------------------------

                                            LIABILITIES AND PARTNERS' CAPITAL
                                              CURRENT:
                                              Due to clearing broker            $  561,342
                                              Due to partner                        68,000
                                            -------------------------------------------------
                                            Total current liabilities              629,342
                                            Partners' capital                    1,534,322
                                            -------------------------------------------------
                                                                                $2,163,664
                                            -------------------------------------------------

                                                              ATM Partners, LP
                                                             Statement of Income

                                            Year Ended June 30, 1996
                                            -------------------------------------------------
                                            Realized gain on sale of marketable
                                              securities                        $  749,896
                                            Unrealized loss on marketable
                                              securities                             8,293
                                            Commission expense                     185,270
                                            -------------------------------------------------
                                            Net income                            $556,333
                                            -------------------------------------------------

                                                          Gilman & Ciocia, Inc.
                                                                AND SUBSIDIARIES

                                                   NOTES TO FINANCIAL STATEMENTS




                                        (b) Commissions Earned by Officers

                                            The Company's principle
                                            officers/stockholders act as
                                            registered representatives of the
                                            Broker and authorized agents of
                                            insurance carriers. During fiscal
                                            1996 and 1995, these individuals
                                            earned gross commissions of
                                            approximately $582,000 and $517,000,
                                            respectively, from sales of
                                            securities and insurance products,
                                            and paid the Company approximately
                                            $180,000 and $221,000 as
                                            reimbursement for client referrals,
                                            office space and clerical and
                                            secretarial support.

                                        (c) Sale of Options by Officers/
                                            Stockholders

                                            In November 1995, five executive
                                            officers sold options to purchase a
                                            total of 65,000 shares of the
                                            Company's common stock for $2.00 per
                                            option to Rummco, Ltd. ("Rummco"), a
                                            Cayman Islands company. In
                                            connection with such sale, the
                                            Company agreed to consent to such
                                            sale and register shares underlying
                                            such options in connection with the
                                            Company's Registration Statement on
                                            Form SB-2 (Note 8(f)). These options
                                            to purchase shares of common stock
                                            were subsequently sold to Rozel
                                            International Holding, Ltd.
                                            ("Rozel") for $4.50 per option, in
                                            an agreement dated June 10, 1996.
                                            Both Rummco and Rozel are
                                            independent of the Company.

                                        (d) Forgiveness of Indebtedness of
                                            Officers/Stockholders

                                            The four principal
                                            stockholders/officers were indebted
                                            to the Company under demand loans
                                            totalling $123,899. The loans were
                                            converted to notes receivable upon
                                            the Company's demand for repayment
                                            in March 1996, and then subsequently
                                            forgiven and charged to
                                            compensation.

                                                          Gilman & Ciocia, Inc.
                                                                AND SUBSIDIARIES

                                                   NOTES TO FINANCIAL STATEMENTS





    10.  SEGMENTS OF BUSINESS           The Company is a provider of income tax
                                        preparation and financial planning
                                        services to individuals and businesses
                                        in various states across the country.
                                        Direct mail services are provided
                                        primarily to businesses and individuals
                                        in the New York metropolitan area.

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                           The following presents financial
                                           information by segment for the years
                                           ended June 30, 1996 and 1995:

                                           Year Ended                   Tax           Financial
                                           June 30, 1996            Preparation       Planning     Direct Mail     Consolidated
                                         ----------------------------------------------------------------------------------------
                                           Revenues                  $8,147,986      $5,671,905     $2,689,786     $16,509,677
                                           Direct costs               3,922,751       3,052,737      2,429,177       9,404,665
                                           Depreciation and
                                             amortization               302,304         210,076         13,088         525,468
                                           General corporate
                                             expenses                         -               -              -       5,985,015
                                         ----------------------------------------------------------------------------------------
                                           Operating income          $3,922,931      $2,409,092     $  247,521     $   594,529
                                         ----------------------------------------------------------------------------------------
                                           Interest expense          $        -      $        -     $        -     $   107,111
                                         ----------------------------------------------------------------------------------------
                                           Identifiable assets       $5,519,630      $2,048,485     $  298,386     $ 7,866,501
                                         ----------------------------------------------------------------------------------------
                                           Capital expenditures      $  813,750      $        -     $   86,635     $   900,385
                                         ----------------------------------------------------------------------------------------


                                           Direct costs consist of
                                             the following:
                                               Direct mail costs     $1,682,108      $        -     $        -     $ 1,682,108
                                               Advertising            1,509,001       1,048,628         27,496       2,585,125
                                               Rent                     831,303         577,685         93,800       1,502,788
                                               Salaries               1,582,447       1,426,424        625,773       3,634,644
                                         -----------------------------------------------------------------------------------------
                                           Total direct costs        $3,922,751      $3,052,737     $2,429,177     $ 9,404,665
                                         -----------------------------------------------------------------------------------------


                                           Year Ended                   Tax          Financial
                                           June 30, 1995            Preparation       Planning                    Consolidated
                                         -----------------------------------------------------------------------------------------
                                           Revenues                  $6,657,620      $3,274,541                    $ 9,932,161
                                           Direct costs               3,106,057       1,435,170                      4,541,227
                                           Depreciation and
                                             amortization               142,468          70,171                        212,639
                                           General corporate
                                             expense                          -               -                      4,595,131
                                         -----------------------------------------------------------------------------------------
                                           Operating income          $3,409,095      $1,769,200                    $   583,164
                                         -----------------------------------------------------------------------------------------
                                           Interest expense          $        -      $        -                    $    91,359
                                         -----------------------------------------------------------------------------------------
                                           Identifiable assets       $5,226,071      $  867,389                    $ 6,093,460
                                         -----------------------------------------------------------------------------------------
                                           Capital expenditures      $  414,558      $  204,186                    $   618,744
                                         -----------------------------------------------------------------------------------------


                                           Direct costs consist
                                             of the
                                             following:
                                               Advertising           $1,370,269      $  674,909                    $ 2,045,178
                                               Rent                     611,419         301,146                        912,565
                                               Salaries               1,124,369         459,115                      1,583,484
                                         -----------------------------------------------------------------------------------------
                                           Total direct costs        $3,106,057      $1,435,170                    $ 4,541,227
                                         -----------------------------------------------------------------------------------------

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





   11.   TAXES ON INCOME                Provisions for income taxes in the
                                        consolidated financial statements
                                        consist of the following:


                                        Year Ended June 30,                       1996           1995
                                        ----------------------------------------------------------------
                                        Current:
                                          Federal                                $362,297      $118,038
                                          State and local                         123,935       267,992
                                        ----------------------------------------------------------------
                                            Total current                         486,232       386,030
                                        ----------------------------------------------------------------
                                        Deferred:
                                          Federal                                (103,483)            -
                                          State and local                         (30,102)            -
                                        ----------------------------------------------------------------
                                        Total deferred                           (133,585)            -
                                        ----------------------------------------------------------------
                                                                                 $352,647      $386,030
                                        ----------------------------------------------------------------



                                        Deferred tax assets consist of the
                                        following:


                                        June 30, 1996
                                        ----------------------------------------------------------------
                                        Compensation expense recognized for
                                          financial reporting purposes in
                                          connection with common stock option
                                          grants issued at below market value                  $ 60,000
                                        Book amortization of intangibles in
                                          excess of tax                                          53,000
                                        Provision for bad debts                                  22,000
                                        Provision for deferred rent liability                    22,000
                                        Book depreciation in excess of tax                      (23,415)
                                        ----------------------------------------------------------------
                                                                                               $133,585
                                        ----------------------------------------------------------------


                                        No valuation allowance has been
                                        established against the deferred tax
                                        assets because management believes that
                                        all of the deferred tax assets will be
                                        realized.

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                        A reconciliation of the Federal
                                        statutory rate to the provision for
                                        income taxes is as follows:




                                        Year Ended June 30,                           1996               1995
                                        ---------------------------------------------------------------------------------
                                        Federal income taxes computed at
                                           statutory rates                     $301,706      34.0%   $215,401      34.0%

                                        State and local taxes, net of
                                           Federal tax benefit                   44,225        5.0    176,875      27.9

                                        Other                                     6,716         .7     (6,246)     (1.0)
                                        ---------------------------------------------------------------------------------
                                                                               $352,647       39.7%  $386,030      60.9%
                                        ---------------------------------------------------------------------------------

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




   12.   STATEMENTS OF CASH
         FLOWS -
         SUPPLEMENTAL
         DISCLOSURES


                                   Year Ended June 30,                      1996                1995
                                 -------------------------------------------------------------------------
                                      Cash payments for:
                                         Interest                         $107,184            $ 78,402
                                         Income taxes                     $449,276            $543,890
                                 -------------------------------------------------------------------------
                                      Non-cash transactions:
                                         Deferred registration
                                           costs which were
                                           charged to
                                           additional paid-in
                                           capital upon the
                                           completion of the
                                           public offering in
                                           December 1995                  $       -           $186,245
                                         Issuance of common
                                           stock in exchange
                                           for stock
                                           subscriptions
                                           receivable                     $  40,000           $ 20,000
                                         Issuance of common
                                           stock subsequent to
                                           completion of the
                                           public offering in
                                           exchange for
                                           common stock
                                           subscriptions
                                           receivable                     $       -           $ 95,000

                                GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                         Receipt of 96,964
                                           shares of stock to
                                           treasury in lieu of
                                           repayment of
                                           officers' loans
                                           receivable                     $       -            $339,375
                                         Acquisition of
                                           Progressive                    $       -            $275,000
                                 ------------------------------------------------------------------------
                                         Acquisition of Gilbert           $       -            $108,231
                                         Acquisition of treasury
                                           stock and write-off
                                           of stock
                                           subscriptions
                                           receivable                     $  67,590            $      -
                                         Retirement of all
                                           outstanding treasury
                                           stock                          $ 479,465            $      -
                                 ------------------------------------------------------------------------

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





   13.   RESTATEMENTS               (a) Fiscal 1995 Financial
                                        Information

                                        The financial position and results of
                                        operations, as of June 30, 1995 and for
                                        the year then ended, have been restated
                                        to increase the Company's tax liability
                                        and provision by approximately $145,000
                                        to correctly reflect its liability as of that date.

                                    (b) Third Quarter Fiscal 1996 Financial
                                        Information

                                        The financial position and results of
                                        operations of the Company, as of March
                                        31, 1996, and for the quarter and nine
                                        months then ended, will be restated to
                                        reflect the SEC's disagreement with the
                                        accounting treatment for deferred
                                        advertising costs. As a result, the
                                        Company will recognize additional
                                        advertising expense of approximately
                                        $950,000 for the quarter and nine months ended March 31, 1996.



   14.   SUBSEQUENT EVENT               On July 30, 1996, the Company acquired a
                                        building to house one of its offices in
                                        North Babylon, NY for approximately
                                        $221,000.

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.                                Distribution
-------                              ------------

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

  10.4  [Omitted]

  10.5 Warrant Agreement dated October 31, 1993 between the Registrant and the Warrant Agent, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

  10.6  [Omitted]

  10.7 1993 Joint Incentive and Non-Qualified Stock Option Plan of the Registrant, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No.
        33-70640-NY

  10.8  [Omitted]

  10.9  [Omitted]

  10.10 Form of Lock-up letter executed by shareholders of the Registrant, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No.
        33-70640-NY

Exhibit
  No.                                Distribution
-------                              ------------

  10.11 Term-loan Promissory Note to State Bank of Long Island, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

  10.12   [Omitted]

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

  10.15 Agreement among Registrant and James Ciocia, Thomas Povinelli, Gary Besmer and Kathryn Travis regarding the repayment of advances, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

  10.16 Underwriting Agreement between the Registrant and Patterson Travis, Inc., incorporated by reference to exhibit number 1.1 in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

  10.17 Stock Purchase Agreement dated February 10, 1995 between Registrant and Steven Gilbert, incorporated by reference to exhibit 99.1 to the Company's Current Report on Form 8-K, dated February 10, 1995

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

  10.21 Letter Agreement dated April 26, 1995 between the Company and Steven Gilbert, incorporated by reference to exhibit 10.20 in the Company's quarterly report on form 10Q for the fiscal quarter ended March 31, 1995

  10.22 Joint Venture Agreement dated December 28, 1994 between Midwood Tax Service, Inc. and Registrant, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

Exhibit
  No.                                Distribution
-------                              ------------

  10.23 Promissory notes delivered by James Ciocia, Thomas Povinelli, Gary Besmer and Kathryn Travis in payment for cash value of life insurance policies held by Registrant on the lives of such officers, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

  10.24 Consulting Agreement dated October 9, 1995 between EuroMarket Advisory, Inc. and Registrant, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

  10.25 Investment Banking Agreement dated October 17, 1995 between Texas Capital Securities Inc. and Registrant, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

  10.26 Agreement dated November 1995 among Rummco, Ltd., five executive officers of Registrant, and Registrant in connection with the sale of stock options, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

  10.27 Lock-Up Release Letter by Patterson Travis, Inc. dated January 10, 1996, incorporated by reference to the like-numbered exhibit in the Amendment No.1 to Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

  10.28 Management Agreement dated April 10, 1995 between Dominick Riolo and Registrant in connection with the opening of a new office, incorporated by reference to the like-numbered exhibit in the Amendment No.1 to Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

  10.29 Management Agreement dated April 10, 1995 between Gregory Ferone and Registrant in connection with the opening of a new office, incorporated by reference to the like-numbered exhibit in the Amendment No.1 to Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

  10.30 Management Agreement dated April 10, 1995 between Armando Olivieri and Registrant in connection with the opening of a new office, incorporated by reference to the like-numbered exhibit in the Amendment No.1 to Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

  10.31 Independent Employment Contract dated December , 1993 between Abraham Dorfman and Registrant, incorporated by reference to the like-numbered exhibit in the Amendment No.1 to Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

  10.32 Form of Subscription Letter representing stock issuance's to individuals, incorporated by reference to the like-numbered exhibit in the Amendment No.1 to Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

  10.33 Independent Contractor's Agreement dated September 6, 1995 between Howard Wilkin and the Registrant, incorporated by reference to the like-numbered exhibit in the Amendment No.1 to Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

Exhibit
  No.                                Distribution
-------                              ------------

  10.34 Independent Contractor's Agreement dated September 6, 1995 between Alfred Schepis and the Registrant, incorporated by reference to the like-numbered exhibit in the Amendment No.1 to Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

  10.35 Independent Contractor's Agreement dated September 6, 1995 between Armando Olivieri and the Registrant, incorporated by reference to the like-numbered exhibit in the Amendment No.1 to Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

  21 List of Subsidiaries, incorporated by reference to Exhibit 21 in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995.