Form 10QSB
period 1996-09-30
GILMAN & CIOCIA INC
filed 1996-11-20
CIK 914142

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
   X    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED 09/30/96

        TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES ______ EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission file number 000-22996

                              GILMAN & CIOCIA, INC.
                 (Name of small business issuer in its charter)

         Delaware                                      11-2587324
-------------------------                      -------------------------
( State of jurisdiction                            ( I.R.S. Employer
  of incorporation or                              Identification No.)
  organization)

475 Northern Boulevard, Great Neck, NY               11021
(Address of principal executive offices)           (Zip Code)

                                 (516) 482-4860
                   ------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes       X                             No       _______
     ------------

         State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of November 12, 1996, 5,560,582 shares of the issuer's common equity were outstanding.

                                     PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
                                                                                Page
Consolidated Balance Sheets as of  September 30, 1996 and
June 30, 1996                                                                   F-1 -  F-2

Consolidated Statements of Operations for the three months
ended September 30, 1996 and 1995                                               F-3

Consolidated Statements of Stockholders' Equity for the three months
ended September 30, 1996 and 1995                                               F-4

Consolidated Statements of Cash Flows for the three months ended
September 30, 1996 and 1995                                                     F-5 - F-6


Notes to Consolidated Financial Statements                                      F-7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         The Company's revenues for the three months ended September 30, 1996 increased 42.9% to $2,157,129 as compared to $1,509,211 for the three months ended September 30, 1995. The increase in revenues for the three months ended September 30, 1996 is primarily attributable to the opening of forty-four new offices in January 1996, the continued growth of existing offices and increased financial planning revenues which are not confined to the Company's traditional tax return preparation "season". The total revenues for the three months ended September 30, 1996 consist of $231,322 for tax preparation, $1,368,421 for financial planning services and $557,386 for direct mailing services. Total revenue for the three months ended September 30, 1995 consist of $176,943 for tax preparation, $1,164,226 for financial planning services and $168,042 for direct mailing services.

         The Company's operating expenses for the three months ended September 30, 1996 increased 88.7% to $3,020,391 as compared to $1,600,649 for the three months ended September 30, 1995. The increase in the Company's operating expenses is primarily attributable to increased rent of $181,516, additional salaries and commissions of $249,169, increased depreciation and amortization expense of $91,413, increased general and administrative expenses of $341,177 and direct mail costs of $424,210. These increases resulted primarily from recurring expenses related to the opening of forty-four new offices in January

1996, normal increases in business at the company's existing offices and the establishment and operations of the Company's direct mailing division. The increase in salaries and commissions is due to increased financial planning activities as well as $144,773 in salaries for the direct mailing division. The increase in depreciation and amortization is due primarily to acquisitions of fixed assets of approximately $270,000 and intangibles of approximately $169,000.

         The decrease in other income of $232,165 or 156.4% is primarily due to the decrease of approximately $136,000 in income from the Company's investment in partnership and a decrease of approximately $65,000 in realized gains on the sale of marketable securities.

         The Company's loss before provision for income taxes for the three months ended September 30, 1996 is $946,951 as compared to income before provision for income taxes of $57,038 for the three months ended September 30, 1995. The decrease of $1,003,989 is primarily due to decreases in reimbursement from financial planner and income from investment in partnership of approximately $125,000 and $136,000, respectively, as well as increases in rent, salaries and commissions and depreciation and amortization totaling approximately $522,000 which is primarily attributable to the company's expansion at January 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flow used in operating activities increased approximately $301,000 to $437,227 from $136,253 for the three months ended September 30, 1996 and 1995, respectively. The increase is primarily due to a increase in net loss plus non-cash adjustments of approximately $263,000, an increase in accounts receivable and prepaid expenses and other current assets of approximately $338,000 and $360,000, respectively, and a decrease in accounts payable of approximately $782,000 as a result of the Company's expansion. The decrease in net loss plus non-cash adjustments is primarily comprised of increased compensation expense of approximately $40,000 recognized in connection with amortization of advances to financial planners and approximately $59,000 recognized in connection with the forgiveness of an officer's loan, increased depreciation and amortization expense of approximately $89,000 as a result of capital expenditures of approximately $270,000 and the acquisition of intangibles of approximately $169,000 and an increase in net loss of approximately $614,000 resulting from the Company's expansion.

         Net cash used in investing activities was $247,826 and net cash provided by investing activities of $1,629,650 for the three months ended September 30, 1996 and 1995, respectively. The decrease of approximately $1,877,476 is primarily due to proceeds of approximately $2,160,000 from the sale of marketable securities and increases in capital expenditures of approximately $232,000 and proceeds from related party transactions of approximately $218,000.

         Net cash used in financing activities increased by $227,083 to $276,281 from $49,198 due to increased payments of bank loan transactions of approximately $514,000 offset by proceeds from bank loan transactions and notes payable of approximately $250,000.


                                     PART II

ITEM 6. EXHIBITS; LISTS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1 Registrant's Articles of Incorporation, as amended, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         3.2 Registrant's by-laws, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         4.1 Form of Class A Warrant delivered to Bridge Loan lenders, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         4.2 Form of Class B Warrant delivered to Bridge Loan lenders, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         4.3 Form of Redeemable Warrant included in Units, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70604-NY

         4.4 Form of Purchase Option for Underwriter's Warrants, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70604-NY


         (b)   Reports on Form 8-K

         The Company filed a current report on Form 8-K dated July 2, 1996 disclosing a change in its accountants.

                                    SIGNATURE

         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 19, 1996

GILMAN & CIOCIA, INC.




By
--------------------
Ralph V. Esposito
Chief Financial Officer

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                           SEPTEMBER 30,        JUNE 30,
                                                               1996              1996
                                                               ----              ----
                                                            (UNAUDITED)
CURRENT ASSETS:
     CASH                                                   $1,260,461       $2,221,795
     ACCOUNTS RECEIVABLE, NET                                  773,091          976,686
     RECEIVABLE FROM RELATED PARTIES, CURRENT PORTION          215,636          403,545
     PREPAID INCOME TAXES                                      280,743              ---
     PREPAID EXPENSES AND OTHER CURRENT ASSETS                  79,003          100,866
                                                            ----------       ----------
           TOTAL CURRENT ASSETS                              2,608,934        3,702,892
                                                            ----------       ----------

PROPERTY & EQUIPMENT, NET                                    1,671,783        1,501,701
                                                            ----------       ----------

OTHER ASSETS:
     INTANGIBLE ASSETS, NET                                  1,136,060        1,030,820
     INVESTMENT IN PARTNERSHIP                                 553,938          646,525
     ADVANCES AND NOTES RECEIVABLE FROM FINANCIAL
           PLANNERS                                            438,310          501,531
     SECURITY DEPOSITS                                         215,650          209,852
     RECEIVABLES FROM RELATED PARTIES, NET OF CURRENT
           PORTION                                              77,928          139,595
     DEFERRED TAX ASSETS                                       191,002          133,585
                                                            ----------       ----------
          TOTAL OTHER ASSETS                                 2,612,888        2,661,908
                                                            ----------       ----------

TOTAL ASSETS                                                $6,893,605       $7,866,501
                                                            ==========       ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY





                                                              SEPTEMBER 30,         JUNE 30,
                                                                  1996               1996
                                                                  ----               ----
                                                               (UNAUDITED)
CURRENT LIABILITIES:
     SHORT-TERM BORROWINGS                                    $   138,887        $   680,556
     ACCOUNTS PAYABLE                                              49,223            291,554
     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES               464,513            395,450
     NOTES PAYABLE-OTHER                                          121,928                ---
                                                              -----------        -----------
         TOTAL CURRENT LIABILITIES                                774,551          1,367,560
                                                              -----------        -----------

     NOTE PAYABLE - BANK, NET OF CURRENT PORTION                  150,000                ---
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     PREFERRED STOCK - $.001 PAR VALUE
        AUTHORIZED - 100,000 SHARES
        ISSUED AND OUTSTANDING - NONE
     COMMON STOCK - $.01 PAR VALUE
        AUTHORIZED - 9,000,000 SHARES
        ISSUED AND OUTSTANDING -5,550,582
            SHARES                                                 55,505             55,505
     PAID IN CAPITAL                                            6,213,810          6,184,075
     RETAINED EARNINGS                                            148,671            717,375
                                                              -----------        -----------
                                                                6,417,986          6,956,955
STOCK SUBSCRIPTIONS AND ACCRUED INTEREST
         RECEIVABLE                                              (448,932)          (458,014)
               TOTAL STOCKHOLDERS' EQUITY                       5,969,054          6,498,941
                                                              -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 6,893,605        $ 7,866,501
                                                              -----------        ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                                For the Three Months Ended
                                                                       SEPTEMBER 30,
                                                                   1996             1995
                                                              ------------------------------
 REVENUES:
        TAX PREPARATION FEES                                  $   231,322        $   176,943
        FINANCIAL PLANNING SERVICES                             1,368,421          1,164,226
        DIRECT MAIL SERVICES                                      557,386            168,042
                                                              -----------        -----------
                   TOTAL REVENUES                               2,157,129          1,509,211
                                                              -----------        -----------

OPERATING EXPENSES:
          SALARIES & COMMISSIONS                                1,105,751            856,582
          GENERAL AND ADMINISTRATIVE EXPENSES                     840,108            498,931
          DIRECT MAIL COSTS                                       424,210                ---
          RENT                                                    462,783            281,267
          DEPRECIATION & AMORTIZATION                             164,976             73,563
          REIMBURSEMENT OF FINANCIAL PLANNING EXPENSE                 ---           (125,000)
          ADVERTISING                                              22,563             15,306
                                                              -----------        -----------
                   TOTAL OPERATING EXPENSES                     3,020,391          1,600,649

OPERATING LOSS                                                   (863,262)           (91,438)

OTHER INCOME (EXPENSES)                                           (83,689)           148,476

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                  (946,951)            57,038

PROVISION (CREDIT) FOR INCOME TAXES                              (378,247)            12,252

NET INCOME (LOSS)                                              $ (568,704)       $    44,786

NET INCOME (LOSS) PER SHARE                                    $    ( .10)       $       .01

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES:           5,550,582          5,635,213
                                                              ===========        ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                                                                                   STOCK
                                                                                SUBSCRIPTIONS                          TOTAL STOCK-
                                      COMMON STOCK       PAID-IN    RETAINED     AND ACCRUED     TREASURY STOCK       HOLDERS'
                                  SHARES     AMOUNT      CAPITAL    EARNINGS      INTEREST     SHARES      AMOUNT     EQUITY
                                                                                 RECEIVABLE
                                 --------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED
     SEPTEMBER 30, 1996

BALANCE AT JULY 1,  1996         5,550,582  $ 55,505   $6,184,075    $ 717,375  $(458,014)    ---           ---         $6,498,941

REPAYMENTS OF STOCK
    SUBSCRIPTIONS                      ---       ---          ---           ---    19,387     ---           ---             19,387

COMPENSATION RECOGNIZED IN
   CONNECTION WITH THE
   ISSUANCE OF STOCK OPTIONS           ---       ---       29,735           ---       ---     ---           ---             29,735

ACCRUED INTEREST INCOME                ---       ---                        ---   (10,305)    ---           ---            (10,305)

NET LOSS                               ---       ---          ---    (568,704)        ---     ---           ---           (568,704)

                                 --------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1996    5,550,582  $ 55,505   $6,213,810     $148,671  $(448,932)       0           0          $5,969,054
                                 ==================================================================================================

FOR THE THREE MONTHS ENDED
    SEPTEMBER 30,1995

BALANCE AT JULY 1, 1995          5,634,864  $ 56,348   $5,815,194     $805,403  ($773,980)       116,964    ($411,875)  $5,491,090

REPAYMENTS OF STOCK
    SUBSCRIPTIONS                      ---       ---          ---          ---     36,684            ---          ---       36,684

ISSUANCE OF COMMON STOCK             1,429        14        5,523          ---         ---           ---          ---        5,537

ACCRUED INTEREST INCOME                ---       ---          ---          ---    (14,006)           ---          ---      (14,006)

NET INCOME                             ---       ---          ---       44,786         ---           ---          ---       44,786

                                 --------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1995    5,636,293   $56,362   $5,820,717     $850,189  $(751,302)       116,964    $(411,875)  $5,564,091
                                 ==================================================================================================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               THREE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                          ------------------------------
                                                                              1996              1995
                                                                          ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                                                         $  (568,704)       $    44,786
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES:
COMPENSATION EXPENSE RECOGNIZED IN CONNECTION WITH THE
    ISSUANCE OF STOCK OPTIONS                                                  29,735              5,537
DEPRECIATION AND AMORTIZATION                                                 162,964             73,563
LOSS FROM INVESTMENT IN PARTNERSHIP                                            92,587                ---
INCREASE IN DEFERRED TAX ASSETS                                               (57,417)               ---
COMPENSATION EXPENSE RECOGNIZED IN CONNECTION WITH THE
   FORGIVENESS OF OFFICER'S LOAN                                               59,116                ---
GAIN ON SALE OF MARKETABLE SECURITIES                                             ---             16,216
EXPENSE REIMBURSEMENT FOR FINANCIAL PLANNING                                      ---           (125,000)
COMPENSATION EXPENSE RECOGNIZED IN CONNECTION WITH AMORTIZATION
   OF ADVANCES TO FINANCIAL PLANNERS                                           40,407                ---
INTEREST ON STOCK SUBSCRIPTIONS                                               (10,305)            (3,572)
(INCREASE) DECREASE IN:
   ACCOUNTS RECEIVABLE                                                        203,595           (134,032)
   ADVANCES TO FINANCIAL PLANNERS                                              22,814                ---
   SECURITY DEPOSITS                                                           (5,798)           (29,938)
   PREPAID EXPENSES AND OTHER CURRENT ASSETS                                  302,606            (57,102)
INCREASE (DECREASE) IN:
   ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES          (708,827)            73,289
                                                                          ------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                        (437,227)          (136,253)
                                                                          ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

CAPITAL EXPENDITURES                                                         (269,759)           (37,431)
PURCHASE OF MARKETABLE SECURITIES                                                 ---                ---
PROCEEDS FROM SALE OF  MARKETABLE SECURITIES                                      ---          2,160,413
ACQUISITION OF INTANGIBLE ASSETS                                             (168,515)          (146,500)
INVESTMENT IN PARTNERSHIP                                                         ---           (348,360)
PROCEEDS FROM RELATED PARTY TRANSACTIONS                                      219,448              1,528
PAYMENT TO RELATED PARTIES                                                    (29,000)               ---
                                                                          ------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          (247,826)         1,629,650
                                                                          ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

PROCEEDS FROM BANK LOAN TRANSACTIONS                                          150,000            (47,670)
PAYMENTS OF BANK LOAN TRANSACTIONS                                           (541,669)           (27,778)
PAYMENT OF NOTE PAYABLE                                                        (3,998)               ---
PROCEEDS FROM NOTE PAYABLE                                                    100,000                ---
PROCEEDS FROM ST0CK SUBSCRIPTIONS                                              19,386             26,250
                                                                          ------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                        (276,281)           (49,198)
                                                                          ------------------------------

NET INCREASE (DECREASE) IN CASH                                              (961,334)         1,444,199

CASH AT BEGINNING OF  PERIOD                                                2,221,795          1,335,762
                                                                          ------------------------------

CASH AT END OF  PERIOD                                                    $ 1,260,461        $ 2,779,961
                                                                          ------------------------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        THREE  MONTHS ENDED
                                                            SEPTEMBER 30,
                                                           --------------
                                                          1996          1995
                                                        -----------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 CASH PAYMENTS FOR THE PERIOD:
          INTEREST                                      $ 16,937       $  5,138
                                                        ========       ========

          INCOME TAXES                                  $ 22,515       $122,034
                                                        ========       ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              GILMAN + CIOCIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1996
                                   (Unaudited)


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

         The consolidated financial statements include the accounts of Gilman + Ciocia, Inc. and its three wholly-owned subsidiaries, JT Securities,Inc, BT Telemarketing, Inc. and Gilbert Financial Services, Inc., and have been prepared as if the entities had operated as a single consolidated group since their respective dates of incorporation. All intercompany balances and transactions have been eliminated.

         The consolidated financial statements and related notes thereto as of September 30, 1996 and for the three months ended September 30, 1996 and 1995 are presented as unaudited but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring accruals. The consolidated balance sheet information for June 30, 1996 was derived from the audited financial statements included in the Company's Form 10-KSB. These interim financial statements should be read in conjunction with that report. These interim financial statements are not necessarily indicative of the results for any future periods.

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.