Form 10QSB/A
period 1996-09-30
GILMAN & CIOCIA INC
filed 1997-02-13
CIK 914142

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
  X      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED 09/30/96
-----

         TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
-----

FOR THE TRANSITION PERIOD FROM          TO
                               --------    --------

Commission file number 000-22996

                              GILMAN & CIOCIA, INC.
                 (Name of small business issuer in its charter)

         Delaware                                             11-2587324
 (State of jurisdiction                                    (I.R.S. Employer
  of incorporation or                                     Identification No.)
      organization)

475 Northern Boulevard, Great Neck, NY                          11021
(Address of principal executive offices)                      (Zip Code)

                                 (516) 482-4860
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes       X         No
        -----          -----

         State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of November 12, 1996, 5,560,582 shares of the issuer's common equity were outstanding.

                                     PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.
                                                                         Page
                                                                         ----
Consolidated Balance Sheets as of September 30, 1996 and
June 30, 1996                                                         F-1 - F-2

Consolidated Statements of Operations for the three-months
ended September 30, 1996 and 1995                                     F-3

Consolidated Statements of Stockholders' Equity for the three months
ended September 30, 1996 and 1995                                     F-4

Consolidated Statements of Cash Flows for the three months ended
September 30, 1996 and 1995                                           F-5 - F-6

Notes to Consolidated Financial Statements                            F-7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

PLAN OF OPERATION

         Over the past two fiscal years, the Company opened 66 new offices which represents 56% of all offices at June 30, 1996. The Company plans to continue its expansion and open new offices during the next year (although no specific target has been set), recruit successful financial planners and acquire existing tax preparation practices. The Company anticipates funding this growth through operating profits and use of its short-term line of credit but anticipates the availability of additional funds through the exercise of outstanding options and warrants because the sale and/or resale of the common stock underlying such securities is currently being registered pursuant to this registration. However, there can be no assurance that the offering will be consummated or that any of such options or warrants will be exercised.

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

                  During the Company's 1996 fiscal year, the Company commenced operations of a direct mail division in order to control the substantial costs of advertising its many offices. The Company believes that the direct mail division will eventually result in lower advertising costs on per-office basis, as the Company takes advantage of economies of scale. The Company intends for its direct mail division to operate as an independent division and solicit its own customers for its direct mail services.

         No events or transactions have occurred subsequent to September 30, 1996, and the Company is not aware of any material trend, that would materially affect an investor's understanding of the Company's financial condition or its results of operations.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 COMPARED.

         The Company's revenues for the three months ended September 30, 1996 were $2,159,800 as compared to revenues of $1,828,404 for the comparable period of the prior year. The increase in revenues of 18.1% for the quarter ended September 30, 1996 from the comparable period of the prior year is attributable to the opening of forty-four new offices (the "1996 New Offices") in January 1996 (which generated tax preparation revenues that contributed approximately $43,000 of the increase in tax preparation revenues in the quarter ended September 30, 1996) and to the existing offices (which accounted for $14,500 of additional tax preparation revenues), increased financial planning revenues of approximately $204,000 (which was primarily generated in the pre-1996 offices), and increased revenues of approximately $70,000 from the direct mail division.

         The Company's total revenues for the quarter ended September 30, 1996 consist of $233,943 for tax preparation services, $1,368,421 for financial planning services, and $557,386 for direct mail services. The Company's total revenues for its quarter ended September 30, 1995 consist of $176,943 for tax preparation services, $1,164,226 for financial planning services and $487,235 for direct mail division.

         The increase in the Company's financial planning revenues for the quarter ended September 30, 1996 compared to the prior year's first quarter of approximately 17.5% was substantially the same as the Company's overall 18.1% growth in revenues between the two periods. The increase in such financial planning revenues is attributable to the integration of 15 additional financial planners, a $50,000 increase in revenues attributable to Gilbert Financial in the quarter ended September 30, 1996 over revenues attributable to Gilbert Financial in the comparable quarter of the prior year, and ordinary growth in the Company's operations.


         Despite an increase of only 18.1% in revenues, the Company's operating expenses primarily increased by approximately $1,121,000 or 58.4% as a result of the 1996 New Offices and the seasonality of the Company's business. Offices opened in January generally do not generate significant financial planning revenues during the same calendar year. The 44 1996 New Offices represented approximately a 50% increase in offices, however, these offices, while contributing comparatively little to the Company's financial planning revenues (the source of the vast majority of revenues for the quarter ended September 30th), contributed significantly to operating expenses. Other reasons for such a large percentage increase in expenses as compared to such percentage increase in revenues are: the expansion of the Company's direct mail services, which resulted in increased costs of approximately $108,000; the absence of a one-time $125,000 cost reimbursement by a financial planner; and other increases in general and administrative expenses related to efforts to expand office practices such as telemarketing.

         The Company's operating expenses for the quarter ended September 30, 1996 were $3,041,294 as compared to operating expenses of $1,919,842 for the comparable period of the prior year. The 58.4% increase in the Company's operating expenses for its quarter ended September 30, 1996 from the comparable period of the prior year was attributable to $464,848 in salaries and commissions; $197,733 in general and administrative expenses; $40,504 for direct mail costs; $187,000 for rent; $99,000 for depreciation and amortization and $125,000 as a result of the Company having not received a reimbursement of financial planning expenses in the three months ended September 30, 1996.

         The increase in operating expenses of approximately $1,121,000 is attributed as follows: $325,000 to the 1996 New Offices; $108,000 to Progressive (includes overall costs, most of which is due to costs incurred for Progressive services to third parties); $563,000 to pre-1996 Offices and $125,000 increase as a result of the Company having not received a reimbursement of financial planning expenses in the three months ended September 30, 1996.

         The increase in salaries and commissions is due to increased salaries and commissions for the personnel working at the 1996 New Offices of approximately $47,000, increased salaries and commissions for personnel working at existing offices of approximately $361,000 (the increase in salaries and commissions at existing offices being the result primarily of increased financial planning activities because of increased investments by clients that resulted in increased commissions and approximately $30,000 related to the amortization of advances to financial planners made when they joined the Company), and approximately $57,000 in salaries for increased personnel working in the direct mailing division (which expanded its operations from the quarter ended September 30, 1995, the first quarter in which the Company operated a direct mail division).

         The increase of approximately $198,000 in general and administrative expenses is primarily due to increases of approximately: $56,000 in telephone, $32,000 in repairs and maintenance, $17,000 in utilities, $13,000 in insurance, $32,000 in professional fees incurred in connection with the Company's registration related to this prospectus, and

$25,000 recorded as a general provision for bad debts. Approximately $106,000 of the increase is directly attributable to the 1996 New Offices, $80,000 to the pre-existing offices related to normal cost increases required to support expanded operations at existing offices and $10,000 to the Company's direct mail division.

         The 134% increase in depreciation and amortization (approximately $38,000 for the 1996 New Offices and $61,000 for existing offices) is due primarily to acquisitions of fixed assets and intangibles made during the Company's last two fiscal years plus the $270,000 made in the first quarter of the Company's 1997 fiscal year. The increase in rent is due to the 1996 New Offices in the amount of approximately $132,000 and to normal increases of approximately $55,000 in rent for existing offices.

         The increase in direct mail costs is primarily the result of costs incurred for Progressive services to third parties. The Company plans to continue utilizing Progressive to meet its mailing demands for its own offices, but at the same time, expand its clientele of independent third parties.

         The decrease in other income of $232,165 or 156.4% is primarily due to the decrease of approximately $136,000 in income from the Company's investment in partnership (such partnership, a private investment partnership that invests in fluctuating marketable securities, and in which the Company has invested certain available funds, experienced a decline in its portfolio value during the quarter ended September 30, 1996 as compared to appreciation in the comparable quarter of the prior year) and a decrease of approximately $65,000 in realized gains on the sale of marketable securities.

         The Company's loss before credit for income taxes for the three months ended September 30, 1996 is $965,183 as compared to income before provision for income taxes of $57,038 for the three months ended September 30, 1995. The increased loss is attributable to three factors. First, the opening of the 1996 New Offices in January primarily generates revenues from tax preparation services because the Company typically needs six to twelve months from the time a new office begins operations before the office begins to generate revenues from financial planning services. Consequently, the 1996 New Offices will not show any significant financial planning revenue in the quarter ended in September 30. Therefore, the 1996 New Offices opened in January 1996 aggravated the Company's seasonal revenue trough for the quarter ended September 30. Second, the Company's operating costs of existing offices increased due to normal cost increases. Third, the decrease of other income of approximately $232,000 (as discussed above) accounts for 23% of the decrease in income before provision for income taxes from the prior quarter.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flows used in operating activities increased approximately $2,415,000 to $433,780 for the three months ended September 30, 1996 from the $1,980,826 provided by operations for the three months ended September 30, 1995. The increase is primarily due to an increase in net loss plus non-cash adjustments of approximately $282,000, the proceeds from the sale of marketable securities of $2,160,000 (which occurred during the quarter ended September 30, 1995 as the Company liquidated its portfolio to finance its 1996 expansion), and a decrease in the increase in accounts receivable, prepaid expenses and other current assets of approximately $86,000. The increase in net loss plus non-cash adjustments is primarily comprised of increased depreciation and amortization expense of approximately $96,000 and an increase in net loss of approximately $632,000, both resulting from the Company's expansion.

         Net cash used in investing activities was $246,921 and $535,099 for the three months ended September 30, 1996 and 1995, respectively. The decrease of approximately $288,000 is primarily due to increases in capital expenditures of approximately $233,000 (due to the purchase of a building), offset by increased proceeds from the repayment of related party loans of approximately $216,000 and no additional investment in the limited partnership in the first quarter of the Company's 1997 fiscal year.

         Net cash used in financing activities increased by $227,019 to $278,547 from $1,528 due to increased payments of bank loan transactions of approximately $514,000 offset by proceeds from bank loan transactions and notes payable of approximately $250,000.

         The Company has two credit facilities with a bank. The first facility is a line of credit for up to $2,500,000 which expires on October 31, 1997. Borrowings under this line are in the form of short-term notes with interest charged monthly at the bank's prime lending rate plus 1 1/2%. At September 30, 1996, the Company had an outstanding principal balance of $150,000.

         The second credit facility is an installment note in the principal amount of $1,000,000. The note is payable in 36 equal monthly installments of approximately $28,000, plus interest at the bank's prime lending rate plus
1 3/4%. The final installment is due December, 1999. At September 30, 1996, the note had an outstanding principal balance amounting to $138,887.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In March, 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting For the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of", which is effective for fiscal years beginning after December 15, 1995. The Company's adoption of SFAS No. 121 as of July 1, 1996, did not have a material impact on its results of operations, financial position or cash flows.

         In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which is effective for transactions entered into for fiscal years that begin after December 15, 1995. SFAS No. 123 establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company's adoption of the employee stock-based compensation provisions of SFAS No. 123 as of July 1, 1996 will require disclosure of the pro forma net income and pro forma net income per share amounts assuming the fair value method was adopted July 1, 1995. The adoption of this standard will not impact the Company's consolidated results of operations, financial position or cash flows.

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


Dated: February 11, 1997

GILMAN & CIOCIA, INC.




By /s/ Thomas Povinelli
-----------------------
Thomas Povinelli
Chief Financial Officer

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                           SEPTEMBER 30,      JUNE 30,
                                                               1996             1996
                                                               ----             ----
                                                            (UNAUDITED)
CURRENT ASSETS:
     CASH & CASH EQUIVALENTS                                $1,262,547       $2,221,795
     ACCOUNTS RECEIVABLE, NET                                  773,091          976,686
     RECEIVABLE FROM RELATED PARTIES, CURRENT PORTION          274,752          403,545
     PREPAID EXPENSES AND OTHER CURRENT ASSETS                 359,746          100,866
                                                            ----------       ----------
          TOTAL CURRENT ASSETS                               2,670,136        3,702,892
                                                            ----------       ----------

PROPERTY & EQUIPMENT, NET                                    1,672,528        1,501,701
                                                            ----------       ----------

OTHER ASSETS:
     INTANGIBLE ASSETS, NET                                  1,126,910        1,030,820
     INVESTMENT IN PARTNERSHIP                                 553,938          646,525
     ADVANCES AND NOTES RECEIVABLE FROM FINANCIAL
           PLANNERS                                            438,310          501,531
     SECURITY DEPOSITS                                         217,400          209,852
     RECEIVABLES FROM RELATED PARTIES, NET OF CURRENT
           PORTION                                              77,928          139,595
     DEFERRED TAX ASSETS                                       191,002          133,585
                                                            ----------       ----------
          TOTAL OTHER ASSETS                                 2,605,488        2,661,908
                                                            ----------       ----------

TOTAL ASSETS                                                $6,948,152       $7,866,501
                                                            ==========       ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                         SEPTEMBER 30,         JUNE 30,
                                                             1996                1996
                                                             ----                ----
                                                          (UNAUDITED)
CURRENT LIABILITIES:
     SHORT-TERM BORROWINGS                                $   288,887        $   680,556
     ACCOUNTS PAYABLE                                          49,223            291,554
     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES           537,454            395,450
     NOTE PAYABLE-OTHER                                       121,928                  0
                                                          -----------        -----------
         TOTAL CURRENT LIABILITIES                            997,492          1,367,560
                                                          -----------        -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     PREFERRED STOCK - $.001 PAR VALUE
        AUTHORIZED - 100,000 SHARES
        ISSUED - NONE
     COMMON STOCK - $.01 PAR VALUE
        AUTHORIZED - 9,000,000 SHARES
        ISSUED AND OUTSTANDING -5,550,582 and
          5,550,582 SHARES RESPECTIVELY                        55,505             55,505
     PAID IN CAPITAL                                        6,213,810          6,184,075
     RETAINED EARNINGS                                        130,277            717,375
                                                          -----------        -----------
                                                            6,399,592          6,956,955
STOCK SUBSCRIPTIONS AND ACCRUED INTEREST
         RECEIVABLE                                          (448,932)          (458,014)
                                                          -----------        -----------
               TOTAL STOCKHOLDERS' EQUITY                   5,950,660          6,498,941
                                                          -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 6,948,152        $ 7,866,501
                                                          ===========        ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  For the Three Months
                                                                         Ended
                                                                      SEPTEMBER 30,
                                                                  1996             1995
                                                              -----------      -----------
 REVENUES:
        TAX PREPARATION FEES                                  $   233,993      $   176,943
        FINANCIAL PLANNING SERVICES                             1,368,421        1,164,226
        DIRECT MAIL SERVICES                                      557,386          487,235
                                                              -----------      -----------
                   TOTAL REVENUES                               2,159,800        1,828,404
                                                              -----------      -----------

OPERATING EXPENSES:
          SALARIES & COMMISSIONS                                1,301,430          836,582
          GENERAL AND ADMINISTRATIVE EXPENSES                     697,151          499,418
          ADVERTISING                                              22,694           15,306
          DIRECT MAIL COSTS                                       379,210          338,706
          RENT                                                    468,333          281,267
          DEPRECIATION & AMORTIZATION                             172,476           73,563
          REIMBURSEMENT OF FINANCIAL PLANNING EXPENSE                   0         (125,000)
                                                              -----------      -----------

                   TOTAL OPERATING EXPENSES                     3,041,294        1,919,842
                                                              -----------      -----------

OPERATING LOSS                                                   (881,494)         (91,438)
                                                              -----------      -----------

OTHER INCOME (EXPENSES):
         INCOME (LOSS) FROM INVESTMENT IN PARTNERSHIP             (92,587)          43,334
         INTEREST INCOME                                           20,915           39,038
         INTEREST EXPENSE                                         (16,937)          (5,138)
         RENT INCOME                                                4,920            6,579
         UNREALIZED GAIN ON SALE OF MARKETABLE SECURITIES               0           64,663
                                                              -----------      -----------
OTHER INCOME (EXPENSES)                                           (83,689)         148,476
                                                              -----------      -----------

INCOME (LOSS) BEFORE PROVISION (CREDIT) FOR INCOME TAXES         (965,183)          57,038

PROVISION (CREDIT) FOR INCOME TAXES                              (378,085)          12,252
                                                              -----------      -----------

NET INCOME (LOSS)                                             $  (587,098)     $    44,786
                                                              ===========      ===========

NET INCOME (LOSS) PER SHARE                                   $      (.11)     $       .01
                                                              ===========      ===========

WEIGHTED AVERAGE COMMON AND COMMON
          EQUIVALENT SHARES:
                        Primary                                 5,550,582        5,635,213
                                                              ===========      ===========
                        Fully Diluted                           5,550,582        5,635,213
                                                              ===========      ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                     STOCK
                                                                                 SUBSCRIPTIONS                        TOTAL STOCK-
                                         COMMON STOCK       PAID-IN    RETAINED   AND ACCRUED      TREASURY STOCK       HOLDERS'
                                     SHARES     AMOUNT      CAPITAL    EARNINGS    INTEREST      SHARES      AMOUNT      EQUITY
                                                                                  RECEIVABLE
                                   -----------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED
  SEPTEMBER 30, 1996

BALANCE AT JULY 1, 1996            5,550,582  $  55,505   $6,184,075  $ 717,375   $(458,014)           0   $       0   $6,498,941

REPAYMENTS OF STOCK
  SUBSCRIPTIONS                                                                      19,387                                19,387

COMPENSATION RECOGNIZED IN
  CONNECTION WITH THE
  ISSUANCE OF STOCK OPTIONS                                   29,735                                                       29,735

ACCRUED INTEREST INCOME                                                             (10,305)                              (10,305)

NET LOSS                                                               (587,098)                                         (587,098)
                                   ----------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1996      5,550,582  $  55,505   $6,213,810  $ 130,277   $(448,932)           0   $       0   $5,950,660
                                   ==============================================================================================
FOR THE THREE MONTHS ENDED
  SEPTEMBER 30, 1995

BALANCE AT JULY 1, 1995            5,634,864  $  56,348   $5,815,194  $ 805,403   $(773,980)     116,964   $(411,875)  $5,491,090

COLLECTION OF COMMON STOCK
  SUBSCRIPTIONS AND ACCRUED
  INTEREST RECEIVABLE                                                                36,684                                36,684

ISSUANCE OF COMMON STOCK               1,429         14        5,523                                                        5,537

ACCRUED INTEREST INCOME                                                             (14,006)                              (14,006)

NET INCOME                                                               44,786                                            44,786

                                   ----------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1995      5,636,293  $  56,362   $5,820,717  $ 850,189   $(751,302)     116,964   $(411,875)  $5,564,091
                                   ==============================================================================================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                        ----------------------------
                                                                             1996            1995
                                                                        ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                                                       $  (587,098)     $    44,786
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES:
COMPENSATION EXPENSE RECOGNIZED IN CONNECTION WITH THE
    ISSUANCE OF STOCK OPTIONS                                                27,735            5,537
DEPRECIATION AND AMORTIZATION                                               172,464           73,563
(INCOME) LOSS FROM INVESTMENT IN PARTNERSHIP                                 92,587          (43,334)
INCREASE IN DEFERRED TAX ASSETS                                             (57,417)               0
UNREALIZED GAIN ON MARKETABLE SECURITIES                                          0          (16,216)
COMPENSATION EXPENSE RECOGNIZED IN CONNECTION WITH AMORTIZATION
   OF ADVANCES TO FINANCIAL PLANNERS                                        115,210                0
PROVISIONS FOR DOUBTFUL ACCOUNTS                                             25,000                0
INTEREST ON STOCK SUBSCRIPTIONS                                             (10,305)          (3,572)
(INCREASE) DECREASE IN:
   PROCEEDS FROM SALE OF MARKETABLE SECURITIES                                    0        2,160,413
   ACCOUNTS RECEIVABLE                                                      178,595         (134,032)
   ADVANCES TO FINANCIAL PLANNERS                                           (51,989)        (125,000)
   SECURITY DEPOSITS                                                         (7,548)         (29,938)
   PREPAID EXPENSES AND OTHER CURRENT ASSETS                               (258,880)         (57,102)
INCREASE (DECREASE) IN:
   ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES         (72,134)         105,721
                                                                        ----------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        (433,780)       1,980,826
                                                                        ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

CAPITAL EXPENDITURES                                                       (270,516)         (37,431)
ACQUISITION OF INTANGIBLE ASSETS                                           (166,865)        (146,500)
INVESTMENT IN PARTNERSHIP                                                         0         (305,026)
PROCEEDS FROM RELATED PARTY TRANSACTIONS                                    219,460            2,561
PAYMENT TO RELATED PARTIES                                                  (29,000)         (48,703)
                                                                        ----------------------------
NET CASH USED IN INVESTING ACTIVITIES                                      (246,921)        (535,099)
                                                                        ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

PROCEEDS FROM BANK LOAN TRANSACTIONS                                        150,000                0
PAYMENTS OF BANK LOAN TRANSACTIONS                                         (541,669)         (27,778)
PAYMENT OF NOTE PAYABLE                                                      (6,265)               0
PROCEEDS FROM NOTE PAYABLE                                                  100,000                0
PROCEEDS FROM STOCK SUBSCRIPTIONS                                            19,387           26,250
                                                                        ----------------------------
NET CASH USED IN FINANCING ACTIVITIES                                      (278,547)          (1,528)
                                                                        ----------------------------

NET INCREASE (DECREASE) IN CASH                                            (959,248)       1,444,199

CASH AT BEGINNING OF PERIOD                                               2,221,795        1,335,762
                                                                        ----------------------------

CASH AT END OF PERIOD                                                   $ 1,262,547      $ 2,779,961
                                                                        ============================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                              -------------
                                                          1996            1995
                                                        ------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  CASH PAYMENTS FOR THE PERIOD:

INTEREST                                                $16,937         $  5,138
                                                        ========================

INCOME TAXES                                            $22,515         $122,034
                                                        ========================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              GILMAN + CIOCIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1996
                                   (Unaudited)


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

         The consolidated financial statements include the accounts of Gilman + Ciocia, Inc. and its three wholly-owned subsidiaries, JT Securities, BT Telemarketing, Inc. Gilbert Financial Services, Inc., and a 50% owned subsidiary, Suffolk Service Bureau Corp. ("Suffolk") and have been prepared as if the entities had operated as a single consolidated group since their respective dates of incorporation. All intercompany balances and transactions have been eliminated.

         The Company acquired Suffolk effective July 1, 1996 over which it exercises control. Suffolk is a provider of income tax preparation and financial planning services to individuals and businesses.

         The consolidated financial statements and related notes thereto as of September 30, 1996 and for the three months ended September 30, 1996 and 1995 are presented as unaudited but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consists solely of normal recurring accruals. The consolidated balance sheet information for June 30, 1996 was derived from the audited financial statements included in the Company's Form 10-KSB/A. These interim financial statements are not necessarily indicative of the results for any future periods.

         In preparing financial statements in conformity with generally accepted accounting principles, Management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.