Form 10KSB/A
period 1996-06-30
GILMAN & CIOCIA INC
filed 1997-02-14
CIK 914142

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-KSB/A
                                 Amendment No.1

 X   Annual report under Section 13 or 15(d) of the Securities Exchange Act of
---  1934 (Fee required)

     For the fiscal year ended June 30, 1996.

--- Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

     For the transition period from        to

     Commission file number 000-22996

                              GILMAN & CIOCIA, INC.
                 (Name of small business issuer in its charter)

          Delaware                                             11-2587324
(State or jurisdiction                                      (I.R.S. Employer
of incorporation or organization)                          Identification No.)

475 Northern Boulevard, Great Neck, NY                            11021
(Address of principal executive offices)                       (Zip Code)

                                 (516) 482-4860
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Act:

         Title of each class                         Name of each exchange
         -------------------                         on which registered
                                                     -------------------
Common Stock, par value
     $.01 Per share                                  N/A

Redeemable Warrants to purchase
Common Stock                                         N/A


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


       Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                     ---   ---

                              Gilman + Ciocia, Inc.
                          Amendment No.1 to Form 10-KSB
                     For the Fiscal Year Ended June 30, 1996

                                     PART II

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

RESULTS OF OPERATIONS

       1996 and 1995 Fiscal Years Compared

       The Company's revenues for the fiscal year ended June 30, 1996 were $16,509,677 as compared to revenues of $9,932,161 for the prior fiscal year. The increase in revenues for its 1996 fiscal year from its 1995 fiscal year is attributable to: (1) the Company's opening of forty four new offices in January 1996 (the "1996 New Offices") and the acquisition of ten customer lists which resulted in increased revenues from tax preparation services of $1,041,000; (2) continued growth of the existing offices which resulted in increased revenues from tax preparation services, of approximately $450,000; (3) increased financial planning revenues of approximately $2,400,000 over all offices; and
(4) revenues of approximately $2,690,000 from its direct mailing services which were not offered by the Company in its 1995 fiscal year.

       The Company's total revenues for the year ended June 30, 1996 consist of $8,147,986 for tax preparation services, $5,671,905 for financial planning services and $2,689,786 for direct mailing services. The Company's total revenues for the year ended June 30, 1995 consist of $6,657,520 for tax preparation services and $3,274,541 for financial planning services; and $0 for direct mailing services, which were not offered by the Company in its 1995 fiscal year.

       The rapid growth in financial planning revenues compared to tax return preparation services is primarily the result of the acquisition of Gilbert Financial Services, Inc. ("Gilbert Financial"), which accounted for $1,200,000 of the growth in financial planning revenues. Gilbert Financial, the business of which is now conducted in one of the Company's pre-1996 Offices, is the only company that the Company has acquired in the past three years that concentrated on financial planning services. The Company plans to continue to expand this segment of the business because the Company believes that this segment has the most earnings potential.

       The remaining growth in financial planning revenues is a result of the Company's benefiting from a year of rapidly rising equity security prices in the marketplace, which induced clients to invest funds with the Company, generating commission revenues for the Company. Any reduction in the rate of increase of equity securities' prices in the marketplace could reduce the increase in investments that the Company's clients make through the Company, and falling market prices of securities could result in a reduction that would offset other sources of growth in the Company's financial planning revenues. The 1996 growth of the financial planning services was not significantly affected by the opening of the 1996 New Offices. The Company has normally experienced a 6 to 12 month delay after the opening of a new office before such office generates significant financial planning revenues.

       The Company's operating expenses for the 1996 fiscal year were $15,915,148 as compared to operating expenses of $9,348,997 for the 1995 fiscal year. The increase of 70.2% in the Company's operating expenses for its 1996 fiscal year from its 1995 fiscal year was attributable to $2,774,128 in salaries and commissions; $791,916 in general and administrative expenses; $539,947 in advertising; $1,682,108 for direct mail costs; $590,223 in rent; and $312,829 in depreciation and amortization, offset by a reimbursement of financial planning expenses of $125,000.

       The increases in operating expenses are primarily the result of the commencement of operations of the Company's Progressive Mailing division ("Progressive"), which accounted for the direct mail costs of $1,682,000, salaries of direct mail division personnel of $626,000 and other expenses of the division of approximately $384,000. Such expenses were incurred by Progressive in performing services for third parties. The Company, however, began a direct mail division in order to eventually reduce its own mailing costs for advertising at its many offices by obtaining those services at direct cost from its own division. As the Company continues to add offices, the Company believes that the operation of Progressive will decrease its advertising costs on a per office basis.

       Other reasons for the increases in operating expenses are the increase in financial planning services, the addition of the 1996 New Offices and having a full year of operating expenses for the 22 offices opened in January of 1995.

       The increase in salaries and commissions is due to increased financial planning activities (which generates commissions that are generally shared with the Company's employees and independent contractors) in the amount of approximately $950,000, a non-cash compensation charge of approximately $437,000 related to the issuance of stock options, the amortization of advances to financial planners and the forgiveness of officers' loans, $626,000 in salaries for the direct mailing division and approximately $530,000 in salaries and commissions for personnel working at the 1996 New Offices. The increase in salaries and commissions that resulted from increased financial planning activities is predominantly the result of increased investments by clients that resulted in increased commissions.

       The increase in depreciation and amortization is due primarily to the acquisition of ten customer lists for approximately $730,000 and the capital expenditures the Company made during the last two fiscal years. The increase in advertising is primarily due to the 1996 New Offices. The increase in rent is due to approximately $247,000 for the 1996 New Offices, approximately $94,000 for the direct mail division

(which did not operate in the Company's 1995 fiscal year) and approximately $249,000 in existing offices.

       The increase of $791,916 in general and administrative expenses from the Company's 1995 to its 1996 fiscal years resulted from the Company's expansion of operations. Such increase was primarily the result of the inclusion of six months of expenses for the 44 new offices opened in January 1996, as well as a full year of expenses for the 22 new offices opened in January 1995. These offices generated increases of approximately $72,000 in office supplies, $147,000 in office expenses and $118,000 in telephone charges. In addition, increased financial planning activities resulted in an increase of approximately $151,000 in clearing fees, and the direct mail division (which had no operations during the Company's 1995 fiscal year) incurred $250,000 of general and administrative expenses during the Company's 1996 fiscal year.

       Such increase in general and administrative expenses of approximately 35% was significantly less than the approximately 66% increase in revenues between the two fiscal years. The reasons for the discrepancy are, one, that the revenues increased based on the inclusion of the high tax season revenues from 44 1996 New Offices but only half (January through June) of the annual expenses associated with such offices, and, two, while the Company realized significant growth in revenues related to Gilbert Financial, the increase in general and administrative expenses related to such growth was nominal.

       The increase in other income of $242,475 or 481% is due to the Company's investment in partnership and an increase in realized gains of approximately $76,000 on the sale of marketable securities. In July 1995, the Company, together with an officer of the Company and one of its former officers, formed an investment partnership, which yielded income of approximately $198,000 during the Company's 1996 fiscal year. In addition, during the Company's 1996 fiscal year, the Company liquidated marketable securities of $2,095,750 to fund its expansion resulting in a realized gain of approximately $91,000.

       The Company's income before provision for income taxes for its 1996 fiscal year is $887,373 as compared to $633,533 for its 1995 fiscal year. The increase of 40.1% is primarily attributable to income from the investment in partnership of approximately $198,000 and an increase in the realized gain from sale of marketable securities of approximately $76,000. The income before provision for income taxes of the Company's tax preparation and financial planning segments remained approximately constant and the Company's direct mail division operated on a break-even basis in the Company's 1996 fiscal year.

       Taxes on income decreased as a percentage of income before taxes as a result of the Company's filing consolidated tax returns for its 1996 fiscal year. During the Company's 1995 fiscal year, the Company and JT Securities filed separate tax returns. The Company changed its tax reporting year from a calendar year to a fiscal year which resulted in two tax closings during its 1995 fiscal year.

       The Company's business is highly seasonal, with the majority of its revenue earned in the first four months of the calendar year. The effect of inflation has not been significant to the Company's business in recent years.

       The segment financial information in this Prospectus should not be construed to imply that the Company's financial planning business could be operated as a stand alone business without the Company's tax return preparation business as a lead in. The Company's tax return preparation business and its financial planning business are closely linked together in that such various lines of business generally use the same employees, assets, marketing and facilities and can not be easily separated. The Company believes that its tax return preparation business is inextricably intertwined with, and a necessary adjunct to, its financial planning activities and that the two segments can be viewed meaningfully only as a whole.

LIQUIDITY AND CAPITAL RESOURCES

       1996 and 1995 Fiscal Years Compared

       The Company's cash flows provided by (used in) operating activities was $2,621,862 and ($2,512,849) for the years ended June 30, 1996 and 1995, respectively. The increase of approximately $5,134,711 is due primarily to an increase in net income plus non-cash adjustments of approximately $667,000 and an increase in accounts payable, accrued expenses and other current liabilities of approximately $1,011,000 as a result of the Company's expansion, approximately $2,200,000 in proceeds from the sale of marketable securities and a decrease in the purchase of marketable securities of approximately $2,100,000. These increases were offset by approximately $654,000 in advances to financial planners and an increase in accounts receivable of approximately $168,000 as a result of the Company's expansion. The increase in net income plus non-cash adjustments consists primarily of increases in depreciation and amortization of approximately $313,000 as a result of customer list acquisitions totaling approximately $730,000, capital expenditures of approximately $900,000 and increased compensation expense recognized in connection with the issuance of stock and stock options of approximately $202,000.

       Net cash used in investing activities was $2,420,386 and $1,134,377 for the years ended June 30, 1996 and 1995, respectively. The increase of approximately $1,286,000 is primarily due to increases in capital expenditures of approximately $282,000 and acquisitions of intangible assets of approximately $546,000 and an investment in partnership of approximately $448,000.

       Net cash provided by financing activities decreased by $3,122,006 from $3,806,563 to $684,557 due to proceeds of approximately $3,900,000 in connection with the consummation of the Company's IPO in December 1994 and additional issuances of stock.

       The Company has two credit facilities with a bank. The first facility is a line of credit for up to $2,500,000 which expires on October 31, 1997. Borrowings under this line are in the form of short-term notes with interest charged monthly at the bank's prime lending rate plus 1 1/2 %. At June 30, 1996, the Company had an outstanding principal balance of $500,000.

       The second credit facility is an installment note in the principal amount of $1,000,000. The note is payable in 36 equal monthly installments of approximately $28,000, plus interest at the bank's prime lending rate plus 1 3/4%. The final installment is due December, 1999. At June 30, 1996, the note had an outstanding principal balance amounting to $180,556.

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

                                 GILMAN & CIOCIA, INC.
                                      AND SUBSIDIARIES

















================================================================================
                                               CONSOLIDATED FINANCIAL STATEMENTS
                                                          FORM 10-KSB/A - ITEM 7
                                              YEARS ENDED JUNE 30, 1996 AND 1995

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

FINANCIAL STATEMENTS:

   Consolidated balance sheet as of June 30, 1996              F-5 - F-6

   Consolidated statements of income for the
    years ended June 30, 1996 and 1995                               F-7

   Consolidated statements of stockholders' equity
    for the years ended June 30, 1996 and 1995                 F-8 - F-9

   Consolidated statements of cash flows for the
    years ended June 30, 1996 and 1995                        F-10- F-11


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   F-12 - F-32

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






/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP

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



                           /s/ WEINICK & SANDERS & CO. LLP
                           Weinick & Sanders & Co. LLP

New York, New York
August 7, 1995
(Except for Note 7(d) as to which
 the date is September 22, 1995)

                                  GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                                              CONSOLIDATED BALANCE SHEET



================================================================================
June 30, 1996
--------------------------------------------------------------------------------
ASSETS
CURRENT:
   Cash                                                              $2,221,795
   Accounts receivable, net of allowance for doubtful accounts of
      $45,974                                                           976,686
   Receivables from related parties, current portion                    403,545
   Prepaid expenses and other current assets                            100,866
--------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                          3,702,892

PROPERTY AND EQUIPMENT, AT COST, LESS ACCUMULATED
   DEPRECIATION AND AMORTIZATION                                      1,501,701
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF
   $192,282                                                           1,030,820
INVESTMENT IN PARTNERSHIP                                               646,525
ADVANCES AND NOTES RECEIVABLE FROM FINANCIAL PLANNERS                   501,531
SECURITY DEPOSITS                                                       209,852
RECEIVABLES FROM RELATED PARTIES, NET OF CURRENT PORTION                139,595
DEFERRED TAX ASSETS                                                     133,585
--------------------------------------------------------------------------------
                                                                     $7,866,501
================================================================================

                    See accompanying notes to consolidated financial statements.

                                  GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                                              CONSOLIDATED BALANCE SHEET




============================================================================================
June 30, 1996
--------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
   Short-term borrowings                                                         $  680,556
   Accounts payable                                                                 291,554
   Accrued expenses and other current liabilities                                   395,450
--------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                   1,367,560
--------------------------------------------------------------------------------------------

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock - $.001 par value - shares authorized 100,000; issued and
      outstanding, none                                                                 --
   Common stock - $.01 par value - shares authorized 9,000,000; issued and
      outstanding 5,550,582                                                          55,505
   Paid-in capital                                                                6,184,075
   Retained earnings                                                                717,375
--------------------------------------------------------------------------------------------
                                                                                  6,956,955
   Stock subscriptions and accrued interest receivable                             (458,014)
--------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                                  6,498,941
--------------------------------------------------------------------------------------------
                                                                                 $7,866,501
============================================================================================

                                 See accompanying notes to financial statements.

                                  GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                                       CONSOLIDATED STATEMENTS OF INCOME
================================================================================



                                                                                                   (Restated)
 Year Ended June 30,                                                         1996                       1995
------------------------------------------------------------------------------------------------------------
 REVENUES:
    Tax preparation fees                                             $  8,147,986                $ 6,657,620
    Financial planning commissions                                      5,671,905                  3,274,541
    Direct mail services                                                2,689,786                         --
------------------------------------------------------------------------------------------------------------
       TOTAL REVENUES                                                  16,509,677                  9,932,161
------------------------------------------------------------------------------------------------------------
 OPERATING EXPENSES:
    Salaries and commissions                                            6,690,091                  3,915,963
    General and administrative expenses                                 3,054,568                  2,262,652
    Advertising                                                         2,585,125                  2,045,178
    Direct mail costs                                                   1,682,108                         --
    Rent                                                                1,502,788                    912,565
    Depreciation and amortization                                         525,468                    212,639
    Reimbursement of financial planning expenses                         (125,000)                        --
------------------------------------------------------------------------------------------------------------
       TOTAL OPERATING EXPENSES                                        15,915,148                  9,348,997
------------------------------------------------------------------------------------------------------------
 OPERATING INCOME                                                         594,529                    583,164
------------------------------------------------------------------------------------------------------------
 OTHER INCOME (EXPENSES):
    Income from investment in partnership                                 198,165                         --
    Interest income                                                        91,435                     97,894
    Interest expense                                                     (107,111)                   (91,359)
    Rental income                                                          19,180                     12,275
    Realized gain on sale of marketable securities                         91,175                     15,343
    Unrealized gain on marketable securities                                   --                     16,216
------------------------------------------------------------------------------------------------------------
 TOTAL OTHER INCOME (EXPENSES) - NET                                      292,844                     50,369
------------------------------------------------------------------------------------------------------------
 INCOME BEFORE PROVISION FOR INCOME TAXES                                 887,373                    633,533
 PROVISION FOR INCOME TAXES                                               352,647                    386,030
------------------------------------------------------------------------------------------------------------
 NET INCOME                                                          $    534,726                $   247,503
============================================================================================================
 NET INCOME PER SHARE                                                $       0.10                $      0.05
============================================================================================================
 WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES:
    Primary                                                             5,916,044                  4,716,106
    Fully diluted                                                       5,916,044                  4,882,737
============================================================================================================

                    See accompanying notes to consolidated financial statements.

                                  GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



===================================================================================================================
                                                                                                       Stock
                                                Common Stock                                     Subscriptions and
                                           -----------------------    Additional      Retained    Accrued Interest
Year Ended June 30, 1995                    Shares         Amount   Paid-in Capital   Earnings       Receivable
-------------------------------------------------------------------------------------------------------------------
Balance, July 1, 1994                      4,114,465     $ 41,144     $1,396,825     $ 714,923      $(694,148)
   Collection of common stock
      subscriptions and accrued
      interest receivable                         --           --             --            --         97,012
   Sale of common stock, net               1,015,852       10,158      3,076,520            --             --
   Acquisition of treasury stock - at
      cost                                        --           --             --            --             --
   Issuance of common stock for
      cash and subscriptions
      receivable                              80,261          803        242,697            --       (115,000)
   Receipt of stock in lieu of
      repayment of officers' loans
      receivable                                  --           --             --            --             --
   S Corporation dividend
      distributions                               --           --             --      (202,868)            --
   Termination of subchapter "S"
      election by Gilbert Financial
      Corp. and transfer of retained
      earnings to paid-in capital                 --           --         98,720       (98,720)            --
   Compensation expense
      recognized in connection with
      issuance of stock options                   --           --         30,875            --             --
   Exercise of bridge warrants               360,000        3,600        745,200            --             --
   Issuance of common stock, in
      connection with the
      acquisition of intangible assets        64,286          643        224,357            --             --
   Accrued interest receivable                    --           --             --            --        (61,844)
   Net income (Restated)                          --           --             --       247,503             --
-------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1995                     5,634,864     $ 56,348     $5,815,194     $ 660,838      $(773,980)
===================================================================================================================

====================================================================================
                                               Treasury Stock              Total
                                          -----------------------      Stockholders'
Year Ended June 30, 1995                   Shares         Amount           Equity
------------------------------------------------------------------------------------
Balance, July 1, 1994                          --      $       --       $1,458,744
   Collection of common stock
      subscriptions and accrued
      interest receivable                      --              --           97,012
   Sale of common stock, net                   --              --        3,086,678
   Acquisition of treasury stock - at
      cost                                 20,000         (72,500)         (72,500)
   Issuance of common stock for
      cash and subscriptions
      receivable                               --              --          128,500
   Receipt of stock in lieu of
      repayment of officers' loans
      receivable                           96,964        (339,375)        (339,375)
   S Corporation dividend
      distributions                            --              --         (202,868)
   Termination of subchapter "S"
      election by Gilbert Financial
      Corp. and transfer of retained
      earnings to paid-in capital              --              --               --
   Compensation expense
      recognized in connection with
      issuance of stock options                --              --           30,875
   Exercise of bridge warrants                 --              --          748,800
   Issuance of common stock, in
      connection with the
      acquisition of intangible assets         --              --          225,000
   Accrued interest receivable                 --              --          (61,844)
   Net income (Restated)                       --              --          247,503
------------------------------------------------------------------------------------
Balance, June 30, 1995                    116,964      $ (411,875)      $5,346,525
====================================================================================


                    See accompanying notes to consolidated financial statements.

                                  GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



================================================================================================================
                                                                                                    Stock
                                             Common Stock                                     Subscriptions and
                                        -----------------------     Additional      Retained    Accrued Interest
Year Ended June 30, 1996                 Shares         Amount    Paid-in Capital   Earnings       Receivable
----------------------------------------------------------------------------------------------------------------
Balance, July 1, 1995                   5,634,864      $ 56,348      $5,815,194     $ 660,838      $(773,980)
   Purchase of treasury stock                  --            --              --            --         67,590
   Retirement of treasury stock          (127,558)       (1,276)             --      (478,189)            --
   Issuance of common stock                26,307           263          53,063            --             --
   Exercise of stock options               10,000           100          23,100            --             --
   Compensation recognized in
      connection with the issuance
      of stock options                         --            --         232,782            --             --
   Repayments of stock
      subscriptions                            --            --              --            --        310,809
   Issuance of stock subscriptions          6,969            70          39,930            --        (40,000)
   Accrued interest income                     --            --              --            --        (22,433)
   Income tax benefit related to
      exercise of common stock
      options                                  --            --          20,006            --             --
   Net income                                  --            --              --       534,726             --
----------------------------------------------------------------------------------------------------------------
Balance, June 30, 1996                  5,550,582      $ 55,505      $6,184,075     $ 717,375      $(458,014)
================================================================================================================

====================================================================================
                                               Treasury Stock              Total
                                          -----------------------      Stockholders'
Year Ended June 30, 1995                   Shares         Amount           Equity
------------------------------------------------------------------------------------
Balance, July 1, 1995                      116,964      $  (411,875)     $ 5,346,525
   Purchase of treasury stock               10,594          (67,590)              --
   Retirement of treasury stock           (127,558)         479,465               --
   Issuance of common stock                     --               --           53,326
   Exercise of stock options                    --               --           23,200
   Compensation recognized in
      connection with the issuance
      of stock options                          --               --          232,782
   Repayments of stock
      subscriptions                             --               --          310,809
   Issuance of stock subscriptions              --               --               --
   Accrued interest income                      --               --          (22,433)
   Income tax benefit related to
      exercise of common stock
      options                                   --               --           20,006
   Net income                                   --               --          534,726
------------------------------------------------------------------------------------
Balance, June 30, 1996                          --      $        --      $ 6,498,941
====================================================================================


                    See accompanying notes to consolidated financial statements.

                                  GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================


                                                                               (Restated)
Year Ended June 30,                                                1996             1995
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $   534,726      $   247,503
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Compensation expense recognized in connection
        with the issuance of stock options                      232,782           30,875
      Depreciation and amortization                             525,468          212,639
      Income from investment in partnership                    (198,165)              --
      Increase in deferred tax asset                           (133,585)              --
      Compensation expense recognized in connection
        with the forgiveness of officers' loans                 123,899               --
      Gain on sale of marketable securities                     (91,175)              --
      Compensation expense recognized in connection
        with amortization of advances to financial
        planners                                                 79,851               --
      Provisions for doubtful accounts                           99,175               --
      Interest on stock subscriptions                           (22,433)              --
      Gain on disposal of property and equipment                 (9,000)              --
      Unrealized gain on marketable securities                       --          (16,216)
      (Increase) decrease in:
           Proceeds from sale of marketable securities        2,186,925               --
           Purchase of marketable securities                         --       (2,079,534)
           Accounts receivable                                 (441,136)        (273,401)
           Advances to financial planners                      (653,768)              --
           Security deposits                                   (100,486)         (10,065)
           Prepaid expenses and other current assets             26,786          (75,481)
      Increase (decrease) in:
           Accounts payable, accrued expenses and other
              current liabilities                               461,998         (549,169)
----------------------------------------------------------------------------------------
              NET CASH PROVIDED BY (USED IN) OPERATING
                ACTIVITIES                                    2,621,862       (2,512,849)
----------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                        (900,385)        (618,744)
   Acquisition of intangible assets                            (730,076)        (184,028)
   Investment in partnership                                   (448,360)              --
   Proceeds from related party transactions                     152,655            3,907
   Payments to related parties                                 (494,220)        (335,512)
----------------------------------------------------------------------------------------
              NET CASH USED IN INVESTING ACTIVITIES         $(2,420,386)     $(1,134,377)
----------------------------------------------------------------------------------------


                    See accompanying notes to consolidated financial statements.

                                  GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================


                                                                          (Restated)
Year Ended June 30,                                           1996             1995
-----------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Acquisition of treasury stock                       $        --      $   (72,500)
   Proceeds from short-term borrowings                   2,297,222        1,000,000
   Payments of short-term borrowings                    (2,000,000)      (1,116,666)
   Proceeds from sale of common stock and exercise
      of stock options                                      76,526        3,452,555
   Proceeds from stock subscriptions                       310,809           73,024
   Incurrence of deferred registration costs                    --           (3,632)
   Decrease in note payable - officer                           --          (72,150)
   S Corporation dividend distribution                          --         (202,868)
   Exercise of bridge warrants                                  --          748,800
-----------------------------------------------------------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES            684,557        3,806,563
-----------------------------------------------------------------------------------
NET INCREASE IN CASH                                       886,033          159,337
CASH AT BEGINNING OF YEAR                                1,335,762        1,176,425
-----------------------------------------------------------------------------------
CASH AT END OF YEAR                                    $ 2,221,795      $ 1,335,762
===================================================================================

                    See accompanying notes to consolidated financial statements.

                                  GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================



1.     SUMMARY OF ACCOUNTING POLICIES

       (a)  Business


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

       B.T. Telemarketing, Inc. ("BT") is a telemarketing company. BT is presently inactive.

       The majority of the Company's revenues are earned from January through June.

       (b) Basis of Financial Statement Presentation

       The consolidated financial statements include the accounts of the Company and its three wholly-owned subsidiaries JT, BT and Gilbert, and have been prepared as if the entities had operated as a single consolidated group since their respective dates of incorporation. All significant intercompany accounts and transactions have been eliminated in consolidation. The investment in partnership has been accounted for under the equity method.

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

================================================================================

       (c) Fair Value of Financial Instruments

       The carrying amounts of financial instruments, including cash, accounts receivable, notes receivable, accounts payable and short-term borrowings, approximated fair value as of June 30, 1996, because of the relatively short-term maturity of these instruments.

       (d) Impairment of Loans

       The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", as of July 1, 1995. The adoption of SFAS No.118 did not have a material impact on its results of operations, financial position or cash flows.

       (e) Property and Equipment

       Property and equipment are recorded at cost. Depreciation and amortization is calculated using straight-line or accelerated methods over the estimated useful lives of the assets or, for leasehold improvements, over the lease terms which range from one to seven years.

       (f) Advances to Financial Planners

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

       (g) Intangible Assets

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

================================================================================

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

       (h) Deferred Rent

       The Company recognizes rent expense on a straight line basis over the minimum term of the lease. The effect of such adjustment for the years ended June 30, 1996 and 1995, was approximately $54,000 and $0, respectively.

       (i) Revenue Recognition

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

       (j) Advertising

       The Company expenses advertising costs as incurred.

       (k) Reimbursement of Financial Planning Expenses

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

                                  GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

       (l) Income Taxes

       Deferred tax assets and liabilities are recorded for the estimated future tax effects attributable to temporary differences between the basis of assets and liabilities recorded for financial and tax reporting purposes (Note 11).


       (m) Net Income Per Share

       Primary and fully diluted earnings per share are computed using the treasury stock method, modified for stock options and warrants outstanding in excess of 20% of the total outstanding shares of common stock. Under this method, the aggregate number of shares outstanding reflects the assumed use of proceeds from the hypothetical exercise of the outstanding options and warrants, unless the effect on earnings is anti-dilutive. The assumed proceeds are used to repurchase shares of common stock at the average market value during the period to a maximum of 20% of the shares outstanding. The balance of the proceeds, if any, are used to reduce outstanding debt with the assumed interest expense savings being added to the results of operations for the reported period.

       Fully diluted earnings per share also reflects the assumed use of proceeds from the hypothetical exercise of options and warrants to purchase common stock at the ending market price for the reported period.


       (n) Reclassifications

       Certain amounts as previously reported have been reclassified to conform to the June 30, 1996 representation.

       (o) Recent Accounting Pronouncements

       In March, 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting For the Impairment of Long Lived Assets and for Long Lives Assets to the Disposed Of", which is effective for fiscal years beginning after December 15, 1995. The Company will adopt SFAS No. 121 as of July 1, 1996 and does not expect the adoption of SFAS No. 121 to have a material impact on its results of operations, financial position or cash flows.

                                  GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

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

                                 GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

3.     RECEIVABLES FROM RELATED PARTIES

       Receivables from related parties consist of the following:


       June 30, 1996
       ----------------------------------------------------------------------
       Non-interest bearing note receivable from
       officers/stockholders of the Company that is due on
       demand                                                        $150,000

       Notes receivable from independent contractor/stockholder
       of the Company due on June 30, 1997 and October 8,
       1997.  Interest is charged at a rate of 8% per annum           214,219

       Receivable from independent contractor/stockholder of the
       Company, payable in monthly installments of $15,625
       through December 1, 1996                                        94,750

       Other                                                           84,171
       ----------------------------------------------------------------------
                                                                      543,140
       Less: current portion                                          403,545
       ----------------------------------------------------------------------
                                                                     $139,595
       ======================================================================

       For the years ended June 30, 1996 and 1995, interest income from these receivables was approximately $12,662 and $11,226, respectively.


4.     ADVANCES AND NOTES RECEIVABLE - FINANCIAL PLANNERS

       Advances and notes receivable - financial planners consist of the following:


       June 30, 1996
       ----------------------------------------------------------------
       Non-interest bearing advances to financial planners
          amortized over three years                           $451,531

       Note receivable from financial planner due
          December 4, 1998.  Interest is payable at 6% per
          annum                                                  50,000
       ----------------------------------------------------------------
                                                               $501,531
       ================================================================

                                  GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

5.     PROPERTY AND EQUIPMENT

       Major classes of property and equipment consist of the following:

       June 30, 1996
       -------------------------------------------------------------
       Equipment                                          $1,911,788

       Furniture and fixtures                                342,206

       Leasehold improvements                                147,157
       -------------------------------------------------------------
                                                           2,401,151

       Less Accumulated depreciation and amortization        899,450
       -------------------------------------------------------------
                                                          $1,501,701
       =============================================================

6.     SHORT-TERM BORROWINGS

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

       The Company also has a $500,000 term loan with the bank which requires monthly payments of $13,889 (plus interest at the prime rate, 8.25% at June 30, 1996 plus 1.75%) through June 30, 1997. The loan is secured by all of the Company's assets. At June 30, 1996, the Company's outstanding balance under this loan was $180,556.

                                  GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

7.     COMMITMENTS AND CONTINGENCIES

       (a) Leases

           The Company is obligated under various noncancelable lease agreements for the rental of office space and equipment through 2001. The lease agreements for office space contain escalation clauses based principally upon real estate taxes, building maintenance and utility costs. The following is a schedule by year of future minimum rental payments required under operating leases:


       Year Ended June 30,
       ------------------------------------------------------------------
       1997                                                    $1,531,446

       1998                                                     1,265,843

       1999                                                       850,731

       2000                                                       541,008

       2001                                                       254,061

       Thereafter                                                  36,743
       ------------------------------------------------------------------
                                                               $4,479,832
       ==================================================================

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

================================================================================

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

                                  GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

       (g) Financial Instruments with Off-balance Sheet Risk

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

================================================================================

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

                                  GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

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

       Changes in options and warrants outstanding are summarized as follows:

                                  Options                       Warrants
                       -----------------------------------------------------------
                           Shares      Exercise Price     Shares    Exercise Price
                       -----------------------------------------------------------
Balance, July 1, 1994      432,002      $2.60 - $3.65     599,975    $2.08 - $3.13
  Granted                  678,000      $2.32 - $5.20   * 558,709    $       $4.67
  Exercised                      -                  -    (360,000)   $        2.08
----------------------------------------------------------------------------------
Balance, June 30, 1995   1,110,002      $2.32 - $5.20     798,684    $3.13 - $4.67
  Cancelled                (63,000)     $        3.50           -       -        -
  Granted                  355,000      $1.75 - $5.13           -       -        -
  Exercised                (10,000)     $        2.32           -       -        -
----------------------------------------------------------------------------------
Balance, June 30, 1996   1,392,002      $1.75 - $5.20     798,684    $3.13 - $4.67
==================================================================================

       * Including 50,783 warrants issued to the underwriter which entitled the holder to two shares of the Company's common stock and a warrant to purchase another share of common stock.

                                  GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

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

                                  GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

       The following is a schedule by year of principal payments to be received:


       Year Ending June 30,
       ------------------------------------------------------------------
       1997                                                      $165,506

       1998                                                       125,232

       1999                                                        75,250

       2000                                                        59,000
       ------------------------------------------------------------------
                                                                 $424,988
       ==================================================================

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

9.     RELATED PARTY TRANSACTIONS

       (a) Investment in Partnership


           In July, 1995, the Company, together with one of its officers and five individuals who are relatives of the officers of the Company formed ATM Partners, LP (the "Partnership"). All investment transactions are executed through JT by an officer of the Company. At June 30, 1996, the Company had a 35.62% interest in the Partnership and recognized income of approximately $198,000 from the Partnership for the year then ended.

                                  GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

       The following are the condensed financial statements of the Partnership:

                                ATM Partners, LP
                                  Balance Sheet

       June 30, 1996
       ------------------------------------------------------------------

       ASSETS
       CURRENT:
          Marketable securities                                $2,163,664
       ------------------------------------------------------------------
                                                               $2,163,664
       ==================================================================

       LIABILITIES AND PARTNERS' CAPITAL
       CURRENT:
          Due to clearing broker                               $  561,342
          Due to partner                                           68,000
       ------------------------------------------------------------------
             Total current liabilities                            629,342
          Partners' capital                                     1,534,322
       ------------------------------------------------------------------
                                                               $2,163,664
       ==================================================================

[CAPTION]

                                ATM Partners, LP
                               Statement of Income

       Year Ended June 30, 1996
       ------------------------------------------------------------------

       Realized gain on sale of marketable securities            $749,896
       Unrealized loss on marketable securities                     8,293
       Commission expense                                         185,270
       ------------------------------------------------------------------
       Net income                                                $556,333
       ==================================================================

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

       (c) Sale of Options by Officers/Stockholders

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

================================================================================

       The following presents financial information by segment for the years ended June 30, 1996 and 1995:

         Year Ended                       Tax          Financial
         June 30, 1996                Preparation      Planning      Direct Mail       Eliminations   Consolidation
         ----------------------------------------------------------------------------------------------------------
         Revenues from
         unaffiliated customers        $8,147,986     $5,671,905     $ 2,689,786       $       --      $ 16,509,677
         Intersegment revenues                 --             --       2,000,000        (2,000,000)              --
         ----------------------------------------------------------------------------------------------------------
         Total revenues                 8,147,986      5,671,905       4,689,786        (2,000,000)      16,509,677
         Direct costs                   4,260,631      3,052,737       4,429,177        (2,000,000)       9,742,545
         Depreciation and
           amortization                   302,304        210,076          13,088                --          525,468
         General corporate
           expenses                     3,182,122      2,215,025         249,988                --        5,647,135
         ----------------------------------------------------------------------------------------------------------
         Operating income              $  402,929     $  194,067     $    (2,467)     $         --      $   594,529
         ----------------------------------------------------------------------------------------------------------
         Interest expense              $       --     $       --     $        --      $         --      $   107,111
         ----------------------------------------------------------------------------------------------------------
         Identifiable assets           $5,519,630     $2,048,485     $    298,386     $         --      $ 7,866,501
         ----------------------------------------------------------------------------------------------------------
         Capital expenditures          $  813,750     $       --     $    86,635      $         --      $   900,385
         ----------------------------------------------------------------------------------------------------------

         Direct costs consist of the
           following:
             Direct mail costs         $       --     $       --     $ 1,682,108      $         --      $ 1,682,108
             Advertising                1,509,001      1,048,628       2,027,496        (2,000,000)       2,585,125
             Rent                         831,303        577,685          93,800                --        1,502,788
             Salaries and
                commissions             1,920,327      1,426,424         625,773                --        3,972,524
         ----------------------------------------------------------------------------------------------------------
         Total direct costs            $4,260,631     $3,052,737     $ 4,429,177      $ (2,000,000)     $ 9,742,545
         ==========================================================================================================

         Year Ended                       Tax          Financial
         June 30, 1995                Preparation      Planning                                        Consolidated
         ----------------------------------------------------------------------------------------------------------
         Revenues                      $6,657,620     $3,274,541                                         $9,932,161
         Direct costs                   3,106,057      1,435,170                                          4,541,227
         Depreciation and
           amortization                   142,468         70,171                                            212,639
         General corporate
           expense                      3,080,159      1,514,972                                          4,595,131
         ----------------------------------------------------------------------------------------------------------
         Operating income              $  328,936     $  254,228                                         $  583,164
         ----------------------------------------------------------------------------------------------------------
         Interest expense              $       --     $       --                                         $   91,359
         ----------------------------------------------------------------------------------------------------------
         Identifiable assets           $5,226,071     $  867,389                                         $6,093,460
         ----------------------------------------------------------------------------------------------------------
         Capital expenditures          $  414,558     $  204,186                                         $  618,744
         ----------------------------------------------------------------------------------------------------------

         Direct costs consist of the
           following:
             Advertising               $1,370,269     $  674,909                                         $2,045,178
             Rent                         611,419        301,146                                            912,565
             Salaries and
                commissions             1,124,369        459,115                                          1,583,484
         ----------------------------------------------------------------------------------------------------------
         Total direct costs            $3,106,057     $1,435,170                                         $4,541,227
         ==========================================================================================================

       Intersegment sales are recognized upon the completion of the services associated with direct mail services.

                                  GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


11.    TAXES ON INCOME

       Provisions for income taxes in the consolidated financial statements consist of the following:


       Year Ended June 30,                               1996          1995
       --------------------------------------------------------------------
       Current:
          Federal                                   $ 362,297      $118,038
          State and local                             123,935       267,992
       --------------------------------------------------------------------
             Total current                            486,232       386,030
       --------------------------------------------------------------------
       Deferred:
          Federal                                    (103,483)           --
          State and local                             (30,102)           --
       --------------------------------------------------------------------
             Total deferred                          (133,585)           --
       --------------------------------------------------------------------
                                                    $ 352,647      $386,030
       ====================================================================

       Deferred tax assets consist of the following:

       June 30, 1996
       -----------------------------------------------------------
       Compensation expense recognized for financial     $  60,000
          reporting purposes in connection with
          common stock option grants issued at below
          market value
       Book amortization of intangibles in excess of
          tax                                               53,000
       Provision for bad debts                              22,000
       Provision for deferred rent liability                22,000
       Book depreciation in excess of tax                  (23,415)
       -----------------------------------------------------------
                                                         $ 133,585
       ===========================================================

       No valuation allowance has been established against the deferred tax assets because management believes that all of the deferred tax assets will be realized.

                                  GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

       A reconciliation of the Federal statutory rate to the provision for income taxes is as follows:




       Year Ended June 30,                         1996                      1995
       --------------------------------------------------------------------------------
       Federal income taxes computed at
          statutory rates                   $301,706     34.0%      $ 215,401      34.0%

       State and local taxes, net of
          Federal tax benefit                 44,225      5.0         176,875      27.9

       Other                                   6,716       .7          (6,246)     (1.0)
       --------------------------------------------------------------------------------
                                            $352,647     39.7%      $ 386,030      60.9%
       ================================================================================

                                  GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

12.    STATEMENTS OF CASH FLOWS - SUPPLEMENTAL DISCLOSURES


       Year Ended June 30,                                 1996         1995
       ---------------------------------------------------------------------
          Cash payments for:
             Interest                                  $107,184     $ 78,402
             Income taxes                              $449,276     $543,890
       ---------------------------------------------------------------------
          Non-cash transactions:

             Deferred registration
               costs which were
               charged to
               additional paid-in
               capital upon the
               completion of the
               public offering in
               December 1995                           $     --     $186,245

             Issuance of common
               stock in exchange
               for stock
               subscriptions
               receivable                              $ 40,000     $ 20,000

             Issuance of common
               stock subsequent to
               completion of the
               public offering in
               exchange for
               common stock
               subscriptions
               receivable                              $     --     $ 95,000

             Receipt of 96,964
               shares of stock to
               treasury in lieu of
               repayment of
               officers' loans
               receivable                              $     --     $339,375

             Acquisition of
               Progressive                             $     --     $275,000

             Acquisition of Gilbert                    $     --     $108,231

             Acquisition of treasury
               stock and write-off
               of stock
               subscriptions
               receivable                              $ 67,590     $     --

             Retirement of all
               outstanding treasury
               stock                                   $479,465     $     --
             ===============================================================

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

                                    PART III


ITEM 10.   EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

                                                                      Other
Name and Principal              Fiscal                                Annual          Options
Position                        Year        Salary       Bonus*       Compensation    (Shares)
--------                        ----        ------       ------       ------------    --------
James Ciocia                    1994        $200,000     $ 10,326         -0-            -0-
Chief Executive Officer,        1995        $267,200     $  4,318         -0-          18,850
President and Director          1996        $251,200     $ 28,588      $30,500(1)        -0-

Thomas Povinelli                1994        $200,000     $180,263         -0-            -0-
Chief Operating Officer         1995        $259,600     $ 65,321         -0-          18,850
and Director                    1996        $339,300     $115,595      $78,600(2)        -0-

Gary Besmer                     1994        $150,000     $  2,456         -0-            -0-
Vice President and              1995        $156,100     $    375         -0-          11,310
Director                        1996        $168,800     $ 11,197      $19,000(3)        -0-

Kathryn Travis                  1994        $150,000     $  1,773         -0-            -0-
Secretary, Vice President       1995        $156,300     $   -0-          -0-          14,170
and Director                    1996        $166,200     $  8,567      $49,300(4)        -0-

Ralph V. Esposito               1994        $ 90,000     $  1,340         -0-            -0-
Treasurer, Vice President       1995        $101,400     $   -0-          -0-         201,820
and Chief Financial Officer     1996        $108,000     $    188      $15,600(5)        -0-

--------------------

*  Represents commission earned from non-affiliated entities.

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

      AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUES


                                Number of Securities            Value of Unexercised
                                Underlying Unexercised          In-the-Money
                                Options/SARs at                 Options/SARs
                                Fiscal Year-End(#)              Fiscal Year-End($)(1)
Name                            Exercisable/Unexercisable       Exercisable/Unexercisable
------------------              -------------------------       -------------------------
James Ciocia                    125,370  /     -                398,528 /     -
Thomas Povinelli                125,370  /     -                398,528 /     -
Gary Besmer                      75,223  /     -                239,119 /     -
Kathryn Travis                   94,039  /     -                298,931 /     -
Ralph Esposito                   48,000  /    164,000           136,740 /    197,220


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

                                  GILMAN & CIOCIA, INC.



                                  By: /s/  Thomas Povinelli
                                     -----------------------------------------
                                     Thomas Povinelli, Chief Financial Officer


       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ James Ciocia           Chief Executive Officer, President          February 13, 1997
---------------------      and Director
James Ciocia


/s/ Thomas Povinelli       Chief Operating Officer, Chief Financial    February 13, 1997
---------------------      Officer and Director
Thomas Povinelli


/s/ Gary Besmer            Vice President and Director                 February 13, 1997
---------------------
Gary Besmer


/s/ Kathryn Travis         Secretary, Vice President and Director      February 13, 1997
---------------------
Kathryn Travis


/s/ Seth Akabas            Director                                    February 13, 1997
---------------------
Seth Akabas


                           Director                                    February   , 1997
---------------------
Louis P. Karol