Form 10-Q
period 1996-12-31
GILMAN & CIOCIA INC
filed 1997-02-19
CIK 914142

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
  X   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED 12/31/96
-----

      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


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

Yes           X                     No
        ----------                       ----------

         State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of February 18, 1997, 5,579,236 shares of the issuer's common equity were outstanding.

                                     PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

                                                                                     Page
                                                                                     ----

Consolidated Balance Sheets as of December 31, 1996 and
June 30, 1996                                                                        F-1 - F-2

Consolidated Statements of Loss for the six and three-months ended December 31, 1996 and 1995
                                                                                     F-3

Consolidated Statements of Stockholders' Equity for the six months ended December 31, 1996 and 1995
                                                                                     F-4

Consolidated Statements of Cash Flows for the six months ended December 31, 1996
and 1995                                                                             F-5 - F-6

Notes to Consolidated Financial Statements

                                                                                     F-7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

PLAN OF OPERATION

         Over the past two fiscal years, the Company opened 74 new offices which represents 60% of all offices at December 31, 1996. The Company plans to continue its expansion and open new offices during the next year (although no specific target has been set), recruit successful financial planners and acquire existing tax preparation practices. The Company anticipates funding this growth through operating profits, use of its short-term line of credit and the availability of additional funds through the exercise of outstanding options and warrants. However, there can be no assurance that any of such options or warrants will be exercised.

         The Company anticipates that opening new offices will increase its revenues, but will involve a substantial increase in costs. The Company has no basis to predict whether its new offices will have a material effect on its operations. The Company believes that its new offices can ultimately be operated profitably, but expansion may initially reduce the Company's profits or result in an overall loss in future years.

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

         No events or transactions have occurred subsequent to December 31, 1996, and the Company is not aware of any material trend, that would materially affect an investor's understanding of the Company's financial condition or its results of operations.

RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995 COMPARED.

         The Company's revenues for the six months ended December 31, 1996 were $4,613,770 as compared to revenues of $3,358,980 for the comparable period of the prior year. The increase in revenues of 37.4% for the six months ended December 31, 1996 from the comparable period of the prior year is attributable to the opening of forty-four new offices (the "1996 New Offices") in January 1996 (which generated tax preparation revenues that contributed approximately $86,000 of the increase in tax preparation revenues in the six months ended December 31, 1996) and to the existing offices (which accounted for $39,000 of additional tax preparation revenues), increased financial planning revenues of approximately $891,000 (which was primarily generated in the pre-1996 offices), and increased revenues of approximately $240,000 from the direct mail division.

         The Company's total revenues for the six months ended December 31, 1996 consist of $368,102 for tax preparation services, $3,199,228 for financial planning services, and $1,046,440 for direct mail services. The Company's total revenues for the six months ended December 31, 1995 consist of $243,582 for tax preparation services, $2,308,586 for financial planning services and $806,812 for direct mail division.

         The increase in the Company's financial planning revenues for the six months ended December 31, 1996 compared to the six months ended December 31, 1995 of approximately 38.5% was substantially the same as the Company's overall 37.4% growth in revenues between the two periods. The increase in such financial planning revenues is attributable to the integration of 15 additional financial planners, a $365,787 increase in revenues attributable to Gilbert Financial in the six months ended December 31, 1996 over revenues attributable to Gilbert Financial in the comparable period of the prior year, and ordinary growth in the Company's operations.

         Despite an increase of only 37.4% in revenues, the Company's operating expenses primarily increased by approximately $2,109,121 or 49.5% as a result of the 1996 New Offices and the seasonality of the Company's business. Offices opened in January generally do not generate significant financial planning revenues during the same calendar year. The 44 1996 New Offices represented approximately a 50% increase in offices, however, these offices, while contributing comparatively little to the Company's financial planning revenues (the source of the vast majority of revenues for the six months ended December 31st), contributed significantly to operating expenses. Other reasons for such a large percentage increase in expenses as compared to such percentage increase in revenues are: the expansion of the Company's direct mail services, which resulted in increased costs of approximately $365,000; the absence of a one-time $125,000 cost reimbursement by a financial planner; and other increases in general and administrative expenses related to efforts to expand office practices such as telemarketing.

         The Company's operating expenses for the six months ended December 31, 1996 were $6,373,252 as compared to operating expenses of $4,264,131 for the comparable period of the prior year. The 49.5% increase in the Company's operating expenses for its six months ended December 31, 1996 from the comparable period of the prior year was attributable to $946,019 in salaries and commissions; $331,121 in general and administrative expenses; $192,740 for direct mail costs; $342,260 for rent; $167,361 for depreciation and amortization, and $125,000 as a result of the Company having not received a reimbursement of financial planning expenses in the six months ended December 31, 1996.

         The increase in operating expenses of approximately $2,109,000 is attributed as follows: $606,000 to the 1996 New Offices; $365,000 to Progressive (includes overall costs, most of which is due to costs incurred for Progressive services to third parties); $1,013,000 to pre-1996 Offices and $125,000 increase as a result of the Company having not received a reimbursement of financial planning expenses for the six months ended December 31, 1996.

         The increase in salaries and commissions is due to increased salaries and commissions for the personnel working at the 1996 New Offices of approximately $106,000, increased salaries and commissions for personnel working at existing offices of approximately $748,000 (the increase in salaries and commissions at existing offices being the result primarily of increased financial planning activities because of increased investments by clients that resulted in increased commissions and approximately $127,000 related to the amortization of advances to financial planners made when they joined the Company), and approximately $92,000 in salaries for increased personnel working in the direct mailing division (which expanded its operations from the six months ended December 31, 1995, the first six months in which the Company operated a direct mail division).

         The increase of approximately $331,000 in general and administrative expenses is primarily due to increases of approximately: $148,000 in office expenses, $94,000 in telephone, $25,000 in utilities, $67,000 in professional fees incurred in connection with the Company's registration of shares of common stock on Form SB-2 effective as of February 14, 1997.

Approximately $165,000 of the increase is directly attributable to the 1996 New Offices, $118,000 to the pre-existing offices related to normal cost increases required to support expanded operations at existing offices and $48,000 to the Company's direct mail division.

         The 93.9% increase in depreciation and amortization (approximately $66,000 for the 1996 New Offices and $93,000 for existing offices) is due primarily to acquisitions of approximately $2,400,000 in fixed assets and intangibles made during the Company's last two fiscal years plus the $705,000 made in the first six months of the Company's 1997 fiscal year. The increase in rent is due to the 1996 New Offices in the amount of approximately $263,000 and to normal increases of approximately $54,000 in rent for existing offices.

         The increase in direct mail costs is primarily the result of costs incurred for Progressive services to third parties. The Company plans to continue utilizing Progressive to meet its mailing demands for its own offices, but at the same time, expand its clientele of independent third parties.

         The decrease in other income of $323,930 or 115.7% is primarily due to the decrease of approximately $207,000 in income from the Company's investment in partnership (such partnership, a private investment partnership that invests in fluctuating marketable securities, and in which the Company has invested certain available funds, experienced a decline in its portfolio value during the six months ended December 31, 1996 as compared to appreciation in the comparable period of the prior year) and a decrease of approximately $86,000 in realized gains on the sale of marketable securities.

         The Company's loss before income tax benefit for the six months ended December 31, 1996 is $1,803,534 as compared to $625,273 for the six months ended December 31, 1995. The increased loss is attributable to three factors. First, the opening of the 1996 New Offices in January primarily generates revenues from tax preparation services because the Company typically needs six to twelve months from the time a new office begins operations before the office begins to generate revenues from financial planning services. Consequently, the 1996 New Offices will not show any significant financial planning revenue in the six months ended December 31. Therefore, the 1996 New Offices opened in January 1996 aggravated the Company's seasonal revenue trough for the six months ended December 31. Second, the Company's operating costs of existing offices increased due to normal cost increases. Third, the decrease of other income of approximately $324,000 (as discussed above) accounts for 27.4% of the increase in loss before income tax benefit from the prior period.

THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995 COMPARED.

         The Company's revenues for the three months ended December 31, 1996 were $2,453,970 as compared to revenues of $1,530,576 for the comparable period of the prior year. The increase in revenues of 60.3% for the quarter ended December 31, 1996 from the comparable period of the prior year is attributable to the opening of forty-four new offices (the "1996 New Offices") in January 1996 (which generated tax preparation revenues that contributed approximately $40,000 of the increase in tax preparation revenues in the quarter ended December 31, 1996) and to the existing offices (which accounted for $27,000 of additional tax preparation revenues), increased financial planning revenues of approximately $687,000 (which was primarily generated in the pre-1996 offices), and increased revenues of approximately $169,000 from the direct mail division.

         The Company's total revenues for the quarter ended December 31, 1996 consist of $134,109 for tax preparation services, $1,830,807 for financial planning services, and $489,054 for direct mail services. The Company's total revenues for its quarter ended December 31, 1995 consist of $66,639 for tax preparation services, $1,144,360 for financial planning services and $319,577 for direct mail division.

         The increase in the Company's financial planning revenues for the quarter ended December 31, 1996 compared to the three months ended December 31, 1995 were approximately 59.9% was substantially the same as the Company's overall 60.3% growth in revenues between the two periods. The increase in such financial planning revenues is attributable to the integration of 15 additional financial planners, a $317,000 increase in revenues attributable to Gilbert Financial in the quarter ended December 31, 1996 over revenues attributable to Gilbert Financial in the comparable quarter of the prior year, and ordinary growth in the Company's operations.

         Despite an increase of only 60.3% in revenues, the Company's operating expenses primarily increased by approximately $988,000 or 42.1% as a result of the 1996 New Offices and the seasonality of the Company's business. Offices opened in January generally do not generate significant financial planning revenues during the same calendar year. The 44 1996 New Offices represented approximately a 50% increase in offices, however, these offices, while contributing comparatively little to the Company's financial planning revenues (the source of the vast majority of revenues for the quarter ended December
31st), contributed significantly to operating expenses. Other reasons for such a large percentage increase in expenses as compared to such percentage increase in revenues are the expansion of the Company's direct mail services, which resulted in increased costs of approximately $152,000; and other increases in general and administrative expenses related to efforts to expand office practices such as telemarketing.

         The Company's operating expenses for the quarter ended December 31, 1996 were $3,331,958 as compared to operating expenses of $2,344,289 for the comparable period of the prior year. The 42.1% increase in the Company's operating expenses for its quarter ended December 31, 1996 from the comparable period of the prior year was attributable to $414,833 in salaries and commissions; $199,726 in general and administrative expenses; $152,236 for direct mail costs; $155,195 for rent and $68,448 for depreciation and amortization.

         The increase in operating expenses of approximately $988,000 is attributed as follows: $267,000 to the 1996 New Offices; $246,000 to Progressive (includes overall costs, most of which is due to costs incurred for Progressive services to third parties); $475,000 to pre-1996 Offices.

         The increase in salaries and commissions is due to increased salaries and commissions for the personnel working at the 1996 New Offices of approximately $54,000, increased salaries and commissions for personnel working at existing offices of approximately $392,000 (the increase in salaries and commissions at existing offices being the result primarily of increased financial planning activities because of increased investments by clients that resulted in increased commissions and approximately $44,000 related to the amortization of advances to financial planners made when they joined the Company), and approximately $35,000 in salaries for increased personnel working in the direct mailing division (which expanded its operations from the quarter ended December 31, 1995).

         The increase of approximately $200,000 in general and administrative expenses is primarily due to an increase of approximately $224,000 in office expenses in connection with the Company's expansion. Approximately $57,000 of the increase is directly attributable to the 1996 New Offices, $111,000 to the pre-existing offices related to normal cost increases required to support expanded operations at existing offices and $32,000 to the Company's direct mail division.

         The 65.4% increase in depreciation and amortization (approximately $30,000 for the 1996 New Offices and $38,000 for existing offices) is due primarily to acquisitions of fixed assets and intangibles made during the Company's last two fiscal years plus the $440,000 made in the first quarter of the Company's 1997 fiscal year. The increase in rent is due to the 1996 New Offices in the amount of approximately $126,000 and to normal increases of approximately $29,000 in rent for existing offices.

         The increase in direct mail costs is primarily the result of costs incurred for Progressive services to third parties. The Company plans to continue utilizing Progressive to meet its mailing demands for its own offices, but at the same time, expand its clientele of independent third parties.

         The decrease in other income of $91,766 or 69.8% is primarily due to the decrease of approximately $71,000 in income from the Company's investment in partnership (such partnership, a private investment partnership that invests in fluctuating marketable securities, and in which the Company has invested certain available funds, experienced a decline in its portfolio value during the quarter ended December 31, 1996 as compared to appreciation in the comparable quarter of the prior year) and a decrease of approximately $22,000 in realized gains on the sale of marketable securities.

         The Company's loss before income tax benefit for the three months ended December 31, 1996 is $838,351 as compared to $682,311 for the three months ended December 31, 1995. The increased loss is attributable to three factors. First, the opening of the 1996 New Offices in January primarily generates revenues from tax preparation services because the Company typically needs six to twelve months from the time a new office begins operations before the office begins to generate revenues from financial planning services. Consequently, the 1996 New Offices will not show any significant financial planning revenue in the quarter ended in December 31. Therefore, the 1996 New Offices opened in January 1996 aggravated the Company's seasonal revenue trough for the quarter ended December 31. Second, the Company's operating costs of existing offices increased due to normal cost increases. Third, the decrease of other income of approximately $92,000 (as discussed above) accounts for 59% of the increase in loss before income tax benefit from the prior quarter.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flows used in operating activities increased approximately $916,000 for the six months ended December 31, 1996 from $1,055,982 for the six months ended December 31, 1995. The increase is primarily due to the proceeds from the sale of marketable securities of approximately $402,000 (which occurred during the six months ended December 31, 1995 as the Company liquidated its portfolio to finance its 1996 expansion) and an incease in the increase in prepaid expenses and other current assets of approximately $570,000 primarily due to additional prepaid advertising costs of approximately $220,000 incurred in connection with advertising for the 1997 tax season for the 44 new offices and increased tax benefits of approximately $139,000 due to the increase in loss before income tax benefit.

         Net cash used in investing activities was $515,130 and $1,282,752 for the six months ended December 31, 1996 and 1995, respectively. The decrease of approximately $768,000 is primarily due to the investment in partnership of approximately $349,000, increased proceeds from related party transactions of approximately $267,000 and a decrease in capital expenditures of approximately $101,000 due to purchase for the opening of only eight new offices in early 1997 and forty-four new offices in early 1996.

         Net cash provided by financing activities increased by $95,414 to $2,049,913 from $1,954,499 due to increased proceeds from bank loan transactions of approximately $1,119,000 offset by acquisitions of treasury stock of approximately $638,000 and payments of bank loan transactions of approximately $597,000.

         The Company has two credit facilities with a bank. The first facility is a line of credit for up to $2,500,000 which expires on October 31, 1997. Borrowings under this line are in the form of short-term notes with interest charged monthly at the bank's prime lending rate plus 1 1/2 %. At December 31, 1996, the Company had an outstanding principal balance of $2,000,000.

         The second credit facility is an installment note in the principal amount of $1,000,000. The note is payable in 36 equal monthly installments of approximately $28,000, plus interest at the bank's prime lending rate plus 1 3/4%. The final installment is due December, 1999. At December 31, 1996, the note had an outstanding principal balance amounting to $1,000,000.

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

         No Report on Form 8-K was filed by the Company during the quarter ended December 31, 1996.

                                    SIGNATURE

         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 19, 1997

GILMAN & CIOCIA, INC.




By/s/Thomas Povinelli
--------------------
Thomas Povinelli
Chief Financial Officer

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                            DECEMBER 31,        JUNE 30,
                                                                1996             1996
                                                                ----             ----
                                                            (Unaudited)

CURRENT ASSETS:
     CASH & CASH EQUIVALENTS                                $1,784,676       $2,221,795
     ACCOUNTS RECEIVABLE, NET                                  728,924          976,686
     RECEIVABLE FROM RELATED PARTIES, CURRENT PORTION          337,207          403,545
     PREPAID EXPENSES AND OTHER CURRENT ASSETS               1,946,279          100,866
                                                            ----------       ----------
           TOTAL CURRENT ASSETS                              4,797,086        3,702,892
                                                            ----------       ----------

PROPERTY & EQUIPMENT, NET                                    1,611,374        1,501,701
                                                            ----------       ----------

OTHER ASSETS:
     INTANGIBLE ASSETS, NET                                  1,279,590        1,030,820
     INVESTMENT IN PARTNERSHIP                                 589,197          646,525
     ADVANCES AND NOTES RECEIVABLE FROM FINANCIAL
           PLANNERS                                            442,095          501,531
     SECURITY DEPOSITS                                         221,606          209,852
     RECEIVABLES FROM RELATED PARTIES, NET OF CURRENT
           PORTION                                              15,938          139,595
     DEFERRED TAX ASSETS                                       217,296          133,585
                                                            ----------       ----------
          TOTAL OTHER ASSETS                                 2,765,722        2,661,908
                                                            ----------       ----------

TOTAL ASSETS                                                $9,174,182       $7,866,501
                                                            ==========       ==========




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            DECEMBER 31,          JUNE 30,
                                                               1996               1996
                                                               ----               ----

                                                           (Unaudited)

CURRENT LIABILITIES:
     SHORT-TERM BORROWINGS                                $ 2,416,665        $   680,556
     ACCOUNTS PAYABLE                                         181,108            291,554
     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES           920,195            395,450
                                                          -----------        -----------
         TOTAL CURRENT LIABILITIES                          3,517,968          1,367,560
                                                          -----------        -----------
     NOTE PAYABLE - BANK, NET OF CURRENT PORTION              666,666                  0

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     PREFERRED STOCK - $.001 PAR VALUE
        AUTHORIZED - 100,000 SHARES
        ISSUED - NONE
     COMMON STOCK - $.01 PAR VALUE
        AUTHORIZED - 9,000,000 SHARES
        ISSUED AND OUTSTANDING
            -5,579,236 and 5,550,582
            SHARES RESPECTIVELY                                55,792             55,505
     PAID IN CAPITAL                                        6,297,926          6,184,075
     RETAINED EARNINGS (DEFICIT)                             (355,375)           717,375
                                                          -----------        -----------
                                                            5,998,344          6,956,955
STOCK SUBSCRIPTIONS AND ACCRUED
INTEREST RECEIVABLE                                          (370,595)          (458,014)
TREASURY STOCK, 131,900 SHARES AT COST                       (638,200)                 0
                                                          -----------        -----------
               TOTAL STOCKHOLDERS' EQUITY                   4,989,548          6,498,941
                                                          -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 9,174,182        $ 7,866,501
                                                          ===========        ===========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF LOSS
                                   (UNAUDITED)

                                                              For the Six Months Ended              For the Three Months Ended
                                                                     DECEMBER 31,                         DECEMBER 31,

                                                                 1996             1995                1996                1995
                                                            -----------        -----------        -----------        -----------
REVENUES:
        TAX PREPARATION FEES                                $   368,102        $   243,582        $   134,109        $    66,639
        FINANCIAL PLANNING SERVICES                           3,199,228          2,308,586          1,830,807          1,144,360
        DIRECT MAIL SERVICES                                  1,046,440            806,812            489,054            319,577
                                                            -----------        -----------        -----------        -----------
                   TOTAL REVENUES                             4,613,770          3,358,980          2,453,970          1,530,576
                                                            -----------        -----------        -----------        -----------

OPERATING EXPENSES:
          SALARIES & COMMISSIONS                              2,881,572          2,001,891          1,580,142          1,165,309
          GENERAL AND ADMINISTRATIVE EXPENSES                 1,064,946          1,064,946            765,254            565,528
          DIRECT MAIL COSTS                                     681,766            489,026            302,556            150,320
          RENT                                                  931,627            589,367            463,295            308,100
          DEPRECIATION & AMORTIZATION                           345,582            178,220            173,105            104,657
          ADVERTISING                                            70,300             65,681             47,606             50,375
          REIMBURSEMENT OF FINANCIAL PLANNING EXPENSES                0           (125,000)                 0                  0
                                                            -----------        -----------        -----------        -----------
                   TOTAL OPERATING EXPENSES                   6,373,252          4,264,131          3,331,958          2,344,289
                                                            -----------        -----------        -----------        -----------

OPERATING LOSS                                               (1,759,482)          (905,151)          (877,988)          (813,713)
                                                            -----------        -----------        -----------        -----------

OTHER INCOME (EXPENSES):
         INCOME (LOSS) FROM INVESTMENT IN PARTNERSHIP           (57,328)           149,660             35,259            106,326
         INTEREST INCOME                                         33,469             66,015             12,554             26,977
         INTEREST EXPENSE                                       (26,623)           (30,673)            (9,686)           (25,535)
         RENTAL INCOME                                            6,430              8,534              1,510              1,955
         REALIZED GAIN ON SALE OF MARKETABLE SECURITIES               0             86,342                  0             21,679
                                                            -----------        -----------        -----------        -----------

OTHER INCOME (EXPENSES)                                         (44,052)           279,878             39,637            131,402
                                                            -----------        -----------        -----------        -----------

LOSS/INCOME TAX BENEFIT                                      (1,803,534)          (625,273)          (838,351)          (682,311)

INCOME TAX BENEFIT                                             (730,784)          (225,000)          (352,699)          (237,252)
                                                            -----------        -----------        -----------        -----------

NET LOSS                                                    ($1,072,750)       ($  400,273)       ($  485,652)       $  (445,059)
                                                            ===========        ===========        ===========        ===========

NET LOSS PER SHARE                                                ($.19)             ($.07)             ($.09)             ($.08)
                                                            ===========         ===========        ===========        ===========
PRIMARY AND FULLY DILUTED WEIGHTED AVERAGE
          COMMON AND COMMON EQUIVALENT SHARES                 5,556,486          5,648,684          5,562,390          5,656,219
                                                            ===========        ===========         ===========        ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                              ADDITIONAL             RETAINED
                                               COMMON STOCK                     PAID-IN              EARNINGS
                                         SHARES              AMOUNT             CAPITAL              (DEFICIT)

                                        ---------           --------           -----------           -----------
FOR THE SIX MONTHS ENDED
     DECEMBER 31, 1996

BALANCE AT JULY 1,1996                  5,550,582           $ 55,505           $ 6,184,075           $   717,375


REPAYMENTS OF STOCK
SUBSCRIPTIONS

ISSUANCE OF COMMON STOCK                   28,654                287                91,725

COMPENSATION RECOGNIZED IN
   CONNECTION WITH THE
   ISSUANCE OF STOCK OPTIONS                                                        22,126

ACQUISITION OF TREASURY STOCK


ACCRUED INTEREST INCOME

NET LOSS                                                                                              (1,072,750)
                                        ---------           --------           -----------           -----------
BALANCE AT DECEMBER 31,1996             5,579,236           $ 55,792           $ 6,297,926           ($  355,375)
                                        =========           ========           ===========           ===========

FOR THE SIX MONTHS ENDED
    DECEMBER 30,1995

BALANCE AT JULY 1,1995                  5,634,864           $ 56,348           $ 5,815,194           $   805,403



REPAYMENTS OF STOCK
SUBSCRIPTIONS

CANCELLATION OF COMMON
STOCK
    PREVIOUSLY ISSUED                     (10,000)              (100)              (17,400)

ISSUANCE OF STOCK SUBSCRIPTIONS            10,455                105                59,893

ISSUANCE OF COMMON STOCK                   42,821                428               159,690

ACCRUED INTEREST INCOME

NET LOSS                                                                                                (400,273)
                                        ---------           --------           -----------           -----------
BALANCE AT DECEMBER 31, 1995            5,678,140           $ 56,781           $ 6,017,377           $   405,130
                                        =========           ========           ===========           ===========



                                       STOCK
                                    SUBSCRIPTIONS                                              TOTAL STOCK-
                                      AND ACCRUED               TREASURY STOCK                    HOLDERS
                                       INTEREST            SHARES            AMOUNT                EQUITY
                                      RECEIVABLE
                                      -----------          -------          ---------           -----------
FOR THE SIX MONTHS ENDED
     DECEMBER 31, 1996

BALANCE AT JULY 1,1996                 ($458,014)                0          $       0           $ 6,498,941


REPAYMENTS OF STOCK
SUBSCRIPTIONS                            105,998                                                    105,998

ISSUANCE OF COMMON STOCK                                                                             92,012

COMPENSATION RECOGNIZED IN
   CONNECTION WITH THE
   ISSUANCE OF STOCK OPTIONS                                                                         22,126

ACQUISITION OF TREASURY STOCK                              131,900           (638,200)             (638,200)


ACCRUED INTEREST INCOME                  (18,579)                                                   (18,579)

NET LOSS                                                                                         (1,072,750)


                                       ---------           -------          ---------           -----------
BALANCE AT DECEMBER 31,1996            ($370,595)          131,900          ($638,200)          $ 4,989,548
                                       =========           =======          =========           ===========

FOR THE SIX MONTHS ENDED
    DECEMBER 30,1995

BALANCE AT JULY 1,1995                 ($773,980)          116,964          ($411,875)          $ 5,491,090

REPAYMENTS OF STOCK
SUBSCRIPTIONS                             44,184                                                     44,184

CANCELLATION OF COMMON
STOCK
    PREVIOUSLY ISSUED                                                                               (17,500)

ISSUANCE OF STOCK SUBSCRIPTIONS          (40,000)                                                    19,998

ISSUANCE OF COMMON STOCK                                                                            160,118

ACCRUED INTEREST INCOME                  (29,859)                                                   (29,859)

NET LOSS                                                                                           (400,273)
                                       ---------           -------          ---------           -----------
BALANCE AT DECEMBER 31, 1995           ($799,655)          116,964          ($411,875)          $ 5,267,758
                                       =========           =======          =========           ===========




                   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                                DECEMBER 31,

                                                                      ------------------------------
                                                                         1996                 1995
                                                                      ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                                              $(1,072,750)       $  (400,273)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN
    OPERATING ACTIVITIES:
COMPENSATION EXPENSE RECOGNIZED IN CONNECTION WITH THE
    ISSUANCE OF STOCK OPTIONS                                              22,126            113,474
DEPRECIATION AND AMORTIZATION                                             346,682            178,220
LOSS FROM INVESTMENT IN PARTNERSHIP                                        57,328           (149,660)
INCREASE IN DEFERRED TAX ASSETS                                           (83,711)                 0
GAIN ON SALE OF MARKETABLE SECURITIES                                           0             (5,463)
EXPENSE REIMBURSEMENT FOR FINANCIAL PLANNING                                    0           (125,000)
COMPENSATION EXPENSE RECOGNIZED IN CONNECTION WITH AMORTIZATION
   OF ADVANCES TO FINANCIAL PLANNERS                                      165,676                  0
PROVISIONS FOR DOUBTFUL ACCOUNTS                                           25,000             22,289
INTEREST ON STOCK SUBSCRIPTIONS                                           (18,579)           (18,075)
(INCREASE) DECREASE IN:
PROCEEDS FROM SALE OF MARKETABLE SECURITIES                                     0            402,374
   ACCOUNTS RECEIVABLE                                                    222,762             74,947
   ADVANCES TO FINANCIAL PLANNERS                                        (106,240)                 0
   SECURITY DEPOSITS                                                      (11,754)           (75,289)
   PREPAID EXPENSES AND OTHER CURRENT ASSETS                           (1,845,413)        (1,275,772)
INCREASE (DECREASE) IN:
   ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT                  (326,971)           202,246
LIABILITIES

                                                                      -----------        -----------
NET CASH USED IN OPERATING ACTIVITIES                                  (1,971,902)        (1,055,982)
                                                                      -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
CAPITAL EXPENDITURES                                                     (308,733)          (409,656)
ACQUISITION OF INTANGIBLE ASSETS                                         (396,392)          (256,735)
INVESTMENT IN PARTNERSHIP                                                       0           (348,360)
PROCEEDS FROM RELATED PARTY TRANSACTIONS                                  268,995              1,734
PAYMENT TO RELATED PARTIES                                                (79,000)          (269,735)
                                                                      -----------        -----------
NET CASH USED IN INVESTING ACTIVITIES                                    (515,130)        (1,282,752)
                                                                      -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

PROCEEDS FROM BANK LOAN TRANSACTIONS                                    3,000,000          1,880,555
PAYMENTS OF BANK LOAN TRANSACTIONS                                       (597,225)                 0
PAYMENT OF NOTE PAYABLE                                                   (12,672)                 0
PROCEEDS FROM NOTE PAYABLE                                                100,000                  0
PROCEEDS FROM ST0CK SUBSCRIPTIONS                                         105,998                  0
PROCEEDS FROM SALE OF COMMON STOCK AND EXERCISE OF
  STOCK OPTIONS                                                            92,012             73,944
ACQUISITION OF TREASURY STOCK                                            (638,200)                 0
                                                                      -----------        -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               2,049,913          1,954,499
                                                                      -----------        -----------

NET DECREASE IN CASH                                                     (437,119)          (384,235)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                       2,221,795          1,335,762
                                                                      -----------        -----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                           $ 1,784,676        $   951,527
                                                                      ===========        ===========





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                         DECEMBER 31,
                                                                        ------------
                                                                      1996         1995
                                                                   ----------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  CASH PAYMENTS FOR THE PERIOD:


          INTEREST                                                 $ 26,624       $ 25,531
                                                                   ========       ========

          INCOME TAXES                                             $ 22,515       $122,834
                                                                   ========       ========


NON-CASH TRANSACTION:

 CONVERSION OF ADVANCES TO SHAREHOLDERS INTO NOTES RECEIVABLE      $      0       $127,395
                                                                   ========       ========




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                GILMAN + CIOCIA, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 1996
                                     (Unaudited)

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

         The consolidated financial statements and related notes thereto as of December 31, 1996 and for the six and three months ended December 31, 1996 and 1995 are presented as unaudited but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consists solely of normal recurring accruals. The consolidated balance sheet information for June 30, 1996 was derived from the audited financial statements included in the Company's Form 10-KSB/A. These interim financial statements are not necessarily indicative of the results for any future periods.

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