Form 10QSB
period 1997-03-31
GILMAN & CIOCIA INC
filed 1997-05-20
CIK 914142

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
   X           EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED 3/31/97
  ___
               TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
  ___          EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission file number 000-22996

                              GILMAN & CIOCIA, INC.
                 (Name of small business issuer in its charter)

        Delaware                                             11-2587324
( State of jurisdiction                                  ( I.R.S. Employer
  of incorporation or                                     Identification No.)
  organization)

475 Northern Boulevard, Great Neck, NY                                11021
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


Yes        X                      No
        _______                       ______

         State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date.

         As of May 13, 1997, 5,579,236 shares of the issuer's common equity
         ------------------------------------------------------------------
         were outstanding.
         ----------------

                                     PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

                                                                                Page
                                                                                ----
Consolidated Balance Sheets as of  March 31, 1997 and
June 30, 1996                                                                   F-1 - F-2

Consolidated Statements of Operations for the nine and three-months
ended March 31, 1997 and 1996                                                   F-3

Consolidated Statements of Stockholders' Equity for the nine months
ended March 31, 1997 and 1996                                                   F-4 - F-5

Consolidated Statements of Cash Flows for the nine months ended
March 31, 1997 and 1996                                                         F-6 - F-7

Notes to Consolidated Financial Statements                                      F-8 - F-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

PLAN OF OPERATION

         Over the past two fiscal years, the Company opened 74 new offices, which represent 60% of all offices at March 31, 1997. The Company plans to continue its expansion and open new offices during the next year (although no specific target has been set), recruit successful financial planners and acquire existing tax preparation practices. The Company anticipates funding this growth through operating profits, use of its short-term line of credit and the availability of additional funds through the exercise of outstanding options and warrants. However, there can be no assurance that any of such options or warrants will be exercised.

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

                  During the Company's 1996 fiscal year, the Company commenced operations of a direct mail division in order to control the substantial costs of advertising its many offices. The Company believes that the direct mail division will eventually result in lower advertising costs on a per-office basis, as the Company takes advantage of economies of scale. The Company intends for its direct mail division to operate as an independent division and solicit its own customers for its direct mail services.

         No events or transactions have occurred subsequent to March 31, 1997, and the Company is not aware of any material trend, that would materially affect an investor's understanding of the Company's financial condition or its results of operations.


RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 1997 AND 1996 COMPARED.

         The Company's revenues for the nine months ended March 31, 1997 were $14,427,028 as compared to revenues of $11,701,354 for the comparable period of the prior year. The increase in revenues of 23.3% for the nine months ended March 31, 1997 from the comparable period of the prior year is attributable to the opening of eight new offices in January 1997 (which generated tax preparation revenues that contributed approximately $383,000 of the increase in tax preparation revenues for the nine months ended March 31, 1997) (the "1997 New Offices") and to the existing offices (which accounted for additional tax preparation revenues of $435,000 from the forty-four offices opened in January 1996 (the "1996 New Offices") as well as approximately $858,000 from all other offices opened prior to January 1996), increased financial planning revenues of approximately $826,000 (which was primarily generated in the pre-1997 offices), and increased revenues of approximately $223,000 from the direct mail division.

         The Company's total revenues for the nine months ended March 31, 1997 consist of $7,987,260 for tax preparation services, $4,665,163 for financial planning services, and $1,774,605 for direct mail services. The Company's total revenues for the nine months ended March 31, 1996 consist of $6,311,380 for tax preparation services, $3,838,728 for financial planning services and $1,551,246 for direct mail division.

         The increase in the Company's financial planning revenues for the nine months ended March 31, 1997 compared to the nine months ended March 31, 1996 of approximately 21.5% was substantially the same as the Company's overall 23.3% growth in revenues between the two periods. The increase in such financial planning revenues is attributable to the integration of 10 additional financial planners, a $404,906 increase in revenues attributable to Gilbert Financial Services, Inc. for the nine months ended March 31, 1997 as compared to the comparable period of the prior year, and ordinary growth in the Company's operations.

         The Company's operating expenses for the nine months ended March 31, 1997 were $14,525,747 as compared to operating expenses of $11,957,378 for the comparable period of the prior year. The 21.5% increase in the Company's operating expenses for its nine months ended March 31, 1997 from the comparable period of the prior year was attributable to increases of $1,165,403 in salaries and commissions; $218,775 in general and administrative expenses; $401,529 for rent; $272,356 for depreciation and amortization; $413,784 in advertising; and $125,000 as a result of the Company having not received a reimbursement of financial planning expenses in the nine months ended March 31, 1997.

        The increase in salaries and commissions is due to increased salaries and commissions for the personnel working at the 1997 New Offices of approximately $160,000, the 1996 New offices of approximately $137,000 and increased salaries and commissions for personnel working at existing offices of approximately $1,020,000 offset by a decrease of approximately $152,000 in compensation recognized in connection with the issuance of stock. The increase consists of approximately $967,000 and $198,000 for tax preparation and financial planning salaries and commissions, respectively, resulting from increased preparation of tax returns and investments by clients.

         The increase in rent is due to the 1997 New Offices of approximately $47,000, 1996 New Offices in the amount of approximately $255,000 and to normal increases of approximately $100,000 in rent for existing offices.

         The increase of approximately $218,775 in general and administrative expenses is primarily due to increased office expenses of $193,000 in connection with the 1997 New Offices and increased business at the 1996 New Offices and existing offices.

         The 83.3% increase in depreciation and amortization (approximately $3,000 for the 1997 New Offices, approximately $74,000 for the 1996 New Offices and $195,000 for existing offices) is due primarily to acquisitions of approximately $2,400,000 in fixed assets and intangibles made during the Company's last two fiscal years plus the $998,000 made during the nine months of the Company's 1997 fiscal year.


         The increase in advertising of $413,784 is primarily due to an increase of approximately 1,500,000 additional pieces of mail distributed during the three months ended March 31, 1997 as well as increased costs of material totaling approximately $375,000. The increased volume is due to the opening of the 1997 New Offices and increased mailings to the 1996 New Offices and existing offices due to the positive response received in the prior year.

         The decrease in other income of $354,747 or 117% is primarily due to the decrease of approximately $185,000 in income from the Company's investment in partnership (such partnership, a private investment partnership that invests in fluctuating marketable securities, and in which the Company has invested certain available funds, experienced a decline in its portfolio value during the nine months ended March 31, 1997 as compared to appreciation in the comparable period of the prior year) an increase in interest expense of approximately $42,000 due to the increased borrowings of approximately $1,700,000 under the Company's bank loans and a decrease of approximately $91,000 in realized gain on the sale of marketable securities.

         The Company's loss before income tax benefit for the nine months ended March 31, 1997 is $150,168 as compared to income before provision for income taxes of $47,274 for the nine months ended March 31, 1996. The increased loss is primarily attributable to the decrease in income from investment in partnership of approximately $185,000.

THREE MONTHS ENDED MARCH 31, 1997 AND 1996 COMPARED.

         The Company's revenues for the three months ended March 31, 1997 were $9,813,258 as compared to revenues of $8,303,320 for the comparable period of the prior year. The increase in revenues of 18.2% for the quarter ended March 31, 1997 from the comparable period of the prior year is attributable to the eight New Offices opened in January 1997 (which generated tax preparation revenues that contributed approximately $383,000 of the increase in tax preparation revenues in the quarter ended March 31, 1997) the opening of the 1996 New Offices (which generated tax preparation revenues that contributed approximately $395,000 of the increase in tax preparation revenues in the quarter ended March 31, 1997) and to the existing offices (which accounted for $770,000 of additional tax preparation revenues) and increased revenues of approximately $23,000 from the direct mail division offset by a decrease in financial planning revenues of approximately $61,000.

         The Company's total revenues for the quarter ended March 31, 1997 consist of $7,619,158 for tax preparation services, $1,465,935 for financial planning services, and $728,165 for direct mail services. The Company's total revenues for its quarter ended March 31, 1996 consist of $6,071,507 for tax preparation services, $1,526,951 for financial planning services and $704,862 for direct mail division.

         The Company's operating expenses for the quarter ended March 31, 1997 were $8,152,495 as compared to operating expenses of $7,654,193 for the comparable period the prior year. The 6.5% increase in the Company's operating expenses for its quarter ended March 31, 1997 from the comparable period of the prior year was attributable to increases of $409,165 in advertising; $219,384 in salaries and commissions; $59,269 in rent and $104,994 in depreciation and amortization offset by a decrease of $221,190 for direct mail costs.

         The increase in advertising of $409,165 is primarily due to an increase of approximately 1,500,000 additional pieces of mail distributed during the three months ended March 31, 1997 as well as increased costs of materials totaling approximately $375,000. The increased volume is due to the 1997 New Offices and increased mailings to the 1996 New Offices and existing offices due to the positive response received in the prior year.

         The increase in salaries and commissions is due to increased salaries and commissions for the personnel working at the 1997 New Offices of approximately $160,000, the 1996 New Offices of approximately $83,000 and approximately $139,000 for existing offices offset by decreases of approximately $75,000 for financial planning salaries and approximately $88,000 for compensation recognized in connection with the issuance of stock. The increase in salaries and commissions consists of approximately $294,000 for tax preparation salaries in connection with increased preparation of the tax returns offset by a decrease of approximately $75,000 for financial planning salaries and commissions attributable to a decrease in investments by clients.

         The 70.6% increase in depreciation and amortization (approximately $3,000 for the 1997 New Offices, $12,000 for the 1996 New Offices and $89,000 for existing offices) is due primarily to acquisitions of fixed assets and intangibles made during the Company's last two fiscal years plus the $998,000 made during the nine months ended March 31, 1997.

         The decrease in other income of $30,817 or 131.6% is primarily due to an increase of approximately $47,000 in interest expense which is due to the $1,700,000 in increased borrowings.

         The Company's income before provision for income taxes for the three months ended March 31, 1997 was $1,653,366 as compared to $672,547 for the three months ended March 31, 1996. The increase is attributable to the increased operating income of approximately $1,012,000 resulting primarily from increased tax preparation revenues of approximately $1,500,000 offset by a decrease in other expenses of approximately $31,000.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flows used in operating activities was approximately $840,000 for the nine months ended March 31, 1997 as compared to cash flows provided by operating activities of approximately $974,000 for the nine months ended March 31, 1996. The decrease of approximately $1,814,000 is primarily due to a decrease in proceeds from the sales of marketable securities of approximately $2,080,000, which were used to fund the acquisition and start-up of operations of the 1996 New Offices, an increase in advances to financial planners of approximately $106,000 and an increase in accounts receivable of approximately $577,000 due to the seasonality of the Company's operations. These increases were offset by an increase in net loss plus non-cash adjustments of approximately $830,000. This increase is primarily due to increased depreciation and amortization of approximately $272,000, increased compensation recognized in connection with the amortization of advances to financial planners and the forgiveness of loans to related parties of approximately $308,000, the decrease in gain from investment in partnership of approximately $185,000 and an increased provision for doubtful accounts of approximately $125,000.

         Net cash used in investing activities was approximately $553,000 and $2,148,000 for the nine months ended March 31, 1997 and 1996, respectively. The decrease of approximately $1,595,000 is primarily due to increased proceeds from related party transactions of approximately $269,000 offset by decreased payments of $550,000, a decrease in capital expenditures of approximately $187,000 due to the opening of only eight new offices in early 1997 as compared to forty-four new offices opened in early 1996 and a return of capital of approximately $252,00 from the Company's investment in partnership as compared to contributions totaling $348,000 during the nine months ended March 31, 1996.

         Net cash provided by financing activities increased by approximately $766,000 to approximately $2,544,000 from $1,779,000 due to increased proceeds from bank loan transactions of approximately $2,161,000 and proceeds from note payable of $200,000 offset by repayments of bank loan transactions and note payable of approximately $791,000, the acquisition of treasury stock for approximately $685,000 and a decrease of approximately $71,000 in proceeds from the sale common stock and the exercise of stock options.

         The Company has two credit facilities with a bank. The first facility is a line of credit for up to $2,500,000, which expires on October 31, 1997. Borrowings under this line are in the form of short-term notes with interest charged monthly at the bank's prime lending rate plus 1-1/2 %. At March 31, 1997, the Company had an outstanding principal balance of $2,500,000.

         The second credit facility is an installment note in the principal amount of $1,000,000. The note is payable in 36 equal monthly installments of approximately $28,000, plus interest at the bank's prime lending rate plus 1 3/4%. The final installment is due December, 1999. At March 31, 1997, the note had an outstanding principal balance amounting to $917,000.

         In July 1996, the Company acquired a building to house one of its offices in Babylon, NY for approximately $221,000. In January 1997, the Company acquired a building to house one of its offices in Massachusetts for approximately $190,000.

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

         In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which is effective for transactions entered into for fiscal years that begin after December 15, 1995. SFAS No. 123 establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company's adoption of the employee stock-based compensation provisions of SFAS No. 123 as of July 1, 1996 will require disclosure of the pro forma net income and pro forma net income per share amounts assuming the fair value method was adopted July 1, 1995. The adoption of this standard did not impact the Company's consolidated results of operations, financial position or cash flows.

         In February 1997, FASB issued Statement No. 128, "Earnings Per Share," which is effective for fiscal years ending after December 15, 1997. The Company will adopt Statement No. 128 for the year ended June 30, 1998. The adoption of this standard will not have a material impact on the Company's earnings per share on a fully dilutive basis.

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

         No Report on Form 8-K was filed by the Company during the quarter ended March 31, 1997.

                                    SIGNATURE

         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 19, 1997

GILMAN & CIOCIA, INC.




By/s/Thomas Povinelli
--------------------
Thomas Povinelli
Chief Financial Officer

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                            MARCH 31,           JUNE 30,
                                                               1997               1996
                                                               ----               ----
                                                           (Unaudited)
CURRENT ASSETS:
     CASH & CASH EQUIVALENTS                                $ 3,373,671       $2,221,795
     ACCOUNTS RECEIVABLE, NET                                 3,347,900          976,686
     RECEIVABLE FROM RELATED PARTIES, CURRENT PORTION           213,177          403,545
     PREPAID EXPENSES AND OTHER CURRENT ASSETS                   66,173          100,866
                                                            -----------       ----------
           TOTAL CURRENT ASSETS                               7,000,921        3,702,892
                                                            -----------       ----------

PROPERTY & EQUIPMENT, NET                                     1,795,280        1,501,701
                                                            -----------       ----------

OTHER ASSETS:
     INTANGIBLE ASSETS, NET                                   1,135,702        1,030,820
     INVESTMENT IN PARTNERSHIP                                  367,240          646,525
     ADVANCES AND NOTES RECEIVABLE FROM FINANCIAL
      PLANNERS                                                  398,114          501,531
     SECURITY DEPOSITS                                          218,633          209,852
     RECEIVABLES FROM RELATED PARTIES, NET OF CURRENT
      PORTION                                                    15,080          139,595
     DEFERRED TAX ASSETS                                        233,929          133,585
                                                            -----------       ----------
          TOTAL OTHER ASSETS                                  2,368,698        2,661,908
                                                            -----------       ----------

TOTAL ASSETS                                                $11,164,899       $7,866,501
                                                            ===========       ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                MARCH 31,             JUNE 30,
                                                                  1997                  1996
                                                                  ----                  ----
                                                               (Unaudited)
CURRENT LIABILITIES:
     SHORT-TERM BORROWINGS                                    $  2,874,998        $   680,556
     ACCOUNTS PAYABLE                                              102,109            291,554
     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES              1,508,267            395,450
                                                              ------------        -----------

         TOTAL CURRENT LIABILITIES                               4,485,374          1,367,560


     NOTE PAYABLE - BANK, NET OF CURRENT PORTION                   583,333                  0
     NOTE PAYABLE - OTHER, NET OF CURRENT PORTION                   50,000                  0
                                                              ------------        -----------

                                                                 5,118,707          1,367,560
                                                              ------------        -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     PREFERRED STOCK - $.001 PAR VALUE
        AUTHORIZED - 100,000 SHARES
        ISSUED - NONE                                                    0                  0
     COMMON STOCK - $.01 PAR VALUE
        AUTHORIZED - 9,000,000 SHARES
        ISSUED AND OUTSTANDING -5,579,236 and 5,550,582
            SHARES RESPECTIVELY                                     55,792             55,505
     ADDITIONAL PAID IN CAPITAL                                  6,260,593          6,184,075
     RETAINED EARNINGS                                             624,824            717,375
                                                              ------------        -----------

                                                                 6,941,209          6,956,955
STOCK SUBSCRIPTIONS AND ACCRUED
   INTEREST RECEIVABLE                                            (253,386)          (458,014)
TREASURY STOCK, 145,033 SHARES  AT COST                           (641,631)                 0
                                                              ------------        -----------

               TOTAL STOCKHOLDERS' EQUITY                        6,046,192          6,498,941
                                                              ------------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 11,164,899        $ 7,866,501
                                                              ============        ===========









                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       For the Nine Months Ended     For the Three Months Ended
                                                                               MARCH 31,                        MARCH 31,
                                                                         1997           1996             1997                1996
                                                                    --------------------------------------------------------------
 REVENUES:
        TAX PREPARATION FEES                                        $  7,987,260     $  6,311,380     $ 7,619,158     $ 6,071,507
        FINANCIAL PLANNING SERVICES                                    4,665,163        3,838,728       1,465,935       1,526,951
        DIRECT MAIL SERVICES                                           1,774,605        1,551,246         728,165         704,862
                                                                    ------------     ------------     -----------     -----------

                   TOTAL REVENUES                                     14,427,028       11,701,354       9,813,258       8,303,320
                                                                    ------------     ------------     -----------     -----------

OPERATING EXPENSES:
          SALARIES & COMMISSIONS                                       6,049,569        4,884,166       3,167,997       2,948,613
          GENERAL AND ADMINISTRATIVE EXPENSES                          2,765,268        2,546,493       1,302,863       1,376,183
          DIRECT MAIL COSTS                                              961,780          990,258         280,014         501,204
          RENT                                                         1,413,391        1,011,862         481,764         422,495
          DEPRECIATION & AMORTIZATION                                    599,366          327,010         253,784         148,790
          ADVERTISING                                                  2,736,373        2,322,589       2,666,073       2,256,908
          REIMBURSEMENT OF FINANCIAL PLANNING EXPENSE                          0         (125,000)              0               0
                                                                    ------------     ------------     -----------     -----------


                   TOTAL OPERATING EXPENSES                           14,525,747       11,957,378       8,152,495       7,654,193
                                                                    ------------     ------------     -----------     -----------

OPERATING INCOME (LOSS)                                                  (98,719)        (256,024)      1,660,763         649,127
                                                                    ------------     ------------     -----------     -----------

OTHER INCOME (EXPENSES):
         INCOME (LOSS) FROM INVESTMENT IN PARTNERSHIP                     26,962          212,086          84,290          62,426
         INTEREST INCOME                                                  47,332           76,911          13,864          10,896
         INTEREST EXPENSE                                               (132,922)         (90,448)       (106,299)        (59,775)
         RENTAL INCOME                                                     7,179           13,574             748           5,040
         REALIZED GAIN ON SALE OF MARKETABLE SECURITIES                        0           91,175               0           4,833
                                                                    ------------     ------------     -----------     -----------

OTHER INCOME (EXPENSES)                                                  (51,449)         303,298          (7,397)         23,420
                                                                    ------------     ------------     -----------     -----------

NET INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT )                (150,168)          47,274       1,653,366         672,547

INCOME TAX PROVISION (BENEFIT)                                           (57,617)          17,964         673,167         255,568
                                                                    ------------     ------------     -----------     -----------

NET INCOME (LOSS)                                                   ($    92,551)    $     29,310     $   980,199     $   416,979
                                                                    ============     ============     ===========     ===========


NET INCOME (LOSS) PER SHARE                                         ($      .02)    $           0     $       .18     $       .06
                                                                    ============     ============     ===========     ===========

PRIMARY AND FULLY DILUTED WEIGHTED AVERAGE
                COMMON AND COMMON EQUIVALENT SHARES                    5,575,765        6,615,982       5,439,253       6,750,923
                                                                    ============     ============     ===========     ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                 STOCK
                                                                                              SUBSCRIPTIONS
                                                                  ADDITIONAL                   AND ACCRUED
                                COMMON STOCK                       PAID-IN      RETAINED        INTEREST
                                   SHARES            AMOUNT        CAPITAL      EARNINGS       RECEIVABLE
                                ---------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED
  MARCH 31, 1997
BALANCE AT JULY 1, 1996          5,550,582          $ 55,505      $6,184,075    $ 717,375        ($458,014)


REPAYMENTS OF STOCK
    SUBSCRIPTIONS                                                                                  228,353

ISSUANCE OF COMMON STOCK            28,654               287          91,725


COMPENSATION RECOGNIZED IN
   CONNECTION WITH THE
   ISSUANCE OF STOCK                                                 (25,419)


ISSUANCE OF TREASURY STOCK
   AS BONUS TO EMPLOYEES


ACQUISITION OF TREASURY STOCK


ACCRUED INTEREST INCOME                                                                            (23,725)

INCOME TAX BENEFIT RELATED
   TO EXERCISE OF COMMON
   STOCK OPTION                                                       10,212

NET LOSS                                                                          (92,551)
                                 -------------------------------------------------------------------------
BALANCE AT MARCH 31, 1997        5,579,236          $ 55,792      $6,260,593     $624,824        ($253,386)
                                 =========================================================================


                                                                   TOTAL STOCK-
                                          TREASURY STOCK             HOLDERS'
                                        SHARES      AMOUNT           EQUITY

                                   --------------------------------------------
FOR THE NINE MONTHS ENDED
  MARCH 31, 1997
BALANCE AT JULY 1, 1996                    0          $0           $6,498,941


REPAYMENTS OF STOCK
    SUBSCRIPTIONS                                                     228,353

ISSUANCE OF COMMON STOCK                                               92,012


COMPENSATION RECOGNIZED IN
   CONNECTION WITH THE
   ISSUANCE OF STOCK                                                  (25,419)


ISSUANCE OF TREASURY STOCK
   AS BONUS TO EMPLOYEES               (8367)     42,882               42,882

ACQUISITION OF TREASURY STOCK        153,400    (684,513)            (684,513)


ACCRUED INTEREST INCOME                                               (23,725)

INCOME TAX BENEFIT RELATED
   TO EXERCISE OF COMMON
   STOCK OPTIONS                                                       10,212

NET LOSS                                                              (92,551)
                                     ----------------------------------------
BALANCE AT MARCH 31, 1997            145,033   ($641,631)          $6,046,192
                                     ========================================



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                STOCK
                                                                                             SUBSCRIPTIONS
                                                                 ADDITIONAL                    AND ACCRUED
                                COMMON STOCK                      PAID-IN        RETAINED       INTEREST
                                   SHARES            AMOUNT        CAPITAL       EARNINGS      RECEIVABLE
                                ---------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED
    MARCH 31,1996
BALANCE AT JULY 1, 1995          5,634,864          $ 56,348      $5,815,194     $805,403        ($773,980)


REPAYMENTS OF STOCK
    SUBSCRIPTIONS                                                                                  292,731

CANCELLATION OF COMMON
    STOCK PREVIOUSLY ISSUED        (10,000)             (100)        (17,400)


ISSUANCE OF  STOCK
    SUBSCRIPTIONS                   10,455               105          59,893                       (40,000)

ISSUANCE OF COMMON STOCK            42,821               428         159,690


COMPENSATION RECOGNIZED IN
   CONNECTION WITH THE ISSUANCE
   OF STOCK OPTIONS                                                   34,113


ACCRUED INTEREST  INCOME                                                                           (39,899)


NET INCOME                                                                         29,310

                                 -------------------------------------------------------------------------
BALANCE AT MARCH 31, 1996        5,678,140           $56,781      $6,051,490     $834,713        ($561,148)
                                 =========================================================================


                                                                   TOTAL STOCK-
                                          TREASURY STOCK             HOLDERS'
                                        SHARES      AMOUNT           EQUITY

                                   --------------------------------------------
FOR THE NINE MONTHS ENDED
    MARCH 31,1996
BALANCE AT JULY 1, 1995              116,964   ($411,875)          $5,491,090


REPAYMENTS OF STOCK
    SUBSCRIPTIONS                                                     292,731

CANCELLATION OF COMMON
    STOCK PREVIOUSLY ISSUE                                            (17,500)


ISSUANCE OF  STOCK
    SUBSCRIPTIONS                                                      19,998

ISSUANCE OF COMMON STOCK                                              160,118


COMPENSATION RECOGNIZED IN
   CONNECTION WITH THE
   ISSUANCE OF STOCK
   OPTIONS                                                             34,113


ACCRUED INTEREST  INCOME                                              (39,899)


NET INCOME                                                             29,310

                                     ----------------------------------------
BALANCE AT MARCH 31, 1996            116,964   ($411,875)          $5,969,961
                                     ========================================



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                             MARCH 31,
                                                                             ---------
                                                                       1997              1996
                                                                       ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                                                  $   (92,551)    $    29,310
ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME TO NET CASH
    (USED IN) PROVIDED BY OPERATING ACTIVITIES:
COMPENSATION EXPENSE RECOGNIZED IN CONNECTION WITH THE
    ISSUANCE OF STOCK OPTIONS                                           17,463          34,113
DEPRECIATION AND AMORTIZATION                                          599,366         327,010
(GAIN) LOSS FROM INVESTMENT IN PARTNERSHIP                              26,962        (212,086)
INCREASE IN DEFERRED TAX ASSETS                                       (100,344)              0
LOSS ON SALE OF MARKETABLE SECURITIES                                        0          16,216
EXPENSE REIMBURSEMENT FOR FINANCIAL PLANNING                                 0        (125,000)
COMPENSATION EXPENSE RECOGNIZED IN CONNECTION WITH AMORTIZATION
   OF ADVANCES TO FINANCIAL PLANNERS                                   209,032               0
PROVISIONS FOR DOUBTFUL ACCOUNTS                                       147,188          22,289
COMPENSATION EXPENSE RECOGNIZED IN
   CONNECTION WITH FORGIVENESS OF
   LOANS TO RELATED PARTIES                                            121,953          23,276
INTEREST ON STOCK SUBSCRIPTIONS                                        (23,725)        (39,899)
(INCREASE) DECREASE IN:
   PROCEEDS FROM SALE OF MARKETABLE SECURITIES                               0       2,079,534
   ACCOUNTS RECEIVABLE                                              (2,518,402)     (1,941,829)
   ADVANCES TO FINANCIAL PLANNERS                                     (105,615)              0
   SECURITY DEPOSITS                                                    (8,781)        (99,584)
   PREPAID EXPENSES AND OTHER CURRENT ASSETS                            34,693          67,411
INCREASE (DECREASE) IN:
   ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT
   LIABILITIES                                                         852,809         793,423
                                                                   -----------     -----------
NET CASH  (USED IN) PROVIDED BY OPERATING ACTIVITIES                  (839,952)        974,184
                                                                   -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

CAPITAL EXPENDITURES                                                  (593,762)       (781,114)
ACQUISITION OF INTANGIBLE ASSETS                                      (404,065)       (392,901)
INVESTMENT IN PARTNERSHIP                                              252,323        (348,360)
PROCEEDS FROM RELATED PARTY TRANSACTIONS                               271,930           3,171
PAYMENT TO RELATED PARTIES                                             (79,000)       (628,740)
                                                                   -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES                                 (552,574)     (2,147,944)
                                                                   -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

PROCEEDS FROM BANK LOAN TRANSACTIONS                                 3,500,000       1,338,889
PAYMENTS OF BANK LOAN TRANSACTIONS                                    (722,225)              0
PROCEEDS FROM NOTE PAYABLE - OTHER                                     200,000               0
PAYMENT OF NOTE PAYABLE - OTHER                                        (69,225)        (15,681)
REPAYMENT OF STOCK SUBSCRIPTIONS                                       228,353         292,731
PROCEEDS FROM SALE OF COMMON STOCK AND EXERCISE OF STOCK                92,012         162,616
OPTIONS
ACQUISITION OF TREASURY STOCK                                         (684,513)              0
                                                                   -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            2,544,402       1,778,555
                                                                   -----------     -----------

NET INCREASE IN CASH                                                 1,151,876         604,795

CASH AND CASH EQUIVALENTS, AT BEGINNING OF  PERIOD                   2,221,795       1,335,762
                                                                   -----------     -----------

CASH AND CASH EQUIVALENTS, AT END OF  PERIOD                       $ 3,373,671     $ 1,940,557
                                                                   ===========     ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       NINE MONTHS ENDED
                                                           MARCH 31,
                                                        1997        1996
                                                    --------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 CASH PAYMENTS FOR THE PERIOD:

          INTEREST                                  $132,752    $ 90,448
                                                    ========    ========

          INCOME TAXES                              $ 35,940    $122,834
                                                    ========    ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              GILMAN + CIOCIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997
                                   (Unaudited)


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

         The consolidated financial statements include the accounts of Gilman + Ciocia, Inc. and its two wholly-owned subsidiaries, JT Securities, Inc. and Gilbert Financial Services, Inc., and a 50% owned subsidiary, Suffolk Service Bureau Corp. ("Suffolk") and have been prepared as if the entities had operated as a single consolidated group since their respective dates of incorporation. All intercompany balances and transactions have been eliminated.

         The Company acquired Suffolk effective July 1, 1996 over which it exercises control. Suffolk is a provider of income tax preparation and financial planning services to individuals and businesses.

         The Company dissolved its inactive wholly owned subsidiary BT Telemarketing as of January 6, 1997.

         The consolidated financial statements and related notes thereto as of March 31, 1997 and for the nine and three months ended March 31, 1997 and 1996 are presented as unaudited, but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consists solely of normal recurring accruals. The consolidated balance sheet information for June 30, 1996 was derived from the audited financial statements included in the Company's Form 10-KSB/A. These interim financial statements are not necessarily indicative of the results for any future periods.

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

         Certain items in the 1996 presentation were reclassified to conform with the 1997 presentation.

NOTE 2- RECENT ACCOUNTING PRONOUNCEMENT

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is effective for fiscal years ending after December 15, 1997. The Company will adopt Statement No. 128 for the year ended June 30, 1998. The adoption of this standard will not have a material impact on the Company's earnings per share on a fully dilutive basis.