Form 10KSB40
period 1997-06-30
GILMAN & CIOCIA INC
filed 1997-10-15
CIK 914142

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

X Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) For the fiscal year ended June 30, 1997.
__ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

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

Securities registered under Section 12(g) of the Act:
         Title of each class                            Name of each exchange
                                                        on which registered
Common Stock, par value
     $.01 Per share                                     N/A

Redeemable Warrants to purchase
Common Stock                                            N/A


         Check whether the issuer: (1) filed reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No ____

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

         State issuer's revenues for its most recent fiscal year. $19,071,889

         The aggregate market value of the voting stock held by non-affiliates as of September 30, 1997 was $15,128,289 based on a sale price of $5.0625.

         State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 1997, 5,588,913 shares of the issuer's common equity were outstanding.

         Transitional Small Business Disclosure Format (check one): Yes__ No X

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         Gilman & Ciocia, Inc. (the "Company") was incorporated under the laws of the State of Delaware on September 3, 1993, the successor in interest to Gilman & Ciocia, Inc., a New York corporation organized on November 4, 1981 and is a preparer of federal, state and local income tax returns. The Company also earns revenues from acting as an insurance agent and mortgage broker. In addition, the Company's wholly owned subsidiary, JT Securities, Inc. (a registered securities broker/dealer and a registered investment advisor )("JT Securities"), earns a significant portion of the Company's revenues by effecting limited transactions in securities for its clients, providing office space, clerical support and client references to registered representatives of another registered securities broker/dealer. Such registered representatives are employees or affiliated financial planners of the Company and effect transactions in securities on behalf of clients of the Company. The Company also has a division operating as a direct mail service.

          The Company has a total of one hundred and twenty one offices: forty one in New York, sixteen in New Jersey, nine in Florida, nine in Arizona, nine in Ohio, seven in Maryland, seven in Connecticut, seven in Washington, six in Massachusetts, five in Nevada, two in California, two in Pennsylvania and one in Kentucky, and it maintains its principal executive office at 475 Northern Boulevard, Great Neck, NY 11021, telephone (516) 482-4860.

         The Company opened fifteen offices in January 1994, twenty two offices in January 1995, forty four offices in 1996, closing four in the first half of 1996 and eight in 1997.

         In December 1994, the Company consummated its initial public offering ("IPO") of 507,926 units, including the underwriter's overallotment option, of its securities to the public for $7.00 per unit. Each unit consisted of two shares of the Company's common stock and a warrant to purchase another share of common stock at $4.67 per share. Proceeds of the offering less underwriting discounts of approximately $278,000 were approximately $3,277,000. Expenses for the IPO totaled approximately $190,000, resulting in net proceeds to the Company of approximately $3,087,000. In connection with the IPO, the Company issued warrants to purchase 50,783 units to the underwriter at an exercise price of $8.40.

         On February 10, 1995, effective November 1, 1994, the Company acquired all the outstanding stock of Gilbert Financial Services Inc. (a Florida Corporation) in exchange for 203,428 shares of the Company's common stock.

         On June 30, 1995, the Company acquired certain assets in order to commence a direct mail service business under the name of "Progressive Mailing." The Company uses direct mail as its main form of advertising and has expanded its Progressive Mailing operations into an independent business.



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

TAX RETURN PREPARATION

         The Company prepares federal, state and local income tax returns for individuals, predominantly in the middle and upper income brackets. The preparation of a tax return by the Company usually involves a personal meeting at the office between a prospective client and an employee of the Company. At the meeting, the Company's employee solicits from the client the information on income and deductions and family status necessary to prepare the client's tax return. The Company uses publicly available computer software packages for the processing of tax returns for which it pays standard licensing fees and royalties. After the meeting, drafts of the client's tax returns are prepared. After review and final correction by the tax preparer, the returns are delivered to the client for filing. If the client desires, the client then meets with a financial planner. See "DESCRIPTION OF BUSINESS --Financial Planning Services."

         In keeping with the trend toward increasingly automated filing of income tax returns, the Company offers to clients the option of filing their federal income tax returns electronically. Under this system, the final federal income tax return is transmitted to the Internal Revenue Service ("IRS") through a publicly available software package.

         Refund anticipation loans are also available to the clients of the Company through arrangements with approved banking institutions. Using this service, a client is able to receive a check in the amount of his federal refund, drawn on an approved bank, at the office where he or she had his or her return prepared. The Company acts only as a facilitator between the client and the bank in preparing and submitting the loan documentation and receives a fee for these services payable upon consummation of the loan. The Company has no liability in connection with these loans. The Company makes no such loans, and its funds are not disbursed in any fashion to reimburse customers.

         None of the Company's full-time tax preparers is a certified public accountant, and, therefore, they are limited in the representation that they can provide to clients of the Company on an audit by the Internal Revenue Service (the "IRS"). The Company provides training seminars for all tax preparers. Training for seasonal preparers consists of a biweekly tax course that runs from September through December from 9 a.m. - 4 p.m. on Saturdays. This course covers all aspects of tax return preparation. In addition, a one-day seminar is given in January which covers all new tax law changes as well as a general review of the process of tax return preparation.

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


SEASONALITY

         The Company's tax preparation business is conducted predominantly in the months of February, March and April when most individuals prepare their federal, state and local income tax returns. The Company hires approximately 500 seasonal employees in conjunction with the utilization of its existing employees to meet the demand imposed during those months, and as a result, has avoided opening offices especially for tax season and closing them after the peak period.

         To assist in funding operations during the off season and to facilitate its plans for expansion, the Company has a credit facility in the form of a line of credit up to $3,500,000. Borrowings under this line are in the form of short-term notes with interest charged monthly at the bank's prime lending rate plus 1 1/2 % to 1-3/4%.


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


RELATIONSHIP WITH REGISTERED REPRESENTATIVES OF BROKER/DEALERS

         A number of the Company's full-time employees and affiliated financial planners are registered representatives ("Registered Representatives") of Royal Alliance Associates, Inc. ("Royal Alliance"), an unaffiliated corporation, which is a registered securities broker/dealer and a member of the NASD. Three of such full-time employees (all of whom are officers of the Company) are also Registered Representatives of JT Securities.

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



MARKETING

         Most of the Company's clients are repeat clients from prior years. The majority of clients in each office return to the Company for tax preparation services during the following years, and the retention rate is approximately 75%. In addition, the Company markets its services principally through direct mail and promotions.

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


TRADEMARKS

         The Company has registered its "Gilman & Ciocia" trademark with the U.S. Patent and Trademark Office. No assurance can be given that the Company would be able successfully to defend its trademark if forced to litigate its enforceability. The Company believes that its trademark "Gilman & Ciocia" constitutes a valuable marketing factor. If the Company were to lose the use of such trademark, its sales could be adversely affected.


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

         The Company's principal marketing medium is direct mail solicitation, and the Company's solicitations constitute the majority of Progressive Mailing's services. Currently, Progressive Mailing is soliciting business solely through word of mouth and referrals. The Company has hired a salesperson to help market its services.

         The direct mail business is highly competitive with many large and small entities competing for business. The principal factors of competition are timeliness, accurate service and price.

         At September 30, 1997, the Company employed twenty one persons on a full-time basis in its Progressive Mailing division: one executive person, one clerical personnel, and nineteen staff personnel.


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

         To represent a taxpayer before the IRS after the initial audit, an individual must meet certain requirements. Only an attorney, a certified public accountant or a person specifically enrolled to practice before the IRS can represent a taxpayer in such circumstances. Several of the employees of the Company meet such requirements. Most of the full-time employees of the Company, therefore, are limited in that they may appear as a representative of a taxpayer only through the stage of an audit examination at the office of a District Director, and then only upon complying with applicable regulations.

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

         The registered representatives themselves are strictly regulated in their activities as registered representatives of a securities broker/dealer under the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder, state regulation, the rules of the NASD and by the rules and regulations of the broker/dealer.

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

         JT Securities has not registered as a broker/dealer in any states other than New York and Florida, although the Company has offices in ten other states. The Company does not believe that JT Securities is currently required to so register. The State of Washington made written inquiries in 1996 regarding possible requirements for JT Securities to register as a securities broker/dealer in the State of Washington. The Company responded to such inquiries and has not received any further communication from the State of Washington in this regard.




EMPLOYEES

         At September 30, 1997, the Company employed 198 persons on a full-time basis, including the Company's four officers. See "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS." The Company's full-time employees include 110 professional tax preparers, 40 clerical and support staff persons, and 48 administrative personnel, who include the Company's executive officers. In addition, 21 employees are part of the Company's direct mail services division. During peak season the Company employs approximately 500 full-time employees.

         The Company also utilizes approximately 135 independent contractors who serve as registered representatives of Royal Alliance and/or as insurance agents as well as seasonal employees. See "DESCRIPTION OF BUSINESS--Seasonality."

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




ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company provides services to its clients at 121 local offices in thirteen states: Forty one in New York, sixteen in New Jersey, nine in Arizona, nine in Florida, nine in Ohio, seven in Maryland, seven in Connecticut, seven in Washington, six in Massachusetts, five in Nevada, two in Pennsylvania, two in California and one in Kentucky. Eight of such offices opened in January 1997.

A majority of the offices are leased in commercial office buildings. Most of the Company's offices are leased pursuant to standard form office leases, although ten offices are leased on an oral month-to-month basis. The leases range in remaining terms from one to seven years. The Company's rental expense during its fiscal year ended June 30, 1997 was $1,762,860. The Company believes that any of its offices could be replaced with comparable office space, however location and convenience is an important factor in marketing the Company's services to its clients. Since the Company advertises in the geographic area surrounding the office location, the loss of such a office that is not replaced with a nearby office could adversely affect the Company's business at that office.

         The Company needs less than 1,000 square feet of usable floor space to operate an office, and its needs can be flexibly met in a variety of real estate environments. Therefore, the Company believes that its facilities are adequate for its current needs.

         The Company also owns two buildings housing two of its offices, one in Babylon, New York and the other in Palmer, Massachusetts.


ITEM 3.  LEGAL PROCEEDINGS.

         There are no material proceedings against the Company currently pending.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matter was submitted during the fourth quarter of the Company's 1997 fiscal year to a vote of security holders.

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

         The following table sets forth the high and low sales prices for the common stock of the Company during the period indicated:

                              Sales Prices
Quarter Ended             High            Low

June 30, 1995             $4 1/8          $2 1/4

September 30, 1995        $5 1/4          $5

December 29, 1995         $6 7/8          $6 3/4

March 31, 1996            $7 7/16         $5 1/2

June 28, 1996             $6 5/8          $6 1/8

September 30, 1996       $6             $5 1/2

December 31, 1996        $2 1/4         $2

March 31, 1997           $2 3/16        $2 1/16

June 30, 1997            $2 1/16        $1 15/16

September 30, 1997       $5 1/8         $4 1/8

         As of September 30, 1997 the approximate number of holders of record of the Company's common stock was 339. The Company has not paid dividends to its shareholders since its inception and does not plan to pay dividends in the foreseeable future. The Company currently intends to retain any earnings to finance the growth of the Company.

                           The Company's NASDAQ symbols are:
                  Common Stock...........................     GTAX
                  Redeemable Warrants....................     GTAXW



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations:    1997 and 1996 Fiscal Years Compared

Plan of Operation

         Over the past two fiscal years, the Company opened 48 new offices which represents 40% of all offices at June 30, 1997. The Company plans to continue its expansion and open new offices during the next year (although no specific target has been set), recruit successful financial planners and acquire existing tax preparation practices. The Company anticipates funding this growth through operating profits and use of its short-term line of credit, but anticipates that additional funds may be available through the exercise of outstanding options and warrants because the sale and/or resale of the common stock underlying such securities was recently registered. However, there can be no assurance that the offering will be consummated or that any of such options or warrants will be exercised.

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

         During the Company's 1997 fiscal year, the Company continued its operations of a direct mail division in order to control the substantial costs of advertising its many offices. The Company believes that the direct mail division will eventually result in lower advertising costs on per-office basis, as the Company takes advantage of economies of scale. The Company intends for its direct mail division to operate as an independent division and solicit its own customers for its direct mail services.

RESULTS OF OPERATIONS

         1997 and 1996 Fiscal Years Compared

         The Company's revenues for the fiscal year ended June 30, 1997 were $19,071,889 as compared to revenues of $16,509,677 for the prior fiscal year. The increase in revenues for its 1997 fiscal year from its 1996 fiscal year is attributable to: (1) the Company's opening of eight new offices in January 1997 (the "1997 New Offices") and the acquisition of ten customer lists, which resulted in increased revenues from tax preparation services of $476,518; (2) continued growth of the existing offices which resulted in increased revenues from tax preparation services of approximately $1,297,000; (3) increased financial planning revenues of approximately $1,290,000 over all offices; and
(4) decreased revenues of approximately $502,000 from its direct mailing services.

         The Company's total revenues for the year ended June 30, 1997 consist of $9,921,967 for tax preparation services, $6,961,602 for financial planning services and $2,188,320 for direct mailing services. The Company's total revenues for the year ended June 30, 1996 consist of $8,147,986 for tax preparation services and $5,671,905 for financial planning services; and $2,689,786 for direct mailing services.

         The growth in the tax preparation segment is primarily attributable to the additional revenues generated by the 1997 New Offices, the continual growth of the existing offices, and the increase of production from the tax preparers. The growth in the financial planning segment is also attributable to the continual growth of the existing offices and the increase of production from the acquisition of new financial planners.

         The remaining growth in financial planning revenues is a result of the Company's benefiting from a year of rapidly rising equity security prices in the marketplace, which induced clients to invest funds with the Company, generating commission revenues for the Company. Any reduction in the rate of increase of equity securities' prices in the marketplace could reduce the increase in investments that the Company's clients make through the Company, and falling market prices of securities could result in a reduction that would offset other sources of growth in the Company's financial planning revenues. The 1997 growth of the financial planning services was not significantly affected by the opening of the 1997 New Offices. The Company has normally experienced a 6 to 12 month delay after the opening of a new office before such office generates significant financial planning revenues.

         The Company's operating expenses for the 1997 fiscal year were $17,781,015 as compared to operating expenses of $15,915,148 for the 1996 fiscal year. The increase of 11.7% in the Company's operating expenses for its 1997 fiscal year from its 1996 fiscal year was attributable to increases of $891,045 in salaries and commissions; $518,333 in general and administrative expenses; $234,816 in advertising; $381,980 in rent; and $260,454 in depreciation and amortization, no reimbursement of financial planning expenses ($125,000 in 1996); and offset by a reduction in direct mail costs of $545,761.

         The reasons for the increases in operating expenses are the increase in financial planning services, the addition of the 1997 New Offices and having a full year of operating expenses for the 22 offices opened in January of 1996.

         The increase in salaries and commissions is due to increased tax preparation salaries and financial planning activities (which generates commissions that are generally shared with the Company's employees and independent contractors). The increase in salaries and commissions pertain to the personnel working at the 1997 New Offices as well as commissions that resulted from increased financial planning activities which are predominantly the result of increased investments by clients that resulted in increased commissions.

         The increase in depreciation and amortization is due primarily to the acquisition of ten customer lists for approximately $487,000 and the capital expenditures for approximately $592,000 made during 1997 including the purchase of two buildings. The increase in advertising is primarily due to the 1997 New Offices. The increase in rent is due to approximately $46,000 for the 1997 New Offices, approximately $17,000 for the direct mail division and approximately $319,000 in existing offices.

         The increase of $518,333 in general and administrative expenses from the Company's 1996 to its 1997 fiscal years resulted from the Company's expansion of operations. Such increase was primarily the result of the inclusion of six months of expenses for the eight new offices opened in January 1997, as well as a full year of expenses for the 22 new offices opened in January 1996. These offices generated increases of approximately $15,000 in office supplies, $14,000 in office expenses and $19,000 in telephone charges. In addition, increased financial planning activities resulted in an increase of approximately $120,000 in clearing fees, and the direct mail division incurred $350,000 of general and administrative expenses during the Company's 1997 fiscal year.

         The decrease in other income of $314,124 or 107% is due to the decrease in income from the Company's investment in partnership of approximately $125,000, a decrease in realized gains of approximately $84,000 on the sale of marketable securities and an increase in interest expense of approximately $95,000. In July 1995, the Company, together with an officer of the Company and one of its former officers, formed an investment partnership, which yielded income of approximately $73,000 during the Company's 1997 fiscal year as compared to $198,000 for the 1996 fiscal year. The partnership began liquidating its investments and distributing its assets to its partners in the Company's 1997 fiscal year, and the Company expects that the investment of the partnership will be fully liquidated during the 1998 fiscal year.

         The Company's net income for its 1997 fiscal year is $875,994 as compared to $534,726 for its 1996 fiscal year. The increase of 63.8% is primarily attributable to increases in the Company's tax preparation segment of approximately $396,000 and financial planning segment of approximately $367,000. These increases are offset by a decrease in the Company's direct mail division of approximately $68,000 and offset by a decrease in other income of approximately $314,000. The decrease in income in the Company's direct mail division is primarily attributable to the concentration of the direct mail division's services and resources for the Company, which caused a loss of certain client accounts outside of the Company.

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


LIQUIDITY AND CAPITAL RESOURCES

         1997 and 1996 Fiscal Years Compared

         The Company's cash flows provided by operating activities was $1,516,445 and 2,621,862 for the years ended June 30, 1997 and 1996, respectively. The increase of approximately $1,105,000 is due primarily to a decrease in proceeds form the sale of marketable securities of approximately $2,154,000, an increase in prepaid expenses and other current assets of approximately $142,000, a decrease in accounts payable, accrued expenses and other current liabilities, and income taxes payable of approximately $566,000. This decrease was offset by an increase in net income plus non-cash adjustments of approximately $830,000 and a decrease of approximately $576,000 in advances to financial planners, a decrease in accounts receivable of approximately $267,000 and a decrease in security deposits of approximately $84,000.

         Net cash used in investing activities was $1,129,500 and $2,420,386 for the years ended June 30, 1997 and 1996, respectively. The decrease of approximately $1,290,000 is primarily due to decreases in capital expenditures of approximately $308,000, due to a decrease in acquisitions of intangible assets of approximately $243,000 and a decrease in investment in partnership of approximately $298,000 and by increases in sales of investments of approximately $378,000 and by an increase in proceeds from related party transactions of approximately $246,000. The decrease is offset by an increase in payments of related parties of approximately $182,000.

     Net cash provided by financing activities decreased by $372,808 from $684,557 to $311,749 due to the acquisition of treasury stock for approximately $733,000 and a decrease in net proceeds from the issuance of common stock and collections of stock subscriptions totaling approximately $86,000. The decrease is offset by an increase in net borrowings of approximately $446,000.


         The Company has two credit facilities with a bank. The first facility is a line of credit for up to $2,500,000 which expires on October 31, 1997. Borrowings under this line are in the form of short-term notes with interest charged monthly at the bank's prime lending rate plus 1- 1/2 %. At June 30, 1997, the Company had an outstanding principal balance of $500,000.

         The second credit facility is an installment note in the principal amount of $1,000,000. The note is payable in 36 equal monthly installments of approximately $28,000, plus interest at the bank's prime lending rate plus 1-3/4%. The final installment is due December, 1999. At June 30, 1997, the note had an outstanding principal balance amounting to $833,333.

         In July 1996, the Company acquired a building to house one of its offices in Babylon, NY for approximately $221,000. In November 1996, the Company acquired a building to house one of its offices in Palmer, MA for approximately $185,000. The Company acquired these buildings in connection with its purchase of accounting practices as a condition to the sellers' selling such businesses. The Company may acquire other real estate as part of its future acquisition of accounting practices, but has no plans to independently acquire real estate.


         The Company believes that it could continue to operate without any additional financing (other than its seasonal bank loans) during the next 12 months. The Company anticipates that it will not pay dividends on its Common Stock in the foreseeable future, but will apply any profits to fund the Company's expansion.

RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." This statement establishes new standards for computing and presenting earnings per share (EPS), replacing the presentation of currently required primary EPS with a presentation of basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both basic EPS and diluted EPS on the face of the statement of operations. Under this new standard, basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. SFAS 128 is effective for financial statements issued for years ending after December 15, 1997, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.


ITEM 7.  FINANCIAL STATEMENTS.

                                 INDEX

                                                    Page
                                                  --------
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS......... F-3

FINANCIAL STATEMENTS:
  Consolidated Balance Sheet..................... F-4
  Consolidated Statements of Income.............. F-5
  Consolidated Statements of
   Stockholders' Equity.......................... F-6
  Consolidated Statements of Cash Flows.......... F-7 - F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....... F-9 - F-20

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in or disagreement with accountants on accounting and financial disclosure in the last quarter of the Company's fiscal year ended June 30, 1997. However, on September 9, 1997, the Company dismissed its principal independent accountants and engaged Arthur Andersen, LLP as its new principal independent accountants, as disclosed in the Form 8-K that was filed with the Securities and Exchange Commission on September 16, 1997.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND OFFICERS

                                                                      Executive
                                                                      Officer or
                                                                      Director
Name               Age     Position                                   Since

James Ciocia       41      President and Director                         11/81

Thomas Povinelli   37      Chief Operating Officer                        11/84
                           and Director

Gary Besmer        56      Vice President and Director                    11/84

Kathryn Travis     49      Secretary, Vice President and Director         11/89

Seth  A. Akabas    41      Director                                        4/95

Louis P. Karol     39      Director                                        4/95


James Ciocia, President and Director

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

         Each director is elected for a period of one year at the Company's annual meeting of stockholders and serves until his or her successor is duly elected by the stockholders. Officers are elected by and serve at the will of the Board of Directors. The Company has two stock option plans committee and an audit committee of its Board of Directors. The Company has no nominating, compensation or other committees. The Stock Option Plan Committee administers the Company's 1993 joint incentive and Non-Qualified Stock Option Plan and the 1997 Common Stock and Incentive and Non-Qualified Stock Option Plan of Gilman & Ciocia, Inc. The audit committee is responsible for carrying out the functions specified in Section 6 of Schedule E of the NASD by-laws. These functions include: (i) review the scope of each audit of the Company, (ii) review, with the independent auditors, the Company's accounting practices and policies, (iii) review, with the independent auditors, their final report, (iv) review the Company's overall accounting and financial controls with internal and independent auditors, and (v) consult, as needed, with the independent auditors.

ITEM 10. EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

                                                                           Other
Name and Principal              Fiscal                                     Annual               Options
Position                        Year         Salary         Bonus*         Compensation         (Shares)
--------                        ----         ------         ------         ------------         --------
James Ciocia                    1995       $ 267,200       $ 163,000           -0-               18,850
Chief Executive Officer,        1996       $ 251,200       $ 240,000       $30,500 (1)              -0-
President and Director          1997       $ 201,100       $ 240,000        $9,580 (5)           10,000

Thomas Povinelli                1995       $ 259,600       $ 125,000           -0-               18,850
Chief Operating Officer         1996       $ 339,300       $ 145,000       $78,600 (2)              -0-
and Director                    1997       $ 199,951       $ 210,000        $9,951 (6)           10,000

Gary Besmer                     1995       $ 156,100       $   2,000           -0-               11,310
Vice President and              1996       $ 168,800       $   3,000       $19,000 (3)              -0-
Director                        1997       $ 142,149       $   1,000        $7,149 (7)           10,000

Kathryn Travis                  1995       $ 156,300       $   4,000           -0-               14,170
Secretary, Vice President       1996       $ 166,200       $  19,000       $49,300 (4)              -0-
and Director                    1997       $ 142,149       $   3,000        $7,149 (8)           10,000




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

         (5)      Auto expense.

         (6)      Auto expense.

         (7)      Auto expense.

         (8)      Auto expense.

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

      AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUES


                                            Number of Securities                Value of Unexercised
                                            Underlying Unexercised              In-the-Money
                                            Options/SARs at                     Options/SARs
                                            Fiscal Year-End(#)                  Fiscal Year-End($)(1)
Name                                        Exercisable/Unexercisable           Exercisable/Unexercisable
------------------                          -------------------------           -------------------------
James Ciocia                                135,370  /        -                 $279,200  /      -
Thomas Povinelli                            135,370  /        -                 $279,200  /      -
Gary Besmer                                  85,223  /        -                 $175,772  /      -
Kathryn Travis                              104,039  /        -                 $214,580  /      -



(1) Based on a year-end fair market value of the underlying securities equal to $2 1/16.

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

         On May 19, 1997, the Company adopted the Company's 1997 Common Stock and Incentive and Non-Qualified Stock Option Plan of Gilman & Ciocia, Inc. (the "1997 Plan"), pursuant to which the Company may grant options to purchase up to an aggregate of 300,000 shares. Such options may be intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended ("Incentive Options"), or they may be intended not to qualify under such Section ("Non-Qualified Options"). No Incentive Options will be issued pursuant to the 1997 Plan until such 1997 Plan is approved by the shareholders of the Company.

         The Plan is administered by Seth Akabas and Louis Karol, the committee of independent directors of the Board of Directors of the Company, which has authority to determine the persons to whom the options may be granted, the number of shares of Common Stock to be covered by each option, the time or times at which the options may be granted or exercised, whether the options will be Incentive Options or Non-Qualified Options, and other terms and provisions of the options. The exercise price of the Incentive Stock Options granted under the Plan may not be less than the fair market value of a share of Common Stock on the date of grant. Options granted under the Plan may not have a term longer than 10 years from the date of grant and may not be granted more than ten years from the date of adoption of the Plan.


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



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following table sets forth, as of September 30, 1997, to the extent known to the Company, the ownership of the Company's Common Stock, par value $.01 per share, by (i) each person who is known by the Company to own of record or beneficially more than 5% of the issued and outstanding Common Stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address of      Amount and Nature of              Percent of
Beneficial Owner         Beneficial Ownership              Class

James Ciocia                     1,050,473 (1)             18.4%
17 Folgers Lane
Dix Hills, NY 11746

Thomas Povinelli                 1,093,473 (2)             19.1%
3427 Bayfront Place
Baldwin, NY 11510

Gary Besmer                        548,480 (3)              9.7%
35 Deer Run
East Islip, NY 11730

Kathryn Travis                            368,185 (4)               6.5%
31 Wood Lane
Lattingtown, NY 11560

Seth Akabas                                 8,966 (5)                .2%
245 West 107th Street
New York, NY 10025

Louis Karol                                   780                    .01%
28 Fairview Avenue
East Williston, NY 11596

Steven Gilbert                            586,154 (6)               9.9%
2420 Enterprise Road; Suite 100
Clearwater, FL  34623

All directors and officers
as a group (6 persons)                  3,070,357                  50.8%


         (1) Includes 83,604 shares, 41,766 and 10,000 shares of Common Stock issuable upon the exercise of currently exercisable options at prices of $2.60, $3.65 and $2.75 respectively.

         (2) Includes 83,604 shares, 41,766 and 10,000 shares of Common Stock issuable upon the exercise of currently exercisable options at prices of $2.60, $3.65 and $2.75, respectively.

         (3) Includes 50,163 shares, 25,060 and 10,000 shares of Common Stock issuable upon the exercise of currently exercisable options at prices of $2.60, $3.65 and $2.75, respectively.

         (4) Includes 62,710 shares, 31,329 and 10,000 shares of Common Stock issuable upon the exercise of currently exercisable options at prices of $2.60, $3.65 and $2.75, respectively.

         (5) Includes 8,081 shares owned by the law firm of Akabas & Cohen of which Mr. Akabas is a partner.

         (6) Includes 246,154 shares owned by the Gilbert Family Limited Partnership of which Steven Gilbert is a 97% beneficiary. In addition, includes 340,000 shares issuable upon exercise of options at $3.50 per share.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Each of James Ciocia, Thomas Povinelli, Gary Besmer and Kathryn Travis, acts as a Registered Representative for Royal Alliance and as an authorized agent for insurance carriers.

         Mr. Ciocia earned gross commissions from sales of securities and insurance products in connection with his work with the Company equal to approximately $271,000 in the Company's 1997 fiscal year and $250,000 in the Company's 1996 fiscal year and paid approximately $103,000, and $95,000 in such years to the Company for clerical, support staff, office space and client references.

         Mr. Povinelli earned gross commissions from sales of securities and insurance products in connection with his work with the Company equal to approximately $210,000 in the Company's 1997 fiscal year, $145,000 in the Company's 1996 fiscal year and paid approximately $80,000 and $55,000 in such years to the Company for clerical, support staff, office space and client references.

         Mr. Besmer earned gross commissions from sales of securities and insurance products in connection with his work with the Company equal to approximately $1,000 in the Company's 1997 fiscal year and $3,000 in the Company's 1996 fiscal year and paid approximately $400 and $1,000 in such years to the Company for clerical, support staff, office space and client references.

         Ms. Travis earned gross commissions from sales of securities and insurance products in connection with her work with the Company equal to approximately $3,000 in the Company's 1997 fiscal year and $19,000 in the Company's 1996 fiscal year and paid approximately $1,000 and $7,000 in such years to the Company for clerical, support staff, office space and client references.

         In 1991, the four principal shareholders, Messrs. Ciocia, Povinelli and Besmer and Ms. Travis, personally agreed to purchase the Common Stock of a former stockholder and executed and delivered a promissory note in the original principal amount of $360,000 in connection with such purchase. From 1991 through 1994, annual payments thereunder, in the amount of approximately $75,000 with interest, were advanced by the Company, and each shareholder's allocable portion thereof was deducted from his or her salary that would otherwise be payable by the Company. In January 1995, the Company paid such former shareholder in full on behalf of the four principal shareholders. In January and July 1995, the four principal shareholders agreed to surrender a total of 96,964 shares of Common Stock in lieu of repayment of such loans advances by the Company. In such transactions, such Common Stock was valued at its market price.

         The four principal shareholders, Messrs. Ciocia, Povinelli and Besmer and Ms. Travis, personally guaranteed the repayment of the Company's long-term loan in the amount of $500,000 from State Bank of Long Island as well as the seasonal loan in the form of a line of credit which provides for borrowings up to a maximum amount of $2,500,000 and expires on October 31, 1997. Such shareholders received no consideration for such guarantees other than their salaries and other compensation.

        On July 1, 1995, the Company, Ralph Esposito, who was then its Chief Financial Officer, Kathryn Travis, a executive officer of the Company, four individuals who are relatives of the officers and an employee of the Company formed ATM Partners, LP (the "Partnership"). Such individuals and their initial investments are as follows: Madeline Esposito, wife of former Chief Financial Officer - $196,000, Anna Saras, wife of the present Chief Financial Officer - $198,000, Thomas Povinelli, Sr., father of the present Chief Financial Officer
- $71,000, Tracy Ciocia, wife of the President - $150,000, and Joseph Bonocore, an employee - $10,000. The Company's initial investment was $348,000 and Kathryn Travis' initial investment was $6,000. At June 30, 1997, the Company had an approximately 41% interest in the Partnership and recognized income of approximately $73,000 and $198,000 from the Partnership for the years ended June 30, 1997 and 1996. During fiscal year 1997 the Partnership began liquidating its investments and distributing its assets to its partners. The liquidation of the Partnership is expected to be completed during fiscal year 1998.

         In November 1995, the four executive officers and Ralph Esposito, then the Company's chief financial officer, sold options to purchase a total of 65,000 share at $2.50 per share to Rummco, Ltd., a Cayman Islands company. In connection with such sale, the Company agreed to consent to such sale and register shares underlying such options with the registration statement of which this Prospectus is a part. These options to purchase shares of common stock were subsequently sold to Rozel International Holding, Ltd. in an agreement dated June 10, 1996.

         The Company holds term loans due from officers/stockholders aggregating $350,000. These loans are due in fully amortizing biweekly installments (including interest at 7% per annum) commencing October 3, 1997 through maturity on June 30, 2000.

          The Company holds term loans due from independent contractors/stockholders in the amount of $52,250 due on December 18, 1997 at an interest rate of 9% and $100,000 due on June 19, 1999 at an interest rate of 6%.

ITEM 13. EXHIBITS, LIST AND REPORTS OF FORM 8-K.

(a)      Exhibits

         3.1 Company's Articles of Incorporation, as amended, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         3.2 Company's By-Laws, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         4.1 Resolution of Designation, Powers, Preferences and Rights of Series A Preferred Stock, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         4.2 Form of Warrant of Bridge Loan lenders, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         4.3 Form of Warrant included in Units, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         4.4 Form of Underwriter's Warrant, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         10.1 Restated and Amended Agreement and Plan of Merger dated December 23, 1992 among the Registrant and 15 participating corporations, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         10.2 Asset Sale Agreement dated December 31, 1992, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         10.3 Escrow letter regarding certain shares of Common Stock of the Registrant, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         10.4     Omitted.

         10.5 Warrant Agreement dated December 12, 1994 between the Registrant and the Warrant Agent, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         10.6     Omitted.

         10.7 1993 Joint Incentive and NonQualified Stock Option Plan of the Registrant, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         10.8 Documents involved in the repurchase of shares and settlement with Frank Pasatieri, a former shareholder of the Registrant, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         10.9 Documents involved in the repurchase of shares and settlement with Alan Grad, a former shareholder of the Registrant, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         10.10 Form of Lock-up letter executed by shareholders of the Registrant prior to the Company's initial public offering, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         10.11 Term-loan Promissory Note to State Bank of Long Island, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         10.12 Documents involved in the repurchase of shares and settlement with Bernard McGee and Jay Cruice, former shareholders of the Registrant, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         10.13    Omitted.

         10.14 Form of guaranty of Term-loan Promissory Note to State Bank of Long Island, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         10.15 Agreement among Registrant and James Ciocia, Thomas Povinelli, Gary Besmer and Kathryn Travis regarding the repayment of advances, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         10.16 Underwriting Agreement between the Registrant and Patterson Travis, Inc., incorporated by reference to exhibit number 1.1 in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         10.17 Stock Purchase Agreement dated February 10, 1995 between Registrant and Steven Gilbert, incorporated by reference to exhibit 99.1 to the Company's Current Report on Form 8-K, dated February 10, 1995

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

         10.21 Letter Agreement dated April 26, 1995 between and Steven Gilbert, incorporated by reference to exhibit 10.20 in the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 1995

         10.22 Joint Venture Agreement dated December 28, 1994 between Midwood Tax Service, Inc. and Registrant, incorporated by reference to the like number exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

         10.23 Promissory notes delivered by James Ciocia, Thomas Povinelli, Gary Besmer and Kathryn Travis in payment for cash value of life insurance policies held by Registrant on the lives of such officers, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

         10.24    Omitted

         10.25    Omitted

         10.26 Agreements dated November , 1995 among Rummco, Ltd., five executive officers of Registrant, and Registrant in connection with the sale of stock options, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

         10.27 Lock-Up Release Letter by Patterson Travis, Inc. dated January 10, 1996, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

         10.28 Employment Agreement dated April 10, 1995 between Dominick Riolo and Registrant in connection with the opening of a new office, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

         10.29 Employment Agreement dated April 10, 1995 between Gregory Ferone and Registrant in connection with the opening of a new office, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

         10.30 Employment Agreement dated April 10, 1995 between Armando Olivieri and Registrant in connection with the opening of a new office, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

         10.31 Independent Employment Contract dated December 1993 between Abraham Dorfman and Registrant, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

         10.32 Form of Subscription Letter representing stock issuances to individuals, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

         10.33 Independent Contractor's Agreement dated September 6, 1995 between Howard Wilkin and the Registrant, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

         10.34 Independent Contractor's Agreement dated September 6, 1995 between Alfred Schepis and the Registrant, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

         10.35 Independent Contractor's Agreement dated September 6, 1995 between Armando Olivieri and the Registrant, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

         11.01 Calculation of Net Income Per Share, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

         21 List of Subsidiaries, incorporated by reference to Exhibit 21 in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GILMAN & CIOCIA, INC.



                                   By: /s/  Thomas Povinelli
                                      -----------------------------------------
                                      Thomas Povinelli, Chief Operating Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ James Ciocia           Chief Executive Officer, President            October  9, 1997
-------------------------
James Ciocia               and Director


/s/ Thomas Povinelli       Chief Operating Officer, Chief Financial      October  9, 1997
-------------------------
Thomas Povinelli           Officer and Director


/s/ Gary Besmer            Vice President and Director                   October  9, 1997
-------------------------
Gary Besmer


/s/ Kathryn Travis         Secretary, Vice President and Director        October  9, 1997
-------------------------
Kathryn Travis


/s/ Seth Akabas            Director                                      October  9, 1997
-------------------------
Seth Akabas


/s/ Louis P. Karol         Director                                      October  9, 1997
-------------------------
Louis P. Karol

                                      INDEX


                                                                      Page
                                                                      ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                F-3

FINANCIAL STATEMENTS:
    Consolidated Balance Sheet                                          F-4
    Consolidated Statements of Income                                   F-5
    Consolidated Statements of Stockholders' Equity                     F-6
    Consolidated Statements of Cash Flows                            F-7 - F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-9 - F-20

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors and Stockholders of Gilman & Ciocia, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Gilman & Ciocia, Inc. and subsidiaries as of June 30, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gilman & Ciocia Inc. and subsidiaries as of June 30, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ Arthur Andersen, LLP
New York, New York
October 13, 1997

                      GILMAN & CIOCIA, INC. & SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 1997




                                                ASSETS

CURRENT ASSETS:
    Cash                                                                                          $   2,920,489
    Marketable securities                                                                                49,658
    Accounts receivable, net of allowance
       for doubtful accounts of $87,500                                                               1,109,535
    Receivables from related parties, current portion                                                   373,039
    Prepaid expenses and other current assets                                                           451,968
                                                                                                  -------------
                 Total current assets                                                                 4,904,689

PROPERTY AND EQUIPMENT, net                                                                           1,679,106

Intangible assets, net of accumulated amortization of $468,249                                        1,147,297
Advances and notes receivable from financial planners, net of current portion                           169,239
Receivables from related parties, net of current portion                                                447,806
Deferred tax assets                                                                                      27,899
Other assets                                                                                            649,540
                                                                                                  -------------
                 Total assets                                                                     $   9,025,576
                                                                                                  =============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term borrowings                                                                         $     899,487
    Accounts payable                                                                                    168,210
    Accrued expenses and other current liabilities                                                      318,690
    Income taxes payable                                                                                 68,200
                                                                                                  -------------
                 Total current liabilities                                                            1,454,587
                                                                                                  -------------
LONG-TERM LIABILITIES:
    Long-term borrowings                                                                                552,000
                                                                                                  -------------
COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
    Preferred stock - $.001 par value - shares authorized
       100,000; none issued and outstanding                                                                   -
    Common stock - $.01 par value - shares authorized
       9,000,000; issued and outstanding 5,578,913                                                       55,789
    Paid-in capital                                                                                   6,231,555
    Retained earnings                                                                                 1,593,369
    Less- Treasury Stock, at cost; 157,433 shares                                                      (638,556)
                                                                                                  -------------
                                                                                                      7,242,157
    Stock subscriptions and accrued interest receivable                                                (223,168)
                                                                                                  -------------
                 Total stockholders' equity                                                           7,018,989
                                                                                                  -------------
                 Total liabilities and stockholders' equity                                       $   9,025,576
                                                                                                  =============

   The accompanying notes are an integral part of this consolidated statement.

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


                                                                 1997                 1996
                                                                 ----                 ----
REVENUES:
    Tax preparation fees                                     $  9,921,967         $  8,147,986
    Financial planning commissions                              6,961,602            5,671,905
    Direct mail services                                        2,188,320            2,689,786
                                                             ------------         ------------
                 Total revenues                                19,071,889           16,509,677
                                                             ------------         ------------

OPERATING EXPENSES:
    Salaries and commissions                                    7,581,136            6,690,091
    General and administrative expenses                         3,572,901            3,054,568
    Advertising                                                 2,819,941            2,585,125
    Direct mail costs                                           1,136,347            1,682,108
    Rent                                                        1,884,768            1,502,788
    Depreciation and amortization                                 785,922              525,468
    Reimbursement of financial planning expenses                     --               (125,000)
                                                             ------------         ------------
                 Total operating expenses                      17,781,015           15,915,148
                                                             ------------         ------------
                 Operating income                               1,290,874              594,529
                                                             ------------         ------------

OTHER INCOME (EXPENSES):
    Income from investment in partnership                          73,127              198,165
    Interest income                                                77,162               91,435
    Interest expense                                             (201,534)            (107,111)
    Rental income                                                  16,557               19,180
    Realized gain on sale of marketable securities                  6,580               91,175
    Unrealized gain on marketable securities                        6,828                 --
                                                             ------------         ------------
                 Total other income (expense)                     (21,280)             292,844
                                                             ------------         ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                        1,269,594              887,373

PROVISION FOR INCOME TAXES                                        393,600              352,647
                                                             ------------         ------------
                 Net income                                  $    875,994         $    534,726
                                                             ============         ============

NET INCOME PER SHARE                                         $       0.16         $       0.10
                                                             ============         ============

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES:
       Primary                                                  5,572,854            5,916,044
       Fully diluted                                            5,572,854            5,916,044

  The accompanying notes are an integral part of these consolidated statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996




                                                                                                                        Stock
                                                                                                                    Subscriptions
                                                                                                                         and
                                                       Common Stock              Additional           Retained     Accrued Interest
                                                  Shares           Amount      Paid-in Capital        Earnings         Receivable
                                                  ------           ------      ---------------        --------         ----------
BALANCE, July 1, 1995                           5,634,864        $ 56,348        $ 5,815,194        $   660,838        $(773,980)

    Purchase of treasury stock                       --              --                 --                 --             67,590
    Retirement of treasury stock                 (127,558)         (1,276)              --             (478,189)            --
    Issuance of common stock                       26,307             263             53,063               --               --
    Exercise of stock options                      10,000             100             23,100               --               --
    Compensation recognized in connection
       with the issuance of stock options            --              --              232,782               --               --
    Repayments of stock subscriptions                --              --                 --                 --            310,809
    Issuance of stock subscriptions                 6,969              70             39,930               --            (40,000)
    Accrued interest income                          --              --                 --                 --            (22,433)
    Accrued tax benefit related to exercise
       of common stock options                       --              --               20,006               --               --
    Net income                                       --              --                 --              534,726             --
                                               ----------        --------        -----------        -----------        ---------

BALANCE, June 30, 1996                          5,550,582        $ 55,505        $ 6,184,075        $   717,375        $(458,014)

    Purchase of treasury stock                       --              --                 --                 --               --
    Reissuance of treasury stock                     --              --              (53,093)              --               --
    Issuance of common stock                       28,331             284            100,573               --               --
    Repayments of stock subscriptions                --              --                 --                 --            261,954
    Accrued interest income                          --              --                 --                 --            (27,108)
    Net income                                       --              --                 --              875,994             --
                                               ----------        --------        -----------        -----------        ---------

BALANCE, June 30, 1997                          5,578,913        $ 55,789        $ 6,231,555        $ 1,593,369        $(223,168)
                                               ==========        ========        ===========        ===========        =========






                                                                                 Total
                                                  Treasury Stock              Stockholder's
                                                Shares          Amount            Equity
                                                ------          ------            ------
BALANCE, July 1, 1995                           116,964        $(411,875)       $ 5,346,525

    Purchase of treasury stock                   10,594          (67,590)              --
    Retirement of treasury stock               (127,558)         479,465               --
    Issuance of common stock                       --               --               53,326
    Exercise of stock options                      --               --               23,200
    Compensation recognized in connection
       with the issuance of stock options          --               --              232,782
    Repayments of stock subscriptions              --               --              310,809
    Issuance of stock subscriptions                --               --                 --
    Accrued interest income                        --               --              (22,433)
    Accrued tax benefit related to exercise
       of common stock options                     --               --               20,006
    Net income                                     --               --              534,726
                                               --------        ---------        -----------

BALANCE, June 30, 1996                             --          $    --            6,498,941

    Purchase of treasury stock                  175,900         (733,200)          (733,200)
    Reissuance of treasury stock                (18,467)          94,644             41,551
    Issuance of common stock                       --               --              100,857
    Repayments of stock subscriptions              --               --              261,954
    Accrued interest income                        --               --              (27,108)
    Net income                                     --               --              875,994
                                               --------        ---------        -----------

BALANCE, June 30, 1997                          157,433        $(638,556)       $ 7,018,989
                                               ========        =========        ===========

 The accompanying notes are an integral part of these consolidated statements.

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


                                                                            1997                1996
                                                                            ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                          $   875,994         $   534,726
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Compensation expense recognized in connection                         41,551             232,782
          with the reissuance of treasury stock and the issuance
          of stock options
       Depreciation and amortization                                        785,922             525,468
       Income from investment in partnership                                (73,127)           (198,165)
       Deferred tax provision (benefit)                                     105,686            (133,585)
       Compensation expense recognized in connection                           --               123,899
          with the forgiveness of officers' loans
       Gain on sale of marketable securities                                 (6,580)            (91,175)
       Compensation expense recognized in connection                        235,013              79,851
          with amortization of advances to financial planners
       Provisions for doubtful accounts                                      41,526              99,175
       Interest on stock subscriptions                                      (27,108)            (22,433)
       Gain on disposal of property and equipment                              --                (9,000)
       Unrealized gain on marketable securities                              (6,828)               --
       (Increase) decrease in:
          Proceeds from sale of marketable securities                        32,580           2,186,925
          Accounts receivable                                              (174,375)           (441,136)
          Advances to financial planners                                    (78,214)           (653,768)
          Security deposits                                                 (16,872)           (100,486)
          Prepaid expenses and other current assets                        (115,009)             26,786
          Accounts payable, accrued expenses and other                     (109,312)            461,998
              current liabilities
          Income taxes payable                                                5,598                --
                                                                        -----------         -----------
                 Net cash provided by operating activities                1,516,445           2,621,862
                                                                        -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                   (592,362)           (900,385)
    Acquisition of intangible assets                                       (487,442)           (730,076)
    Investments                                                            (150,000)           (448,360)
    Proceeds from sales of investments                                      378,009                --
    Proceeds from related party transactions                                398,545             152,655
    Payments to related parties                                            (676,250)           (494,220)
                                                                        -----------         -----------
                 Net cash (used in) investing activities                $(1,129,500)        $(2,420,386)
                                                                        ===========         ===========

 The accompanying notes are an integral part of these consolidated statements.

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


                                                                                    1997                1996
                                                                                    ----                ----
CASH FLOWS FROM FINANCING ACTIVITIES:
    Acquisition of treasury stock                                                $  (733,200)        $      --
    Proceeds from bank and other loans                                             3,602,000           2,297,222
    Payments of bank and other loans                                              (2,859,262)         (2,000,000)
    Proceeds from sale of common stock                                               100,857              76,526
       and exercise of stock options
    Proceeds from stock subscriptions                                                261,954             310,809
    Incurrence of deferred registration costs                                        (60,600)               --
                                                                                 -----------         -----------
                 Net cash provided by financing activities                           311,749             684,557
                                                                                 -----------         -----------
                 Net increase in cash                                                698,694             886,033

CASH, beginning of year                                                            2,221,795           1,335,762
                                                                                 -----------         -----------

CASH, end of year                                                                $ 2,920,489         $ 2,221,795
                                                                                 ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
    Cash paid during the year for-
       Interest                                                                  $   196,405         $   107,184
       Income taxes                                                                  439,724             449,276
    Noncash transactions-
       Liquidation of investment in partnership into                                  68,830                --
          marketable securities
       Reissuance of treasury stock at fair value                                     94,644                --
       Issuance of common stock in exchange for stock subscriptions
         receivable                                                                     --                40,000
       Acquisition of treasury stock and write-off of stock subscriptions               --                67,590
          receivable
       Retirement of all outstanding treasury stock                                     --               479,465

 The accompanying notes are an integral part of these consolidated statements.

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997




1.  ORGANIZATION AND
    NATURE OF BUSINESS

Business

Gilman & Ciocia, Inc. and subsidiaries (the "Company"), which is incorporated in Delaware, provides income tax preparation and financial planning services to individuals and businesses as well as direct mail services through its Progressive Mailing Services ("Progressive") division. The Company has three wholly owned subsidiaries, two of which are inactive. The active subsidiary, JT Securities, Inc. ("JT"), is a registered broker-dealer and investment advisor, pursuant to the provisions of the Securities Exchange Act of 1934 and the Investment Advisors Act of 1940.

2.  SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of all majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

The Company's investments in 20% to 50% owned companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for on the equity method. Accordingly, the Company's share of the earnings of these companies is included in consolidated net income.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Marketable Securities

The Company has classified its short-term investments in debt instruments as trading securities which are reported at fair value with unrealized gains and losses included in earnings.

Advances to Financial Planners

The Company entered into agreements with independent financial planners ("Planners"), which require the Planners to become captive agents of the Company. In connection therewith, the Company advanced funds to financial planners. The agreements require the advances to be forgiven over three years as long as the Planners remain with the Company. As such, all advances are amortized on a straight-line basis over three years.

Property and Equipment

Property and equipment are carried at cost. Depreciation and amortization are determined using straight-line or accelerated methods over the estimated useful lives of the assets or, for leasehold improvements, over the lease terms, which range from one to seven years.

Intangible Assets

Intangible assets represent the costs of $1,615,546 to acquire lists of customer accounts and related covenants not to compete. Amortization is computed on a straight-line basis over a period of five years and amounted to $274,613 and $190,817 for the years ended June 30, 1997 and 1996, respectively.

The Company's operational policy for the assessment and measurement of any impairment in the value of the intangible assets acquired which is other than temporary is to evaluate the recoverability and remaining life of the intangible assets and determine whether the intangible assets should be completely or partially written-off or the amortization period accelerated. The Company will recognize an impairment in the value of the intangible assets if the estimated future operating cash flows of the relevant assets acquired are determined to be less than their carrying amount. If the Company determines that impairment has occurred, the measurement of the impairment will be equal to the excess of the carrying amount of the intangible assets over the amount of the undiscounted estimated operating cash flows.

During fiscal 1997 and 1996, the Company acquired customer lists and entered into non-competition agreements for approximately $487,000 and $730,000, respectively.

Impairment of Long-Lived Assets

During March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. Management evaluates the recoverability of its intangible assets and other long-lived assets and several factors are used in the valuation including, but not limited to, management's plans for future operations, recent operating results and projected cash flows. The Company adopted SFAS No. 121 in fiscal 1997, the adoption of which did not have a material adverse effect on the results of operations or financial condition.

Deferred Rent

Certain of the Company's lease agreements provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than initial occupancy. Provision has been made for the excess of operating lease rental expense, computed on a straight-line basis over the lease term, over cash rentals paid.

Revenue Recognition

The Company recognizes all revenues upon completion of the services associated with income tax preparation and direct mail services. Securities transactions and related commission revenue and expenses are recognized on a trade date basis.

JT utilizes financial planners that are independent contractors of the Company pursuant to arrangements under which the Company receives a portion of the commission revenues generated by these individuals in exchange for providing client referrals, office space, and clerical and secretarial support.

Advertising

The cost of advertising is expensed as incurred.

Income Taxes

Income taxes have been provided using the liability method in accordance with SFAS No. 109 "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying estimated tax rates and laws to taxable years in which such differences are expected to reverse.

Stock-based Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation awards to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options awarded to key employees and directors is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee or director must pay to acquire the stock.

As required, the Company has adopted SFAS No. 123 to account for stock-based compensation awards to outside consultants. Accordingly, compensation costs for stock option awards granted to outside consultants is measured at the date of grant based on the fair value of the award using the Black-Scholes option pricing model. (Note 9).

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, marketable securities, accounts receivable, notes receivable, accounts payable and borrowings, approximated fair value as of June 30, 1997, because of the relatively short-term maturity of these instruments and their market interest rates.

Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." This statement establishes new standards for computing and presenting earnings per share (EPS), replacing the presentation of currently required primary EPS with a presentation of basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both basic EPS and diluted EPS on the face of the statement of operations. Under this new standard, basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. SFAS 128 is effective for financial statements issued for years ending after December 15, 1997, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

3.  RECEIVABLES FROM RELATED PARTIES

       Notes receivable from officers/stockholders of the Company that are due in aggregate bi-weekly installments of $2,295 (including interest at
           7% per annum) commencing October 3, 1997 through June 30, 2000.
                                                                                                     $350,000

       Notes receivable of $52,250 and $100,000 from independent contractors/stockholders of          152,250
           the Company due on December 18, 1997 and June 19, 1999, respectively.  Interest is charged at 9% and 6% per annum, respectively.

       Receivable from stockholder of the Company, due in bi-weekly installments of $3,156
           through June 15, 1999.                                                                     147,362

       Note receivable from stockholder of the Company due on October 9, 1997.  Interest is
           charged at 8% per annum.                                                                   113,989

       Other                                                                                           57,244
                                                                                                     --------
                                                                                                      820,845
       Less-  Current portion                                                                         373,039
                                                                                                     --------
                                                                                                     $447,806
                                                                                                     ========

For the years ended June 30, 1997 and 1996, interest income from these receivables was approximately $10,000 and $13,000, respectively.

4.  ADVANCES AND NOTES RECEIVABLE-
    FINANCIAL PLANNERS

Advances and notes receivable - financial planners consist of the following:

       Unamortized portion of non-interest bearing advances                                    $  287,232
           to financial planners.

       Notes receivable from financial planner due December 4, 1998.  Interest
           is charged at 6% per annum.                                                             57,500
                                                                                               ----------
                                                                                                  344,732
       Less- Current portion                                                                      175,493
                                                                                               ----------
                                                                                               $  169,239
                                                                                               ==========

5.  PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:

       Buildings                                                                               $  402,367
       Equipment                                                                                2,038,237
       Furniture and fixtures                                                                     367,484
       Leasehold improvements                                                                     183,415
                                                                                               ----------
                                                                                                2,991,503
       Less- Accumulated depreciation and amortization                                          1,312,397
                                                                                               ----------
                                                                                               $1,679,106
                                                                                               ==========

For the years ended June 30, 1997 and 1996, depreciation and amortization expense from property and equipment was approximately $394,000 and $321,000, respectively.

6.  OTHER ASSETS

Other assets consist of the following:

       Investment in ATM Partners, LP (Note 10)                                                $  271,870
       Security deposits                                                                          226,724
       Other assets                                                                               150,946
                                                                                               ----------
                                                                                               $  649,540
                                                                                               ==========

7.  BANK DEBT

Bank debt consists of the following:

       Bank line of credit                                                                     $  500,000
       Term loan                                                                                  833,333
       Notes payable - other                                                                      118,154
                                                                                               ----------
                                                                                                1,451,487
       Less-  Short-term borrowings                                                               899,487
                                                                                               ----------
                                                                                               $  552,000
                                                                                               ==========

The Company has a bank line of credit which provides for borrowings up to a maximum amount of $2,500,000 and expires on October 31, 1997. The line of credit is guaranteed by the four principal stockholders of the Company. At June 30, 1997, the Company had borrowings of $500,000 outstanding under this line of credit. Interest is charged at the prime rate (8.5% at June 30, 1997) plus 1.5%.

The Company also has a $1,000,000 term loan with the bank which requires monthly payments of $27,778 plus interest at the prime rate (8.5% at June 30, 1997) plus 1.75% through December 17, 1999. The loan is collateralized by all of the Company's assets. At June 30, 1997, the Company's outstanding balance under this loan was $833,333.

8.  COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under various noncancelable lease agreements for the rental of office space and equipment through 2002. The lease agreements for office space contain escalation clauses based principally upon real estate taxes, building maintenance and utility costs. The following is a schedule by year of future minimum rental payments required under operating leases:

                                   1998                      $    1,512,988
                                   1999                           1,059,640
                                   2000                             723,293
                                   2001                             415,111
                                   2002                             129,104
                                                             --------------
                                                             $    3,840,136
                                                             ==============

Professional Liability or Malpractice Insurance

The Company does not maintain any professional liability or malpractice insurance policy. Although the Company believes it complies with all applicable laws and regulations, no assurance can be given that the Company will not be subject to professional liability or malpractice suits.

Clearing Agreements

All securities transactions are introduced and cleared on a fully disclosed basis through a correspondent broker that is a member of the New York Stock Exchange, Inc. (the "Broker") pursuant to a clearing agreement (the "Agreement"). The Agreement states that JT will assume customer obligations should a customer of JT default. At June 30, 1997, approximately $25,000 of cash is held as a deposit requirement by the Broker.

Net Capital Requirements

JT is subject to the SEC's Uniform Net Capital Rule 15c 3-1, which requires the maintenance of minimum regulatory net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to
1. At June 30, 1997, JT had net capital of $2,007,331, which was $1,982,331 in excess of its required net capital of $25,000.

Financial Instruments with
Off-Balance Sheet Risk

In the normal course of business, JT executes, as an agent, transactions on behalf of customers. If the agency transactions do not settle because of failure to perform by either the customer or the counterparties, JT may be obligated to discharge the obligation of the nonperforming party and, as a result, may incur a loss if the market value of the security is different from the contract amount of the transactions.

JT does not anticipate nonperformance by customers or counterparties in the above situation. JT's policy is to monitor its market exposure and counterparty risk. In addition, JT has a policy of reviewing, as considered necessary, the credit standing of each counterparty and customer with which it conducts business.

9.  STOCKHOLDERS' EQUITY

Warrants

The Company has 507,926 and 50,783 warrants outstanding pertaining to those issued to the public and the underwriter, respectively, in connection with the Initial Public Offering in 1994. Each warrant issued to the public grants the holder the right to purchase one share of common stock at an exercise price of $4.67 and expires in September 1998. For an exercise price of $8.40 per warrant, each of the warrants issued to the underwriter gives the holder two shares of common stock and a warrant to purchase another share of common stock at an exercise price of $4.67 and expires in September 1999.

Stock Option Agreements
and Stock Option Plan

The Company has granted stock options to employees, directors and consultants pursuant to individual agreements or to its incentive and non-qualified stock option plan.

In September 1993, the Company's Board of Directors and Stockholders adopted the Company's Joint Incentive and NonQualified Stock Option Plan (the "Option Plan"). The Option Plan provides for the granting, at the discretion of the Board of Directors, of: (i) options that are intended to qualify as incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to employees and (ii) options not intended to so qualify to employees, officers and directors. The total number of shares of common stock for which options may be granted under the Option Plan is 816,000 shares. The number of shares granted, prices, terms of exercise, and expiration dates are determined by the Board of Directors. The Plan will terminate in September 2003. At June 30, 1997, 420,002 options have been granted and are outstanding under the Option Plan.

The Company charged earnings for compensation expense of $232,782, for the year ended June 30, 1996, in connection with the issuance of stock options. There were no compensatory stock options issued during fiscal 1997.

The table below summarizes plan and nonplan stock option activity for the past two years:

                                                                   Number of      Weighted Average
                                                                     Shares        Exercise Price
                                                                     ------        --------------
            Outstanding, July 1, 1995                                1,110,002          $3.48

                Granted                                                355,000           4.43
                Exercised                                              (10,000)          2.00
                Canceled                                               (63,000)          3.50
                                                                     ---------

            Outstanding, June 30, 1996                               1,392,002           3.89

                Granted                                                273,000           2.70
                Canceled                                              (299,000)          4.21
                                                                     ---------

            Outstanding, June 30, 1997                               1,366,002           3.59
                                                                     =========

            Exercisable, June 30, 1997                               1,093,002           3.81
                                                                     =========

Options outstanding and exercisable at June 30, 1997 and related weighted average exercise price and life information follows:

       Fiscal Year                 Options Outstanding             Options Exercisable          Remaining
       Grant Date                  Shares         Price          Shares          Price        Life (Years)
       ----------                  ------         -----          ------          -----        ------------
          1994                    420,002         $2.95          420,009         $2.95              1
          1995                    405,000          3.34          405,000          3.34              6
          1996                    268,000          4.88          268,000          4.88              3
          1997                    273,000          2.70                -             -              4

The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the employee stock options. Had compensation cost for the Company's employee stock options been determined based on the fair value at the grant date for options granted in fiscal years 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                 1997            1996
                                                                 ----            ----
                    Net income, as reported                      $875,994       $534,726

                    Net income, pro forma                         832,418        101,098

                    Earnings per share, as reported                   .16            .10

                    Earnings per share, pro forma                     .15            .02

The pro forma effect on net income for fiscal years 1997 and 1996 does not take into consideration pro forma compensation expense related to grants made prior to fiscal year 1996.

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                            Expected life (years)                             3
                            Interest rate                                  7.00%
                            Volatility                                     61.9%
                            Dividend yield                                    0%

On May 19, 1997, the Company adopted the Company's 1997 Common Stock and Incentive and Non-Qualified Stock Option Plan of Gilman & Ciocia, Inc. (the "1997 Plan"), pursuant to which the Company may grant options to purchase up to an aggregate of 300,000 shares. Such options may be intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended ("Incentive Options"), or they may be intended not to qualify under such Section ("Non-Qualified Options"). No Incentive Options will be issued pursuant to the 1997 Plan until such 1997 Plan is approved by the shareholders of the Company.

Treasury Stock

During fiscal 1995, the Board of Directors resolved to accept 85,930 and 11,034 shares, respectively, of the Company's common stock from four officers in lieu of repayment of certain loans due to the Company. The shares were valued at the approximate fair market value of $3.50 per share for an aggregate value of $339,375. Of the 96,964 shares, 85,930 were returned to treasury stock on August 23, 1995. The remaining 11,034 shares were returned to treasury stock on September 22, 1995.

During fiscal 1996, the Board of Directors of the Company resolved to cancel and return all existing shares of the Company's treasury stock to authorized and unissued shares of common stock.

During fiscal 1997, the Company acquired 175,900 shares of its common stock for an aggregate cost of $733,200 and reissued 18,467 of these shares to employees and consultants. The reissuance gave rise to the recognition of compensation expense in the amount of $41,551 representing the excess of the fair value of these shares at reissuance over their cost.

Stock Subscriptions and
Accrued Interest Receivable

Stock subscriptions receivable of $223,168 bear interest at a rate of 9% per annum. For the years ended June 30, 1997 and 1996, the Company recognized interest income of $27,108 and $35,879, respectively. At June 30, 1997 accrued interest receivable was $23,518.

The Company is holding in escrow all of the shares of its common stock related to the stock subscriptions receivable. The shares will be released when the stock subscriptions receivables are collected.

The following is a schedule by year of principal payments to be received:

                            Year ending June 30:
                                1998                           $ 90,013
                                1999                             64,387
                                2000                             45,250
                                                               --------
                                                               $199,650
                                                               ========

10.  RELATED PARTY TRANSACTIONS

Investment in ATM Partners, L.P.

In July, 1995, the Company, together with one of its officers and five individuals who are relatives of the officers of the Company formed ATM Partners, LP (the "Partnership"). At June 30, 1997 and 1996, the Company had approximately 41% and 35%, respectively, interest in the Partnership and recognized income of approximately $73,000 and $198,000 respectively from the Partnership for the years then ended.

Commissions Earned by Officers

The Company's principal officers/stockholders act as registered representatives of the Broker and authorized agents of insurance carriers. During fiscal 1997 and 1996, these individuals earned gross commissions of approximately $486,000 and $582,000 respectively, from sales of securities and insurance products, and paid the Company approximately $184,000 and $180,000 as reimbursement for client referrals, office space, clerical and secretarial support.

Sale of Options by Officers/Stockholders

In November 1995, five executive officers sold options to purchase a total of 65,000 shares of the Company's common stock for $2.50 per option to Rummco, Ltd. ("Rummco"), a Cayman Islands company. In connection with such sale, the Company agreed to consent to such sale. These options to purchase shares of common stock were subsequently sold to Rozel International Holding. Ltd. ("Rozel") for $4.50 per option, in an agreement dated June 10, 1996. Both Rummco and Rozel are independent of the Company.

Forgiveness of Indebtedness
of Officers/Stockholders

The four principal stockholders/officers were indebted to the Company under demand loans totaling $123,899. The loans were converted to notes receivable upon the Company's demand for repayment in March 1996, and then subsequently forgiven and charged to compensation.

11.  SEGMENTS OF BUSINESS

The Company is a provider of income tax preparation and financial planing services to individuals and business in various states across the country. Direct mail services are provided primarily to businesses and individuals in the New York metropolitan area.

The following presents financial information by segment for the years ended June 30, 1997 and 1996:

                                                 Tax        Financial
                                             Preparation    Planning     Direct Mail    Eliminations   Consolidation
                                             -----------    --------     -----------    ------------   -------------
Year ended June 30, 1997:
    Revenues from unaffiliated customers     $9,921,967    $6,961,602     $2,188,320     $   -           $19,071,889
    Intersegment revenues                       -             -            2,275,000      (2,275,000)        -
                                             ----------    ----------     ----------     -----------     -----------
              Total revenues                  9,921,967     6,961,602      4,463,320      (2,275,000)     19,071,889
Direct costs                                  6,025,407     4,227,115      4,162,670      (2,275,000)     12,140,192
Depreciation and amortization                   450,091       315,761         20,070         -               785,922
General corporate expenses                    2,647,426     1,857,300        350,175         -             4,854,901
                                             ----------    ----------     ----------     -----------     -----------
              Operating income               $  799,042       561,428        (69,595)        -             1,290,874
                                             ==========    ==========     ==========     ===========     ===========

Interest expense                             $  118,442    $   83,092     $  -           $   -           $   201,534
                                             ==========    ==========     ==========     ===========     ===========
Identifiable assets                          $7,135,360    $5,005,800     $  329,938     $(3,376,844)    $ 9,094,254
                                             ==========    ==========     ==========     ===========     ===========
Capital expenditures                         $  553,446    $  -           $   38,916     $   -           $   592,362
                                             ==========    ==========     ==========     ===========     ===========

Direct costs consist of the following:
    Direct mail costs                        $  -          $  -           $1,136,347     $   -           $ 1,136,347
    Advertising                               1,642,630     1,152,386      2,299,925      (2,275,000)      2,819,941
    Rent                                      1,044,261       732,599        107,908         -             1,884,768
    Salaries and commissions                  3,338,516     2,342,130        618,490         -             6,299,136
                                             ----------    ----------     ----------     -----------     -----------
                 Total direct costs          $6,025,407    $4,227,115     $4,162,670     $(2,275,000)    $12,140,192
                                             ==========    ==========     ==========     ===========     ===========


                                               Tax         Financial
                                            Preparation    Planning      Direct Mail     Eliminations    Consolidation
                                            -----------    --------      -----------     ------------    -------------
Year ended June 30, 1996:
    Revenues from unaffiliated customers     $8,147,986    $5,671,905     $2,689,786     $   -           $16,509,677
    Intersegment revenues                       -             -            2,000,000      (2,000,000)        -
                                             ----------    ----------     ----------     -----------     -----------
              Total revenues                  8,147,986     5,671,905      4,689,786      (2,000,000)     16,509,677
Direct costs                                  4,260,631     3,052,737      4,429,177      (2,000,000)      9,742,545
Depreciation and amortization                   302,304       210,076         13,088         -               525,468
General corporate expenses                    3,182,122     2,215,025        249,988         -             5,647,135
                                             ----------    ----------     ----------     -----------     -----------
              Operating income               $  402,929    $  194,067     $   (2,467)    $   -           $   594,529
                                             ==========    ==========     ==========     ===========     ===========

Interest expense                             $  -          $  -           $  -           $   -           $   107,111
                                             ==========    ==========     ==========     ===========     ===========
Identifiable assets                          $5,519,630    $2,048,485     $  298,386     $   -           $ 7,866,501
                                             ==========    ==========     ==========     ===========     ===========
Capital expenditures                         $  813,750    $  -           $   86,635     $   -           $   900,385
                                             ==========    ==========     ==========     ===========     ===========

Direct costs consist of the following:
    Direct mail costs                        $  -          $  -           $1,682,108     $   -           $ 1,682,108
    Advertising                               1,509,001     1,048,628      2,027,496      (2,000,000)      2,585,125
    Rent-                                       831,303       577,685         93,800         -             1,502,788
       Salaries and commissions               1,920,327     1,426,424        625,773         -             3,972,524
                                             ----------    ----------     ----------     -----------     -----------
                 Total direct costs          $4,260,631    $3,052,737     $4,429,177     $(2,000,000)    $ 9,742,545
                                             ==========    ==========     ==========     ===========     ===========

Intersegment sales are recognized upon the completion of the services associated with direct mail services.

12.  TAXES ON INCOME

Provisions for income taxes in the consolidated financial statements consist of the following:

                                                                     1997           1996
                                                                     ----           ----
              Current:
                  Federal                                          $378,760       $ 362,297
                  State and local                                    66,840         123,935
                                                                   --------       ---------
                               Total current                        445,600         486,232
                                                                   --------       ---------

              Deferred:
                  Federal                                          (44,200)        (103,483)
                  State and local                                   (7,800)         (30,102)
                                                                   --------       ---------
                               Total deferred tax (benefit)        (52,000)        (133,585)
                                                                   --------       ---------
                                                                   $393,600       $ 352,647
                                                                   ========       =========

Deferred tax assets consist of the following:

                                                                                        1997
                                                                                        ----
              Compensation expense recognized for financial reporting purposes in    $  93,200
                  connection with common stock option grants issued at below market value
              Book amortization of intangibles in excess of tax                        129,600
              Provision for bad debts                                                   35,200
              Provision for deferred rent liability                                     29,200
              Book depreciation in excess of tax                                      (139,823)
              Investments accounted for under the equity method                       (119,478)
                                                                                     ---------
                                                                                     $  27,899
                                                                                     =========

No valuation allowance has been established against the deferred tax assets because management believes that all of the deferred tax assets will be realized.

A reconciliation of the federal statutory rate to the income taxes is as follows:

                                                                      1997                         1996
                                                                      ----                         ----
         Year ended June 30:
           Federal income taxes computed at
             statutory rates                                $ 431,662        34.0%        $301,706         34.0%
           State and local taxes, net of federal
             tax benefit                                       76,176         6.0           44,225          5.0
           Reversal of overaccruals                          (156,000)      (12.3)               -            -
           Other                                               41,762        (3.3)           6,716           .7
                                                            ---------        -----        --------         ----
                                                            $ 393,600        31.0%        $352,647         39.7%
                                                            =========        ====         ========         ====