Form 10QSB
period 1997-09-30
GILMAN & CIOCIA INC
filed 1997-11-19
CIK 914142

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
  X      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED  09/30/97
-----

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

            Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for past 90 days.

Yes    X            No
     -----              -----

            State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of November 14, 1997, 5,588,913 shares of the issuer's common equity were outstanding.

                                     PART I


ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS.

                                                                                Page
                                                                                ----
Consolidated Balance Sheets as of September 30, 1997 and
June 30, 1997                                                                   F-1 - F-2

Consolidated Statements of Operations for the three-months
Ended September 30, 1997 and 1996                                               F-3

Consolidated Statements of Stockholders' Equity for the three months
Ended September 30, 1997 and 1996                                               F-4

Consolidated Statements of Cash Flows for the three months ended
September 30, 1997 and 1996                                                     F-5 - F-6

Notes to Consolidated Financial Statements                                      F-7


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

PLAN OF OPERATION

            Over the past two fiscal years, the Company opened 48 new offices, which represents 40% of all offices at September 30, 1997. The Company plans to continue its expansion and open new offices during the next year (although no specific target has been set), recruit successful financial planners and acquire existing tax preparation practices. The Company anticipates funding this growth through operating profits and use of its short-term line of credit but anticipates the availability of additional funds may be available through the exercise of outstanding options and warrants because the sale and/or resale of the common stock underlying such securities was recently registered. However, there can be no assurance that the offering will be consummated or that any of such options or warrants will be exercised.

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

                        During the Company's 1997 fiscal year, the Company commenced operations of a direct mail division in order to control the substantial costs of advertising its many offices. The Company believes that the direct mail division will eventually result in lower advertising costs on per-office basis, as the Company takes advantage of economies of scale. The Company intends for its direct mail division to operate as an independent division and solicit its own customers for its direct mail services.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 COMPARED.

            The Company's revenues for the three months ended September 30, 1997 were $2,441,460 as compared to revenues of $2,159,800 for the comparable period of the prior year. The increase in revenues for the quarter ended September 30, 1997 from the comparable period of the prior year is attributable to (1) increased revenues from tax preparation services of $45,951: (2) increased financial planning revenues of $433,251 over all offices and (3) decreased revenues of approximately $197,542 from its direct mailing services.

            The Company's total revenues for the quarter ended September 30, 1997 consist of $279,944 for tax preparation services, $1,801,672 for financial planning services, and $359,844 for direct mail services. The Company's total revenues for its quarter ended September 30, 1996 consist of $233,993 for tax preparation services, $1,368,421 for financial planning services and $557,386 for direct mail division.

            The increase in the Company's financial planning revenues for the quarter ended September 30, 1997 compared to the prior year's first quarter was approximately 32% . The increase in such financial planning revenues is attributable to the continued growth of the existing offices and the increase of production from the acquisition of the new financial planners.

            The remaining growth in financial planning revenues is a result of the Company's benefiting from a period of rapidly rising activities in the marketplace, which induced clients to invest funds with the Company, generating commission revenues for the Company.

            The decrease in the Company's direct mail services for the quarter ended September 30, 1997 was approximately 35%, resulting from the loss of a few major customers.

            The Company's operating expenses for the quarter ended September 30, 1997 were $2,615,144 as compared to operating expenses of $3,014,294 for the comparable period of the prior year. The decrease of 14% in the Company's operating expenses for the quarter ended September 30, 1997 from the comparable period of the prior year was attributable to a decrease in salaries and commissions in the amount of $253,908: a decrease in general and administrative expenses of $40,649: an increase in advertising expenses of $6,493: a decrease in direct mail costs of $177,106: an increase in rent expense of $17,710: and an increase in depreciation and amortization of $21,311. Salaries and commissions decreased 19.5% for the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996 due to personnel changes.

The $40,649 decrease in general and administrative expenses had been offset by a bad debt write-off of approximately $150,000 in the quarter ended September 30, 1996. Otherwise, the increase in general and administrative expenses was as follows: $50,000 for telephone, $72,000 for professional fees, $83,000 filing fees. These increases were offset by a decrease in expenses, that resulted due to a decrease of revenues.

            The reduction in direct mail costs of approximately $177,000 resulted primarily from the decrease in sales volume due to less customers.

            The increase in depreciation and amortization expense is due primarily to additional amortization of customer list amounting to approximately $18,000 and additional depreciation taken on capital additions. The increase in advertising is due to a general increase in advertising costs for all locations.

            The increase in other income is due to the Company's investment in partnership of approximately $113,500, an increase in interest income of $544, an unrealized gain on marketable securities of $1,157, management fee income from Suffolk Bureau for $31,500. These increases were offset by an increase in interest expense of $21,716 and a realized loss on sale of marketable securities.

            The Company's net loss for the three months ended September 30, 1997 is $112,640 as compared to $587,098 for the three months ended September 30, 1996. The decrease of approximately 81% is primarily attributable to increases in the tax preparation fees and financial planning services of approximately $460,000, and offset by an increase in net loss of approximately $6,000 from the Company's direct mail division.

            The Company's business is highly seasonal, with the majority of its revenue earned in the first four months of the calendar year.

            The Company does not consider inflation to be a risk to the cost of doing business in the current or foreseeable future.

            The Company's tax return preparation business and its financial planning business are closely linked together in that such various lines of business generally use the same employees , assets, marketing and facilities and cannot be easily separated. The Company believes that its tax return preparation business is inextricably intertwined with, and a necessary adjunct to, its financial planning activities and that the two segments can be viewed meaningfully only as a whole.

Liquidity and Capital Resources

            The Company's cash flows provided by operating activities increased approximately $522,000 to $88,266 for the three months ended September 30, 1997 from the $(433,780) provided by operations for the three months ended September 30, 1996. The increase is primarily due to a decrease in net loss plus non-cash adjustments of approximately $292,000, the proceeds from the sale of marketable securities of $22,323, and an in the increase in accounts receivable of approximately $298,252, prepaid expenses and other current assets of approximately $643,574, and a decrease in accounts payable. Depreciation and amortization decreased by approximately $14,000.

            Net cash used in investing activities was $245,087 and $246,921 for the three months ended September 30, 1997 and 1996, respectively. The decrease of approximately $2,000 is primarily due to decreases in capital expenditures of approximately $218,000, a decrease in acquisition of intangible assets of approximately $153,000, offset by decreased proceeds from the repayment of related party transactions of approximately $369,000.

            Net cash used in financing activities decreased by approximately $40,000 to $238,644 from $278,547 due to a decrease in proceeds from bank and other loans of $250,000 and acquisition of treasury stock of approximately $153,000. These differences were offset by a decrease in payments of bank and other loans in the amount of approximately $446,000.

            The Company has two credit facilities with a bank. The first facility is a line of credit for up to $2,500,000 which expires on October 31, 1997. Borrowings under this line are in the form of short-term notes with interest charged monthly at the bank's prime lending rate plus 1 1/2 %. At September 30, 1997, the Company had an outstanding principal balance of $500,000.

            The second credit facility is an installment note in the principal amount of $1,000,000. The note is payable in 36 equal monthly installments of approximately $28,000, plus interest at the bank's prime lending rate plus 1-3/4%. The final installment is due December 1999. At September 30, 1997 , the note had an outstanding principal balance amounting to $750,000.

            The Company believes that it could continue to operate without any additional financing (other than its seasonal bank loans) during the next 12 months. The Company anticipates that it will not pay dividends on its Common Stock in the foreseeable future, but will apply any profits to fund the Company's expansion.

RECENT ACCOUNTING PRONOUNCEMENTS

            In March, 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting For the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of", which is effective for fiscal years beginning after December 15, 1995. The Company's adoption of SFAS No. 121 as of July 1, 1996 did not have a material impact on its results of operations, financial position or cash flows.

            In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which is effective for transactions entered into for fiscal years that begin after December 15, 1995. SFAS No. 123 establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company's adoption of the employee stock-based compensation provisions of SFAS No. 123 as of July 1, 1996 will require disclosure of the pro forma net income and pro forma net income per share amounts assuming the fair value method was adopted July 1, 1995. The adoption of this standard does not impact the Company's consolidated results of operations, financial position or cash flows.

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

            4.3 Form of Redeemable Warrant included in Units, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70604-NY

            4.4 Form of Purchase Option for Underwriter's Warrants, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70604-NY

            27 Gilman & Ciocia, Inc. - Financial Data Schedule, Dated September 30, 1997.

            (b)         Reports on Form 8-K

            No report on Form 8-K was filed by the Company dated September 16, 1997 regarding a change in auditors during the quarter ended September 30, 1997.

                                    SIGNATURE

            In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 18, 1997

GILMAN & CIOCIA, INC.




*By /s/ Thomas Povinelli
------------------------------
        Thomas Povinelli
        Chief Financial Officer

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                            SEPTEMBER 30,      JUNE 30,
                                                                1997             1997
                                                                ----             ----
                                                             (UNAUDITED)
                                                             -----------
CURRENT ASSETS:
     CASH                                                    $2,524,315       $2,920,489
     MARKETABLE SECURITIES                                       66,568           49,658
     ACCOUNTS RECEIVABLE, NET                                 1,229,192        1,109,535
     PREPAID INCOME TAXES                                        39,222
     RECEIVABLE FROM RELATED PARTIES, CURRENT PORTION           567,974          373,039
     PREPAID EXPENSES AND OTHER CURRENT ASSETS                  138,127          451,968
                                                             ----------       ----------
          TOTAL CURRENT ASSETS                                4,565,398        4,904,689
                                                             ----------       ----------

PROPERTY AND EQUIPMENT, NET                                   1,625,774        1,679,106
                                                             ----------       ----------

OTHER ASSETS:
     INTANGIBLE ASSETS, NET                                   1,075,737        1,147,297
     ADVANCES AND NOTES RECEIVABLE FROM FINANCIAL
          PLANNERS, NET OF CURRENT PORTION                       83,952          169,239
     RECEIVABLES  FROM RELATED PARTIES, NET OF CURRENT
          PORTION                                               402,295          447,806
     DEFERRED TAX ASSETS                                         27,889           27,899
     OTHER ASSETS                                               715,767          649,540
                                                             ----------       ----------
          TOTAL OTHER ASSETS                                  2,305,640        2,441,781
                                                             ----------       ----------



TOTAL ASSETS                                                 $8,496,812       $9,025,576
                                                             ==========       ==========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                              SEPTEMBER 30,        JUNE 30,
                                                                  1997               1997
                                                               (UNAUDITED)
CURRENT LIABILITIES:
     SHORT-TERM BORROWINGS                                     $   883,333        $   899,487
     ACCOUNTS PAYABLE                                              190,089            168,210
     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES                157,641            318,690
     INCOME TAXES  PAYABLE                                              --             68,200
                                                               -----------        -----------
          TOTAL CURRENT LIABILITIES                              1,231,063          1,454,587
                                                               -----------        -----------


LONG-TERM LIABILITIES:
     LONG-TERM BORROWINGS                                          466,667            552,000
                                                               -----------        -----------


STOCKHOLDERS'S EQUITY:
     PREFERRED STOCK-$.001 PAR VALUE - SHARES AUTHORIZED
          100,000: NONE ISSUED AND OUTSTANDING                          --                 --
     COMMON STOCK - $.01 PAR VALUE - SHARES AUTHORIZED
          9,000,000: ISSUED AND OUTSTANDING 5,588,913               55,889             55,789
     PAID-IN-CAPITAL                                             6,249,580          6,231,555
     RETAINED EARNINGS                                           1,480,729          1,593,369
     LESS- TREASURY STOCK, AT COST: 213,733 SHARES                (789,951)          (638,556)
                                                               -----------        -----------
                                                                 6,996,247          7,242,157
     STOCK SUBSCRIPTIONS AND ACCRUED INTEREST RECEIVABLE          (197,165)          (223,168)
                                                               -----------        -----------
          TOTAL STOCKHOLDERS' EQUITY                             6,799,082          7,018,989
                                                               -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 8,496,812        $ 9,025,576
                                                               ===========        ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (UNAUDITED)

                                                                1997               1996
                                                                ----               ----
REVENUES:
     TAX PREPARATION FEES                                   $   279,944        $   233,993
     FINANCIAL PLANNING SERVICES                              1,801,672          1,368,421
     DIRECT MAIL SERVICES                                       359,844            557,386
                                                            -----------        -----------

          TOTAL REVENUES                                      2,441,460          2,159,800
                                                            -----------        -----------


OPERATING EXPENSES:
     SALARIES AND COMMISSIONS                                 1,047,521          1,301,430
     GENERAL AND ADMINISTRATIVE EXPENSES                        656,502            697,151
     ADVERTISING                                                 29,187             22,694
     DIRECT MAIL COSTS                                          202,104            379,210
     RENT                                                       486,043            468,333
     DEPRECIATION AND AMORTIZATION                              193,787            172,476
                                                            -----------        -----------

          TOTAL OPERATING EXPENSES                            2,615,144          3,041,294
                                                            -----------        -----------

          OPERATING INCOME (LOSS)                              (173,684)          (881,494)
                                                            -----------        -----------

OTHER INCOME (EXPENSE):
     INCOME (LOSS) FROM INVESTMENT IN PARTNERSHIP                20,913            (92,587)
     INTEREST INCOME                                             21,459             20,915
     INTEREST EXPENSE                                           (38,653)           (16,937)
     RENTAL INCOME                                                2,700              4,920
     REALIZED LOSS ON SALE OF MARKETABLE SECURITIES             (16,213)
     UNREALIZED GAIN ON  MARKETABLE SECURITIES                    1,157
     OTHER INCOME                                                32,088
                                                            -----------        -----------

          TOTAL OTHER INCOME (EXPENSE)                           23,451            (83,689)
                                                            -----------        -----------

INCOME (LOSS) BEFORE PROVISION  (CREDIT)                       (150,233)          (965,183)

PROVISION (CREDIT) FOR INCOME TAXES                             (37,593)          (378,085)
                                                            -----------        -----------

          NET INCOME (LOSS)                                 $  (112,640)       $  (587,098)
                                                            ===========        ===========

NET LOSS PER SHARE                                          $     (0.02)       $     (0.11)
                                                            ===========        ===========


WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES:
     PRIMARY                                                  5,461,216          5,550,582
     FULLY DILUTED                                            5,558,296          5,550,582



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                          STOCK
                                                                                      SUBSCRIPTIONS
                                                                                       AND ACCRUED    TREASURY STOCK
                                      COMMON STOCK           PAID-IN        RETAINED    INTEREST     SHARES     AMOUNT
                                  SHARES       AMOUNT        CAPITAL        EARNINGS   RECEIVABLE
                                 ----------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED
     SEPTEMBER 30, 1997

BALANCE AT JULY 1, 1997          5,578,913   $   55,789   $   6,231,555   $1,593,369    $(223,168)   157,433   $(638,556)

REPAYMENTS OF STOCK
     SUBSCRIPTIONS                                                                         25,117

PURCHASE OF TREASURY STOCK                                                                            56,300    (151,395)

ISSUANCE OF STOCK OPTIONS           10,000          100          18,025

ACCRUED INTEREST INCOME                                                                       886

NET INCOME (LOSS)                                                           (112,640)
                                 ----------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 1997    5,588,913   $   55,889   $   6,249,580   $1,480,729    $(197,165)   213,733   $(789,951)
                                 ========================================================================================
FOR THE THREE MONTHS ENDED
     SEPTEMBER 30, 1996

BALANCE AT JULY 1, 1996          5,550,582   $   55,505   $   6,184,075   $  717,375    $(458,014)        --   $      --

REPAYMENTS OF STOCK
     SUBSCRIPTIONS                                                                         19,387

COMPENSATION RECOGNIZED IN
     CONNECTION WITH THE
     ISSUANCE OF STOCK OPTIONS                                   29,735

ACCRUED INTEREST INCOME                                                                   (10,305)

NET LOSS                                                                    (587,098)
                                 ----------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 1996    5,550,582   $55,505.00   $6,213,810.00   $  130,277    $(448,932)        --   $      --
                                 ========================================================================================


                                 TOTAL STOCK-
                                   HOLDERS'
                                    EQUITY

                                 ------------
FOR THE THREE MONTHS ENDED
     SEPTEMBER 30, 1997

BALANCE AT JULY 1, 1997           $7,018,989

REPAYMENTS OF STOCK
     SUBSCRIPTIONS                    25,117

PURCHASE OF TREASURY STOCK          (151,395)

ISSUANCE OF STOCK OPTIONS             18,125

ACCRUED INTEREST INCOME                  886

NET INCOME (LOSS)                   (112,640)
                                 -----------

BALANCE AT SEPTEMBER 30, 1997     $6,799,082
                                 ===========
FOR THE THREE MONTHS ENDED
     SEPTEMBER 30, 1996

BALANCE AT JULY 1, 1996           $6,498,941

REPAYMENTS OF STOCK
     SUBSCRIPTIONS                    19,387

COMPENSATION RECOGNIZED IN
     CONNECTION WITH THE
     ISSUANCE OF STOCK OPTIONS        29,735

ACCRUED INTEREST INCOME              (10,305)

NET LOSS                            (587,098)
                                 -----------

BALANCE AT SEPTEMBER 30, 1996     $5,950,660
                                 ===========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                         ---------------------------
                                                                             1997            1996
                                                                         -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                                                           (112,640)    $  (587,098)
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
     (USED IN) OPERATING ACTIVITIES:
COMPENSATION EXPENSE RECOGNIZED IN CONNECTION WITH THE
     ISSUANCE OF STOCK OPTIONS                                                                27,735
DEPRECIATION AND AMORTIZATION                                                158,500         172,464
(INCOME) LOSS FROM INVESTMENT                                                (20,913)         92,587
(Gain)Loss on Sale of MKT SEC                                                 16,213
INCREASE IN DEFERRED TAX ASSETS                                                              (57,417)
UNREALIZED GAIN ON MARKETABLE SECURITIES                                      (1,157)             --
COMPENSATION EXPENSE RECOGNIZED IN CONNECTION WITH AMORTIZATION
     OF ADVANCES TO FINANCIAL PLANNERS                                        35,287         115,210
PROVISION FOR DOUBTFUL ACCOUNTS                                                               25,000
INTEREST ON STOCK SUBSCRIPTIONS                                               (4,611)        (10,305)
(INCREASE) DECREASE IN:
     PROCEEDS FROM SALE OF MARKETABLE SECURITIES                              22,323              --
     ACCOUNTS RECEIVABLE                                                    (119,657)        178,595
     ADVANCES TO FINANCIAL PLANNERS                                          108,630         (51,989)
     SECURITY DEPOSITS                                                        (2,367)         (7,548)
     PREPAID EXPENSES AND OTHER CURRENT ASSETS                               213,713        (258,880)
INCREASE(DECREASE)IN:
     ACCOUNTS PAYABLE,ACCRUED EXPENSES, AND OTHER CURRENT LIABILITIES       (205,055)        (72,134)
                                                                         -----------     -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                           88,266        (433,780)
                                                                         -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

CAPITAL EXPENDITURES                                                         (52,600)       (270,516)
ACQUISITION OF INTANGIBLE ASSETS                                             (13,655)       (166,865)
INVESTMENTS                                                                   (6,360)             --
PURCHASE OF MARKETABLE SECURITIES                                            (23,048)             --
PROCEEDS FROM RELATED PARTY TRANSACTIONS                                    (149,424)        219,460
PAYMENTS TO RELATED PARTIES                                                       --         (29,000)
                                                                         -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES                                       (245,087)       (246,921)
                                                                         -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

ACQUISITION OF T/S                                                          (154,874)
PROCEEDS FROM BANK AND OTHER LOANS                                                --         250,000
PROCEEDS FROM SALE OF COMMON STOCK & EXERCISE OF STOCK OPTIONS                18,025
PAYMENTS OF BANK AND OTHER LOANS                                            (101,487)       (547,934)
PROCEEDS FROM STOCK SUBSCRIPTIONS                                             30,292          19,387
INCURRENCE OF DEFERRED REGISTRATION COSTS                                    (30,600)
NET CASH USED IN FINANCING ACTIVITIES                                       (238,644)       (278,547)
                                                                         -----------     -----------

NET INCREASE (DECREASE) IN CASH                                             (395,465)       (959,248)

CASH AT BEGINNING OF PERIOD                                                2,920,489       2,221,795
                                                                         -----------     -----------

CASH AT END OF PERIOD                                                    $ 2,525,024     $ 1,262,547
                                                                         ===========     ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:            1997         1996
                                                            -------      -------
         CASH PAYMENTS FOR THE PERIOD:

         INTEREST                                           $34,012      $16,937
                                                            -------      -------

         INCOME TAXES                                       $58,830      $22,515
                                                            -------      -------




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              GILMAN & CIOCIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997
                                   Unaudited)

            NOTE 1 - BASIS OF FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of Gilman & Ciocia, Inc. and its wholly-owned subsidiaries, JT Securities, Inc., and Progressive Mailing Service Inc. and have been prepared as if the entities had operated as a single consolidated group since their respective dates of incorporation. All intercompany balances and transactions have been eliminated.

The consolidated financial statements and the related notes thereto as of September 30, 1997 and for the three months ended September 30, 1997 and 1996 are presented as unaudited, but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely normal recurring accruals. The consolidated balance sheet information for June 30, 1997 was derived from the audited financial statements in the Company's Form 10-KSB. These interim financial statements are not necessarily indicative of the results for any future periods.

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

Certain items in the 1997 presentation were reclassified to conform with the 1997 presentation.