Form 10QSB/A
period 1997-09-30
GILMAN & CIOCIA INC
filed 1997-11-25
CIK 914142

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

   X              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
  ---             EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED 09/30/97

                  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
  ---             EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission file number 000-22996

                              GILMAN & CIOCIA, INC.
                 (Name of small business issuer in its charter)

         Delaware                                             11-2587324
-------------------------                             -------------------------
( State of jurisdiction                                     (I.R.S. Employer
  of incorporation or                                      Identification No.)
  organization)

475 Northern Boulevard, Great Neck, NY                            11021
----------------------------------------                        ---------
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

Yes           X                     No
            -----                       ---------


         State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of November 14, 1997, 5,375,180 shares of the issuer's common equity were outstanding.

                                     PART I



ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

                                                                                         Page
Consolidated Balance Sheets as of  September 30, 1997 and
June 30, 1997                                                                           F-1 - F-2

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

                  During the Company's 1996 fiscal year, the Company commenced operations of a direct mail division in order to control the substantial costs of advertising its many offices. The Company's direct mail division operates as an independent division and also solicits its own customers for its direct mail services.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 COMPARED.

         The Company's revenues for the three months ended September 30, 1997 were $2,441,460 as compared to revenues of $2,159,800 for the comparable period of the prior year. The increase in revenues for the quarter ended September 30, 1997 from the comparable period of the prior year is attributable to (1) increased revenues from tax preparation services of $45,951 (2) increased financial planning revenues of $433,251 over all offices and (3) decreased revenues of approximately $197,542 from its direct mailing services.

         The Company's total revenues for the quarter ended September 30, 1997 consist of $279,944 for tax preparation services, $1,801,672 for financial planning services, and $359,844 for direct mail services. The Company's total revenues for its quarter ended September 30, 1996 consist of $233,993 for tax preparation services, $1,368,421 for financial planning services and $557,386 for direct mail services.

         The increase in the Company's financial planning revenues for the quarter ended September 30, 1997 compared to the prior year's first quarter was approximately 32%. The increase in such financial planning revenues is attributable to the continued growth of the existing offices and the increase of production from the acquisition of the new financial planners. The remaining growth in financial planning revenues is a result of the Company's benefiting from a period of rapidly rising activities in the marketplace, which induced clients to invest funds with the Company, generating commission revenues for the Company.

         The decrease in the Company's direct mail services for the quarter ended September 30, 1997 was approximately 35%, resulting from the loss of a few customers.

         The Company's operating expenses for the quarter ended September 30, 1997 were $2,615,144 as compared to operating expenses of $3,041,294 for the comparable period of the prior year. The decrease of 14% in the Company's operating expenses for the quarter ended September 30, 1997 from the comparable period of the prior year was attributable to a decrease in salaries and commissions in the amount of $253,908, a decrease in general and administrative expenses of $40,649, a decrease in direct mail costs of $177,106. These decreases in operating expenses were offset by an increase in advertising expenses of $6,493, an increase in rent expense of $17,710 and an increase in depreciation and amortization of $21,311. Salaries and commissions decreased 19.5% for the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996 due to personnel changes. The $40,649 decrease in general and administrative expenses had been offset by a bad debt write-off of approximately $150,000 in the quarter ended September 30, 1996. Otherwise, the increase in general and administrative expenses was as follows: $50,000 for telephone, $72,000 for professional fees, $83,000 filing fees. These increases were offset by a decrease in other expenses that resulted due to a decrease of revenues.

         The reduction in direct mail costs of approximately $177,000 resulted primarily from the decrease in sales volume.

         The increase in depreciation and amortization expense is due primarily to additional amortization of customer lists amounting to approximately $18,000 and additional depreciation taken on capital additions. The increase in advertising is due predominately to a general increase in advertising costs for all locations.

         The net increase in other income ofapproximately $107,000 is due primarily to the Company's investment in partnership.

         The Company's net loss for the three months ended September 30, 1997 is $112,640 as compared to $587,098 for the three months ended September 30, 1996. The decrease of approximately 81% is primarily attributable to the increase in financial planning revenue of approximately $434,000.

The Company's business is highly seasonal, with the majority of its revenue earned in the first four months of the calendar year.

The Company does not consider inflation to be a risk to the cost of doing business in the current or foreseeable future.

         The Company's tax return preparation business and its financial planning business are closely linked together in that such various lines of business generally use the same employees assets, marketing and facilities and cannot be easily separated. The Company believes that its tax return preparation business is inextricably intertwined with, and a necessary adjunct to, its financial planning activities and that the two segments can be viewed meaningfully only as a whole.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flows used in operating activities was $281,843 and $433,780 for the three months ended September 30, 1997 and 1996, respectively. The decrease of approximately $152,000 is due primarily to a decrease in net loss plus non-cash adjustments of approximately $293,000, an increase in the proceeds from sale of marketable securities of approximately $22,000, a decrease of approximately $107,000 in advances to financial planners, a decrease in security deposits of approximately $5,200, and a decrease in prepaid expenses and other current assets of approximately $198,000. These decreases in net cash used in operating activities were offset by an increase in accounts receivable of approximately $300,000 and a decrease in accounts payable and other accrued expenses of approximately $175,000.

         Net cash provided by investing activities was $59,812 and $(246,921) for the three months ended September 30, 1997 and 1996, respectively. The increase of approximately $307,000 is primarily due to decreases in capital expenditures of approximately $216,000 and a decrease in acquisition of intangible assets of approximately $153,000. These increases were offset by an increase in investments and marketable securities of approximately $62,000.

         Net cash used in financing activities was $174,143 and $278,547 for the three months ended September 30, 1997 and 1996, respectively. The decrease in net cash used in financing activities of approximately $104,000 is primarily due to a decrease in the payments of bank and other loans of approximately $446,000, an increase in the proceeds from stock subscriptions receivable of approximately $11,000, a decrease in deferred registration costs of $30,000 and the exercise of stock options of approximately $18,000. These decreases in net cash used in financing activities were offset by a decrease in proceeds from bank loan of $250,000 and an increase in the acquisition of treasury stock of approximately $151,000.

         The Company has two credit facilities with a bank. The first facility is a line of credit for up to $2,500,000 which expires on October 31, 1997. Borrowings under this line are in the form of short-term notes with interest charged monthly at the bank's prime lending rate plus 1 1/2%. At September 30, 1997, the Company had an outstanding principal balance of $500,000.

         The second credit facility is an installment note in the principal amount of $1,000,000. The note is payable in 36 equal monthly installments of approximately $28,000, plus interest at the bank's prime lending rate plus 1 3/4%. The final installment is due December 1999. At September 30, 1997, the note had an outstanding principal balance amounting to $750,000.

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

         In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which is effective for transactions entered into for fiscal years that begin after December 15, 1995. SFAS No. 123 establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company's adoption of the employee stock-based compensation provisions of SFAS No. 123 as of July 1, 1996 requires disclosure of the pro forma net income and pro forma net income per share amounts assuming the fair value method was adopted July 1, 1995. The adoption of this standard does not impact the Company's consolidated results of operations, financial position or cash flows.

         In February 1997, FASB issued Statement No. 128, "Earnings Per Share," which is effective for periods ending after December 15, 1997. The Company will adopt Statement No. 128 for the quarter ending December 31, 1997. The adoption of this standard will not have a material impact on the Company's earnings per share on a diluted basis.

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

(b)      Reports on Form 8-K

         A report on Form 8-K was filed by the Company dated September 16, 1997 regarding a change in public auditors.

                                    SIGNATURE

         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 18,1997

GILMAN & CIOCIA, INC.




By/s/Thomas Povinelli
--------------------
Thomas Povinelli
Chief Financial Officer

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                         SEPTEMBER 30,    JUNE 30,
                                                             1997          1997
                                                          ----------    ----------
                                                          (UNAUDITED)

CURRENT ASSETS:
     CASH                                                 $2,524,315    $2,920,489
     MARKETABLE SECURITIES                                $   66,568    $   49,658
     ACCOUNTS RECEIVABLE, NET                              1,229,192     1,109,535
     RECEIVABLE FROM RELATED PARTIES, CURRENT PORTION        394,296       373,039
     PREPAID EXPENSES AND OTHER CURRENT ASSETS               351,027       451,968
                                                          ----------    ----------
          TOTAL CURRENT ASSETS                             4,565,398     4,904,689
                                                          ----------    ----------

PROPERTY AND EQUIPMENT, NET                                1,625,774     1,679,106
                                                          ----------    ----------

OTHER ASSETS:
     INTANGIBLE ASSETS, NET                                1,075,737     1,147,297
     ADVANCES AND NOTES RECEIVABLE FROM FINANCIAL
          PLANNERS, NET OF CURRENT PORTION                    83,952       169,239
     RECEIVABLES  FROM RELATED PARTIES, NET OF CURRENT
          PORTION                                            402,295       447,806
     DEFERRED TAX ASSETS                                      27,889        27,899
     OTHER ASSETS                                            715,767       649,540
                                                          ----------    ----------
          TOTAL OTHER ASSETS                               2,305,640     2,441,781
                                                          ----------    ----------



TOTAL ASSETS                                              $8,496,812    $9,025,576
                                                          ==========    ==========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                             SEPTEMBER 30,      JUNE 30,
                                                                  1997           1997
                                                              -----------     -----------
                                                              (UNAUDITED)


CURRENT LIABILITIES:
     SHORT-TERM BORROWINGS                                    $   883,333     $   899,487
     ACCOUNTS PAYABLE                                             190,089         168,210
     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES               157,641         318,690
     INCOME TAXES  PAYABLE                                             --          68,200
                                                              -----------     -----------
          TOTAL CURRENT LIABILITIES                             1,231,063       1,454,587
                                                              -----------     -----------


LONG-TERM LIABILITIES:
     LONG-TERM BORROWINGS                                         466,667         552,000
                                                              -----------     -----------


STOCKHOLDERS' EQUITY:
     PREFERRED STOCK-$.001 PAR VALUE - SHARES AUTHORIZED
          100,000: NONE ISSUED AND OUTSTANDING                         --              --
     COMMON STOCK - $.01 PAR VALUE - SHARES AUTHORIZED
          9,000,000: ISSUED 5,588,913 (September 30, 1997)         55,889          55,789
     PAID-IN-CAPITAL                                            6,249,580       6,231,555
     RETAINED EARNINGS                                          1,480,729       1,593,369
     LESS-TREASURY STOCK, AT COST: 213,733 SHARES                (789,951)       (638,556)
                                                              -----------     -----------
                                                                6,996,247       7,242,157
     STOCK SUBSCRIPTIONS AND ACCRUED INTEREST RECEIVABLE         (197,165)       (223,168)
                                                              -----------     -----------
          TOTAL STOCKHOLDERS' EQUITY                            6,799,082       7,018,989
                                                              -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 8,496,812     $ 9,025,576
                                                              ===========     ===========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                       .
                                   (UNAUDITED)


                                                             1997            1996
                                                             ----            ----

REVENUES:
     TAX PREPARATION FEES                                $   279,944     $   233,993
     FINANCIAL PLANNING SERVICES                           1,801,672       1,368,421
     DIRECT MAIL SERVICES                                    359,844         557,386
                                                         -----------     -----------
          TOTAL REVENUES                                   2,441,460       2,159,800
                                                         -----------     -----------

OPERATING EXPENSES:
     SALARIES AND COMMISSIONS                              1,047,521       1,301,430
     GENERAL AND ADMINISTRATIVE EXPENSES                     656,502         697,151
     ADVERTISING                                              29,187          22,694
     DIRECT MAIL COSTS                                       202,104         379,210
     RENT                                                    486,043         468,333
     DEPRECIATION AND AMORTIZATION                           193,787         172,476
                                                         -----------     -----------
          TOTAL OPERATING EXPENSES                         2,615,144       3,041,294
                                                         -----------     -----------
           OPERATING (LOSS)                                 (173,684)       (881,494)
                                                         -----------     -----------
OTHER INCOME (EXPENSE):
     INCOME (LOSS) FROM INVESTMENT IN PARTNERSHIP             20,913         (92,587)
     INTEREST INCOME                                          21,459          20,915
     INTEREST EXPENSE                                        (38,653)        (16,937)
     RENTAL INCOME                                             2,700           4,920
     REALIZED LOSS ON SALE OF MARKETABLE                     (16,213)
SECURITIES
     UNREALIZED GAIN ON  MARKETABLE SECURITIES                 1,157
     OTHER INCOME                                             32,088
                                                         -----------     -----------

          TOTAL OTHER INCOME (EXPENSE)                        23,451         (83,689)
                                                         -----------     -----------
INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)                 (150,233)       (965,183)

INCOME TAXES (BENEFIT)                                       (37,593)       (378,085)
                                                         -----------     -----------
          NET (LOSS)                                     $  (112,640)    $  (587,098)
                                                         ===========     ===========

NET LOSS PER SHARE                                       $     (0.02)    $     (0.11)
                                                         ===========     ===========


WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES:
     PRIMARY                                               5,461,216       5,550,582
     FULLY DILUTED                                         5,558,296       5,550,582




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                            STOCK
                                                                                        SUBSCRIPTIONS
                                                                                         AND ACCRUED       TREASURY STOCK
                                      COMMON STOCK            PAID-IN       RETAINED       INTEREST       SHARES      AMOUNT
                                   SHARES       AMOUNT        CAPITAL       EARNINGS      RECEIVABLE
                                 ---------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED
     SEPTEMBER 30, 1997

BALANCE AT JULY 1, 1997           5,578,913     $ 55,789      $6,231,555    $1,593,369     $(223,168)    157,433    $(638,556)

REPAYMENTS OF STOCK
     SUBSCRIPTIONS                                                                            25,117

PURCHASE OF TREASURY STOCK                                                                                56,300     (151,395)

ISSUANCE OF STOCK OPTIONS            10,000          100          18,025

ACCRUED INTEREST INCOME                                                                          886


NET INCOME (LOSS)                                                             (112,640)
                                 ---------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 1997     5,588,913     $ 55,889      $6,249,580    $1,480,729     $(197,165)    213,733    $(789,951)
                                 =============================================================================================
FOR THE THREE MONTHS ENDED
     SEPTEMBER 30, 1996

BALANCE AT JULY 1, 1996           5,550,582     $ 55,505      $6,184,075      $717,375     $(458,014)          -    $       -


REPAYMENTS OF STOCK
     SUBSCRIPTIONS                                                                             19387

COMPENSATION RECOGNIZED IN
     CONNECTION WITH THE
     ISSUANCE OF STOCK OPTIONS                                    29,735

ACCRUED INTEREST INCOME                                                                      (10,305)

NET LOSS                                                                       (587,098)
                                 ---------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 1996    5,550,582    $55,505.00   $6,213,810.00      $ 130,277    $(448,932)          -    $       -
                                 =============================================================================================



                                         TOTAL STOCK-
                                           HOLDERS'
                                           EQUITY
                                        ------------
FOR THE THREE MONTHS ENDED
     SEPTEMBER 30, 1997

BALANCE AT JULY 1, 1997                   $7,018,989

REPAYMENTS OF STOCK
     SUBSCRIPTIONS                            25,117

PURCHASE OF TREASURY STOCK                  (151,395)

ISSUANCE OF STOCK OPTIONS                     18,125

ACCRUED INTEREST INCOME
                                                 886

NET INCOME (LOSS)                           (112,640)
                                        ------------

BALANCE AT SEPTEMBER 30, 1997             $6,799,082
                                        ============
FOR THE THREE MONTHS ENDED
     SEPTEMBER 30, 1996

BALANCE AT JULY 1, 1996                   $6,498,941


REPAYMENTS OF STOCK
     SUBSCRIPTIONS                            19,387

COMPENSATION RECOGNIZED IN
     CONNECTION WITH THE
     ISSUANCE OF STOCK OPTIONS                29,735

ACCRUED INTEREST INCOME                      (10,305)

NET LOSS                                    (587,098)
                                        ------------

BALANCE AT SEPTEMBER 30, 1996            $ 5,950,660
                                        ============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                               -----------------------
                                                  1997          1996
                                               ---------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET (LOSS)                                     $(112,640)    $(587,098)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
     CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES:
COMPENSATION EXPENSE RECOGNIZED IN
     CONNECTION WITH THE
     ISSUANCE OF STOCK OPTIONS                                  27,735

DEPRECIATION AND AMORTIZATION                    158,500       172,464

(INCOME) LOSS FROM INVESTMENT                    (20,913)       92,587

LOSS ON SALE OF MKT SEC                           16,213

DEFERRED TAX BENEFIT                                           (57,417)
UNREALIZED GAIN ON MARKETABLE SECURITIES          (1,157)           --
COMPENSATION EXPENSE RECOGNIZED IN
     CONNECTION WITH AMORTIZATION
     OF ADVANCES TO FINANCIAL PLANNERS            35,287       115,210
PROVISION FOR DOUBTFUL ACCOUNTS                                 25,000

INTEREST ON STOCK SUBSCRIPTIONS                   (4,611)      (10,305)


PROCEEDS FROM SALE OF MARKETABLE                  22,323            --
     SECURITIES
(INCREASE) DECREASE IN:
ACCOUNTS RECEIVABLE                             (119,657)      178,595

ADVANCES TO FINANCIAL PLANNERS                    54,662       (51,989)

SECURITY DEPOSITS                                 (2,367)       (7,548)

PREPAID EXPENSES AND OTHER CURRENT               (60,891)     (258,880)
     ASSETS
INCREASE (DECREASE) IN:
ACCOUNTS PAYABLE,ACCRUED EXPENSES, AND          (246,592)      (72,134)
     OTHER CURRENT LIABILITIES
                                             -----------   -----------
NET CASH USED IN OPERATING ACTIVITIES           (281,843)     (433,780)
                                             -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

CAPITAL EXPENDITURES                             (54,737)     (270,516)
ACQUISITION OF INTANGIBLE ASSETS                 (13,655)     (166,865)

INVESTMENTS                                      (39,394)           --
PURCHASE OF MARKETABLE SECURITIES                (23,048)           --
PROCEEDS FROM RELATED PARTY TRANSACTIONS         190,646       219,460
PAYMENTS TO RELATED PARTIES                           --       (29,000)
                                             -----------   -----------
NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                              59,812      (246,921)
                                             -----------   -----------

CASH FLOWS FROM FINANCING
ACTIVITIES:

ACQUISITION OF T/S                              (151,395)
PROCEEDS FROM BANK AND OTHER LOANS                    --       250,000
PROCEEDS FROM SALE OF COMMON STOCK &              18,125
EXERCISE OF STOCK OPTIONS
PAYMENTS OF BANK AND OTHER LOANS                (101,487)     (547,934)
PROCEEDS FROM STOCK SUBSCRIPTIONS                 30,614        19,387
INCURRENCE OF DEFERRED
REGISTRATION COSTS                                30,000
                                             -----------   -----------

NET CASH USED IN FINANCING ACTIVITIES           (174,143)     (278,547)
                                             -----------   -----------
NET DECREASE IN CASH                            (396,174)     (959,248)

CASH AT BEGINNING OF PERIOD                    2,920,489     2,221,795
                                             -----------   -----------

CASH AT END OF PERIOD                        $ 2,524,315   $ 1,262,547
                                             ===========   ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                 (UNAUDITED)

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:      1997             1996
                                                        -------          -------
        CASH PAYMENTS FOR THE PERIOD:

        INTEREST                                        $34,012          $16,937
                                                        -------          -------

        INCOME TAXES                                    $58,830          $22,515
                                                        -------         --------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997
                                   (Unaudited)

         NOTE 1 - BASIS OF FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of Gilman & Ciocia, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

The Company's business is highly seasonal, with a majority of its revenue earned in the first four months of the calendar year.

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

In February 1997, FASB issued Statement No. 128, "Earnings Per Share," which is effective for periods ending after December 15, 1997. The Company will adopt Statement NO. 128 for the quarter ending December 31, 1997. The adoption of this standard will not have a material impact on the Company's earnings per share on a diluted basis.