Form 10KSB40/A
period 1997-06-30
GILMAN & CIOCIA INC
filed 1998-01-30
CIK 914142

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

         State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of January 29, 1998, 5,588,913 shares of the issuer's common equity were outstanding.

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

Impairment of Long-Lived Assets

During March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. Management evaluates the recoverability of its intangible assets and other long-lived assets and several factors are used in the valuation including, but not limited to, management's plans for future operations, recent operating results and projected cash flows. The Company adopted SFAS No. 121 in fiscal 1997, the adoption of which did not have any effect on the results of operations or financial condition.

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

JT utilizes financial planners who enter into commission sharing agreements with the Company pursuant to arrangements under which the Company receives a portion of the commission revenues generated by these individuals in exchange for providing client referrals, office space, and clerical and secretarial support. The portion of the commission revenues received by the Company averages approximately 47%.

Advertising

The cost of advertising is expensed as incurred.

Reimbursement of Financial Planning Expenses
Based on an employment agreement between the Company and one of its managers, the manager was required to reimburse the Company for certain expenses incurred on behalf of the Company should he fail to achieve certain gross revenue criteria. Based on these criteria, the Company was entitled to be reimbursed for $125,000 of these expenses in fiscal 1996. The Company offset the manager's earnings by this amount in fiscal 1997.

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
                                                                     =========

The weighted average grant date fair value of options granted during the year ended June 30, 1997 is $.16 per option.

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
                                                               --------
                                                               $199,650
                                                               ========

10.  RELATED PARTY TRANSACTIONS

Investment in ATM Partners, L.P.

In July, 1995, the Company, together with one of its officers and five individuals who are relatives of the officers of the Company formed ATM Partners, LP (the "Partnership"). At June 30, 1997 and 1996, the Company had approximately 41% and 35%, respectively, interest in the Partnership and recognized income of approximately $73,000 and $198,000 respectively from the Partnership for the years then ended. Such Partnership began liquidating its investment and distributing its assets to its partners in the Company's 1997 fiscal year, and the Company expects that the investment of the Partnership will be fully liquidated during the Company's 1998 fiscal year.

Commissions Earned by Officers

The Company's principal officers/stockholders act as registered representatives of the Broker and authorized agents of insurance carriers. During fiscal 1997 and 1996, these individuals earned commissions of approximately $302,000 and $402,000 respectively, from sales of securities and insurance products.

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
                                                            =========        ====         ========         ====

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this Amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GILMAN & CIOCIA, INC.



                                   By: /s/  Thomas Povinelli
                                      -----------------------------------------
                                      Thomas Povinelli, Chief Operating Officer



         In accordance with the Exchange Act, this Amendment to this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James Ciocia           Chief Executive Officer, President            January 29, 1998
-------------------------
James Ciocia               and Director


/s/ Thomas Povinelli       Chief Operating Officer, Chief Financial      January 29, 1998
-------------------------
Thomas Povinelli           Officer and Director


/s/ Gary Besmer            Vice President and Director                   January 29, 1998
-------------------------
Gary Besmer


/s/ Kathryn Travis         Secretary, Vice President and Director        January 29, 1998
-------------------------
Kathryn Travis


/s/ Seth Akabas            Director                                      January 29, 1998
-------------------------
Seth Akabas


/s/ Louis P. Karol         Director                                      January 29, 1998
-------------------------
Louis P. Karol