Form 10QSB
period 1997-12-31
GILMAN & CIOCIA INC
filed 1998-02-17
CIK 914142

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
/X/      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED 12/31/97


         TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
/ /      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission file number 000-22996

                              GILMAN & CIOCIA, INC.
                 (Name of small business issuer in its charter)

         Delaware                                           11-2587324
( State of jurisdiction                                  ( I.RS. Employer
  of incorporation or                                      Identification No.)
  organization)

475 Northern Boulevard, Great Neck, NY                           11021
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

Yes           /X/                     No     / /


         State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of February 13, 1998, 5,376,248 shares of the issuer's common equity were outstanding.

                                     PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.
                                                                                Page
                                                                                ----
Consolidated Balance Sheets as of  December 31, 1997 and
June 30, 1997                                                                   F-1 - F-2

Consolidated Statements of Operations for the six and three-months
ended December 31, 1997 and 1996                                                F-3

Consolidated Statements of Stockholders' Equity for the six months
ended December 31, 1997 and 1996                                                F-4

Consolidated Statements of Cash Flows for the six months ended
December 31, 1997 and 1996                                                      F-5 - F-6

Notes to Consolidated Financial Statements                                      F-7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

PLAN OF OPERATION

         Over the past two fiscal years, the Company opened 48 new offices which represents 40% of all offices at December 31, 1997. The Company has opened an additional seven new offices in 1998. The Company plans to continue its expansion and open new offices (although no specific target has been set), recruit successful financial planners and acquire existing tax preparation practices. The Company anticipates funding this growth through operating profits and use of its short-term line of credit.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996 COMPARED.

         The Company's revenues for the six months ended December 31,1997 were $6,001,020 as compared to revenues of $4,613,770 for the comparable period of the prior year. The increase in revenues of 30.1% for the six months ended December 31, 1997 from the comparable period of the prior year is attributable to the opening of eight new offices in January 1997, (an increase in tax preparation revenues of approximately $76,000, increased financial planning revenues of approximately $921,000 (which was primarily generated in the pre-1997 offices), and increased revenues of approximately $390,000 from the direct mail division.

         The Company's total revenues for the six months ended December 31, 1997 consist of $444,116 for tax preparation services, $4,120,545 for financial planning services, and $1,436,359 for direct mail services. The Company's total revenue for the six months ended December 31, 1996 consist of $368,102 for tax preparation services, $3,199,228 for financial planning services and $1,046,440 for direct mail division.

         The increase in the Company's financial planning revenues for the six months ended December 31, 1997 compared to the six months ended December 31, 1996 was approximately an increase of 28.8%. The increase in such financial planning revenues is attributable to additional financial planners which resulted in approximately $418,000 increase from insurance commissions for the six months ended December 31, 1997 compared to the six month period of the prior year. The remaining increase of $503,000 in financial planning revenues resulted from a period of rising market prices which induced clients to increase their security transaction activities. This resulted in additional commissions earned by the Company.

         The Company's operating expenses for the six months ended December 31, 1997 were $6,248,810 as compared to operating expenses of $6,373,252 for the comparable period of the prior year. The decrease of 2.0% in the Company's operating expenses for its six months ended December 31, 1997 from the comparable period of the prior year was attributable to a decrease in salaries and commissions of $212,128 and decrease of $145,518 for direct mail costs. These decreases in operating expenses were offset by increases in other expenses as follows: an increase in rent expense of $80,155, an increase in depreciation and amortization expense of $128,350, an increase in advertising expense of $316 and an increase in general and administrative expenses of $24,383.

         The decrease in operating expenses of $124,442 is due to a decrease in costs of the Company's direct mail service division amounting to approximately $166,000, of which $146,000 relates to its direct mail costs. Salaries and commissions decreased by 7% due to personnel changes. These decreases in operating expenses were offset by an increase in depreciation and amortization expenses of 37% due to additions to property, plant and equipment of approximately $728,000 during 1997 and additional amortization expenses of $30,000 on customer lists. Rent expense increased 8.6% due to additional offices opened in January 1997.

         The increase of $24,383 in general and administrative expenses for the six months ended December 31, 1997 as compared with the prior period resulted from the Company's expansion of operations. Such increase was primarily the result of the inclusion of six months of expenses for the eight new offices opened in January 1997. These offices generated increases of $13,462 in telephone charges, $3,437 in office expense and $8,364 in utilities. These increases were offset by lower miscellaneous general and administrative expenses of $880 from the other offices.

         The decrease in other expenses of $24,888 or 56.5% is primarily due to the decrease in losses of $53,080 from the Company's investment in a partnership, which is in the process of being liquidated in 1998 and management fee income of $32,088 earned during the period. These decreases in other expenses were offset by a net increase in interest expense of $40,489, an unrealized loss on marketable securities $2,548, a realized loss on sale of marketable securities $16,213, and a decrease of $1,030 in rental income.

         The Company's net loss for the six months ended December 31, 1997 is $182,674 as compared to $1,072,750 for the six months ended December 31, 1996. The decrease in net loss of approximately 83% is primarily attributable to higher revenues generated from financial services and direct mail services.


THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996 COMPARED

         The Company's revenues for the three months ended December 31, 1997 were $3,559,560 as compared to revenues of $2,453,970 for the comparable period of the prior year. The increase in revenues of 45.1% for the quarter ended December 31, 1997 as compared to the comparable period of the prior year resulted mainly from an increase in financial planning revenues of $488,066 and an increase in revenues from the direct mail service division in the amount of $587,461. Revenues from the tax preparation segment increased by $30,063.

         The Company's total revenue for the quarter ended December 31, 1997 consist of $164,172 for tax preparation services, $2,318,873 for financial planning services and $1,076,515 for direct mail services. The Company's total revenues for the quarter ended December 31, 1996 consist of $134,109 for tax preparation services, $1,830,807 for financial planning services and $489,054 for the direct mail division.

         The increase in the Company's financial planning revenues for the quarter ended December 31, 1997 compared to the three months ended December 31, 1996 was

$488,066. The increase in such financial planning revenues is attributable to additional financial planners, which generated an increase in commissions from financial planning in the amount of $417,000. Revenues from the direct mail services division increased by $587,461 for the three months ended December 31, 1997 as compared to the prior period due to a larger customer base.

         The Company's operating expenses for the quarter ended December 31, 1997 were $3,633,665 as compared to operating expenses of $3,331,958 for the comparable period of the prior year. The 9.1% increase in the Company's operating expenses for its quarter ended December 31, 1997 from the comparable period of the prior year was attributable to an increase in salaries and commissions of $41,780, an increase of $65,032 in general and administrative expenses, an increase in direct mail costs of $31,588, an increase in rent expense of $62,444, and an increase in depreciation and amortization expenses of $107,040. These increases in operating expenses were offset by a decrease in advertising costs of $6,177.

         The increase in operating expenses of $301,707 is due to an increase in salaries and commissions of $41,780 which resulted from the new offices opened in January 1997. The increase in general and administrative expenses of $65,032 was partially the result of the inclusion of three months of expenses for the eight new offices opened in January 1997. These offices generated increases of $8,617 in telephone charges, $2,786 in office expense and $4,442 in utilities. The remaining balance of the increase in general and administrative expenses amounting to approximately $49,187 resulted from a general increase in costs generated from the one hundred thirteen other offices. Depreciation and amortization expense increased by 61.8% due to capital additions of approximately $400,000 in the period. Additional amortization expense on customer lists was incurred in the amount of approximately $13,000. Rent expenses increased 13.5% due to additional offices opened in January 1997.

         The increase in other expenses of $82,252 is primarily due to an increase in losses of $60,420 from the Company's investment in Partnership, which is in the process of being liquidated in 1998. Net interest expense increased by $19,317 for the period. An unrealized loss on marketable securities amounting to $3,705 was incurred during the period. These increases in other expenses were offset by an increase in rental income of $1,190.

         The Company's net loss for the three months ended December 31, 1997 is $70,033 as compared to $485,652 for the six months ended December 31, 1996. The decrease in net loss of approximately 86% is primarily attributable to an increase in the net profit from direct mail division services amounting to approximately $336,000 and higher revenues generated from financial planning services.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flows used in operating activities was $2,455,191 and $1,971,902 for the six months ended December 31, 1997 and 1996, respectively. The increase of approximately $483,000 is primarily due to an increase in accounts receivable of approximately $442,000, an increase in security deposits of approximately $14,000, an increase in prepaid expenses and other current assets of approximately $371,000 and a decrease in accounts payable and accrued expenses of approximately $583,000. These increases in cash flows used from operating activities were offset by a decrease in net loss plus non-cash adjustments of approximately $798,000, a decrease in advances to financial planners of approximately $107,000, and an increase in the proceeds from the sale of marketable securities of approximately $22,000.

         Net cash used in investing activities was $992,479 and $515,130 for the six months ended December 31, 1997 and 1996, respectively. The increase of approximately $477,000 is primarily due to increases in capital expenditures of approximately $145,000 a net increase in payments to related parties of approximately $604,000. These increases in net cash used in investing activities were offset by a decrease in the acquisition of intangibles of approximately $255,000 and a decrease in investments of approximately $17,000.

         Net cash provided by financing activities was $930,030 and $2,049,913 for the six months ended December 31, 1997 and 1996, respectively. The decrease in net cash provided by financing activities of approximately $1,120,000 is primarily due to a net decrease in net borrowings from bank and other notes payable amounting to approximately $1,475,000, a decrease in the proceeds of stock subscriptions and exercise of stock options of approximately $104,000. These decreases were offset by a decrease in acquisitions of treasury stock of approximately $459,000. See Statement of Cash Flows.

         The Company has two credit facilities with a bank. The first facility is a line of credit for up to $2,500,000, which expires on October 31, 1998. Borrowings under this line are in the form of short-term notes with interest charged monthly at the bank's prime lending rate plus 1 1/2 %. At December 31, 1997, the Company had an outstanding principal balance of $1,750,000.

         The second credit facility is an installment note in the principal amount of $1,000,000. The note is payable in 36 equal monthly installments of approximately $28,000, plus interest at the bank's prime lending rate plus 1 3/4%. The final installment is due December 1999. At December 31, 1997, the note had an outstanding principal balance amounting to $666,667.

         The Company believes that it could continue to operate without any additional financing (other than its seasonal bank loans) during the next 12 months. The Company anticipates that it will not pay any dividends on its Common Stock in the foreseeable future, but will apply any profits to fund the Company's expansion.


RECENT ACCOUNTING PRONOUNCEMENTS


         In February 1997, FASB issued Statement No. 128, "Earnings Per Share," which is effective for periods ending after December 15, 1997. The Company has adopted Statement No. 128 for the quarter ended December 31, 1997. The adoption of this standard did not effect the Company's loss per share for the three and six months ended December 31, 1997.

                                     PART II

ITEM 6.           EXHIBITS; LISTS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1 Registrant's Articles of Incorporation, as amended, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         3.2 Registrant's by-laws, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         4.1 Form of Class A Warrant delivered to Bridge Loan lenders, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         4.2 Form of Class B Warrant delivered to Bridge Loan lenders, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         4.3 Form of Redeemable Warrant included in Units, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70604-NY

         4.4 Form of Purchase Option for Underwriter's Warrants, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70604-NY

         27 Gilman & Ciocia, Inc. - Financial Data Schedule, Dated December 31, 1997.

         (b)      Reports on Form 8-K

         Amendment No. 2 to Form 8-K , dated November 12, 1997, was filed with the Securities and Exchange Commission on November 26, 1997 regarding a change in independent auditors.

                                    SIGNATURE

         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: February 13, 1998

GILMAN & CIOCIA, INC.




By/s/Thomas Povinelli
--------------------
Thomas Povinelli
Chief Financial Officer

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               DECEMBER        JUNE 30,
                                                                 1997            1997
                                                                 ----            ----
                                                             (UNAUDITED)
                                                             -----------

CURRENT ASSETS:
     CASH                                                    $  402,849       $2,920,489
     MARKETABLE SECURITIES                                        8,575           49,658
     ACCOUNTS RECEIVABLE, NET                                 1,328,566        1,109,535
     RECEIVABLE FROM RELATED PARTIES, CURRENT PORTION           749,191          373,039
     PREPAID EXPENSES AND OTHER CURRENT ASSETS                2,708,000          451,968
                                                             ----------       ----------
          TOTAL CURRENT ASSETS                                5,197,181        4,904,689
                                                             ----------       ----------

PROPERTY AND EQUIPMENT, NET                                   1,924,158        1,679,106
                                                             ----------       ----------

OTHER ASSETS:
     INTANGIBLE ASSETS, NET                                   1,117,149        1,147,297
     ADVANCES AND NOTES RECEIVABLE FROM FINANCIAL
          PLANNERS, NET OF CURRENT PORTION                       91,824          169,239
     RECEIVABLES  FROM RELATED PARTIES, NET OF CURRENT
          PORTION                                               485,497          447,806
     DEFERRED TAX ASSETS                                        141,899           27,899
     OTHER ASSETS                                               654,265          649,540
                                                             ----------       ----------
          TOTAL OTHER ASSETS                                  2,490,634        2,441,781
                                                             ----------       ----------



TOTAL ASSETS                                                 $9,611,973       $9,025,576
                                                             ==========       ==========





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                          DECEMBER             JUNE 30,
                                                                             1997                1997
                                                                             ----                ----
                                                                         (UNAUDITED)
                                                                         -----------

CURRENT LIABILITIES:
     SHORT-TERM BORROWINGS                                               $ 2,133,334        $   899,487
     ACCOUNTS PAYABLE                                                        254,287            168,210
     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES                          100,348            318,690
     INCOME TAXES  PAYABLE                                                                       68,200
                                                                         -----------        -----------
          TOTAL CURRENT LIABILITIES                                        2,487,969          1,454,587
                                                                         -----------        -----------


LONG-TERM LIABILITIES:
     LONG-TERM BORROWINGS                                                    333,334            552,000
                                                                         -----------        -----------


STOCKHOLDERS' EQUITY:
     PREFERRED STOCK-$.001 PAR VALUE - SHARES AUTHORIZED
          100,000: NONE ISSUED AND OUTSTANDING                                    --                 --
     COMMON STOCK - $.01 PAR VALUE - SHARES AUTHORIZED
          9,000,000: ISSUED 5,588,913 (DECEMBER 31, 1997)                     55,889             55,789
     PAID-IN-CAPITAL                                                       6,270,751          6,231,555
     RETAINED EARNINGS                                                     1,410,695          1,593,369
     LESS- TREASURY STOCK, AT COST: 212,665 SHARES (DEC. 31, 1997)          (791,701)          (638,556)
                                                                         -----------        -----------
                                                                           6,945,634          7,242,157
     STOCK SUBSCRIPTIONS AND ACCRUED INTEREST RECEIVABLE                    (154,964)          (223,168)
                                                                         -----------        -----------
          TOTAL STOCKHOLDERS' EQUITY                                       6,790,670          7,018,989
                                                                         -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 9,611,973        $ 9,025,576
                                                                         ===========        ===========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                              For the Six Months Ended            For the Three Months Ended
                                                                    December 31                           December 31
                                                              1997               1996               1997               1996
                                                          -----------        -----------        -----------        -----------

REVENUES:
     TAX PREPARATION FEES                                 $   444,116        $   368,102        $   164,172        $   134,109
     FINANCIAL PLANNING SERVICES                            4,120,545          3,199,228          2,318,873          1,830,807
     DIRECT MAIL SERVICES                                   1,436,359          1,046,440          1,076,515            489,054
                                                          -----------        -----------        -----------        -----------

          TOTAL REVENUES                                    6,001,020          4,613,770          3,559,560          2,453,970
                                                          -----------        -----------        -----------        -----------



OPERATING EXPENSES:
     SALARIES AND COMMISSIONS                               2,669,444          2,881,572          1,621,922          1,580,142
     GENERAL AND ADMINISTRATIVE EXPENSES                    1,486,788          1,462,405            830,286            765,254
     ADVERTISING                                               70,616             70,300             41,429             47,606
     DIRECT MAIL COSTS                                        536,248            681,766            334,144            302,556
     RENT                                                   1,011,782            931,627            525,739            463,295
     DEPRECIATION AND AMORTIZATION                            473,932            345,582            280,145            173,105
                                                          -----------        -----------        -----------        -----------

          TOTAL OPERATING EXPENSES                          6,248,810          6,373,252          3,633,665          3,331,958
                                                          -----------        -----------        -----------        -----------

           OPERATING (LOSS)                                  (247,790)        (1,759,482)           (74,105)          (877,988)
                                                          -----------        -----------        -----------        -----------

OTHER INCOME (EXPENSE):
     INCOME (LOSS) FROM INVESTMENT IN PARTNERSHIP              (4,248)           (57,328)           (25,161)            35,259
     INTEREST INCOME                                           40,813             33,469             19,354             12,554
     INTEREST EXPENSE                                         (74,456)           (26,623)           (35,803)            (9,686)
     RENTAL INCOME                                              5,400              6,430              2,700              1,510
     REALIZED LOSS ON SALE OF MARKETABLE SECURITIES           (16,213)                --                 --                 --
     UNREALIZED LOSS ON  MARKETABLE SECURITIES                 (2,548)                --             (3,705)                --
     OTHER INCOME                                              32,088                 --                 --                 --
                                                          -----------        -----------        -----------        -----------

          TOTAL OTHER INCOME (EXPENSE)                        (19,164)           (44,052)           (42,615)            39,637
                                                          -----------        -----------        -----------        -----------

(LOSS) BEFORE INCOME TAX (BENEFIT)                           (266,954)        (1,803,534)          (116,720)          (838,351)

INCOME TAX (BENEFIT)                                          (84,280)          (730,784)           (46,687)          (352,699)
                                                          -----------        -----------        -----------        -----------

          NET (LOSS)                                      $  (182,674)       $(1,072,750)       $   (70,033)       $  (485,652)
                                                          ===========        ===========        ===========        ===========

NET LOSS PER SHARE                                        $     (0.03)       $     (0.19)       $     (0.01)       $     (0.09)
                                                          ===========        ===========        ===========        ===========

WEIGHTED AVERAGE SHARES
     BASIC EARNINGS PER SHARE                               5,374,348          5,556,486          5,372,800          5,562,390
                                                          ===========        ===========        ===========        ===========




                                  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                                     EQUITY
                                   (UNAUDITED)

                                                                                          STOCK
                                                                                       SUBSCRIPTIONS                    TOTAL STOCK-
                                                                                        AND ACCRUED    TREASURY STOCK    HOLDERS'
                                            COMMON STOCK           PAID-IN   RETAINED    INTEREST    SHARES     AMOUNT   EQUITY
                                          SHARES     AMOUNT       CAPITAL   EARNINGS   RECEIVABLE
                                        --------------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED
     DECEMBER 31, 1997

BALANCE AT JULY 1, 1997                 5,578,913  $  55,789  $ 6,231,555  $1,593,369  $(223,168) $ 157,433  $(638,556)   7,018,989

REPAYMENTS/CANCELLATIONS OF STOCK
     SUBSCRIPTIONS                                                                        75,847                             75,847

PURCHASE OF TREASURY STOCK                                                                           60,700   (179,123)    (179,123)

COMPENSATION RECOGNIZED IN CONNECTION
WITH REISSUANCE OF TREASURY STOCK                                  21,171                            (5,468)    25,978       47,149
ISSUANCE OF COMMON STOCK                   10,000        100       18,025                                                    18,125

ACCRUED INTEREST INCOME                                                                   (7,643)                            (7,643)

NET INCOME (LOSS)                                                            (182,674)                                     (182,674)
                                        =========  =========  ===========  ==========  =========  =========  =========  ===========
BALANCE AT DECEMBER 31, 1997            5,588,913  $  55,889  $ 6,270,751  $1,410,695  $(154,964)   212,665  $(791,701) $ 6,790,670
                                        =========  =========  ===========  ==========  =========  =========  =========  ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                           -------------------------------
                                                                                1997               1996
                                                                            -----------        -----------

CASH FLOWS FROM OPERATING
ACTIVITIES:

NET (LOSS)                                                                  $  (182,674)       $(1,072,750)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY
     (USED IN) OPERATING ACTIVITIES:
COMPENSATION EXPENSE RECOGNIZED IN CONNECTION WITH THE
     ISSUANCE OF STOCK OPTIONS                                                   47,149             22,126
DEPRECIATION AND AMORTIZATION                                                   361,379            346,682
(INCOME) FROM INVESTMENT                                                          4,248             57,328
LOSS ON SALE OF MKT SEC                                                          16,213                 --
DEFERRED TAX BENEFIT                                                           (114,000)           (83,711)
UNREALIZED LOSS ON MARKETABLE SECURITIES                                          2,548                 --
COMPENSATION EXPENSE RECOGNIZED IN CONNECTION WITH AMORTIZATION
     OF ADVANCES TO FINANCIAL PLANNERS                                          112,553            165,676
PROVISION FOR DOUBTFUL ACCOUNTS                                                      --             25,000
INTEREST ON STOCK SUBSCRIPTIONS                                                  (7,643)           (18,579)
PROCEEDS FROM SALE OF MARKETABLE SECURITIES                                      22,323                 --
(INCREASE)DECREASE IN:
     ACCOUNTS RECEIVABLE                                                       (219,031)           222,762
     ADVANCES TO FINANCIAL PLANNERS                                                 150           (106,240)
     SECURITY DEPOSITS                                                          (25,926)           (11,754)
     PREPAID EXPENSES AND OTHER CURRENT ASSETS                               (2,216,456)        (1,845,413)
INCREASE(DECREASE)IN:
     ACCOUNTS PAYABLE,ACCRUED EXPENSES, AND OTHER CURRENT LIABILITIES          (256,024)           326,971
                                                                             ----------         ----------
NET CASH USED IN OPERATING ACTIVITIES                                        (2,455,191)        (1,971,902)
                                                                             ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

CAPITAL EXPENDITURES                                                           (454,220)          (308,733)
ACQUISITION OF INTANGIBLE ASSETS                                               (141,367)          (396,392)
INVESTMENTS                                                                      16,951                 --
PURCHASE OF MARKETABLE SECURITIES                                                    --                 --
REPAYMENT OF NOTES RECEIVABLE FROM RELATED PARTIES                               62,385            268,995
NOTES RECEIVABLE FROM RELATED PARTIES                                          (476,228)           (79,000)
                                                                             ----------         ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                            (992,479)          (515,130)
                                                                             ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

ACQUISITION OF TREASURY STOCK                                                  (179,123)          (638,200)
PROCEEDS FROM BANK AND OTHER LOANS                                            1,750,000          3,000,000
PROCEEDS FROM SALE OF COMMON STOCK & EXERCISE OF STOCK OPTIONS                   18,125             92,012
PAYMENTS OF BANK AND OTHER LOANS                                               (734,819)          (609,897)
PROCEEDS FROM NOTE PAYABLE                                                           --            100,000
PROCEEDS FROM STOCK SUBSCRIPTIONS                                                75,847            105,998
                                                                             ----------         ----------
NET CASH USED IN FINANCING ACTIVITIES                                           930,030          2,049,913
                                                                             ----------         ----------

NET DECREASE IN CASH                                                         (2,517,640)          (437,119)

CASH AT BEGINNING OF PERIOD                                                   2,920,489          2,221,795
                                                                             ----------         ----------

CASH AT END OF PERIOD                                                       $   402,849        $ 1,784,676
                                                                            ===========        ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                             DECEMBER 31,
                                                             ------------
                                                         1997           1996
                                                         -------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 CASH PAYMENTS FOR THE PERIOD:

          INTEREST                                      $ 64,811       $16,937
                                                        ========       =======

          INCOME TAXES                                  $108,390       $22,515
                                                        ========       =======


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      GILMAN + CIOCIA, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1997
                                   (Unaudited)


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

         The consolidated financial statements include the accounts of Gilman + Ciocia, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

         The consolidated financial statements and related notes thereto as of December 31, 1997 and for the three months and six months ended December 31, 1997 and 1996 are presented as unaudited but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consists solely of normal recurring accruals. The consolidated balance sheet information for June 30, 1997 was derived from the audited financial statements included in the Company's Form 10-KSB. These interim financial statements are not necessarily indicative of the results for any future periods.

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

         For interim reporting purposes certain costs, primarily advertising costs incurred in the first and second quarters of the fiscal year, are deferred and recognized as an expense in the period of benefit, primarily the third quarter.

NOTE 2 - EARNINGS PER SHARE

         In February 1997, FASB issued Statement No. 128, "Earnings Per Share," which is effective for periods ending after December 15, 1997. The Company has adopted Statement No. 128 for the quarter ending December 31, 1997. The disclosure requirements for Statement No. 128 are as follows:

Loss per Share:


                   For the Six Months Ended           For the Three Months Ended
                          December 31                           December 31

                    1997              1996              1997              1996
                 ----------        ----------        ----------        ----------

Net Loss         $ (182,674)      $(1,072,750)       $  (70,033)       $ (485,652)


Shares            5,374,348         5,556,486         5,372,800         5,562,390

Basic/Loss
Per Share        $    (0.03)      $     (0.19)       $    (0.01)       $    (0.09)
                 ==========        ==========        ==========        ==========




Basic loss per common share was computed by dividing net loss by the weighted average number of shares outstanding during the period. The potentially dilutive shares that were not included in the computation of diluted earnings per share because to do so would be antidilutive consist of stock options and warrants as follows.

                                                            Options/Warrants

            Six months Ended Dec. 31, 1997                         1,795,992
            Six months Ended Dec. 31, 1996                         1,245,351
            Three Months Ended Dec. 31, 1997                       2,073,634
            Three Months Ended Dec. 31, 1996                       1,245,351


For all periods presented, basic loss per share is the same as diluted earnings per share. The accounting change has no effect on previously reported earnings per share data.