Form 10KSB40/A
period 1997-06-30
GILMAN & CIOCIA INC
filed 1998-04-14
CIK 914142

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                Amendment No. 2
                                       to
                                  Form 10-KSB

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

         State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 1998, 5,606,913 shares of the issuer's common equity were outstanding.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-9 - F-20

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors and Stockholders of Gilman & Ciocia, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Gilman & Ciocia, Inc. and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gilman & Ciocia Inc. and subsidiaries as of June 30, 1997 and 1996 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Arthur Andersen, LLP
New York, New York
April 3, 1998

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

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


                                                                 1997                 1996
                                                                 ----                 ----
REVENUES:
    Tax preparation fees                                     $  9,921,967         $  8,147,986
    Financial planning commissions                              6,961,602            5,671,905
    Direct mail services                                        2,188,320            2,689,786
                                                             ------------         ------------
                 Total revenues                                19,071,889           16,509,677
                                                             ------------         ------------

OPERATING EXPENSES:
    Salaries and commissions                                    7,581,136            6,690,091
    General and administrative expenses                         3,572,901            3,054,568
    Advertising                                                 2,819,941            2,585,125
    Direct mail costs                                           1,136,347            1,682,108
    Rent                                                        1,884,768            1,502,788
    Depreciation and amortization                                 785,922              525,468
    Reimbursement of financial planning expenses                     --               (125,000)
                                                             ------------         ------------
                 Total operating expenses                      17,781,015           15,915,148
                                                             ------------         ------------
                 Operating income                               1,290,874              594,529
                                                             ------------         ------------

OTHER INCOME (EXPENSES):
    Income from investment in partnership                          73,127              198,165
    Interest income                                                77,162               91,435
    Interest expense                                             (201,534)            (107,111)
    Rental income                                                  16,557               19,180
    Realized gain on sale of marketable securities                  6,580               91,175
    Unrealized gain on marketable securities                        6,828                 --
                                                             ------------         ------------
                 Total other income (expense)                     (21,280)             292,844
                                                             ------------         ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                        1,269,594              887,373

PROVISION FOR INCOME TAXES                                        393,600              352,647
                                                             ------------         ------------
                 Net income                                  $    875,994         $    534,726
                                                             ============         ============

NET INCOME PER SHARE:
       Basic                                                 $        .16         $        .10
       Diluted                                               $        .16         $        .09
                                                             ============         ============

WEIGHTED AVERAGE SHARES:
       Basic                                                    5,479,611            5,606,804
       Diluted                                                  5,572,854            6,168,870

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

Net Income Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." This statement establishes new standards for computing and presenting earnings per share (EPS), replacing the presentation of primary EPS with a presentation of basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both basic EPS and diluted EPS on the face of the statement of operations. Under this new standard, basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings is as follows:


                             Year Ended June 30, 1997                 Year Ended June 30, 1996
                             ------------------------                 ------------------------
                                                   Per Share                                 Per Share
                       Net Income       Shares      Amounts      Net Income       Shares      Amounts
                       ----------       ------     ---------     ----------       ------     ---------
Basic EPS               $ 875,994     5,479,611    $   0.16     $   534,726     5,606,804    $   0.10
Dilutive Stock
  options & warrants                     93,243                                   562,066
                                         ------                                   -------
Dilutive EPS            $ 875,994     5,572,854    $   0.16     $   534,726     6,168,870    $   0.09
                                      =========                                 =========


The potentially dilutive shares that were not included in the computation of diluted earnings per share because to do so would be antidilutive consist of stock options and warrants as follows:

                                                              Options/Warrants
                                                              ----------------
                        Year Ended June 30, 1997                 2,026,277
                        Year Ended June 30, 1996                 2,282,277

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
                                                            =========        ====         ========         ====

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this Amendment No. 2 to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GILMAN & CIOCIA, INC.



                                   By: /s/  Thomas Povinelli
                                      -----------------------------------------
                                      Thomas Povinelli, Chief Operating Officer



         In accordance with the Exchange Act, this Amendment No. 2 to the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James Ciocia           Chief Executive Officer, President            April 9, 1998
-------------------------
James Ciocia               and Director


/s/ Thomas Povinelli       Chief Operating Officer, Chief Financial      April 9, 1998
-------------------------
Thomas Povinelli           Officer and Director


/s/ Gary Besmer            Vice President and Director                   April 9, 1998
-------------------------
Gary Besmer


/s/ Kathryn Travis         Secretary, Vice President and Director        April 9, 1998
-------------------------
Kathryn Travis


/s/ Robert Hayes           Controller                                    April 9, 1998
-------------------------
Robert Hayes


/s/ Seth Akabas            Director                                      April 9, 1998
-------------------------
Seth Akabas


/s/ Louis P. Karol         Director                                      April 9, 1998
-------------------------
Louis P. Karol