Form 10QSB
period 1998-03-31
GILMAN & CIOCIA INC
filed 1998-05-21
CIK 914142

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
      X   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED 03/31/98
     ---


          TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     ---

FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission file number 000-22996

                              GILMAN & CIOCIA, INC.
                 (Name of small business issuer in its charter)

         Delaware                                       11-2587324
-------------------------                       -------------------------
( State of jurisdiction                              ( I.RS. Employer
  of incorporation or                               Identification No.)
  organization)

475 Northern Boulevard, Great Neck, NY                    11021
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

Yes           X                     No
        ----------                       ---------

         State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of May 18, 1998, 5,606,913 shares of the issuer's common equity were outstanding.

                                     PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.
                                                                      Page
                                                                      ----
Consolidated Balance Sheets as of  March 31, 1998 and
March 31, 1997                                                        F-1-F-2
Consolidated Statements of Operations for the nine and three-months
ended March  31, 1998 and 1997                                        F-3

Consolidated Statements of Stockholders' Equity for the nine months
ended  March 31, 1998                                                 F-4

Consolidated Statements of Cash Flows for the nine months ended
March 31, 1998 and 1997                                               F-5 - F-6

Notes to Consolidated Financial Statements                            F-7 - F-11


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS



         Since January of 1996, the Company has opened 54 new offices which represents 41% of all offices at March 31, 1998. The Company plans to continue its expansion and open new offices (although no specific target has been set), recruit successful financial planners and acquire existing tax preparation practices. The Company anticipates funding this growth through operating profits and use of its short-term line of credit.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 1998 AND 1997 COMPARED.

         The Company's revenues for the nine months ended March 31, 1998 were $16,934,069 as compared to revenues of $14,427,028 for the comparable period of the prior year. The increase in revenues of 17.4% for the nine months ended March 31, 1998 from the comparable period of the prior year is attributable partly to the opening of seven new offices in January 1998 (resulting in an increase in tax preparation revenues of approximately $235,000), and the remaining one hundred twenty one offices accounted for additional tax preparation revenues of approximately $497,000. Financial planning revenues increased by approximately $1,988,000 (which was primarily generated in the pre-1998 offices). These increases were offset by a decrease of approximately $213,000 in revenues from the direct mail division due to a lower customer base.

         The Company's total revenues for the nine months ended March 31, 1998 consisted of $8,718,884 for tax preparation services, $6,653,647 for financial planning services, and $1,561,538 for direct mail services. The Company's total revenues for the nine months ended March 31, 1997 consisted of $7,987,260 for tax preparation services, $4,665,163 for financial planning services and $1,774,605 for direct mail services.

         The increase in the Company's financial planning revenues for the nine months ended March 31, 1998 compared to the nine months ended March 31, 1997 was an increase of 42.6%. The increase in such financial planning revenues is attributable to additional financial planners which resulted in approximately $1,030,000 increase from insurance commissions for the nine months ended March 31, 1998 compared to the nine month period of the prior year. The remaining increase of approximately $958,000 in financial planning revenues resulted from a period of rising market prices which induced clients to increase their security transaction activities. This resulted in additional commissions earned by the Company.

         The Company's operating expenses for the nine months ended March 31, 1998 were $14,204,458 as compared to operating expenses of $14,525,747 for the comparable period of the prior year. The decrease of 2.2% in the Company's operating expenses for its nine months ended March 31, 1998 from the comparable period of the prior year was attributable to a decrease in salaries and commissions of $158,389, a decrease of $241,369 for direct mail costs and a decrease in advertising costs of $184,639. These decreases in operating expenses were offset by increases in other expenses as follows: an increase in rent expense of $116,291, an increase in depreciation and amortization expense of $9,642, and an increase in general and administrative expenses of $137,175.

         The decrease in operating expenses of $321,289 is due to a decrease in salaries and commissions of 2.6% due to lower commissions paid to planners as a result of the Company's renegotiations with several planners, a decrease in advertising costs of 6.7% due to a reduction in direct mail advertising and a decrease in direct mail costs of 33.5% due to reduced customer base. These decreases in operating expenses were offset by an increase in depreciation and amortization expenses of 1.6% due to additions to property, plant and equipment of approximately $700,000 during 1998. This increase in depreciation and amortization expenses was offset by a reduction in amortization expense of intangible assets due to a change in amortization period from five years to twenty-five years. This change, which took effective January 1, 1998, was based on more experience with the acquired businesses and the Company's judgement that twenty-five years represents a more appropriate period to expense the intangible assets. Rent expense increased 8.2% due to additional offices opened in January 1998.

         The increase of $137,175 in general and administrative expenses for the nine months ended March 31, 1998 as compared with the prior period resulted from the Company's expansion of operations. Such increase was primarily the result of the inclusion of nine months of expenses for the seven new offices opened in January 1998. These offices generated increases of $11,412 in telephone charges, $14,601 in office expense and $2,049 in utilities. The remaining increase of $109,113 in general and administrative expenses resulted from a general increase in costs generated from the other one hundred twenty-one offices.

         The decrease in other expenses of $6,395 or 12.4% was due to an increase in income of $2,167 from the Company's investment in a partnership, management fee income of $32,088 earned during the period and an increase in rental income of $921. These decreases in other expenses were offset by a net increase in interest expense of $5,938, an unrealized loss on marketable securities of $6,630, and a realized loss on sale of marketable securities of $16,213.

        The Company's net income for the nine months ended March 31, 1998 was $1,651,557 as compared to a net loss of $ (92,551) for the nine months ended March 31, 1997. The increase in net income of approximately $1,744,000 was primarily attributable to higher net operating income generated from financial services, tax preparation and direct mail services.

THREE MONTHS ENDED MARCH 31, 1998 AND 1997 COMPARED

         The Company's revenues for the three months ended March 31, 1998 were $10,933,049 as compared to revenues of $9,813,258 for the comparable period of the prior year. The increase in revenues of 11.4% for the quarter ended March 31, 1998 as compared to the comparable period of the prior year resulted from an increase in financial planning revenues of $1,067,167, an increase in revenues from the tax preparation segment of $655,610 and a decrease in revenues from the direct mail service division of $602,986. This reduction in direct mail revenues was due to a large Company mailing during the third quarter of fiscal 1998, and a similar mailing during the second quarter of fiscal 1997.

         The Company's total revenues for the quarter ended March 31,1998 consisted of $8,274,768 for tax preparation services, $2,533,102 for financial planning services and $125,179 for direct mail services. The Company's total revenues for the quarter ended March 31, 1997 consisted of $7,619,158 for tax preparation services, $1,465,935 for financial planning services and $728,165 for the direct mail services.

         The increase in the Company's financial planning revenues for the quarter ended March 31, 1998 compared to the three months ended March 31, 1997 was $1,067,167. The increase in such financial planning revenues is partly attributable to additional financial planners, which generated an increase in insurance commissions from financial planning in the amount of $484,876. The remaining increase of $582,291 resulted from additional commissions earned from clients on investment transactions during the period. Revenues from tax preparation increased by $655,610 for the three months ended March 31, 1998 as compared to the prior period . The increase in tax preparation revenue of approximately $235,000 is attributable to the opening of the seven new seven offices in January 1998. The remaining one hundred twenty-one offices accounted for the balance of the increase in tax preparation revenue of approximately $421,000.

         The Company's operating expenses for the quarter ended March 31, 1998 were $7,955,648 as compared to operating expenses of $8,152,495 for the comparable period of the prior year. The 2.4% decrease in the Company's operating expenses for its quarter ended March 31, 1998 from the comparable period of the prior year was attributable to a decrease in advertising costs of $184,955, a decrease of $95,851 in direct mail costs and a decrease in depreciation and amortization of $118,708 due to a change in the amortization period of intangible assets from five to twenty-five years. These decreases in operating expenses were offset by an increase in salaries and commissions of $53,739, additional rent expense of $ 36,136 and an increase in general and administrative expenses of $112,792.

        The decrease in operating expenses of $196,847 is due to a decrease in advertising and direct mail costs of $184,955 and $95,851, respectively. This decrease in costs resulted from a reduction in direct mail advertising costs. Depreciation and amortization expenses decreased by $118,708 due to a change in the amortization period of intangible assets from five years to twenty-five years. This change, which took effect January 1, 1998, was based on new events and more experience with the acquired businesses and the Company's judgement that twenty-five years represents a more appropriate period to expense the intangible assets. The increase in general and administrative expenses of $112,792 was the result of the inclusion of three months of expenses for the seven new offices opened in January 1998. These offices generated increases of $11,142 in telephone charges, $14,601 in office expense and $2,049 in utilities. The remaining balance of the increase in general and administrative expenses amounting to approximately $85,000 resulted from a general increase in costs generated from the one hundred-twenty one other offices. Salaries and commissions increased by $53,739 primarily due to the new offices opened in January 1998.

         The increase in other expenses of $18,493 was primarily due to a decrease in income of $50,913 from the Company's investment in partnership and an additional unrealized loss of $4,082 on marketable securities This increase in other expenses was offset by a decrease in net interest expense of $34,550 and an increase in rental income of $1,952.

         The Company's net income for the three months ended March 31, 1998 was $1,834,231 as compared to $980,199 for the three months ended March 31, 1997. The increase in net income of approximately 87% was primarily attributable to higher net operating income generated from tax preparation fees and financial planning services.



LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flows used in operating activities was $666,351 and $839,952 for the nine months ended March 31, 1998 and 1997, respectively. The decrease in cash flows used in operating activities of approximately $174,000 is primarily due to an increase in net income plus non-cash adjustments of approximately $1,329,000, a decrease in advances to financial planners of approximately $104,000, an increase in accounts payable and accrued expenses of approximately $1,008,000 and an increase in the proceeds from the sale of marketable securities of approximately $22,000. These decreases in cash flows used in operating activities were offset by a increase in accounts receivable of approximately $1,442,000, an increase in security deposits of approximately $18,000 and an increase in prepaid expenses and other current assets of approximately $830,000.

         Net cash used in investing activities was $741,543 and $552,574 for the nine months ended March 31, 1998 and 1997, respectively. The increase of approximately $189,000 is primarily due to increases in capital expenditures of approximately $99,000, an increase in investments of approximately $266,000 and a net increase in notes receivable from related parties of approximately $84,000. These increases in net cash used in investing activities were offset by a decrease in the acquisition of intangible assets of approximately $260,000.

         Net cash provided by financing activities was $646,976 and $2,544,402 for the nine months ended March 31, 1998 and 1997, respectively. The decrease in net cash provided by financing activities of approximately $1,897,000 is primarily due to a net decrease in net borrowings from bank and other notes payable amounting to approximately $700,000, a decrease in the proceeds of stock subscriptions and exercise of stock options of approximately $210,000, and an increase in payments of bank and other loans of approximately $1,527,000. These decreases were offset by a decrease in acquisitions of treasury stock of approximately $538,000.

         The Company has two credit facilities with a bank. The first facility is a line of credit for up to $2,500,000, which expires on October 31, 1998. Borrowings under this line are in the form of short-term notes with interest charged monthly at the bank's prime lending rate plus 1 1/2 %. At March 31, 1998, the Company had an outstanding principal balance of $1,500,000.

         The second credit facility is an installment note in the principal amount of $1,000,000. The note is payable in 36 equal monthly installments of approximately $28,000, plus interest at the bank's prime lending rate plus 1 3/4%. The final installment is due December 1999. At March 31, 1998, the note had an outstanding principal balance amounting to $583,336.

         The Company believes that it could continue to operate without any additional financing (other than its seasonal bank loans) during the next 12 months. The Company anticipates that it will not pay any dividends on its Common Stock in the foreseeable future, but will apply any profits to fund the Company's expansion.


RECENT ACCOUNTING PRONOUNCEMENTS

         In February 1997, FASB issued Statement No. 128, "Earnings Per Share," which is effective for periods ending after December 15, 1997. The Company has adopted Statement No. 128 for the quarter ended December 31, 1997. The adoption of this standard did not affect the Company's income per share for the three and nine months ended March 31, 1998.


YEAR 2000 COMPLIANCE

        The Company is currently in the process of installing the Great Plains accounting system, which is year 2000 compliant. The Company does not anticipate any material additional costs with regard to its year 2000 compliance.

         The year 2000 issue is expected to affect the systems of various entities with which the Company interacts. However, there can be no assurance that the systems of other companies on which the Company rely on will be timely converted, or that a failure by another company's systems to be year 2000 compliant would not have a material adverse effect on the Company.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         In April 1998, Texas Capital Securities, Inc. and its assignee, Harbor Financial, Inc. instituted a suit in the U.S. District Court in Austin Texas, demanding issuance, collectively, of 150,00 warrants to purchase the Company's common stock at $5.125 per share (alleged to have been issuable under an investment banking agreement pursuant to which Texas Capital Securities, Inc. was to have provided investment banking services to the Company), as well as attorney's fees and exemplary damages. The Company believes, among other defenses, that Texas Capital Securities, Inc. defaulted under such agreement and provided no material services to the Company. The Company intends to defend such suit vigorously. In addition, the Company has received a demand letter from Euromarket Advisory, Inc. (an entity believed to be affiliated with Texas Capital Securities, Inc.) demanding the issuance of 100,000 warrants to purchase the Company's common stock at 5.13 per share, alleged to have been issuable under a consulting agreement pursuant to which Euromarket Advisory, Inc. was to have provided consulting services to the Company. The Company believes that Euromarket Advisory, Inc. defaulted under such agreement and provided no material services to the Company. The Company has denied such demand.

ITEM 6.  EXHIBITS; LISTS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1 Registrant's Articles of Incorporation, as amended, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         3.2 Registrant's by-laws, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         4.3 Form of Redeemable Warrant included in Units, incorporated by reference to the like- numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70604-NY

         4.4 Form of Purchase Option for Underwriter's Warrants, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70604-NY

         27       Gilman & Ciocia, Inc. - Financial Data Schedule, Dated
                  March 31, 1998.

         (b)      Reports on Form 8-K

         No current report on Form 8-K was filed by the Company during the quarter ended March 31, 1998.

                                    SIGNATURE

         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 20, 1998

GILMAN & CIOCIA, INC.




By/s/Thomas Povinelli
---------------------
Thomas Povinelli
Chief Operating Officer



By/s/ Stephen B. Sacher
-----------------------
Stephen B. Sacher
Chief Financial Officer

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                MARCH             JUNE 30,
                                                                1998               1997
                                                                ----               ----
                                                             (UNAUDITED)
                                                             -----------
CURRENT ASSETS:
     CASH                                                    $ 2,159,571       $ 2,920,489
     MARKETABLE SECURITIES                                        49,658           18,350

     ACCOUNTS RECEIVABLE, NET                                  5,069,590         1,109,535
     RECEIVABLE FROM RELATED PARTIES, CURRENT PORTION            250,074           373,039
     PREPAID EXPENSES AND OTHER CURRENT ASSETS                 1,231,083           451,968
                                                             -----------       -----------
          TOTAL CURRENT ASSETS                                 8,728,668         4,904,689
                                                             -----------       -----------

PROPERTY AND EQUIPMENT, NET                                    2,009,003         1,679,106
                                                             -----------       -----------

OTHER ASSETS:
     INTANGIBLE ASSETS, NET                                    1,104,203         1,147,297
     ADVANCES AND NOTES RECEIVABLE FROM FINANCIAL
          PLANNERS, NET OF CURRENT PORTION                       169,239
                                                                                    89,427
     RECEIVABLES  FROM RELATED PARTIES, NET OF CURRENT
          PORTION                                                439,903           447,806
     DEFERRED TAX ASSETS                                         167,899            27,899
     OTHER ASSETS                                                685,316           649,540
                                                             -----------       -----------
          TOTAL OTHER ASSETS                                   2,486,748         2,441,781
                                                             -----------       -----------



TOTAL ASSETS                                                 $13,224,419       $ 9,025,576
                                                             ===========       ===========




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                              MARCH              JUNE 30,
                                                                              1998                1997
                                                                              ----                ----
                                                                          (UNAUDITED)
                                                                          ------------
CURRENT LIABILITIES:
     SHORT-TERM BORROWINGS                                                $  1,883,331        $    899,487
     ACCOUNTS PAYABLE                                                          310,708             168,210
     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES                          1,161,247             318,690
     INCOME TAXES  PAYABLE                                                     943,548              68,200
                                                                          ------------        ------------

          TOTAL CURRENT LIABILITIES                                          4,298,834           1,454,587
                                                                          ------------        ------------


LONG-TERM LIABILITIES:
     LONG-TERM BORROWINGS                                                      250,002             552,000
                                                                          ------------        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     PREFERRED STOCK-$.001 PAR VALUE - SHARES AUTHORIZED
          100,000: NONE ISSUED AND OUTSTANDING                                      --                  --
     COMMON STOCK - $.01 PAR VALUE - SHARES AUTHORIZED
          9,000,000: ISSUED 5,606,913 (MARCH  31, 1998)                         56,069              55,789
     PAID-IN-CAPITAL                                                         6,314,334           6,231,555
     RETAINED EARNINGS                                                       3,244,926           1,593,369
     LESS- TREASURY STOCK, AT COST: 211,315 SHARES (MARCH 31, 1998)           (784,782)           (638,556)
                                                                          ------------        ------------

                                                                             8,830,547           7,242,157
     STOCK SUBSCRIPTIONS AND ACCRUED INTEREST RECEIVABLE                      (154,964)           (223,168)
                                                                          ------------        ------------
          TOTAL STOCKHOLDERS' EQUITY                                         8,675,583           7,018,989
                                                                          ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 13,224,419        $  9,025,576
                                                                          ============        ============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                For the Nine Months Ended March 31           For the Three Months Ended March 31

                                                1998            1997                          1998           1997
                                                ----           ----                           ----           ----

REVENUES:
     TAX PREPARATION FEES                     $  8,718,884    $  7,987,260                  $  8,274,768   $  7,619,158
     FINANCIAL PLANNING SERVICES                 6,653,647       4,665,163                     2,533,102      1,465,935
     DIRECT MAIL SERVICES                        1,561,538       1,774,605                       125,179        728,165
                                              ------------    ------------                  ------------   ------------

          TOTAL REVENUES                        16,934,069      14,427,028                    10,933,049      9,813,258
                                              ------------    ------------                  ------------   ------------


OPERATING EXPENSES:
     SALARIES AND COMMISSIONS                    5,891,180       6,049,569                     3,221,736      3,167,997
     GENERAL AND ADMINISTRATIVE
        EXPENSES                                 2,902,443       2,765,268                     1,415,655      1,302,863
     ADVERTISING                                 2,551,734       2,736,373                     2,481,118      2,666,073
     DIRECT MAIL COSTS                             720,411         961,780                       184,163        280,014
     RENT                                        1,529,682       1,413,391                       517,900        481,764
     DEPRECIATION AND AMORTIZATION                 609,008         599,366                       135,076        253,784
                                              ------------    ------------                  ------------   ------------

          TOTAL OPERATING EXPENSES              14,204,458      14,525,747                     7,955,648      8,152,495
                                              ------------    ------------                  ------------   ------------

           OPERATING INCOME (LOSS)               2,729,611         (98,719)                    2,977,401      1,660,763
                                              ------------    ------------                  ------------   ------------

OTHER INCOME (EXPENSE):
     INCOME FROM INVESTMENT IN PARTNERSHIP          29,129          26,962                        33,377         84,290
     INTEREST INCOME                                61,151          47,332                        20,338         13,864
     INTEREST EXPENSE                             (152,679)       (132,922)                      (78,223)      (106,299)
     RENTAL INCOME                                   8,100           7,179                         2,700            748
     REALIZED LOSS ON SALE OF MARKETABLE
        SECURITIES                                 (16,213)             --                            --             --
     UNREALIZED LOSS ON MARKETABLE
        SECURITIES                                  (6,630)             --                        (4,082)            --
     OTHER INCOME                                   32,088              --                            --             --
                                              ------------    ------------                  ------------   ------------

          TOTAL OTHER INCOME (EXPENSE)             (45,054)        (51,449)                      (25,890)        (7,397)
                                              ------------    ------------                  ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES                2,684,557        (150,168)                    2,951,511      1,653,366

PROVISION FOR INCOME TAXES                       1,033,000         (57,617)                    1,117,280        673,167
                                              ------------    ------------                  ------------   ------------

          NET  INCOME (LOSS)                  $  1,651,557    $    (92,551)                 $  1,834,231   $    980,199
                                              ============    ============                  ============   ============

NET INCOME (LOSS) PER SHARE:
          BASIC                               $       0.31    $      (0.02)                 $       0.34        $  0.18
          DILUTED                                     0.28           (0.02)                         0.28           0.18
WEIGHTED AVERAGE SHARES:
          BASIC                                  5,377,010       5,492,696                     5,384,808      5,447,255
          DILUTED                                5,975,024       5,492,696                     6,456,176      5,466,626


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                    STOCK
                                                                                                 SUBSCRIPTIONS -
                                                                                                 AND ACCRUED
                                                    COMMON STOCK         PAID-IN      RETAINED    INTEREST
                                               SHARES          AMOUNT    CAPITAL      EARNINGS   RECEIVABLE
                                             ------------------------------------------------------------------
FOR THE NINE MONTHS ENDED
     MARCH 31, 1998

BALANCE AT JULY 1, 1997                      5,578,913        $55,789  $6,231,555   $1,593,369  $(223,168)

REPAYMENTS/CANCELLATIONS  OF STOCK
     SUBSCRIPTIONS                                                                                75,847

PURCHASE OF TREASURY STOCK

COMPENSATION RECOGNIZED IN CONNECTION WITH
     REISSUANCE OF TREASURY STOCK                                          28,934
ISSUANCE OF COMMON STOCK                        28,000            280      53,845

ACCRUED INTEREST INCOME                                                                            (7,643)

NET INCOME                                                                           1,651,557
                                             ------------------------------------------------------------------
BALANCE AT MARCH 31, 1998                    5,606,913        $56,069  $6,314,334   $3,244,926  $(154,964)
                                             ==================================================================


                                                                     TOTAL STOCK-
                                               TREASURY STOCK          HOLDERS'
                                              SHARES     AMOUNT        EQUITY

                                             ----------------------------------
FOR THE NINE MONTHS ENDED
     MARCH 31, 1998

BALANCE AT JULY 1, 1997                      157,433   $(638,556)   $7,018,989

REPAYMENTS/CANCELLATIONS  OF STOCK
     SUBSCRIPTIONS                                                     75,847

PURCHASE OF TREASURY STOCK                    60,700    (179,123)     (179,123)

COMPENSATION RECOGNIZED IN CONNECTION WITH
     REISSUANCE OF TREASURY STOCK             (6,818)     32,897        61,831
ISSUANCE OF COMMON STOCK                                                54,125

ACCRUED INTEREST INCOME                                                 (7,643)

NET INCOME                                                           1,651,557
                                             ----------------------------------
BALANCE AT MARCH 31, 1998                    211,315   $(784,782)   $8,675,583
                                             ==================================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   NINE MONTHS ENDED
                                                                                       MARCH 31,
                                                                           --------------------------------
                                                                                 1998              1997
                                                                                 ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                                                           $ 1,651,557        $   (92,551)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
     (USED IN) OPERATING ACTIVITIES:
COMPENSATION EXPENSE RECOGNIZED IN CONNECTION WITH THE
     ISSUANCE OF STOCK OPTIONS                                                   47,550             17,463
DEPRECIATION AND AMORTIZATION                                                   550,068            599,366
LOSS FROM INVESTMENT                                                             (9,379)            26,962
LOSS ON SALE OF MARKETABLE SECURITIES                                            16,213               --
DEFERRED TAX BENEFIT                                                           (140,000)          (100,344)
UNREALIZED LOSS ON MARKETABLE SECURITIES                                          6,692               --
COMPENSATION EXPENSE RECOGNIZED IN CONNECTION WITH FORGIVNESS
     OF LOANS TO RELATED PARTIES                                                   --              121,953
COMPENSATION EXPENSE RECOGNIZED IN CONNECTION WITH AMORTIZATION
     OF ADVANCES TO FINANCIAL PLANNERS                                          119,004            209,032
PROVISION FOR DOUBTFUL ACCOUNTS                                                    --              147,188
INTEREST ON STOCK SUBSCRIPTIONS                                                  (7,643)           (23,725)
PROCEEDS FROM SALE OF MARKETABLE SECURITIES                                      22,323               --
(INCREASE) IN:
     ACCOUNTS RECEIVABLE                                                     (3,960,055)        (2,518,402)
     ADVANCES TO FINANCIAL PLANNERS                                              (1,169)          (105,615)
     SECURITY DEPOSITS                                                          (26,397)            (8,781)
     PREPAID EXPENSES AND OTHER CURRENT ASSETS                                 (795,456)            34,693
INCREASE(DECREASE)IN:
     ACCOUNTS PAYABLE,ACCRUED EXPENSES, AND OTHER CURRENT LIABILITIES         1,860,341            852,809
                                                                            -----------        -----------
NET CASH USED IN OPERATING ACTIVITIES                                          (666,351)          (839,952)
                                                                            -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
CAPITAL EXPENDITURES                                                           (692,696)          (593,762)
ACQUISITION OF INTANGIBLE ASSETS                                               (144,176)          (404,065)
INVESTMENTS                                                                     (13,858)              --
INVESTMENT IN PARTNERSHIP                                                          --              252,323
COLLECTIONS OF NOTES RECEIVABLE FROM RELATED PARTIES                            109,187            271,930
NOTES RECEIVABLE FROM RELATED PARTIES                                              --              (79,000)
                                                                            -----------        -----------
NET CASH (USED IN) INVESTING ACTIVITIES                                        (741,543)          (552,574)
                                                                            -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

ACQUISITION OF TREASURY STOCK                                                  (146,226)          (684,513)
PROCEEDS FROM BANK AND OTHER LOANS                                            3,000,000          3,700,000
PROCEEDS FROM SALE OF COMMON STOCK & EXERCISE OF STOCK OPTIONS                   35,508             92,012
PAYMENTS OF BANK AND OTHER LOANS                                             (2,318,154)          (791,450)
COLLECTION FROM STOCK SUBSCRIPTIONS
                                                                                 75,848            228,353
                                                                            -----------        -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       646,976          2,544,402
                                                                            -----------        -----------

NET INCREASE ( DECREASE)  IN CASH                                              (760,918)         1,151,876

CASH AT BEGINNING OF PERIOD                                                   2,920,489          2,221,795
                                                                            -----------        -----------

CASH AT END OF PERIOD                                                       $ 2,159,571        $ 3,373,671
                                                                            ===========        ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                               MARCH 31,
                                                          1998           1997
                                                        -----------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 CASH PAYMENTS FOR THE PERIOD:

          INTEREST                                      $152,679       $132,752
                                                        ========       ========

          INCOME TAXES                                  $224,235       $ 35,940
                                                        ========       ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      GILMAN + CIOCIA, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998
                                   (Unaudited)


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

         The consolidated financial statements include the accounts of Gilman + Ciocia, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

         The consolidated financial statements and related notes thereto as of March 31, 1998 and for the three months and nine months ended March 31, 1998 and 1997 are presented as unaudited but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consists solely of normal recurring accruals. These interim financial statements are not necessarily indicative of the results for any future periods. The consolidated balance sheet information for June 30, 1997 was derived from the audited financial statements included in the Company's Form 10-KSB. This Form 10-QSB should be read in conjunction with the Company's Form 10-KSB for June 30, 1997.

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

         For interim reporting purposes, certain costs, primarily advertising costs incurred in the first and second quarters of the fiscal year, are recognized as an expense in the period the advertisements are mailed, primarily the third quarter. At March 31, 1998, there are no advertising costs shown on the balance sheet.

NOTE 2 - EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." This statement establishes new standards for computing and presenting earnings per share (EPS), replacing the presentation of primary EPS and fully diluted EPS on the face of the statement of operations. Under this new standard, basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. The Company has adopted Statement No. 128 and has restated its weighted-average shares for all prior periods presented.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings is as follows:


                                Nine Months Ended                                  Nine Months Ended
                                 March 31, 1998                                      March 31, 1997

                                                     Per Share                                 Per Share
                          Net Income      Shares      Amount      Net Loss         Shares        Amount

Basic EPS                $1,651,557     5,377,010     $0.31       $(92,551)       5,492,696     $(0.02)


Dilutive Stock
Options & warrants                        598,014
                                        ----------                                --------

Diluted EPS              $1,651,557     5,975,024     $0.28       $(92,551)       5,492,696     $(0.02)
                                        =========                                 ========


                               Three Months Ended                                 Three Months Ended
                                 March 31, 1998                                     March 31, 1997

                                                       Per Share                               Per Share
                         Net Income       Shares       Amount       Net Income      Shares      Amount
                         ----------       ------       ------       ----------      ------      ------

Basic EPS                $1,834,231     5,384,808       $0.34       $980,199      5,447,255      $0.18


Dilutive Stock
Options & warrants                      1,071,368                                    19,371
                                        ---------                                 ---------

Diluted EPS              $1,834,231     6,456,176       $0.28       $980,199      5,466,626      $0.18
                                        =========                                 =========

The potentially dilutive shares that were not included in the computation of diluted earnings per share because to do so would be antidilutive consist of stock options and warrants as follows:

                                                             Option/Warrants
                                                             ---------------
Nine Months Ended March 31, 1998                                 690,000
Nine Months Ended March 31, 1997                               2,006,277
Three Months Ended March 31, 1998                                125,000
Three Months Ended March 31, 1997                              1,390,196


NOTE 3 - CHANGE IN ACCOUNTING ESTIMATE


         During the third quarter of fiscal 1998, the Company changed the period of amortization of its intangible assets from five years to twenty-five years. The change in service life is supported by more experience with acquired businesses and the Company's judgement that twenty-five years represents a more appropriate period to expense the intangible assets. The effect of the change is as follows:

                                 Nine Months ended        Three Months ended
                                  March 31, 1998            March 31, 1998
                                  --------------            --------------
Operating Income                    $ 70,937                  $70,937

Net Income                            42,256                   42,256

Net Income per Share:
         Basic                      $ .01                     $ .01
         Diluted                      .01                        --

NOTE 4 - CONTINGENCIES

         In April 1998, an investment banker and its assignee, instituted a suit in the U.S. District Court in Austin Texas, demanding issuance, collectively, of 150,000 warrants to purchase the Company's common stock at $5.125 per share (alleged to have been issuable under an investment banking agreement pursuant to which the investment banker was to have provided investment banking services to the Company), as well as attorney's fees and exemplary damages. The Company believes, among other defenses, that the investment banker defaulted under such agreement and provided no material services to the Company. The Company intends to defend such suit vigorously. In addition, the Company has received a demand letter from a consultant (an entity believed to be affiliated with the investment banker) demanding the issuance of 100,000 warrants to purchase the Company's common stock at $5.13 per share, alleged to have been issuable under a consulting agreement pursuant to which the consultant was to have provided consulting services to the Company. The Company believes that the consultant defaulted under such agreement and provided no material services to the Company. The Company has denied such demand.