Form 10KSB40/A
period 1997-06-30
GILMAN & CIOCIA INC
filed 1998-09-22
CIK 914142

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-KSB/A
                         Amendment No. 3 to Form 10-KSB

/X/ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

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


       Check whether the issuer: (1) filed reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes /X/ No / /

       Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

       State issuer's revenues for its most recent fiscal year.   $21,710,0413

       The aggregate market value of the voting stock held by non-affiliates as of September 30, 1997 was $15,128,289 based on a sale price of $5.0625.

       State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 1997, 5,588,913 shares of the issuer's common equity were outstanding.

       Transitional Small Business Disclosure Format (check one): Yes / / No /X/

                                  FORM 10-KSBA
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1997

PART I

ITEM 1.                    DESCRIPTION OF BUSINESS.

         Gilman & Ciocia, Inc. (the "Company") was incorporated under the laws of the State of Delaware on September 3, 1993, the successor in interest to Gilman & Ciocia, Inc., a New York corporation organized on November 4, 1981, and is a preparer of federal, state and local income tax returns for individuals predominantly in middle and upper income brackets.

         The preparation of a tax return by the Company usually involves a personal meeting at the office between a client and an employee of the Company. In addition, while preparing tax returns, clients often consider other aspects of their financial needs, such as insurance, investments, pension and estate planning. The Company capitalizes on this situation by providing financial planning questionnaires to all of its tax preparation clients.

         After review of such questionnaires by financial planners, if appropriate, financial planners will recommend the tax preparer to introduce the tax preparation client to a financial planner. Each of the financial planners to which a client might be introduced is a registered representative of an independent registered securities broker/dealer, Royal Alliance Associates, Inc. ("Royal Alliance"), and each has agreed to share commissions with the Company. In approximately 22% of the cases, such financial planner is the tax preparer himself.

         If such clients do utilize the financial planners to assist them on their other financial needs, the Company earns commissions (depending on what service is provided) from the services that the financial planners provide to the client. More than 99% of the financial planners are also authorized agents of insurance underwriters, and approximately 2% of the financial planners are also authorized to act as mortgage brokers, and thus, the Company also earns revenues from commissions for acting as an insurance agent and a mortgage broker.

         All commissions on sales and purchases of securities are earned by the Company's wholly owned subsidiary, JT Securities, Inc. (a registered securities broker/dealer)("JT Securities").

         Royal Alliance, unaffiliated with the Company, is a corporation which is a registered securities broker/dealer and a member of the National Association of Security Dealers, Inc. ("NASD").

         The Company also has a division operating as a direct mail service. It assembles, packages and mails, but does not design, create or draft the test for direct mail materials, however, it provides limited consulting services in these areas.

         Based on the Company's total revenues during its 1997 fiscal year, approximately 40% of the Company's business is tax preparation services; approximately 51% of the Company's business is commission sharing on financial planning services (with approximately 32% from securities transactions and 19% from mortgage brokerage, insurance and other related services); and approximately 9% of the Company's business is direct mail and related services.

          The Company has a total of one hundred twenty eight offices: forty three in New York, fifteen in New Jersey, fourteen in Florida, nine in Arizona, nine in Ohio, seven in Maryland, seven in

Connecticut, seven in Washington, seven in Massachusetts, five in Nevada, two in Pennsylvania, one in Virginia, one in Illinois and one in Georgia, and it maintains its principal executive office at 475 Northern Boulevard, Great Neck, NY 11021, telephone (516) 482-4860.

         Out of the total number of offices: 34 offices provide predominantly tax preparation services and have no regular financial planner associated with them (although financial planners from other offices do work with clients from all of such 34 offices); and 94 offices provide both tax preparation and regular financial planning services.

         Out of the 94 offices that provide both tax preparation and financial planning services: 21 of these offices have only one person who provides both tax preparation and financial planning services; and 73 of these offices have two or more persons who perform tax preparation and financial planning services. No office has more than a total of ten tax preparers and financial planners.

         The Company opened fifteen new offices in January 1994, twenty two new offices in January 1995, forty four new offices in 1996 (closing four in the first half of 1996), eight new offices in 1997 and seven new offices in 1998.


HISTORY

         Following its organization in 1981, most of the Company's expansion was effected through separate corporations under common control with the Company. In December 1992, the Company merged with fifteen of such affiliated corporations conducting the same business as the Company. Several of such affiliated corporations, which did not participate in the merger, were liquidated prior to such merger. Their clients and territories were absorbed by other nearby offices of the Company. The Company opened fifteen offices in January 1994, twenty two offices in January 1995, forty four offices in 1996 (closing four in the first half of 1996), eight in 1997 and seven in 1998. The Company now has a total of 128 offices.

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

         In May 1995, all of the Company's class a bridge loan warrants ("Class A Bridge Loan Warrants"), which were registered under the Company's IPO, were exercised at $2.08 per share, generating additional capital of $748,800 for the Company.

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


TAX RETURN PREPARATION

         The Company prepares federal, state and local income tax returns for individuals, predominantly in the middle and upper income brackets. The preparation of a tax return by the Company usually involves a personal meeting at the office between a prospective client and an employee of the Company. At the meeting the Company's employee solicits from the client the information on income and deductions and family status necessary to prepare the client's tax return. After the meeting, drafts of the client's tax returns are prepared. After review and final correction by the tax preparer, the returns are delivered to the client for filing.

         The Company employs only two full-time certified public accountants, and only approximately 7% of the Company's seasonal tax preparers are certified public accountants or tax attorneys. Most of the Company's tax preparers are, therefore, limited in the representation that they can provide to clients of the Company on an audit by the IRS. Ninety-nine percent of the Company's professional tax preparers have a college degree or its equivalent and two years of tax preparation experience, and each one is specifically tested and trained by the Company to meet the required level of expertise to properly prepare tax returns.

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

         The Company's business of preparing income tax returns subjects it to potential civil liabilities under the Internal Revenue Code (the "Code"). Although the Company believes that it complies with all applicable laws and regulations, no assurance can be given that the Company will never incur any material fines or penalties.

         In addition, the Company does not maintain any professional liability or malpractice insurance policy. Although the Company complies with all applicable laws and regulations, no assurance can be given that the Company will not be subject to professional liability or malpractice suits.


SEASONALITY

         The Company's tax preparation business is conducted predominantly in the months of February, March and April when most individuals prepare their federal, state and local income tax returns. The Company hires approximately 300 seasonal employees in conjunction with the utilization of its existing employees to meet the demand imposed during those months, and as a result, has avoided opening offices especially for tax season and closing them after the peak period. Approximately 75% of the Company's seasonal employees return in the next year, and the Company uses predominantly advertisements in local newspapers to recruit the remainder its seasonal work force.

         To assist in funding operations during the off season and to facilitate its plans for expansion, the Company has a credit facility in the form of a line of credit up to $2,500,000 with State Bank of Long Island. Borrowings under this line are in the form of short-term notes with interest charged monthly at the bank's prime lending rate plus 1-1/2% to 1-3/4%.


BROKER/DEALER SUBSIDIARY

         JT Securities is registered as a securities broker/dealer under the Securities Exchange Act of 1934, as amended, and has been a member of the National Association of Securities Dealers, Inc. ("NASD") since July 1994. In addition, JT Securities has effected all filings under New York State law to register as a broker/dealer in New York and Florida. See "DESCRIPTION OF BUSINESS--Regulation."

         JT Securities receives the commission sharing payments from Royal Alliance (approximately 47% of the total commissions) that are generated from commissions earned by financial planners providing services at the Company's offices. Prior to January 1, 1998, three of the Company's officers acted as registered representatives (each financial planner is a registered representative -- for an explanation of the role of registered representatives, see "--Relationship With Registered Representatives of Broker/Dealer" below) of JT Securities in providing financial planning and brokerage services directly to a limited number of clients of the Company.

         Such services provided by JT Securities in the aggregate have never been material to the Company's overall operations, and effective January 1, 1998, all financial planning services and securities transactions in connection with clients of the Company have been and will be effected by registered representatives of Royal Alliance and not JT Securities. JT Securities, however, will continue to receive the commission sharing payments from Royal Alliance that are generated from commissions earned by financial planners providing services at the Company's offices.

         Although Royal Alliance is not affiliated with the Company by contract, ownership, common directors or officers, approximately 90, or 82%, of the Company's full-year tax-preparer employees are also registered representatives of Royal Alliance. Such individuals, who have two separate roles, divide their time based upon the needs of clients who come to the offices of the Company with which they are affiliated. They are compensated by the Company based on the hours they work preparing tax returns and on the number of returns prepared, and they are compensated by Royal Alliance based on approximately 47% of the total commissions earned on transactions effected for clients of the Company. Almost all of the registered representatives of Royal Alliance who are affiliated with the Company through commission sharing agreements work exclusively in connection with the offices of the Company. For a detailed breakdown of the different services by the number of employees see "DESCRIPTION OF BUSINESS --Employees".

FINANCIAL PLANNING SERVICES

         While preparing tax returns, clients often consider other aspects of their financial needs, such as insurance, investments and pension and estate planning. The Company attempts to capitalize on this situation by offering to every client the opportunity to complete a questionnaire that requests information on his/her financial situation. These questionnaires are subsequently reviewed by financial planners (who have entered into commission sharing agreements with the Company and who are registered representatives of Royal Alliance) to evaluate if the client may need financial planning services. If the financial planners recommend that these clients be referred to a financial planner and if the clients agree, the Company introduces such clients of its tax preparation business to one of the financial planners who are registered representatives of Royal Alliance and/or authorized agents of insurance carriers. In approximately 22% of the cases of tax preparation clients referred to financial planners, the tax preparer and the financial planner/registered representative are the same person. Of all of the financial planners affiliated with the Company, approximately 66% also perform tax preparation services as employees of the Company.

         Most middle and upper income individuals require a variety of financial planning services. If clients seek insurance products in connection with the creation of a financial plan, they are referred to an employee or affiliated financial planner of the Company (who may be the tax preparer himself) who is an authorized agent of an insurance underwriter. If clients seek mutual fund products or other securities for investment, they are referred to an affiliated financial planner of the Company (who may be the tax preparer himself) who is a registered representative of Royal Alliance, an independent securities broker/dealer. The financial planners affiliated with the Company do not effect transactions in securities of individual issuers, but rather deal only with packaged products such as mutual funds and annuities. See "DESCRIPTION OF BUSINESS--Relationship with Registered Representatives of Broker/Dealer;" and "--Relationship with Authorized Agents of Insurance Underwriters."

         Out of the total number of offices: 34 offices provide predominantly tax preparation services and have no regular financial planner associated with them (although financial planners from other offices do work with clients from all of such 34 offices); and 94 offices provide both tax preparation and regular financial planning services.

         Out of the 94 offices that provide both tax preparation and financial planning services: 21 of these offices have only one person who provides both tax preparation and financial planning services; and 73 of these offices have two or more persons who perform tax preparation and financial planning services. No office has more than a total of ten tax preparers and financial planners.

         The financial planners affiliated with the Company perform all financial planning services as registered representatives of Royal Alliance. (For an explanation of the role of registered representatives, see "--Relationship With Registered Representatives of Broker/Dealer" below.) In order to maintain the financial planning services of Royal Alliance's registered representatives separate from the Company, such registered representatives orally explain to clients that their services as financial planners are delivered on behalf of Royal Alliance. In addition, Royal Alliance maintains a separate telephone number at each office and a separate nameplate or sign on the door of each office, uses separate stationery and deposits all revenues in separate bank accounts. For further information on the number of employees and those employees that have entered into commission sharing agreements with the Company see "DESCRIPTION OF BUSINESS -- Employees."

RELATIONSHIP WITH REGISTERED REPRESENTATIVES OF BROKER/DEALER

         The Company's affiliated financial planners are all registered representatives ("Registered Representatives") of Royal Alliance Associates, Inc. ("Royal Alliance"), an unaffiliated corporation, which is a registered securities broker/dealer and a member of the NASD. Registered Representatives are the general employees of a securities brokerage firm that are authorized to broker securities transactions for clients on behalf of the firm. To become a registered representative, a person must pass one or more of a series of qualifying exams administered by the NASD that test the person's knowledge of securities and related regulations.

         Registered Representatives who work with Royal Alliance are supervised by Royal Alliance with regard to all regulatory matters. Royal Alliance is exclusively responsible for all supervision and record keeping in connection with the Registered Representatives and their activities.

         If clients of the Company inquire about the acquisition or sale of investment securities, they are directed to one of such Registered Representatives. Such Registered Representatives are able, through Royal Alliance, to effect transactions in such securities at the request of clients and retain a certain percentage of the commissions earned on such transactions. Royal Alliance has licensed principals in all areas of the securities business.

         When a client of the Company requests to meet with a financial planner, as part of the financial planner's discussion with such client, the financial planner may initiate a discussion regarding the purchase of securities as part of the client's overall financial investment plan, but not in regard to a particular security of an issuer. Ninety-nine percent of the securities transactions effected by Registered Representatives who are affiliated with the Company, involve packaged products, including interests in mutual funds and variable annuities, and do not involve corporate equities and bonds and other securities of operating issuers. Registered Representatives do not provide advice regarding particular securities nor do they transact any investments in such particular securities except in very limited cases on the specific initiative and request of a client.

         All security transactions are introduced and cleared on a fully disclosed basis through a correspondent broker that is a member of the New York Stock Exchange.

         For a securities transaction effected through Royal Alliance, Royal Alliance retains approximately 6% of the total commission, and a majority of the individual Registered Representatives and JT Securities each receives approximately 47% of the total commission. Each of the Registered Representatives except the officers of the Company has entered into an commission sharing agreement with the Company, which generally provides that a specified percentage of the commissions earned by the Registered Representative (generally one-half, or 47% of the total commission) is paid by Royal Alliance at the direction of such financial planner to JT Securities. All Registered Representatives have agreements that contain covenants requiring them to maintain strict confidentiality and to refrain from certain competition with the Company. Each agreement with a Registered Representative has a duration of no more than one year from the date of the agreement.

         The financial planners are paid their share of securities commissions directly by Royal Alliance and therefore do not receive compensation either as employees or independent contractors of the Company in regard to their receipt of a share of securities commissions. Of the financial planners affiliated with the Company, approximately 66% also perform tax preparation, managerial or other services for the Company and receive compensation as employees of the Company for such services ("Employee/Planners").

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


RELATIONSHIP WITH AUTHORIZED AGENTS OF INSURANCE UNDERWRITERS

         Certain of the Company's full-time employees and affiliated financial planners are authorized agents of insurance underwriters. If clients of the Company inquire about insurance products, then they are directed to one of such authorized agents. Such agents are able, through several insurance underwriters, to sell insurance products at the request of clients and retain a certain percentage of the commissions earned on such sales. The Company is an authorized insurance agent under both New York and Florida law. In approximately 22% of the cases where a tax preparation client of the Company is referred to an insurance agent, such authorized agent is the same person as the tax preparer working with such client.

         Each of the insurance agents (except the Company's officers) has entered into an commission sharing agreement with the Company. Each such agreement generally provides that a specified percentage of the commissions earned by the agent is paid to the Company. The agreements also contain covenants requiring the agent to maintain strict confidentiality and to refrain from certain competition with the Company. Each agreement with an insurance agent has a duration of no greater than one year from the date of the agreement.

CREDIT CARDS

         The Company recently entered into a Bankcard Agreement with First USA Bank (the "Credit Card Bank") for the Credit Card Bank to issue MasterCard and/or Visa credit cards denominated as "Gilman & Ciocia" credit cards. Pursuant to such agreement, the Company will supply a list of the names and addresses of its customers for the purpose of the Credit Card Bank's doing a direct mail solicitation for applications for such credit cards, and the Company will receive, among other consideration, $15.00 for each "Gilman & Ciocia" credit card issued under a Credit Card Bank marketing plan, $30.00 for each "Gilman & Ciocia" credit card issued under a Company marketing plan, plus 5% of all finance charges collected by the Credit Card Bank from holders of such "Gilman & Ciocia" credit cards. The Company bears no risk of loss from default on any of the cards issued under this agreement. The Company cannot at this time estimate the amount of revenues that may result from such agreement, however, the Company does not anticipate that any material cost will be imposed on the Company in connection with such agreement.

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

         Online. The Company currently has a web site on the Internet: http://www.gtax.com for income tax and financial planning advice, 10K/Q information and the latest news releases.

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


COMPETITION

         The income tax preparation and financial planning services industry is highly competitive. The

Company's competitors include companies specializing in income tax preparation as well as companies that provide general financial services. Many of these competitors, which include H + R Block, Inc., HD Vest, Inc., Jackson Hewitt Tax Service, Inc. and Triple Check Income Tax Service, Inc. in the tax preparation field and many well-known brokerage firms in the financial services field, have significantly greater financial and other resources than the Company. Although the Company attempts to restrict such competition contractually as a practical matter, enforcement of contractual provisions prohibiting small scale competition by individuals is difficult.


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

         At September 1, 1998, the Company employed twenty nine persons on a full-time basis in its Progressive Mailing division: one executive person, one clerical personnel, and nineteen staff personnel.


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

         To represent a taxpayer before the IRS after the initial audit, an individual must meet certain requirements. Only an attorney, a certified public accountant or a person specifically enrolled to practice before the IRS can represent a taxpayer in such circumstances. None of the full-year employees and only several of the employees of the Company meet such requirements. Most of the full-time employees of the Company, therefore, are limited in that they may appear as a representative of a taxpayer only through the stage of an audit examination at the office of a District Director, and then only upon complying with applicable regulations.

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

         If the Commission were to determine that, prior to the registration of JT Securities as a securities broker/dealer , the Company was required to be registered as a broker/dealer, then the Company may be subject to regulatory action.

         The registered representatives themselves are strictly regulated in their activities as registered representatives of a securities broker/dealer under the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder, state regulation, the rules of the NASD and by the rules and regulations of the broker/dealer.

         JT Securities, is a registered broker/dealer under the Securities Exchange Act of 1934, as amended, and a member of the NASD, is subject to detailed rules and regulations, including extensive record keeping requirements, incumbent upon registered broker/dealers.

         JT Securities has not registered as a broker/dealer in any states other than New York and Florida, although the Company has offices in 11 other states. The Company does not believe that JT Securities is currently required to so register. The State of Washington made written inquiries in 1996 regarding possible requirements for JT Securities to register as a securities broker/dealer in the State of Washington. The Company responded to such inquiries and has not received any further communication from the State of Washington in this regard.


EMPLOYEES

         At September 1, 1998, the Company employed 183 persons on a full-time full-year basis, including the Company's four officers. See "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS." The Company's full-time employees include 50 professional tax preparers, 81 clerical and support staff persons (which includes persons performing clerical work while in training for other positions), and 23 administrative personnel (who include the Company's executive officers), and 29 employees who are part of the Company's direct mail services division. During peak season the Company employs approximately 500 full-time employees, of which approximately 300 of these employees are seasonal and do only tax preparation. Approximately 75% of the Company's seasonal employees return the following year, and the Company uses advertisements in the local newspapers to meet the balance of its recruiting needs. The minimum requirements for a tax preparer at the Company are generally a college degree or its equivalent, two years of tax preparation experience and a passing grade of an examination given by the Company. See "BUSINESS--Seasonality."

         The Company also is affiliated with approximately 138 financial planners who have entered into commission sharing agreements with the Company while serving as registered representatives of Royal Alliance and/or as insurance agents. Of such 138 financial planners, 47 do only financial planning, and the others serve separately as employees of the Company performing tax preparation, managerial and other services for the Company. Of the total number of financial planners who have entered into the commission sharing agreements with the Company, 91 do tax preparation, management and other services for the Company ("Employee/Planners").

         The Company's offices are partially staffed by financial planners who have entered into commission sharing agreements with the Company, particularly during the off season. During a portion of the year, approximately ten of the Company's offices are not staffed full-time by employees and/or full-time financial planning affiliates of the Company. During such periods, such offices are staffed part-time by affiliated financial planners and/or calls to such offices when no personnel are present are forwarded automatically to an office of the Company that is fully staffed.


ITEM 2.                    DESCRIPTION OF PROPERTY.

         The Company provides services to its clients at 128 local offices in fourteen states: Forty three in New York, fifteen in New Jersey, nine in Arizona, fourteen in Florida, nine in Ohio, seven in Maryland, seven in Connecticut, seven in Washington, seven in Massachusetts, five in Nevada, two in Pennsylvania, one in Virginia, one in Illinois and one in Georgia. Seven of such offices opened in January 1998. A majority of the offices are leased in commercial office buildings. Most of the Company's offices are leased pursuant to standard form office leases, although ten offices are leased on an oral month-to-month basis. The leases range in remaining terms from one to seven years. The Company's rental expense during its fiscal year ended June 30, 1997 was $1,884,768. The Company believes that any of its offices could be replaced with comparable office space, however location and convenience is an important factor in marketing the Company's services to its clients. Since the Company advertises in the geographic area surrounding the office location, the loss of such a office that is not replaced with a nearby office could adversely affect the Company's business at that office.

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

ITEM 3.                    LEGAL PROCEEDINGS.

         In April 1998, Texas Capital Securities, Inc. and its assignee, Harbor Financial, Inc. instituted a suit in the U.S. District Court in Austin, Texas, demanding issuance, collectively, of 100,000 warrants to purchase the Company's common stock at $5.125 per share (alleged to have been issuable under an investment banking agreement pursuant to which Texas Capital Securities, Inc. was to have provided investment banking services to the Company), as well as attorney's fees and exemplary damages. The Company believes, among other defenses, that Texas Capital Securities, Inc. defaulted under such agreement and provided no material services to the Company. The Company has answered the complaint and intends to defend such suit vigorously. In addition, the Company has received a demand letter from Euromarket Advisory, Inc. (an entity believed to be affiliated with Texas Capital Securities, Inc.) demanding the issuance of 150,000 warrants to purchase the Company's common stock at $5.13 per share, alleged to have been issuable under a consulting agreement pursuant to which Euromarket Advisory, Inc. was to have provided consulting services to the Company. The Company believes that

Euromarket Advisory, Inc. defaulted under such agreement and provided no material services to the Company. The Company has denied such demand.


ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY VOTERS

         No matter was submitted during the fourth quarter of the Company's 1997 fiscal year to a vote of security holders.

                                     PART II

ITEM 5.                             MARKET INFORMATION.

         The principal market on which the Company's Common Stock trades is The NASDAQ Stock Market under the symbol "GTAX." Prior to August 28, 1998, the Company's Common Stock traded on the Nasdaq Small Cap Stock Market. Prior to December 1994 no public market existed for the Company's securities.

         The following table sets forth the high and low sales prices for the Common Stock during the period indicated:

                                                                          Sales Prices
                                                                          ------------
Quarter Ended                                              High                              Low
-------------                                              ----                              ---
December 31, 1994                                         $ 3 3/4                          $ 3 1/2

March 31, 1995                                            $ 4                              $ 2 1/4

June 30, 1995                                             $ 4 1/8                          $ 2 1/4

September 30, 1995                                        $ 5 5/8                          $ 3 1/8

December 31, 1995                                         $ 7 1/2                          $ 5 1/4

March 31, 1996                                            $ 7 7/16                         $ 5 1/2

June 30, 1996                                             $ 7 1/4                          $ 5 3/8

September 30, 1996                                        $ 6 1/2                          $ 5 1/4

December 31, 1996                                         $ 3 1/2                          $ 2

March 31, 1997                                            $ 2 3/16                         $ 2 1/16

June 30, 1997                                             $ 2 1/16                         $ 1 15/16

September 30, 1997                                        $ 5 1/8                          $ 4 1/8

December 31, 1997                                         $ 8 3/8                          $ 4 3/8

March 31, 1998                                            $14 7/8                          $ 7

June 30, 1998                                             $24 1/2                          $13 3/4


       From December 1997 to September 1998, the market price of the Common Stock of the Company has tripled and fallen to approximately its December 1997 range. The Company, however, has no basis for knowing the cause of such volatility or how long it will continue, and no assurance can be given that the Company's performance during recent periods is predictive of its future performance.

       As of September 15, 1998, the approximate number of holders of record of the Common Stock was 263.

         The Company has not paid dividends to its shareholders since its initial public offering and does not plan to pay dividends in the foreseeable future. The Company currently intends to retain any earnings to finance the growth of the Company.

       The Company's NASDAQ symbols are:

Common Stock...........................                 GTAX
Redeemable Warrants....................                 GTAX-W




ITEM 6.                         MANAGEMENT'S DISCUSSION AND ANALYSIS.

GENERAL

       Gilman & Ciocia, Inc. (the "Company") is a preparer of federal, state and local income tax returns for individuals predominantly in middle and upper income brackets. In addition, while preparing tax returns, clients often consider other aspects of their financial needs, such as insurance, investments, pension and estate planning. The Company capitalizes on this situation by making available affiliated financial planners. These financial planners are registered representatives of an independent registered securities broker/dealer, Royal Alliance Associates, Inc. ("Royal Alliance"), and each has agreed to share commissions with the Company.

       More than 99% of the affiliated financial planners are also authorized agents of insurance underwriters and approximately 2% of the financial planners are authorized to act as mortgage brokers, and thus the Company also earns revenues from commissions for acting as an insurance agent and a mortgage broker.

       The Company earns a share of commissions (depending on what service is provided) from the services that the financial planners provide to the clients in transactions for securities, insurance and related products.

       The Company also has a division operating as a direct mail service.

       During its 1997 fiscal year, approximately 40% of the Company's revenues were earned from tax preparation services; 51% were earned from all financial planning and related services (with 32% from securities transactions and 19% from mortgage brokerage, insurance and other related services); and 9% were earned from direct mail and related services.

       Direct mail services have not historically made any material contribution to the Company's net income. The Company's tax return preparation business and its financial planning business are closely linked together in that such various lines of business generally use the same individuals, assets, marketing and facilities. The Company believes that its tax return preparation business is inextricably intertwined with, and a necessary adjunct to, its financial planning activities, that neither segment would operate profitably by itself and that the two segments can be viewed meaningfully only as a whole.

       The Company opened fifteen new offices in January 1994, twenty two new offices in January 1995, forty four new offices in 1996 (closing four in the first half of 1996), eight new offices in 1997 and seven new offices in 1998.


PLAN OF OPERATION

       Tax Preparation and Financial Planning

       During the 1996 and 1997 fiscal years, the Company opened 48 new offices, which represents 40% of all offices at June 30, 1997. New offices attract more potential tax preparation clients, resulting in increased revenues and contributing to the Company's growth. In addition, an increase in the clients for whom the Company prepares tax returns also directly increases the potential for the Company to earn a share of commissions from financial planning for such clients. The Company plans to continue its expansion and open new offices during the next year (although no specific target has been set), recruit successful financial planners and acquire existing tax preparation practices. The Company anticipates funding this growth through operating profits and use of its short-term line of credit, but anticipates that additional funds may be available through the exercise of outstanding options and warrants because the sale and/or resale of the common stock underlying such securities is being registered. However, there can be no assurance that the offering will be consummated or that any of such options or warrants will be exercised.

       During the 1996 and 1997 fiscal year, in connection with the acquisitions of two practices, the Company bought the building in which the practice had offices. The Company may purchase other real estate in connection with future acquisitions, but it has no plans to invest in real estate apart from its other businesses.

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

       Direct Mail Division

       During the Company's 1997 fiscal year, the Company continued its operations of a direct mail division in order to control the substantial costs of advertising its many offices. This division was acquired to specifically reduce the costs of advertising for the Company. The Company believes that the direct mail division results in lower advertising costs on a per-office basis, as the Company takes advantage of economies of scale. The Company's direct mail division operates as an independent division and solicits its own customers for its direct mail services. From the first quarter to the second quarter of 1998, the direct mail division has experienced a 250% increase in revenues due to new accounts of unrelated parties.

       No events or transactions have occurred subsequent to March 31, 1998 and the Company is not aware of any material trend, that would materially affect an investor's understanding of the Company's financial condition or its results of operations.

RESULTS OF OPERATIONS

       1997 and 1996 Fiscal Years Compared

       The Company's revenues for the fiscal year ended June 30, 1997 were $24,574,571 as compared to revenues of $21,521,537 for the prior fiscal year. The increase in revenues for its 1997 fiscal year from its 1996 fiscal year is attributable to: (1) the Company's opening of eight new offices in January 1997 (the "1997 New Offices") and the acquisition of ten customer lists which resulted in increased revenues from tax preparation services of $476,518; (2) continued growth of the existing offices which resulted in increased revenues from tax preparation services of approximately $1,297,000; and (3) increased financial planning revenues of approximately $1,780,000 over all offices; offset partially by (4) a decrease of revenues of approximately $502,000 from its direct mailing services resulting from the loss of a few customers.

       The Company's total revenues for the year ended June 30, 1997 consist of $9,921,967 for tax preparation services, $12,464,284 for financial planning services and $2,188,320 for direct mailing services. The Company's total revenues for the year ended June 30, 1996 consist of $8,147,986 for tax preparation services and $10,683,765 for financial planning services; and $2,689,786 for direct mailing services.

         The consolidated statements of operations for the years ended June 30, 1997 and 1996 have been restated to reflect the total of the commission revenue received by the Company and of the commissions paid by Royal Alliance directly to the financial planners (who are registered representatives of Royal Alliance but are affiliated with the Company) as the Company's revenue from financial planning services. The resulting increase in commission revenue is offset by an increase in commission expense equal to the same amount. Accordingly, this restatement had no effect on the Company's consolidated financial position, net income (loss) or cash flows.

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

       The remaining growth in financial planning revenues is a result of the Company's benefiting from a year of rapidly rising equity security prices in the marketplace, which induced clients to invest funds with financial planners affiliated with the Company, generating commission revenues for the Company. Any reduction in the rate of increase of equity securities' prices in the marketplace could reduce the increase in investments that the Company's clients make through financial planners affiliated with the Company, and falling market prices of securities could result in a reduction that would offset other sources of growth in the Company's financial planning revenues. The 1997 growth of the financial planning services was not significantly affected by the opening of the 1997 New Offices. The Company has normally experienced a 6 to 12 month delay after the opening of a new office before such office generates significant financial planning revenues.

       The Company's operating expenses for the 1997 fiscal year were $23,283,697 as compared to operating expenses of $20,927,008 for the 1996 fiscal year. The increase of 11.3% in the Company's operating expenses for its 1997 fiscal year from its 1996 fiscal year was attributable to increases of $1,381,867 and commissions; $518,333 in general and administrative expenses; $234,816 in advertising; $381,980 in rent; and $260,454 in depreciation and amortization; and the absence of any reimbursement of financial planning expenses ($125,000 in 1996); and offset by a reduction in direct mail costs of $545,761.

       The reasons for the increases in operating expenses are the increase in financial planning services, the addition of the 1997 New Offices and having a full year of operating expenses for the 40 net new offices opened in January of 1996.

       The increase in salaries and commissions is due to increased tax preparation salaries and financial planning activities (which generate commissions that are generally shared between the Company and those affiliated financial planners that have entered into commission sharing agreements with the Company). The increase in salaries and commissions pertains to the personnel working at the 1997 New Offices as well as the commissions that resulted from increased financial planning activities, which are predominantly the result of increased investments by clients that resulted in increased commissions.

       The increase in depreciation and amortization is due primarily to the acquisition of ten customer lists for approximately $487,000 and the capital expenditures of approximately $592,000 made during the Company's 1997 fiscal year including the purchase of two buildings. The increase in advertising is primarily due to the 1997 New Offices. The increase in rent is due to approximately $46,000 for the

1997 New Offices, approximately $17,000 for the direct mail division and approximately $319,000 for existing offices.

       The increase of $518,333 in general and administrative expenses from the Company's 1996 to its 1997 fiscal years resulted from the Company's expansion of operations. Such increase was primarily the result of the inclusion of six months of expenses for the eight new offices opened in January 1997, as well as a full year of expenses for the 40 net new offices opened in January 1996. These offices generated increases of approximately $15,000 in office supplies, $14,000 in office expenses and $19,000 in telephone charges. In addition, increased financial planning activities resulted in an increase of approximately $120,000 in clearing fees, and the direct mail division incurred $350,000 of general and administrative expenses during the Company's 1997 fiscal year.

       The decrease in other income of $314,124 or 107% is due to the decrease in income from the Company's investment in partnership of approximately $125,000, a decrease in realized gains of approximately $84,000 on the sale of marketable securities and an increase in interest expense of approximately $95,000. In July 1995, the Company, together with an officer of the Company and one of its former officers, formed an investment partnership, which yielded income of approximately $73,000 during the Company's 1997 fiscal year as compared to $198,000 for the 1996 fiscal year. Such partnership began liquidating its investments and distributing its assets to its partners in the Company's 1997 fiscal year, and is in the process of liquidating its remaining investments.

       The Company's income after provision for income taxes for its 1997 fiscal year is $875,994 as compared to $534,726 for its 1996 fiscal year. The increase of 63.8% is primarily attributable to increases in the Company's tax preparation segment of approximately $396,000 and financial planning segment of approximately $367,000. These increases are offset by a decrease in the Company's direct mail division of approximately $68,000 and by a decrease in other income of approximately $314,000.

       The Company's business is highly seasonal, with the majority of its revenue earned in the first four months of the calendar year. The effect of inflation has not been significant to the Company's business in recent years.


LIQUIDITY AND CAPITAL RESOURCES

       1997 and 1996 Fiscal Years Compared

       The Company's cash flows provided by operating activities was $1,516,445 and 2,621,862 for the years ended June 30, 1997 and 1996, respectively. The decrease of approximately $1,105,000 is due primarily to a decrease in proceeds from the sale of marketable securities of approximately $2,154,000, an increase in prepaid expenses and other current assets of approximately $142,000, a decrease in accounts payable, accrued expenses and other current liabilities, and income taxes payable of approximately $566,000. This decrease was offset by an increase in net income plus non-cash adjustments of approximately $576,000 in advances to financial planners, a decrease in accounts receivable of approximately $267,000 and a decrease in security deposits of approximately $84,000.

       Net cash used in investing activities was $1,129,500 and $2,420,386 for the years ended June 30, 1997 and 1996, respectively. The decrease of approximately $1,290,000 is primarily due to decreases in capital expenditures of approximately $308,000, due to a decrease in acquisitions of intangible assets of approximately $243,000 and a increase in investment in partnership of $378,000 and by an increase in proceeds from related party transactions of approximately $246,000. The decrease is offset by an increase in payments of related parties of approximately $182,000.

       Net cash provided by financing activities decreased by $372,808 from $684,557 to $311,749 due to the acquisition of treasury stock for approximately $733,000 and a decrease in net proceeds from the issuance of common stock and collections of stock subscriptions totaling approximately $86,000. The decrease is offset by an increase in net borrowings of approximately $446,000.



       Financial Condition

       The Company has two credit facilities with State Bank of Long Island. The first facility is a line of credit for up to $2,500,000, which expires on October 31, 1998. Borrowings under this line are in the form of short-term notes with interest charged monthly at the bank's prime lending rate plus 1 1/2%. At March 31, 1998, the Company had an outstanding principal balance of $1,500,000. The second credit facility is an installment note in the principal amount of $1,000,000. The note is payable in 36 equal monthly installments of approximately $28,000, plus interest at the bank's prime lending rate plus 1 3/4%. The final installment is due December 1999. At March 31, 1998, the note had an outstanding principal balance amounting to $583,336.

       The Company believes that it could continue to operate without any additional financing (other than its seasonal bank loans) during the next 12 months. The Company anticipates that it will not pay any dividends on its Common Stock in the foreseeable future, but will apply any profits to fund the Company's expansion.


RECENT ACCOUNTING PRONOUNCEMENTS

       In February 1997, FASB issued Statement No. 128, "Earnings Per Share," which is effective for periods ending after December 15, 1997. The Company has adopted Statement No. 128 for the nine months ended March 31,1998 and has restated its weighted-average shares for all prior periods represented.


YEAR 2000 COMPLIANCE

       The Company is currently in the process of installing the Great Plains accounting system, which is year 2000 compliant. The Company does not anticipate any material additional costs with regard to its year 2000 compliance. The year 2000 issue is expected to affect the systems of various entities with which the Company interacts. However, there can be no assurance that the systems of other companies on which the Company relies will be timely converted, or that a failure by another company's systems to be year 2000 compliant would not have a material adverse effect on the Company.

ITEM 7.                         FINANCIAL STATEMENTS.
                                      INDEX

                                                               Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS......................  F-2

FINANCIAL STATEMENTS:
       Consolidated Balance Sheet.............................  F-3
       Consolidated Statements of Income......................  F-4
       Consolidated Statements of Stockholders' Equity........  F-5, F-6
       Consolidated Statements of Cash Flows..................  F-7 - F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................  F-9 - F-23



ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

       There were no changes in or disagreement with accountants on accounting and financial disclosure in the last quarter of the Company's fiscal year ended June 30, 1997. However, on September 9, 1997, the Company dismissed its principal independent accountants, as disclosed in the Form 8-K that was filed with the Securities and Exchange Commission on September 16, 1997.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


DIRECTORS AND OFFICERS

                                                                                           EXECUTIVE
                                                                                           OFFICER OR
                                                                                           DIRECTOR
NAME                           AGE      POSITION                                           SINCE
----                           ---      --------                                           ----------

James Ciocia                   41       Chief Executive Officer,                           11/81
                                        President and Director

Thomas Povinelli               37       Chief Operating Officer,                           11/84
                                        and Director


Kathryn Travis                 49       Secretary, Vice President
                                        and Director                                       11/89

Stephen B. Sacher              38       Chief Financial Officer                             1/98

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

Thomas Povinelli, Chief Operating Officer,  and Director

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

Kathryn Travis, Secretary, Vice President and Director

         Ms. Travis began her career with the Company in 1986 as an accountant and has served as Vice President and a director since November 1989. She prepares tax returns and manages the company's Great Neck office. She also serves as President, a director and a Registered Representative of JT

Securities and is a Registered Representative of Royal Alliance. Ms. Travis graduated from the College of New Rochelle with a B.A. in mathematics.

Stephen B. Sacher, Chief Financial Officer

         Mr. Sacher joined the Company as its Chief Financial Officer in January 1998. Mr Sacher is a Certified Public Accountant and has been practicing in the public accounting profession since 1981. He is a graduate of Queens College of the City University of New York with a B.A. in accounting. He is a member of the SEC Committee of the New York State Society of Certified Public Accountants and a Member of the American Institute of Certified Public Accountants.

Seth A. Akabas, Director

         Since June 1991, Mr. Akabas has been a partner at the law firm of Akabas & Cohen. Mr. Akabas is a graduate of Princeton University with a BA degree in economics and a graduate of Columbia University Schools of Law and Journalism.

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


BOARD OF DIRECTORS

         Each director is elected for a period of one year at the Company's annual meeting of stockholders and serves until his or her successor is duly elected by the stockholders. Officers are elected by and serve at the will of the Board of Directors. The Company has a stock option plan committee and an audit committee of its Board of Directors. The Company has no nominating, compensation or other committees. The Stock Option Plan Committee administers the Company's 1993 Joint Incentive and Non-Qualified Stock Option Plan and the 1997 Common Stock and Incentive and Non-Qualified Stock Option Plan of Gilman & Ciocia, Inc. The audit committee is responsible for carrying out the functions specified in Section 6 of Schedule E of the NASD by-laws. These functions include: (i) review of the scope of each audit of the Company, (ii) review, with the independent auditors, of the Company's accounting practices and policies,
(iii) review, with the independent auditors, of their final report, (iv) review of the Company's overall accounting and financial controls with internal and independent auditors, and (v) consultation, as needed, with the independent auditors.

                     REMUNERATION OF OFFICERS AND DIRECTORS


MANAGEMENT


                           SUMMARY COMPENSATION TABLE




Name and Principal             Fiscal             Annual                              Other          Options
Position                        Year              Salary           Bonus*         Compensation       (Shares)
                               ------             ------           -----          ------------       --------

James Ciocia                   1995              $267,200         $163,000             -0-            18,850
Chief Executive                1996              $267,200         $240,000          $30,500(1)         -0-
Officer,                       1997              $251,200         $240,000           $9,580(2)        10,000
President and Director

Thomas Povinelli               1995              $259,600         $125,000             -0-            18,850
Chief Operating Officer,       1996              $339,300         $145,000          $78,600(3)         -0-
and Director                   1997              $199,951         $210,000          $ 9,951(4)        10,000


Gary Besmer (9)                1995              $145,100         $  2,000             -0-            11,310
Vice President and             1996              $168,800         $  3,000          $19,000(5)          -0-
Director                       1997              $142,149         $  1,000          $ 7,149(6)        10,000

Kathryn Travis                 1995              $156,300         $  4,000             -0-            14,170
Secretary, Vice Pres.          1996              $166,200         $ 19,000          $49,300(7)         -0-
and Director                   1997              $142,149         $  3,000          $ 7,149(8)        10,000





* Represents commission earned from non-affiliated entities. See Certain Relationships and Related Transactions


     (1) Includes $11,000 for auto expense and $19,500 for forgiveness of loan.

     (2)      Auto expense.

     (3) Includes $18,600 for auto expense and $60,000 for forgiveness of loan.

     (4)      Auto expense.

     (5) Includes $7,000 for auto expense and $12,000 for forgiveness of loan.

     (6)      Auto expense.

     (7) Includes $8,900 for auto expense, $32,300 for forgiveness of loan and $8,100 for health insurance.

     (8)      Auto expense.

     (9) On May 19, 1998 Mr. Besmer announced that he was retiring from the Company effective immediately.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES


                                        Number of Securities                     Value of Unexercised
                                       Underlying Unexercised                       In-the-Money
                                         Options/SARs at                             Options/SARs
                                        Fiscal Year-End(#)                         Fiscal Year-End($)
Name                                   Exercisable/Unexercisable                Exercisable/Unexercisable (1)
----                                   -------------------------                -----------------------------

James Ciocia                                     133,370 / -                             $279,200 / -
Thomas Povinelli                                 135,370 / -                              279,200 / -
Gary Besmer                                       85,223 / -                              175,772 / -
Kathryn Travis                                   104,039 / -                              214,580 / -


(1) Based on a year-end fair market value of the underlying securities equal to $2 1/16.

         Messrs. Ciocia, Povinelli and Besmer and Ms. Travis earned commissions from the sale of securities and insurance products to clients of JT Securities out of which commissions such individuals compensate JT Securities for clerical and support services and client references. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."


DIRECTORS

         Directors of the Company receive no compensation for serving as a director.


STOCK OPTION PLAN

         On September 14, 1993, the Company adopted the Company's 1993 Joint Incentive and NonQualified Stock Option Plan, as amended October 14, 1993 (the "Plan"), pursuant to which the Company may grant options to purchase up to an aggregate of 816,000 shares. Such options may be intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or they may be intended not to qualify under such Section ("Non-Qualified Options").

         The Plan is administered by the committee of two independent directors of the Board of Directors of the Company, which has authority to determine the persons to whom the options may be granted, the number of shares of Common Stock to be covered by each option, the time or times at which the options may be granted or exercised, whether the options will be Incentive Options or Non-Qualified Options, and other terms and provisions of the options. The exercise price of the Incentive Stock Options granted under the Plan may not be less than the fair market value of a share of Common Stock on the date of grant (110% of such value if granted to a person owning in excess of ten percent of the Company's securities). Options granted under the Plan may not have a term longer than 10 years from the date of grant (five years if granted to a person owning in excess of ten percent of the Company's securities) and may not be granted more than ten years from the date of adoption of the Plan.

         Non-Qualified Options to purchase 83,604 shares, 83,604 shares, 50,163 shares, and 62,710 shares of Common Stock at the price of $2.60 per share have been granted under the Plan to James Ciocia, Thomas Povinelli, Gary Besmer and Kathryn Travis, respectively; Non-Qualified Options to purchase 41,766 shares, 41,766 shares, 25,060 shares, and 31,329 shares of Common Stock at the price of $3.65 per share have been granted under the Plan to James Ciocia, Thomas Povinelli, Gary Besmer and Kathryn Travis, respectively; Non-Qualified Options to purchase 18,850 shares, 18,850 shares, 11,310 shares, and 14,170 shares of Common Stock at the price of $2.50 per share have been granted under the Plan to James Ciocia, Thomas Povinelli, Gary Besmer and Kathryn Travis, respectively. The company has granted Incentive Options to purchase 20,000 shares at $7.00, 20,000 shares at $7.50, 20,000 shares at $8.00, 20,000 shares at $8.50, 20,000 shares at $9.00, 20,000 shares at 9.50 and 100,000 shares at $20.00 to Stephen Sacher. Mr. Besmer's options expired subsequent to his resignation as a director of the Company. In total, the Company has granted options that are still outstanding to purchase 629,779 shares and options to purchase 186,221 shares remain to be granted under the Plan.

     On May 19, 1997, the Company adopted the Company's 1997 Common Stock and Incentive and Non-Qualified Stock Option Plan of Gilman & Ciocia, Inc. (the "1997 Plan"). Under the 1997 Plan, the Company may issue shares of Common Stock and grant options to purchase up to an aggregate of 300,000 shares. Such options may be intended to qualify as "incentive stock options" within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended ("Incentive Options"), or they may be intended not to qualify under such Section ("Non-Qualified Options"). No Incentive Options will be issued pursuant to the 1997 Plan until such 1997 Plan is approved by the shareholders of the Company.

     The 1997 Plan is administered by the committee of two independent directors of the Board of Directors of the Company, which has authority to determine the persons to whom stock is issued, the persons to whom the options may be granted, the number of shares of Common Stock to be covered by each option, the time or times at which the options may be granted or exercised, whether the options will be Incentive Options or Non-Qualified Options, and other terms and provisions of the options. The exercise price of the Incentive Stock Options granted under the Plan may not be less than the fair market value of a share of Common Stock on the date of grant. Options granted under the Plan may not have a term longer than 10 years from the date of grant and may not be granted more than ten years from the date of adoption of the Plan.

     The Company recently adopted a program under the 1997 Plan that will entitle each employee and those affiliated financial planners who have entered into commission sharing agreements with the Company, including officers and directors, to be granted options to purchase 100 shares of Common Stock for each whole $25,000 of revenues for tax preparation and commissions generated by such individual for the Company in 1998, 1999 and 2000. Each option will be exercisable for a period of five years to acquire one share of Common Stock at the market price on the date of grant of the option. Options will be granted following the end of each calendar year. The Company anticipates that it will grant between 50,000 and 100,000 options per year under this program.


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


ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.

     The following table sets forth, as of September 1, 1998, to the extent known to the Company, the ownership of the Company's Common Stock, par value $.01 per share, by (i) each person who is known by the Company to own of record or beneficially more than 5% of the issued and outstanding Common Stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address of                     Amount and Nature of               Percent of
Beneficial Owner                        Beneficial Ownership                  Class
-------------------                     --------------------               ----------
James Ciocia                                1,050,473 (1)                      18.4%
17 Folgers Lane
Dix Hills, NY 11746

Thomas Povinelli                            1,093,473 (2)                      19.1%
3427 Bayfront Place
Baldwin, NY 11510

Gary Besmer                                   405,580 (3)                       7.2%
35 Deer Run
East Islip, NY 11730

Kathryn Travis                                368,185 (4)                       6.5%
31 Wood Lane
Lattingtown, NY 11560

Seth Akabas                                     8,966 (5)                        .2%
245 West 107th Street
New York, NY 10025

Louis Karol                                       780                           .01%
28 Fairview Avenue
East Williston, NY 11596

Steven Gilbert                                686,154 (6)                      11.4%
2420 Enterprise Road; Suite 100
Clearwater, FL  34623

Stephen Sacher                                 20,000 (7)                        .4%
2677 Broadview Drive
Yorktown Heights, NY 10598

All directors and officers
as a group (6 persons)                          2,541,877                       42.4%

         (1) Includes 83,604 shares, 41,766 shares and 10,000 shares of Common Stock issuable upon the exercise of currently exercisable options at prices of $2.60, $3.65 and $2.75, respectively.


         (2) Includes 83,604 shares, 41,766 shares and 10,000 shares of Common Stock issuable upon the exercise of currently exercisable options at prices of $2.60, $3.65 and $2.75, respectively.

         (3) Does not include any shares of Common Stock issuable upon the exercise of options that expired subsequent to Mr. Besmer's resignation as a director of the Company.

         (4) Includes 62,710 shares, 31,329 shares and 10,000 shares of Common Stock issuable upon the exercise of currently exercisable options at prices of $2.60, $3.65 and $2.75, respectively.

         (5) Includes 8,081 shares owned by the law firm of Akabas & Cohen of which Mr. Akabas is a partner.

         (6) Includes 246,154 shares owned by the Gilbert Family Limited Partnership of which Steven Gilbert is a 97% beneficiary. In addition, includes 340,000 shares issuable upon exercise of options at $3.50 per share and 100,000 shares issuable upon exercise of options at $4.75 per share.

         (7) Includes 20,000 shares issuable upon exercise of currently exercisable options at $7.00 per share.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Each of James Ciocia, Thomas Povinelli, and Kathryn Travis, acts, and Gary Besmer while he was a director of the Company acted, as a Registered Representative for Royal Alliance and as an authorized agent for insurance carriers.

         Mr. Ciocia earned gross commissions from sales of securities and insurance products in connection with his work with the Company equal to approximately $271,000 in the Company's 1997 fiscal year and $250,000 in the Company's 1996 fiscal year and paid approximately $103,000 and $95,000 in such years to the Company for clerical, support staff, office space and client references.

         Mr. Povinelli earned gross commissions from sales of securities and insurance products in connection with his work with the Company equal to approximately $210,000 in the Company's 1997 fiscal year and $145,000 in the Company's 1996 fiscal year and paid approximately $80,000 and $55,000 in such years to the Company for clerical, support staff, office space and client references.

         Mr. Besmer earned gross commissions from sales of securities and insurance products in connection with his work with the Company equal to approximately $1,000 in the Company's 1997 fiscal year and $3,000 in the Company's 1996 fiscal year and paid approximately $500 and $1,000 in such years to the Company for clerical, support staff, office space and client references. On May 19, 1998 Mr. Besmer announced that he was retiring from the Company effective immediately.

         Ms. Travis earned gross commissions from sales of securities and insurance products in connection with her work with the Company equal to approximately $3,000 in the Company's 1997 fiscal year and $19,000 in the Company's 1996 fiscal year and paid approximately $1,000 and $7,000 in such years to the Company for clerical, support staff, office space and client references.

         In 1991, the four principal shareholders, Messrs. Ciocia, Povinelli and Besmer and Ms. Travis, personally agreed to purchase the Common Stock of a former stockholder and executed and delivered a promissory note in the original principal amount of $360,000 in connection with such purchase. From 1991 through 1994, annual payments thereunder, in the amount of approximately $75,000 with interest, were advanced by the Company, and each shareholder's allocable portion thereof was deducted from his or her salary that would otherwise be payable by the Company. In January 1995, the Company paid such former shareholder in full on behalf of the four principal shareholders. In January and July 1995, the four principal shareholders agreed to surrender a total of 96,964 shares of Common Stock in lieu of repayment of such loans advanced by the Company. In such transactions, such Common Stock was valued at its then current market price.

         The four principal shareholders, Messrs. Ciocia, Povinelli and Besmer and Ms. Travis, personally guaranteed the repayment of the Company's long-term loan in the amount of $500,000 from State Bank of Long Island as well as the seasonal loans in the form of lines of credit as described in the Management's Discussion and Analysis Section. Such shareholders received no consideration for such guarantees other than their salaries and other compensation.

         On July 1, 1995, the Company, Ralph Esposito, who was then its Chief Financial Officer, Kathryn Travis, a executive officer of the Company, four individuals who are relatives of the officers and an employee of the Company formed ATM Partners, LP (the "Partnership"). Such individuals and their initial investments are as follows: Madeline Esposito, the wife of the former Chief Financial Officer - $196,000, Anna Saras, the wife of the present Chief Operating Officer - $198,000, Thomas Povinelli, Sr., father of the present Chief Operating Officer - $71,000, Tracy Ciocia, wife of the President - $150,000, and Joseph Bonocore, an employee - $10,000. The Company's initial investment was $348,000 and Kathryn Travis' initial investment was $6,000. At June 30, 1997, the Company had a 41% interest in the Partnership and recognized income of approximately $73,000 and $198,000 from the Partnership for the years ended June 30, 1997 and 1996. During fiscal year 1997 the Partnership began liquidating its investments and distributing its assets to its partners. The liquidation of the Partnership is expected to be completed during fiscal year 1998.

         In November 1995, the four executive officers and Ralph Esposito, then the Company's chief financial officer, sold options to purchase a total of 65,000 shares at $2.50 per share to Rummco, Ltd., a Cayman Islands company. In connection with such sale, the Company agreed to consent to such sale and register shares underlying such options with the registration statement. These options to purchase shares of common stock were subsequently sold to Rozel International Holding, Ltd. in an agreement dated June 10, 1996.

         The Company holds term loans due from officers/stockholders aggregating $350,000. These loans are due in fully amortizing biweekly installments (including interest at 7% per annum) commencing October 3, 1997 through maturity on June 30, 2000.

         In December 1997, the Company loaned $450,000 to two officers /stockholders. These loans are non-interest bearing loans and have been repaid by such officers/stockholders in March 1998.

ITEM 13.  EXHIBITS  LIST AND REPORTS ON FORM 8-K.

(a) Exhibits
                  3.1 Company's Articles of Incorporation, as amended, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

                  3.2 Company's By-Laws, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

                  4.1 Resolution of Designation, Powers, Preferences and Rights of Series A Preferred Stock, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

                  4.2               Omitted

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

                  10.10             Omitted.

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

                  10.24             Omitted.

                  10.25             Omitted.

                  10.26 Agreements dated November , 1995 among Rummco, Ltd., five executive officers of Registrant, and Registrant in connection with the sale of stock options, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

                  10.27             Omitted.

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

                  23.1              Consent of Arthur Andersen, LLP

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this Amendment No.3 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GILMAN & CIOCIA, INC.



                                 By:/s/Thomas Povinelli
                                    ---------------------------------
                                    Thomas Povinelli, Chief Operating Officer



         In accordance with the Exchange Act, this Amendment No.3 has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ James Ciocia                                              Chief Executive Officer, President               September 18, 1998
----------------------------------------                      and Director
James Ciocia


/s/ Thomas Povinelli                                          Chief Operating Officer                          September 18, 1998
----------------------------------------                      and Director
Thomas Povinelli


/s/ Kathryn Travis                                            Secretary, Vice President and Director           September 18, 1998
----------------------------------------
Kathryn Travis

/s/ Stephen Sacher                                            Chief Financial Officer                          September 18, 1998
----------------------------------------
Stephen Sacher

/s/ Robert Hayes                                              Controller                                       September 18, 1998
----------------------------------------
Robert Hayes

/s/ Seth Akabas                                               Director                                         September 18, 1998
----------------------------------------
Seth Akabas


/s/ Louis Karol                                               Director                                         September 18, 1998
----------------------------------------
Louis Karol

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-9 - F-23

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors and Stockholders of Gilman & Ciocia, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Gilman & Ciocia, Inc. and subsidiaries as of June 30, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1997 and 1996 as restated - see Note 2(i). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gilman & Ciocia, Inc. and subsidiaries as of June 30, 1997, and the results of their operations and their cash flows for the years ended June 30, 1997 and 1996 in conformity with generally accepted accounting principles.

                                        ARTHUR ANDERSEN LLP

New York, New York
April 3, 1998 (except with respect to
the matter discussed in Note 2(i), as
to which the date is September 15, 1998).

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

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


                                                                 1997                 1996
                                                                 ----                 ----
                                                              (Restated)           (Restated)
REVENUES:
    Tax preparation fees                                     $  9,921,967         $  8,147,986
    Financial planning commissions                             12,464,284           10,683,765
    Direct mail services                                        2,188,320            2,689,786
                                                             ------------         ------------
                 Total revenues                                24,574,571           21,521,537
                                                             ------------         ------------

OPERATING EXPENSES:
    Salaries and commissions                                   13,083,818           11,701,951
    General and administrative expenses                         3,572,901            3,054,568
    Advertising                                                 2,819,941            2,585,125
    Direct mail costs                                           1,136,347            1,682,108
    Rent                                                        1,884,768            1,502,788
    Depreciation and amortization                                 785,922              525,468
    Reimbursement of financial planning expenses                     --               (125,000)
                                                             ------------         ------------
                 Total operating expenses                      23,283,697           20,927,008
                                                             ------------         ------------
                 Operating income                               1,290,874              594,529
                                                             ------------         ------------

OTHER INCOME (EXPENSES):
    Income from investment in partnership                          73,127              198,165
    Interest income                                                77,162               91,435
    Interest expense                                             (201,534)            (107,111)
    Rental income                                                  16,557               19,180
    Realized gain on sale of marketable securities                  6,580               91,175
    Unrealized gain on marketable securities                        6,828                 --
                                                             ------------         ------------
                 Total other income (expense)                     (21,280)             292,844
                                                             ------------         ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                        1,269,594              887,373

PROVISION FOR INCOME TAXES                                        393,600              352,647
                                                             ------------         ------------
                 Net income                                  $    875,994         $    534,726
                                                             ============         ============

NET INCOME PER SHARE:
       Basic                                                 $        .16         $        .10
       Diluted                                               $        .16         $        .09
                                                             ============         ============

WEIGHTED AVERAGE SHARES:
       Basic                                                    5,479,611            5,606,804
       Diluted                                                  5,572,854            6,168,870

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

(a) Principles of Consolidation

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

(b) Use of Estimates

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

(c) Marketable Securities

The Company has classified its short-term investments in debt instruments as trading securities which are reported at fair value with unrealized gains and losses included in earnings.

(d) Advances to Financial Planners

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

(e) Property and Equipment

Property and equipment are carried at cost. Depreciation and amortization are determined using straight-line or accelerated methods over the estimated useful lives of the assets or, for leasehold improvements, over the lease terms, which range from one to seven years.

(f) Intangible Assets

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

(g) Impairment of Long-Lived Assets

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

(h) Deferred Rent

Certain of the Company's lease agreements provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than initial occupancy. Provision has been made for the excess of operating lease rental expense, computed on a straight-line basis over the lease term, over cash rentals paid.

(i) Revenue Recognition

The Company recognizes all revenues upon completion of the services associated with income tax preparation and direct mail services. Commission revenue on securities transactions are on a trade date basis.

The consolidated statements of operations for the years ended June 30, 1997 and 1996, respectively, have been restated to reflect the total of the commission revenue received (approximately 47% and the commissions paid by Royal Alliance, Inc. ("Royal") directly to the financial planners (approximately 53%) as the Company's revenue from financial planning services. The increase in commission revenue of $5,502,682 and $5,011,860 for the years ended June 30, 1997 and 1996, respectively, is offset by an increase in commission expense by the same amount. Accordingly, this restatement had no effect on the Company's consolidated financial position, net income (loss) or cash flows.

(j) Advertising

Costs to develop the program and associated printing and paper costs are deferred in the first and second fiscal quarters and expensed in the third fiscal quarter upon the first use of such advertisement in the advertising program.

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

(l) Income Taxes

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

(m) Stock-based Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation awards to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation costs for stock options awarded to key employees and directors is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee or director must pay to acquire the stock.

As required, the Company has adopted SFAS No. 123 to account for stock-based compensation awards to outside consultants. Accordingly, compensation costs for stock option awards granted to outside consultants and non-employee financial planners is measured at the date of grant based on the fair value of the award using the Black-Scholes option pricing model. (Note 9).

(n) Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, marketable securities, accounts receivable, notes receivable, accounts payable and borrowings, approximated fair value as of June 30, 1997, because of the relatively short-term maturity of these instruments and their market interest rates.

(o) Net Income Per Share

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

Clearing Agreements

The Clearing Agreement with the Broker states that JT will assume customer obligations should a customer of JT default. At June 30, 1997, approximately $25,000 of cash is held as a deposit requirement by the Broker.

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

PAYROLL TAXES

The Company annually provides its employees with Form W-2 and its outside consultants with Form 1099 and Royal provides the financial planners with Form 1099, all of which are in accordance with tax law and industry practices. While the Company has not experienced any federal or state payroll tax audits, should a taxing authority assert that an outside consultant is an employee, the Company believes that it is unlikely that any such audit would have a material effect on its consolidated financial position, results of operations or cash flows.


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

During fiscal 1998, the Company granted a total of 1,176,000 Non-compensatory options to thirteen financial planners who also serve the Company in various employment capacities. Six of these thirteen individuals receiving a total of 362,000 options earn much of their total compensation directly from Royal for security transactions.

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

The following presents financial information by segment for the years ended June 30, 1997 and 1996:

                                                 Tax         Financial
                                             Preparation     Planning    Direct Mail    Eliminations   Consolidation
                                             -----------     --------    -----------    ------------   -------------
Year ended June 30, 1997:
    Revenues from unaffiliated customers     $9,921,967    $12,464,284    $2,188,320     $   -           $24,574,571
    Intersegment revenues                       -              -           2,275,000      (2,275,000)        -
                                             ----------    -----------    ----------     -----------     -----------
              Total revenues                  9,921,967     12,464,284     4,463,320      (2,275,000)     24,574,571
Direct costs                                  6,025,407      9,729,797     4,162,670      (2,275,000)     17,642,874
Depreciation and amortization                   450,091        315,761        20,070         -               785,922
General corporate expenses                    2,647,426      1,857,300       350,175         -             4,854,901
                                             ----------    -----------    ----------     -----------     -----------
              Operating income               $  799,042        561,428       (69,595)        -             1,290,874
                                             ==========    ===========    ==========     ===========     ===========

Interest expense                             $  118,442    $    83,092    $  -           $   -           $   201,534
                                             ==========    ===========    ==========     ===========     ===========
Identifiable assets                          $7,135,360    $ 5,005,800    $  329,938     $(3,376,844)    $ 9,094,254
                                             ==========    ===========    ==========     ===========     ===========
Capital expenditures                         $  553,446    $   -          $   38,916     $   -           $   592,362
                                             ==========    ===========    ==========     ===========     ===========

Direct costs consist of the following:
    Direct mail costs                        $  -          $   -          $1,136,347     $   -           $ 1,136,347
    Advertising                               1,642,630      1,152,386     2,299,925      (2,275,000)      2,819,941
    Rent                                      1,044,261        732,599       107,908         -             1,884,768
    Salaries and commissions                  3,338,516      7,844,812       618,490         -            11,801,818
                                             ----------    -----------    ----------     -----------     -----------
                 Total direct costs          $6,025,407    $ 9,729,797    $4,162,670     $(2,275,000)    $17,642,874
                                             ==========    ===========    ==========     ===========     ===========


                                               Tax          Financial
                                            Preparation     Planning     Direct Mail     Eliminations    Consolidation
                                            -----------     --------     -----------     ------------    -------------
Year ended June 30, 1996:
    Revenues from unaffiliated customers     $8,147,986    $10,683,765    $2,689,786     $   -           $21,521,537
    Intersegment revenues                       -              -           2,000,000      (2,000,000)        -
                                             ----------    -----------    ----------     -----------     -----------
              Total revenues                  8,147,986     10,683,765     4,689,786      (2,000,000)     21,521,537
Direct costs                                  4,260,631      8,064,597     4,429,177      (2,000,000)     14,754,405
Depreciation and amortization                   302,304        210,076        13,088         -               525,468
General corporate expenses                    3,182,122      2,215,025       249,988         -             5,647,135
                                             ----------    -----------    ----------     -----------     -----------
              Operating income               $  402,929    $   194,067    $   (2,467)    $   -           $   594,529
                                             ==========    ===========    ==========     ===========     ===========

Interest expense                             $  -          $   -          $  -           $   -           $   107,111
                                             ==========    ===========    ==========     ===========     ===========
Identifiable assets                          $5,519,630    $ 2,048,485    $  298,386     $   -           $ 7,866,501
                                             ==========    ===========    ==========     ===========     ===========
Capital expenditures                         $  813,750    $   -          $   86,635     $   -           $   900,385
                                             ==========    ===========    ==========     ===========     ===========

Direct costs consist of the following:
    Direct mail costs                        $  -          $   -          $1,682,108     $   -           $ 1,682,108
    Advertising                               1,509,001      1,048,628     2,027,496      (2,000,000)      2,585,125
    Rent-                                       831,303        577,685        93,800         -             1,502,788
       Salaries and commissions               1,920,327      6,438,284       625,773         -             8,984,384
                                             ----------    -----------    ----------     -----------     -----------
                 Total direct costs          $4,260,631    $ 8,064,597    $4,429,177     $(2,000,000)    $14,754,405
                                             ==========    ===========    ==========     ===========     ===========

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