Form 10QSB/A
period 1998-03-31
GILMAN & CIOCIA INC
filed 1998-09-23
CIK 914142

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSBA

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 1998 AND 1997 COMPARED.

         The Company's revenues for the nine months ended March 31, 1998 were $21,710,413 as compared to revenues of $18,342,782 for the comparable period of the prior year. The increase in revenues of 18.4% for the nine months ended March 31, 1998 from the comparable period of the prior year is attributable partly to the opening of seven new offices in January 1998 (resulting in an increase in tax preparation revenues of approximately $235,000), and the remaining one hundred twenty one offices accounted for additional tax preparation revenues of approximately $497,000. Financial planning revenues increased by approximately $2,849,000 (which was primarily generated in the pre-1998 offices). These increases were offset by a decrease of approximately $213,000 in revenues from the direct mail division due to a lower customer base.

         The Company's total revenues for the nine months ended March 31, 1998 consisted of $8,718,884 for tax preparation services, $11,429,991 for financial planning services, and $1,561,538 for direct mail services. The Company's total revenues for the nine months ended March 31, 1997 consisted of $7,987,260 for tax preparation services, $8,580,847 for financial planning services and $1,774,605 for direct mail services.

         The consolidated statements of operations for the nine months ended March 31, 1997 have been restated to reflect the total of the commission revenue received and the commissions paid by Royal Alliance directly to the financial planners as the Company's revenue from financial planning services. The increase in commission revenue of $4,776,344 and $3,915,684 for the nine months ended March 31, 1998 and 1997, respectively, is offset by an increase in commission expense by the same amount. Accordingly this restatement had no effect on the Company's consolidated financial position, net income (loss) or cash flows.

         The increase in the Company's financial planning revenues for the nine months ended March 31, 1998 compared to the nine months ended March 31, 1997 was an increase of 33.2%. The increase in such financial planning revenues is attributable to additional financial planners which resulted in approximately $1,250,000 increase from insurance commissions for the nine months ended March 31, 1998 compared to the nine month period of the prior year. The remaining increase of approximately $1,600,000 in financial planning revenues resulted from a period of rising market prices which induced clients to increase their security transaction activities. This resulted in additional commissions earned by the Company.

     The Company's operating expenses for the nine months ended March 31, 1998 were $18,980,802 as compared to operating expenses of $18,441,431 for the comparable period of the prior year. The increase of 2.9% in the Company's operating expenses for its nine months ended March 31, 1998 from the comparable period of the prior year was attributable to an increase in salaries and commissions of $702,271 and an increase in rent expense of $116,291, an increase in depreciation and amortization expense of $9,642, and an increase in general and administrative expenses of $137,175. These increases were offset by a decrease of $241,369 for direct mail costs and a decrease in advertising costs of $184,639.

     The increase in operating expenses of $539,371 is due to an increase in salaries and commissions of 7.1% due to an increase in financial planning business, a decrease in advertising costs of 6.7% due to a reduction in direct mail advertising and a decrease in direct mail costs of 33.5% due to reduced customer base. These decreases in operating expenses were offset by an increase in depreciation and amortization expenses of 1.6% due to additions to property, plant and equipment of approximately $700,000 during 1998. Rent expense increased 8.2% due to additional offices opened in January 1998.

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

     The Company's net income for the nine months ended March 31, 1998 was $1,651,557 as compared to a net loss of $(92,551) for the nine months ended March 31, 1997. The increase in net income of approximately $1,744,000 was primarily attributable to higher net operating income generated from financial services, tax preparation and direct mail services.

THREE MONTHS ENDED MARCH 31, 1998 AND 1997 COMPARED

         The Company's revenues for the three months ended March 31, 1998 were $13,098,387 as compared to revenues of $11,437,259 for the comparable period of the prior year. The increase in revenues of 14.5% for the quarter ended March 31, 1998 as compared to the comparable period of the prior year resulted from an increase in financial planning revenues of $1,608,504, an increase in revenues from the tax preparation segment of $655,610 and a decrease in revenues from the direct mail service division of $602,986. This reduction in direct mail revenues was due to a large Company mailing during the third quarter of fiscal 1998, and a similar mailing during the second quarter of fiscal 1997.

         The Company's total revenues for the quarter ended March 31,1998 consisted of $8,274,768 for tax preparation services, $4,698,440 for financial planning services and $125,179 for direct mail services. The Company's total revenues for the quarter ended March 31, 1997 consisted of $7,619,158 for tax preparation services, $3,089,936 for financial planning services and $728,165 for the direct mail services.

     The consolidated statements of operations for the three months ended March 31, 1997 have been restated to reflect the total of the commission revenue received and the commissions paid by Royal Alliance directly to the financial planners as the Company's revenue from financial planning services. The increase in commission revenue $2,165,338 and $1,624,001 for the three months ended March 31, 1998 and 1997, respectively, is offset by an increase in commission expense by the same amount. Accordingly, this restatement had no effect on the Company's consolidated financial position, net income (loss) or cash flows.

     The increase in the Company's financial planning revenues for the quarter ended March 31, 1998 compared to the three months ended March 31, 1997 was $1,068,504. The increase in such financial planning revenues is partly attributable to additional financial planners, which generated an increase in insurance commissions from financial planning of approximately $485,000. The remaining increase of approximately $584,000 resulted from additional commissions earned from clients on investment transactions during the period. Revenues from tax preparation increased by $655,610 for the three months ended March 31, 1998 as compared to the prior period . The increase in tax preparation revenue of approximately $235,000 is attributable to the opening of the seven new seven offices in January 1998. The remaining one hundred twenty-one offices accounted for the balance of the increase in tax preparation revenue of approximately $421,000.

     The Company's operating expenses for the quarter ended March 31, 1998 were $10,120,986 as compared to operating expenses of $9,776,490 for the comparable period of the prior year. The 3.5% increase in the Company's operating expenses for its quarter ended March 31, 1998 from the comparable period of the prior year was attributable to an increase in salaries and commissions of $595,076, additional rent expense of $36,136 and an increase in general and administrative expenses of $112,792. These increases in operating expenses were offset by a decrease in advertising costs of $184,955, and a decrease of $95,851 in direct mail costs.

         The increase in operating expenses of $344,490 is mainly due to an increase in salaries and commissions which increased by $595,076 primarily due to the new offices opened in January 1998 and an increase in financial planning businesses. The increase in general and administrative expenses of $112,792 was the result of the inclusion of three months of expenses for the seven new offices opened in January 1998, which accounted for approximately $28,000. The remaining balance of the increase in general & administrative expenses amounting to approximately $85,000 resulted from a general increase in costs generated from the one hundred-twenty one other offices. These increases in operating cost were offset by a decrease in advertising and direct-mail costs of $184,955 and $95,851, respectively. This decrease in costs resulted from a reduction in direct mail advertising costs.

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


Dated: September 22, 1998

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
                                                                          ============        ============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                For the Nine Months Ended March 31           For the Three Months Ended March 31

                                                1998            1997                          1998           1997
                                                ----            ----                          ----           ----
                                              (Restated)      (Restated)                    (Restated)     (Restated)
REVENUES:
     TAX PREPARATION FEES                     $  8,718,884    $  7,987,260                  $  8,274,768   $  7,619,158
     FINANCIAL PLANNING SERVICES                11,429,991       8,580,847                     4,698,440      3,089,936
     DIRECT MAIL SERVICES                        1,561,538       1,774,605                       125,179        728,165
                                              ------------    ------------                  ------------   ------------

          TOTAL REVENUES                        21,710,413      18,342,712                    13,098,387     11,437,259
                                              ------------    ------------                  ------------   ------------


OPERATING EXPENSES:
     SALARIES AND COMMISSIONS                   10,667,524       9,965,253                     5,387,074      4,791,998
     GENERAL AND ADMINISTRATIVE
        EXPENSES                                 2,902,443       2,765,268                     1,415,655      1,302,863
     ADVERTISING                                 2,551,734       2,736,373                     2,481,118      2,666,073
     DIRECT MAIL COSTS                             720,411         961,780                       184,163        280,014
     RENT                                        1,529,682       1,413,391                       517,900        481,764
     DEPRECIATION AND AMORTIZATION                 609,008         599,366                       135,076        253,784
                                              ------------    ------------                  ------------   ------------

          TOTAL OPERATING EXPENSES              18,980,802      18,441,431                    10,120,986      9,776,496
                                              ------------    ------------                  ------------   ------------

           OPERATING INCOME (LOSS)               2,729,611         (98,719)                    2,977,401      1,660,763
                                              ------------    ------------                  ------------   ------------

OTHER INCOME (EXPENSE):
     INCOME FROM INVESTMENT IN PARTNERSHIP          29,129          26,962                        33,377         84,290
     INTEREST INCOME                                61,151          47,332                        20,338         13,864
     INTEREST EXPENSE                             (152,679)       (132,922)                      (78,223)      (106,299)
     RENTAL INCOME                                   8,100           7,179                         2,700            748
     REALIZED LOSS ON SALE OF MARKETABLE
        SECURITIES                                 (16,213)             --                            --             --
     UNREALIZED LOSS ON MARKETABLE
        SECURITIES                                  (6,630)             --                        (4,082)            --
     OTHER INCOME                                   32,088              --                            --             --
                                              ------------    ------------                  ------------   ------------

          TOTAL OTHER INCOME (EXPENSE)             (45,054)        (51,449)                      (25,890)        (7,397)
                                              ------------    ------------                  ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES                2,684,557        (150,168)                    2,951,511      1,653,366

PROVISION FOR INCOME TAXES                       1,033,000         (57,617)                    1,117,280        673,167
                                              ------------    ------------                  ------------   ------------

          NET  INCOME (LOSS)                  $  1,651,557    $    (92,551)                 $  1,834,231   $    980,199
                                              ============    ============                  ============   ============

NET INCOME (LOSS) PER SHARE:
          BASIC                               $       0.31    $      (0.02)                 $       0.34        $  0.18
          DILUTED                                     0.28           (0.02)                         0.28           0.18
WEIGHTED AVERAGE SHARES:
          BASIC                                  5,377,010       5,492,696                     5,384,808      5,447,255
          DILUTED                                5,975,024       5,492,696                     6,456,176      5,466,626


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

NOTE 2 - REVENUE RECOGNITION

     The Company recognizes all revenues upon completion of the services associated with income tax preparation and direct mail services. Securities transactions and related commission revenue and expenses are recognized on a trade date basis.

     The consolidated statements of operations for the three and nine months ended March 31, 1998 and 1997, respectively, have been restated to reflect the total of the commission revenue received (approximately 47%) and the commissions paid by Royal Alliance, Inc. ("Royal") directly to the financial planners (approximately 53%) as the Company's revenue from financial planning services. The increase in commission revenue $4,776,344 and $3,915,684 for the nine months ended March 31, 1998 and 1997, respectively and $2,165,338 and $1,624,001 for the three months ended March 31, 1998 and 1997, respectively, is offset by an increase in commission expense by the same amount. Accordingly, this restatement had no effect on the Company's consolidated financial position, net income
(loss) or cash flows.


NOTE 3 - EARNINGS PER SHARE

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