Form 10KSB
period 1998-06-30
GILMAN & CIOCIA INC
filed 1998-10-13
CIK 914142

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

/X/ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended June 30, 1998.

/ /      Transition report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934. For the transition period from ______________ to
         ______________.

COMMISSION FILE NUMBER 000-22996

                              GILMAN & CIOCIA, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                      Delaware                                                     11-2587324
(State or jurisdiction of incorporation or organization)              (I.R.S. Employer Identification No.)

          475 Northern Boulevard, Great Neck, NY                                      11021
         (Address of principal executive offices)                                   (Zip Code)

                                 (516) 482-4860
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class                         Name of Exchange on which registered



Securities registered under Section 12(g) of the Act:

                     Common Stock, par value $.01 Per share
                                (Title of class)
                  Redeemable Warrants to purchase Common Stock
                                (Title of class)

Check whether the issuer: (1) filed reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes /X/ No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

State issuer's revenues for its most recent fiscal year. $28,533,083

The aggregate market value of the voting stock held by non-affiliates as of September 30, 1998 was $20,128,612.50 based on a sale price of $6.25.

State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 1998, 5,606,913 shares of the issuer's common equity were outstanding.

Transitional Small Business Disclosure Format (check one): Yes / / No /X/

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

GENERAL

         Incorporated in 1981, Gilman & Ciocia, Inc. (the "Company" or "Gilman & Ciocia(R)") provides federal, state and local tax preparation services to individuals predominantly in the middle and upper income brackets through 127 offices operating in 16 states. To complement its tax preparation services, the Company also makes financial planning services available to its tax preparation customers. These financial planning services include securities brokerage services and insurance agency services. The Company also operates a direct mail service, which provides advertizing and other mail services for the Company as well as third party customers.

         During the Company's fiscal year ended June 30, 1998 ("Fiscal 1998"), Gilman & Ciocia prepared approximately 95,000 tax returns, which represents an increase of 5.5% from the approximately 90,000 tax returns it prepared during its fiscal year ended June 30, 1997 ("Fiscal 1997"). Also in Fiscal 1998, Gilman & Ciocia received approximately $16,578,032 in commissions from financial planning services purchased by its customers, an increase of 33% over the approximately $12,464,284 received from financial planning services in Fiscal 1997.

         While preparing tax returns, clients often consider other aspects of their financial needs, such as insurance, investments, pension and estate planning. The Company capitalizes on this situation by introducing its tax clients, if appropriate, to financial planners. The Company provides tax clients with questionnaires about their financial goals, and the tax clients then have the opportunity to request the Company's assistance with their financial planning needs. When requested, the Company introduces the client to a financial planner. Each of the financial planners to whom a client might be introduced is a registered representative ("Registered Representative") of Royal Alliance Associates, Inc., an independent registered securities broker/dealer ("Royal Alliance") and/or an authorized agent of an insurance underwriter. Each financial planner who provides financial planning services to clients of the Company has agreed to share commissions with the Company in return for the Company's referral of these new clients and, accordingly, is referred to in this Form 10-KSB as affiliated with the Company. Approximately 20% of the Company's tax preparers are also financial planners affiliated with Royal Alliance as Registered Representatives and/or with an insurance company as an authorized agent. If clients do utilize the services of the financial planner, the Company earns a portion of the commission from the services that the financial planner provides to the client. The amount of commission earned by the Company depends on the products which are purchased by the Company's client. Substantially all of the financial planners are also authorized agents of insurance underwriters, and the Company earns a portion of commission revenues from these insurance services as well.

         The Company's direct mail service division assembles, packages and sends direct mail materials of third-party customers as well as the Company's own marketing materials. This division also provides limited consulting services in connection with the design, creation and testing of direct mail materials.

INDUSTRY OVERVIEW

         The United States Internal Revenue Service (the "IRS") reported that from January 2, 1998 to August 28, 1998, approximately 121 million individual 1997 federal income tax returns were filed in the United States. According to the IRS, over one-half of the tax returns filed in the United States each year are completed by a paid preparer. Among paid preparers, H&R Block, Inc. ("H&R Block") dominates the low-cost tax preparation business with approximately 8,000 offices located throughout the United States. According to information released by H&R Block, H&R Block prepared an aggregate of approximately 14.8 million United States tax returns during the 1998 tax season, which represented approximately 13.1% of all tax returns filed in the United States for the 1997 tax year. Other than H&R Block, the tax preparation industry is highly fragmented and includes regional tax preparation services, accountants, attorneys, small independently owned companies, and financial service institutions that prepare tax returns as ancillary parts of their businesses. The ability to compete in this market depends in large part on the geographical area, specific location of the tax preparation office, local economic conditions, quality of on-site office management and the ability to file tax returns electronically with the IRS.

         According to data from the National Association of Securities Dealers, Inc. (the "NASD"), approximately 600,000 registered representatives of securities broker/dealers are registered in the United States, some of which provide financial planning services similar to those offered by the Company. A large number of these registered representatives are affiliated with larger financial industry firms. The remaining portion of the financial planning industry is highly fragmented with services provided by certified financial planners, stock brokers and accountants. The Company believes that no multi-state tax preparation firm has combined tax preparation and financial planning services to the same extent as the Company.

TAX RETURN PREPARATION

         Customers. The Company prepares federal, state and local income tax returns for individuals, predominantly in the middle and upper income brackets. The Company believes that customers are attracted to the Company's tax preparation services because they prefer not to file their own tax returns and are unwilling to pay the fees charged by most accountants and tax attorneys.

         Tax Preparation Services. The preparation of a tax return by the Company generally begins with a personal meeting at a Company office between a client and an employee of the Company. At the meeting, the Company's employee solicits from the client the information concerning income, deductions and family status necessary to prepare the client's tax return. After the meeting, the employee prepares drafts of the client's tax returns. After review and final correction by the tax preparer, the returns are delivered to the client for filing.

         The Company believes that it offers clients a cost-effective tax preparation service compared to services provided by accountants, attorneys and independent tax preparers. The Company's volume allows it to provide uniform service at competitive prices. In addition, as compared to certain of its competitors that are open only during tax season, most of the Company's offices are open year round due to the demand for financial planning services.

         Since 1990, the IRS has made electronic filing available throughout the United States. The IRS has announced its intention to increase the number of tax returns filed electronically and is currently reviewing various proposals to encourage the growth of its electronic filing program. The Company has qualified to participate in the electronic filing program with the IRS and offers clients the option of filing their federal income tax returns electronically. Under this system, the final federal income tax return is transmitted to the IRS through a publicly available software package. As part of its electronic filing program, Refund Anticipation Loans ("RALs") are also available to clients of the Company through arrangements with approved banking institutions. Using this service, a client is able to receive a check in the amount of his or her federal refund (less fees charged by the Company and banking institutions) drawn on an approved bank, at the office where he or she had his or her return prepared. RALs are recourse loans secured by the taxpayer's refund. The Company acts only as a facilitator between the client and the bank in preparing and submitting the loan documentation and receives a fee for these services payable upon consummation of the loan. None of the Company's funds are used to finance these loans, and the Company has no liability for repayment of these loans.

         Tax Preparers. The Company's tax preparation business is conducted predominantly in the months of February, March and April when most individuals prepare their federal, state and local income tax returns. The Company hires approximately 500 seasonal employees in conjunction with the utilization of its existing employees to meet the demand imposed during those months, and as a result, has avoided opening offices especially for tax season and closing them after the peak period. Substantially all of the Company's professional tax preparers have a college degree or its equivalent and two years of tax preparation experience, and each one is specifically tested and trained by the Company to meet the required level of expertise to properly prepare tax returns. A majority of the Company's seasonal employees return in the next year. The Company generally utilizes advertisements in local newspapers to recruit the remainder of its seasonal work force.

         The Company's tax preparers generally are not certified public accountants. Therefore, they are limited in the representation that they can provide to clients of the Company on an audit by the IRS. The Company's tax preparation business subjects it to potential civil liabilities under the Internal Revenue Code. Although the Company believes that it complies with all applicable laws and regulations, no assurance can be given that the Company will not incur material fines or penalties. In addition, the Company does not maintain professional liability or malpractice insurance policies. Although the Company seeks to comply with all applicable laws and regulations, no assurance can be given that the Company will not be subject to professional liability or malpractice suits.

FINANCIAL PLANNING

         Financial Planning Services. While preparing tax returns, clients often consider other aspects of their financial needs, such as insurance, investments and pension and estate planning. To capitalize on this situation, the Company offers every client the opportunity to complete a questionnaire that requests information on his/her financial situation. These questionnaires are subsequently reviewed by financial planners to evaluate whether the client may need financial planning services. Upon request, the clients are then introduced to a financial planner. Of all of the financial planners who provide financial planning services for clients of the Company, approximately 66% also perform tax preparation services as employees of the Company. Approximately 20% of the Company's tax clients also utilize financial planning services provided by an affiliated financial planner.

         Most middle and upper income individuals require a variety of financial planning services. If clients seek insurance products in connection with the creation of a financial plan, they are referred to a financial planner (who may also be the tax preparer) who is an authorized agent of an insurance underwriter. If clients seek mutual fund products or other securities for investment, they are referred to a financial planner (who may also be the tax preparer) who is a Registered Representative of Royal Alliance. The Registered Representatives of Royal Alliance providing financial planning services for clients of the Company generally do not effect transactions in securities of individual issuers, but rather deal only with packaged products such as mutual funds, annuities and insurance. See "--Relationship with Registered Representatives of Broker/Dealer" and "--Relationship with Authorized Agents of Insurance Underwriters."

         The Company does not have affiliated financial planners at all of its offices. Approximately 73% of the Company's offices provide both tax preparation and offer the services of a financial planner. The remaining Company offices provide predominantly tax preparation services and have no regular financial planner associated with them, although financial planners from other offices work with clients from all of these offices. In the offices that provide both tax preparation and the availability of a financial planner to provide financial planning services, approximately one-third of these offices have only one person who provides both tax preparation and financial planning services. No office has more than a total of ten tax preparers and affiliated financial planners.

         Relationship with Registered Representatives of Securities Broker/Dealer. The financial planners that provide mutual fund or securities financial planning services to the Company's clients are all Registered Representatives of Royal Alliance, an unaffiliated corporation, which is a registered securities broker/dealer and a member of the NASD. Registered Representatives are the affiliates of a securities brokerage firm that are authorized to broker securities transactions for clients on behalf of the firm. To become a Registered Representative, a person must pass one or more of a series of qualifying exams administered by the NASD that test the person's knowledge of securities and related regulations.

         Prior to January 1, 1998, three of the Company's officers acted as Registered Representatives of Gilman & Ciocia Securities, Inc. d/b/a JT Securities, Inc., a wholly-owned subsidiary of the Company ("JT Securities"), providing financial planning and brokerage services directly to a limited number of clients of the Company. At that time, JT Securities was registered as a securities broker/dealer under the Exchange Act. Such services provided by JT Securities in the aggregate have never been material to the Company's overall operations and, effective January 1, 1998, all financial planning services and securities transactions in connection with clients of the Company have been and will be effected by Registered Representatives of Royal Alliance and not JT Securities.

         All of the affiliated financial planners providing financial planning services for clients of the Company are, to the extent they provide mutual fund or securities planning services, Registered Representatives of Royal Alliance who work with Royal Alliance and are supervised by Royal Alliance with regard to all regulatory matters. Royal Alliance is ultimately responsible for all supervision and record keeping in connection with the Registered Representatives and their activities, although the Company also maintains records and supervises the Registered Representatives. In addition to certain mandatory background checks required by the NASD, the Company also requires that each Registered Representative respond in writing to a background questionnaire.

         If clients of the Company inquire about the acquisition or sale of investment securities, they are directed to a Registered Representative of Royal Alliance. In order to maintain the financial planning services of Royal Alliance's Registered Representatives separate from the Company, such Registered Representatives orally explain to clients that their services as financial planners are delivered on behalf of Royal Alliance. In addition, Royal Alliance maintains a separate telephone number at each office and a separate nameplate or sign on the door of each office, uses separate stationery and deposits all revenues in separate bank accounts. The Registered Representatives are able to effect transactions in such securities at the request of clients and retain a certain percentage of the commissions earned on such transactions. Royal Alliance has licensed principals in all areas of the securities business. All security transactions are introduced and cleared on a fully disclosed basis through a correspondent broker that is a member of the New York Stock Exchange.

         Ninety-nine percent of the securities transactions effected by Registered Representatives of Royal Alliance who provide financial planning services for clients of the Company involve packaged products, including interests in mutual funds and variable annuities, and do not involve corporate equities and bonds and other securities of operating issuers. Registered Representatives of Royal Alliance do not provide advice regarding particular securities nor do they transact any investments in particular securities, except in very limited cases on the specific initiative and request of a client.

         For a securities transaction effected through Royal Alliance, Royal Alliance retains approximately 6% of the total commission on average, and the Company and the individual Registered Representative receive the remaining 94%. Each of the Registered Representatives of Royal Alliance who provides financial planning services for clients of the Company, except the officers of the Company, has entered into a commission sharing agreement with the Company, which generally provides that a specified percentage of the commissions earned by the Registered Representative is paid to the Company. The distribution of the aggregate commission retained by the Company and the Registered Representative varies for each Registered Representative; however, in Fiscal 1998, the Company retained an average of approximately 47% of the aggregate commission and the Registered Representatives also retained an average of approximately 47%. The Registered Representatives and the Company are each paid their share of financial planning commissions directly by Royal Alliance. Accordingly, the Registered Representatives of Royal Alliance do not receive compensation either as employees or independent contractors of the Company in regard to their receipt of these commissions.

         The commission sharing agreements between the Registered Representatives of Royal Alliance who provide financial planning services for clients of the Company contain covenants requiring them to maintain strict confidentiality and to refrain from certain competition with the Company. Each agreement with a Registered Representative has a duration of no more than one year from the date of the agreement, and are renewed annually.

         Although Royal Alliance is not affiliated with the Company by contract, ownership, common directors or officers, approximately 91 of the Company's tax-preparer employees are also Registered Representatives of Royal Alliance. Such individuals, who have two separate roles, divide their time based upon the needs of clients who come to the offices of the Company with which they are affiliated. They are compensated by the Company based on the hours they work preparing tax returns and on the number of returns prepared, as well as for other services provided to the Company and they are compensated by Royal Alliance through commissions based on transactions completed for clients of the Company. Substantially all of the Registered Representatives of Royal Alliance who provide financial planning services for clients of the Company work exclusively in connection with the offices of the Company.

         The Company has no written agreement with Royal Alliance, and either the Company or Royal Alliance can terminate this relationship at any time. The Company believes that other broker/dealers could be found to affiliate with and supervise the Registered Representatives if the Company's relationship with Royal Alliance were terminated.

         Relationship with Authorized Agents of Insurance Underwriters. Certain of the Company's full-time employees and affiliated financial planners are authorized agents of insurance underwriters. If clients of the Company inquire about insurance products, they are directed to one of these authorized agents. These agents are able, through several insurance underwriters, to sell insurance products to clients and retain a certain percentage of the commissions earned on such sales. The Company is an authorized insurance agent under both New York and Florida law. In approximately 20% of the cases where a tax preparation client of the

Company is referred to an insurance agent, such authorized agent is the same person as the tax preparer working with such client.

         Each of the insurance agents (except the Company's officers) has entered into a commission sharing agreement with the Company. Each such agreement generally provides that a specified percentage of the commissions earned by the agent is paid to the Company. In the commission sharing agreements, the agents also agree to maintain certain Company information as confidential and not to compete with the Company. Each agreement with an insurance agent has a duration of no greater than one year from the date of the agreement, and are renewed annually.

         Credit Cards. The Company recently entered into a Bankcard Agreement with First USA Bank (the "Credit Card Bank") for the Credit Card Bank to issue MasterCard and/or Visa credit cards denominated as "Gilman & Ciocia" credit cards. The Company supplies a list of the names and addresses of its customers to the Credit Card Banks which is utilized in direct mail solicitations for credit card applications. The Company receives, among other consideration, $15.00 for each "Gilman & Ciocia" credit card issued under a Credit Card Bank marketing plan, $30.00 for each "Gilman & Ciocia" credit card issued under a Company marketing plan, and 5% of all finance charges collected by the Credit Card Bank from holders of a "Gilman & Ciocia" credit card. The Company bears no risk of loss from default on any of the credit cards issued under this arrangement. As of June 30, 1998, revenues from this arrangement were less than
 .01% of the Company's total revenue.

DIRECT MAIL DIVISION

         The Company commenced operations of a direct mail service division in July 1995 under the name "Progressive Mailing." Progressive Mailing does not design, create or draft the text for direct mail materials, but does provide limited consulting services in these areas.

         The Company's principal marketing medium is direct mail solicitation, and the Company's solicitations constitute the majority of Progressive Mailing's services. Currently, Progressive Mailing is soliciting business solely through word of mouth and referrals. The Company has hired a salesperson to help market its services.

         The direct mail business is highly competitive with many large and small entities competing for business. The principal competitive factors are timeliness, accurate service and price.

         At September 30, 1998, the Company employed 29 people on a full-time basis in its Progressive Mailing division.

MARKETING

         The Company markets its services principally through direct mail and promotions. The majority of clients in each office return to the Company for tax preparation services during the following years. The Company estimates its client retention rate to be approximately 75%. In addition, older offices tend to have higher retention rates than new offices.

         Direct Mail. Each year prior to the "tax season" when individuals file federal, state and local income tax returns, the Company sends direct mail advertisements to each residence in the area surrounding the

Company's offices. The direct mail advertising solicits business principally for the Company's tax preparation services. A large majority of the Company's new clients each year are first introduced to the Company through its direct mail advertising.

         Promotions. The Company offers a $50 U.S. Savings Bond to any client that refers another two clients to the Company. In Fiscal 1997 and Fiscal 1998, this program resulted in approximately 500 new clients per year.

         Online. The Company currently has a web site on the Internet at: http://www.gtax.com for income tax and financial planning advice and Company information, including financial information and the latest news releases.

         Other Marketing. The Company also prints and distributes brochures and flyers about its services.

         The Company believes that areas where Americans and other nationals are migrating and/or retiring provide promising markets for tax preparation expansion. Individuals usually retain a local tax preparer in connection with their personal tax returns. When people move, therefore, they usually seek to find a new income tax preparer. At or shortly after the time that they move, therefore, individuals are most responsive to the direct mail advertising of the Company's tax preparation services. Accordingly, in addition to expansion in its existing markets, the Company has recently focused and plans to focus in the future on expansion in such states as Florida and Arizona. The Company has not conducted any analysis of demographic data or any formal market surveys.

COMPETITION

         The income tax preparation and financial planning services industry is highly competitive. The Company's competitors include companies specializing in income tax preparation as well as companies that provide general financial services. Many of these competitors, including H&R Block in the tax preparation field and many well-known brokerage firms in the financial services field, have significantly greater financial and other resources than the Company. The Company believes that the primary elements of competition are convenience, location, local economic conditions, quality of on-site management, quality of service and price. There is no assurance that the Company will be able to compete successfully with larger and more established companies.

         In addition, the Company may suffer from competition from departing employees and affiliated financial planners who may take clients with them. Although the Company attempts to restrict such competition contractually, as a practical matter, enforcement of contractual provisions prohibiting small scale competition by individuals is difficult. In addition, the Company depends on the availability of employees willing to work for a period of approximately three months for relatively low hourly wages, and minimal benefits. The Company's success in managing the expansion of its business depends in large part upon its ability to hire, train, and supervise seasonal personnel. If this labor pool is reduced or if the Company is required to provide its employees higher wages or more extensive and costly benefits, due to competitive reasons, the expenses associated with the Company's operations could be substantially increased without the Company's receiving offsetting increases in revenues.

TRADEMARKS

         The Company has registered its "Gilman & Ciocia" trademark with the U.S. Patent and Trademark Office. There is no assurance that the Company would be able successfully to defend its trademark if forced to litigate its enforceability. The Company believes that its trademark "Gilman & Ciocia" constitutes a valuable marketing factor. If the Company were to lose the use of such trademark, its sales could be adversely affected.

REGULATION

         The Company, as a preparer of federal income tax returns, is subject to civil liabilities for violations of the Internal Revenue Code or other regulations of the IRS. The Internal Revenue Code requires, for example, that tax preparers comply with certain ministerial requirements with respect to the preparation and filing of tax returns and rules on the maintenance of taxpayer records. The Internal Revenue Code also imposes regulations relating to the truthfulness of the contents of tax returns, the confidentiality of taxpayer information, and the proper methods of negotiating taxpayer refund checks.

         To represent a taxpayer before the IRS after the initial audit, an individual must meet certain requirements. Only an attorney, a certified public accountant or a person specifically enrolled to practice before the IRS can represent a taxpayer in such circumstances. None of the full-year employees and only several of the seasonal employees of the Company meet such requirements. Most of the Company employees are limited to representing a taxpayer only through the stage of an audit examination at the office of a District Director, and then only upon complying with applicable regulations.

         Tax preparers are prohibited by the IRS from using information on a taxpayer's tax return for certain purposes involved in the solicitation of other business from such taxpayer without the consent of such taxpayer.
The Company believes that it complies with all applicable IRS regulations.

         Neither the employees of the Company nor its affiliated financial planners generally give investment advice about particular investments to clients. Instead, financial planning services involve making clients aware of the vehicles available for savings, investment and planning for retirement and death, disability and other contingencies. Furthermore, any advice given by employees of the Company or affiliated financial planners is incidental to their work in connection with the purchases and sales of mutual fund shares and other securities. In this capacity, such employees or affiliated financial planners are Registered Representatives of a broker/dealer and work under the supervision of such broker/dealer.

         The Registered Representatives themselves are subject to regulation in their activities as Registered Representatives of a broker/dealer under the Exchange Act, state regulation, the rules of the NASD and the rules and regulations of the broker/dealer.

         The Company has not registered as a broker/dealer in any state and believes that it is not currently required to so register. The State of Washington made written inquiries in 1996 regarding possible requirements for it to register as a securities broker/dealer in the State of Washington. The Company responded to such inquiries and has not received any further communication from the State of Washington in this regard.

EMPLOYEES

         As of September 30, 1998, the Company employed 183 persons on a full-time full-year basis, including the Company's four officers. The Company's full-time employees include 50 professional tax preparers, 81 clerical and support staff persons (which include persons performing clerical work while in training for other positions), 23 administrative personnel (who include the Company's executive officers), and 29 employees who are part of the Company's direct mail services division. During peak season the Company employs approximately 700 full-time employees, of which approximately 500 of these employees are seasonal and do only tax preparation. A majority of the Company's seasonal employees return the following year, and the Company uses advertisements in the local newspapers to meet the balance of its recruiting needs. The minimum requirements for a tax preparer at the Company are generally a college degree or its equivalent, two years of tax preparation experience and a passing grade on an examination given by the Company.

         Approximately 138 financial planners have entered into commission sharing agreements with the Company while serving as Registered Representatives of Royal Alliance and/or as insurance agents. Of such 138 financial planners, 47 perform only financial planning services. The remaining 91 provide financial planning services and perform tax preparation, management and other services for the Company.

         The Company's offices are partially staffed by affiliated financial planners who have entered into commission sharing agreements with the Company, particularly during the off season. During a portion of the year, approximately ten of the Company's offices are not staffed full-time by employees and/or full-time affiliated financial planners who provide services for clients of the Company. During such periods, such offices are staffed part-time by affiliated financial planners and/or calls to such offices when no personnel are present are forwarded automatically to an office of the Company that is fully staffed.

RISK FACTORS

         This Form 10-KSB contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Form 10-KSB, the words "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed below.

                  Risk of Acquiring Broker/Dealers and Expanding into Financial Planning. The Company plans to continue to expand into the area of financial planning, both through the acquisition of independent securities broker/dealers and by recruiting financial planners. The Company's continued revenue growth will in large part depend upon successful integration and continued profitability of the broker/dealers acquired. The Company's growth will also depend on the successful operation of independent financial planners who are recruited to join the Company. The financial planning segment of the Company's business has generated an increasing portion of the Company's revenues during the past few years, and if such segment does not continue to be successful, the Company's rate of growth may decrease.

                  Risk of Acquisition of Small Tax Preparation Practices. As part of its strategy, the Company intends to pursue the acquisition of small tax preparation practices. The success of the Company will in part depend upon the successful operation of the practices acquired and the integration of the acquired businesses into the Company. A rapid expansion of offices which do not become profitable would reduce the Company's net income and could depress future operating results. If the acquired companies do not perform as expected or the Company could not effectively integrate the acquired companies, the Company's operating results could be materially adversely affected.

                  Risk of Opening New Offices. In order to open new offices, the Company incurs significant expenses to purchase furniture, equipment and supplies. The Company has found that a new office usually suffers a loss in its first year of operation, shows no material profit or loss in its second year of operation and does not attain profitability, if ever, until its third year of operation. Therefore, the Company's operating results could be materially adversely affected in any year that the Company opens a significant number of new offices.

                  Seasonality. The last fiscal quarters, during tax season, are the Company's strongest. The Company has significantly reduced earnings during the remainder of the year. Due to the historical losses from July 1st to December 31st each year, the Company generally requires substantial financing to fund operations during tax season. If the Company was not able to secure such financing or if such financing was not available on terms favorable to the Company, the Company's operating results could be materially adversely affected, and the Company would have to curtail its operations.

                  Highly Competitive Nature of the Tax Preparation and Financial Planning Services Industry. The income tax preparation and financial planning services industries are highly competitive. The Company's competitors include companies specializing in income tax preparation as well as companies that provide general financial services. The Company's principal competitor is H&R Block, Inc. in the tax preparation field and many well-known national brokerage and insurance firms in the financial services field. Many of these competitors have larger market shares and significantly greater financial and other resources than the Company. The Company may not be able to compete successfully with such competitors. Competition could cause the Company to lose existing clients, slow the growth rate of new clients and increase advertising expenditures, all of which could have a material adverse effect on the Company's business or operating results.

                  Potential Competition from Departing Employees and Affiliated Financial Planners. Departing employees and affiliated financial planners may compete with the Company. Although the Company attempts to restrict such competition contractually, as a practical matter, enforcement of contractual provisions prohibiting small-scale competition by individuals is difficult. In the past, departing employees and affiliated financial planners have competed with the Company. They have the advantage of knowing the Company's methods and, in some cases, having access to the Company's clients. No assurance can be given that the Company will be able to retain its most important employees and financial planners or that the Company will be able to prevent competition from them or successfully compete against them. If a substantial amount of such competition occurs, the corresponding reduction of revenue may materially adversely affect the Company's operating results.

                  Dependence on Key Personnel. The Company believes that its ability to successfully implement its business strategy and operate profitably depends on the continued employment of James Ciocia, its President, Thomas Povinelli, its Chief Operating Officer, Stephen B. Sacher, its Chief Financial Officer, and Kathryn Travis, its Secretary. If any of these individuals become unable or unwilling to continue in his or her present positions, the Company's business and financial results could be materially adversely affected. The Company currently maintains $2.0 million key-man life insurance policies on each of Thomas Povinelli and James Ciocia.

                  Potential Liability under the Internal Revenue Code. The Company's business of preparing tax returns subjects it to potential civil liabilities for violations of the Internal Revenue Code or other regulations of the IRS. Penalties could range from $50 to $25,000 per violation. The Company has never been assessed with material civil penalties or fines. However, if a Company violation resulted in a material fine or penalty, the Company's operating results could be materially adversely affected. In addition, the Company does not maintain any professional liability or malpractice insurance policies. The Company has never been the subject of a malpractice claim. However, the significant uninsured liability and legal and other costs relating to such claims could materially adversely affect the Company's business and operating results.

                  In addition, making fraudulent statements on a tax return, willfully delivering fraudulent documents to the IRS and unauthorized disclosure of taxpayer information can constitute criminal offenses. Criminal penalties for such offenses range from $1,000 and/or one year of imprisonment to $500,000 and/or three years of imprisonment per violation. The Company has never been charged with a criminal offense. If the Company were to be charged with a criminal offense and found guilty or if any of its employees or executives were convicted of a criminal offense, in addition to the costs of defense and possible fines, the Company would likely experience an adverse affect to its reputation, which could directly lead to a decrease in revenues from the loss of clients.

                  Inability of the Company to Provide Services of a Certified Public Accountant. The Company generally utilizes seasonal employees who are not certified public accountants or tax attorneys to provide tax preparation services. The Company employs only two full-time certified public accountants, who do not work as tax preparers. Under state law, the Company is not allowed to provide legal tax advice, and the Company does not employ or retain any tax attorneys on a full-time basis. Because most of the Company's employees who prepare tax returns are not certified public accountants, tax attorneys or otherwise enrolled to practice before the IRS, such employees of the Company are strictly limited as to the roles they may take in assisting a client in an audit with the IRS. These limitations on services that the Company may provide could hinder the Company's ability to market its services.

                  Furthermore, the small percentage of certified public accountants or tax attorneys available to provide assistance and guidance to the Company's tax preparers may increase the risk of the improper preparation of tax returns by the Company. The improper preparation of tax returns could result in significant defense expenses and civil liability.

                  Failure to Register as a Broker/Dealer or an Investment Adviser. Registered Representatives of Royal Alliance, an independent broker/dealer, reside in the Company's office and share a portion of their commissions with the Company. From July 1, 1994 through September 30, 1998, commission revenue was received by JT Securities. JT Securities was registered as a securities broker/dealer with the Securities and Exchange Commission (the "Commission") and was a member of the NASD. JT Securities was also registered as a broker/dealer in the State of New York, and was a registered investment advisor in the States of New York and Florida. JT Securities withdrew its registration as a broker/dealer in 1998 at the request of the NASD. The Company does not believe that it is required to register as a broker/dealer in any states based upon its current activities. However, if such state officials consider the Company to be acting as an unregistered broker/dealer in such states, the Company could be subject to fines, enforcement actions and related defense costs.

                  In addition, the Company believes that prior to the registration of JT Securities, the Company did not act as a broker/dealer of securities. However, if the Company was acting as a broker/dealer prior to such registration, then it would have been required to register with the Commission, with the NASD and possibly with various state authorities. If such registration was required, the fact that the Company did not register in the past could subject it to civil liabilities or a final order barring participation by the Company and its principals in the securities industry.

                  Infringement and Loss of Trademark and Other Proprietary Rights. The Company has registered its "Gilman & Ciocia" trademark with the U.S. Patent and Trademark Office. However, the actions taken by the Company to establish and protect its trademarks and other proprietary rights may be inadequate to prevent imitation of its services and products by others or to prevent others from claiming violations of their trademarks and proprietary rights by the Company.

                  Control of the Company by Current Management. The Company's Chief Executive Officer, Chief Operating Officer and Secretary beneficially own approximately 44% of the outstanding Company common stock, par value $.01 per share (the "Common Stock"). Accordingly, these officers control the Company and have the practical ability to elect a majority of the directors and therefore appoint management. The interests of these officers could conflict with the interests of the other stockholders of the Company. In addition, their ownership could pose an obstacle to a purchase of the Company that might be desirable to other stockholders and/or to a change in management if the Company is not operating profitably in the future.

                  Lack of Dividends. Since its initial public offering of securities in 1994, the Company has not paid dividends, and it does not plan to pay dividends in the foreseeable future. The Company currently intends to retain any earnings to finance the growth of the Company. It is very likely that dividends will not be distributed in the near future, which may reduce the marketability of the Company's Common Stock.

                  Certain Anti-takeover Provisions; Preferred Stock. Certain provisions of the Certificate of Incorporation could make it more difficult for a third party to acquire control of the Company, even if such change in control would be beneficial to stockholders. The Certificate of Incorporation allows the Company to issue preferred stock without stockholder approval. Such issuances could make it more difficult for a third party to acquire the Company. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of such shares of preferred stock, while potentially providing desirable flexibility in connection with possible acquisitions and serving other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or may discourage a third party from attempting to acquire, a majority of the outstanding voting stock of the Company. The Company has no present intention to issue such additional shares of preferred stock. In addition, the Company is subject to the anti-takeover provisions of Section 203 of the DGCL, which will prohibit it from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 also could delay or prevent a change in control of the Company.

                  Possible Volatility of Stock Price. Since December 1997, the market price of the Common Stock has almost tripled and then fallen to approximately its December 1997 range. During that period, the average daily trading volume of the Common Stock has varied significantly. Although the Common Stock currently trades on The Nasdaq Stock Market, prior to August 28, 1998, the Common Stock traded on The Nasdaq SmallCap Market. As a result, historical market prices may not be indicative of market prices in the future. There is no assurance that an active trading market for the Common Stock will be sustained in the future. In addition, the stock market has recently experienced extreme stock price and volume fluctuation. These fluctuations have often been unrelated to the operation performance of particular companies. The Company's market price may be impacted by changes in earnings estimates by analysts, economic and other external factors and the seasonality of the Company's business. Fluctuations or decreases in the trading price of the Common Stock may adversely affect the ability to buy and sell the Common Stock and the ability to raise money in a future offering of Common Stock. See "Market for Common Equity and Related Stockholder Matters".

                  Possible Tax Liability. Of the financial planners affiliated with the Company, approximately 66% also perform tax preparation, managerial or other services for the Company and receive compensation as employees of the Company for such services ("Employee/Planners"). Three Employee/Planners also received compensation from the Company for tax preparation, managerial and/or other services as independent contractors. If the Internal Revenue Service were to consider these three Employee/Planners as employees, then the Company may have tax liabilities in connection with past compensation paid to these three Employee/Planners. The Company believes that it is unlikely that such contingent tax liabilities, if any, would have a material effect on the financial position, results of operations or cash flows of the Company.

                   The financial planners affiliated with the Company receive their portion of commissions earned in connection with securities sales of behalf of the Company's clients directly from Royal Alliance as independent contractors and Registered Representatives of Royal Alliance. The Company believes that this tax reporting method is appropriate. However, no assurance can be given that the IRS or State authorities will not attempt to assert payroll tax claims in respect of such commissions, and if such claims were ultimately decided against the Company, the payment of such tax liabilities could have a material adverse affect on the Company's financial condition.

                  Restrictions on Possible Future Sales. Various restrictions on the possible future sale of Common Stock may have an adverse affect on the market price of the Common Stock. Approximately 3,500,000 shares of Common Stock outstanding are "restricted securities" under Rule 144 of the Securities Act of 1933, as amended (the "Act"). In general, under Rule 144, a person who has satisfied a one-year holding period may, under certain circumstances, sell, within any three-month period, a number of shares of "restricted securities" that do not exceed the greater of one percent of the then outstanding shares of Common Stock or the average weekly trading volume of such shares during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares of Common Stock by a person who is not an "affiliate" of the Company (as defined in Rule 144) and who has satisfied a two-year holding period, without any volume or other limitation. Of the shares of Common Stock currently outstanding, almost all of the "restricted" shares have already been held for the one-year holding period mentioned above, and about 1,400,000 of the "restricted" shares have been held for longer than two years and are not owned by "affiliates" of the Company.

         The Company has granted 2,148,000 options to purchase shares of Common Stock to 31 individuals in addition to the 619,779 granted to employees in conjunction with the 1993 Joint Incentive and Nonqualified Stock Option Plan, of which 65,000 were sold to an outside party. The shares issuable upon exercise of such options would be eligible for resale under Rule 144 after one year following the exercise of such options or earlier if the underlying Common Stock were registered by the Company. Certain shares are registered in the Company's registration statements on Form S-8 filed on October 28, 1996 and April 13, 1998 and in the Company's registration statement on Form SB-2 declared effective by the Commission on September 28, 1998.

         The sale of restricted Common Stock in the future, or even the possibility that it may be sold, may have an adverse affect on the market price for the Common Stock and reduce the marketability of the Common Stock.

                  New Rules Limiting Broker/Dealer Sales. New rules limiting Broker/Dealer sales of Common Stock could affect the Company's ability to sell its securities and discourage Broker/Dealers from dealing in the Company's Common Stock. For example, the Company's Common Stock is not currently covered by a Commission rule that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually, or $300,000 jointly with their spouse). However, if the market price of the Common Stock were to fall substantially, the Common Stock may be governed by such a rule in the future. For transactions covered by such a rule, the broker/dealer must determine whether certain potential purchasers are suitable and then receive the purchaser's written agreement to the transaction prior to sale.

                  Moreover, there is an another Commission rule that imposes additional disclosure requirements on broker/dealers in "penny stock" transactions. An underwriter's participation in the trading market of the Common Stock and the Redeemable Public Warrants could be governed by this rule if the price of the Common Stock were to fall. The Common Stock is currently outside the definition of a "penny stock" under the applicable rules. However, in the event the Common Stock were subsequently to become characterized as a "penny stock" as a result of being delisted from The Nasdaq SmallCap Stock Market or otherwise, broker/dealers will be required to make extensive disclosures to such clients in certain circumstances regarding the Common Stock. Such additional burdens imposed upon broker/dealers may discourage broker/dealers from transacting in the Common Stock. Consequently, these rules may affect the ability of broker/dealers to sell the Company's securities and also may affect the ability of purchasers of Common Stock to sell their securities in the secondary market.

                  Limitations on Director Liability. With limited exceptions, under Delaware law directors of the Company are not liable individually to the Company or to its stockholders for corporate decisions. Specifically, directors of the Company are not liable to the Company or its stockholders for monetary damages for breach of their fiduciary duty unless such actions were a breach of the duty of loyalty, acts or omissions not in good faith or which involved intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Delaware law or in any transaction in which a director derived an improper personal benefit. Therefore, the Directors have broad discretion over actions made on behalf of the Company.

ITEM 2.           DESCRIPTION OF PROPERTY

         As of June 30, 1998, the Company provides services to its clients at 127 local offices in sixteen states: forty-two in New York, fifteen in New Jersey, twelve in Florida, nine in Arizona, nine in Ohio, seven in Maryland, seven in Connecticut, seven in Washington, seven in Massachusetts, five in Nevada, two in Pennsylvania, one in Virginia, one in Kentucky, one in Texas, one in Illinois and one in Georgia. A majority of the offices are leased in commercial office buildings. Most of the Company's offices are leased pursuant to standard form office leases, although seven offices are leased on an oral month-to-month basis. Although the leases range in terms remaining from one to seven years. The Company's rental expense during Fiscal 1998 was $2,037,117. The Company believes that any of its offices could be replaced with comparable office space, location and convenience are important factors in marketing the Company's services to its clients. Since the Company advertises in the geographic area surrounding the office location, the loss of such an office that is not replaced with a nearby office could adversely affect the Company's business at that office.

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

ITEM 3.           LEGAL PROCEEDINGS

         In April 1998, Texas Capital Securities, Inc. and its assignee, Harbor Financial, Inc. instituted a suit in the U.S. District Court in Austin, Texas, demanding issuance, collectively, of 100,000 warrants to purchase the Company's Common Stock at $5.125 per share (alleged to have been issuable under an investment banking agreement pursuant to which Texas Capital Securities, Inc. was to have provided investment banking services to the Company), as well as attorneys' fees and exemplary damages. The Company believes, among other defenses, that Texas Capital Securities, Inc. defaulted under such agreement and provided no material services to the Company. The Company has answered the complaint and intends to defend such suit vigorously. In addition, the Company has received a demand letter from Euromarket Advisory, Inc. (an entity believed to be affiliated with Texas Capital Securities, Inc.) demanding the issuance of 150,000 warrants to purchase the Company's Common Stock at $5.13 per share, alleged to have been issuable under a consulting agreement pursuant to which Euromarket Advisory, Inc. was to have provided consulting services to the Company. The Company believes that Euromarket Advisory, Inc. defaulted under such agreement and provided no material services to the Company. The Company has denied such demand.

                  On August 21, 1998, Mercedes-Benz Credit Corporation, Allianz Insurance Company, and Allianz Underwriters, Inc. filed a complaint against the Company in New York Supreme Court, Nassau County. The complaint seeks indemnification in the amount of up to approximately $3.5 million from Gilman & Ciocia, Inc. The allegations in the complaint are based upon a $1.7 million payment made by the plaintiffs in a settlement reached on October 3, 1996 with the Estate of Thomas Gilman in a wrongful death action, upon an additional approximately $1.8 million payment made to the estate in the settlement for which plaintiffs ultimately may be held liable. (An action is currently pending in New York Supreme Court Nassau County to determine the liability allocation between the settlors with the estate.) Gilman & Ciocia, Inc. served its answer on September 18, 1998. In the answer, Gilman & Ciocia, Inc. asserted numerous defenses which it believes are meritorious. However, the case is currently entering the discovery phase, and, therefore, it is not possible to determine at this time the ultimate success of any asserted allegation or defense.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None.

                                     PART II


ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The principal market on which the Company's Common Stock trades is The Nasdaq Stock Market under the symbol "GTAX." Prior to August 28, 1998, the principal market on which the Company's Common Stock traded was The Nasdaq SmallCap Stock Market. Prior to December 1994, no public market existed for the Company's securities.

         The following table sets forth the high and low sales prices for the Common Stock during the period indicated:

                                                   Sales Prices
                                              -------------------------
Quarter Ended                                  High            Low
---------------------                         --------       ----------
September 30, 1996                            $ 6 1/2        $  5 1/4
December 31, 1996                             $ 3 1/2        $  2
March 31, 1997                                $ 2 3/16       $  2 1/16
June 30, 1997                                 $ 2 1/16       $  1 15/16

September 30, 1997                            $ 5 1/8        $  4 1/8
December 31, 1997                             $ 8 3/8        $  4 3/8
March 31, 1998                                $14 7/8        $  7
June 30, 1998                                 $26 3/8        $ 13 3/4

           As of September 30, 1998, there were approximately 244 registered holders of Common Stock. On September 30, 1998, the closing price of the Common Stock was $6 1/4 per share.


ITEM 6.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

           The following discussion should be read in conjunction with the Company's financial statements and related notes thereto of this Annual Report. Except for the historical information contained herein, this and other sections of this Annual Report contain certain forward-looking statements that involve substantial risks and uncertainties. When used in this Annual Report, the words "anticipate," "believe," "estimate," "expect", and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.

OVERVIEW

           During Fiscal 1998, approximately 36% of the Company's revenues were earned from tax preparation services, 58% were earned from financial planning and related services and 6% were earned from direct mail and related services.

           Direct mail services historically have not materially contributed to the Company's net income. The Company's tax return preparation business and the financial planning services provided to the Company's clients are closely linked together. These lines of business generally use the same individuals, assets, marketing and facilities. In addition, the financial planning customers generally are introduced to the financial planners through the Company's tax preparation services. The Company believes that its tax return preparation business is inextricably intertwined with, and a necessary adjunct to, the financial planning services provided to the Company's clients, that neither segment would operate profitably by itself and that the two segments can be viewed meaningfully only as a whole.

           The Company opened fifteen new offices in January 1994, twenty-two new offices in January 1995, forty-three new offices in January 1996, eight new offices in January 1997 and seven new offices in January 1998. From time to time the Company merges offices in similar geographic areas in order to take advantage of economies of scale. During Fiscal 1998 the Company closed its two offices in California.

PLAN OF OPERATION

           Tax Preparation and Financial Planning

           During the Company's fiscal year ended June 30, 1996 ("Fiscal 1996"), Fiscal 1997 and Fiscal 1998, the Company opened 58 new offices, which represents approximately 46% of all offices at June 30, 1998. New offices have historically attracted more tax preparation clients, which have resulted in increased revenues and have contributed to the Company's growth. In addition, each of the new tax preparation clients are potential new financial planning clients. The Company plans to continue to expand and open new offices during the next year (although no specific target has been set), recruit successful financial planners and acquire tax preparation practices. In addition, the Company anticipates that it may acquire existing securities broker/dealers to increase the number of financial planners who provide financial planning services to clients of the Company. The Company anticipates funding this growth through the proceeds of future offerings of equity securities, if any, operating profits and use of its short-term line of credit.

           During Fiscal 1996 and Fiscal 1997, the Company purchased two buildings in connection with the acquisition of two tax preparation practices. The Company may purchase other real estate in connection with future acquisitions, but it has no plans to invest in real estate apart from its other businesses.

           The Company anticipates that opening new offices will increase its revenues, but will involve a substantial increase in costs. The Company has no basis to predict whether its new offices will have a material effect on its net income. The Company believes that its new offices can ultimately be operated profitably, but expansion may initially reduce the Company's profits or result in an overall loss in future years. Although the Company anticipates opening new offices, the Company will also focus on expanding its tax preparation base in its current markets.

           Direct Mail Division

           During Fiscal 1998, the Company continued its operations of a direct mail division in order to control the substantial costs of advertising its many offices. This division was acquired to specifically reduce the costs of advertising for the Company. The Company believes that the direct mail division results in lower advertising costs on a per-office basis, as the Company takes advantage of economies of scale. The Company's direct mail division operates as an independent division and solicits its own customers for its direct mail services. In Fiscal 1998, the direct mail division experienced an 18% decrease in revenues from the prior fiscal year due primarily to the concentration of the direct mail division services and resources for internal Company use, which resulted in a loss of certain client accounts outside the Company. In Fiscal 1998, 43% of the direct mail division's revenues were from unaffiliated parties as compared to 49% in Fiscal 1997.

RESULTS OF OPERATIONS

           The following table sets forth for the periods indicated certain items from the Company's statements of income expressed as a percentage of revenue and the percentage change in such items for Fiscal 1997 and Fiscal 1998. The trends illustrated in the following table are not necessarily indicative of future results.

                                                           PERCENTAGE OF REVENUE
                                                     ------------------------------------
                                                                YEAR ENDED                       PERCENTAGE
                                                                 JUNE 30,                    INCREASE (DECREASE)
                                                                ----------                   -------------------
                                                       1997                  1998               1997 to 1998
                                                      ------                ------              ------------

Tax preparation fees ......................               40%                   36%                   (4%)
Financial planning commissions ............               51%                   58%                    7%
Direct mail services ......................                9%                    6%                   (3%)
                                                      ------                ------                ------
     Total revenue ........................              100%                  100%                 --
Salaries and Commissions ..................               53%                   51%                   (2%)
General and administrative expense ........               15%                   14%                   (1%)
Advertising ...............................               11%                   10%                   (1%)
Direct Mail Costs .........................                5%                    3%                   (2%)
Rent ......................................                8%                    7%                   (1%)
Depreciation and amortization .............                3%                    3%                    0%
                                                      ------                ------                ------
Operating expenses ........................               95%                   88%                   (7%)
Other income (expense), net ...............                0%                    0%                    0%
                                                      ------                ------                ------
Income before taxes .......................                5%                   12%                    7%
Provision for income taxes ................                2%                    5%                    3%
                                                      ------                ------                ------
Net income ................................                3%                    7%                    4%
                                                      ------                ------                ------

--------------------------------


Fiscal 1998 Compared to Fiscal 1997

         The Company's revenues for Fiscal 1998 were $28,533,083 as compared to $24,574,571 for Fiscal 1997, an increase of $3,958,512 or 16%. This increase was attributable primarily to increased commissions from increased sales of financial planning services and additional affiliated financial planners.

         The Company's total revenues for Fiscal 1998 consisted of $10,164,550 for tax preparation services, $16,578,032 for financial planning services and $1,790,501 for direct mailing services. Tax preparation services consisted of 36%, financial planning services consisted of 58% and direct mailing services consisted of 6% of the Company's total revenues for Fiscal 1998. The Company's total revenues for Fiscal 1997 consisted of $9,921,967 for tax preparation services, $12,464,284 for financial planning services and $2,188,320 for direct mailing services. Tax preparation services consisted of 40%, financial planning services consisted of 51% and direct mailing services consisted of 9% of the Company's total revenues for Fiscal 1997.

         The growth in the tax preparation segment is primarily attributable to the opening of seven new offices in January 1998. The growth in the financial planning segment is primarily attributable to the addition of financial planners who generated additional commissions from financial planning activities. The remaining growth in financial planning revenues is a result of increased securities and insurance transactions attributable to existing financial planners. Any reduction in the rate of increase of equity securities' prices in the marketplace could reduce the increase in investments that the Company's clients make through the Company, and falling market prices of securities could result in a reduction that would offset other sources of growth in the Company's financial planning revenues. The Company has previously experienced a 6 to 12 month delay after the opening of a new office before such office generated significant financial planning revenues, if ever.

         The Company's operating expenses for Fiscal 1998 were $25,130,413, as compared to operating expenses of $23,283,697 for Fiscal 1997. Operating expenses as a percentage of total revenue for Fiscal 1998 were 88% compared to 95% for Fiscal 1997. The increase in operating expenses was attributable to increases of $1,453,687 in salaries and commissions, $621,160 in general and administrative expenses, $152,349 in rent and $72,469 in depreciation and amortization, which were offset by decreases in direct mail costs of $365,875 and $87,074 in advertising. The increase in operating expenses was primarily attributable to the costs associated with opening seven new offices in Fiscal 1998, an increase of financial planning services (including the number of financial planners and the overall financial planning revenues) and, to a lesser extent, increases in salaries.

         The increase in salaries and commissions is primarily due to an increase in commissions payable to financial planners as a result of the increased sales of financial planning services and the addition of financial planners.

         The increase in general and administrative expenses from Fiscal 1997 to Fiscal 1998 resulted principally from the Company's expansion of operations and the opening of seven new offices in Fiscal 1998. Such increase was attributable to various factors, including the increase in office expenses at the new offices and increased costs in connection with presenting additional financial planning seminars in Fiscal 1998.

         The increased rent expense was principally attributable to the addition of the Company's seven new offices during Fiscal 1998 and the offices opened in the second half of Fiscal 1997.

         The increase in depreciation and amortization expense is due primarily to additions to property, plant and equipment of approximately $773,000. These additions include updates to the Company's computer systems, including software upgrades, hardware upgrades and additional computer hardware for the seven new offices opened in Fiscal 1998.

         The reduction of the Company's direct mail costs is related to the decrease in revenue attributable to that segment of the Company's business.

         The Company's income after provision for income taxes for Fiscal 1998 was $2,011,345, as compared to $875,994 for Fiscal 1997. The increase of 130% is primarily attributable to higher net operating income generated from financial planning and tax preparation services. These increases were offset by the slight decrease in income from direct mail services.

         The Company's business is highly seasonal, with the majority of its revenue earned in the first four months of the calendar year. The effect of inflation has not been significant to the Company's business in recent years.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's revenues have been, and are expected to be, highly seasonal. As a result, the Company must generate sufficient cash during the tax season, in addition to its available bank credit facility, to fund its operation in the first half of the following fiscal year. Operations during the non-tax season are primarily focused on financial planning services. Since its inception, the Company has utilized funds from operations, proceeds from its initial public offering and/or bank borrowings to support operations, finance working capital requirements and complete acquisitions.

         The Company's cash flows provided by operating activities were $1,654,601 and $1,516,445 for Fiscal 1998 and Fiscal 1997, respectively. The increase of approximately $138,156 is due primarily to increases in net income from $875,994 in Fiscal 1997 to $2,011,345 in Fiscal 1998, which was offset by an increase in Accounts Receivable from $174,375 in Fiscal 1997 to $1,141,576 in Fiscal 1998.

         Net cash used in investing activities was $1,115,824 and 1,129,500 for Fiscal 1998 and Fiscal 1997, respectively. The decrease of approximately $13,676 is primarily due to additional amounts utilized in the purchase of new equipment and additional costs associated with acquisitions. This was offset by decreased costs associated with the acquisition of intangible assets and fewer proceeds from the sale of investments.

         Net cash used in financing activities was $1,753,435 in Fiscal 1998, compared with net cash provided by financing activities of $311,749 in Fiscal 1997. The decrease of approximately $2,065,184 is primarily attributable to the acquisition of approximately $180,000 of treasury stock in Fiscal 1998 as compared to $730,000 in Fiscal 1997, the repayment of approximately $4,400,000 of outstanding bank loans in Fiscal 1998 as compared to approximately $2,900,000 in Fiscal 1997 and the incurrence of approximately $300,000 in Fiscal 1998 of costs associated with the Company's Registration Statement on Form SB-2 related to its outstanding publicly-traded Common Stock purchase warrants.

         The Company has two credit facilities with State Bank of Long Island. The first facility is a line of credit for up to $2,500,000, which expires on October 31, 1998. Borrowings under this line are in the form of short-term notes with interest charged monthly at the bank's prime lending rate plus 1 1/2%. At June 30, 1998, the Company had no outstanding principal balance on this line of credit; however, the Company is currently negotiating an increase and extension to this line of credit. The second credit facility was an installment note in the principal amount of $1,000,000. The note was payable in 36 equal monthly installments of approximately $28,000, plus interest at the bank's prime lending rate plus 1 3/4%, through December 1999. At June 30, 1998, the note had been repaid in full.

         The Company believes that it could continue to operate without any additional financing (other than its seasonal bank loans) during the next 12 months. The Company anticipates that it will not pay any dividends on its Common Stock in the foreseeable future, but will apply any profits to fund the Company's expansion.

RECENT DEVELOPMENTS

         On September 28, 1998, the Company's Registration Statement on Form SB-2 relating to the shares of Common Stock issuable upon exercise of the Company's redeemable publicly traded warrants (the "Warrants") was declared effective by the Commission. The Warrants are exercisable at $4.67 per share until October 30, 1998. The Company anticipates that substantially all of the Warrants will be exercised prior to October 30, 1998. If all of the Warrants are exercised, the Company would receive an aggregate of approximately $2,372,014 from such exercises. However, such exercise of any of the outstanding Warrants is not assured.

RECENT ACCOUNTING PRONOUNCEMENTS

         In February 1997, FASB issued Statement No. 128, "Earnings Per Share," which is effective for periods ending after December 15, 1997. The Company has adopted Statement No. 128 for its Fiscal 1998 and has restated its weighted-average shares for all prior periods.

         In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income, its components and accumulated balances. SFAS No. 130 is effective for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Results of operations and financial position, however, will be unaffected by implementation of this standard.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires entities to disclose financial and detailed information about their operating segments in a manner consistent with internal segment reporting used by the Company to allocate resources and assess financial performance. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated.

         The Company has adopted SFAS No. 130 and 131 for the fiscal year ending June 30, 1998. SFAS No.'s 130 and 131 expand and modify financial statement disclosures and, accordingly, have no impact on the Company's results of operations, earnings per share or financial position.

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting Costs of Start-Up Activities" ("SOP 98-5"), which establishes standards for the accounting of start-up costs. SOP 98-5 states that costs of start-up activities, including organization costs, should be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, although earlier application is encouraged. The Company has adopted SOP 98-5 during Fiscal 1998. The effects of this standard have no material impact on the Company's results of operations earnings per share or financial position.

YEAR 2000 COMPLIANCE

         The Company is currently finalizing the installation of the Great Plains accounting system, which is year 2000 compliant. The Company does not anticipate any material additional costs with regard to its year 2000 compliance. The year 2000 issue is not expected to affect the systems of various entities with which the Company interacts. However, there can be no assurance that the systems of other companies on which the Company relies will be timely converted, or that a failure by another Company's systems to be year 2000 compliant would not have a material adverse effect on the Company.

ITEM 7.           FINANCIAL STATEMENTS


The information required in response to this item is set forth on pages F-1 through F-20 hereto and is incorporated by reference herein. An index of the financial statements is set forth below.


                                      INDEX

                                                                       Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ........................       F-2

FINANCIAL STATEMENTS:

         Consolidated Balance Sheet .............................       F-3

         Consolidated Statements of Income ......................       F-4

         Consolidated Statements of Cash Flows ..................       F-5

         Consolidated Statements of Stockholders' Equity ........       F-7

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .............       F-8



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III


 ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth information regarding the executive officers and directors of the Company:

NAME                          AGE      POSITION
James Ciocia ..............    42      President, Chief Executive Officer and Director

Thomas Povinelli ..........    38      Chief Operating Officer, Executive Vice President
                                       and Director

Kathryn Travis ............    50      Secretary, Vice President and Director

Stephen B. Sacher .........    39      Chief Financial Officer

Seth A. Akabas ............    42      Director

Louis P. Karol ............    40      Director


EXECUTIVE OFFICERS AND DIRECTORS

James Ciocia, Chief Executive Officer, President and Director

         Mr. Ciocia is a principal founder of the Company. He opened the Company's first office in 1981 and has served in his current capacity since that time. In addition to serving the Company as its Chief Executive Officer, he prepares tax returns, serves as a life insurance agent and sells life and other insurance products to clients of the Company. Mr. Ciocia is a Registered Representative of Royal Alliance. A graduate of St. John's University with a B.S. degree in accounting, he is a member of the International Association for Financial Planners.

Thomas Povinelli, Chief Operating Officer, Executive Vice President and Director

         Mr. Povinelli began his tenure with the Company as an accountant in 1983 and has served as an executive officer since November 1984. In addition to supervising the opening of all new offices, he prepares tax returns, serves as a life insurance agent, selling life and other insurance products to clients as well as effecting transactions in mutual funds shares and other securities. Mr. Povinelli is a Registered Representative of Royal Alliance. He graduated from Iona College with a B.S. in accounting.

Kathryn Travis, Secretary, Vice President and Director

         Ms. Travis began her career with the Company in 1986 as an accountant and has served as Vice President and a director since November 1989. She prepares tax returns and manages the Company's Great Neck office. She also serves as a Registered Representative of Royal Alliance. Ms. Travis graduated from the College of New Rochelle with a B.A. in mathematics.

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

Louis P. Karol, Director

         Mr. Karol has been a partner of the law firm of Karol, Hausman & Sosnick and its predecessors for more than the prior five years. Mr. Karol is a graduate of George Washington University and a graduate of Cardozo Law School. He has also received an LLM degree in Taxation from New York University School of Law. Mr. Karol is a Certified Public Accountant serves on the Board of Directors of the Long Island Chapter of the International Association of Financial Planning.

ITEM 10.          EXECUTIVE COMPENSATION

Summary Compensation

         The following table sets forth, as to the Chief Executive Officer and the three other executive officers whose annual salary and bonus exceeded $100,000 in Fiscal 1998 (collectively, the "Named Executive Officers"), information with respect to annual and long-term compensation earned during the last three fiscal years:

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG TERM
                                                                                           COMPENSATION
                                                       ANNUAL COMPENSATION                    AWARDS
                                            -----------------------------------------    ------------------
           NAME AND                                                      OTHER ANNUAL     NUMBER OF SHARES
      PRINCIPAL POSITION         YEAR        SALARY         BONUS*       COMPENSATION    UNDERLYING OPTIONS
----------------------------     ----       --------       --------      ------------    ------------------
James Ciocia
  Chief Executive Officer,       1996       $267,200       $240,000       $ 30,500(l)           --
  President and Director         1997       $251,200       $240,000       $  9,580(2)         10,000
                                 1998       $ 40,000           --         $ 12,393(11)          --

Thomas Povinelli
  Chief Operating Officer,       1996       $339,300       $145,000       $ 78,600(3)           --
  and Director                   1997       $199,951       $210,000       $  9,951(4)         10,000
                                 1998       $ 40,000           --         $    --               --

Gary Besmer (9)
  Vice President and             1996       $168,800       $  3,000      $ 19,000(5)            --
  Director                       1997       $142,149       $  1,000      $  7,149(6)          10,000
                                 1998       $ 74,782           --        $  5,908(11)           --

Kathryn Travis
  Secretary, Vice Pres           1996       $166,200       $ 19,000      $ 49,300(7)            --
  and Director                   1997       $142,149       $  3,000      $  7,149(8)          10,000
                                 1998       $ 85,000           --        $ 10,758(11)           --

Stephen B. Sacher
 Chief Financial Officer         1998       $ 36,667           --         125,717(10)        220,000


------------------------------

* Represents commission earned from non-affiliated entities. See "Certain Relationships and Related Transactions."


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

(10) Includes professional fees paid to Sacher & Co., PC, a company of which Mr. Sacher is President. See "Certain Relationships and Related Transactions."

(11)     Auto expense.

         Messrs. Ciocia, Povinelli and Besmer and Ms. Travis earned commissions from the sale of securities and insurance products to clients of the Company as Registered Representatives of Royal Alliance which are reflected in the table above. See "Certain Relationships and Related Transactions."

Key Man Insurance

         The Company maintains $2.0 million key-man life insurance policies on both Thomas Povinelli and James Ciocia.

Directors

         Directors of the Company receive no compensation for serving as a director of the Company.

Option Grants

         The following table sets forth information regarding options to purchase shares of Common Stock granted to the Named Executive Officers during Fiscal 1998.

                          OPTION GRANTS IN FISCAL 1998

                                Individual Grants

                                                     Number of       Percent of
                                                    Securities         Total
                                                    Underlying      Options/SARs
                                                     Options/        Granted to      Exercise of
                                                       SARs         Employees in     Base Price      Expiration
                  Name                              Granted (#)      Fiscal Year        ($/Sh)          Date
--------------------------------------------        -----------     -------------    -----------     ----------
Stephen B. Sacher -- Chief Financial Officer           20,000            1.1%           $ 7.00        1/15/08
                                                       20,000            1.1%           $ 7.50        1/15/08
                                                       20,000            1.1%           $ 8.00        1/15/08
                                                       20,000            1.1%           $ 8.50        1/15/08
                                                       20,000            1.1%           $ 9.00        1/15/08
                                                       20,000            1.1%           $ 9.50        1/15/08
                                                      100,000            5.7%           $20.00        1/15/08



Option Exercises and Holdings

         The following table sets forth information concerning the number and value of unexercised options to purchase shares of Common Stock held by the Named Executive Officers as of June 30, 1998. No Named Executive Officer exercised any options to purchase shares of Common Stock during Fiscal 1998.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                             NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                   SHARES                   UNDERLYING UNEXERCISED              IN-THE-MONEY
                                  ACQUIRED                      OPTIONS AT                        OPTIONS
                                    UPON        VALUE        FISCAL YEAR-END(#)             FISCAL YEAR-END($)
NAME                              EXERCISE    REALIZED    EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE(1)
----                              --------    --------    -------------------------      ----------------------------
James Ciocia................         --          --             135,370/--                        $2,056,265/--
Thomas Povinelli............         --          --             135,370/--                        $2,056,265/--
Gary Besmer.................         --          --              85,223/--                        $1,295,274/--
Kathryn Travis..............         --          --             104,039/--                        $1,580,810/--
Stephen B. Sacher ..........         --          --              20,000/200,000                     $222,500/$962,500



-------------------------

(1) Based on a year-end fair market value of the underlying securities equal to $18.125.


STOCK OPTION PLANS

         On September 14, 1993, the Company adopted the 1993 Plan pursuant to which the Company may grant options to purchase up to an aggregate of 816,000 shares. Such options may be intended to qualify as "incentive stock options" ("Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or they may be intended not to qualify under such Section ("NonQualified Options").

         The 1993 Plan is administered by the committee of two independent directors of the Board of Directors of the Company, which has authority to determine the persons to whom the options may be granted, the number of shares of Common Stock to be covered by each option, the time or times at which the options may be granted or exercised, whether the options will be Incentive Stock Options or Non-Qualified Options, and other terms and provisions of the options. The exercise price of the Incentive Stock Options granted under the 1993 Plan may not be less than the fair market value of a share of Common Stock on the date of grant (110% of such value if granted to a person owning in excess of ten percent of the Company's securities). Options granted under the 1993 Plan may not have a term longer than 10 years from the date of grant (five years if granted to a person owning in excess of ten percent of the Company's securities) and may not be granted more than ten years from the date of adoption of the 1993 Plan.

         As of September 18, 1998, Non-Qualified Options to purchase 83,604 shares, 83,604 shares, 50,163 shares, and 62,710 shares of Common Stock at the price of $2.60 per share have been granted under the 1993 Plan to James Ciocia, Thomas Povinelli, Gary Besmer and Kathryn Travis, respectively; Non-Qualified Options to purchase 41,766 shares, 41,766 shares, 25,060 shares, and 31,329 shares of Common Stock at the price of $3.65 per share have been granted under the 1993 Plan to James Ciocia, Thomas Povinelli, Gary Besmer and Kathryn Travis, respectively; Non-Qualified Options to purchase 18,850 shares, 18,850 shares, 11,310 shares, and 14,170 shares of Common Stock at the price of $2.50 per share have been granted under the 1993 Plan to James Ciocia, Thomas Povinelli, Gary Besmer and Kathryn Travis, respectively. The Company has granted Incentive Stock Options to purchase 20,000 shares at $7.00, 20,000 shares at $7.50, 20,000 shares at $8.00, 20,000 shares at $8.50, 20,000 shares at $9.00, 20,000 shares at 9.50 and 100,000 shares at $20.00 to Stephen Sacher. Mr. Besmer's options expired subsequent to his resignation as a director of the Company. In total, the Company has granted options that are still outstanding to purchase 619,779 shares and options to purchase 196,221 shares remain to be granted under the 1993 Plan.

         On May 19, 1997, the Company adopted the 1997 Plan. Under the 1997 Plan, the Company may issue shares of Common Stock and grant options to purchase up to an aggregate of 300,000 shares. Such options may be intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended ("Incentive Options"), or they may be intended not to qualify under such Section ("Non-Qualified Options"). No Incentive Options will be issued pursuant to the 1997 Plan until such 1997 Plan is approved by the stockholders of the Company.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following table sets forth, as of September 30, 1998, to the extent known to the Company, the ownership of the Company's Common Stock, par value $.01 per share, by (i) each person who is known by the Company to own of record or beneficially more than 5% of the issued and outstanding Common Stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

NAME OF BENEFICIAL OWNER             AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP       PERCENT OF CLASS
------------------------             -----------------------------------------       ----------------
James Ciocia                                   1,050,473(1)                                18.4%
c/o Gilman & Ciocia, Inc.
475 Northern Boulevard
Great Neck, NY 11021

Thomas Povinelli                               1,093,473(2)                                19.1%
c/o Gilman & Ciocia, Inc.
475 Northern Boulevard
Great Neck, NY 11021

Gary Besmer                                      548,480(3)                                 9.7%
35 Deer Run
East  Islip, NY 11730

Kathryn  Travis                                  368,185(4)                                 6.5%
c/o Gilman & Ciocia, Inc.
475 Northern Boulevard
Great Neck, NY 11021

Seth  Akabas                                       8,966(5)                                   *
245 West 107th Street
New York, NY 10025

Louis  Karol                                         780                                      *
28 Fairview Avenue
East Williston, NY 11596

Steven  Gilbert                                  771,154(6)                                12.6%
2420 Enterprise Road, Suite 100
Clearwater, FL 34623

Stephen  Sacher                                   20,000(7)                                   *
c/o Gilman & Ciocia, Inc.
475 Northern Boulevard
Great Neck, NY 11021

All directors and officers
as a group (6 persons)                         2,541,877                                   42.4%


---------------------------

 *       Less than 1%.

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

(6) Includes 246,154 shares owned by the Gilbert Family Limited Partnership of which Steven Gilbert is a 97% beneficiary. In addition, includes 340,000 shares issuable upon exercise of options at $3.50 per share, 100,000 shares issuable upon exercise of options at $4.75 per share and 75,000 shares issuable upon exercise of options at $13.75.

(7) Includes 20,000 shares issuable upon exercise of currently exercisable options at $7.00 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Each of James Ciocia, Thomas Povinelli and Kathryn Travis, acts and Gary Besmer while he was a director of the Company acted, as a Registered Representative for Royal Alliance and as an authorized agent for insurance carriers. See "Executive Compensation".

         The four principal stockholders, Messrs. Ciocia, Povinelli and Besmer and Ms. Travis, personally guaranteed the repayment of the Company's long-term loan in the amount of $500,000 from State Bank of Long Island, as well as the seasonal loans in the form of lines of credit as described in the "Management's Discussion and Analysis" section. Such stockholders received no consideration for such guarantees other than their salaries and other compensation.

         On July 1, 1995, the Company, Ralph Esposito, who was then its Chief Financial Officer, Kathryn Travis, a executive officer of the Company, four individuals who are relatives of the officers and an employee of the Company formed ATM Partners, LP (the "Partnership"). Such individuals and their initial investments are as follows: Madeline Esposito, the wife of the former Chief Financial Officer - $196,000, Anna Saras, the wife of the present Chief Operating Officer - $198,000, Thomas Povinelli, Sr., father of the present Chief Operating Officer - $71,000, Tracy Ciocia, wife of the President - $150,000, and Joseph Bonocore, an employee - $10,000. The Company's initial investment was $348,000 and Kathryn Travis' initial investment was $6,000. At June 30, 1997, the Company had a 41% interest in the Partnership and recognized income of approximately $73,000 from the Partnership for Fiscal 1997. During Fiscal 1997 the Partnership began liquidating its investments and distributing its assets to its partners. During Fiscal 1998, the Partnership was dissolved, and the Company wrote-off a $100,000 loan to the Partnership.

         The Company loaned the following individuals the following amounts:
$100,000 and $240,000 to James Ciocia, $100,000 and $240,000 to Thomas
Povinelli, $50,000 and $72,000 to Kathryn Travis, $50,000 to Gary Besmer and $50,000 to Steven Gilbert. These loans are due in fully amortizing biweekly installments (including interest at 7% per annum) through maturity on June 30, 2000, with the exception of the $240,000 loans to Messrs. Ciocia and Povinelli and the $72,000 loan to Kathryn Travis, which have a maturity date of August 1, 2001.

         In December 1997, the Company loaned $225,000 each to James Ciocia and Thomas Povinelli. These loans were non-interest bearing loans and were repaid by such officers/stockholders in March 1998.

         From time to time the Company employs the professional services of Sacher & Co. P.C. The President of Sacher & Co. P.C. is the Chief Financial Officer of the Company. The amounts paid to Mr. Sacher in this capacity are set forth above in "Executive Compensation."

         The Company has also made two loans to Steven Gilbert, a stockholder of the Company. The first loan is for $150,000, due in bi-weekly installments through June 15, 1999. Interest is charged at 9% per annum. The second loan is for $100,000, due on October 9, 1999. Interest on this loan is charged at 9% per annum.

         In addition, the Company holds notes receivable from Dominic Ciocia, the brother of the Company's Chief Executive Officer. The notes receivable are for $50,319 and $106,000 and are due on June 3, 1999 and June 19, 2000 respectively. Interest is charged at 8.5% and 6% per annum, respectively.

ITEM 13. EXHIBITS, LIST AND REPORTS OF FORM 8-K

         (a) Exhibits

                  3.1 Registrant's Articles of Incorporation, as amended, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY.

                  3.2 Registrant's By-Laws, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

                  4.1 Resolution of Designation, Powers, Preferences and Right of Series A Preferred Stock, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

                  4.2 Form of Warrant of Bridge Loan lenders, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

                  4.3 Form of Warrant included in Units, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

                  4.4 Form of Underwriter's Warrant, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

                  10.1     Omitted

                  10.2     Omitted

                  10.3 Escrow letter regarding certain shares of Common Stock of the Registrant, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

                  10.4     Omitted.

                  10.5 Warrant Agreement dated December 12, 1994 between the Registrant and the Warrant Agent, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

                  10.6     Omitted.

                  10.7 1993 Joint Incentive and NonQualified Stock Option Plan of the Registrant, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

                  10.8 Documents involved in the repurchase of shares and settlement with Frank Pasatieri, a former shareholder of the Registrant, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

                  10.9 Documents involved in the repurchase of shares and settlement with Alan Grad, a former shareholder of the Registrant, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

                  10.10    Omitted.

                  10.11    Omitted.

                  10.12 Documents involved in the repurchase of shares and settlement with Bernard McGee and Jay Cruice, former shareholders of the Registrant, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

                  10.13    Omitted.

                  10.14    Omitted.

                  10.15 Agreement among Registrant and James Ciocia, Thomas Povinelli, Gary Besmer and Kathryn Travis regarding the repayment of advances, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

                  10.16 Underwriting Agreement between the Registrant and Patterson Travis, Inc., incorporated by reference to exhibit number 1.1 in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

                  10.17 Stock Purchase Agreement dated February 10, 1995 between Registrant and Steven Gilbert, incorporated by reference to exhibit 99.1 to the Company's Current Report on Form 8-K, dated February 10, 1995

                  10.18 Noncompetition Agreement dated February 10, 1995 between Registrant and Steven Gilbert, incorporated by reference to exhibit 99.2 to the Company's Current Report on Form 8-K, dated February 10, 1995

                  10.19 Employment Agreement dated February 10, 1995 between Steven Gilbert Financial Corp. and Steven Gilbert, incorporated by reference to exhibit 99.3 to the Company's Current Report on Form 8-K, dated February 10, 1995

                  10.20 Registration Rights Agreement dated February 10, 1995 between Registrant and Steven Gilbert, incorporated by reference to exhibit 99.4 to the Company's Current Report on Form 8-K, dated February 10, 1995

                  10.21 Letter Agreement dated April 26, 1995 between and Steven Gilbert, incorporated by reference to exhibit
                           10.20 in the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 1995

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

                  10.24    Omitted.

                  10.25    Omitted.

                  10.26 Agreements dated November, 1995 among Rummco, Ltd., five executive officers Registrant, and Registrant in connection with the sale of stock options, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

                  10.27    Omitted.

                  10.28 Employment Agreement dated April 10, 1995 between Dominick Riolo and Registrant in connection with the opening of a new office, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

                  10.29 Employment Agreement dated April 10, 1995 between Gregory Ferone and Registrant in connection with the opening of a new office, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on File No. 33-80627

                  10.30 Employment Agreement dated April 10, 1995 between Armando Olivieri and Registrant in connection with the opening of a new office, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

                  10.31 Independent Employment Contract dated December 1993 between Abraham Dorfman and Registrant, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

                  10.32 Form of Subscription Letter representing stock issuances to individuals, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

                  10.33 Independent Contractor's Agreement dated September 6, 1995 between Howard Wilkin and the Registrant, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627

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

                  10.36 Letter of Agreement between dated October 31, 1997 by and between First Colonial Securities Group Inc. and the Registrant, incorporated by reference to the like numbered exhibit in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-80627.

                  21       List of Subsidiaries, incorporated by reference to
                           Exhibit 21 in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995

                  23.1     Consent of Arthur Andersen, LLP

                  27.1     Financial Data Schedule

         b)       Reports on Form 8-K

                  None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GILMAN & CIOCIA, INC.

                                          By:     /s/ THOMAS POVINELLI
                                            ------------------------------------
                                             Thomas Povinelli, Chief Operating
                                                           Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                    TITLE                      DATE
                     ---------                                    -----                      ----

                 /s/ JAMES CIOCIA                    Executive Officer and President   October 13, 1998
---------------------------------------------------  (principal executive officer)
                   James Ciocia                      and Director

                /s/ STEPHEN SACHER                   Chief Financial Officer,          October 13, 1998
---------------------------------------------------  (principal financial officer and
                  Stephen Sacher                     principal accounting officer)

                  /s/ SETH AKABAS                    Director                          October 13, 1998
---------------------------------------------------
                    Seth Akabas

               /s/ THOMAS POVINELLI                  Director                          October 13, 1998
---------------------------------------------------
                 Thomas Povinelli

                /s/ KATHRYN TRAVIS                   Director                          October 13, 1998
---------------------------------------------------
                  Kathryn Travis

                  /s/ LOUIS KAROL                    Director                          October 13, 1998
---------------------------------------------------
                    Louis Karol

                                      INDEX

                                                                        Page
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                F-2

FINANCIAL STATEMENTS:

    Consolidated Balance Sheet                                          F-3

    Consolidated Statements of Income                                   F-4

    Consolidated Statements of Cash Flows                               F-5

    Consolidated Statements of Stockholders' Equity                     F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-8

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Gilman & Ciocia, Inc.:

We have audited the accompanying consolidated balance sheet of Gilman & Ciocia, Inc. and subsidiaries as of June 30, 1998, and the related consolidated statements of income, stockholder' equity and cash flows for the years ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referrred to above present fairly, in all material respects, the financial position of Gilman & Ciocia, Inc. and subsidiaries as of June 30, 1998, and the results of their operations and their cash flows for the years ended June 30, 1998 and 1997, in conformity with generally accepted accounting principles.

                                              ARTHUR ANDERSEN LLP

                                              /s/ ARTHUR ANDERSEN LLP
New York, New York
September 29, 1998

                      GILMAN & CIOCIA, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 1998

                                     ASSETS


CURRENT ASSETS:
     Cash and cash equivalents                                                    $  1,705,831
     Marketable securities                                                             114,359
     Accounts receivable, net of allowance
          for doubtful accounts of $87,500                                           2,251,111
     Receivables from related parties, current portion                                 389,230
     Prepaid expenses and other current assets, net of allowance
           for doubtful collections of $100,000                                      1,138,721
     Deferred tax assets, current portion                                               85,000
                                                                                  ------------

                     Total current assets                                            5,684,252


Property and equipment, net                                                          1,948,371
Intangible assets, net of accumulated amortization of $820,898                         937,823
Receivables from related parties, net of current portion                               789,030
Deferred tax assets                                                                     66,899
Other assets                                                                           324,812
                                                                                  ------------

                     Total assets                                                 $  9,751,187
                                                                                  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Short-term borrowings                                                        $     50,000
     Accounts payable and accrued expenses                                             520,711
     Income taxes payable                                                              162,889
                                                                                  ------------

                      Total current liabilities                                        733,600
                                                                                  ------------



COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
     Preferred stock - $.001 par value - shares authorized
          100,000; none issued and outstanding Common stock - $.01 par value -
     shares authorized
          9,000,000; issued and outstanding 5,606,913 shares                            56,069
     Paid-in capital                                                                 6,377,334
     Retained earnings                                                               3,604,714
                                                                                  ------------
                                                                                    10,038,117
     Less- Treasury Stock, at cost; 211,315 shares                                    (784,782)
           Stock subscriptions and accrued interest receivable                        (148,845)
           Unrealized loss on marketable securities, net of income taxes               (86,903)
                                                                                  ------------
                       Total stockholders' equity                                    9,017,587
                                                                                  ------------

                       Total liabilities and stockholders' equity                 $  9,751,187
                                                                                  ============

The accompanying notes are an integral part of this consolidated statement.

                      GILMAN & CIOCIA, INC. & SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                                                                1998             1997
                                                                ----             ----
REVENUES:
     Tax preparation fees                                  $ 10,164,550     $  9,921,967
     Financial planning commissions                          16,578,032       12,464,284
     Direct mail services                                     1,790,501        2,188,320
                                                           ------------     ------------

                           Total revenues                    28,533,083       24,574,571
                                                           ------------     ------------

OPERATING EXPENSES:
     Salaries and commissions                                14,537,505       13,083,818
     General and administrative expenses                      4,194,061        3,572,901
     Advertising                                              2,732,867        2,819,941
     Direct mail costs                                          770,472        1,136,347
     Rent                                                     2,037,117        1,884,768
     Depreciation and amortization                              858,391          785,922
                                                           ------------     ------------
                           Total operating expenses          25,130,413       23,283,697
                                                           ------------     ------------

                           Operating income                   3,402,670        1,290,874
                                                           ------------     ------------

OTHER INCOME (EXPENSES):
     Interest and investment income                             107,953          163,697
     Interest expense                                          (175,536)        (201,534)
     Other income                                                83,068           16,557
                                                           ------------     ------------
                           Total other income (expense)          15,485          (21,280)
                                                           ------------     ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                      3,418,155        1,269,594

PROVISION FOR INCOME TAXES                                    1,406,810          393,600
                                                           ------------     ------------

                           Net income                      $  2,011,345     $    875,994
                                                           ============     ============

NET INCOME PER SHARE:
     Basic                                                 $       0.37     $       0.16
     Diluted                                                       0.32             0.16


WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES:
     Basic                                                    5,383,093        5,479,611
     Diluted                                                  6,315,345        5,572,854

The accompanying notes are an integral part of these consolidated statements.

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


                                                                         1998             1997
                                                                         ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                      $ 2,011,345     $   875,994
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Compensation expense recognized in connection
           with the reissuance of treasury stock and the issuance
           of stock options                                               61,831          41,551
        Depreciation and amortization                                    858,391         785,922
        Income from investment in partnership                            (25,051)        (73,127)
        Deferred tax provision (benefit)                                (124,000)        105,686
        Gain (loss) on sale of marketable securities                      16,213          (6,580)
        Deferred compensation expense                                    162,477         235,013
        Provisions for doubtful collections                              100,000          41,526
        Interest on stock subscriptions                                  (13,546)        (27,108)
        Unrealized gain on marketable securities                        (105,172)         (6,828)
         Income tax benefit on exercise of stock options                  63,000              --
         Proceeds from sale of marketable securities                      22,323          32,580
        (Increase) decrease in:
             Accounts receivable                                      (1,141,576)       (174,375)
             Prepaid expenses and other current assets                  (243,974)       (115,009)
             Advances to affiliated financial planners                   (87,500)        (78,214)
             Security deposits                                           (28,732)        (16,872)
             Accounts payable and accrued expenses                        33,883        (109,312)
             Income taxes payable                                         94,689           5,598
                                                                     -----------     -----------
                Net cash provided by operating activities              1,654,601       1,516,445
                                                                     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                    (772,930)       (592,362)
Acquisition of intangible assets                                        (145,176)       (487,442)
Investments                                                                   --        (150,000)
Deferred acquisition costs                                               (54,955)             --
Proceeds from sales of investments                                       214,652         378,009
Loan repayments from related parties                                     273,813         398,545
Loans to related parties                                                (631,228)       (676,250)
                                                                     -----------     -----------
                Net cash used in investing activities                 (1,115,824)     (1,129,500)
                                                                     -----------     -----------

The accompanying notes are an integral part of these consolidated statements.

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


                                                                           1998             1997
                                                                           ----             ----
CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of treasury stock                                          $  (179,123)    $  (733,200)
Proceeds from bank and other loans                                       3,000,000       3,602,000
Payments of bank and other loans                                        (4,401,487)     (2,859,262)
Proceeds from sale of common stock
     and exercise of stock options                                          54,125         100,857
Proceeds from stock subscriptions                                           87,869         261,954
Incurrence of deferred registration costs                                 (314,819)        (60,600)
                                                                       -----------     -----------
                Net cash (used in) provided by financing activities     (1,753,435)        311,749
                                                                       -----------     -----------

                Net (decrease) increase in cash                         (1,214,658)        698,694

CASH, beginning of year                                                  2,920,489       2,221,795
                                                                       -----------     -----------

CASH, end of year                                                      $ 1,705,831     $ 2,920,489
                                                                       ===========     ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid during the year for-
     Interest                                                          $   188,592     $   196,405
     Income taxes                                                        1,297,320         439,724
Noncash transactions-
     Liquidation of investment in partnership into
        marketable securities                                              110,793          68,830
     Reissuance of treasury stock at fair value                             32,897          94,644



The accompanying notes are an integral part of these consolidated statements.

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997




                                                   COMMON  STOCK      PAID-IN       RETAINED       TREASURY STOCK
                                               SHARES       AMOUNT    CAPITAL       EARNINGS     SHARES       AMOUNT
                                             --------------------------------------------------------------------------
BALANCE AT JULY 1, 1996                      $5,550,582    $55,505   $6,184,075      717,375        -          -


PAYMENTS RECEIVED ON STOCK

PURCHASE OF TREASURY STOCK                                                                       175,900     (733,200)

REISSUANCE OF TREASURY STOCK                                            (53,093)                 (18,467)      94,644

ISSUANCE OF COMMON STOCK ON EXERCISE

   OF STOCK OPTIONS                              28,331        284      100,573

ACCRUED INTEREST INCOME                                                                          (27,108)

NET INCOME                                                                           875,994
                                                                                  ----------


BALANCE AT JUNE 30, 1997                     $5,578,913    $55,789   $6,231,555   $1,593,369    $157,433   $ (638,556)
                                             ==========    =======   ==========   ==========    ========   ==========





BALANCE AT JULY 1, 1997                      $5,578,913    $55,789   $6,231,555   $1,593,369    $157,433   $ (638,556)




PAYMENTS RECEIVED ON STOCK

PURCHASE OF TREASURY STOCK                                                                        60,700     (179,123)

UNREALIZED LOSS ON MARKETABLE SECURITIES

 REISSUANCE OF TREASURY STOCK                                            28,934                   (6,818)      32,897

ISSUANCE OF COMMON STOCK ON EXERCISE

 OF STOCK OPTIONS                                28,000        280       53,845

ACCRUED INTEREST INCOME

INCOME TAX BENEFIT ON EXERCISE OF

    STOCK OPTIONS                                                        63,000

NET INCOME                                                                         2,011,345
                                                                                  ----------


BALANCE AT JUNE 30, 1998                     $5,606,913    $56,069   $6,377,334   $3,604,714    $211,315   $ (784,782)
                                             ==========    =======   ==========   ==========    ========   ==========


                                             STOCK
                                          SUBSCRIPTIONS  UNREALIZED
                                           AND ACCRUED     LOSS ON         TOTAL
                                             INTEREST     MARKETABLE     STOCKHOLDER'S
                                            RECEIVABLE    SECURITIES        EQUITY
                                         ----------------------------------------------------
BALANCE AT JULY 1, 1996                      (458,014)    $        -     $6,498,941


PAYMENTS RECEIVED ON STOCK                    261,954                       261,954

PURCHASE OF TREASURY STOCK                                                 (733,200)

REISSUANCE OF TREASURY STOCK                                                 41,551

ISSUANCE OF COMMON STOCK ON EXERCISE

   OF STOCK OPTIONS                                                         100,857

ACCRUED INTEREST INCOME                       (27,108)

NET INCOME                                                                  875,994
                                                                         ----------


BALANCE AT JUNE 30, 1997                   $ (223,168)    $        -     $7,018,989
                                           ==========     ==========     ==========





BALANCE AT JULY 1, 1997                    $ (223,168)    $        -     $7,018,989




PAYMENTS RECEIVED ON STOCK                     87,869                       87,869

PURCHASE OF TREASURY STOCK                                                (179,123)

UNREALIZED LOSS ON MARKETABLE SECURITIES                     (86,903)      (86,903)

 REISSUANCE OF TREASURY STOCK                                               61,831

ISSUANCE OF COMMON STOCK ON EXERCISE

 OF STOCK OPTIONS                                                           54,125

ACCRUED INTEREST INCOME                                      (13,546)      (13,546)

INCOME TAX BENEFIT ON EXERCISE OF

    STOCK OPTIONS                                                           63,000

NET INCOME                                                               2,011,345
                                                                        ----------


BALANCE AT JUNE 30, 1998                   $ (148,845)    $  (86,903)   $9,017,587
                                           ==========     ==========    ==========


The accompanying notes are an integral part of these consolidated statements.

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998

1.       ORGANIZATION AND NATURE OF BUSINESS

Business

Gilman & Ciocia, Inc. and subsidiaries (the "Company"), which is incorporated in Delaware, provides income tax preparation and financial planning services primarily to individuals, as well as direct mail services through its Progressive Mailing Services ("Progressive") division. The Company has three wholly owned subsidiaries, two of which are inactive. The active subsidiary, Gilman & Ciocia Securities, Inc. d/b/a JT Securities, Inc. ("JT"), was a registered broker-dealer pursuant to the provisions of the Securities Exchange Act of 1934 until October 1998.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of all wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

The Company has several insignificant investments in 20% to 50% owned companies which are accounted for on the equity method. Accordingly, the Company's share of the earnings of these companies is included in consolidated net income.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include investments in money market funds and are stated at cost, which approximates market value.



Marketable Securities

The Company has classified its short-term investments in debt instruments as either trading securities or available for sale securities that are reported at fair value with unrealized gains and losses included in earnings or stockholders' equity, respectively.


Property and Equipment

Property and equipment are carried at cost. Depreciation and amortization are determined using straight-line or accelerated methods over the estimated useful lives of the assets or, for leasehold improvements, over the lease terms which range from one to seven years.


Intangible Assets

Intangible assets represent the costs of $1,759,610 for June 30, 1998 to acquire income tax businesses, lists of customer accounts and related covenants not to compete. Amortization expense is computed on a straight-line basis over a period of five years, and amounted to $354,649 and $274,613 for the years ended June 30, 1998 and 1997, respectively.

The Company's operational policy for the assessment and measurement of any impairment in the value of the intangible assets acquired which is other than temporary is to evaluate the recoverability and remaining life of the intangible assets and determine whether the intangible assets should be completely or partially written-off or the amortization period accelerated. The Company will recognize impairment in the value of the intangible assets if the undiscounted estimated future operating cash flows of the relevant assets acquired are determined to be less than their carrying amount. If the Company determines that impairment has occurred, the measurement of the impairment will be equal to the excess of the carrying amount of the intangible assets over the amount of the discounted estimated operating cash flows.

During fiscal 1998 and 1997, the Company acquired intangible assets for approximately $145,000 and $487,000, respectively.

Impairment of Long-Lived Assets

The Company follows the Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. Management evaluates the recoverability of its intangible assets and other long-lived assets and several factors are used in the valuation including, but not limited to, management's plans for future operations, recent operating results and projected cash flows.

Deferred Rent

Certain of the Company's lease agreements provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than initial occupancy. Provision has been made for the excess of operating lease rental expense, computed on a straight-line basis over the lease term, over cash rentals paid.

Revenue Recognition

The Company recognizes all revenues associated with income tax preparation and direct mail services upon completion of the services. Securities transactions and related commission revenue and expenses are recognized on a trade date basis. Commission revenue and expenses on sales of life insurance policies are recognized when the policies are effective.

The consolidated statements of income includes as commission revenue from financial planning services, commissions received from financial planning services and insurance underwriters, received directly by the Company as well as the commissions paid by Royal Alliance, Inc. ("Royal") to affiliated financial planners representing the financial planners' share of commissions. Accordingly, the payments made directly to the affiliated financial planners are also included in salaries and commission expense.


Advertising

Costs to develop advertising are accumulated and expensed upon the first mailing of such advertising in accordance with SOP 93-7. Costs to develop tax season programs and associated printing and paper costs are deferred in the first and second fiscal quarters and expensed in the third fiscal quarter upon the first use of such advertisement in the advertising programs.


Income Taxes

Income taxes have been provided using the liability method in accordance with SFAS No. 109 "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying estimated tax rates and laws to taxable years in which such differences are expected to reverse.

Stock-based Compensation

SFAS No. 123, "Accounting for Stock Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation awards to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options awarded to employees and directors is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee or director must pay to acquire the stock.

As required, the Company follows SFAS No. 123 to account for stock-based compensation awards to outside consultants. Accordingly, compensation costs for stock option awards granted to outside consultants and non-employee financial planners is measured at the date of grant based on the fair value of the award using the Black-Scholes option pricing model (Note 6).

 Net Income Per Share

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 , "Earnings Per Share." This statement establishes new standards for computing and presenting earnings per share (EPS), replacing the presentation of primary EPS with a presentation of basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both basic EPS and diluted EPS on the face of the statement of operations. Under this new standard, basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. The Company has adopted Statement No. 128 for the year ended June 30, 1998 and has restated its weighted-average shares for all prior periods presented. ( Note 7)

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, marketable securities, accounts receivable, notes receivable, accounts payable and borrowings, approximated fair value as of June 30, 1998 because of the relatively short-term maturity of these instruments and their market interest rates.

New Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires entities to disclose financial and detailed information about their operating segments in a manner consistent with internal segment reporting used by the Company to allocate resources and assess financial performance. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated (Note 9).

The Company has adopted SFAS No. 130 and 131 for the fiscal year ended June 30, 1998. SFAS No. 130 and 131 expand and modify financial statement disclosures and, accordingly, have no impact on the Company's results of operations, earnings per share or financial position.

In April 1998, the AICPA issued Statement of Position (SOP) 98-5 "Reporting Costs of Start-Up Activities," which establishes standards for the accounting of start-up costs. Costs of start-up activities, including organization costs, should be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, although earlier application is encouraged. The Company has adopted SOP 98-5 during fiscal year 1998, however, the effects of this standard have no material impact on the Company's results of operations, earnings per share or financial position.


3.       RECEIVABLES FROM RELATED PARTIES

Notes receivable from officers/stockholders of the Company that are due in aggregate bi-weekly installments of $2,295 (including interest
at 7% per annum)  through June 30,2000                                      $  202,447

Notes receivable from officers/stockholders of the Company that are due in aggregate monthly payments of  $9,634 (including interest at 7%
per annum) commencing September 1, 1998 through August 1, 2001                 552,000

Notes receivable of $50,319 and $106,000 from independent contractors/stockholders of the Company due on June 3, 1999 and June 19, 2000 respectively. Interest is charged at
8.5% and 6% per annum, respectively                                            156,319

Receivable from employee/stockholder of the Company, due in bi-weekly installments of $3,156 through June 15, 1999. Interest is charged at
9% per annum                                                                    78,360


Note receivable from employee/stockholder of the Company due on
October 9, 1999.  Interest is charged at 9% per annum                          121,989

Other
                                                                                67,145
                                                                            ----------
                                                                             1,178,260
Less-  Current portion                                                         389,230
                                                                            ----------
                                                                            $  789,030
                                                                            ==========


Interest income from these related party receivables was approximately $21,000 and $10,000, for the years ended June 30, 1998 and 1997, respectively.



4.  PROPERTY AND EQUIPMENT, NET

Major classes of property and equipment, net consist of the following:

       Buildings                                          $  405,866
       Equipment                                           2,752,135
       Furniture and fixtures                                402,432
       Leasehold improvements                                204,000
                                                          ----------
                                                           3,764,433
       Less- Accumulated depreciation and amortization     1,816,062
                                                          ----------

                                                          $1,948,371
                                                          ==========

For the years ended June 30, 1998 and 1997 depreciation and amortization expense from property and equipment was approximately $504,000 and $394,000, respectively.


5.  COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under various noncancelable lease agreements for the rental of office space through 2003. The lease agreements for office space contain escalation clauses based principally upon real estate taxes, building maintenance and utility costs. The following is a schedule by fiscal year of future minimum rental payments required under operating leases as of June 30, 1998.

1999       $1,501,617
2000        1,101,162
2001          657,848
2002          304,009
2003           85,325



Professional Liability or Malpractice Insurance

The Company does not maintain any professional liability or malpractice insurance policy. Although the Company believes it complies with all applicable laws and regulations, no assurance can be given that the Company will not be subject to professional liability or malpractice suits.

Clearing Agreements

 The Company is party to a clearing agreement with an unaffiliated correspondent broker which states that JT will assume customer obligations should a customer of JT default. At June 30, 1998, approximately $25,000 of cash is held as a deposit requirement by the broker.

Net Capital Requirements

JT is subject to the SEC's Uniform Net Capital Rule 15c 3-1, which requires the maintenance of minimum regulatory net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to
1. At June 30, 1998, JT had net capital of $142,320 , which was $117,320 in excess of its required net capital of $25,000.

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

Litigation

In April 1998, an investment banker and its assignee, instituted a suit in the U.S. District Court in Austin Texas, demanding issuance, collectively, of 100,000 warrants to purchase the Company's common stock at $5.13 per share (alleged to have been issuable under an investment banking agreement pursuant to which the investment banker was to have provided investment banking services to the Company), as well as attorney's fees and exemplary damages. The Company believes, among other defenses, that the investment banker defaulted under such agreement and provided no material services to the Company. The Company is defending such suit vigorously. In addition, the Company has received a demand letter from a consultant (an entity believed to be affiliated with the investment banker) demanding the issuance of 150,000 warrants to purchase the Company's common stock at $5.13 per share, alleged to have been issuable under a consulting agreement pursuant to which the consultant was to have provided consulting services to the Company. The

Company believes that the consultant defaulted under such agreement and provided no material services to the Company. The Company has denied such demand.

Subsequent to June 30, 1998, a legal action was instituted against the Company pertaining to a wrongful death matter allegedly sustained in a Company automobile more than nine years ago. The complaint seeks indemnification in the amount of up to $3.5 million. The allegations in the complaint are based upon a $1.7 million payment made by the plaintiffs plus an additional $1.8 million payment for which plaintiffs ultimately may be held liable. An additional action is currently pending to determine the liability allocation. The Company answered the complaint by asserting numerous defenses which it believes are meritorious. The case is currently entering the discovery phase, and, therefore, the Company is unable to determine at this time the ultimate success of any asserted allegation or defense.

Payroll Taxes

The Company annually provides its employees with Form W-2 and its outside consultants with Form 1099 and Royal provides the financial planners with Form 1099 all of which are in accordance with tax law and industry practices. While the Company has not experienced any federal or state payroll tax audits, should a taxing authority assert that an outside consultant is an employee, the Company believes that it is unlikely that any such audit would have a material effect on its consolidated financial position, results of operations or cash flows.


6.  STOCKHOLDERS' EQUITY

Warrants

At June 30, 1998 the Company had 507,926 and 50,783 warrants outstanding pertaining to those issued to the public and the underwriter, respectively, in connection with the Initial Public Offering in 1994. Each warrant issued to the public grants the holder the right to purchase one share of common stock at an exercise price of $4.67 and expires October 30, 1998. For an exercise price of $8.40 per warrant, each of the warrants issued to the underwriter gives the holder two shares of common stock and a warrant to purchase another share of common stock at an exercise price of $4.67 and expire in September 1999.

Stock Option Agreements
and Stock Option Plan

The Company has granted stock options to employees, directors and consultants pursuant to individual agreements or to its incentive and non-qualified stock option plan.

In September 1993, the Company's Board of Directors and Stockholders adopted the Company's Joint Incentive and NonQualified Stock Option Plan (the "Option Plan"). The Option Plan provides for the granting, at the discretion of the Board of Directors, of: (i) options that are intended to qualify as incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to employees and (ii) options not intended to so qualify to employees, officers and directors. The total number of shares of common stock for which options may be granted under the Option Plan is 816,000 shares. The number of shares granted, prices, terms of exercise, and expiration dates are determined by the Board of Directors. The Plan will terminate in September 2003. At June 30, 1998, 420,002 options have been granted under the Option Plan.

 The Company charged earnings for compensation expense of $134,823 for the year ended June 30, 1998, in connection with the issuance of stock options to an outside consultant. There were no compensatory stock options issued during fiscal 1997.

The table below summarizes plan and nonplan stock option activity:

                                                  Weighted
                                                   Average
                             Number of Shares   Exercise Price
                             ----------------   --------------
Outstanding, July 1, 1996       1,392,002            3.89

    Granted                       273,000            2.70
    Canceled                     (299,000)           4.21
                                ---------

Outstanding, June 30, 1997      1,366,002            3.59

     Granted                    1,748,000            9.18
     Exercised                    (28,000)           1.93
     Cancelled                   (250,000)           5.13
                                ---------
Outstanding,  June 30, 1998     2,836,002            6.92
                                =========
Exercisable,  June 30, 1997     1,093,002            3.81
                                =========
Exercisable,  June 30, 1998       845,002            3.54
                                =========

The weighted average grant date fair value of options granted during the years ended June 30, 1998 and 1997 is $ 5.41 and $1.00 per option, respectively.

Options outstanding and exercisable at June 30, 1998 and related weighted average exercise price and life information follows:

             Fiscal Year            Options Outstanding               Options Exercisable            Remaining
              Grant Date          Shares            Price           Shares           Price         Life (Years)
              ----------          ------            -----           ------           -----         ------------
          1994                     420,002          $2.95           420,002          $2.95              1/4
          1995                     405,000           3.34           405,000           3.34               5
          1996                     -
          1997                     273,000           2.70                --             --               4
          1998                   1,738,000           9.23            20,000          $7.00               8



The Company has adopted the disclosure-only provision of SFAS No. 123. Accordingly, no compensation cost has been recognized for the employee stock options. Had compensation cost for the Company's employee stock options been determined based on the fair value at the grant date for options granted since July 1, 1995 consistent with the provisions of SFAS No. 123, the Company's net income or loss and earnings or loss per share would have been reduced to the pro forma amounts indicated below:

                                              Years ended June 30,
                                              --------------------
                                              1998            1997
                                              ----            ----
Net income, as reported                $   2,011,345     $   875,994
Net income (loss), pro forma                  (46,191)        832,418
Earnings per share, as reported                  0.32            0.16
Earnings (loss) per share, pro forma            (0.01)           0.15

The pro forma effect on net income or loss for fiscal years 1998 and 1997 does not take into consideration pro forma compensation expense related to grants made prior to fiscal year 1996.

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

Expected life (years)          3
Interest rate                  7.00%
Volatility:
     June 30, 1998            73.6%
     June 30, 1997            61.9%
Dividend yield                 0%

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

Treasury Stock

During fiscal 1998, the Company acquired 60,700 shares of its common stock for an aggregate cost of $179,123 and reissued 6,818 of these shares to employees and consultants. The reissuance gave rise to the recognition of compensation expense in the amount of $61,831 representing the excess of the fair value of these shares at reissuance over their cost.

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

Stock Subscriptions and
Accrued Interest Receivable

Stock subscriptions receivable of $148,845 at June 30, 1998, bear interest at a rate of 9% per annum. For the years ended June 30, 1998 and 1997, the Company recognized interest income of $13,546 and $27,108, respectively. At June 30, 1998 accrued interest receivable was $22,860.

The Company is holding in escrow all of the shares of its common stock related to the stock subscription receivable. The shares will be released when the stock subscription receivables are collected.

The following is a schedule by year of principal payments to be received:


                            Year ending June 30:

                                1999                           $       80,735
                                2000                                   45,250
                                                               --------------
                                                               $      125,985
                                                               ==============


7.  EARNINGS PER SHARE

In accordance with SFAS No. 128, a reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings is as follows:



                                    YEAR ENDED JUNE 30, 1998                      YEAR ENDED JUNE 30, 1997
                                    ------------------------                      ------------------------
                                                              Per Share                                   Per Share
                                                              ---------                                   ---------
                           Net Income       Shares            Amounts       Net Income      Shares        Amounts
                           ----------       ------            -------       ----------      ------        -------
Basic EPS                  $2,011,345     5,383,093           $  0.37       $ 875,994       5,479,611     $  0.16
Dilutive Stock options
& warrants                                  932,252                                            93,243
                                          ---------                                         ---------
Dilutive EPS               $2,011,345     6,315,345           $  0.32       $ 875,994       5,572,854     $  0.16


The potentially dilutive shares that were not included in the computation of diluted earnings per share because to do so would be antidilutive consist of stock options and warrants as follows:


                                                                       Options/Warrants
                                                                       ----------------

                           Year Ended June 30, 1998                       675,000
                           Year Ended June 30, 1997                     2,026,277



8. RELATED PARTY TRANSACTIONS

Investment in ATM Partners, L.P.

In July 1995, the Company, together with one of its former officers and five individuals who are relatives of the officers of the Company formed ATM Partners, LP former (the "Partnership"), an Investment Partnership. All investment transactions were executed through JT. At June 30, 1997, the Company had approximately a 41%, interest in the Partnership. The Company recognized income of approximately, $73,000 from the Partnership for the year ended June 30, 1997. Such partnership began liquidating its investments and distributing its assets to its partners in the Company's 1997 fiscal year, and fully liquidated its remaining investment in fiscal 1998. During fiscal 1998, the Company wrote-off a $100,000 receivable due from the Partnership.

Professional Fees

During fiscal 1998 and 1997, professional firms related to officers and directors of the Company charged the Company fees totaling approximately $200,000 and $75,000, respectively.

9. SEGMENTS OF BUSINESS

The Company is a provider of income tax preparation and financial planning services to individuals and businesses in various states across the country. Direct mail services are provided primarily to businesses and individuals in the New York metropolitan area.

The following presents financial information by segment for the years ended June 30, 1998 and 1997:

                                                Tax        Financial
                                            Preparation     Planning      Direct Mail    Eliminations   Consolidation
                                            -----------    -----------    -----------    ------------   -------------
Year ended June 30, 1998:
    Revenues from unaffiliated customers    $10,164,550    $16,578,032    $ 1,790,501    $      --       $28,533,083

    Intersegment revenues                          --             --        2,369,447     (2,369,447)           --
                                            -----------    -----------    -----------    -----------     -----------

              Total revenues                 10,164,550     16,578,032      4,159,948     (2,369,447)     28,533,083

Direct costs                                  6,608,421      9,868,394      3,553,154     (2,369,447)     17,660,522
Depreciation and amortization                   311,418        508,102         38,871           --           858,391
General corporate expenses                    2,427,443      3,960,564        223,493           --         6,611,500
                                            -----------    -----------    -----------    -----------     -----------
              Operating income              $   817,268    $ 2,240,972    $   344,430    $      --       $ 3,402,670
                                            ===========    ===========    ===========    ===========     ===========

Interest expense                            $    89,207    $    86,329    $      --      $      --       $   175,536
                                            ===========    ===========    ===========    ===========     ===========

Identifiable assets                         $ 6,245,447    $ 6,043,903    $   593,101    $(3,131,264)    $ 9,751,187
                                            ===========    ===========    ===========    ===========     ===========
Capital expenditures                        $   772,930    $      --      $    79,867    $      --       $   852,797
                                            ===========    ===========    ===========    ===========     ===========


Direct costs consist of the following:
    Direct mail costs                       $      --      $      --      $   770,472    $      --       $   770,472

    Advertising                               1,376,457      1,332,030      2,393,827     (2,369,447)      2,732,867
    Rent                                        746,906      1,218,636         71,575           --         2,037,117
    Salaries and commissions                  4,485,058      7,317,728        317,280           --        12,120,066
                                            -----------    -----------    -----------    -----------     -----------
                 Total direct costs         $ 6,608,421    $ 9,868,394    $ 3,553,154    $(2,369,447)    $17,660,522
                                            ===========    ===========    ===========    ===========     ===========


                                                Tax        Financial
                                            Preparation     Planning      Direct Mail     Eliminations   Consolidation
                                            -----------    -----------    -----------     ------------   -------------
Year ended June 30, 1997:
    Revenues from unaffiliated customers    $ 9,921,967    $12,464,284    $ 2,188,320     $      --       $24,574,571
    Intersegment revenues                          --             --        2,275,000      (2,275,000)           --
                                            -----------    -----------    -----------     -----------     -----------
              Total revenues                  9,921,967     12,464,284      4,463,320      (2,275,000)     24,574,571
Direct costs                                  6,025,407      9,729,797      4,162,670      (2,275,000)     17,642,874

Depreciation and amortization                   450,091        315,761         20,070            --           785,922
General corporate expenses                    2,647,426      1,857,300        350,175            --         4,854,901
                                            -----------    -----------    -----------     -----------     -----------
              Operating income              $   799,042    $   561,428    $   (69,595)    $      --       $ 1,290,874
                                            ===========    ===========    ===========     ===========     ===========

Interest expense                            $   118,442    $    83,092    $      --       $      --       $   201,534
                                            ===========    ===========    ===========     ===========     ===========

Identifiable assets                         $ 7,135,360    $ 5,005,800    $   329,938     $(3,376,844)    $ 9,094,254
                                            ===========    ===========    ===========     ===========     ===========

Capital expenditures                        $   553,446    $      --      $    38,916     $      --       $   592,362
                                            ===========    ===========    ===========     ===========     ===========

Direct costs consist of the following:
    Direct mail costs                       $      --      $      --      $ 1,136,347     $      --       $ 1,136,347
    Advertising                               1,642,630      1,152,386      2,299,925      (2,275,000)      2,819,941
    Rent-                                     1,044,261        732,599        107,908            --         1,884,768

       Salaries and commissions               3,338,516      7,844,812        618,490            --        11,801,818
                                            -----------    -----------    -----------     -----------     -----------
                 Total direct costs         $ 6,025,407    $ 9,729,797    $ 4,162,670     $(2,275,000)    $17,642,874
                                            ===========    ===========    ===========     ===========     ===========

Intersegment sales are recognized upon the completion of the services associated with direct mail services.



10. TAXES ON INCOME

Provisions for income taxes in the consolidated financial statements consist of the following:




                                                        June 30,        June 30,
                                                          1998            1997
                                                       -----------     -----------
Current:
    Federal                                            $ 1,247,828     $   211,903
    State and local                                        282,982          76,011
                                                       -----------     -----------
                 Total current                           1,530,810         287,914
                                                       -----------     -----------

Deferred:
    Federal                                                (90,304)         82,025
    State and local                                        (33,696)         23,661
                                                       -----------     -----------
                 Total deferred tax (benefit)             (124,000)        105,686
                                                       -----------     -----------
                                                       $ 1,406,810     $   393,600
                                                       ===========     ===========


Deferred tax assets as of June 30, 1998 consist of the following:


Compensation expense recognized for financial reporting purposes in          $ 114,400
    connection with common
    stock option grants issued at below market value
Book amortization of intangibles in excess of tax
                                                                               144,400
Provision for bad debts
                                                                                75,200
Provision for deferred rent liability
                                                                                27,600
Book depreciation in excess of tax                                            (146,717)
Investments accounted for under the equity method                              (62,984)
                                                                             ---------
                                                                             $ 151,899
                                                                             =========

No valuation allowance has been established against the deferred tax assets because management believes that all of the deferred tax assets will be realized.

A reconciliation of the federal statutory rate to the income taxes is as follows:

                                                               1998                    1997
                                                       -------------------     --------------------
Year ended June 30:
  Federal income taxes computed at statutory rates     $1,162,173     34.0%    $  431,662      34.0%

  State and local taxes, net of federal tax benefit       205,089      6.0         76,176       6.0

  Reversal of under/(over) accruals                        22,810      0.7       (156,000)     (12.3)
  Other                                                    16,738      0.5         41,762       3.3
                                                       ----------     ----     ----------      ----
                                                       $1,406,810     41.2%    $  393,600      31.0%
                                                       ==========     ====     ==========      ====