Form 10QSB
period 1998-09-30
GILMAN & CIOCIA INC
filed 1998-11-17
CIK 914142

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
/X/      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED 09/30/98

         TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
/ /      ACT OF 1934 (NO FEE REQUIRED)

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

                                 Yes /X/ No / /

         State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of November 13, 1998, 6,382,812 shares of the issuer's common equity were outstanding.

                                     PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
                                                                            Page
Consolidated Balance Sheets as of September 30, 1998                   F-1 - F-2

Consolidated Statements of Operations for the three-months
Ended September 30, 1998 and 1997                                            F-3

Consolidated Statements of Stockholders' Equity for the three months
Ended September 30, 1998                                                     F-4

Consolidated Statements of Cash Flows for the three months ended
September 30, 1998 and 1997                                            F-5 - F-6

Notes to Consolidated Financial Statements                             F-7 - F-8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

PLAN OF OPERATION

         Over the past three fiscal years, the Company opened 62 new offices, which represents 47% of all offices at September 30, 1998. During the quarter ended September 30, 1998, the Company purchased four new tax practices, two of which are located in Florida and two are located in New York. The Company plans to continue its tax practice expansion and recruit successful financial planners
 . In addition, the Company anticipates that it may acquire existing securities broker/dealers to increase the number of financial planners who provide financial planning services to clients of the Company. The Company anticipates funding this growth from the proceeds of future offerings of equity securities, if any, the proceeds received in October 1998 pursuant to the exercise of the Company's public and underwriter warrants, operating profits and use of its short-term line of credit.

         The Company continued its operations of a direct mail division in order to control the substantial costs of advertising its many offices. This division was acquired to specifically reduce the costs of advertising for the Company. The Company believes that the direct mail division results in lower advertising costs on a per-office by taking advantage of economies of scale .The Company's direct mail division operates as an independent division and solicits its own customers for its direct mail services.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 COMPARED.

         The Company's revenues for the three months ended September 30, 1998 were $5,764,434 as compared to revenues of $3,996,094 for the comparable period of the prior year. This increase was attributable primarily to increased commissions from increased sales of financial planning services and additional affiliated financial planners.

         The Company's total revenues for the quarter ended September 30, 1998 consist of $241,191 for tax preparation services, $5,179,966 for financial planning services, and $343,277 for direct mail services. The Company's total revenues for its quarter ended September 30, 1997 consist of $279,944 for tax preparation services, $3,356,306 for financial planning services and $359,844 for direct mail services.

         The consolidated statement of operations for the three months ended September 30, 1997 have been restated to reflect the total of the commission revenue received by the Company and the commissions paid by Royal Alliance directly to the financial planners (who are registered representatives of Royal Alliance but are affiliated with the Company) as the Company's revenue from financial planning services. The resulting increase in commission revenue is offset by an increase in commission expense equal to the same amount. Accordingly, this restatement had no effect on the Company's consolidated financial position, net income (loss) or cash flows.

         The increase in the Company's financial planning revenues for the quarter ended September 30, 1998 compared to the prior year's first quarter was approximately 54% . The increase in such financial planning revenues is attributable to the continued growth of the existing offices and the increase of production from new financial planners. The remaining growth in financial planning revenues is a result of increased securities and insurance transactions attributable to existing financial planners.

         The Company's operating expenses for the quarter ended September 30, 1998 were $6,004,295 as compared to operating expenses of $4,169,778 for the comparable period of the prior year. The increase in operating expenses was attributable to an increase in salaries and commissions in the amount of $1,354,996, an increase in general and administrative expenses of $205,471, an increase in direct mail costs of $13,960, an increase in advertising expenses of $230,044, and an increase in depreciation and amortization of $59,037. These increases in operating expenses were offset by a decrease in rent expenses of $28,991.

         The increase in operating expenses was primarily attributable to the costs associated with an increase of financial planning services (including the number of financial planners and the overall financial planning revenues).

         The increase in salaries and commissions is primarily due to an increase in commissions payable to financial planners as a result of the increased sales of financial planning services and the addition of financial planners.

         The increase in general and administrative expenses is due primarily to the Company's expansion of operations from the opening of seven new offices in January 1998. This resulted in an increase in office expenses for the quarter ended September 30, 1998.

         Advertising costs increased due to expenses associated with the mailing costs relating to newsletters and financial planning seminars.

         The increase in depreciation and amortization expense is due primarily to the depreciation of new computer equipment and the amortization of additional intangible assets.

         The Company's net loss for the three months ended September 30, 1998 was $122,467 as compared to $112,640 for the three months ended September 30, 1997. The increase of approximately 9% is primarily due to the operating results of the direct mail division.

The Company's business is highly seasonal, with the majority of its revenue earned in the first four months of the calendar year. The Company does not consider inflation to be a risk to the cost of doing business in the current or foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's revenues have been, and are expected to be, highly seasonal. As a result, the Company must generate sufficient cash during the tax season, in addition to its available bank credit facility to fund its operations. Operations during the non-tax season are primarily focused on financial planning services.

         The Company's cash flows used in operating activities was $852,761 and $281,843 for the three months ended September 30, 1998 and 1997, respectively. The increase of $570,918 is due primarily to an increase in payments due to former owners of acquired businesses.

         Net cash (used in) provided by investing activities was ($263,681) and $59,812 for the three months ended September 30, 1998 and 1997, respectively. The increase of $323,493 is primarily due to an increase in purchases of businesses of $129,045 and an increase in net loans to related parties of $276,447. These increases were offset by a decrease in the purchase of investments and securities of $61,242 and an increase in deferred acquisition costs of $15,000.

         Net cash used in financing activities was $0 and $174,143 for the three months ended September 30, 1998 and 1997, respectively. The decrease in net cash used in financing activities of $174,143 is primarily due to a decrease in the payments of bank and other loans of $101,487 and a decrease in the acquisition of treasury stock of $151,395. These decreases in net cash used in financing activities were offset by a decrease in proceeds from stock subscriptions of $30,614 and a decrease in deferred registration costs of $30,000.

         The Company has a credit facility with a bank. The facility is a line of credit for up to $2,500,000 which expires on December 30, 1998. Borrowings under this line are in the form of short-term notes with interest charged monthly at the bank's prime lending rate plus 1 1/2%. At September 30, 1998, the Company had no outstanding principal balance on this line of credit.

         The Company believes that it could continue to operate without any additional financing (other than its seasonal bank loans) during the next 12 months. The Company anticipates that it will not pay dividends on its Common Stock in the foreseeable future, but will apply any profits to fund the Company's expansion.

         During October and November 1998, the Company's public and underwriter warrants and the exercise of stock options for 65,000 shares were exercised resulting in gross proceeds of approximately $3,115,000.

YEAR 2000 COMPLIANCE

         The Company has finalized the installation of the Great Plains accounting system, which is 2000 compliant. The Company does not anticipate any material additional costs with regard to its year 2000 compliance. The year 2000 issue is not expected to affect the systems of various entities with which the Company interacts. However, there can be no assurance that the systems of other companies on which the Company relies will be timely converted, or that a failure by another

Company's systems to be year 2000 compliant would not have a material adverse effect on the Company.

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

In August 1998, a legal action was instituted against the Company pertaining to a wrongful death matter allegedly sustained in a Company automobile more than nine years ago. The complaint seeks indemnification in the amount of up to $3.5 million. The allegations in the complaint are based upon a $1.7 million payment made by the plaintiffs plus an additional $1.8 million payment for which plaintiffs ultimately may be held liable. An additional action is currently pending to determine the liability allocation. The Company answered the complaint by asserting numerous defenses which it believes are meritorious. The case is currently entering the discovery phase, and, therefore, the Company is unable to determine at this time the ultimate success of any asserted allegation or defense.

ITEM 6. EXHIBITS; LISTS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1 Registrant's Articles of Incorporation, as amended, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         3.2 Registrant's by-laws, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         27 Gilman & Ciocia, Inc. - Financial Data Schedule, Dated September 30, 1998.

(b)      Reports on Form 8-K

         The Company filed current reports on Form 8-K dated August 31, 1998 and September 23, 1998 in connection with extensions to the expiration of the Company's redeemable public warrants.

                                    SIGNATURE

         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 16, 1998

GILMAN & CIOCIA, INC.

By/s/Thomas Povinelli
--------------------
Thomas Povinelli
Chief Operating  Officer

By/s/Stephen B. Sacher
------------------
Stephen B. Sacher
Chief Financial Officer

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                    UNAUDITED

                                                                           SEPTEMBER 30,
                                                                               1998
                                                                            ----------
CURRENT ASSETS:
   CASH                                                                     $  589,389
   MARKETABLE SECURITIES                                                       115,828
   ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS
     OF $87,500                                                              2,333,800
   RECEIVABLE FROM RELATED PARTIES, CURRENT PORTION                            494,339
   PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET OF ALLOWANCE FOR
     DOUBTFUL ACCOUNTS OF $100,000                                           1,623,562
   DEFERRED TAX ASSETS, CURRENT PORTION                                         85,000
                                                                            ----------
    TOTAL CURRENT ASSETS                                                     5,241,918
                                                                            ----------
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF $1,955,336        1,858,077
                                                                            ----------
OTHER ASSETS:
   INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF $917,343            1,638,628
   RECEIVABLES  FROM RELATED PARTIES, NET OF CURRENT
    PORTION                                                                    769,722
   DEFERRED TAX ASSETS                                                          66,899
   OTHER ASSETS                                                                419,565
                                                                            ----------
    TOTAL OTHER ASSETS                                                       2,894,814
                                                                            ----------
TOTAL ASSETS                                                                $9,994,809
                                                                            ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                    UNAUDITED

                                                                    SEPTEMBER 30,
                                                                        1998
                                                                    -----------
CURRENT LIABILITIES:
   SHORT-TERM BORROWINGS                                            $    50,000
  DUE TO FORMER OWNER'S OF ACQUIRED BUSINESSES                          558,105
   ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                489,389
                                                                    -----------
    TOTAL CURRENT LIABILITIES                                         1,097,494
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   PREFERRED STOCK-$.001 PAR VALUE - SHARES AUTHORIZED
    100,000: NONE ISSUED AND OUTSTANDING                                   --
   COMMON STOCK - $.01 PAR VALUE - SHARES AUTHORIZED
    9,000,000: ISSUED 5,606,913 SHARES                                   56,069
   PAID-IN-CAPITAL                                                    6,377,334
   RETAINED EARNINGS                                                  3,482,247
                                                                    -----------
                                                                      9,915,650
   LESS- TREASURY STOCK, AT COST: 211,315 SHARES                       (784,782)
      STOCK SUBSCRIPTIONS AND ACCRUED INTEREST RECEIVABLE              (148,845)
      ACCUMULATED COMPREHENSIVE INCOME:
        UNREALIZED LOSS ON MARKETABLE SECURITIES, NET OF
        TAXES                                                           (84,708)
                                                                    -----------
    TOTAL STOCKHOLDERS' EQUITY                                        8,897,315
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 9,994,809
                                                                    ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997.
                                   (UNAUDITED)

                                                                1998                1997
                                                             -----------         -----------
                                                                                 (Restated)
REVENUES:
     TAX PREPARATION FEES                                    $   241,191         $   279,944
     FINANCIAL PLANNING SERVICES                               5,179,966           3,356,306
     DIRECT MAIL SERVICES                                        343,277             359,844
                                                             -----------         -----------

          TOTAL REVENUES                                       5,764,434           3,996,094
                                                             -----------         -----------


OPERATING EXPENSES:
     SALARIES AND COMMISSIONS                                  3,957,151           2,602,155
     GENERAL AND ADMINISTRATIVE EXPENSES                         861,973             656,502
     ADVERTISING                                                 259,231              29,187
     DIRECT MAIL COSTS                                           216,064             202,104
     RENT                                                        457,052             486,043
     DEPRECIATION AND AMORTIZATION                               252,824             193,787
                                                             -----------         -----------

          TOTAL OPERATING EXPENSES                             6,004,295           4,169,778
                                                             -----------         -----------

           OPERATING (LOSS)                                     (239,861)           (173,684)
                                                             -----------         -----------

OTHER INCOME (EXPENSE):
     INTEREST AND INVESTMENT INCOME                               25,043              27,316
     INTEREST EXPENSE                                             (1,139)            (38,653)
     OTHER INCOME                                                  8,386              34,788
                                                             -----------         -----------
          TOTAL OTHER INCOME                                      32,290              23,451
                                                             -----------         -----------

LOSS BEFORE INCOME TAXES (BENEFIT)                              (207,571)           (150,233)

INCOME TAXES BENEFIT                                             (85,104)            (37,593)
                                                             -----------         -----------

          NET LOSS                                           $  (122,467)        $  (112,640)
                                                             ===========         ===========

BASIC AND DILUTED NET LOSS PER SHARE                         $     (0.02)        $     (0.02)
                                                             ===========         ===========


WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES:
     BASIC AND DILUTED                                         5,395,598           5,374,241


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                                          STOCK
                                                                                                                       SUBSCRIPTION
                                                                                                                        AND ACCRUED
                                                    COMMON STOCK                PAID-IN             RETAINED             INTEREST
                                             SHARES             AMOUNT          CAPITAL             EARNINGS            RECEIVABLE
                                         ------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED
     SEPTEMBER 30, 1998

BALANCE AT JULY 1, 1998                     5,606,913        $    56,069        $ 6,377,334        $ 3,604,714         $  (148,845)

COMPREHENSIVE INCOME:
     UNREALIZED GAIN ON MARKETABLE
          SECURITIES                                                                                        --

NET (LOSS)                                                                                            (122,467)
                                                                                                   -----------
TOTAL COMPREHENSIVE INCOME                                                                            (122,467)
                                                                                                   -----------
BALANCE AT SEPTEMBER 30, 1998                5,606,91        $    56,069        $ 6,377,334        $ 3,482,247         $  (148,845)
                                             ========        ===========        ===========        ===========         ===========

                                           ACCUMULATED                                                TOTAL STOCK-
                                              OTHER                     TREASURY STOCK                 HOLDERS'
                                           COMPREHENSIVE          SHARES             AMOUNT             EQUITY
                                              INCOME
                                          -------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED
     SEPTEMBER 30, 1998

BALANCE AT JULY 1, 1998                   $   (86,903)            211,315        $  (784,782)        $ 9,017,587


COMPREHENSIVE INCOME:
     UNREALIZED GAIN ON MARKETABLE
          SECURITIES                            2,195                                                      2,195

NET (LOSS)                                                                                              (122,467)
                                          -----------                                                -----------
TOTAL COMPREHENSIVE INCOME                      2,195                                                   (120,272)
                                          -----------                                                -----------
BALANCE AT SEPTEMBER 30, 1998             $   (84,708)             211,31        $  (784,782)        $ 8,897,315
                                          ===========              ======        ===========         ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                  1998                1997
                                                                             -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET (LOSS)                                                                   $  (122,467)        $  (112,640)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     (USED IN) OPERATING ACTIVITIES:
DEPRECIATION AND AMORTIZATION                                                    252,824             158,500
(INCOME) LOSS FROM INVESTMENT                                                         --             (20,913)
LOSS ON SALE OF MARKETABLE SECURITIES                                                 --              16,213
UNREALIZED (GAIN) LOSS ON  MARKETABLE SECURITIES                                     726              (1,157)
DEFERRED COMPENSATION EXPENSE                                                     43,010              35,287
INTEREST ON STOCK SUBSCRIPTIONS                                                       --              (4,611)
PROCEEDS FROM SALE OF MARKETABLE SECURITIES                                           --              22,323
(INCREASE) DECREASE IN:
     ACCOUNTS RECEIVABLE                                                         (82,689)           (119,657)
     ADVANCES TO FINANCIAL PLANNERS                                                1,266              54,662
     SECURITY DEPOSITS                                                          (103,410)             (2,367)
     PREPAID EXPENSES AND OTHER CURRENT ASSETS                                  (550,510)            (60,891)
INCREASE (DECREASE) IN:
     ACCOUNTS PAYABLE,ACCRUED EXPENSES, AND OTHER CURRENT LIABILITIES            363,894            (246,592)
      PURCHASES OF BUSINESSES                                                   (655,405)
                                                                             -----------         -----------
NET CASH USED IN OPERATING ACTIVITIES                                           (852,761)           (281,843)
                                                                             -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

CAPITAL EXPENDITURES                                                             (48,980)            (54,737)
PURCHASES OF BUSINESSES                                                         (142,700)            (13,655)
INVESTMENTS                                                                       (1,200)            (39,394)
PURCHASE OF MARKETABLE SECURITIES                                                     --             (23,048)
LOAN REPAYMENTS FROM RELATED PARTIES                                               6,399             190,646
DEFERRED ACQUISITION COSTS                                                        15,000
LOANS TO RELATED PARTIES                                                         (92,200)                 --
                                                                             -----------         -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             (263,681)             59,812
                                                                             -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

ACQUISITION OF  TREASURY STOCK                                                        --            (151,395)
PROCEEDS FROM SALE OF COMMON STOCK & EXERCISE OF STOCK OPTIONS                        --              18,125
PAYMENTS OF BANK AND OTHER LOANS                                                      --            (101,487)
PROCEEDS FROM STOCK SUBSCRIPTIONS                                                     --              30,614
DECREASE IN INCURRENCE OF DEFERRED REGISTRATION COSTS                                 --              30,000
                                                                             -----------         -----------
NET CASH USED IN FINANCING ACTIVITIES                                                  0            (174,143)
                                                                             -----------         -----------

NET DECREASE IN CASH                                                          (1,116,442)           (396,174)

CASH AT BEGINNING OF PERIOD                                                    1,705,831           2,920,489
                                                                             -----------         -----------

CASH AT END OF PERIOD                                                        $   589,389         $ 2,524,315
                                                                             ===========         ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                    (UNAUDITED)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:               1998            1997
                                                              --------        -------
      CASH PAYMENTS FOR THE PERIOD:
      INTEREST                                                   $ -0-        $34,012
                                                              --------        -------

      INCOME TAXES                                            $401,506        $58,830
                                                              --------        -------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      GILMAN & CIOCIA, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1998
                                   (Unaudited)

     NOTE 1 - BASIS OF FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of Gilman & Ciocia, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

The consolidated financial statements and the related notes thereto as of September 30, 1998 and for the three months ended September 30, 1998 and 1997 are presented as unaudited, but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely normal recurring accruals. These interim financial statements are not necessarily indicative of the results for any future periods. This Form 10-QSB should be read in conjunction with the Company's Form 10-KSB for June 30, 1998.

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

In February 1997, FASB issued Statement No. 128, "Earnings Per Share," which is effective for periods ending after December 15, 1997. The Company adopted Statement No. 128 for the year ending June 30, 1998 and has restated its weighted-average shares for all prior periods presented.

The consolidated statement of operations for the three months ended September 30, 1997 has been restated to reflect the total of the commission revenues received by the Company and the Commissions paid by Royal Alliance directly to the financial planners (who are registered representatives of Royal Alliance but are affiliated with the Company) as the Company's revenue from financial planning services.

The resulting increase in commission revenue is offset by an increase in commission expense equal to the same amount accordingly, this restatement had no effect on the Company's consolidated financial position, net income (loss) or cash flows.

     NOTE 2 - CONTINGENCIES

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

In August 1998, a legal action was instituted against the Company pertaining to a wrongful death matter allegedly sustained in a Company automobile more than nine years ago. The complaint seeks indemnification in the amount of up to $3.5 million. The allegations in the complaint are based upon a $1.7 million payment made by the plaintiffs plus an additional $1.8 million payment for which plaintiffs ultimately may be held liable. An additional action is currently pending to determine the liability allocation. The Company answered the complaint by asserting numerous defenses which it believes are meritorious. The case is currently entering the discovery phase, and, therefore, the Company is unable to determine at this time the ultimate success of any asserted allegation or defense.

     NOTE 3 - SUBSEQUENT EVENTS

During October and November of 1998, the Company's public and underwriters warrants and Stock options amounting to 65,000 shares were exercised resulting in gross proceeds of approximately $3,115,000 and the issuance of 775,899 shares of the Company's common stock.