Form 10QSB
period 1998-12-31
GILMAN & CIOCIA INC
filed 1999-02-22
CIK 914142

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
[X]       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED 12/31/98

          TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
---
FOR THE TRANSITION PERIOD FROM      TO
                              ------  -------
Commission file number 000-22996

                              GILMAN & CIOCIA, INC.
                 (Name of small business issuer in its charter)

         Delaware                                   11-2587324
-------------------------                   -------------------------
( State of jurisdiction                         (I.R.S. Employer
  of incorporation or                            Identification No.)
  organization)

475 Northern Boulevard, Great Neck, NY                           11021
--------------------------------------                           -----
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

Yes [X]                     No [ ]

         State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of February 12, 1999, 6,565,875 shares of the issuer's common equity were outstanding.

                                     PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.                   PAGE

Consolidated Balance Sheet as of  December 31, 1998                    F-1-F-2

Consolidated Statements of Operations for the three and six-months
Ended December 31, 1998 and 1997                                       F-3

Consolidated Statements of Stockholders' Equity for the six months
Ended December 31, 1998                                                F-4

Consolidated Statements of Cash Flows for the six months ended
December 31, 1998 and 1997                                             F-5 - F-6

Notes to Consolidated Financial Statements                             F-7 - F-9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

PLAN OF OPERATION

         Over the past three fiscal years, the Company opened 62 new offices, which represents 46% of all offices at December 31, 1998. During the six months ended December 31, 1998, the Company purchased four new tax practices, two of which are located in Florida and two are located in New York. The Company plans to continue its tax practice expansion and recruit successful financial planners.

          In November, 1998, the Company acquired all of the outstanding stock of North Ridge Securities Corp.,("North Ridge") a securities broker/dealer, and North Shore Capital Management Corp.,("North Shore"), a company that supplies management services to North Ridge for $5,250,000 in cash and short-term notes. The acquired companies are a full-service financial organization, which provides its clients with a wide range of financial investment services. The acquisition has been accounted for by the purchase method. The results of operations of North Shore and North Ridge have been included in the Company's operations from November 1, 1998.

          The Company has funded its growth from the proceeds of equity offerings, the proceeds received in October 1998 pursuant to the exercise of the Company's public and underwriter warrants, operating profits and use of its short-term line of credit.

         The Company continued its operations of a direct mail division in order to control the substantial costs of advertising its many offices. This division was acquired to specifically reduce the costs of advertising for the Company. The Company believes that the direct mail division results in lower advertising costs on a per-office basis by taking advantage of economies of scale .The Company's direct mail division operates as an independent division and solicits its own customers for its direct mail services.

RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997 COMPARED.

         The Company's revenues for the six months ended December 31, 1998 were $11,857,351 as compared to revenues of $8,612,686 for the comparable period of the prior year. This increase was attributable primarily to increased commissions from increased sales of financial planning services and additional affiliated financial planners.

         The Company's total revenues for the six months ended December 31, 1998 consist of $426,872 for tax preparation services, $10,652,539 for financial planning services, and $777,940 for direct mail services. The Company's total revenues for the six months ended December 31, 1998 consist of $444,116 for tax preparation services, $6,732,211 for financial planning services and $1,436,359 for direct mail services.

         The consolidated statement of operations for the six months ended December 31, 1997 has been restated to reflect the total of the commission revenue received by the Company and the commissions paid by Royal Alliance directly to the financial planners (who are registered representatives of Royal Alliance but are affiliated with the Company) as the Company's revenue from financial planning services. The resulting increase in commission revenue is offset by an increase in commission expense equal to the same amount. Accordingly, this restatement had no effect on the Company's consolidated financial position, net income (loss) or cash flows.

         The increase in the Company's financial planning revenues for the six months ended December 31, 1998 compared to the prior year's period is approximately 58%. The increase in such financial planning revenues is attributable to the continued growth of the existing offices and the increase of production from new financial planners. The remaining growth in financial planning revenues is a result of increased securities and insurance transactions attributable to existing financial planners and additional revenues generated from the acquisition of North Ridge and North Shore.

         The Company's operating expenses for the six months ended December 31, 1998 were $12,202,153 as compared to operating expenses of $8,860,476 for the comparable period of the prior year. The increase in operating expenses was attributable to an increase in salaries and commissions in the amount of $2,867,374, an increase in general and administrative expenses of $224,581, an increase in advertising expenses of $436,161, an increase in depreciation and amortization of $26,967 and an increase in rent expense of $20,717. These increases in operating expenses were offset by a decrease in direct mail costs of $234,123.

         The increase in operating expenses was primarily attributable to the costs associated with an increase of financial planning services (including the number of financial planners and the overall financial planning revenues).

         The increase in salaries and commissions is primarily due to an increase in commissions payable to financial planners as a result of the increased sales of financial planning services and the addition of financial planners from the acquisition of North Ridge and North Shore.

         The increase in general and administrative expenses is due primarily to the Company's expansion of operations from the opening of seven new offices in January 1998 and the four tax practices purchased in the six months ended December 31, 1998. This expansion resulted in an increase in office expenses for the six months ended December 31, 1998.

         Advertising costs increased due to expenses associated with the mailing costs relating to newsletters and financial planning seminars.

         The increase in depreciation and amortization expense is due primarily to the depreciation of new computer equipment and the amortization of additional intangible assets.

         The Company's net loss for the six months ended December 31, 1998 was $197,923 as compared to $182,674 for the six months ended December 31, 1997. The increase of approximately 8% is primarily due to the operating results of the direct mail division.

The Company's business is highly seasonal, with the majority of its revenue earned in the first four months of the calendar year. The Company does not consider inflation to be a risk to the cost of doing business in the current or foreseeable future.

THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997 COMPARED

         The Company's revenues for the three months ended December 31, 1998 were $6,092,917 as compared to revenues of $4,616,592 for the comparable period of the prior year. This increase was attributable primarily to increased commissions from increased sales of financial planning services and additional affiliated financial planners.

         The Company's total revenues for the quarter ended December 31, 1998 consist of $185,681 for tax preparation services, $5,472,573 for financial planning services, and $434,663 for direct mail services. The Company's total revenues for the quarter ended December 31, 1997 consist of $164,172 for tax preparation services, $3,375,905 for financial planning services and $1,076,515 for direct mail services.

         The consolidated statement of operations for the quarter ended December 31, 1997 has been restated to reflect the total of the commission revenue received by the Company and the commissions paid by Royal Alliance directly to the financial planners (who are registered representatives of Royal Alliance but are affiliated with the Company) as the Company's revenue from financial planning services. The resulting increase in commission revenue is offset by an increase in commission expense equal to the same amount. Accordingly, this restatement had no effect on the Company's consolidated financial position, net income (loss) or cash flows.

         The increase in the Company's financial planning revenues for the quarter ended December 31, 1998 compared to the prior year's period is approximately 62%. The increase in such financial planning revenues is attributable to the continued growth of the existing offices and the increase of production from new financial planners. The remaining growth in financial planning revenues is a result of increased securities and insurance transactions attributable to existing financial planners and additional revenues generated from the acquisition of North Ridge and North Shore.

         The Company's operating expenses for the quarter ended December 31, 1998 were $6,197,858 as compared to operating expenses of $4,690,697 for the comparable period of the prior year. The increase in operating expenses was attributable to an increase in salaries and commissions in the amount of $1,512,379, an increase in general and administrative expenses of $19,110, an increase in advertising expenses of $206,117, and an increase in rent expense of $49,708. These increases in operating expenses were offset by a decrease in direct mail costs of $248,083 and a decrease in depreciation and amortization of $32,070.

         The increase in operating expenses was primarily attributable to the costs associated with an increase of financial planning services (including the number of financial planners and the overall financial planning revenues).

         The increase in salaries and commissions is primarily due to an increase in commissions payable to financial planners as a result of the increased sales of financial planning services and the addition of financial planners from the acquisition of North Ridge and North Shore.

         The increase in general and administrative expenses is due primarily to the Company's expansion of operations from the opening of seven new offices in January 1998 and four tax practices purchased in the six ended December 1998. This expansion resulted in an increase in office expenses for the quarter ended December 31, 1998.

         Advertising costs increased due to expenses associated with the mailing costs relating to newsletters and financial planning seminars.

         The Company's net loss for the three months ended December 31, 1998 was $75,456 as compared to $70,033 for the three months ended December 31, 1997. The increase of approximately 8% is primarily due to a net increase in overall operating expenses for the quarter.

         The Company's business is highly seasonal, with the majority of its revenue earned in the first four months of the calendar year. The Company does not consider inflation to be a risk to the cost of doing business in the current or foreseeable future.




LIQUIDITY AND CAPITAL RESOURCES

         The Company's revenues have been, and are expected to be, highly seasonal. As a result, the Company must generate sufficient cash during the tax season, in addition to its available bank credit facility, to fund its operations. Operations during the non-tax season are primarily focused on financial planning services.

         The Company's cash flows used in operating activities was $3,507,359 and $2,455,191 for the six months ended December 31, 1998 and 1997, respectively. The increase of $1,052,168 is due primarily to an increase in purchases of new businesses and offset by a decrease in prepaid expenses and other current assets.

         Net cash used in investing activities was $5,452,924 and $992,479 for the six months ended December 31, 1998 and 1997, respectively. The increase of $4,460,445 is primarily due to an increase in purchases of businesses of $4,341,337 and an increase in capital expenditures of $418,258. These increases were offset by a net decrease in notes receivable/repayments from related parties of $317,301.

         Net cash provided by financing activities was $ 8,453,912 and $930,030 for the six months ended December 31, 1998 and 1997, respectively. The increase in net cash provided by financing activities of $7,523,882 is primarily due to a net increase in the proceeds of bank and other loans of $4,743,430 and an increase in the proceeds from the sale of common stock and the exercise of stock options and warrants of $2,732,571.

         At December 31, 1998, short-term borrowings include $4.5 million in the aggregate due to two banks. Such debt is guaranteed by significantly all of the Company's assets and is also guaranteed by three shareholders. This borrowing, which is pursuant to a line of credit with two banks, was extended to $5.0 million subsequent to December 31, 1998.

         The Company believes that it could continue to operate without any additional financing (other than its seasonal bank loans) during the next 12 months. The Company anticipates that it will not pay dividends on its Common Stock in the foreseeable future, but will apply any profits to fund the Company's expansion.

         During October and November 1998, the Company's public and underwriter warrants and stock options for 65,000 shares were exercised resulting in gross proceeds of approximately $3,115,000.


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




                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

In April 1998, Texas Capital Securities, Inc. ("Texas Capital") and its assignee, Harbor Financial, Inc. (Harbor Financial") instituted a suit in the U.S. District Court in Austin Texas, demanding issuance, collectively, of 100,000 warrants to purchase the Company's common stock at $5.125 per share (alleged to have been issuable under an investment banking agreement pursuant to which Texas Capital was to have provided investment banking services to the Company), as well as attorney's fees and exemplary damages. The Company entered into a settlement with Texas Capital and Harbor Financial whereby the Company agreed to issue warrants to purchase 72,250 shares of Common Stock at $5 1/8 to Harbor Financial and 12,750 shares of Common Stock to Woodward, Hall & Primm; and Thomas Povinelli, the Company's Chief Operating Officer, agreed to transfer 1,875 shares of the Company's Common Stock to Woodward, Hall & Primm and 10,625 shares of the Company's Common Stock to Harbor Financial. The Company is to reimburse Mr. Povinelli for such shares at the market value of the shares transferred.

      In addition, the Company has received a demand letter from Euromarket Advisory, Inc. an entity believed to be affiliated with Texas Capital Securities, Inc.) demanding the issuance of 150,000 warrants to purchase the Company's common stock at $5.13 per share, alleged to have been issuable under a consulting agreement pursuant to which Euromarket Advisory, Inc. was to have provided consulting services to the Company. The Company believes that Euromarket Advisory, Inc. defaulted under such agreement and provided no material services to the Company. The Company has denied such demand.

         In August 1998, a legal action was instituted against the Company pertaining to a wrongful death matter allegedly sustained in a Company automobile more than nine years ago. The complaint seeks indemnification in the amount of up to $3.5 million. The allegations in the complaint are based upon a $1.7 million payment made by the plaintiffs plus an additional $1.8 million payment for which plaintiffs ultimately may be held liable. An additional action is currently pending to determine the liability allocation. The Company answered the complaint by asserting numerous defenses which it believes are meritorious. The case is currently entering the discovery phase, and, therefore, the Company is unable to determine at this time the ultimate likelihood of success of any asserted allegation or defense.


ITEM 6.           EXHIBITS; LISTS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1 Registrant's Articles of Incorporation, as amended, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY

         3.2 Registrant's by-laws, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY


         27 Gilman & Ciocia, Inc. - Financial Data Schedule, Dated December 31, 1998





         (b)      Reports on Form 8-K

                  The Company filed current reports on Form 8-K dated August 31, 1998 and September 23, 1998 in connection with extensions to the expiration of the Company's redeemable public warrants.

                  The Company filed a current report on Form 8-K dated November 19, 1998, amended February 4, 1999 in connection with the acquisition of North Ridge Securities Corp. and North Shore Capital Management Corp.

                                    SIGNATURE

         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: February 22, 1999

GILMAN & CIOCIA, INC.




By/s/Thomas Povinelli
----------------------
Thomas Povinelli
Chief Operating  Officer



By/s/Stephen B. Sacher
----------------------
Stephen B. Sacher
Chief Financial Officer

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                   DECEMBER 31
                                                                          1998
                                                                   (UNAUDITED)
                                                                   -----------

CURRENT ASSETS:
     CASH                                                         $ 1,199,460
     MARKETABLE SECURITIES                                            127,041
     ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL
          ACCOUNTS OF $87,500                                       3,332,979
     RECEIVABLE FROM RELATED PARTIES, CURRENT PORTION                 681,195
     PREPAID EXPENSES AND OTHER CURRENT ASSETS                      2,568,287
      DEFERRED TAX ASSETS, CURRENT PORTION
                                                                       96,000
                                                                  -----------
          TOTAL CURRENT ASSETS                                      8,004,962
                                                                  -----------

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION             2,586,990
                                                                  -----------
          OF $2,204,708

OTHER ASSETS:
     INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION             6,913,002
          OF $1,057,633
     RECEIVABLES  FROM RELATED PARTIES, NET OF CURRENT
          PORTION                                                     651,106
     DEFERRED TAX ASSETS                                              139,000
     OTHER ASSETS                                                     480,523
                                                                  -----------
          TOTAL OTHER ASSETS                                        8,183,631
                                                                  -----------

TOTAL ASSETS                                                      $18,775,583
                                                                  ===========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                     DECEMBER 31
                                                                            1998
                                                                     (UNAUDITED)
                                                                     -----------
CURRENT LIABILITIES:
   SHORT-TERM BORROWINGS                                           $  4,550,000
   DUE TO FORMER OWNERS OF ACQUIRED BUSINESSES                        1,833,611
   ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                861,766
                                                                   ------------
        TOTAL CURRENT LIABILITIES                                     7,245,377
                                                                   ------------


COMMITMENTS AND CONTINGENCIES (NOTE 3)


STOCKHOLDERS' EQUITY:
   PREFERRED STOCK-$.001 PAR VALUE - SHARES AUTHORIZED
        100,000: NONE ISSUED AND OUTSTANDING                               --
   COMMON STOCK - $.01 PAR VALUE - SHARES AUTHORIZED
        9,000,000: ISSUED 6,546,359 (DECEMBER 31, 1998)                  65,463
   PAID-IN-CAPITAL                                                    9,118,636
   RETAINED EARNINGS                                                  3,406,791
                                                                   ------------
                                                                     12,590,890
   LESS- TREASURY STOCK, AT COST: 218,815 SHARES (DEC. 31, 1998)       (840,176)
             STOCK SUBSCRIPTIONS AND ACCRUED INTEREST RECEIVABLE       (148,845)
   ACCUMULATED COMPREHENSIVE INCOME:
             UNREALIZED LOSS ON MARKETABLE SECURITIES, NET
             OF INCOME TAXES                                            (71,663)
     TOTAL STOCKHOLDERS' EQUITY                                      11,530,206
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 18,775,583
                                                                   ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               GILMAN & CIOCIA, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                         (UNAUDITED)

                                            For the Three Months Ended            For the Six Months Ended
                                                     December 31                         December 31
                                                1998            1997                 1998            1997
                                                ----            ----                 ----            ----
                                                              Restated                             Restated
REVENUES:
     TAX PREPARATION FEES                  $    185,681    $    164,172         $    426,872    $     444,116
     FINANCIAL PLANNING SERVICES              5,472,573       3,375,905           10,652,539        6,732,211
     DIRECT MAIL SERVICES                       434,663       1,076,515              777,940        1,436,359
                                           ------------    ------------         ------------    -------------

          TOTAL REVENUES                      6,092,917       4,616,592           11,857,351        8,612,686
                                           ------------    ------------         ------------    -------------


OPERATING EXPENSES:
     SALARIES AND COMMISSIONS                 4,191,333       2,678,954            8,148,484        5,281,110
     GENERAL AND ADMINISTRATIVE EXPENSES        849,396         830,286            1,711,369        1,486,788
     ADVERTISING                                247,546          41,429              506,777           70,616
     DIRECT MAIL COSTS                           86,061         334,144              302,125          536,248
     RENT                                       575,447         525,739            1,032,499        1,011,782
     DEPRECIATION AND AMORTIZATION              248,075         280,145              500,899          473,932
                                           ------------    ------------         ------------    -------------

          TOTAL OPERATING EXPENSES            6,197,858       4,690,697           12,202,153        8,860,476
                                           ------------    ------------         ------------    -------------

           OPERATING (LOSS)                    (104,941)        (74,105)            (344,802)        (247,790)
                                           ------------    ------------         ------------    -------------

OTHER INCOME (EXPENSE):
     INTEREST AND INVESTMENT INCOME              25,281          (9,512)              50,324           17,804
     INTEREST EXPENSE                           (48,281)        (35,803)             (49,420)         (74,456)
      OTHER INCOME                                   50           2,700                8,436           37,488
                                           ------------    ------------         ------------    -------------

          TOTAL OTHER INCOME (EXPENSE)          (22,950)        (42,615)               9,340          (19,164)
                                           ------------    ------------         ------------    -------------

LOSS BEFORE INCOME TAX (BENEFIT)               (127,891)       (116,720)            (335,462)        (266,954)

INCOME TAX BENEFIT                              (52,435)        (46,687)            (137,539)         (84,280)
                                           ------------    ------------         ------------    -------------

          NET LOSS                         $    (75,456)   $    (70,033)        $   (197,923)   $    (182,674)
                                           ============    ============         ============    =============

BASIC AND DILUTED NET LOSS PER SHARE       $      (0.01)   $      (0.01)        $      (0.03)   $       (0.03)
                                           ============    ============         ============    =============


WEIGHTED AVERAGE COMMON SHARES:
          BASIC AND DILUTED                   6,052,768       5,372,800            5,724,183        5,374,348
                                           ============    ============         ============    =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                    STOCK
                                                                                                SUBSCRIPTIONS    ACCUMULATED
                                                                                                 AND ACCRUED        OTHER
                                            COMMON STOCK              PAID-IN      RETAINED        INTEREST     COMPREHENSIVE
                                        SHARES         AMOUNT         CAPITAL      EARNINGS       RECEIVABLE       INCOME
                                      -------------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED
      DECEMBER 31, 1998
BALANCE AT JULY 1, 1998                5,606,913    $    56,069    $ 6,377,334    $ 3,604,714   $  (148,845)   $   (86,903)



PURCHASE OF TREASURY STOCK

ISSUANCE OF COMMON STOCK UPON
       EXERCISE OF STOCK OPTIONS         238,547          2,385         42,615

ISSUANCE OF COMMON STOCK UPON
       EXERCISE OF WARRANTS - NET        700,899          7,009      2,698,687

COMPREHENSIVE INCOME:
     UNREALIZED GAIN ON MARKETABLE
        SECURITIES                                                                                                  15,240

NET LOSS                                                                             (197,923)
                                                                                  -----------                  -----------
TOTAL COMPREHENSIVE INCOME                                                           (197,923)                      15,240
                                                                                  -----------                  -----------

BALANCE AT DECEMBER 31, 1998           6,546,359    $    65,463    $ 9,118,636    $ 3,406,791   $  (148,845)   $   (71,663)
                                       =========    ===========    ===========    ===========   ===========    ===========




                                                                  TOTAL STOCK-
                                             TREASURY STOCK         HOLDERS'
                                          SHARES       AMOUNT        EQUITY
                                      ----------------------------------------
FOR THE SIX MONTHS ENDED
      DECEMBER 31, 1998

BALANCE AT JULY 1, 1998                  211,315   $  (784,782)   $ 9,017,587



PURCHASE OF TREASURY STOCK                 7,500       (55,394)       (55,394)

ISSUANCE OF COMMON STOCK UPON
       EXERCISE OF STOCK OPTIONS                                       45,000

ISSUANCE OF COMMON STOCK UPON
       EXERCISE OF WARRANTS - NET                                   2,705,696

COMPREHENSIVE INCOME:
     UNREALIZED GAIN ON MARKETABLE
        SECURITIES                                                     15,240

NET LOSS                                                             (197,923)
                                                                  -----------
TOTAL COMPREHENSIVE INCOME                                           (182,683)
                                                                  -----------

BALANCE AT DECEMBER 31, 1998             218,815   $  (840,176)   $11,530,206
                                         =======   ===========    ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDED

                                                                                          DECEMBER 31,
                                                                                    --------------------------------------
                                                                                        1998                     1997
                                                                                        ----                     ----

CASH FLOWS FROM OPERATING ACTIVITIES:

NET (LOSS)                                                                           $ (197,923)              $ (182,674)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     (USED IN) OPERATING ACTIVITIES:
COMPENSATION EXPENSE RECOGNIZED IN CONNECTION WITH THE
     ISSUANCE OF STOCk OPTIONS                                                           41,874                   47,149
DEPRECIATION AND AMORTIZATION                                                           500,899                  361,379
LOSS FROM INVESTMENT                                                                          -                    4,248
LOSS ON SALE OF MARKETABLE  SECURITIES                                                        -                   16,213
DEFERRED TAX BENEFIT                                                                    (83,101)                (114,000)
UNREALIZED LOSS ON MARKETABLE SECURITIES                                                  2,558                    2,548
DEFERRED COMPENSATION EXPENSE                                                            99,457                  112,553
INTEREST ON STOCK SUBSCRIPTIONS
                                                                                              -                  (7,643)
PROCEEDS FROM SALE OF MARKETABLE SECURITIES                                                   -                   22,323
(INCREASE) DECREASE IN:
     ACCOUNTS RECEIVABLE                                                               (659,387)                (219,031)
     ADVANCES TO FINANCIAL PLANNERS                                                      13,763                      150
     SECURITY DEPOSITS                                                                 (128,860)                 (25,926)
     PREPAID EXPENSES AND OTHER CURRENT ASSETS                                       (1,484,890)              (2,216,456)
INCREASE(DECREASE)IN:
     ACCOUNTS PAYABLE,ACCRUED EXPENSES, AND OTHER CURRENT LIABILITIES                   221,862                 (256,024)
      PURCHASES OF NEW  BUSINESSES                                                   (1,833,611)                       -
                                                                                  -------------            -------------
NET CASH USED IN OPERATING ACTIVITIES                                                (3,507,359)              (2,455,191)
                                                                                  -------------            -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

CAPITAL EXPENDITURES                                                                   (872,478)                (454,220)
ACQUISITION OF INTANGIBLE ASSETS/ OTHER BUSINESSES                                     (600,042)                (141,367)
ACQUISITION OF NORTH SHORE CAPITAL MANAGEMENT CORP.
      AND NORTH RIDGE SECURITIES CORP.
      -  NET OF CASH ACQUIRED                                                        (3,882,662)                       -
INVESTMENTS                                                                              (1,200)                  16,951
REPAYMENTS OF NOTES RECEIVABLE FROM RELATED PARTIES                                      33,956                   62,385
NOTES RECEIVABLE FROM RELATED PARTIES                                                  (130,498)                (476,228)
                                                                                  -------------            -------------
NET CASH USED IN INVESTING ACTIVITIES                                                (5,452,924)                (992,479)
                                                                                  -------------            -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

ACQUISITION OF TREASURY STOCK                                                           (55,395)                (179,123)
PROCEEDS FROM BANK AND OTHER LOANS                                                    5,758,611                1,750,000
PROCEEDS FROM SALE OF COMMON STOCK , EXERCISE OF STOCK
     OPTIONS AND WARRANTS                                                             2,750,696                   18,125
PAYMENTS OF BANK AND OTHER LOANS                                                              -                 (734,819)
PROCEEDS FROM STOCK SUBSCRIPTIONS                                                             -                   75,847
                                                                                  -------------            -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             8,453,912                  930,030
                                                                                  -------------            -------------

NET DECREASE IN CASH                                                                   (506,371)              (2,517,640)

CASH AT BEGINNING OF PERIOD                                                           1,705,831                2,920,489
                                                                                  -------------            -------------

CASH AT END OF PERIOD                                                              $  1,199,460               $  402,849
                                                                                  =============            =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                                                  (UNAUDITED)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:             1998          1997
                                                              ----          ----
         CASH PAYMENTS FOR THE PERIOD:

         INTEREST                                           $   48,281   $   64,811
                                                            ----------   ----------


         INCOME TAXES                                       $  402,200   $  108,390
                                                            ----------   ----------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
         ACTIVITIES:

         DETAILS  OF BUSINESS COMBINATIONS:

         FAIR VALUE OF ASSSETS ACQUIRED                     $6,776,899         --

         LESS:

                  LIABILITIES ASSUMED                          460,584         --


         DUE TO FORMER OWNER'S OF ACQUIRED BUSINESSES        1,833,611         --

         NET CASH PAID FOR ACQUISITIONS                      4,482,704         --

         CASH ACQUIRED IN ACQUISITIONS                         108,727         --
                                                            ----------   ----------

         CASH PAID FOR ACQUISITIONS                         $4,591,431   $     --
                                                            ==========   ==========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      GILMAN & CIOCIA, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998
                                   (Unaudited)

         NOTE 1 - BASIS OF FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of Gilman & Ciocia, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

The consolidated financial statements and the related notes thereto as of December 31, 1998 and for the three months and six months ended December 31, 1998 and 1997 are presented as unaudited, but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely normal recurring accruals. These interim financial statements are not necessarily indicative of the results for any future periods. This Form 10-QSB should be read in conjunction with the Company's Form 10-KSB for June 30, 1998.

The Company's business is highly seasonal, with a majority of its revenue earned in the first four months of the calendar year In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated statement of operations for the three months and six months ended December 31, 1997 has been restated to reflect the total of the commission revenues received by the Company and the commissions paid by Royal Alliance directly to the financial planners (who are registered representatives of Royal Alliance but are affiliated with the Company) as the Company's revenue from financial planning services. The resulting increase in commission revenue is offset by an increase in commission expense equal to the same amount. Accordingly, this restatement had no effect on the Company's consolidated financial position, net income (loss) or cash flows.


SFAS No. 130 "Reporting Comprehensive Income" establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and unrealized gain/loss on marketable securities and is presented in the consolidated statement of stockholders' equity. The compliance with SFAS No. 130 has no impact on total stockholders' equity.

         NOTE 2 - BUSINESS COMBINATION

          In November, 1998, the Company acquired all of the outstanding stock of North Ridge Securities Corp., ("North Ridge"), a securities broker/dealer, and North Shore Capital Management Corp., ("North Shore") a company that supplies management services to North Ridge for $5,250,000 including $1,250,000 in short-term notes. The acquired business is a full-service financial organization, which provides its clients with a wide range of financial investment services. The acquisition has been accounted for by the purchase method. The results of operations of North Ridge and North Shore have been included in the Company's results of operations from November, 1998.

         The schedule below shows the pro forma amounts assuming the business combination was completed on July 1, 1998. :

                                  Pro Forma               Pro Forma
                                  Quarter Ended           Six Months Ended
                                  Dec. 31, 1998           Dec. 31, 1998
                                  -------------           ----------------

Revenues                         $  7,010,826              $ 14,127,894

Loss before income tax benefit       (202,604)                 (430,960)

Net Loss                             (131,212)                 (269,529)

Loss per share of common stock   $      (0.02)             $      (0.05)
                                 ============              ============


         NOTE 3 - CONTINGENCIES

In April 1998, an investment banker and its assignee, instituted a suit in the U.S. District Court in Austin Texas, demanding issuance, collectively, of 100,000 warrants to purchase the Company's common stock at $5.125 per share (alleged to have been issuable under an investment banking agreement pursuant to which the investment banker was to have provided investment banking services to the Company), as well as attorney's fees and exemplary damages. The Company entered into a settlement with the defendants whereby the Company agreed to issue warrants to purchase 85,000 shares of Common Stock in the aggregate at $5 1/8 and the Company's Chief Operating Officer, agreed to transfer 12,500 shares of the Company's Common Stock in the aggregate. The Company is to reimburse its officer for such shares at the market value of the shares transferred. Should the shares underlying the 85,000 warrants not be registered by June 4, 1999, the defendants have 60 days from that date to exchange these warrants for an additional 31,000 shares of the Company's common stock. The Company valued this settlement at $348,000, and included this amount in general and administrative expenses, net of previous reserves, for the six months ended December 31, 1998.

      In addition, the Company has received a demand letter from a consultant (an entity believed to be affiliated with the investment banker.) demanding the issuance of 150,000 warrants to purchase the Company's common stock at $5.13 per share, alleged to have been issuable under a consulting agreement pursuant to which the investment banker was to have provided consulting services to the Company. The Company believes that the consultant defaulted under such agreement and provided no material services to the Company. The Company has denied such demand.

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