Form 10QSB
period 1999-03-31
GILMAN & CIOCIA INC
filed 1999-05-18
CIK 914142

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

             Quarterly  report under Section 13 or 15 (d) of the Securities
   X         Exchange Act of 1934 For the quarterly period ended 03/31/99
------
             Transition report under Section 13 or 15 (d) of the Securities
------       Exchange Act of 1934 (No fee required)

For the transition period from --------- to --------

Commission file number 000-22996

                              GILMAN & CIOCIA, INC.
                 (Name of small business issuer in its charter)

Delaware                                                 11-2587324
( State of jurisdiction                                  (I.R.S. Employer
of incorporation or                                      Identification No.)
organization)

 475 Northern Boulevard, Great Neck, NY                          11021
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

      State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of May 13, 1999, 7,388,879 shares of the issuer's common equity were outstanding.

                                     PART I

ITEM 1. Consolidated Financial Statements.                             Page
                                                                       ----
Consolidated Balance Sheet as of  March 31, 1999                       F-1-F-2

Consolidated Statements of Operations for the three and nine-months
Ended March 31, 1999 and 1998                                          F-3

Consolidated Statements of Stockholders' Equity for the nine months
Ended March 31, 1999                                                   F-4

Consolidated Statements of Cash Flows for the nine months ended
March 31, 1999 and 1998                                                F-5 - F-6

Notes to Consolidated Financial Statements                             F-7 - F-9


ITEM 2. Management's Discussion and Analysis

Plan of Operation

      Over the past three fiscal years, the Company opened 62 new offices, which represents 46% of all offices at March 31, 1999. During the nine months ended March 31, 1999, the Company purchased six new tax practices, two of which are located in Florida and four are located in New York. The Company plans to continue its tax practice expansion and recruit successful financial planners.

      In November, 1998, the Company acquired all of the outstanding stock of North Ridge Securities Corp.,("North Ridge") a registered securities broker/dealer and a member of the National Association of Securities Dealers, Inc., and North Shore Capital Management Corp.,("North Shore"), a company that supplies management services to North Ridge for $5,250,000 in cash and short-term notes. The notes have subsequently been paid. The acquired companies are a full-service financial organization, which provides its clients with a wide range of financial investment services. The acquisition has been accounted for by the purchase method. The results of operations of North Shore and North Ridge have been included in the Company's operations from the date of acquisition.

      In March 1999, the Company completed its acquisition of e1040.com, a tax preparation web site based in Tempe, Arizona. The Company is considering plans of making additional capital investments in the site's infrastructure and launching a major advertising campaign to promote its tax preparation and financial planning capabilities.

      In April 1999, the Company completed the acquisition of all of the issued and outstanding capital stock of Prime Capital Services, Inc. ("PCS") and Asset & Financial Planning, ltd.,("AFP"). The Company also incorporated Prime Financial Services Inc. ("PFS") in Delaware to acquire selected assets of Prime Financial Services, Inc., a New York corporation. PCS is a registered securities broker/dealer and a member of the National Association of Securities Dealers, Inc. AFP provides investment management services. PFS performs management services for PCS, AFP operates a life insurance and fixed annuity brokerage business. The Company, issued an aggregate of 751,004 shares as consideration for the three acquisitions.

      The Company has funded its growth from the proceeds of equity offerings, the proceeds received in October 1998 pursuant to the exercise of the Company's public and underwriter warrants, operating profits and use of its short-term line of credit and its revolving credit agreement.

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

      Forward looking information in this report concerning the Company's future plans, business outlook, projections and similar matters, and statements about assumptions made or expectations as to future events and conditions are "forward-looking Statements" as that term is defined in Federal securities laws. Such forward-looking statements are subject to risks, uncertainties and many factors that are not predictable and could cause actual results, events, and conditions to differ materially from those stated in such statements.

Results of Operations

Nine Months ended March 31, 1999 and 1998 Compared

      The Company's revenues for the nine months ended March 31, 1999 were $31,994,678 as compared to revenues of $21,710,413 for the comparable period of the prior year. This increase was attributable primarily to increased commissions from increased sales of financial planning services and additional affiliated financial planners and additional revenues earned from tax preparation fees.

      The Company's total revenues for the nine months ended March 31, 1999 consist of $10,829,435 for tax preparation services, $20,027,735 for financial planning services, and $1,137,508 for direct mail services. The Company's total revenues for the nine months ended March 31, 1998 consist of $8,718,884 for tax preparation services, $11,429,991 for financial planning services and $1,561,538 for direct mail services.

      The increase in the Company's financial planning revenues for the nine months ended March 31,1999 compared to the prior year's period is approximately 75%. The increase in such financial planning revenues is attributable to the increase of production from new financial planners, increased securities and insurance transactions attributable to existing financial planners and additional revenues generated from the acquisition of North Ridge and North Shore. The increase in the Company's revenues from tax preparation fees for the nine months ended March 31, 1999 compared to the prior year's period is approximately 24%. This increase is due to revenues generated from the new tax offices acquired during the current period, an increase in the average fee per return and tax returns prepared on the Company's e 1040. com web site.

      The Company's operating expenses for the nine months ended March 31, 1999 were $26,430,080 as compared to operating expenses of $18,980,802 for the comparable period of the prior year. The increase in operating expenses was attributable to an increase in salaries and commissions in the amount of $6,423,497, an increase in general and administrative expenses of $553,846, an increase in advertising expenses of $268,195, an increase in depreciation and amortization of $235,507 and an increase in rent expense of $203,179. These increases in operating expenses were offset by a decrease in direct mail costs of $234,946.

      The increase in operating expenses was primarily attributable to the costs associated with the increase in financial planning commissions.

      The increase in salaries and commissions is primarily due to an increase in commissions payable to financial planners as a result of the increased sales of financial planning services and the addition of financial planners from the acquisition of North Ridge and North Shore and additional payroll costs associated with the increase in the number of returns prepared.

      The increase in general and administrative expenses is due primarily to the Company's expansion of operations pertaining to the tax preparation and brokerage operations acquired during the nine months ended March 31, 1999.

      Advertising costs increased due to expenses associated with the mailing costs relating to newsletters and financial planning seminars.

      The increase in depreciation and amortization expense is due primarily to the depreciation of new computer equipment and the amortization of additional intangible assets.

      The Company's net income for the nine months ended March 31, 1999 was $3,244,308 as compared to $1,651,557 for the nine months ended March 31, 1998. The increase of approximately 96% is primarily due to an increase in the operating results of both the Company's tax preparation and financial service businesses.

The Company's business is highly seasonal, with the majority of its revenue earned in the first four months of the calendar year. The Company does not consider inflation to be a risk to the cost of doing business in the current or foreseeable future.

Three Months Ended March 31, 1999 and 1998 Compared

      The Company's revenues for the three months ended March 31, 1999 were $20,137,326 as compared to revenues of $13,097,727 for the comparable period of the prior year. This increase was attributable primarily to increased commissions from increased sales of financial planning services and additional revenues received from tax preparation.

      The Company's total revenues for the quarter ended March 31, 1999 consist of $10,402,562 for tax preparation services, $9,375,196 for financial planning services, and $359,568 for direct mail services. The Company's total revenues for the quarter ended March 31, 1998 consist of $8,274,768 for tax preparation services, $4,697,780 for financial planning services and $125,179 for direct mail services.

      The increase in the Company's financial planning revenues for the quarter ended March 31, 1999 compared to the prior year's period is approximately 99%. The increase in such financial planning revenues is attributable to the production from new financial planners, increased securities and insurance transactions attributable to existing financial planners and additional revenues generated from the acquisition of North Ridge and North Shore. The increase in the Company's revenue from tax preparation fees for the quarter ended March 31, 1999 compared to the comparable period of the prior year is approximately 26%, predominately due to new tax offices acquired, an increase in the average fee per return and the tax returns prepared on the Company's e1040. com web site.

         The Company's operating expenses for the quarter ended March 31, 1999 were $14,227,927 as compared to operating expenses of $10,120,326 for the comparable period of the prior year. The increase in operating expenses was attributable to an increase in salaries and commissions in the amount of $3,556,123, an increase in general and administrative expenses of $329,265, an increase in depreciation and amortization expenses of $208,540, and an increase in rent expense of $182,462. These increases in operating expenses were offset by a decrease in direct mail costs of $823 and a decrease in advertising expenses of $167,966.

      The increase in operating expenses was primarily attributable to the costs associated with the increase in financial planning commissions and income tax returns prepared.

      The increase in salaries and commissions is primarily due to an increase in commissions payable to financial planners as a result of the increased sales of financial planning services and the addition of financial planners from the acquisition of North Ridge and North Shore. Payroll costs increased due to the additional tax preparers during the period necessary to prepare the additional number of returns.

      The increase in general and administrative expenses is due primarily to the Company's expansion of operations pertaining to the tax preparation and brokerage operations acquired.

      Advertising costs increased due to expenses associated with the mailing costs relating to newsletters and financial planning seminars.

      The Company's net income for the three months ended March 31, 1999 was $3,442,230 as compared to $1,834,231 for the three months ended March 31, 1998. The increase of approximately 88% is primarily due to a net increase in overall operating profits generated from tax preparation fees and financial planning services.

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

      The Company's cash flows provided by (used in) operating activities was $191,082 and $(666,351) for the nine months ended March 31, 1999 and 1998, respectively. The increase of $857,433 is due primarily to an increase in net income for the current period and offset by an increase in cash used to acquire new businesses.

      Net cash used in investing activities was $8,851,735 and $741,543 for the nine months ended March 31, 1999 and 1998, respectively. The increase of $8,110,192 is primarily due to an increase in cash used to acquire businesses of $6,331,952, an increase in capital expenditures of $482,275 and an increase in advances to related parties of $1,200,532.

      Net cash provided by financing activities was $ 9,739,863 and $646,975 for the nine months ended March 31, 1999 and 1998, respectively. The increase in net cash provided by financing activities of $9,092,888 is primarily due to a net increase in the proceeds of bank and other loans of $6,268,154 and an increase in the proceeds from the sale of common stock and the exercise of stock options and warrants of $2,809,750.

      At March 31, 1999, short-term borrowings consist of a $4.5 million line of credit plus a $3.5 million revolving credit facility of which $2.5 million has been borrowed. This bank debt is collateralized by significantly all of the Company's assets and is also guaranteed by three principal shareholders.

      During October and November 1998, the Company's public and underwriter warrants were exercised resulting in gross proceeds of approximately $3,115,000.

      The Company believes that it could continue to operate without any additional financing (other than its seasonal bank loans) during the next 12 months. The Company anticipates that it will not pay dividends on its Common Stock in the foreseeable future, but will apply any profits to fund the Company's expansion.

Year 2000 Compliance

      The Company's Great Plains accounting software, commission system, and its' A+ tax preparation software is year 2000 compliant. Since the Company has recently upgraded its computer software, it does not anticipate any material additional costs with regard to its year 2000 compliance. The year 2000 issue is not expected to affect the systems of various entities with which the Company interacts. However, there can be no assurance that the systems of other companies on which the Company relies will be timely converted, or that a failure by another Company's systems to be year 2000 compliant would not have a material adverse effect on the Company.

                                     PART II

ITEM 1. Legal Proceedings

      In April 1998, Texas Capital Securities, Inc. ("Texas Capital") and its assignee, Harbor Financial, Inc. (Harbor Financial") instituted a suit in the U.S. District Court in Austin Texas, demanding issuance, collectively, of 100,000 warrants to purchase the Company's Common stock at $5.125 per share (alleged to have been issuable under an investment banking agreement pursuant to which Texas Capital was to have provided investment banking services to the Company), as well as attorney's fees and exemplary damages. The Company entered into a settlement with Texas Capital and Harbor Financial whereby the Company agreed to issue warrants to purchase 72,250 shares of Common Stock at $5.125 to Harbor Financial and 12,750 shares of Common Stock to Woodward, Hall & Primm; and Thomas Povinelli, the Company's Chief Operating Officer, agreed to transfer 1,875 shares of the Company's Common Stock to Woodward, Hall & Primm and 10,625 shares of the Company's Common Stock to Harbor Financial. The Company is to reimburse Mr. Povinelli for such shares at the market value of the shares transferred.

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

      In August 1998, a legal action was instituted against the Company pertaining to a wrongful death matter allegedly sustained in a Company automobile more than ten years ago. The complaint seeks indemnification in the amount of up to $3.5 million. The allegations in the complaint are based upon a $1.7 million payment made by the plaintiffs plus an additional $1.8 million payment for which plaintiffs ultimately may be held liable. An additional action is currently pending to determine the liability allocation. The Company answered the complaint by asserting numerous defenses which it believes are meritorious. The Company is unable to determine at this time the ultimate likelihood of success of any asserted allegation or defense.

ITEM 6. Exhibits and Reports on Form 8-K

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

      10.1 Stock Purchase Agreement dated November 19, 1998 , by and among Gilman & Ciocia, Inc., Daniel Levy, and Joseph Clinard, incorporated by reference to Exhibit No. 1 in the Registrations Curent Report on Form 8-K dated December 7, 1998.

      10.2 Stock and Asset Purchase Agreement Dated April 5, 1999, by and among Gilman & Ciocia, iNc., a Delaware Corporation, Prime Financial Services, Inc., a Delaware Corporation, Prime Financial Services, Inc., a New York Corporation, Michael Ryan and Ralph Porpora, incorporated by reference to Exhibit No. 1 in the Registrations Current Report on Form 8-K dated April 20, 1999.

      10.3 Revolving Credit Agreement Dated March 1, 1999 among Gilman & Ciocia, Inc., and State Bank of Long Island, European American Bank, North Shore Capital Management Corp. and Gilman & Ciocia Securities, Inc.

      27    Gilman & Ciocia, Inc. - Financial Data Schedule, Dated March 31,
            1999

(b)   Reports on Form 8-K

            The Company filed a Current Report on Form 8-K dated November 19, 1998, amended February 4, 1999 , in connection with the acquisition of North Ridge Securities Corp. and North Shore Capital Management Corp.

            The Company filed a Current Report on Form 8-K dated April 5, 1999 in connection with the acquisition of Prime Capital Services, Inc., Asset & Financial Planning, Ltd., and Prime Financial Services, Inc.

                                    SIGNATURE

      In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 17, 1999

GILMAN & CIOCIA, INC.


By/s/Thomas Povinelli
---------------------
Thomas Povinelli
Chief Operating  Officer


By/s/Stephen B. Sacher
----------------------
Stephen B. Sacher
Chief Financial Officer/
Chief Accounting Officer

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                      MARCH 31,
                                                                        1999
                                                                     (UNAUDITED)
                                                                     -----------
CURRENT ASSETS:
     CASH AND CASH EQUIVALENTS                                       $ 2,785,041
     MARKETABLE SECURITIES
     ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL
          ACCOUNTS OF $87,500                                          8,603,269
     RECEIVABLE FROM RELATED PARTIES, CURRENT PORTION                  1,802,842
     PREPAID EXPENSES AND OTHER CURRENT ASSETS                         2,519,785
     DEFERRED TAX ASSETS, CURRENT PORTION
                                                                          54,000
                                                                     -----------
          TOTAL CURRENT ASSETS                                        16,135,298
                                                                     -----------
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION                2,059,854
          OF $2,356,350                                              -----------


OTHER ASSETS:
     INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION                7,813,377
          OF $1,237,474
     RECEIVABLES  FROM RELATED PARTIES, NET OF CURRENT
          PORTION
                                                                         633,978
     DEFERRED TAX ASSETS
                                                                         191,000
     OTHER ASSETS
                                                                         490,266
                                                                     -----------
          TOTAL OTHER ASSETS                                           9,128,621
                                                                     -----------
TOTAL ASSETS                                                         $27,323,773
                                                                     ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                      MARCH 31,
                                                                        1999
                                                                    (UNAUDITED)
                                                                   -------------
CURRENT LIABILITIES:
     SHORT-TERM BORROWINGS (NOTE 4)                                $  7,000,000
     DUE TO FORMER OWNERS OF ACQUIRED BUSINESSES                        575,000
     ACCOUNTS PAYABLE AND ACCRUED EXPENSES                            2,234,161
      INCOME TAXES PAYABLE                                            2,087,619
                                                                   ------------
          TOTAL CURRENT LIABILITIES                                  11,896,780
                                                                   ------------


COMMITMENTS AND CONTINGENCIES (NOTE 3)

LONG TERM DEBT (NOTE 4)                                                    --
                                                                   ------------
          TOTAL LIABILITIES                                          11,896,780
                                                                   ------------
STOCKHOLDERS' EQUITY:
     PREFERRED STOCK-$.001 PAR VALUE - SHARES AUTHORIZED
          100,000: NONE ISSUED AND OUTSTANDING                             --
     COMMON STOCK - $.01 PAR VALUE - SHARES AUTHORIZED
          9,000,000: ISSUED 6,613,082 (MARCH 31, 1999)                   66,131
     PAID-IN-CAPITAL                                                  9,437,532
     RETAINED EARNINGS                                                6,849,022
                                                                   ------------
                                                                     16,352,685
     LESS- TREASURY STOCK, AT COST: 218,815 SHARES                     (840,176)
               STOCK SUBSCRIPTIONS AND ACCRUED INTEREST RECEIVABLE     (156,946)
     ACCUMULATED COMPREHENSIVE INCOME:
               UNREALIZED GAIN ON MARKETABLE SECURITIES, NET
               OF INCOME TAXES                                           71,430
                                                                   ------------
       TOTAL STOCKHOLDERS' EQUITY                                    15,426,993
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 27,323,773
                                                                   ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               GILMAN & CIOCIA, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME

                                         (UNAUDITED)

                                            For the Three Months Ended       For the Nine Months Ended
                                                     March  31                        March  31
                                                1999            1998            1999            1998
                                                ----            ----            ----            ----
REVENUES:
     TAX PREPARATION FEES                  $ 10,402,562       8,274,768    $ 10,829,435    $  8,718,884
     FINANCIAL PLANNING SERVICES              9,375,196       4,697,780      20,027,735      11,429,991
     DIRECT MAIL SERVICES                       359,568         125,179       1,137,508       1,561,538
                                           ------------    ------------    ------------    ------------
          TOTAL REVENUES                     20,137,326      13,097,727      31,994,678      21,710,413
                                           ------------    ------------    ------------    ------------
OPERATING EXPENSES:
     SALARIES AND COMMISSIONS                 8,942,537       5,386,414      17,091,021      10,667,524
     GENERAL AND ADMINISTRATIVE EXPENSES      1,744,920       1,415,655       3,456,289       2,902,443
     ADVERTISING                              2,313,152       2,481,118       2,819,929       2,551,734
     DIRECT MAIL COSTS                          183,340         184,163         485,465         720,411
     RENT                                       700,362         517,900       1,732,861       1,529,682
     DEPRECIATION AND AMORTIZATION              343,616         135,076         844,515         609,008
                                           ------------    ------------    ------------    ------------
          TOTAL OPERATING EXPENSES           14,227,927      10,120,326      26,430,080      18,980,802
                                           ------------    ------------    ------------    ------------
           OPERATING INCOME                   5,909,399       2,977,401       5,564,598       2,729,611
                                           ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
     INTEREST AND INVESTMENT INCOME              11,627          49,633          61,952          67,437
     INTEREST EXPENSE                           (96,301)        (78,223)       (145,722)       (152,679)
      OTHER INCOME                                5,450           2,700          13,886          40,188
                                           ------------    ------------    ------------    ------------
          TOTAL OTHER INCOME (EXPENSE)          (79,224)        (25,890)        (69,884)        (45,054)
                                           ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES                    5,830,175       2,951,511       5,494,714       2,684,557
PROVISION FOR INCOME TAXES                    2,387,945       1,117,280       2,250,406       1,033,000
                                           ------------    ------------    ------------    ------------
          NET INCOME                       $  3,442,230    $  1,834,231    $  3,244,308    $  1,651,557
                                           ============    ============    ============    ============
NET INCOME PER SHARE :
           BASIC                           $       0.54    $       0.34    $       0.55    $       0.31
           DILUTED                         $       0.48    $       0.28    $       0.49    $       0.28

WEIGHTED AVERAGE COMMON SHARES:
           BASIC                              6,391,077       5,384,808       5,939,851       5,377,010
           DILUTED                            7,139,860       6,456,176       6,677,458       5,975,024

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                             STOCK
                                                                         SUBSCRIPTIONS ACCUMULATED                         TOTAL
                                                                          AND ACCRUED     OTHER                            STOCK-
FOR THE NINE MONTHS ENDED      COMMON STOCK       PAID-IN     RETAINED     INTEREST   COMPREHENSIVE    TREASURY STOCK     HOLDERS'
     March 31, 1999         SHARES      AMOUNT    CAPITAL     EARNINGS    RECEIVABLE      INCOME     SHARES     AMOUNT     EQUITY
-------------------------   --------------------------------------------------------------------------------------------------------
BALANCE AT JULY 1, 1998     5,606,913   $56,069  $6,377,334   $3,604,714   $(148,845)    $(86,903)   211,315  $(784,782) $9,017,587

PURCHASE OF TREASURY STOCK                                                                             7,500    (55,394)    (55,394)

ISSUANCE OF COMMON STOCK
       UPON EXERCISE OF
       STOCK OPTIONS          278,547     2,785     202,215                                                                 205,000

ISSUANCE OF COMMON STOCK
       UPON EXERCISE OF
       WARRANTS - NET         700,852     7,009   2,633,249                                                               2,640,258

ISSUANCE OF COMMON
       STOCK UPON
       PURCHASE
       ACQUISITION             26,770       268     224,734                                                                 225,002

ACCRUED INTEREST INCOME                                                       (8,101)                                        (8,101)

COMPREHENSIVE INCOME:
     UNREALIZED GAIN ON
        MARKETABLE
        SECURITIES                                                                        158,333                           158,333

NET INCOME                                                     3,244,308                                                  3,244,308
                                                              ----------               ----------                       -----------
TOTAL COMPREHENSIVE INCOME                                     3,244,308                  158,333                         3,402,641
                            --------------------------------------------------------------------------------------------------------
BALANCE AT
     MARCH 31, 1999         6,613,082   $66,131 $ 9,437,532   $6,849,022   $(156,946)     $71,430    218,815  $(840,176)$15,426,993
                            ========================================================================================================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          NINE MONTHS
                                                             ENDED
                                                            MARCH 31,
                                                  -----------------------------
                                                       1999            1998
                                                       ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                          $3,244,308     $ 1,651,557
ADJUSTMENTS TO RECONCILE NET INCOME
     TO NET CASH AND CASH EQUIVALENTS
     PROVIDED BY (USED IN) OPERATING
     ACTIVITIES:
COMPENSATION EXPENSE RECOGNIZED
     IN CONNECTION WITH THE
     ISSUANCE OF STOCK OPTIONS                          86,874           47,550
BAD DEBT EXPENSE                                      (100,000)
DEPRECIATION AND AMORTIZATION                          844,514          550,068
LOSS FROM INVESTMENT                                        --          (9,379)
LOSS ON SALE OF MARKETABLE  SECURITIES                      --           16,213
DEFERRED TAX BENEFIT                                   (93,101)        (140,000)
UNREALIZED LOSS ON MARKETABLE SECURITIES                 2,331            6,692
DEFERRED COMPENSATION EXPENSE                          105,001          119,004
INTEREST ON STOCK SUBSCRIPTIONS                         (8,100)          (7,643)
PROCEEDS FROM SALE OF MARKETABLE SECURITIES                 --           22,323
(INCREASE) DECREASE IN:
     ACCOUNTS RECEIVABLE                            (5,914,708)      (3,960,055)
     ADVANCES TO FINANCIAL PLANNERS                      5,764           (1,169)
     SECURITY DEPOSITS                                (147,368)         (26,397)
     PREPAID EXPENSES AND OTHER CURRENT ASSETS        (821,609)        (795,456)
INCREASE(DECREASE)IN:
     ACCOUNTS PAYABLE,ACCRUED EXPENSES, AND
         OTHER CURRENT LIABILITIES                   2,987,176        1,860,341
                                                    ----------       ----------
NET CASH AND CASH EQUIVALENTS  PROVIDED
    BY (USED IN)  OPERATING ACTIVITIES                 191,082        (666,351)
                                                    ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
CAPITAL EXPENDITURES                                (1,174,971)        (692,696)
ACQUISITION OF INTANGIBLE ASSETS/BUSINESS           (1,122,582)        (144,176)
ACQUISITION OF NORTH SHORE CAPITAL
      MANAGEMENT CORP. AND NORTH
      RIDGE SECURITIES CORP.
      -  NET OF CASH ACQUIRED                       (5,353,546)              --
INVESTMENTS                                             (1,200)         (13,858)
REPAYMENTS OF NOTES RECEIVABLE
      FROM RELATED PARTIES                               1,096          109,187
NOTES TO RELATED PARTIES                            (1,200,532)              --
                                                    ----------       ----------
NET CASH AND CASH EQUIVALENTS USED
      IN INVESTING ACTIVITIES                       (8,851,735)        (741,543)
                                                    ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
ACQUISITION OF TREASURY STOCK                          (55,395)        (146,226)
PROCEEDS FROM BANK AND OTHER LOANS                   7,000,000        3,000,000
PROCEEDS FROM  EXERCISE OF STOCK
     OPTIONS AND WARRANTS                            2,845,258           35,508
PAYMENTS OF BANK AND OTHER LOANS                       (50,000)      (2,318,154)
PROCEEDS FROM STOCK SUBSCRIPTIONS                           --           75,847
                                                    ----------       ----------
NET CASH AND CASH EQUIVALENTS
      PROVIDED BY FINANCING ACTIVITIES               9,739,863          646,975
                                                    ----------       ----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                        1,079,210         (760,919)

CASH AND CASH EQUIVALENTS  AT BEGINNING OF PERIOD    1,705,831        2,920,489
                                                    ----------       ----------
CASH  AND CASH EQUIVALENTS AT END OF PERIOD         $2,785,041       $2,159,570
                                                    ==========       ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                            (UNAUDITED)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:      1999        1998
                                                         ----        ----
               CASH PAYMENTS FOR THE PERIOD:
               INTEREST                               $  125,881   $  152,679
                                                      ==========   ==========
               INCOME TAXES                           $  411,110   $  224,235
                                                      ==========   ==========
SUPPLEMENTAL SCHEDULE OF NON-CASH
               INVESTING AND FINANCING
               ACTIVITIES:

               DETAILS  OF BUSINESS COMBINATIONS:
               FAIR VALUE OF ASSETS ACQUIRED          $7,845,441           --
               LESS:

                     LIABILITIES ASSUMED                (460,584)          --
                     DUE TO FORMER OWNERS OF
                       ACQUIRED BUSINESSES              (575,000)          --

                     STOCK ISSUED                       (225,002)
                                                      ----------   ----------
               CASH PAID FOR ACQUISITIONS              6,584,855           --

               CASH ACQUIRED IN ACQUISITIONS            (108,727)          --
                                                      ----------   ----------

               NET CASH PAID FOR ACQUISITIONS         $6,476,128           --
                                                      ==========   ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      GILMAN & CIOCIA, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  March 31,1999
                                   (Unaudited)

      NOTE 1 - BASIS OF FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of Gilman & Ciocia, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

The consolidated financial statements and the related notes thereto as of March 31,1999 and for the three months and nine months ended March 31, 1999 and 1998 are presented as unaudited, but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring accruals. These interim financial statements are not necessarily indicative of the results for any future periods. This Form 10-QSB should be read in conjunction with the Company's Form 10-KSB for June 30, 1998.

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

      NOTE 2 - BUSINESS COMBINATIONS

      In November, 1998, the Company acquired all of the outstanding stock of North Ridge Securities Corp., ("North Ridge"), a securities broker/dealer, and North Shore Capital Management Corp., ("North Shore") a company that supplies management services to North Ridge for $5,250,000 including $1,250,000 in short-term notes. The notes have subsequently been paid. The acquired business is a full-service financial organization, which provides its clients with a wide range of financial investment services. The acquisition has been accounted for by the purchase method. The results of operations of North Ridge and North Shore have been included in the Company's results of operations from November, 1998.

      The schedule below shows the pro forma amounts assuming the business combination was completed on July 1, 1998:

                                                  Pro Forma
                                                  Nine Months Ended
                                                  March 31, 1999
                                                  --------------

Revenues                                             $34,265,221

Income before income taxes                             5,399,216

Net Income                                             3,112,318

Income per share of common stock                          $ 0.47
                                                     ===========


      NOTE 3 - CONTINGENCIES

In April 1998, an investment banker and its assignee, instituted a suit in the U.S. District Court in Austin Texas, demanding issuance, collectively, of 100,000 warrants to purchase the Company's common stock at $5.125 per share (alleged to have been issuable under an investment banking agreement pursuant to which the investment banker was to have provided investment banking services to the Company), as well as attorney's fees and exemplary damages. The Company entered into a settlement with the plaintiffs whereby the Company agreed to issue warrants to purchase 85,000 shares of Common Stock in the aggregate at $5 1/8 and the Company's Chief Operating Officer, agreed to transfer 12,500 shares of the Company's Common Stock in the aggregate. The Company is to reimburse its officer for such shares at the market value of the shares transferred. Should the shares underlying the 85,000 warrants not be registered by June 4, 1999, the defendants have 60 days from that date to exchange these warrants for an additional 31,000 shares of the Company's Common stock. The Company valued this settlement at $348,000, and included this amount in general and administrative expenses, net of previous reserves, for the nine months ended March 31, 1999.

      In addition, the Company has received a demand letter from a consultant demanding the issuance of 150,000 warrants to purchase the Company's Common stock at $5.13 per share, alleged to have been issuable under a consulting agreement pursuant to which the investment banker was to have provided consulting services to the Company. The Company believes that the consultant defaulted under such agreement and provided no material services to the Company. The Company has denied such demand.

In August 1998, a legal action was instituted against the Company pertaining to a wrongful death matter allegedly sustained in a Company automobile more than ten years ago. The complaint seeks indemnification in the amount of up to $3.5 million. The allegations in the complaint are based upon a $1.7 million payment made by the plaintiffs plus an additional $1.8 million payment for which plaintiffs ultimately may be held liable. An additional action is currently pending to determine the liability allocation. The Company answered the complaint by asserting numerous defenses which it believes are meritorious. The Company is unable to determine at this time the ultimate likelihood of success of any asserted allegation or defense.

      NOTE 4 - CREDIT AGREEMENTS

During the third quarter of fiscal 1999, the Company borrowed $4,500,000 under a new line of credit. With two banks. The interest rate is at 1 1/2% over prime. The Company also entered into a revolving credit agreement with two the banks with interest at prime plus 1 1/2%. At March 31, 1999, the Company had borrows $2,500,000 of $3,500,000 available under the agreement. The revolving credit agreement requires that the Company maintain certain minimum net worth ratios and places certain limitations on dividend payments. Both loan facilities are guaranteed by three principal shareholders of the Company and collateralized by significantly all of the Company's assets.

      NOTE 5: SUBSEQUENT EVENT

      On April 5, 1999 the Company consummated the acquisition of all of the issued and outstanding capital stock of Prime Capital Services, Inc., a New York corporation ("PCS"), Asset & Financial Planning, Ltd., a New York corporation ("AFP"), and simultaneously Prime Financial Services, Inc., a Delaware corporation and a newly-formed and wholly-owned subsidiary of the Company ("PFS"), consummated the acquisition of certain assets of Prime Financial Services, Inc., a New York corporation ("Oldco"), (collectively, the "Acquisition"), pursuant to a Stock and Asset Purchase Agreement.

      PCS is a registered securities broker/dealer and a member of the National Association of Securities Dealers, Inc. AFP provides investment management services. PFS was organized February 17, 1999. PFSI performs management services for PCS and AFP and operates an insurance brokerage business. The principal assets acquired by PFS are equipment, furniture and advances to registered representatives of PCS (the "Representative Advances").

      For all the outstanding shares of the common stock of PCS and PFS and for the assets acquired by PFS (except the Representative Advances), the Company delivered at the closing of the Acquisition 603,878 shares of the Common stock of the Company, par value $.01 per share , and placed an additional 147,126 shares of the Common stock in escrow, or total consideration of 751,004 shares of Common Stock. The amount of Purchase Shares may be adjusted downward, if the 1999 adjusted pre-tax profits of PCS, PFS, and AFP fail to meet certain targets set forth in the Purchase Agreement. The Common Stock placed in escrow at Closing shall be released, except to the extent of such adjustment, thirty (30) days after the final determination of such adjustment. The consideration for the purchase of the Representative Advances may be reduced to the extent that the representative Advances are found not to be collectible.

      At the Closing, the Company entered into Limited Liability Company Interest Option Agreement with Oldco granting to the Company an option to purchase Oldco's 50% limited liability company interest in Healthvest LLC, a Delaware limited liability company ("Healthvest"), at an exercise price of $1.00 and exercisable any time during a period extending from the Closing to the fifth anniversary of the Closing. Healthvest markets and sells, pursuant to a joint marketing agreement, financial services to certain customers of Oldco, PCS, Henry Schein, Inc. ("Schein") and Henry Schein Financial Services, Inc. who are in-office healthcare practitioners. Oldco's participation in such joint marketing agreement was assigned to and assumed by PFS as part of the Acquisition. Schein is a direct marketer of healthcare products and services to office-based healthcare practitioners. Schein is the owner of the 50% limited liability company interest in Healthvest not subject to the Option.