Form 10QSB/A
period 1999-03-31
GILMAN & CIOCIA INC
filed 1999-05-21
CIK 914142

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

Dated: May 17, 1999

GILMAN & CIOCIA, INC.


By/s/Thomas Povinelli
---------------------
Thomas Povinelli
Chief Operating  Officer


By/s/Stephen B. Sacher
----------------------
Stephen B. Sacher
Chief Financial Officer/
Chief Accounting Officer

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                      MARCH 31,
                                                                        1999
                                                                     (UNAUDITED)
                                                                     -----------
CURRENT ASSETS:

     CASH AND CASH EQUIVALENTS                                       $ 2,785,041

     MARKETABLE SECURITIES                                               370,361
     ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL
          ACCOUNTS OF $87,500                                          8,603,269
     RECEIVABLE FROM RELATED PARTIES, CURRENT PORTION                  1,802,842
     PREPAID EXPENSES AND OTHER CURRENT ASSETS                         2,519,785
     DEFERRED TAX ASSETS, CURRENT PORTION
                                                                          54,000
                                                                     -----------
          TOTAL CURRENT ASSETS                                        16,135,298
                                                                     -----------
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION                2,059,854
          OF $2,356,350                                              -----------


OTHER ASSETS:
     INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION                7,813,377
          OF $1,237,474
     RECEIVABLES  FROM RELATED PARTIES, NET OF CURRENT
          PORTION
                                                                         633,978
     DEFERRED TAX ASSETS
                                                                         191,000
     OTHER ASSETS
                                                                         490,266
                                                                     -----------
          TOTAL OTHER ASSETS                                           9,128,621
                                                                     -----------
TOTAL ASSETS                                                         $27,323,773
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