Form 10KSB
period 1999-06-30
GILMAN & CIOCIA INC
filed 1999-10-20
CIK 914142

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[  ]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the
         fiscal year ended June 30, 1999.

{  }     Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 [No Fee Required] for
         the transition period from ______________ to ______________.

Commission file number 000-22996

                              GILMAN + CIOCIA, INC.
                 (Name of small business issuer in its charter)

                   Delaware                                     11-2587324
           (State or jurisdiction of                         (I.R.S. Employer
        incorporation or organization)                      (Identification No.)

1311 Mamaroneck Ave. Suite 130, White Plains, NY                    10605
    (Address of principal executive offices)                      (Zip Code)

                                 (914) 397-4829
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:          Name of Exchange
                   Title of each class                       on which registered

Securities registered under Section 12(g) of the Act:

                     Common Stock, par value $.01 Per share
                                (Title of class)

Check whether the issuer: (1) filed reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. :

State issuer's revenues for its most recent fiscal year. [$50,443,406]

The aggregate market value of the voting stock held by non-affiliates as of [September 30, 1999] was $48,666,555 based on a sale price of $11.25.

State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of [September 30, 1999, 7,511,059] shares of the issuer's common equity were outstanding.

Transitional Small Business Disclosure Format (check one): Yes__ No X

                                     Part I

Item 1.           DESCRIPTION OF BUSINESS

General

         Gilman + Ciocia, Inc. is a corporation that was organized in 1981 under the laws of the State of New York (together with its wholly owned subsidiaries, the "Company" or "Gilman + Ciocia(R)" [or "GTAX"]). The company was reorganized under the laws of the State of Delaware in 1993. The Company provides federal, state and local tax preparation and financial planning services to individuals predominantly in the middle and upper income brackets. The Company currently has 135 offices operating in 15 states. To complement its tax preparation services, the Company also provides financial planning services to its tax preparation customers. These financial planning services include securities brokerage services and insurance and mortgage agency and finder services. The Company also operates a direct mail service, which provides advertising and other mail services for the Company as well as third party customers.

         During the Company's fiscal year ended June 30, 1999 ("Fiscal 1999"), Gilman + Ciocia prepared approximately 120,000 tax returns, which represents an increase of 26% from the approximately 95,000 tax returns it prepared during its fiscal year ended June 30, 1998 ("Fiscal 1998"). Also in Fiscal 1999, Gilman + Ciocia earned $36,137,861 in commissions from financial planning services provided by its customers, an increase of 118% over the $16,578,032 received from financial planning services in Fiscal 1998. In Fiscal 1999, approximately 25% of the Company's revenues were from tax preparation services, and approximately 72% of the Company's revenues were from commissions on financial planning services. Approximately 3% of the Company's revenues were attributable to the Company's direct mail service operations.

         While preparing tax returns, clients often consider other aspects of their financial needs, such as insurance, investments, pension and estate planning. The Company capitalizes on this situation by introducing its tax clients, if appropriate, to financial planners. The Company provides tax clients with questionnaires about their financial goals, and the tax clients then have the opportunity to request the Company's assistance with their financial planning needs. When the Company is notified, it introduces the client to a financial planner. In approximately 20% of such cases, the financial planner is also the tax preparer.

         In February 1999, the Company began preparing individual income taxes online when its newly formed subsidiary e1040.com, Inc. completed the acquisition of all the assets of an existing online tax preparation business. Since its purchase, e1040.com has generated 5.6 million web page hits, representing 373,000 visitors to the e1040.com web site, and has prepared 1,525 tax returns and 4,400 tax extensions.

         In July 1999, the Company formed a joint venture corporation, GTAX/Career Brokerage, Inc. ("GTAX/CB"), with Fiengold & Scott, Inc., a company engaged in the wholesaling of insurance and annuity products. The Company is the owner of 50% of the stock of GTAX/CB; Fiengold & Scott, Inc. is the owner of the remaining 50%. GTAX/CB was formed to become a licensed insurance agent in all states in which the Company markets insurance and annuity products and to act as licensed entity for the sale by the Company of life insurance, long-term health
care  insurance,   and   fixed-annuity   products.   The
parties have made a thousand-dollar investment to the joint venture involved.

         In Fiscal 1999, the Company purchased all of the issued and outstanding capital stock of Prime Capital Services, Inc. ("Prime") and of North Ridge Securities Corp. ("North Ridge"), each a registered securities broker/dealer. The Company terminated its relationship with Royal Alliance Associates, Inc. ("Royal Alliance"), an independent registered broker/dealer, which had previously been referred clients by the company and which had retained approximately six percent (6%) of the total securities commissions generated by financial planners to whom the Company had referred clients. Each of the financial planners to whom a client might be introduced is now a registered representative ("Registered Representative") of either Prime or North Ridge. Each Registered Representative is also either an employee of the Company, with an employment agreement calling for a specified payout on commissions to be made by Prime or North Ridge, as the case may be, or an independent contractor with a contractual agreement to share commissions with either Prime or North Ridge, as the case may be, in return for the Company's referral of new clients. The Company and its subsidiaries therefore retain six percent (6%) more of the securities commissions generated through its referrals than it had in previous years. The amount of commission earned by the Company depends on the financial planning services that are sold. Almost all of the financial planners are also authorized agents of insurance underwriters and mortgage agencies, and the Company earns revenues from these insurance and mortgage services as well. Each of North Ridge and Prime has its own clients independent of referrals from Gilman + Ciocia.

         The Company's direct mail service division assembles, packages and sends direct mail materials of third-party customers as well as the Company's own marketing materials. This division also provides limited consulting services in connection with the design, creation and testing of direct mail materials.

Industry Overview

         The United States Internal Revenue Service (the "IRS") reported that approximately 120 million individual 1998 federal income tax returns were filed in the United States through June 30, 1999. According to the IRS, approximately one-half of the tax returns filed in the United States each year are completed by a paid preparer. Among paid preparers, H&R Block, Inc. ("H&R Block") dominates the low-cost tax preparation business with approximately 8,000 offices located throughout the United States. According to information released by H&R Block, H&R Block prepared an aggregate of approximately 16 million United States tax returns during the 1999 tax season, which represented approximately 13% of all tax returns filed in the United States. Other than H&R Block, the tax preparation industry is highly fragmented and includes regional tax preparation services, accountants, attorneys, small independently owned companies, and financial service institutions that prepare tax returns as ancillary parts of their businesses. The ability to compete in this market depends in large part on the geographical area, specific location of the tax preparation office, local economic conditions, quality of on-site office management and the ability to file tax returns electronically with the IRS.

         According to data from the National Association of Securities Dealers, Inc. (the "NASD"), approximately 600,000 registered securities broker/dealers are registered in the United States, some of which provide financial planning services similar to those offered by the Company. A large number of these professionals are affiliated with larger financial industry firms. The remaining portion of the financial planning industry is highly fragmented with services provided by certified financial planners, stockbrokers and accountants. The Company believes that no other large, national tax preparation firm has combined tax preparation and financial planning services to the same extent as the Company.

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

         E1040.com is an online tax preparation service whereby clients submit information concerning their income, deductions, family status, etc. over the Internet to e1040.com's staff who are employees of the company. These tax preparers then prepare the client's federal, state and local returns, and then either files it electronically, or returns it to the client for filing.

         The Company believes that it offers clients a cost effective tax preparation service compared to services provided by accountants, attorneys and independent tax preparers. The Company's volume allows it to provide uniform service at competitive prices. In addition, as compared to certain of its competitors that are open only during tax season, most of the Company's offices are open year round due to the demand for financial planning services.

         Since 1990, the IRS has made electronic filing available throughout the United States. The IRS has announced its intention to increase the number of tax returns filed electronically and is currently reviewing various proposals to encourage the growth of its electronic filing program. The Company has qualified to participate in the electronic filing program with the IRS and offers clients the option of filing their federal income tax returns electronically. Under this system, the final federal income tax return is transmitted to the IRS through a publicly available software package. As part of its electronic filing program, Refund Anticipation Loans ("RALs") are also available to the clients of the Company through arrangements with approved banking institutions. Using this service, a client is able to receive a check in the amount of his federal refund (less fees charges by the Company and banking institutions) drawn on an approved bank, at the office where he or she had his or her return prepared. RALs are recourse loans secured by the taxpayer's refund. The Company acts only as a facilitator between the client and the bank in preparing and submitting the loan documentation and receives a fee for these services payable upon consummation of the loan. None of the Company's funds are used to finance these loans, and the Company has no liability for repayment of these loans.

         Tax Preparers. The Company's tax preparation business is conducted predominantly in the months of February, March and April when most individuals prepare their federal, state and local income tax returns. The Company hires approximately 500 seasonal employees in conjunction with the utilization of its existing employees to meet the demand imposed during those months, and as a result, has avoided opening offices especially for tax season and closing them after the peak period. Almost all of the Company's professional tax preparers have a college degree or its equivalent and two years of tax preparation experience, and each one is specifically tested and trained by the Company to meet the required level of expertise to properly prepare tax returns. A majority of the Company's seasonal employees return in the next year. The Company generally utilizes advertisements in local newspapers to recruit the remainder of its seasonal work force.

         The Company's tax preparers are generally not certified public accountants. Therefore, they are limited in the representation that they can provide to clients of the Company on an audit by the IRS. The Company's tax preparation business subjects it to potential civil liabilities under the Internal Revenue Code. Although the Company believes that it complies with all applicable laws and regulations, no assurance can be given that the Company will never incur any material fines or penalties. In addition, the Company does not maintain professional liability or malpractice insurance policies. Although the Company complies with all applicable laws and regulations, no assurance can be given that the Company will not be subject to professional liability or malpractice suits.

Financial Planning

         Financial Planning Services. While preparing tax returns, clients often consider other aspects of their financial needs, such as insurance, investments and pension and estate planning. To capitalize on this situation, the Company offers every client the opportunity to complete a questionnaire that requests information on his/her financial situation. These questionnaires are subsequently reviewed by financial planners to evaluate whether the client may need financial planning services. Upon request, the clients are then introduced to the financial planner. Of all of the financial planners affiliated with the Company, approximately 17% also perform tax preparation services as employees of the Company. Approximately 20% of the Company's tax clients also use the Company's financial planning services.

         Most middle and upper income individuals require a variety of financial planning services. If clients seek insurance products in connection with the creation of a financial plan, they are referred to a financial planner (who may also be the tax preparer) who is an authorized agent of an insurance underwriter. If clients seek mutual fund products or other securities for investment, they are referred to a financial planner of the Company (who may also be the tax preparer) who is a Registered Representative of Prime or North Ridge, Broker Dealer subsidiaries of the company. See "--Relationship with Registered Representatives of Broker/Dealer" and "--Relationship with Authorized Agents of Insurance Underwriters."

         The Company does not have financial planners at all of its offices. Approximately 75% of the Company's offices provide both tax preparation and regular financial planning services. The remaining Company offices provide predominantly tax preparation services and have no regular financial planner associated with them, although financial planners from other offices work with clients from all of these offices. In the offices that provide both tax preparation and financial planning services, approximately one-third of these offices have only one person who provides both tax preparation and financial planning services. No office has more than a total of ten tax preparers and financial planners.

         Relationship with Registered Representatives of Securities Broker/Dealer. The financial planners that provide financial planning services to the Company's clients are Registered Representatives of either Prime or North Ridge, which are both registered securities broker/dealers and members of the NASD. To become a Registered Representative, a person must pass one or more of a series of qualifying exams administered by the NASD that test the person's knowledge of securities and related regulations.

         The Company supervises Registered Representatives with regard to all regulatory matters. In addition to certain mandatory background checks required by the NASD, the Company also requires that each Registered Representative respond in writing to a background questionnaire.

         If clients of the Company inquire about the acquisition or sale of investment securities, they are directed to a Registered Representative of either Prime or North Ridge. The Registered Representatives are able to effect transactions in such securities at the request of clients and retain a certain percentage of the commissions earned on such transactions. Prime and North Ridge each have licensed principals in all areas of the securities business. All security transactions are introduced and cleared on a fully disclosed basis through a correspondent broker that is a member of the New York Stock Exchange.

         About ninety percent of the securities transactions effected by Registered Representatives of Prime or North Ridge involve packaged products, including interests in mutual funds and variable annuities, and do not involve corporate equities and bonds and other securities of operating issuers. Registered Representatives do not provide advice regarding particular securities nor do they transact any investments in particular securities, except in very limited cases on the specific initiative and request of a client.

         Each of the Registered Representatives licensed with the Company, except the officers of the Company, has entered into a commission sharing agreement with the Company, which generally provides that a specified percentage of the commissions earned by the Registered Representative (generally fifty percent (50%)) of the total commission is paid to the Company. All Registered Representatives have agreements that contain covenants requiring them to maintain strict confidentiality and to refrain from certain competition with the Company. Agreements with Registered Representatives generally have a term of no more than one year.

         Approximately 80% of the Company's full-year tax-preparer employees are also Registered Representatives. Such individuals, who have two separate roles, divide their time based upon the needs of clients who come to the offices of the Company in which they work. They are compensated by the Company based on the hours they work preparing tax returns and on the number of returns prepared, and they are compensated based on the overall commissions earned on transactions completed for clients of the Company.

         Relationship with Authorized Agents of Insurance Underwriters. Certain of the Company's full-time employees and financial planners are authorized agents of insurance underwriters. If clients of the Company inquire about insurance products, they are directed to one of these authorized agents. These agents are able, through several insurance underwriters, to sell insurance products to clients and retain a certain percentage of the commissions earned on such sales. The Company is an authorized insurance agent under both New York and Florida law. The Company's 50% owned subsidiary, GTAX/CB Brokerage is an authorized agent under New York law. In approximately 20% of the cases where a tax preparation client of the Company is referred to an insurance agent, such authorized agent is the same person as the tax preparer working with such client.

         Each of the insurance agents (except the Company's officers) has entered into a commission sharing agreement with the Company. Each such agreement generally provides that a specified percentage of the commissions earned by the agent are paid to the Company. In the commission sharing agreements, the agents also agree to maintain certain Company information as confidential and not to compete with the Company. Most of the Company's agreements with insurance agents have terms of no greater than one year.

         Credit Cards. The Company entered into a Bankcard Agreement with First USA Bank (the "Credit Card Bank") for the Credit Card Bank to issue MasterCard and/or Visa credit cards denominated as "Gilman + Ciocia" credit cards. The Company supplies a list of the names and addresses of its customers to the Credit Card Banks that is utilized in direct mail solicitations for credit card applications. The Company receives, among other consideration, $15.00 for each "Gilman + Ciocia" credit card issued under a Credit Card Bank marketing plan, $30.00 for each "Gilman + Ciocia" credit card issued under a Company marketing plan, plus 5% of all finance charges collected by the Credit Card Bank from holders of a "Gilman + Ciocia" credit card. The Company bears no risk of loss from default on any of the credit cards issued under this arrangement.

Broker/Dealer Subsidiaries

         North Ridge and Prime (the "B/D Subsidiaries") are each a wholly owned subsidiary of the Company. Each conducts a securities brokerage business providing expertise, products, and sales support to its brokers and investment products and services to its customers.

         The B/D Subsidiaries have been able to recruit and retain experienced and productive brokers who seek to establish and maintain personal relationships with high net worth individuals. The B/D Subsidiaries generally do not hire inexperienced brokers or trainees to work as retail brokers. The Company believes that its performance-based equity incentive compensation has been a key component in its ability to recruit new brokers. The Company believes that continuing to add experienced, highly productive brokers is an integral part of its growth strategy.

         In addition to executing transactions, the B/D Subsidiaries provide services to individual investors, including portfolio strategy, research services and investment advice, as well as other services such as sales of restricted securities. Certain of the B/D Subsidiaries' retail brokers exercise discretionary authority over investment decisions in certain customer accounts.

         The B/D Subsidiaries business and the securities industry in general are subject to extensive regulation in the United States at both the federal and state levels, as well as by self-regulatory organizations ("SROs").

         In the United States, the SEC is the federal agency primarily responsible for the regulation of broker-dealers and investment advisers doing business in the United States, and the Board of Governors of the Federal Reserve System promulgates regulations applicable to securities credit transactions involving broker-dealers and certain other United States institutions. Each of the B/D Subsidiaries is registered as a broker-dealer with the SEC. Certain aspects of broker-dealer regulation have been delegated to securities-industry SROs, principally the NASD and also the NYSE. These SROs adopt rules (subject to SEC approval) that govern the industry, and, along with the SEC, conduct periodic examinations of the B/D Subsidiaries' operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business.

         Broker-dealers  are subject to regulations  covering all aspects of the
securities   industry,   including
sales practices, trade practices among broker-dealers, capital requirements, the use and safekeeping of customers funds and securities, record-keeping and reporting requirements, supervisory and organizational procedures intended to ensure compliance with securities laws and to prevent unlawful trading on material nonpublic information, employee-related matters, including qualification, and licensing of supervisory and sales personnel, limitations on extensions of credit in securities transactions, clearance and settlement procedures, requirements for the registration, underwriting, sale and distribution of securities and rules of the SROs designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, many aspects of the relationship between broker-dealers and customers are subject to regulation, including, in some instances, requirements that brokers make "suitability" determinations as to certain customer transactions, limitations on the amounts that may be charged to customers, timing of proprietary trading in relation to customers trades, and disclosures to customers.

         Prime and North Ridge also are subject to "Risk Assessment Rules" imposed by the SEC. These rules require, among other things, that certain broker-dealers maintain and preserve certain information, describe risk management policies, procedures and systems and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have a material impact on the broker-dealers financial and operational condition.

         Additional legislation, changes in rules promulgated by the SEC, state regulatory authorities or SRO, or changes in the interpretation or enforcement of existing laws and rules may directly affect the mode of operation and profitability of broker-dealers. The SEC, SRO and state securities commissions may conduct administrative proceedings, which can result in censure, fines, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulating and disciplining broker-dealers is the protection of customers and the securities markets, rather than the protection of creditors and shareholders of broker-dealers.

         As registered broker-dealers, the B/D Subsidiaries are required to establish and maintain a system to supervise the activities of their retail brokers, including their independent contractor offices, and other securities professionals. The supervisory system must be reasonably designed to achieve compliance with applicable securities laws and regulations, as well as SRO rules. The SROs have established minimum requirements for such supervisory systems; however, each broker-dealer must establish procedures that are appropriate for the nature of its business operations. Failure to establish and maintain an adequate supervisory system may result in sanctions imposed by the SEC or a SRO that could limit the B/D Subsidiaries abilities to conduct their securities business. Moreover, under federal law, and certain state securities laws, the B/D Subsidiaries may be held liable for damages resulting from the unauthorized conduct of their account executives to the extent that the B/D Subsidiaries have failed to establish and maintain an appropriate supervisory system.

         North Ridge. Approximately ninety percent of the securities transactions effected by North Ridge's Registered Representatives involve packaged products, including interests in mutual funds and variable annuities. The remainder of the securities transactions effected by North Ridge's Registered Representatives involves corporate equities and bonds and other securities of operating issuers. Individual stock and bond transactions are processed through Pershing & Co., the clearing division of Donaldson, Lufkin & Jenrette, where all accounts are insured for up to $10 million.

         North Ridge receives commissions generated by financial planners providing services at North Ridge's offices. As of June 30, 1999 North Ridge employed approximately 80 Registered Representatives (for an explanation of the role of licensed Representatives, see"-RELATIONSHIP WITH REGISTERED REPRESENTATIVES OF BROKER/DEALER" above) in providing financial planning and brokerage services directly to a limited number of clients of North Ridge.

         North Ridge is registered as a securities broker/dealer under the Securities Exchange Act of 1934, as amended, and has been a member of the National Association of Securities Dealers, Inc. ("NASD") since July 1990. In addition, North Ridge has effected all filings under state law to register as a broker/dealer in Arizona, California, Connecticut, Florida, Georgia, Hawaii, Idaho, Illinois, Massachusetts, Minnesota, New York, North Carolina, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, Texas, and Virginia.

         Prime. Approximately ninety percent of the securities transactions effected by Prime's Registered Representatives involve packaged products, including interests in mutual funds and variable annuities. The remainder of the securities transactions effected by Prime's Registered Representatives involved corporate equities and bonds and other securities of operating issuers. Individual stock and bond transactions are processed through National Fidelity where all accounts are insured for up to $10 million.

         Prime receives commissions generated by financial planners who are Registered Representatives of Prime. As of June 30, 1999, Prime employed approximately 400 Registered Representatives (for an explanation of the role of licensed Representatives, see"-RELATIONSHIP WITH REGISTERED REPRESENTATIVES OF BROKER/DEALER" above).

         Prime is registered as a securities broker/dealer under the Securities Exchange Act of 1934, as amended, and has been a member of the National Association of Securities Dealers, Inc. ("NASD") since 1986. In addition, Prime has effected all filings under state law to register as a broker/dealer in every state.

Insurance Brokerage Joint Venture

         GTAX/CB is a joint venture of the Company and Fiengold & Scott, Inc., a company engaged in the wholesaling of insurance and annuity products in every state. The Company is the owner of 50% of the stock of GTAX/CB; Fiengold & Scott, Inc. is the owner of the remaining 50%. GTAX/CB was formed to become a licensed insurance agent in all states in which the Company markets insurance and annuity products.

         GTAX/CB acts as the Company's licensed entity for the sale of life insurance and long-term health care insurance in all the states in which GTAX/CB is licensed and for the sale of fixed annuity products in the state of New York. GTAX/CB is jointly managed by the Company and Feingold & Scott, Inc. The Company and its licensed insurance agents receive commissions on the sale of such insurance products comparable to sales that the Company could place through third-party insurance brokers. In addition, the Company as 50% owner of GTAX/CB will receive 50% of dividends paid by GTAX/CB from its net revenues. Such dividends represent additional income to the Company that it would not receive if it utilized third-party insurance brokers.

         GTAX/CB's business and the insurance industry in general are subject to extensive regulation at the state level in the United States. Insurance agents are subject to regulations covering all aspects of the insurance industry, including sales practices, record-keeping requirements, qualification and licensing.

Direct Mail Division

         The Company commenced operations of a direct mail service division in July 1995 under the name "Progressive Mailing." Progressive Mailing does not design, create or draft the text for direct mail materials, but does provide limited consulting services in these areas.

         The Company's principal marketing medium is direct mail solicitation, and the Company's solicitations constitute the majority of Progressive Mailing's services. Currently, Progressive Mailing is soliciting business through referrals and an employee.

         The direct mail business is highly competitive with many large and small entities competing for business. The principal competitive factors are timeliness, accurate service and price.

         At September 30, 1999, the Company employed 19 people on a full-time basis in its Progressive Mailing division.

Marketing

         The Company markets its services principally through direct mail, promotions, and seminars. The majority of clients in each office return to the Company for tax preparation services during the following years. The Company estimates that in Fiscal 1999, the client retention rate was approximately 75%. Older offices tend to have higher retention rates than new offices.

         Direct Mail. Each year prior to and during the "tax season" when individuals file federal, state and local income tax returns, the Company sends direct mail advertisements to each residence in the area surrounding the Company's offices. The direct mail advertising solicits business principally for the Company's tax preparation services. A large majority of the Company's new clients each year are first introduced to the Company through its direct mail advertising.

         Promotions. The Company offers a $50 U.S. Savings Bond to any client that refers another two clients to the Company. In Fiscal 1998 and Fiscal 1999, the program resulted in approximately 500 new clients per year.

         Seminars.  The  company  supports  its  Registered  Representatives  by
advertising  their  local  financial   planning  seminar.   At  these  seminars,
prospective new clients can learn about a wide variety of investment products and tax planning opportunities.

         Online. The Company currently has a web site on the Internet at http://www.e1040.com for income tax and financial planning advice and Company information, including financial information and the latest news releases. For the 1999 tax season, the Company advertised e1040.com with paid links and banner advertisements on the following web sites: www.irs.com; www.sidewalk.com; www.lycos.com; www.yahoo.com; www.snap.com; and www.planetdirect.com.

         Other Marketing. The Company also prints and distributes brochures, flyers and newsletters about its services.

         The Company believes that its most promising market for in-office tax preparation expansion may lie in areas of high/above average population growth. Individuals usually retain a local tax preparer in connection with their individual tax returns. When people move, therefore, they usually seek to find a new income tax preparer. At or shortly after the time that they move, therefore, individuals are most susceptible to the direct mail advertising of the Company's tax preparation services. The Company has not conducted any analysis of demographic data or any formal market surveys.

Competition

         The income tax preparation and financial planning services industry is highly competitive. The Company's competitors include companies specializing in income tax preparation as well as companies that provide general financial services. Many of these competitors, including H&R Block in the tax preparation field and many well-known brokerage firms in the financial services field have significantly greater financial and other resources than the Company. The Company's on-line tax preparation competitors during the 1999-tax season were Intuit and Secure Tax who have since combined their operations. The Company believes that the primary elements of competition are convenience, location, local economic conditions, quality of on-site management, quality of service, price, and with respect to online operations, effective advertising campaigns and ease of service. There is no assurance that the Company will be able to compete successfully with larger and more established companies.

         In addition, the Company may suffer from competition from departing employees and financial planners. Although the Company attempts to restrict such competition contractually, as a practical matter, enforcement of contractual provisions prohibiting small-scale competition by individuals is difficult. In addition, the Company depends on the availability of employees willing to work for a period of approximately three months for relatively low hourly wages, and minimal benefits. The Company's success in managing the expansion of its business depends in large part upon its ability to hire, train, and supervise seasonal personnel. If this labor pool is reduced or if the Company is required to provide its employees higher wages or more extensive and costly benefits, due to competitive reasons, the expenses associated with the Company's operations could be substantially increased without the Company's receiving offsetting increases in revenues.

Trademarks

         The Company has registered its "Gilman + Ciocia" trademark and has applied for registration of its "e1040.com" trademark, with the U.S. Patent and Trademark Office. There is no assurance that the Company would be able successfully to defend its trademarks if forced to litigate their enforceability. The Company believes that its trademarks "Gilman + Ciocia" and "e1040.com" constitute valuable marketing factors. If the Company were to lose the use of such trademarks, its sales could be adversely affected.

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

         The IRS prohibits tax preparers from using information on a taxpayer's tax return for certain purposes involved in the solicitation of other business from such taxpayer without the consent of such taxpayer. The Company believes that it complies with all applicable IRS regulations.

         The Registered Representatives themselves are strictly regulated in their activities as Registered Representatives of a broker/dealer under the Exchange Act, state regulation, the rules of the NASD and by the rules and regulations of the broker/dealer.

         Gilman + Ciocia, Prime, and North Ridge are registered  broker/dealers:
Prime is registered in every state and North Ridge is registered in every state it does business. Gilman + Ciocia have not registered as a broker/dealer in any states and do not believe that it is currently required to so register. However, The State of Washington made written inquiries in 1996 regarding possible requirements for it to register as a securities broker/dealer in the State of Washington. The Company responded to such inquiries and has not received any further communication from the State of Washington in this regard.

         The Company is the Respondent of a Summary Order to Cease and Desist from the Securities Commissioner of the State of Maryland ordering the Company to cease and desist from holding itself out as offering "financial planning" services and from advertising that "financial planning" services are available at its offices until the Company registers as an investment advisor. This order arose not because the company was itself acting as a financial planner -- because all financial planning in the Company's offices is performed by registered representatives of Prime or North Ridge, which have made all appropriate registrations -- but because under Maryland law, no entity can use the words "financial planner" to promote its business without registering as an investment advisor. The Company does advertise that financial planning services are available at its offices. The Company has agreed with the Maryland Securities Commissioner to register as an investment advisor and to reimburse the State of Maryland for the costs of its proceeding in the amount of $5,000.

         Gilman + Ciocia registered with the Securities and Exchange Commission as an investment advisor in October 1999.

Employees

         As of October 1, 1999, the Company employed 398 persons on a full-time full-year basis, including the Company's four officers. The Company's full-time employees include 50 professional tax preparers, 180 financial planners, 81 clerical and support staff persons (which include persons performing clerical work while in training for other positions), 23 administrative personnel (who include the Company's executive officers), 19 employees who are part of the Company's direct mail services division and 45 individuals who are employed by the Company's broker/dealer subsidiaries. During peak season the Company employs approximately 700 full-time employees, of which approximately 300 of these employees are seasonal and do only tax preparation. Approximately 75% of the Company's seasonal employees return the following year, and the Company uses advertisements in the local newspapers to meet the balance of its recruiting needs. The minimum requirements for a tax preparer at the Company are generally a college degree or its equivalent, two years of tax preparation experience and a passing grade on an examination given by the Company.

         The Company also is affiliated with approximately 400 independent financial planners who have entered into commission sharing agreements with one of the Company's two broker dealer subsidiaries.

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

         Risk of Acquisition of Small Tax Preparation Practices. As part of its strategy, the Company intends to pursue the acquisition of tax preparation practices. The success of the Company will in part depend upon the successful operation of the practices acquired and the integration of the acquired businesses into the Company. A rapid expansion of offices that do not become profitable would reduce the Company's net income and could depress future operating results. If the acquired companies do not perform as expected or the Company could not effectively integrate the acquired companies, the Company's operating results could be materially adversely affected.

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

         Seasonality. The third fiscal quarter during tax season is the Company's strongest. The Company has significantly reduced earnings during the remainder of the year. From July 1st to December 31st each year, the Company generally requires substantial financing to fund operations until cash flows from the upcoming tax season materialize. If the Company was not able to secure such financing or if such financing was not available on terms favorable to the Company, the Company's operating results could be materially adversely affected, and the Company would have to curtail its operations.

         Highly Competitive Nature of the Tax Preparation and Financial Planning Services Industry. The income tax preparation and financial planning services industries are highly competitive. The Company's competitors include companies specializing in income tax preparation as well as companies that provide general financial services. The Company's principal competitor is H+R Block, Inc. in the tax preparation field and many well-known national brokerage and insurance firms in the financial services field. Many of these competitors have larger market shares and significantly greater financial and other resources than the Company. The Company may not be able to compete successfully with such competitors. Competition could cause the Company to lose existing clients, slow the growth rate of new clients and increase advertising expenditures, all of which could have a material adverse effect on the Company's business or operating results.

         Potential Competition from Departing Employees and Financial Planners. Departing employees and financial planners may compete with the Company. Although the Company attempts to restrict such competition contractually, as a practical matter, enforcement of contractual provisions prohibiting small-scale competition by individuals is difficult. In the past, departing employees and financial planners have competed with the Company. They have the advantage of knowing the Company's methods and, in some cases, having access to the Company's clients. No assurance can be given that the Company will be able to retain its most important employees and financial planners or that the Company will be able to prevent competition from them or successfully compete against them. If a substantial amount of such competition occurs, the corresponding reduction of revenue may materially adversely affect the Company's operating results.

         Dependence on Key Personnel. The Company believes that its ability to successfully implement its business strategy and operate profitably depends on the continued employment of James Ciocia, its President, Thomas Povinelli, its Chief Operating Officer, Stephen B. Sacher, its Chief Financial Officer, and Kathryn Travis, its Secretary, Michael Ryan, the President of its Prime subsidiary, and Daniel Levy, the President of its North Ridge subsidiary. If any of these individuals become unable or unwilling to continue in his or her present position, the Company's business and financial results could be materially adversely affected.

         Potential Liability under the Internal Revenue Code. The Company's business of preparing tax returns subjects it to potential civil liabilities for violations of the Internal Revenue Code or other regulations of the IRS. Penalties could range from $25 to $25,000 per violation. The Company has never been assessed with material civil penalties or fines. However, if a Company violation resulted in a material fine or penalty, the Company's operating results could be materially adversely affected. In addition, the Company does not maintain any professional liability or malpractice insurance policies. The
Company has never been the subject of a malpractice claim. However, the significant uninsured liability and legal and other costs relating to such claims could materially adversely affect the Company's business and operating results.

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

         Inability of the Company to Provide Services of a Certified Public Accountant. The Company generally utilizes seasonal employees who are not certified public accountants or tax attorneys to provide tax preparation services. The Company employs fewer than 10 full-time certified public accountants, two of which do not work as tax preparers. Under state law, the Company is not allowed to provide legal tax advice, and the Company does not employ nor does it retain any tax attorneys on a full-time basis. Because most of the Company's employees who prepare tax returns are not certified public accountants, tax attorneys or otherwise enrolled to practice before the IRS, such employees of the Company are strictly limited as to the roles they may take in assisting a client in an audit with the IRS. These limitations on services that the Company may provide could hinder the Company's ability to market its services.

         Furthermore, the small percentage of certified public accountants or tax attorneys available to provide assistance and guidance to the Company's tax preparers may increase the risk of the improper preparation of tax returns by the Company. The improper preparation of tax returns could result in significant defense expenses and civil liability.

         Infringement and Loss of Trademark and Other Proprietary Rights. The Company believes that its trademarks and other proprietary rights are important to its success and its competitive position. The Company has registered its "Gilman + Ciocia" trademark and has applied for registration of its "e1040.com" trademark with the U.S. Patent and Trademark Office and devotes substantial resources to the establishment and protection of its trademarks and proprietary rights. However, the actions taken by the Company to establish and protect its trademarks and other proprietary rights may be inadequate to prevent imitation of its services and products by others or to prevent others from claiming violations of their trademarks and proprietary rights by the Company. In addition, others may assert rights in the Company's trademarks and other proprietary rights.

         Control of the Company by Current Management. The Company's Chief Executive Officer, Chief Operating Officer and Secretary own approximately 32% of the outstanding Company common stock, par value $.01 per share (the "Common Stock"). Accordingly, these officers control the Company and have the power to elect a majority of the directors, appoint management and approve certain actions requiring the approval of a majority of the Company's stockholders. The interests of these officers could conflict with the interests of the other stockholders of the Company. In addition, their ownership could pose an obstacle to a purchase of the Company that might be desirable to other stockholders and/or to a change in management if the Company is not operating profitably in the future.

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

         Certain Anti-takeover Provisions; Preferred Stock. Certain provisions of the Certificate of Incorporation could make it more difficult for a third party to acquire control of the Company, even if such change in control would be beneficial to stockholders. The Certificate of Incorporation allows the Company to issue preferred stock without stockholder approval. Such issuances could make it more difficult for a third party to acquire the Company. The Certificate of Incorporation also provides for a classified board of directors, which would prevent a third party acquiring a majority of the Common Stock from immediately electing a new board of directors.

         Possible Volatility of Stock Price. Since December 1997, the market price of the Common Stock has almost tripled and fallen to approximately its December 1997 range. During that period, the average daily trading volume of the Common Stock has varied significantly. In addition, prior to August 28, 1998, the Common Stock traded on the Nasdaq SmallCap Market. As a result, historical market prices may not be indicative of market prices in the future. There is no assurance that an active trading market for the Common Stock will develop or be sustained in the future. In addition, the stock market has recently experienced extreme stock price and volume fluctuation. These fluctuations have often been unrelated to the operation performance of particular companies. The Company's market price may be impacted by changes in earnings estimates by analysts, economic and other external factors and the seasonality of the Company's business. Fluctuations or decreases in the trading price of the Common Stock may adversely affect the ability to buy and sell the Common Stock and the ability to raise money in a future offering of Common Stock. See "Market for Common Equity and Related Stockholder Matters".

         Restrictions on Possible Future Sales. Various restrictions on the possible future sale of Common Stock may have an adverse affect on the market price of the Common Stock. Approximately [3,500,000] shares of Common Stock outstanding are "restricted securities" under Rule 144 of the Securities Act of 1933, as amended (the "Act"). In general, under Rule 144, a person who has satisfied a one-year holding period may, under certain circumstances, sell, within any three-month period, a number of shares of "restricted securities" that do not exceed the greater of one percent of the then outstanding shares of Common Stock or the average weekly trading volume of such shares during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares of Common Stock by a person who is not an "affiliate" of the Company (as defined in Rule 144) and who has satisfied a two-year holding period, without any volume or other limitation.

         The Company has granted 2,713,000 options to purchase shares of Common Stock to 37 individuals. The shares issuable upon exercise of such options would be eligible for resale under Rule 144 after one year following the exercise of such options or earlier if the underlying Common Stock were registered by the Company. Certain shares are registered in the Company's registration statements on Form S-8 filed on October 28, 1996 and April 13, 1998.

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

         Moreover, there is another Commission rule that imposes additional disclosure requirements on broker/dealers in "penny stock" transactions. An underwriter's participation in the trading market of the Common Stock could be governed by this rule if the price of the Common Stock were to fall. The Common Stock is currently outside the definition of a "penny stock" under the applicable rules, however, in the event the Common Stock were subsequently to become characterized as a "penny stock" as a result of being delisted from The Nasdaq National Stock Market or otherwise, broker/dealers will be required to make extensive disclosures to such clients in certain circumstances regarding the Common Stock. Such additional burdens imposed upon broker/dealers may discourage broker/dealers from transacting in the Common Stock. Consequently, these rules may affect the ability of broker/dealers to sell the Company's securities and also may affect the ability of purchasers of Common Stock to sell their securities in the secondary market.

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

         General Risks of the Securities Industry. The securities industry, by its very nature, is subject to numerous and substantial risks, including the risk of declines in price level and volume of transactions, losses resulting from the ownership, trading or underwriting of securities, risks associated with principal activities, the failure of counterparties to meet commitments, customer, employee or issuer fraud risk, litigation, customer claims alleging improper sales practices, errors and misconduct by brokers, traders and other employees and agents (including unauthorized transactions by brokers), and errors and failure in connection with the processing of securities transactions. Many of these risks may increase in periods of market volatility or reduced liquidity. In addition, the amount and profitability of activities in the securities industry are affected by many national and international factors, including economic and political conditions; broad trends in industry and finance; level and volatility of interest rates; legislative
and  regulatory  changes;   currency  values;  inflation;  and  availability  of
short-term and long-term funding and capital, all of which are beyond the control of the Company.

         Several current trends are also affecting the securities industry, including increasing consolidation, increasing use of technology, increasing use of discount and online brokerage services, greater self-reliance of individual investors and greater investment in mutual funds. These trends could result in the Company's facing increased competition from larger broker-dealers, a need for increased investment in technology, or potential loss of customers or reduction in commission income. There can be no assurance that these trends or future changes will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

         Risk of Reduced Revenue During Periods of Lower Stock Prices or Reduced Trading Volume. The Company's revenue and profitability may be adversely affected by declines in the volume of securities transactions and in market liquidity, which generally result in lower revenues from trading activities and commissions. Lower securities price levels may also result in a reduced volume of transactions, as well as losses from declines in the market value of securities held in trading, investment and underwriting positions. In periods of low volume, the fixed nature of certain expenses, including salaries and benefits, computer hardware and software costs, communications expenses and office leases, will adversely affect profitability. Sudden sharp declines in market values of securities and the failure of issuers and counterparties to perform their obligations can result in illiquid markets in which the Company may incur losses in its principal trading and market-making activities.

         Regulation. The SEC, the NYSE and various other regulatory agencies have stringent rules with respect to the protection of customers and maintenance of specified levels of net capital by broker-dealers. The regulatory environment in which the Company operates is subject to change. The Company may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. governmental regulators or Self Regulating Organizations ("SROs"). The Company also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by the SEC, other federal and state governmental authorities and SROs.

         The B/D Subsidiaries are subject to periodic examination by the SEC, SROs and various state authorities. The B/D Subsidiaries' sales practice operations, record-keeping, supervisory procedures and financial position may be reviewed during such examinations to determine if they comply with the rules and regulations designed to protect customers and protect the solvency of broker-dealers. Examinations may result in the issuance of letters to the B/D Subsidiaries noting perceived deficiencies and requesting the B/D Subsidiaries to take corrective action. Deficiencies could lead to further investigation and the possible institution of administrative proceedings, which may result in the issuance of an order imposing sanctions upon the B/D Subsidiaries and/or their personnel.

         The Company's business may be materially affected not only by regulations applicable to it as a financial market intermediary, but also by regulations of general application. For example, the volume and profitability of the Company's or its customers trading activities in a specific period could be affected by, among other things, existing and proposed tax legislation, antitrust policy and other governmental regulations and policies (including the interest rate policies of the Federal Reserve Board) and changes in interpretation or enforcement of existing laws and rules that affect the business and financial communities.

         Litigation and Potential Securities Law Liability. Many aspects of the Company's business involve substantial risks of liability. There has been an increase in litigation and arbitration within the securities industry in recent years, including class action suits seeking substantial damages. Broker-dealers such as the B/D Subsidiaries are subject to claims by dissatisfied customers, including claims alleging they were damaged by improper sales practices such as unauthorized trading, churning, sale of unsuitable securities, use of false or misleading statements in the sale of securities, mismanagement and breach of fiduciary duty. The B/D Subsidiaries may be liable for the unauthorized acts of their retail brokers and independent contractors if they fail to adequately supervise their conduct. From time to time, in connection with hiring retail brokers, the Company is subject to litigation by a broker's former employer. The adverse resolution of any legal proceedings involving the Company could have a material adverse effect on its business, financial condition, and results of operations or cash flows.

Item 2.           DESCRIPTION OF PROPERTY

         The Company provides services to its clients at 135 local offices in fifteen states: forty-eight in New York, fifteen in New Jersey, ten in Arizona, twenty in Florida, six in Ohio, seven in Maryland, six in Connecticut, seven in Washington, five in Massachusetts, five in Nevada, two in Pennsylvania, one in Virginia, one in Illinois, one in Texas and one in Kentucky. A majority of the offices are leased in commercial office buildings. Most of the Company's offices are leased pursuant to standard form office leases, although ten offices are leased on an oral month-to-month basis. The leases range in terms remaining from one to seven years. The Company's rental expense during its Fiscal 1999 was $2,480,067. The Company believes that any of its offices could be replaced with comparable office space, however location and convenience is an important factor in marketing the Company's services to its clients. Since the Company advertises in the geographic area surrounding the office location, the loss of such an office that is not replaced with a nearby office could adversely affect the Company's business at that office. Subsequent to year-end, the Company entered into a ten-year lease for corporate office space. The lease commences on December 1, 1999 and calls for annual minimum rental payments of approximately $265,000 per fiscal year.

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

Item 3.           LEGAL PROCEEDINGS

         In April 1998, Texas Capital Securities, Inc. and its assignee, Harbor Financial, Inc., instituted a suit in the U.S. District Court in Austin, Texas, demanding issuance, collectively, of 100,000 warrants to purchase the Company's common stock at $5.125 per share (alleged to have been issuable under an investment banking agreement pursuant to which Texas Capital Securities, Inc. was to have provided investment banking services to the Company), as well as attorney's fees and exemplary damages. This action was settled in December 1998 in a settlement agreement under which the Company issued warrants to purchase an aggregate of 85,000 shares of the Company's common stock and agreed to reimburse Thomas Povinelli for the transfer of an aggregate of 12,500 shares to the plaintiffs. The Company subsequently exchanged the warrants for an aggregate of 34,500 shares of newly issued common stock.

         On August 21, 1998, Mercedes-Benz Credit Corporation, Allianz Insurance Company, and Allianz Underwriters, Inc. filed a complaint against the Company in New York Supreme Court, Nassau County. The complaint seeks indemnification in the amount of up to approximately $3.5 million from Gilman + Ciocia, Inc. The allegations in the complaint are based upon a $1.7 million payment made by the plaintiffs in a settlement reached on October 3, 1996 with the estate of Thomas Gilman in a wrongful death action, upon an additional approximately $1.8 million payment made to the estate in the settlement for which plaintiffs ultimately may be held liable. (An action is currently pending in New York Supreme Court Nassau County to determine the liability allocation between the settlors with the estate). Gilman & Ciocia, Inc. served its answer on September 18, 1998. Gilman & Ciocia, Inc. asserted numerous defenses, which it believes, are meritorious. However, it is not possible to determine at this time the ultimate success of any asserted allegation or defense.

         In July 1999, Euromarket Advisory, Inc. instituted a suit in the Circuit Court in and for Fasco and Pinellas Counties, Florida demanding issuance, collectively, of 150,000 warrants to purchase the Company's common stock at $5.13 per share (alleged to have been issuable under an investment banking agreement pursuant to which Euromarket Advisory, Inc. was to have provided investment banking services to the Company), plus $16,000 in monthly investment banking fees, as well as attorney's fees and exemplary damages. The Company believes that Euromarket Advisory, Inc. defaulted under such agreement and provided no material services to the Company. The Company has answered the complaint and intends to defend such suit vigorously.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         The Company held an annual meeting of shareholders on June 22, 1999. At the meeting all of the directors of the Company were reelected to the board of directors of the Company. A proposal to amend the Company's Certificate of Incorporation in order to change the Company's name form "Gilman & Ciocia, Inc." to Gilman + Ciocia, Inc.; increase the number of shares of authorized common stock from 9,000,000 to 20,000,000 shares and to establish a classified board of directors consisting of three classes, was approved by a vote of 3,889,192 for and 883,771 against, with 9,300 abstaining. A proposal to approve the Company's 1999 Common Stock and Incentive and Non-Qualified Stock Option Plan was approved by a vote of 4,176,261 for and 597,552 against, with 8,450 abstaining. A proposal to ratify the reappointment of Arthur Andersen LLP as the Company's auditors was approved by a vote of 6,936,478 for and 45,565 against, with 3,700 abstaining. The voting for the election of directors was as follows:

Director                               For                    Against
--------                               ---                    -------
James Ciocia                           6,856,397              129,346
Thomas Povinelli                       6,855,997              129,746
Kathryn Travis                         6,856,397              129,346
Louis Karol                            6,856,397              129,346
Seth Akabas                            6,856,397              129,346

                                     PART II

Item 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS

         The principal market on which the Company's Common Stock trades is The Nasdaq National Stock Market under the symbol "GTAX." Prior to August 28, 1998, the principal market on which the Company's Common Stock traded was The Nasdaq SmallCap Stock Market. Prior to December 1994, no public market existed for the Company's securities.

         The following table sets forth the high and low sales prices for the Common Stock during the period indicated:

                                                     Sales Prices
                                                     ------------
Quarter Ended                        High                               Low
-------------                        ----                               ---
September 30, 1997                   $ 5 1/8                          $ 4 1/8
December 31, 1997                    $ 8 3/8                          $ 4/ 3/8
March 31, 1998                       $ 14 7/8                         $ 7
June 30, 1998                        $ 26 3/8                         $ 13 3/4

September 30, 1998                   $ 18 1/4                         $  7 1/2
December 31, 1998                    $ 10 1/8                         $  5 1/4
March 31, 1999                       $ 19 1/8                         $  9 1/2
June 30, 1999                        $ 15 7/16                        $  7 3/4

           The Company has no basis for knowing the cause of the volatility of its stock or how long it will continue, and no assurance can be given that the Company's performance during recent periods is predictive of its future performance.

           As of September 30, 1999, there were approximately 225 registered holders of Common Stock. On September 30, 1999, the closing price of the Common Stock was $11 1/4 per share.

Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           The following discussion should be read in conjunction with the Company's financial statements and related notes thereto and the "Selected Consolidated Financial Data" set forth in Item 7 of this Annual Report. Except for the historical information contained herein, this and other sections of this Annual Report contain certain forward-looking statements that involve substantial risks and uncertainties. When used in this Annual Report, the words "anticipate," "believe," "estimate," "expect", and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.

Overview

           Gilman + Ciocia, Inc. is a preparer of federal, state and local income tax returns for individuals predominantly in middle and upper income brackets. In addition, while preparing tax returns, clients often consider other aspects of their financial needs, such as insurance, investments, pension and estate planning. The Company capitalizes on this situation by making available financial planning services. The financial planners who provide such service are employees or independent contractors of the Company and are registered representatives of the Company's broker/dealer subsidiaries. The Company or its broker/dealer subsidiaries earn a share of commissions (depending on what service is provided) from the services that the financial planners provide to the clients in transactions for securities, insurance and related products.

           Almost all of the financial planners are also authorized agents of insurance underwriters, and approximately 2% of the financial planners are authorized to act as mortgage brokers. As a result, the Company also earns revenues from commissions for acting as an insurance agent and a mortgage broker. In addition, the Company owns a 50% stake in GTAX/CB, an insurance broker.

           The Company also has a division operating as a direct mail service. This division assembles, packages and mails direct mail materials, including the Company's own marketing materials as well as materials of third parties. This division also provides limited consulting services in connection with the design, creation and testing of direct mail materials.

           During Fiscal 1999, approximately 25% of the Company's revenues were earned from tax preparation services, 72% were earned from all financial planning and related services (with 26% from securities transactions and 46% from mortgage brokerage, insurance and other related services), and 3% were earned from direct mail and related services.

           Direct mail services historically have not materially contributed to the Company's net income. The Company's tax return preparation business and its financial planning business are closely linked together. These lines of business generally use the same individuals, assets, marketing and facilities. In addition, the Company's financial planning customers generally are introduced to the Company through the Company's tax preparation services. The Company believes that its tax return preparation business is inextricably intertwined with, and a necessary adjunct to, its financial planning activities, that neither segment would operate profitably by itself and that the two segments can be viewed meaningfully only as a whole.

           The Company opened fifteen new offices in January 1994, twenty-two new offices in January 1995, forty-four new offices in 1996 (closing four in the first half of 1996), eight new offices in 1997, seven new offices in 1998, and seven new offices in Fiscal 1999.

Plan of Operation

           Tax Preparation and Financial Planning

           The Company opens new tax offices and acquires existing tax preparation businesses. New offices have historically attracted more potential tax preparation clients, which have resulted in increased revenues and have contributed to the Company's growth. In addition, each of the new tax preparation clients are potential new financial planning clients. The Company plans to continue to expand and open new offices during the next year (although no specific target has been set), recruit successful financial planners and acquire existing securities broker/dealers and tax preparation practices. The Company anticipates funding this growth through the proceeds of future offerings, if any, operating profits and use of its credit facility.

           During Fiscal 1996 and Fiscal 1997, in connection with the acquisitions of two tax preparation practices, the Company bought a building in which the tax preparation practices had offices. The Company may purchase other real estate in connection with future acquisitions, but it has no plans to invest in real estate apart from its other businesses.

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

           Direct Mail Division

           During Fiscal 1999, the Company continued its operations of a direct mail division in order to control the substantial costs of advertising its many offices. This division was acquired to specifically reduce the costs of advertising for the Company. The Company believes that the direct mail division results in lower advertising costs on a per-office basis, as the Company takes advantage of economies of scale. The Company's direct mail division operates as an independent division and solicits its own customers for its direct mail services.

Results of Operations

           The following table sets forth for the periods indicated certain items from the Company's statements of income expressed as a percentage of revenue and the percentage change in such items for Fiscal 1998 and Fiscal 1999. The trends illustrated in the following table are not necessarily indicative of future results.


                                                Percentage of Revenue
                                                               Percentage
                                    Year Ended             Increase (Decrease)
                                       June 30,       As a Percentage of Revenue

                                1998      1999     1998 to 1999
                                ----      ----     ------------
Tax preparation fees             36%      25%             (11%)
Financial planning               58%      72%               14%
     Commissions

Direct mail services                       3%

                                 6%                        (3%)
     Total revenue             100%      100%               --
General and administrative
    Expense

                                 15%      13%              (2%)
Advertising                      11%       8%              (3%)

                                                Percentage of Revenue
                                                               Percentage
                                    Year Ended             Increase (Decrease)
                                       June 30,       As a Percentage of Revenue

                                1998      1999     1998 to 1999
                                ----      ----     ------------
Depreciation and                  3%       3%               0%
     Amortization

Other operating expenses         59%      69%
                                                           10%

Operating expenses               88%      93%               5%
Other income (expense), net       0%       0%               0%
Income before taxes              12%       7%             (5)%
Provision for income taxes        5%       3%
                                                          (2)%

Net income                        7%       4%             (3)%

--------------------------------


Fiscal 1999 Compared to Fiscal 1998

         The Company's revenues for Fiscal 1999 were $50,443,406 as compared to $28,533,083 for Fiscal 1998, an increase of $21,910,323 or 77%. This increase was attributable to an increase in Financial Planning services as well as the acquisitions of Prime and North Ridge.

         The Company's total revenues for Fiscal 1999 consist of $12,813,113 for tax preparation services, $36,137,862 for financial planning services and $1,492,431 for direct mailing services. Tax preparation services represented 25%, financial planning services represented 72% and direct mailing services consisted of 3% of the Company's total revenues for Fiscal 1999. The Company's total revenues for Fiscal 1998 consist of $10,164,550 for tax preparation services; $16,578,032 for financial planning services; and $1,790,501 for direct mailing services. Tax preparation services represented 36%, financial planning services represented 58% and direct mailing services represented 6% of the Company's total revenues for Fiscal 1998.

         The growth in the tax preparation segment is primarily attributable to the acquisition of seven new tax practices during fiscal 1999 and additional tax revenues generated from the remaining one hundred twenty-eight offices. The growth in the financial planning segment is attributable to the hiring of additional financial planners who generated additional commissions from securing transaction activities. The remaining growth in financial planning revenues is a result of additional financial planning revenues generated from the North Ridge, Prime and related acquisitions.

         Any reduction in the rate of increase of equity securities' prices in the marketplace could reduce the increase in investments that the Company's clients make through the Company, and falling market prices of securities could result in a reduction that would offset other sources of growth in the Company's financial planning revenues. The Company has previously experienced a 6 to 12 month delay after the opening of a new office before such office generated significant financial planning revenues.

         The Company's operating expenses for Fiscal 1999 were $46,646,555 or 92% of revenues, an increase of $21,516,142 or 86% as compared to $25,130,413 or 88% of revenues for Fiscal 1998. The increase in operating expenses was attributable to an increase of $17,378,147 in salaries and commissions; $2,150,154 in general and administrative expenses; $442,950 in rent; $582,997 in depreciation and amortization; $1,140,713 in advertising, offset by a decrease of $178,819 in direct mail costs.

         Salaries and commissions increased $17,378,147 or 120% in Fiscal 1999 to $31,915,652 compared to $14,537,505 in Fiscal 1998. The increase in salaries and commission expense is primarily attributable to an increase in commissions payable to financial planners as a result of the increased sales of financial planning services and the addition of financial planners form North Ridge and Prime.

         General and administrative expense increased $2,150,154 or 51% in Fiscal 1999 to $6,344,215 as compared to $4,194,061in Fiscal 1998. The increase in general and administrative is primarily attributable to opening of seven new offices in Fiscal 1999 relating to an increase in office expenses at the new offices. The additional increase in general and administrative expense is attributable to North Ridge and Prime.

         Rent expense increased $442,950 or 22% in Fiscal 1999 to $2,480,067, as compared to $2,037,117 in Fiscal 1998. The increase in rent expense is primarily attributable to the opening of the Company's seven new offices during Fiscal 1999 and the offices opened during the second half of Fiscal 1998.

         Depreciation and amortization expense increased $582,997 or 68% in Fiscal 1999 to $1,441,388 as compared to $858,391 in Fiscal 1998. The increase in depreciation and amortization is primarily attributable to additional purchases of computer equipment during Fiscal 1999 and also additional amortization incurred on purchase acquisitions and tax practices.

         The increase in other expense of $111,193 is predominantly due to an increase in interest expense on debt.

         The Company's income after provision for income taxes for Fiscal 1999 is $2,181,143 as compared to $2,011,345 for Fiscal 1998. The increase of 8% is primarily attributable to higher net operating income generated from financial planning services and tax preparation.

         The Company's business is highly seasonal, with the majority of its revenue earned in the first four months of the calendar year. The effect of inflation has not been significant to the Company's business in recent years.

Liquidity and Capital Resources

         The Company's revenues have been, and are expected to be, highly seasonal. As a result, the Company must generate sufficient cash during the tax season, in addition to its available bank credit facility, to fund its operation in the first half of the following fiscal year. Operations during the non-tax season are primarily focused on financial planning services. Since its inception, the Company has utilized funds from operations, proceeds from its initial public offering and bank borrowings to support operations, finance working capital requirements and complete acquisitions. Since its inception, the Company has utilized funds from its initial public offering and/or bank borrowings to support operations, finance working capital requirements and complete acquisitions. The Company received gross proceeds of approximately $3,000,000 million from the exercise of warrants and options during Fiscal 1999.

         The Company's cash flows provided by operating activities were $3,675,563 and $1,654,601 for the Fiscal 1999 and Fiscal 1998, respectively. The increase of $2,020,962 is due primarily to additional depreciation and amortization of $743,531, an increase from an income tax benefit on exercise of stock options of $894,000, an increase in unrealizable gain on marketable securities of $200,316 and an increase in net income of $169,798.

         Net cash used in investing activities was $8,479,798 and $1,115,824 for Fiscal 1999 and Fiscal 1998, respectively. The increase of approximately $7,363,974 is primarily due to an increase in acquisitions of $6,566,432, an increase in loans to officers and stockholders of $600,952 and a decrease from sale of investments of $214,652.

         Net cash used in financing activities was $6,551,758 and ($1,753,435) for Fiscal 1999 and Fiscal 1998, respectively. The increase of approximately $8,305,193 is primarily due to an increase in bank borrowings of $5,500,000, an increase in proceeds from sale of common stock and exercise of stock options and warrants of $2,920,120, and a decrease in deferred registration costs of $314,819. These amounts were offset by an increase in payments of bank and other loans of $384,884 and a decrease in proceeds from stock subscriptions of $87,869.

         The Company had two joint credit facilities with State Bank of Long Island and EAB Bank. The first facility was a line of credit for up to $4,500,000. Borrowings under this line were in the form of short-term notes with interest charged monthly at the bank's prime lending rate plus 1 1/2%. At June 30, 1999, the Company had an outstanding principal balance of $2,500,000. The second credit facility was a revolver for up to $3,500,000. Borrowings on this revolver are in the form of short-term notes with interest charged monthly at the bank's prime lending rate plus 1 1/2 %. At June 30, 1999, the Company had an outstanding principal balance of $1,500,000. During September 1999, the two credit facilities were refinanced with Merrill Lynch. The new facility consists of three separate loans as follows: $10,000,000 comprises a line of credit of $4,000,000 and two revolver loans for a total of $6,000,000. The interest rate on the line of credit is 2.9% plus the 30-day commercial paper rate. The line of credit facility expires on June 30, 2000. The interest rate on the two revolver loans is 3.15% plus the 30-day commercial paper rate. The terms of the two revolving loan facilities are sixty months. Both facilities are guaranteed by all of the business assets of the company and guaranteed by each of the three principal officers of the company up to $1,250,000.

         The Company believes that it could continue to operate without any additional financing (other than its seasonal bank loans) during the next 12 months. The Company anticipates that it will not pay any dividends on its Common Stock in the foreseeable future, but will apply any profits to fund the Company's expansion.

New Accounting Pronouncements

In April 1998, the AICPA issued Statement of Position (SOP) 98-5 "Reporting Costs of Start-Up Activities," which establishes standards for the accounting of start-up costs. Costs of start-up activities, including organization costs, should be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, although earlier application is encouraged. The Company has adopted SOP 98-5 during fiscal year 1998; however, the effects of this standard have no material impact on the Company's results of operations, earnings per share or financial position.

Year 2000 Compliance

         The Company has completed the installation of the Great Plains accounting system, which is year 2000 compliant. The Company does not anticipate any material additional costs with regard to its year 2000 compliance. The year 2000 issue is not expected to affect the systems of various entities with which the Company interacts. However, there can be no assurance that the systems of other companies on which the Company relies will be timely converted, or that a failure by another Company's systems to be year 2000 compliant would not have a material adverse effect on the Company.

Item 7.           FINANCIAL STATEMENTS

INDEX

                                                                            Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
FINANCIAL STATEMENTS:
Consolidated Balance Sheet
Consolidated Statements of Income
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

 Item 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth information regarding the executive officers and directors of the Company:

Name               Age    Position

James Ciocia         42   Chief Executive Officer, President and Director
Thomas Povinelli     39   Chief Operating Officer, Executive Vice President
                          and Director
Kathryn Travis       50   Secretary, Vice President and Director
Stephen B. Sacher    40   Chief Financial Officer and Treasurer

Michael P. Ryan      41   Director and President of Prime Capital Services, Inc.
Seth A. Akabas       43   Director
Louis P. Karol       40   Director

Executive Officers and Directors

James Ciocia, Chief Executive Officer, President and Director

         Mr. Ciocia is a principal founder of the Company having opened the Company's first tax preparation office in 1981. In addition to serving the Company as its Chief Executive Officer since its founding, Mr. Ciocia is a registered representative of Prime. Mr. Ciocia holds a B.S. in Accounting from St. John's University and is a member of the International Association for Financial Planners.

Thomas Povinelli, Chief Operating Officer, Executive Vice President and Director

         Mr. Povinelli began his tenure with the Company as an accountant in 1983 and has served as an executive officer since November 1984. In addition to supervising the opening of all new Gilman + Ciocia offices, Mr. Povinelli is a registered representative of Prime. Mr. Povinelli holds a B.S. in Accounting from Iona College.

Kathryn Travis, Secretary, Vice President and Director

         Ms. Travis began her career with the Company in 1986 as an accountant and has served as Secreatary, Vice President and a Director since November 1989. Ms. Travis currently manages the Company's Great Neck office, supervises all e1040.com tax preparation personnel, and is a registered representative of Prime. Ms. Travis holds a B.A. in Mathematics from the College of New Rochelle.

Stephen B. Sacher, Chief Financial Officer and Treasurer

         Mr. Sacher joined the Company as its Chief Financial Officer in January 1998. Mr. Sacher is a Certified Public Accountant, holds a B.A in Accounting from Queens College of the City of New York and has been practicing in the public accounting profession since 1981. Mr. Sacher is currently a member of the SEC Committee of the New York State Society of Certified Public Accountants and a member of the American Institute of Certified Public Accountants.

Seth A. Akabas, Director

         Mr. Akabas has served as a partner at the law firm of Akabas & Cohen since June 1991. Mr. Akabas holds a B.A. in Economics from Princeton University and a J.D. form Columbia University's School of Law and Journalism.

Louis P. Karol, Director

         Mr. Karol is a partner of the law firm of Karol, Hausman & Sosnick. Mr. Karol holds a B.S. from George Washington University, a J.D from Cardozo Law School and an L.L.M in Taxation from New York University's School of Law. Mr. Karol currently serves on the Board of Directors of the Long Island Chapter of the International Association of Financial Planning and is a Certified Public Accountant.

Michael P. Ryan, Director and President of Prime Capital Services, Inc.

         Mr. Ryan is President of Prime Capital Services, Inc., Gilman + Ciocia's wholly owned broker/ dealer subsidiary. Mr. Ryan co-founded this company and has served as its President since 1987. Mr. Ryan is a Certified Financial Planner and a founding member and past President of the Mid-Hudson Chapter of the International Association for Financial Planning. Mr. Ryan is a Registered Principal with the National Association of Securities Dealers and serves on the Independent Firms Committee of the Securities Industry Association
(SIA). Mr. Ryan holds a B.S. in Finance from Syracuse University.

Item 10.          EXECUTIVE COMPENSATION

Summary Compensation

         The following table sets forth, as to the Chief Executive Officer and the three other executive officers whose annual salary and bonus exceeded $100,000 in Fiscal 1999 (collectively, the "Named Executive Officers"), information with respect to annual and long-term compensation earned during the last three fiscal years:

         Summary Compensation Table

                                                                                                             Long Term
                                                                                                           Compensation
                                                               Annual Compensation                            Awards
           Name and                                                            Other Annual        Number of Shares Underlying
      Principal Position           Year       Salary          Bonus*           Compensation                   Options

James Ciocia
Chief Executive Officer,         1997        $151,200         $240,000       $ 9,580(1)                     10,000
President and Director           1998        $190,000                        $12,393(1)
                                 1999        $190,000                        $15,266(1)                     60,000

Thomas Povinelli
Chief Operating Officer,         1997         $99,951         $145,000       $78,600(3)                     10,000
Executive Vice President and     1998         $190,000
Director                         1999         $190,000                                                      60,000

Kathryn Travis
Secretary, Vice President        1997         $92,149         $3,000         $  7,149(1)                    10,000
and Director                     1998         $135,000                       $ 10,758(1)
                                 1999         $135,000                       $ 10,758(1)                    30,000


                                                                                                             Long Term
                                                                                                           Compensation
                                                               Annual Compensation                            Awards
           Name and                                                            Other Annual        Number of Shares Underlying
      Principal Position           Year       Salary          Bonus*           Compensation                   Options

Stephen B. Sacher                1998         $36,667                        $125,717(2)                   200,000
Chief Financial Officer and      1999         $80,000                        $120,000(4)                    15,000
Treasurer


------------------------------
*Represents commission earned from non-affiliated entities. See "Certain Relationships and Related Transactions."

 (1) Auto expense.

 (2) Includes professional fees paid to Sacher & Company, PC, a company of which Mr. Sacher is President.
 (3) Includes $18,600 for auto expense and $60,000 for  forgiveness  of loan.
 (4) Includes professional fees paid to Sacher & Co., a company of which Mr. Sacher is President.

Key Man Insurance

         The Company maintains $2.0 million key-man life insurance policies on both Thomas Povinelli and James Ciocia.

Directors

         Directors of the Company receive no compensation for serving as a director of the Company.

Option Grants

         The following table sets forth information regarding options to purchase shares of Common Stock granted to the Named Executive Officers during Fiscal 1999.

                                                    OPTION GRANTS IN FISCAL 1999
                                                         Individual Grants

         Name            Number of Securities     Percent of Total
                              Underlying        Options/SARs Granted
                         Options/SARs Granted      to Employees in     Exercise of Base Price
                                  (#)                Fiscal Year               ($/Sh)               Expiration
                                                                                                       Date
James Ciocia                    60,000                  11.4%                  $9.50                  1/05/04
Thomas Povinelli                60,000                  11.4%                  $9.50                  1/05/04
Kathyrn Travis                  30,000                  5.7%                   $9.50                  1/05/04
Stephen Sacher                  15,000                  2.8%                   $9.50                  1/05/04


Option Exercises and Holdings

         The following table sets forth information concerning the number and value of unexercised options to purchase shares of Common Stock held by the Named Executive Officers as of June 30, 1999.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                      and Fiscal Year-End Option/SAR Values

                                                                    Number of Securities               Value of Unexercised
Name                               Shares                          Underlying Unexercised                  In-the-Money
                                  Acquired                               Options at                          Options
                                    upon          Value             Fiscal Year-End (#)                Fiscal Year-End ($)
                                  Exercise       Realized        Exercisable/Unexercisable         Exercisable/Unexercisable(1)

James Ciocia                       83,105        485,537               10,000/60,000                        $64,375/--
Chief Financial Officer
Thomas Povinelli                   83,105        485,537               10,000/60,000                         $64,375/--
Chief Operating Officer
Kathryn Travis                     62,337        364,196               10,000/30,000                         $64,375/--
Chief Operating Officer
Stephen B. Sacher                  12,680        106,195               20,000/195,000                    $33,750/$27,500
Chief Financial Officer

(1) Based on a year-end fair market value of the underlying securities equal to $9.1875.

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

         The Company has granted under the 1993 Plan Incentive Stock Options to purchase 20,000 shares at $7.00, 20,000 shares at $7.50, 20,000 shares at $8.00,
20,000 shares at $8.50, 20,000 shares at $9.00, 20,000 shares at 9.50 and
100,000 shares at $20.00 to Stephen Sacher that remain outstanding. In total, the Company has granted options that are still outstanding to purchase 200,000 shares and options to purchase [110,998] shares remain to be granted under the 1993 Plan.

         On April 20, 1999, the Board of Directors of the Company adopted the Company's 1999 Common Stock and Incentive and Non-Qualified Stock Option Plan (the "Plan"). The Plan was approved by the Company's stockholders on June 22, 1999.

         Under the Plan, the Company may grant options to purchase up to 300,000 shares of Common Stock to key employees of the Company and its subsidiaries, and directors, consultants and other

`individuals providing services to the Company. Such options may either qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or they may not qualify under such Section ("non-qualified stock options").

         The Board of Directors will administer the Plan. The Plan allows the Board of Directors of the Company to designate a committee of at least two non-employee directors to administer the Plan for the purpose of complying with Rule 16(b)(3) under the Securities Exchange Act of 1934, as amended, with respect to future grants under the Plan. Until such delegation, the Board will select the persons who are to receive options and the number of shares to be subject to each option (the administrator of the Plan, whether the Board of Directors or a committee thereof, is referred to herein as the "Committee"). In selecting individuals for options and determining the terms, the Board may consider any factors that it deems relevant, including present and potential contributions to the success of the Company. Options granted under the Plan must be exercised within a period fixed by the Board, which may not exceed ten years from the date of grant. Options may be made exercisable immediately or in installments, as determined by the Board.

         The purchase price of each share for which an incentive stock option is granted and the number of shares covered by such Option will be within the discretion of the Committee based upon the value of the grantee's services, the number of outstanding shares of Common Stock, the market price of such Common Stock, and such other factors as the Committee determines are relevant; provided however, that such purchase price may not be less than the par value of the Common Stock. The purchase price of each share for which an incentive stock option is granted under the Plan ("Incentive Option Price") shall not be less than the amount which the Committee determines, in good faith, at the time such incentive stock option is issued or granted, constitutes 100% of the then Fair Market Value of a Share of Common Stock.

         Grantees under the Plan may not transfer options otherwise than by will or the laws of descent and distribution; provided that the Committee may determine with respect to any particular Option that such Option shall be transferable. No transfer of an Option permitted by terms of such Option or by will or the laws of descent and distribution will bind the Company unless the Company has been furnished with written notice thereof and a copy of the will and/or such other evidence as the Company may deem necessary to establish the validity of the transfer and the acceptance by the transferee or transferees of the terms and conditions of such Option. In the case of an Option, during the lifetime of the grantee, unless transferred as permitted by this Plan and the Option, the Option may only be exercised by the grantee, except in the case of disability of the grantee resulting in termination of employment, in which case the Option may be exercised by such grantee's legal representative.

         The Committee will adjust the total number of shares of Common Stock which may be purchased upon the exercise of Options granted under the Plan for any increase or decrease in the number of outstanding shares of Common Stock resulting from a stock dividend, subdivision, combination or reclassification of shares or any other change in the corporate structure or shares of the Company; provided, however, in each case, that, with respect to incentive stock options, no such adjustment shall be authorized to the extent that such authority would cause the Plan to violate Section 422(b)(1) of the Code. If the Company dissolves or liquidates or upon any merger or consolidation, the Committee may make such adjustment with respect to Options or act as it deems necessary or appropriate to reflect or in anticipation of such dissolution, liquidation, merger or consolidation including, without limitation, the substitution of new Options or the termination of existing options.

         Under the Plan,  the  Company  will  grant to each  employee  and those
affiliated   financial   planners
who have entered into commission sharing agreements with the Company, including officers and directors, options to purchase 100 shares of Common Stock for each whole $25,000 of revenues for tax preparation and commissions generated by such individual for the Company in the calendar years 1998, 1999 and 2000. Each option will be exercisable for a period of five years to acquire one share of Common Stock at the market price on the date of grant of the option. The Company will grant options following the end of the calendar year. The Company anticipates that it will grant between 50,000 and 100,000 options per year under this program.

         For Federal income tax purposes, an optionee will not recognize any income upon the grant of a non-qualified stock option or an incentive stock option.

         Upon the exercise of a non-qualified stock option, the optionee will realize ordinary income equal to the excess (if any) of the fair market value of the shares purchased upon such exercise over the exercise price. The Company will be allowed a deduction from income in the same amount and at the same time as the optionee realizes such income. Upon the sale of shares purchased upon such exercise, the optionee will realize capital gain or loss measured by the difference between the amount realized on the sale and the fair market value of the shares at the time of exercise of the option. In the case of options granted to executive and principal officers, directors and stockholders owning greater than 10% of the outstanding Common Stock, income will be recognized upon exercise of a non-qualified option only if the option has been held for at least six months prior to exercise. If such option is exercised within six months after the date of grant, then such an officer, director or greater than 10% stockholder will recognize income six months after the date of grant, unless he or she files an election under Section 83(b) of the Code to be taxed on the date of exercise.

         In contrast, upon the exercise of an incentive stock option, an optionee will not realize income, and the Company will not be allowed a deduction. If the optionee retains the shares issued to him upon exercise of an incentive stock option for more than one year after the date of issuance of such shares and two years after the date of grant of the option, then any gain or loss realized on a subsequent sale of such shares will be treated as long-term capital gain or loss. If, on the other hand, the optionee sells the shares issued upon exercise within one year after the date of issuance or within two years after the date of grant of the option, then the optionee will realize ordinary income, and the Company will be allowed a deduction from income, to the extent of the excess of the fair market value of the shares on the date of exercise or the amount realized on the sale (whichever is less) over the exercise price. Any excess of the sale price over the fair market value of such shares on the date of exercise will be treated as capital gain. In addition, the difference between the fair market value of the shares on the date of exercise and the exercise price constitutes an item of tax preference for purposes of calculating an alternative minimum tax, which, under certain circumstances, could cause tax liability as a result of an exercise.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of October 14, 1999, to the extent known to the Company, the ownership of the Company's Common Stock, par value $.01 per share, by (i) each person who is known by the Company to own of record or beneficially more than 5% of the issued and outstanding Common Stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

                                      Amount and Nature of
Name of Beneficial Owner              Beneficial Ownership     Percent of Class
------------------------              --------------------     ----------------
James Ciocia                              1,063,616(1)                14%
1311 Mamaroneck Avenue
White Plains, NY 10605

Thomas Povinelli                          1,118,616(2)              14.8%
1311 Mamaroneck Avenue
White Plains, NY 10605

Kathryn  Travis                             415,481(3)               5.5%
1311 Mamaroneck Avenue
White Plains, NY 10605

Seth  Akabas                                  8,966(4)                 *
488 Madison Avenue - 11th Floor
New York, NY 10022

Louis  Karol                                    780                    *
600 Old Country Road
Garden City, NY 11530

Steven  Gilbert                             684,000(5)               8.5%
2420 Enterprise Road, Suite 100
Clearwater, FL 33763

Stephen  Sacher                              35,000(6)                 *
1311 Mamaroneck Avenue
White Plains, NY 10605

Arlington Financial Services, Inc.          755,004(7)                10%
11 Raymond Avenue
Poughkeepsie, NY 12603

All directors and officers
as a group (6 persons)                    3,397,459                   44%

---------------------------
 *       Less than 1%.

(1) Includes 10,000 shares of Common Stock issuable upon the exercise of currently exercisable options at prices of $2.75. Does not include 60,000 shares issuable upon the exercise of options that do not vest until 2001.

(2) Includes 10,000 shares of Common Stock and 60,000 shares issuable upon the exercise of currently exercisable options at prices of $2.75 and $9.50, respectively.

(3) Includes 10,000 shares of Common Stock and 30,000 shares issuable upon the exercise of currently exercisable options at prices of $2.75 and $9.50, respectively.

(4) Includes 8,081 shares owned by the law firm of Akabas Cohen of which Mr. Akabas is a partner.

(5) Includes 169,000 shares owned by the Gilbert Family Limited Partnership of which Steven Gilbert is a 97% beneficiary. In addition, includes 340,000 shares, 100,000 shares and 75,000 shares issuable upon exercise of options at $3.50, 4.75, and 13.75, respectively.

(6) Includes 20,000 shares of Common Stock and 15,000 shares issuable upon exercise of currently exercisable options at $7.00 and $9.50, respectively.

(7) Includes 604,000 shares held in Arlington Financial Services, Inc. and 151,004 shares held in escrow. Shares are jointly owned by Michael P. Ryan and Ralph Porpora.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Each of James Ciocia, Thomas Povinelli and Kathryn Travis acted as a Registered Representative for Royal Alliance and as an authorized agent for insurance carriers. These relationships no longer existed as of July 1, 1999. See "Executive Compensation".

         The three principal stockholders, Messrs. Ciocia, Povinelli and Ms. Travis personally guaranteed the repayment of the Company's long-term loan in the amount of $4,000,000 collectively from the State Bank of Long Island, European American Bank, as well as the seasonal loans in the form of lines of credit as described in the "Management's Discussion and Analysis" section. These referenced loans were refinanced with Merrill Lynch subsequent to June 30, 1999. Said stockholders guaranteed the Merrill Lynch loans, each with an individual limit of $1,250,000. Such stockholders received no consideration for such guarantees other than their salaries and other compensation.

         On July 1, 1995, the Company, Ralph Esposito, who was then its Chief Financial Officer, Kathryn Travis, a executive officer of the Company, four individuals who are relatives of the officers and an employee of the Company formed ATM Partners, LP (the "Partnership"). Such individuals and their initial investments are as follows: Madeline Esposito, the wife of the former Chief Financial Officer - $196,000, Anna Saras, the wife of the Chief Operating Officer - $198,000, Thomas Povinelli, Sr., father of the Chief Operating Officer
- $71,000, Tracy Ciocia, wife of the President - $150,000, and Joseph Bonocore, an employee - $10,000. The Company's initial investment was $348,000 and Kathryn Travis' initial investment was $6,000. During Fiscal 1998, the Partnership was dissolved, and the Company wrote-off a $100,000 loan to the Partnership.

         The Company loaned the following individuals the following amounts:
$100,000 and $240,000 to James Ciocia, $100,000 and $240,000 to Thomas
Povinelli, $50,000 and $72,000 to Kathryn Travis, and $50,000 to Steven Gilbert. These loans are due in fully amortizing biweekly installments (including interest at 7% per annum) through maturity on June 30, 2000, with the exception of the $240,000 loans to Messrs. Ciocia and Povinelli and the $72,000 loan to Kathryn Travis, which have a maturity date of August 1, 2001. During Fiscal 1999, additional loans of $100,000 to Thomas Povinelli, $339,877 to James Ciocia and $228,589 to Kathryn Travis were loaned and are payable upon demand. The officers, namely James Ciocia, Thomas Povinelli and Kathryn Travis have pledged certain shares of their stock in the company (with an aggregate market value of approximately $1,440,000) as collateral for these loans.

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

         The Company has also made two loans to Steven Gilbert, a stockholder of the Company. The first loan is for $150,000, due in bi-weekly installments through June 15, 1999. Interest is charged at 9% per annum. This loan has been paid in full at June 30, 1999. The second loan is for $100,000, due on October 9, 1999. Interest on this loan is charged at 9% per annum.

         In addition, the Company holds a note receivable from Dominic Ciocia, the brother of the Company's Chief Executive Officer. The note receivable is for $112,000 and is due on June 19, 2000. Interest is charged at 6% per annum, respectively.

Item 13. EXHIBITS, LIST AND REPORTS OF FORM 8-K

(a)      Exhibits

(b) Reports on Form 8-K

         In June 1999, the Company filed Amendment No. 1 to its Current Report on Form 8-K dated April 5, 1999, amending Item 7 Financial Statements and Exhibits. The Amendment included the following financial statements:

                  Prime Capital Services, Inc. (PFSI), Prime Financial Services, Inc., a New York Corporation (Oldco) and Asset & Financial Planning, Ltd. (AFPL) Audited Combined Balance Sheets as of April 30, 1998 and March 31, 1999.

                  PCSI, Oldco and AFPL Audited Combined Statement of Income and Retained Earnings for the fiscal year ended April 30, 1998.

                  PCSI, Oldco and AFPL Audited Combined Statement of Cash Flows for the fiscal year ended April 30, 1998.

                  PCSI, Oldco and AFPL Audited Combined Statement of Income and Retained Earnings for the eleven months ended March 31, 1999.

                  PCSI, Oldco and AFPL Audited Combined Statement of Cash Flows for the eleven months ended March 31, 1999.

                  PCSI's,   Oldco's  and  AFPL's  Notes  to  Combined  Financial
                  Statements for fiscal year ended April 30, 1998 and eleven months ended March 31, 1999.

                  Gilman & Ciocia, Inc. & Subsidiaries Combined Balance Sheet Pro Forma as of March 31, 1999.

                  Gilman & Ciocia, Inc. & Subsidiaries Combined Statements of Income Pro Forma for the year ended June 30, 1998 and the nine months ended March 31, 1999.

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


Signature                           Title                                               Date
---------                           -----                                               ----
James Ciocia                      Chief Executive Officer                               October 20, 1999
                                  and President (principal
                                  executive officer)


Stephen B. Sacher                   Chief Financial Officer,                            October 20, 1999
                                    and Treasurer
                                    (principal financial officer and principal
                                    accounting officer)

 Thomas Povinelli                   Director                                            October 20, 1999

 Kathryn Travis                     Director                                            October 20, 1999

 Michael Ryan                       Director                                            October 20, 1999

 Louis Karol                        Director                                            October 20, 1999

 Seth Akabas                        Director                                            October 20, 1999


                                     INDEX

                                                                      Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                               F-2
FINANCIAL STATEMENTS:
Consolidated Balance Sheet                                             F-3
Consolidated Statements of Income                                      F-4
Consolidated Statements of Stockholders' Equity                        F-5-6
Consolidated Statements of Cash Flows                                  F-7
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             F-8-22

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Gilman + Ciocia, Inc.

     We have audited the accompanying consolidated balance sheet of Gilman + Ciocia, Inc. and subsidiaries as of June 30, 1999, and the related consolidated statements of income, stockholder's equity and cash flows for the years then ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures to the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gilman + Ciocia, Inc. and subsidiaries as of June 30, 1999, and the results of their operations and cash flows for the years ended June 30, 1999 and 1998, in conformity with generally accepted accounting principles.


                                        ARTHUR ANDERSEN LLP

                                        /s/ ARTHUR ANDERSEN LLP

New York, New York
October 6, 1999

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                       $  3,453,354
  Marketable securities                                                316,937
  Accounts receivable, net of allowance
    for doubtful accounts of $87,500                                 3,585,518
  Receivables from officers and stockholders,
    current portion                                                    568,233
  Prepaid expenses and other current assets                            983,130
  Prepaid income taxes                                               1,460,259
  Deferred tax assets, current portion                                 183,000
                                                                  ------------
         Total current assets                                       10,550,431

  Property and equipment, net                                        2,372,174
  Intangible assets, net of accumulated
    amortization of $1,635,581                                      17,387,317
  Receivables from officers and stockholders,
    net of current portion                                           1,570,964
  Security deposits                                                    374,348
  Deferred tax assets                                                   10,000
  Other assets                                                         733,746
                                                                  ------------
         Total assets                                             $ 32,998,980
                                                                  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                               $  1,695,529
  Accounts payable and accrued expenses                              3,605,386
                                                                  ------------
         Total current liabilities                                   5,300,915
                                                                  ------------
  Long-term debt - net of current protion                            2,738,124
                                                                  ------------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
  Preferred stock - $.001 par value - shares
    authorized 100,000; none issued and outstanding
  Common stock - $.01 par value - shares authorized
    20,000,000; issued and outstanding 7,508,266 shares                 75,083
  Paid-in capital                                                   20,027,444
  Retained earnings                                                  5,785,858
                                                                  ------------
                                                                    25,888,385

  Less- Treasury Stock, at cost; 199,645 shares                       (777,039)
  Stock subscriptions and accrued interest receivable                 (159,646)
  Unrealized gain on marketable securities, net of income taxes          8,241
                                                                  ------------
         Total stockholders' equity                                 24,959,941
                                                                  ------------
         Total liabilities and stockholders' equity               $ 32,998,980
                                                                  ============

 The accompanying notes are an integral part of this consolidated balance sheet.

                      GILMAN + CIOCIA INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998

                                                      1999            1998
                                                  ------------    ------------
REVENUES:
     TAX PREPARATION FEES                         $ 12,813,113     $ 10,164,550
     FINANCIAL PLANNING SERVICES                    36,137,862       16,578,032
     DIRECT MAIL SERVICES                            1,492,431        1,790,501
                                                  ------------     ------------
          TOTAL REVENUES                            50,443,406       28,533,083
                                                  ------------     ------------

OPERATING EXPENSES:
     SALARIES AND COMMISSIONS                       31,915,652       14,537,505
     GENERAL AND ADMINISTRATIVE EXPENSES             6,344,215        4,194,061
     ADVERTISING                                     3,873,580        2,732,867
     DIRECT MAIL COSTS                                 591,653          770,472
     RENT                                            2,480,067        2,037,117
     DEPRECIATION AND AMORTIZATION                   1,441,388          858,391
                                                  ------------     ------------
          TOTAL OPERATING EXPENSES                  46,646,555       25,130,413
                                                  ------------     ------------
           OPERATING INCOME                          3,796,851        3,402,670
                                                  ------------     ------------

OTHER INCOME (EXPENSE):
     INTEREST AND INVESTMENT INCOME                    129,041          107,953
     INTEREST EXPENSE                                 (280,961)        (175,536)
     OTHER INCOME                                       56,212           83,068
                                                  ------------     ------------
          TOTAL OTHER (EXPENSE) INCOME                 (95,708)          15,485
                                                  ------------     ------------
INCOME  BEFORE PROVISION FOR INCOME TAXES            3,701,143        3,418,155

PROVISION FOR INCOME TAXES                           1,520,000        1,406,810
                                                  ------------     ------------
          NET  INCOME                             $  2,181,143     $  2,011,345
                                                  ============     ============
NET INCOME PER SHARE:
          BASIC                                   $       0.35     $       0.37
          DILUTED                                         0.32             0.32
WEIGHTED AVERAGE SHARES:
          BASIC                                      6,264,228        5,383,093
          DILUTED                                    6,917,436        6,315,345

  The accompanying notes are an integral part of these consolidated statements.

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998

                                                             1999           1998
                                                         -------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $ 2,181,143    $ 2,011,345
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Compensation expense recognized in connection
        with the reissuance of treasury stock and the
        issuance of stock options                            184,927         61,831
     Depreciation and amortization                         1,441,388        858,391
     Income from investment in partnership                     5,984        (25,051)
     Deferred tax provision (benefit)                        (42,000)      (124,000)
     (Gain) loss on sale of marketable securities               (342)        16,213
     Deferred and other compensation expense                 458,332        162,477
     Provision for doubtful collections                     (100,000)       100,000
     Interest on stock subscriptions                         (10,801)       (13,546)
      Proceeds from sale of marketable securities               --           22,323
     (Increase) decrease in:
          Accounts receivable                                612,662     (1,141,576)
          Prepaid expenses and other current assets         (743,382)      (180,974)
          Advances to financial planners                     133,039        (87,500)
          Security deposits                                  (70,949)       (28,732)
          Accounts payable and accrued expenses             (284,712)        33,883
          Income taxes payable                              (162,889)        94,689
                                                         -----------    -----------
             Net cash provided by operating activities     3,602,400      1,759,773
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                        (751,394)      (772,930)
Cash payments for acquisitions- net of cash acquired      (3,997,569)
Acquisition of intangible assets                          (2,714,039)      (145,176)
Investments                                                 (97,272)       (105,172)
Deferred acquisition costs                                      --          (54,955)
Proceeds from sales of investments                              --          214,652
Loan repayments from officers and stockholders               385,819        273,813
Loans to officers and stockholders                        (1,232,180)      (631,228)
                                                         -----------    -----------
             Net cash used in investing activities        (8,406,635)    (1,220,996)
                                                         -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of treasury stock                               (136,116)      (179,123)
Proceeds from bank and other loans                         8,500,000      3,000,000
Payments of bank and other loans                          (4,786,371)    (4,401,487)
Proceeds from sale of common stock
     and exercise of stock options and warrants            2,974,245         54,125
Proceeds from stock subscriptions                               --           87,869
Incurrence of deferred registration costs                       --         (314,819)
                                                         -----------    -----------
             Net cash provided by (used in)
               financing activities                        6,551,758     (1,753,435)
                                                         -----------    -----------
             Net  increase (decrease) in cash              1,747,523     (1,214,658)
CASH, and cash equivalents beginning of year               1,705,831      2,920,489
                                                         -----------    -----------
CASH, and cash equivalents end of year                     3,453,354      1,705,831
                                                         ===========    ===========

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998

                                                         1999           1998
                                                      -----------    -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid during the year for-
     Interest                                         $   280,961    $   188,592
     Income taxes                                       2,267,011      1,297,320
Noncash transactions-
     Liquidation of investment in partnership into
        marketable securities                                --          110,793
     Reissuance of treasury stock at fair value              --           32,897
     Issuance of common stock as consideration
        in business combinations                        9,420,995
     Exercise of stock options                              2,412

SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
      Details of business combinations:
      Fair value of assets acquired                   $21,424,445
      Less:  Liabilities assumed                       (4,039,411)
                 Stock issued                          (9,420,995)
                                                      -----------
      Cash paid for acquisitions                        7,964,039
      Cash acquired in acquisitions                    (1,252,431)
                                                      -----------
      Net cash paid for acquisitions                  $ 6,711,608
                                                      ===========

 The accompanying notes are an integral part of these consolidated statements.

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998



                                                       COMMON STOCK            PAID-IN         RETAINED           TREASURY STOCK
                                                  SHARES        AMOUNT         CAPITAL         EARNINGS        SHARES      AMOUNT
                                                ------------------------------------------------------------------------------------
BALANCE AT JULY 1, 1997                         5,578,913    $     55,789    $  6,231,555    $  1,593,369     157,433   $  (638,556)

PAYMENTS RECEIVED ON STOCK
PURCHASE OF TREASURY STOCK                                                                                     60,700      (179,123)
 REISSUANCE OF TREASURY STOCK                                                      28,934                      (6,818)       32,897
ISSUANCE OF COMMON STOCK ON EXERCISE
  OF STOCK OPTIONS                                 28,000             280          53,845
ACCRUED INTEREST INCOME
INCOME TAX BENEFIT ON EXERCISE OF
  STOCK OPTIONS                                                                    63,000
COMPREHENSIVE INCOME:
  UNREALIZED LOSS ON MARKETABLE SECURITIES
NET INCOME                                                                                      2,011,346
                                                                                             ------------
TOTAL COMPREHENSIVE INCOME                                                                      2,011,346
                                                ------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1998                        5,606,913    $     56,069    $  6,377,334    $  3,604,715     211,315   $  (784,782)
                                                ====================================================================================

BALANCE AT JULY 1, 1998                         5,606,913    $     56,069    $  6,377,334    $  3,604,715     211,315   $  (784,782)

PURCHASE OF TREASURY STOCK                                                                                     16,400      (136,116)
 REISSUANCE OF TREASURY STOCK                                                      86,067                     (28,070)      143,859
ISSUANCE OF COMMON STOCK ON EXERCISE
  OF STOCK OPTIONS                                372,227           3,722         361,529
ISSUANCE OF COMMON STOCK UPON
  EXERCISE OF WARRANTS-NET                        700,852           7,009       2,556,986
ISSUANCE OF COMMON STOCK UPON
  PURCHASE ACQUISITIONS                           793,774           7,938       9,413,056
ACCRUED INTEREST INCOME
DEFERRED COMPENSATION                                                             136,867
SHARES TO BE ISSUED UPON
  SETTLEMENT OF LITIGATION                         34,500             345         138,605
INCOME TAX BENEFIT ON EXERCISE OF
  STOCK OPTIONS                                                                   957,000
COMPREHENSIVE INCOME:
  UNREALIZED GAIN ON MARKETABLE SECURITIES
NET INCOME                                                                                      2,181,143
                                                                                             ------------
TOTAL COMPREHENSIVE INCOME                                                                      2,181,143
                                                ------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1999                        7,508,266    $     75,083    $ 20,027,444    $  5,785,858     199,645   $  (777,039)
                                                ====================================================================================

                                                       STOCK         ACCUMULATED
                                                 SUBSCRIPTIONS AND    AND OTHER        TOTAL
                                                  ACCRUED INTEREST  COMPREHENSIVE  STOCKHOLDERS'
                                                    RECEIVABLE          INCOME        EQUITY
                                                -----------------------------------------------
BALANCE AT JULY 1, 1997                            $   (223,168)    $        --    $  7,018,989

PAYMENTS RECEIVED ON STOCK                               87,869                          87,869
PURCHASE OF TREASURY STOCK                                                             (179,123)
 REISSUANCE OF TREASURY STOCK                                                            61,831
ISSUANCE OF COMMON STOCK ON EXERCISE
  OF STOCK OPTIONS                                                                       54,125
ACCRUED INTEREST INCOME                                 (13,546)                        (13,546)
INCOME TAX BENEFIT ON EXERCISE OF
  STOCK OPTIONS                                                                          63,000
COMPREHENSIVE INCOME:
  UNREALIZED LOSS ON MARKETABLE SECURITIES                              (86,903)        (86,903)
NET INCOME                                                                            2,011,346
                                                                   ----------------------------
TOTAL COMPREHENSIVE INCOME                                              (86,903)      1,924,443
                                                -----------------------------------------------

BALANCE AT JUNE 30, 1998                           $   (148,845)   $    (86,903)   $  9,017,588
                                                ===============================================

BALANCE AT JULY 1, 1998                            $   (148,845)   $    (86,903)   $  9,017,588

PURCHASE OF TREASURY STOCK                                                             (136,116)
 REISSUANCE OF TREASURY STOCK                                                           229,926
ISSUANCE OF COMMON STOCK ON EXERCISE
  OF STOCK OPTIONS                                                                      365,251
ISSUANCE OF COMMON STOCK UPON
  EXERCISE OF WARRANTS-NET                                                            2,563,995
ISSUANCE OF COMMON STOCK UPON
  PURCHASE ACQUISITIONS                                                               9,420,994
ACCRUED INTEREST INCOME                                 (10,801)                        (10,801)
DEFERRED COMPENSATION                                                                   136,867
SHARES TO BE ISSUED UPON
  SETTLEMENT OF LITIGATION                                                              138,950
INCOME TAX BENEFIT ON EXERCISE OF
  STOCK OPTIONS                                                                         957,000
COMPREHENSIVE INCOME:
  UNREALIZED GAIN ON MARKETABLE SECURITIES                               95,144          95,144
NET INCOME                                                                            2,181,143
                                                                   ----------------------------
TOTAL COMPREHENSIVE INCOME                                               95,144       2,276,287
                                                -----------------------------------------------

BALANCE AT JUNE 30, 1999                           $   (159,646)   $      8,241    $ 24,959,941
                                                ===============================================

 The accompanying notes are an integral part of these consolidated statements.

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

1.  ORGANIZATION AND
    NATURE OF BUSINESS

Business

Gilman + Ciocia, Inc. and subsidiaries (the "Company" or "G+C"), which is incorporated in Delaware, provides income tax preparation and financial planning services to individuals and businesses as well as direct mail services through its Progressive Mailing Services ("Progressive") division. The Company has nine wholly owned subsidiaries, three of which are inactive. The active subsidiaries are: Prime Capital Services, Inc ("PCS") and Northridge Securities, Inc. ("Northridge") which are registered broker-dealers pursuant to the provisions of the Securities Exchange Act of 1934; Prime Financial Services, Inc. ("PFS") and Northshore Capital Management, Inc. ("Northshore"), which manage PCS and Northridge, respectively, as well as sell life insurance and fixed annuities; Asset and Financial Planning, Ltd. ("AFP"), an asset management business; and e1040.com, Inc. ("e1040") an internet tax preparation business.

2.  SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of all wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

The Company has several investments in 20% to 50% owned companies, which are accounted for on the equity method. Accordingly, the Company's share of the earnings of these companies, of approximately $4,000, is included in other income as of June 30, 1999.

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

Marketable Securities

The Company has classified its short-term investments in debt instruments as available for sale securities that are reported at fair value with unrealized gains and losses included in earnings or stockholders' equity, respectively.

Property and Equipment

Property and equipment are carried at cost. Depreciation and amortization are determined using straight-line or accelerated methods over the estimated useful lives of the assets or, for leasehold improvements, over lease terms which range from one to seven years.

Intangible Assets

Intangible assets represent the identifiable intangible assets and goodwill in connection with the acquisitions of income tax businesses, broker-dealers, related covenants not to compete, customer lists and others. Amortization expense is computed on a straight-line basis over a period of five to twenty years, and amounted to $814,683 and $354,649 for the years ended June 30, 1999 and 1998, respectively.

The Company's operational policy for the assessment and measurement of any impairment in the value of the intangible assets acquired which is other than temporary is to evaluate the recoverability and remaining life of the intangible assets and determine whether the intangible assets should be completely or partially written-off or the amortization period accelerated. The Company will recognize impairment in the value of the intangible assets if the un-discounted estimated future operating cash flows of the relevant assets acquired are determined to be less than their carrying amount. If the Company determines that impairment has occurred, the measurement of the impairment will be equal to the excess of the carrying amount of the intangible assets over the amount of the discounted estimated operating cash flows.

During fiscal 1999 and 1998, the Company acquired intangible assets for approximately $2,994,445 and $145,000, respectively.

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

Website Costs

In accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, " the Company capitalizes costs incurred in the application development stage related to the development of its website.

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

The consolidated statements of income includes as revenue, commissions received from financial planning services and insurance underwriters, the commissions received directly by the Company as well as the commissions paid by Royal Alliance, Inc. ("Royal") to financial planners. Accordingly, the payments made directly to the financial planners are also included in salaries and commission expense.

As of July 1, 1999, all of these financial planners had removed their security licenses from Royal and placed them with PCS. Accordingly, effective as of that date, the financial planners received their commissions directly from the Company.

Advertising

Costs to develop advertising are accumulated and expensed upon the first mailing of such advertising in accordance with "SOP" 93-7. Costs to develop tax season programs and associated printing and paper costs are deferred in the first and second fiscal quarters and expensed in the third fiscal quarter upon the first use of such advertisement in the advertising programs.

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

As required, the Company follows SFAS No. 123 to account for stock-based compensation awards to outside consultants. Accordingly, compensation costs for stock option awards granted to outside consultants and non-employee financial planners is measured at the date of grant based on the fair value of the award using the Black-Scholes option pricing model (Note 10).

Net Income Per Share

The Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share" which establishes standards for computing and presenting earnings per share (EPS). For entities with complex capital structures, the statement requires the dual presentation of both basic EPS and diluted EPS on the face of the statement of operations. Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. (Note 11)

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, marketable securities, accounts receivable, notes receivable, accounts payable and borrowings, approximated fair value as of June 30, 1999 because of the relatively short-term maturity of these instruments and their market interest rates.

Comprehensive Income

The FASB issued SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners, and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Segment Disclosure

The FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires entities to disclose financial and detailed information about their operating segments in a manner consistent with internal segment reporting used by the Company to allocate resources and assess financial performance. (Note 13).

New Accounting Pronouncements

In April 1998, the AICPA issued Statement of Position "SOP" 98-5 "Reporting Costs of Start-Up Activities," which establishes standards for the accounting of start-up costs. Costs of start-up activities, including organization costs, should be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, although earlier application is encouraged. The Company has adopted SOP 98-5 during fiscal year 1998; however, the effects of this standard have no material impact on the Company's results of operations, earnings per share or financial position.

3. Business Combinations

In November 1998, the Company acquired all of the outstanding stock of North Ridge and North Shore (collectively "NSR") for $5,250,000. The acquired business is a full-service financial organization, which provides its clients with a wide range of financial investment services. The acquisition has been accounted for by the purchase method. The results of operations of NSR have been included in the Company's results of operations from November 1998.

On April 5, 1999 the Company consummated the acquisition of all of the issued and outstanding capital stock of PCS and AFP. A newly-formed subsidiary of the Company, consummated the acquisition of certain assets of PFS, pursuant to a Stock and Asset Purchase Agreement. PCS, AFP and PFS are collectively hereinafter referred to as Prime.

The Company delivered at the closing of the Acquisition 751,004 shares of its Common Stock, for all the outstanding shares of the common stock of PCS and AFP and for the assets acquired from PFS. The amount of Purchase Shares may be adjusted downward, if the 1999 adjusted pre-tax profits of Prime fails to meet certain targets set forth in the Purchase Agreement. The purchase method of accounting was used to record the transaction.

Unaudited proforma data assuming the business combinations were completed effective the beginning of Fiscal 1999 and Fiscal 1998 is as follows:

Fiscal 1999:                                       G&C          NSR           Prime       Pro Forma
Revenues                                      $36,491,000   $ 5,529,000    $24,993,000   $67,013,000

Net Income                                    $ 1,110,000   $    42,000    $   982,000   $ 2,134,000

Income per share of common stock - basic                                                       $0.30
                                                    $0.18
Income per share of common stock - diluted                                                     $0.28
                                                    $0.16

Weighted average shares outstanding - basic     6,264,228                      751,000      7,015,228
Weighted average shares outstanding -           6,917,430                      751,000      7,668,436
diluted

Fiscal 1998:                                      G&C           NSR          Prime         Pro Forma
Revenues                                      $28,533,000   $ 6,016,000    $15,562,000   $50,511,000

Net Income (Loss)                             $ 2,011,000   ($  324,000)   $   181,000   $ 1,868,000

Income per share of common stock - basic                                                        $0.30
                                                    $0.37
Income per share of common stock - diluted                                                      $0.26
                                                    $0.32

Weighted average shares outstanding - basic     5,383,093                      751,000      6,134,093
Weighted average shares outstanding -           6,315,345                      751,000      7,066,345
diluted

4.  RECEIVABLES FROM OFFICERS AND STOCKHOLDERS

     Notes receivable from officers of the Company that are due in                                  $   142,450
     aggregate bi-weekly installments of $2,295 (including interest at 7%
     per annum)  through June 30,2000
     Notes receivable from officers of the Company that are due in aggregate monthly payments of  $9,634 (including interest at 7% per annum) commencing September 1, 1998
     through August 1, 2001.                                                                            590,640(a)

     Demand loans to officers                                                                           689,512(a)

     Notes receivable from stockholders of the Company that are due in aggregate bi-weekly installments of $2,295 (including interest at 7%
     per annum)  through June 30,2000                                                                    74,168
     Notes receivable of $33,915 and $112,000 from stockholders of the
     Company  due on June 3, 2000 and June 19,  2000  respectively.  Interest is
     charged at 8.5% and 6% per annum, respectively.                                                    145,915

     Receivable from stockholders of the Company, due in biweekly installments of $500 through March 9, 2007. Interest is charged at 7%
     per annum.                                                                                          81,502
     Note receivable from a stockholder of the Company due on October 9,
     1999.  Interest is charged at 8% per annum.                                                        129,989

     Other                                                                                              285,021
                                                                                                    -----------
                                                                                                      2,139,197
     Less-  Current portion                                                                             568,233
                                                                                                    -----------
                                                                                                    $ 1,570,964
                                                                                                    -----------
     (a) The officers have pledged their stock in the Company (with an aggregate market value of approximately $1,440,000) as collateral for these loans.

Interest income from officers and stockholders was approximately $82,000 and $21,000, for the years ended June 30, 1999 and 1998, respectively.

5.  PROPERTY AND EQUIPMENT, NET

Major classes of property and equipment, net consist of the following:

       Buildings                                                                                    $   626,864
       Equipment                                                                                      3,330,151
       Furniture and fixtures                                                                           495,175
       Leasehold improvements                                                                           340,769
                                                                                                    -----------
                                                                                                      4,792,959
       Less- Accumulated depreciation and amortization                                                2,420,785
                                                                                                    -----------
                                                                                                    $ 2,372,174
                                                                                                    ===========

                                      F-13

For the years ended June 30, 1999 and 1998 depreciation and amortization expense
from   property  and  equipment   was   approximately   $605,000  and  $504,000,
respectively.

6.    INTANGIBLE ASSETS

Intangible assets consit of the following as of June 30, 1999

       Customer Lists                                                                                $4,652,918
       Broker-Dealer Registration                                                                       200,000
       Non-Compete Contracts                                                                            800,000
       House Accounts                                                                                   900,000
       Administrative Infrastructure                                                                    700,000
       Independent Contractor Agreements                                                              5,700,000
       Goodwill                                                                                       6,069,980
                                                                                                    -----------
                                                                                                     19,022,898
       Less Accumulated Amortization                                                                 (1,635,581)
                                                                                                    -----------
       Net                                                                                          $17,387,317
                                                                                                    ===========
Amortization  expense is computed on a straight-line  basis over periods of five to twenty years,  and amounted to $814,683 and $354,649 for the years ended June
30, 1999 and 1998, respectively.

7. DEBT

Debt consists of the following:

       Bank line of credit (a)                                                                      $ 1,500,000
       Revolving line of credit (b)                                                                   2,500,000
       Notes payable for client settlements, payable over periods of 3-5
            years at varying interest rates between 9% to 10%                                           304,141
       Capitalized lease obligations                                                                    129,512
                                                                                                    -----------
                                                                                                      4,433,653
       Less:  Current portion                                                                         1,695,529
                                                                                                    ===========
                                                                                                      2,738,124
                                                                                                    ===========


(a) The line of credit facility provided for borrowings up to $4,500,000. The purpose of the line is to be used to support the Company's working capital needs. The rate of interest charged is prime plus 1.5%. The maturity date is November 30, 1999

(b) Represent drawdowns in an aggregate principal amount not to exceed, at any one time outstanding, $3,500,000. The proceeds of the revolving credit loans are used by the Company to fund new acquisitions. The rate of interest charged is prime plus 1.5%. The maturity date is October 31, 2001.

Both loan facilities are secured by all of the Company's assets and are personally guaranteed by the three principal officers of the company. The
Company is required, under this agreement to maintain financial ratios and agrees not to pay or accrue for any dividends on distributions to any of its shareholders or officers.

Subsequent to year-end, the Company has replaced both its revolving credit facility and its line of credit with a new facility. The new facility of $10 million comprises a line of credit of $4 million, and two revolver loans for a total of $6 million. The interest rate on the line of credit is 2.9% plus the 30-day commercial paper rate. The line of credit facility expires on June 30, 2000. The interest rate on the two revolver loans is 3.15% plus the 30-day commercial paper rate. The terms of the two revolving loan facilities are sixty months. Both facilities are secured by all of the business assets of the Company and guaranteed by each of the three principal officers of the Company up to $1,250,000 each.

The  facility  contains   covenants  that  require,   among  other  things,  the
maintenance of a minimum tangible net worth, a maximum debt to tangible net worth ratio, and minimum net cash flow as defined in the agreement.

8.  CAPITALIZED LEASE OBLIGATIONS

The Company is the leasee of certain equipment under capital leases expiring through 2002. The assets and liabilities under capital leases are recorded at the lower of the present value of minimum lease payments or the fair market value of the asset. The assets are depreciated over their estimated useful lives. Depreciation of assets under capital leases is included in depreciation expense for the year ended June 30, 1999.

Minimum future lease payments under capital leases as of June 30 are as follows:

    2000                                                   $    75,992
    2001                                                        42,881
    2002                                                        10,639
    ----                                                        ------
                                                               129,512
    Less:  Amount representing interest                         15,744
                                                                ------
    Present value of net minimum lease payments             $  113,768
                                                            ==========

Interest rates on capital leases vary from 8.25% to 11.32% and are imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

9.  COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under various non-cancelable lease agreements for the rental of office space through 2004. The lease agreements for office space contain escalation clauses based principally upon real estate taxes, building maintenance and utility costs. The following is a schedule by fiscal year of future minimum rental payments required under operating leases as of June 30, 1999.

            2000                                                    $ 2,320,066
            2001                                                      1,959,283
            2002                                                      1,304,059
            2003                                                        894,546
            2004                                                        765,094
      thereafter                                                      1,435,417
                                                                    -----------
                                                                      8,678,465

Subsequent to year-end, the Company entered into a ten-year lease for corporate office space. The lease commences on December 1, 1999 and calls for annual minimum rental payments of approximately $265,000 per fiscal year.

Rent expense for the fiscal years ended June 30, 1999 and 1998 was $2,480,067 and $2,037,117, respectively.

Professional Liability or Malpractice Insurance

The Company does not maintain any professional liability or malpractice insurance policy. Although the Company believes it complies with all applicable laws and regulations, no assurance can be given that the Company will not be subject to professional liability or malpractice suits.

Clearing Agreements

The Company is a party to clearing agreements with unaffiliated correspondent brokers which state that the Company will assume customer obligations should a customer default. At June 30, 1999, approximately $100,000 of cash is held as a deposit requirement by the correspondent brokers.

Net Capital Requirements

PCS and Northridge are subject to the SEC's Uniform Net Capital Rule 15c 3-1 [PCS] and 15c 3-3 [Northridge], which require the maintenance of minimum regulatory net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed the greater of 15 to 1 or $100,000. At June 30, 1999, PCS and Northridge had net capital of $302,055 and $111,998, which was $91,732 and $86,998 in excess of its required net capital of $210,323 and $25,000, respectively.

Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, PCS and Northridge execute, as agents, transactions on behalf of customers. If the agency transactions do not settle because of failure to perform by either the customer or the counterparties, PCS and Northridge may be obligated to discharge the obligation of the nonperforming party and, as a result, may incur a loss if the market value of the security is different from the contract amount of the transactions.

PCS and Northridge do not anticipate nonperformance by customers or counterparties in the above situation. The Company's policy is to monitor its market exposure and counterparty risk. In addition, PCS and Northridge have a policy of reviewing, as considered necessary, the credit standing of each counterparty and customer with which it conducts business.

Litigation

In April 1998, an investment banker and its assignee, instituted a suit in the U.S. District Court in Austin Texas, demanding issuance, collectively, of 100,000 warrants to purchase the Company's common stock at $5.13 per share (alleged to have been issuable under an investment banking agreement pursuant to which the investment banker was to have provided investment banking services to the Company), as well as attorney's fees and exemplary damages. This action was settled in December 1998 in a settlement agreement under which the Company issued warrants to purchase an aggregate of 85,000 shares of the Company's common stock and agreed to reimburse its Executive Vice President for the transfer of an aggregate of 12,500 shares to the plaintiffs. The Company subsequently exchanged the warrants for an aggregate of 34,500 shares of common stock. Expense of $139,000 was recognized in fiscal year 1999 relating to the 34,500 shares of common stock.

In August 1998, a legal action was instituted against the Company pertaining to a wrongful death matter allegedly sustained in a Company automobile more than ten years ago. The complaint seeks indemnification in the amount of up to $3.5 million. The allegations in the complaint are based upon a $1.7 million payment made by the plaintiffs (former defendants) plus an additional $1.8 million payment for which plaintiffs ultimately may be held liable. An additional action is currently pending to determine the liability allocation. The Company answered the complaint by asserting numerous defenses, which it believes are meritorious. The Company is unable to determine at this time the ultimate success of any asserted allegation or defense.

In addition, in July 1999, a lawsuit was initiated against the Company by a consultant (an entity believed to be affiliated with the investment banker) demanding the issuance of 150,000 warrants to purchase the Company's common stock at $5.13 per share, alleged to have been issuable under a consulting agreement pursuant to which the consultant was to have provided consulting services to the Company. The Company believes that the consultant defaulted under such agreement and provided no material services to the Company. The Company has answered the complaint and intends to defend such suit vigorously.

Payroll Taxes

The Company annually provides its employees with Form W-2 and its outside consultants with Form 1099 in accordance with tax law and industry practices. While the Company has not experienced any federal or state payroll tax audits, should a taxing authority assert that an outside consultant is an employee, the Company believes that it is unlikely that any such audit would have a material effect on its consolidated financial position, results of operations or cash flows.

10.  STOCKHOLDERS' EQUITY

Warrants

During fiscal 1999, 507,926 warrants were exercised and 50,783 warrants that had been outstanding to the public and the underwriter, respectively, in connection with the Initial Public Offering in 1994. The exercise resulted in net proceeds of $2,563,995.

Stock Option Agreements
and Stock Option Plan

The Company has granted stock options to employees, directors and consultants pursuant to individual agreements or to its incentive and non-qualified stock option plan.

In September 1993, the Company's Board of Directors and Stockholders adopted the Company's Joint Incentive and NonQualified Stock Option Plan (the "Option Plan"). The Option Plan provides for the granting, at the discretion of the Board of Directors, of: (i) options that are intended to qualify as incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to employees and (ii) options not intended to so qualify to employees, officers and directors. The total number of shares of common stock for which options may be granted under the Option Plan is 816,000 shares. The number of shares granted, prices, terms of exercise, and expiration dates are determined by the Board of Directors. The Plan will terminate in September 2003. At June 30, 1999, of the 420,002 options that had been granted under the Option Plan, 344,779 were exercised and 75,223 had expired during fiscal 1999.

The Company charged earnings for compensation expense of $90,124 and $134,823 for the years ended June 30, 1999 and 1998 respectively, in connection with the issuance of stock options.

The table below summarizes plan and nonplan stock option activity:

                                                             Weighted
                                                             Average
                                      Number of Shares    Exercise Price
                                      ---------------     --------------

Outstanding, July 1, 1997                 1,366,002             3.59

    Granted                               1,748,000             9.18
    Exercised                               (28,000)            1.93
    Canceled                               (250,000)            5.13

Outstanding, June 30, 1998                2,836,002             6.92

     Granted                                525,500             8.59
     Exercised                             (560,779)            3.16
     Cancelled                              (75,223)            3.07
Outstanding,  June 30, 1999               2,725,500             8.12

Exercisable,  June 30, 1998                 845,000             3.54
Exercisable,  June 30, 1999                 522,000             3.82



The weighted average grant date fair value of options granted during the years ended June 30, 1999 and 1998 is $ 5.72 and $5.41 per option, respectively.

Options outstanding and exercisable at June 30, 1999 and related weighted average exercise price and life information follows:

             Fiscal Year            Options Outstanding               Options Exercisable            Remaining
              Grant Date          Shares            Price           Shares           Price         Life (Years)
          1995                     340,000           3.50           340,000           3.50               7
          1996                     -                    -              -               -                 -
          1997                     162,000           2.75           162,000           2.75               4
          1998                   1,698,000           9.29            20,000           7.50               8
          1999                     525,000           8.59            -                -                  5



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

                                                     Years ended June 30,
                                                     1999            1998
                                                     ----            ----
   Net income , as reported                        $2,181,143      $2,011,345

   Net loss, pro forma

                                                   (3,506,734)        (46,191)

   Earnings per share, as reported
                                                         0.32            0.32
   Loss per share, pro forma

                                                        (0.51)          (0.01)

The pro forma effect on net income or loss for fiscal years 1999 and 1998 does not take into consideration pro forma compensation expense related to grants made prior to fiscal year 1996.

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                            Expected life (years)                 3
                            Interest rate                         7.00%
                            Volatility:

                                 June 30, 1999                    74.5 %
                                 June 30,                         73.6 %
                            1998

                            Dividend yield                           0 %

The Company adopted the Company's 1999 Common Stock and Incentive and Non-Qualified Stock Option Plan of Gilman & Ciocia, Inc. (the "1999 Plan"), pursuant to which the Company may grant options to purchase up to an aggregate of 300,000 shares. Such options may be intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended ("Incentive Options"), or they may be intended not to qualify under such Section ("Non-Qualified Options").

On April 20, 1999, the Board of Directors of the Company adopted the Company's 1999 Common Stock and Incentive and Non-Qualified Stock Option Plan (the "Plan"). The Plan was approved by the Company's stockholders on June 22, 1999.

Treasury Stock

During fiscal 1999, the Company acquired 16,400 shares of its common stock for an aggregate cost of $136,116 and reissued 28,070 of these shares to employees. The re-issuance gave rise to the recognition of compensation expense in the amount of $229,926 representing the excess of the fair value of these shares at re-issuance over proceeds received.

During fiscal 1998, the Company acquired 60,700 shares of its common stock for an aggregate cost of $179,123 and reissued 6,818 of these shares to employees. The re-issuance gave rise to the recognition of compensation expense in the amount of $61,831 representing the excess of the fair value of these shares at reissuance over their proceeds received.

Stock Subscriptions and
Accrued Interest Receivable

Stock subscription receivable of $159,646 at June 30, 1999; bear interest at a rate of 9% per annum. For the years ended June 30, 1999 and 1998, the Company recognized interest income of $10,801 and $13,546, respectively. At June 30, 1999 accrued interest receivable was $33,661. Principal and interest is expected to be paid in fiscal 2000.

The Company is holding in escrow all of the shares of its common stock related to the stock subscription receivable. The shares will be released when the stock subscription receivables are collected.

The following is a schedule by year of principal payments to be received:

                            Year ending June 30:

                                 2000                          $      125,985


11.  EARNINGS PER SHARE

In accordance with SFAS No. 128, a reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings is as follows:

                                    Year Ended June 30, 1999                     Year Ended June 30, 1998
                                                              Per Share                                     Per Share
                           Net Income       Shares            Amounts     Net Income          Shares         Amounts
                           ----------       ------            -------     ----------          ------         -------
Basic EPS                 $2,181,143         6,264,228        $   0.35     $2,011,345         5,383,093     $   0.37

Dilutive Stock options
& warrants                   653,208           932,252
Dilutive EPS              $2,181,143         6,917,436        $   0.32     $2,011,345         6,315,345     $   0.32


The potentially dilutive shares that were not included in the computation of diluted earnings per share because to do so would be antidilutive consist of stock options and warrants as follows:

                                                                Options/Warrants

                           Year Ended June 30, 1999                  520,000
                           Year Ended June 30, 1998                  675,000


12. RELATED PARTY TRANSACTIONS

Investment in ATM Partners, L.P.

In July 1995, the Company, together with one of its officers and five individuals who are relatives of the officers of the Company formed ATM Partners, LP former (the "Partnership"), an Investment Partnership. At July 1, 1997, the Company had approximately a 41%, interest in the Partnership. Such partnership fully liquidated its remaining investment in fiscal 1998. During fiscal 1998, the Company wrote-off a $100,000 receivable due from the Partnership.

Professional Fees

During fiscal 1999 and 1998, professional firms related to officers and directors of the Company charged the Company fees totaling approximately $440,000 and $200,000, respectively.

13. SEGMENTS OF BUSINESS

The Company is a provider of income tax preparation and financial planning services to individuals and businesses in various states across the country. Direct mail services are provided primarily to businesses and individuals in the New York metropolitan area.


                                                               Tax          Financial
                                                           Preparation      Planning   Direct Mail   Eliminations      Consolidation
Year ended June 30, 1999
                Revenues from unaffiliated customers       $ 12,813,113   $ 36,137,862    $  1,492,431                  $ 50,443,406
                Intersegment revenues                                                        2,629,833     (2,629,833)           --
                                                           ------------   ------------    ------------   ------------   ------------
                                  Total revenues             12,813,113     36,137,862       4,122,264     (2,629,833)    50,443,406
Direct costs                                                  5,951,233     25,550,995       3,608,124     (2,629,833)    32,480,519
Depreciation and amortization                                   262,820      1,148,002          30,566                     1,441,388
General corporate expenses                                    2,229,218     10,237,421         258,009                    12,724,648
                                                           ------------   ------------    ------------   ------------   ------------
                                  Operating income (loss)  $  4,369,842   $   (798,556)   $    225,565   $       --     $  3,796,851
                                                           ------------   ------------    ------------   ------------   ------------
Interest expense                                                 73,050        207,911                                       280,961
Identifiable assets                                          12,914,444     40,653,346         513,629    (21,082,439)    32,998,980
Capital expenditures                                            567,905         29,915         131,592                       729,412

Direct costs consist of the following:
                Direct mail costs                                                              591,653                       591,653
                Advertising                                   1,003,530      2,861,776       2,638,107     (2,629,833)     3,873,580
                Rent                                            596,112      1,827,435          56,520                     2,480,067
                Salaries and commissions                      4,351,591     20,861,784         321,844                    25,535,219
                                                           ------------   ------------    ------------   ------------   ------------
                                  Total direct costs       $  5,951,233   $ 25,550,995    $  3,608,124   $ (2,629,833)  $ 32,480,519
                                                           ------------   ------------    ------------   ------------   ------------



Year ended June 30, 1998:
                Revenues from unaffiliated customers         10,164,550     16,578,032       1,790,501           --       28,533,083
                Intersegment revenues                              --             --         2,369,447     (2,369,447)           --
                                                           ------------   ------------    ------------   ------------    -----------
                                    Total revenues           10,164,550     16,578,032       4,159,948     (2,369,447)    28,533,083
Direct costs                                                  6,608,421      9,868,394       3,553,154     (2,369,447)    17,660,522
Depreciation and amortization                                   311,418        508,102          38,871           --          858,391
General corporate expenses                                    2,427,443      3,960,564         223,493           --        6,611,500
                                                           ------------   ------------    ------------   ------------    -----------
                                    Operating income            817,268      2,240,972         344,430           --        3,402,670
Interest expense                                                 89,207         86,329            --             --          175,536
Identifiable assets                                           6,245,447      6,043,903         593,101     (3,131,264)     9,751,187
Capital expenditures                                            772,930           --            79,867           --          852,797
Direct costs consist of the following:
                Direct mail costs                                  --             --           770,472           --          770,472
                Advertising                                   1,376,457      1,332,030       2,393,827     (2,369,447)     2,732,867
                Rent                                            746,906      1,218,636          71,575           --        2,037,117
                Salaries and commissions                      4,485,058      7,317,728         317,280           --       12,120,066
                                                           ------------   ------------    ------------   ------------    -----------
                                  Total direct costs          6,608,421      9,868,394       3,553,154     (2,369,447)    17,660,522


14. TAXES ON INCOME

Provisions for income taxes in the consolidated financial statements consist of the following:

                                                                         June 30,          June 30,
                                                                        ----------        ----------
                                                                           1999              1998
                                                                        ----------        ----------
               Current:
                  Federal                                            $ 1,292,165         $ 1,247,828
                  State and local                                        269,835             282,982
                                                                     -----------         -----------
                              Total current                           1,562,000           1,530,810
                                                                     -----------         -----------
              Deferred:
                  Federal                                                (34,734)            (90,304)
                  State and local                                         (7,266)            (33,696)
                                                                     -----------         -----------
                               Total deferred tax (benefit)              (42,000)           (124,000)
                                                                     $ 1,520,000         $ 1,406,810
                                                                     -----------         -----------


Deferred tax assets as of June 30, 1999 consist of the following:

        Compensation expense recognized for financial reporting purposes in connection with common
            stock option grants                                                          $   152,000
        Book amortization of intangibles in excess of tax                                    225,000
        Provision for bad debts
                                                                                              36,000
        Provision for deferred rent liability
                                                                                             (15,000)
        Book depreciation in excess of tax                                                  (157,000)
        Investments in marketable securities
                                                                                              10,000
        Investments accounted for under equity method                                        (58,000)
                                                                                         -----------
                                                                                         $   193,000
                                                                                         ===========

No valuation allowance has been established against the deferred tax assets because management believes that all of the deferred tax assets will be realized.

A reconciliation of the federal statutory rate to the provision for income taxes is as follows:

                                                                         1999                   1998
                                                                  -------------------    --------------------
       Year ended June 30:
                     Federal income taxes computed at statutory   $1,257,000     34.0%   $1,162,173     34.0%
                       rates
           State and local taxes, net of federal                     241,000      6.5       205,089      6.0
              tax benefit
           Reversal of under/(over) accruals                            --        0.0        22,810      0.7
           Amortization of intangible assets with

                 no benefit                                          145,000      3.9
                             Other                                  (123,000)    (3.3)       16,738      0.5
                                                                  $1,520,000     41.1%   $1,406,810     41.2%