Form 10-Q
period 1999-09-30
GILMAN & CIOCIA INC
filed 1999-11-22
CIK 914142

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

          Quarterly report under Section 13 or 15 (d) of the Securities
 X        Exchange Act of 1934 For the quarterly period ended 09/30/99
---
          Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No fee required)
---

For the transition period from ________ to ________

Commission file number 000-22996
                       ---------

                              GILMAN & CIOCIA, INC.
                              ---------------------
                 (Name of small business issuer in its charter)

         Delaware                                         11-2587324
-------------------------                        -------------------------
( State of jurisdiction                              (I.R.S. Employer
  of incorporation or                                Identification No.)
  organization)

1311 Mamaroneck Ave. Suite 130, White Plains, NY                     11021
------------------------------------------------                     -----
(Address of principal executive offices)                           (Zip Code)


                                 (914) 397-4829
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes        X               No
      ----------                 -----------

     This is the registrant's initial Form 10 Q report. Form 10QSB was filed in all applicable preceding quarters.

     State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of November 12, 1999, 7,578,809 shares of the issuer's common equity were outstanding.

                                     PART I

ITEM 1.  Consolidated Financial Statements.                            Page
                                                                       ----

Consolidated Balance Sheets as of  September 30, 1999                  F-1-F-2
And June 30, 1999

Consolidated Statements of Operations for the three-months
Ended September 30, 1999 and 1998                                      F-3

Consolidated Statement of Stockholders' Equity for the three months
Ended September 30, 1999                                               F-4

Consolidated Statements of Cash Flows for the three months ended
September 30, 1999 and 1998                                            F-5 - F-6

Notes to Consolidated Financial Statements                             F-7 - F-8


ITEM 2.  Management's Discussion and Analysis

Plan of Operation

           The Company plans to continue its tax practice expansion and recruit successful financial planners . In addition, the Company anticipates that it may acquire existing securities broker/dealers, insurance agencies, and mortgage bankers to increase the number of financial planners who provide financial planning services to clients of the Company. The Company anticipates funding this growth from the proceeds of future offerings of equity securities, if any, operating profits and use of its credit facility.

         The Company continued its operations of a direct mail division in order to control the substantial costs of advertising its many offices. This division was acquired to specifically reduce the costs of advertising for the Company. The Company believes that the direct mail division results in lower advertising costs per-office by taking advantage of economies of scale .The Company's direct mail division operates as an independent division and solicits its own customers for its direct mail services.

Results of Operations

Three Months ended September 30, 1999 and 1998 Compared.

         The Company's revenues for the three months ended September 30, 1999 were $12,736,729 as compared to revenues of $5,764,434 for the comparable period of the prior year. This increase was attributable primarily to increased commissions from increased sales of financial planning services, additional financial planners, and commissions resulting from acquisitions in fiscal 1999 of Prime Capital Services, Inc. ("Prime") and North Ridge Securities Corp. ("North Ridge").

         The Company's total revenues for the quarter ended September 30, 1999 consist of $377,870 for tax preparation services, $12,100,140 for financial planning services, and $258,719 for direct mail services. The Company's total revenues for its quarter ended September 30, 1998 consist of $241,191 for tax preparation services, $5,179,966 for financial planning services and $343,277 for direct mail services.

         The increase in the Company's financial planning revenues for the quarter ended September 30, 1999 compared to the prior year's first quarter was approximately 134%. The increase in such financial planning revenues is attributable to the continued growth of the existing offices and the increase of production from new financial planners. The remaining growth in financial planning revenues is a result of increased securities and insurance transactions attributable to the acquisitions of Prime and North Ridge.

         The Company's operating expenses for the quarter ended September 30, 1999 were $15,665,658 as compared to operating expenses of $6,004,295 for the comparable period of the prior year. The increase in operating expenses was attributable to an increase in salaries and commissions in the amount of $7,163,660, an increase in general and administrative expenses of $1,666,631, an increase in rent expense of $316,474, an increase in advertising expenses of $341,588, and an increase in depreciation and amortization of $290,488. These increases in operating expenses were offset by a decrease in direct mail costs of $117,478.

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

         The increase in general and administrative expenses is due primarily to the Company's expansion of operations from the opening of seven new offices in fiscal 1999 and from the acquisitions of Prime and North Ridge. This expansion resulted in an increase in office expenses for the quarter ended September 30, 1999.

         Advertising costs increased due to expenses associated with the mailing costs relating to newsletters and financial planning seminars .

         The increase in depreciation and amortization expense is due primarily to the depreciation of new computer equipment and the amortization of additional intangible assets from the acquisitions of Prime and North Ridge.

         The Company's net loss for the three months ended September 30, 1999 was $1,627,952 as compared to a net loss of $122,467 for the three months ended September 30, 1998. The increase is primarily due to higher operating costs associated with salaries and commissions and general and administrative expenses.



The Company's business is highly seasonal, with the majority of its tax revenue earned in the first four months of the calendar year. The Company does not consider inflation to be a risk to the cost of doing business currently or in the foreseeable future.

Liquidity and Capital Resources

         The Company's revenues have been, and are expected to be, highly seasonal. As a result, the Company must generate sufficient cash during the tax season, in addition to its available bank credit facility to fund its operations. Operations during the non-tax season are primarily focused on financial planning services.

         The Company's cash flow used in operating activities was $1,405,389 and $198,082 for the three months ended September 30, 1999 and 1998, respectively. The increase of $1,207,307 is due primarily to a decrease in earnings from operations for the period.

         Net cash used in investing activities was $394,690 and $918,360 for the three months ended September 30, 1999 and 1998, respectively. The decrease of $523,670 is primarily due to a decrease in purchases of businesses of $798,105 and an increase in net loans to related parties of $85,801. These decreases in net cash used in investing activities were offset by an increase in capital expenditures of $335,092.

         Net cash provided by financing activities was $1,674,392 and $0 for the three months ended September 30, 1999 and 1998, respectively. The increase in net cash provided by financing activities of $1,674,392 is primarily due to an increase in the proceeds from bank loans of $5,524,392 and an increase in the proceeds from the issuance of stock of $150,000. These increases in net cash provided by financing activities were offset by an increase in repayments of bank loans of $4,000,000.

         During September 1999, the Company refinanced its credit facilities with Merrill Lynch. The new facility provides for borrowings up to $10,000,000 and is apportioned into three separate loans as follows: a line of credit of $4,000,000 and two revolver loans for a total of $6,000,000. The interest rate on the line of credit is 2.9% plus the 30-day commercial paper rate. The line of credit facility expires on June 30, 2000. The interest rate on the two revolver loans is 3.15% plus the 30-day commercial paper rate. The terms of the two revolving loan facilities are sixty months from the date fully drawn. The loans are collateralized by all of the Company's assets and are guaranteed by each of the three principal officers of the company up to $1,250,000 each. The outstanding balances at September 30, 1999 under the line of credit and the revolving loan facility were $3,000,000 and $2,500,000, respectively.

Year 2000 Compliance

         The Company completed the installation of the Great Plains accounting system, which is 2000 compliant. The Company does not anticipate any material additional costs with regard to its year 2000 compliance. The year 2000 issue is not expected to affect the systems of various entities with which the Company interacts. However, there can be no assurance that the systems of other companies on which the Company relies will be timely converted, or that a failure by another Company's systems to be year 2000 compliant would not have a material adverse effect on the Company.

                                     PART II

ITEM 1.  Legal Proceedings


     In August 1998, a legal action was instituted against the Company pertaining to a wrongful death matter allegedly sustained in a Company automobile more than nine years ago. The complaintant seeks indemnification in the amount of up to $3.5 million. The allegations in the complaint are based upon a $1.7 million payment made by the plaintiffs plus an additional $1.8 million payment for which plaintiffs ultimately may be held liable. An additional action is currently pending to determine the liability allocation. The Company answered the complaint by asserting numerous defenses which it believes are meritorious. The Company is unable to determine at this time the ultimate success of any asserted allegation or defense.

     In addition, in July 1999, a lawsuit was initiated against the Company by a consultant demanding the issuance of 150,000 warrants to purchase the Company's common stock at $5.13 per share, alleged to have been issuable under a consulting agreement pursuant to which the consultant was to have provided consulting services to the Company. The Company believes that the consultant defaulted under such agreement and provided no material service to the Company. The Company has answered the complaint and intends to defend such suit vigorously.


ITEM 2.           Exhibits; Lists and Reports on Form 8-K

(a)      Exhibits

         3.1 Registrant's Articles of Incorporation, as amended, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No.
                  33-70640-NY

         3.2 Registrant's by-laws, incorporated by reference to the like-numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY


         27 Gilman & Ciocia, Inc. - Financial Data Schedule, Dated September 30, 1999.


         (b)      Reports on Form 8-K

                  No Reports on Form 8-K have been filed during the quarter ended September 30, 1999.

                                    SIGNATURE

         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 18, 1999

GILMAN & CIOCIA, INC.


By/s/Thomas Povinelli
-----------------------
Thomas Povinelli
Chief Operating  Officer



By/s/Stephen B. Sacher
------------------
Stephen B. Sacher
Chief Financial Officer
And Chief Accounting Officer

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                         SEPTEMBER 30,               JUNE 30,
                                                                              1999                     1999
                                                                              ----                     ----
                                                                          (UNAUDITED)               (AUDITED)
                                                                          -----------               ---------
CURRENT ASSETS:
     CASH                                                                $ 3,327,667              $ 3,453,354
     MARKETABLE SECURITIES                                                   334,678                  316,937
     ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS
           OF $87,500                                                      5,504,471                3,585,518
     RECEIVABLE FROM RELATED PARTIES, CURRENT PORTION                        655,266                  568,233
     PREPAID EXPENSES AND OTHER CURRENT ASSETS                               789,576                  983,130
     PREPAID INCOME TAXES                                                  2,851,228                1,460,259
     DEFERRED TAX ASSETS, CURRENT PORTION                                    204,000                  183,000
                                                                        ------------              -----------
          TOTAL CURRENT ASSETS                                            13,666,886               10,550,431
                                                                        ------------              -----------



PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION                    2,574,694                2,372,174
                                                                        ------------               ----------

OTHER ASSETS:
     INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION                   17,014,396               17,387,317
     RECEIVABLES  FROM RELATED PARTIES, NET OF CURRENT
          PORTION                                                            963,163                1,570,964
     SECURITY DEPOSITS                                                       419,098                  374,348
     DEFERRED TAX ASSETS                                                      41,000                   10,000
     OTHER ASSETS                                                            663,254                  733,746
                                                                        ------------              -----------
          TOTAL OTHER ASSETS                                              19,100,911               20,076,375
                                                                        ------------              -----------



TOTAL ASSETS                                                            $ 35,342,491             $ 32,998,980
                                                                        ======================================




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       F-1

                                      GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEETS

                                       LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                 SEPTEMBER 30,                 JUNE 30,
                                                                                      1999                      1999
                                                                                      ----                      ----
                                                                                   (UNAUDITED)                (AUDITED)
                                                                                   -----------               ---------
CURRENT LIABILITIES:
  CURRENT PORTION OF LONG-TERM DEBT                                               $  3,225,414              $  1,695,529
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                              5,878,939                 3,605,386
                                                                                  ------------              ------------
     TOTAL CURRENT LIABILITIES                                                       9,104,353                 5,300,915
                                                                                  ------------              ------------

  LONG-TERM DEBT - NET OF CURRENT PORTION                                            2,732,631                 2,738,124
                                                                                  ------------              ------------



STOCKHOLDERS' EQUITY:
   PREFERRED STOCK-$.001 PAR VALUE - SHARES AUTHORIZED
        100,000: NONE ISSUED AND OUTSTANDING                                                 -                         -
   COMMON STOCK - $.01 PAR VALUE - SHARES AUTHORIZED
        20,000,000: ISSUED 7,520,511 AND 7,508,266, SEPTEMBER 30, 1999
         AND JUNE 30, 1999, RESPECTIVELY                                                75,205                    75,083
   PAID-IN-CAPITAL                                                                  20,203,296                20,027,444
   RETAINED EARNINGS                                                                 4,157,906                 5,785,858
                                                                                  ------------              ------------
                                                                                    24,436,407                25,888,385
   LESS- TREASURY STOCK, AT COST: 199,645 SHARES                                      (777,039)                 (777,039)
          STOCK SUBSCRIPTIONS AND ACCRUED INTEREST RECEIVABLE                         (162,347)                 (159,646)
          ACCUMULATED COMPREHENSIVE INCOME:
              UNREALIZED GAIN ON MARKETABLE SECURITIES, NET OF
              TAXES                                                                      8,486                     8,241
                                                                                  ------------              ------------
     TOTAL STOCKHOLDERS' EQUITY                                                     23,505,507                24,959,941
                                                                                  ------------              ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 35,342,491              $ 32,998,980
                                                                                  ============              ============




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       F-2



                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                    AND 1998
                                   (UNAUDITED)


                                                              1999           1998
                                                              ----           ----
REVENUES:
     TAX PREPARATION FEES                                $    377,870    $   241,191
     FINANCIAL PLANNING SERVICES                           12,100,140      5,179,966
     DIRECT MAIL SERVICES                                     258,719        343,277
                                                         ------------    -----------

          TOTAL REVENUES                                   12,736,729      5,764,434
                                                         ------------    -----------


OPERATING EXPENSES:
     SALARIES AND COMMISSIONS                              11,120,811      3,957,151
     GENERAL AND ADMINISTRATIVE EXPENSES                    2,528,604        861,973
     ADVERTISING                                              600,819        259,231
     DIRECT MAIL COSTS                                         98,586        216,064
     RENT                                                     773,526        457,052
     DEPRECIATION AND AMORTIZATION                            543,312        252,824
                                                         ------------    -----------

          TOTAL OPERATING EXPENSES                         15,665,658      6,004,295
                                                         ------------    -----------

           OPERATING LOSS                                  (2,928,929)      (239,861)
                                                         ------------    -----------

OTHER INCOME (EXPENSE):
     INTEREST AND INVESTMENT INCOME                            31,687         25,043
     INTEREST EXPENSE                                         (61,642)        (1,139)
     OTHER INCOME                                             104,080          8,386
                                                         ------------    -----------

          TOTAL OTHER INCOME                                   74,125         32,290
                                                              -------    -----------

LOSS BEFORE INCOME TAXES (BENEFIT)                         (2,854,804)      (207,571)

INCOME TAXES (BENEFIT)                                     (1,226,852)       (85,104)
                                                         ------------    -----------

          NET LOSS                                       $ (1,627,952)    $ (122,467)
                                                         ============    ===========

NET LOSS PER SHARE, BASIC AND DILUTED                    $      (0.22)    $    (0.02)


WEIGHTED AVERAGE SHARES,
     BASIC AND DILUTED                                      7,320,866      5,395,598




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                STOCK
                                                                              SUBSCRIPTIONS   ACCUMULATED
                                                                              AND ACCRUED       OTHER        TREASURY STOCK
                                COMMON STOCK       PAID-IN       RETAINED      INTEREST     COMPREHENSIVE  SHARES      AMOUNT
                             SHARES      AMOUNT    CAPITAL       EARNINGS     RECEIVABLE       INCOME
                            ---------------------------------------------------------------------------------------------------
                                                              C>
FOR THE THREE MONTHS ENDED
     SEPTEMBER 30, 1999

BALANCE AT JULY 1, 1999     7,508,266  $ 75,083  $20,027,444  $ 5,785,858   $ (159,646)       $ 8,241      199,645  $ (777,039)

ISSUANCE OF COMMON STOCK       12,245       122      149,878

ACCRUED INTEREST INCOME                                                         (2,701)

DEFERRED COMPENSATION                                 25,974

COMPREHENSIVE INCOME:
   UNREALIZED GAIN ON
    MARKETABLE
          SECURITIES                                                                              245

NET LOSS                                                       (1,627,952)
                                                             -------------                   --------
TOTAL COMPREHENSIVE INCOME                                     (1,627,952)                        245
                            ---------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30,
 1999                       7,520,511  $ 75,205  $20,203,296  $ 4,157,906   $ (162,347)       $ 8,486      199,645  $ (777,039)
                            ===================================================================================================


                                 TOTAL STOCK-
                                    HOLDERS'
                                    EQUITY

                              ---------------
FOR THE THREE MONTHS ENDED
     SEPTEMBER 30, 1999

BALANCE AT JULY 1, 1999        $ 24,959,941

ISSUANCE OF COMMON STOCK            150,000

ACCRUED INTEREST INCOME              (2,701)

DEFERRED COMPENSATION                25,974

COMPREHENSIVE INCOME:
   UNREALIZED GAIN ON
    MARKETABLE
          SECURITIES                    245

NET LOSS                         (1,627,952)
                              --------------
TOTAL COMPREHENSIVE INCOME       (1,627,707)
                              --------------

BALANCE AT SEPTEMBER 30,
 1999                          $ 23,505,507
                              ==============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       F-4

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                THREE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                               1999                1998
                                                                               ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                                                  $ (1,627,952)        $ (122,467)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     (USED IN) OPERATING ACTIVITIES:
DEPRECIATION AND AMORTIZATION                                                  543,312            252,824
GAIN ON SALE OF MARKETABLE SECURITIES                                          (15,432)           -
COMPENSATION EXPENSE                                                           530,289             43,010
PREPAID INCOME TAXES                                                        (1,217,658)
INTEREST ON STOCK SUBSCRIPTIONS                                                 (2,701)           -
PROCEEDS FROM SALE OF MARKETABLE SECURITIES                                     41,238            -
(INCREASE) DECREASE IN:
     ACCOUNTS RECEIVABLE                                                    (1,918,953)           (82,689)
     ADVANCES TO FINANCIAL PLANNERS                                            (32,098)             1,266
     SECURITY DEPOSITS                                                         (44,750)          (103,410)
     PREPAID EXPENSES AND OTHER CURRENT ASSETS                                  65,763           (550,510)
INCREASE IN:
     ACCOUNTS PAYABLE,ACCRUED EXPENSES, AND OTHER CURRENT LIABILITIES        2,273,553            363,894
                                                                          -------------         ----------
NET CASH USED IN OPERATING ACTIVITIES                                       (1,405,389)          (198,082)
                                                                          -------------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

CAPITAL EXPENDITURES                                                          (384,072)           (48,980)
PAYMENTS ON BUSINESS COMBINATIONS                                                                (798,105)
INVESTMENTS                                                                    (13,803)              (474)
LOAN REPAYMENTS FROM OFFICERS AND STOCKHOLDERS                                   3,185              6,399
DEFERRED ACQUISITION COSTS                                                                         15,000
LOANS TO RELATED PARTIES                                                                          (92,200)
                                                                          -------------         ----------
NET CASH USED IN INVESTING ACTIVITIES                                         (394,690)          (918,360)
                                                                          -------------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

PROCEEDS FROM ISSUANCE OF COMMON STOCK                                         150,000           -
PAYMENTS OF BANK LOANS                                                      (4,000,000)          -
PROCEEDS FROM  LOANS                                                         5,524,392           -
                                                                          -------------        -----------
NET CASH PROVIDED BY FINANCING  ACTIVITIES                                   1,674,392           0
                                                                          -------------        -----------

NET DECREASE IN CASH                                                          (125,687)        (1,116,442)

CASH AT BEGINNING OF PERIOD                                                  3,453,354          1,705,831
                                                                          -------------        -----------

CASH AT END OF PERIOD                                                     $  3,327,667         $  589,389
                                                                          =============        ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       F-5

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                            (UNAUDITED)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:        1999          1998
                                                         ----          ----
      CASH PAYMENTS FOR THE PERIOD:

      INTEREST                                         $ 61,642         -0-
                                                       --------         ---


      INCOME TAXES                                     $225,311      $401,506
                                                       --------      --------





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       F-6

                      GILMAN & CIOCIA, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999
                                   (Unaudited)


         NOTE 1 - BASIS OF FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of Gilman & Ciocia, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

The consolidated financial statements and the related notes thereto as of September 30, 1999 and for the three months ended September 30, 1999 and 1998 are presented as unaudited, but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely normal recurring accruals. These interim financial statements are not necessarily indicative of the results for any future periods. This Form 10-Q should be read in conjunction with the Company's Form 10-KSB for June 30, 1999.

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


         NOTE 2 - CONTINGENCIES


In August 1998, a legal action was instituted against the Company pertaining to a wrongful death matter allegedly sustained in a Company automobile more than ten years ago. The complaintant seeks indemnification in the amount of up to $3.5 million. The allegations in the complaint are based upon a $1.7 million payment made by the plaintiffs plus an additional $1.8 million payment for which plaintiffs ultimately may be held liable. An additional action is currently pending to determine the liability allocation. The Company answered the complaint by asserting numerous defenses which it believes are meritorious. The Company is unable to determine at this time the ultimate success of any asserted allegation or defense.

In addition, in July 1999, a lawsuit was initiated against the Company by a consultant demanding the issuance of 150,000 warrants to purchase the Company's common stock at $5.13 per share, alleged to have been issuable under a consulting agreement pursuant to which the consultant was to have provided consulting services to the Company. The Company believes that the consultant defaulted under such agreement and provided no material service to the Company. The Company has answered the complaint and intends to defend such suit vigorously.

         NOTE 3 - CREDIT AGREEMENTS

         During September 1999, the Company refinanced its credit facilities with Merrill Lynch. The new facility provides for borrowings up to $10,000,000 and is apportioned into three separate loans as follows: a line of credit of $4,000,000 and two revolver loans for a total of $6,000,000. The interest rate on the line of credit is 2.9% plus the 30-day commercial paper rate. The line of credit facility expires on June 30, 2000. The interest rate on the two revolver loans is 3.15% plus the 30-day commercial paper rate. The terms of the two revolving loan facilities are sixty months from the date fully drawn. The loans are collateralized by all of the Company's assets and are guaranteed by each of the three principal officers of the company up to $1,250,000 each. The outstanding balances at September 30, 1999 under the line of credit and the revolving loan facilities were $3,000,000 and $2,500,000, respectively.