Form 10KSB/A
period 1999-09-30
GILMAN & CIOCIA INC
filed 1999-12-20
CIK 914142

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB/A

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

State issuer's revenues for its most recent fiscal year. $50,443,406

The aggregate market value of the voting stock held by non-affiliates as of [September 30, 1999] was $48,666,555 based on a sale price of $11.25.

State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 1999, 7,511,059 shares of the issuer's common equity were outstanding.

Transitional Small Business Disclosure Format (check one): Yes__ No X

                                     Part I

Item 1.           DESCRIPTION OF BUSINESS

General

         Gilman + Ciocia, Inc. is a corporation that was organized in 1981 under the laws of the State of New York (together with its wholly owned subsidiaries, the "Company" or "Gilman + Ciocia(R)" or "GTAX"). The Company was reorganized under the laws of the State of Delaware in 1993. The Company provides federal, state and local tax preparation and financial planning services to individuals predominantly in the middle and upper income brackets. The Company currently has 135 offices operating in 15 states. To complement its tax preparation services, the Company also provides financial planning services to its tax preparation customers. These financial planning services include securities brokerage services and insurance and mortgage agency and finder services. The Company also operates a direct mail service, which provides advertising and other mail services for the Company as well as third party customers.

         During the Company's fiscal year ended June 30, 1999 ("Fiscal 1999"), Gilman + Ciocia prepared approximately 120,000 tax returns, which represents an increase of 26% from the approximately 95,000 tax returns it prepared during its fiscal year ended June 30, 1998 ("Fiscal 1998"). Also in Fiscal 1999, Gilman + Ciocia earned $36,137,861 in commissions from financial planning services provided to its customers, an increase of 118% over the $16,578,032 received from financial planning services in Fiscal 1998. In Fiscal 1999, approximately 25% of the Company's revenues were from tax preparation services, and approximately 72% of the Company's revenues were from commissions on financial planning services. Approximately 3% of the Company's revenues were attributable to the Company's direct mail service operations.

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

         In July 1999, the Company formed a joint venture corporation, GTAX/Career Brokerage, Inc. ("GTAX/CB"), with Fiengold & Scott, Inc., a company engaged in the wholesaling of insurance and annuity products. The Company is the owner of 50% of the stock of GTAX/CB; Fiengold & Scott, Inc. is the owner of the remaining 50%. GTAX/CB was formed to become a licensed insurance agent in all states in which the Company markets insurance and annuity products and to act as the licensed entity for the sale by the Company of life insurance, long-term health care insurance, and fixed-annuity products.

         In Fiscal 1999, the Company purchased all of the issued and outstanding capital stock of Prime Capital Services, Inc. ("Prime") and of North Ridge Securities Corp. ("North Ridge"), each a registered securities broker/dealer. The Company terminated its relationship with Royal Alliance Associates, Inc. ("Royal Alliance"), an independent registered broker/dealer, to which previously the Company had referred its clients for financial planning services. Royal Alliance had retained approximately six percent (6%) of the total securities commissions generated by its financial planners to whom the Company had referred clients. Each of the financial planners to whom a client might be introduced is now a registered representative ("Registered Representative") of Prime. Each Registered Representative is also either an employee of the Company, with an employment agreement calling for a specified payout on commissions to be made by Prime or an independent contractor with a contractual agreement to share commissions with Prime in return for the Company's referral of new clients. The Company and its subsidiaries therefore retain six percent (6%) more of the securities commissions generated through its referrals than it had in previous years. The amount of commission earned by the Company depends on the financial planning services that are sold. Almost all of the financial planners are also authorized agents of insurance underwriters and mortgage agencies, and the Company earns revenues from these insurance and mortgage services as well. Each of North Ridge and Prime has its own clients independent of referrals from Gilman + Ciocia.

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

         E1040.com is an online tax preparation service whereby clients submit information concerning their income, deductions, family status, etc. over the Internet to e1040.com's staff who are employees of the Company. These tax preparers then prepare the client's federal, state and local returns, and then either file it electronically, or return it to the client for filing.

         The Company believes that it offers clients a cost effective tax preparation service compared to services provided by accountants, attorneys and independent tax preparers. The Company's volume allows it to provide uniform service at competitive prices. In addition, as compared to certain of its competitors that are open only during tax season, most of the Company's offices are open year round due to the demand for financial planning services, and as a result, has avoided opening offices especially for tax season and closing them after the peak period.

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

         Tax Preparers. The Company's tax preparation business is conducted predominantly in the months of February, March and April when most individuals prepare their federal, state and local income tax returns. The Company hires approximately 500 seasonal employees in conjunction with the utilization of its existing employees to meet the demand imposed during those months. Almost all of the Company's professional tax preparers have a college degree or its equivalent and two years of tax preparation experience, and each one is specifically tested and trained by the Company to meet the required level of expertise to properly prepare tax returns. A majority of the Company's seasonal employees return in the next year. The Company generally utilizes advertisements in local newspapers to recruit the remainder of its seasonal work force.

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

         Relationship with Registered Representatives of Securities Broker/Dealer. The financial planners that provide financial planning services to the Company's clients are Registered Representatives of Prime, which is a registered securities broker/dealer and member of the NASD. To become a Registered Representative, a person must pass one or more of a series of qualifying exams administered by the NASD that test the person's knowledge of securities and related regulations.

         Prime supervise the Registered Representatives with regard to all regulatory matters. In addition to certain mandatory background checks required by the NASD, the Company also requires that each Registered Representative respond in writing to a background questionnaire.

         If clients of the Company inquire about the acquisition or sale of investment securities, they are directed to a Registered Representative of Prime. The Registered Representatives are able to effect transactions in such securities at the request of clients and retain a certain percentage of the commissions earned on such transactions. Prime licensed principals in all areas of the securities business. All security transactions are introduced and cleared on a fully disclosed basis through a correspondent broker that is a member of the New York Stock Exchange.

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

         Each of the Registered Representatives licensed with the Company, except the officers of the Company, has entered into a commission sharing agreement with the Company, which generally provides that a specified percentage of the commissions earned by the Registered Representative (generally fifty percent (50%) of the total commission) is paid to the Company. All Registered Representatives have agreements that contain covenants requiring them to maintain strict confidentiality and to refrain from certain competition with the Company. Agreements with Registered Representatives generally have a term of no more than one year.

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

         Prime and North Ridge also are subject to "Risk Assessment Rules" imposed by the SEC. These rules require, among other things, that certain broker-dealers maintain and preserve certain information, describe risk management policies, procedures and systems and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have a material impact on the broker-dealers' financial and operational condition.

         Additional legislation, changes in rules promulgated by the SEC, state regulatory authorities or SROs, or changes in the interpretation or enforcement of existing laws and rules may directly affect the mode of operation and profitability of broker-dealers. The SEC, SROs and state securities commissions may conduct administrative proceedings, which can result in censure, fines, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulating and disciplining broker-dealers is the protection of customers and the securities markets, rather than the protection of creditors and shareholders of broker-dealers.

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

         North Ridge. Approximately ninety percent of the securities transactions effected by North Ridge's Registered Representatives involve packaged products, including interests in mutual funds and variable annuities. The remainder of the securities transactions effected by North Ridge's Registered Representatives involve corporate equities and bonds and other securities of operating issuers. Individual stock and bond transactions are processed through Pershing & Co., the clearing division of Donaldson, Lufkin & Jenrette, where all accounts are insured for up to $10 million.

         North Ridge receives commissions generated by its financial planners. As of June 30, 1999 North Ridge employed approximately 80 Registered Representatives (for an explanation of the role of licensed Representatives, see"-Relationship with Registered Representatives of Broker/Dealer" above).

         North Ridge is registered as a securities broker/dealer under the Securities Exchange Act of 1934, as amended, and has been a member of the National Association of Securities Dealers, Inc. ("NASD") since July 1990. In addition, North Ridge has effected all filings under state law to register as a broker/dealer in Arizona, California, Connecticut, Florida, Georgia, Hawaii, Idaho, Illinois, Massachusetts, Minnesota, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Texas, and Virginia.

         Approximately ninety percent of the securities transactions effected by Prime's Registered Representatives involve packaged products, including interests in mutual funds and variable annuities. The remainder of the securities transactions effected by Prime's Registered Representatives involves corporate equities and bonds and other securities of operating issuers. Individual stock and bond transactions are processed through National Fidelity where all accounts are insured for up to $10 million.

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

         The Company's principal marketing medium is direct mail solicitation, and the Company's solicitations constitute the majority of Progressive Mailing's services. Currently, Progressive Mailing is also soliciting business through referrals and an employee.

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

         Seminars. The Company supports its Registered Representatives by advertising their local financial planning seminars. At these seminars, prospective new clients can learn about a wide variety of investment products and tax planning opportunities.

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

Competition

         The income tax preparation and financial planning services industry is highly competitive. The Company's competitors include companies specializing in income tax preparation as well as companies that provide general financial services. Many of these competitors, including H&R Block in the tax preparation field and many well-known brokerage firms in the financial services field have significantly greater financial and other resources than the Company. The Company's on-line tax preparation competitors during the 1999-tax season were Intuit and Secure Tax which have since combined their operations. The Company believes that the primary elements of competition are convenience, location, local economic conditions, quality of on-site management, quality of service, price, and with respect to on-line operations, effective advertising campaigns and ease of service. There is no assurance that the Company will be able to compete successfully with larger and more established companies.

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

         Prime and North Ridge are registered broker/dealers: Prime is registered in every state and North Ridge is registered in every state it does business. Gilman + Ciocia has not registered as a broker/dealer in any states and does not believe that it is currently required to so register. However, The State of Washington made written inquiries in 1996 regarding possible requirements for it to register as a securities broker/dealer in the State of Washington. The Company responded to such inquiries and has not received any further communication from the State of Washington in this regard.

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

         Risk of Acquisition of Small Tax Preparation Practices. As part of its strategy, the Company intends to pursue the acquisition of tax preparation practices. The success of the Company will in part depend upon the successful operation of the practices acquired and the integration of the acquired businesses into the Company. A rapid expansion of offices that do not become profitable would reduce the Company's net income and could depress future operating results. If the acquired companies do not perform as expected or the Company can not effectively integrate the acquired companies, the Company's operating results could be materially adversely affected.

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

         Dependence on Key Personnel. The Company believes that its ability to successfully implement its business strategy and operate profitably depends on the continued employment of James Ciocia, its President, Thomas Povinelli, its Chief Operating Officer, Stephen B. Sacher, its Chief Financial Officer, Kathryn Travis, its Secretary, Michael Ryan, the President of its Prime subsidiary, and Daniel Levy, the President of its North Ridge subsidiary. If any of these individuals become unable or unwilling to continue in his or her present position, the Company's business and financial results could be materially adversely affected.

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

         Inability of the Company to Provide Services of a Certified Public Accountant. The Company generally utilizes seasonal employees who are not certified public accountants or tax attorneys to provide tax preparation services. The Company employs fewer than 10 full-time certified public accountants, two of whom do not work as tax preparers. Under state law, the Company is not allowed to provide legal tax advice, and the Company does not employ nor does it retain any tax attorneys on a full-time basis. Because most of the Company's employees who prepare tax returns are not certified public accountants, tax attorneys or otherwise enrolled to practice before the IRS, such employees of the Company are strictly limited as to the roles they may take in assisting a client in an audit with the IRS. These limitations on services that the Company may provide could hinder the Company's ability to market its services.

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

         Restrictions on Possible Future Sales. Various restrictions on the possible future sale of Common Stock may have an adverse affect on the market price of the Common Stock. Approximately 3,500,000 shares of Common Stock outstanding are "restricted securities" under Rule 144 of the Securities Act of 1933, as amended (the "Act"). In general, under Rule 144, a person who has satisfied a one-year holding period may, under certain circumstances, sell, within any three-month period, a number of shares of "restricted securities" that do not exceed the greater of one percent of the then outstanding shares of Common Stock or the average weekly trading volume of such shares during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares of Common Stock by a person who is not an "affiliate" of the Company (as defined in Rule 144) and who has satisfied a one-year holding period, without any volume or other limitation.

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

         On August 21, 1998, Mercedes-Benz Credit Corporation, Allianz Insurance Company, and Allianz Underwriters, Inc. filed a complaint against the Company in New York Supreme Court, Nassau County. The complaint seeks indemnification in the amount of up to approximately $3.5 million from Gilman + Ciocia, Inc. The allegations in the complaint are based upon a $1.7 million payment made by the plaintiffs in a settlement reached on October 3, 1996 with the estate of Thomas Gilman in a wrongful death action, upon an additional approximately $1.8 million payment made to the estate in the settlement for which plaintiffs ultimately may be held liable. (An action is currently pending in New York Supreme Court Nassau County to determine the liability allocation between the settlors with the estate). Gilman + Ciocia, Inc. served its answer on September 18, 1998. Gilman + Ciocia, Inc. asserted numerous defenses, which it believes, are meritorious. However, it is not possible to determine at this time the ultimate success of any asserted allegation or defense.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         The Company held an annual meeting of shareholders on June 22, 1999. At the meeting all of the directors of the Company were reelected to the board of directors of the Company. A proposal to amend the Company's Certificate of Incorporation in order to change the Company's name from "Gilman & Ciocia, Inc." to Gilman + Ciocia, Inc.; increase the number of shares of authorized common stock from 9,000,000 to 20,000,000 shares and to establish a classified board of directors consisting of three classes, was approved by a vote of 3,889,192 for and 883,771 against, with 9,300 abstaining. A proposal to approve the Company's 1999 Common Stock and Incentive and Non-Qualified Stock Option Plan was approved by a vote of 4,176,261 for and 597,552 against, with 8,450 abstaining. A proposal to ratify the reappointment of Arthur Andersen LLP as the Company's auditors was approved by a vote of 6,936,478 for and 45,565 against, with 3,700 abstaining. The voting for the election of directors was as follows:

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
December 31, 1997                    $ 8 3/8                          $ 4 3/8
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

Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the Company's financial statements and related notes thereto set forth in Item 7 of this Annual Report. Except for the historical information contained herein, this and other sections of this Annual Report contain certain forward-looking statements that involve substantial risks and uncertainties. When used in this Annual Report, the words "anticipate," "believe," "estimate," "expect", and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.

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

Plan of Operation

           Tax Preparation and Financial Planning

           The Company opens new tax offices and acquires existing tax preparation businesses. New offices have historically attracted more potential tax preparation clients, which have resulted in increased revenues and have contributed to the Company's growth. In addition, the new tax preparation clients are potential new financial planning clients. The Company plans to continue to expand and open new offices during the next year (although no specific target has been set), recruit successful financial planners and acquire existing securities broker/dealers and tax preparation practices. The Company anticipates funding this growth through the proceeds of future offerings, if any, operating profits and use of its credit facility.

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

           General and administrative expense increased $2,150,154 or 51% in Fiscal 1999 to $6,344,215 as compared to $4,194,061 in Fiscal 1998. The increase in general and administrative expense is primarily attributable to the opening of seven new offices in Fiscal 1999 relating to an increase in office expenses at the new offices. The additional increase in general and administrative expense is attributable to North Ridge and Prime.

         Rent expense increased $442,950 or 22% in Fiscal 1999 to $2,480,067, as compared to $2,037,117 in Fiscal 1998. The increase in rent expense is primarily attributable to the opening of the Company's seven new offices during Fiscal 1999 and the offices opened in Fiscal 1998.

         Depreciation and amortization expense increased $582,997 or 68% in Fiscal 1999 to $1,441,388 as compared to $858,391 in Fiscal 1998. The increase in depreciation and amortization is primarily attributable to additional purchases of computer equipment during Fiscal 1999 and also additional amortization incurred on financial planning and tax practice acquisitions.

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

Liquidity and Capital Resources

         The Company's revenues have been, and are expected to be, highly seasonal. As a result, the Company must generate sufficient cash during the tax season, in addition to its available bank credit facility, to fund its operation in the first half of the following fiscal year. Operations during the non-tax season are primarily focused on financial planning services. Since its inception, the Company has utilized funds from operations, proceeds from its initial public offering and bank borrowings to support operations, finance working capital requirements and complete acquisitions. In addition, the Company received gross proceeds of approximately $3,000,000 million from the exercise of warrants and options during Fiscal 1999.

         The Company's cash flows provided by operating activities were $3,602,400 and $1,759,773 for the Fiscal 1999 and Fiscal 1998, respectively. The increase of $1,842,627 is due primarily to additional depreciation and amortization of $582,997, an increase from an income tax benefit on exercise of stock options of $894,000, an increase in compensation expense recognizable in connection with the reissuance of treasury stock and the issuance of stock options of $123,096 and an increase in net income of $169,798.

         Net cash used in investing activities was $8,406,635 and $1,220,996 for Fiscal 1999 and Fiscal 1998, respectively. The increase of $7,185,639 is primarily due to an increase in acquisitions of $6,566,432, an increase in loans to officers and stockholders of $488,946 and a decrease from sale of investments of $214,652.

         Net cash provided by financing activities was $6,551,758 in fiscal 1999, compared with net cash used in financing activities of $1,753,435 in fiscal 1998. The increase of approximately $8,305,193 is primarily due to an increase in bank borrowings of $5,500,000, an increase in proceeds from sale of common stock and exercise of stock options and warrants of $2,920,120, and a decrease in deferred registration costs of $314,819. These amounts were offset by an increase in payments of bank and other loans of $384,884 and a decrease in proceeds from stock subscriptions of $87,869.

         The Company had two joint credit facilities with State Bank of Long Island and EAB Bank. The first facility was a line of credit for up to $4,500,000. Borrowings under this line were in the form of short-term notes with interest charged monthly at the bank's prime lending rate plus 1 1/2%. At June 30, 1999, the Company had an outstanding principal balance of $2,500,000. The second credit facility was a revolver for up to $3,500,000. Borrowings on this revolver are in the form of short-term notes with interest charged monthly at the bank's prime lending rate plus 1 1/2 %. At June 30, 1999, the Company had an outstanding principal balance of $1,500,000. Subsequent to year-end, the two credit facilities were refinanced with Merrill Lynch. The new facility consists of three separate loans as follows: $10,000,000 comprises a line of credit of $4,000,000 and two revolver loans for a total of $6,000,000. The interest rate on the line of credit is 2.9% plus the 30-day commercial paper rate. The line of credit facility expires on June 30, 2000. The interest rate on the two revolver loans is 3.15% plus the 30-day commercial paper rate. The terms of the two revolving loan facilities are sixty months. Both facilities are secured by a pledge of all of the business assets of the Company and guaranteed by each of the three principal officers of the Company up to $1,250,000.

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

         Summary Compensation Table

                                                                                                             Long Term
                                                                                                         Compensation
                                                               Annual Compensation                          Awards
           Name and                                                         Other Annual          Number of Shares Underlying
      Principal Position         Year         Salary           Bonus*       Compensation                   Options

James Ciocia
Chief Executive Officer,         1997        $151,200         $240,000       $ 9,580(1)                     10,000
President and Director           1998        $190,000                        $12,393(1)
                                 1999        $190,000                        $15,266(1)                     60,000

Thomas Povinelli
Chief Operating Officer,         1997        $ 99,951         $210,000       $78,600(3)                     10,000
Executive Vice President and     1998        $190,000
Director                         1999        $190,000                                                       60,000

Kathryn Travis
Secretary, Vice President        1997        $ 92,149         $  3,000       $ 7,149(1)                     10,000
and Director                     1998        $135,000                        $10,758(1)
                                 1999        $135,000                        $10,758(1)                     30,000
Michael P. Ryan
Director and President
Prime Capital Services, Inc.     1999        $ 60,000                        $ 2,400(1)

                                                                                                             Long Term
                                                                                                           Compensation
                                                               Annual Compensation                            Awards
           Name and                                                            Other Annual        Number of Shares Underlying
      Principal Position           Year       Salary          Bonus*           Compensation                   Options

Stephen B. Sacher                1998        $ 36,667                        $125,717(2)                     220,000
Chief Financial Officer and      1999        $ 80,000                        $120,000(4)                      15,000
Treasurer


------------------------------
*Represents  commission  earned  from  non-affiliated   entities  that  received
referrals from the Company.

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

               Aggregated Option/SAR Exercises in Last Fiscal Year
                      and Fiscal Year-End Option/SAR Values

                                                                    Number of Securities               Value of Unexercised
Name                               Shares                          Underlying Unexercised                  In-the-Money
                                  Acquired                               Options at                          Options
                                    upon          Value             Fiscal Year-End (#)                Fiscal Year-End ($)
                                  Exercise       Realized        Exercisable/Unexercisable         Exercisable/Unexercisable(1)

James Ciocia                       83,105      $ 485,537               10,000/60,000                        $64,375/--
Chief Executive Officer
Thomas Povinelli                   83,105      $ 485,537               10,000/60,000                        $64,375/--
Chief Operating Officer
Kathryn Travis                     62,337      $ 364,196               10,000/30,000                        $64,375/--
Secretary
Stephen B. Sacher                  12,680      $ 106,195               20,000/195,000                    $33,750/$27,500
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

         The Company has granted under the 1993 Plan Incentive Stock Options to purchase 20,000 shares at $7.00, 20,000 shares at $7.50, 20,000 shares at $8.00,
20,000  shares at $8.50,  20,000  shares  at  $9.00,  20,000  shares at 9.50 and
100,000 shares at $20.00 to Stephen Sacher that remain outstanding. In total, the Company has granted options of which 200,000 are still outstanding. Shares and options to purchase 110,998 shares remain to be granted under the 1993 Plan.

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

                                      Amount and Nature of
Name of Beneficial Owner              Beneficial Ownership      Percent of Class
------------------------              --------------------      ----------------

James Ciocia                              1,003,616(1)                 13%
1311 Mamaroneck Avenue
White Plains, NY 10605

Thomas Povinelli                          1,058,616(2)                 14%
1311 Mamaroneck Avenue
White Plains, NY 10605

Kathryn  Travis                             375,481(3)                  5%
1311 Mamaroneck Avenue
White Plains, NY 10605

Seth  Akabas                                  8,966(4)                   *
488 Madison Avenue - 11th Floor
New York, NY 10022

Louis  Karol                                    780                      *
600 Old Country Road
Garden City, NY 11530

Michael P. Ryan                             755,004(5)                 10%
11 Raymond Avenue
Poughkeepsie, NY 12603

Steven  Gilbert                             684,000(6)                  9%
2420 Enterprise Road, Suite 100
Clearwater, FL 33763

Stephen  Sacher                              35,000(7)                   *
1311 Mamaroneck Avenue
White Plains, NY 10605

Arlington Financial Services, Inc.          755,004(8)                 10%
11 Raymond Avenue
Poughkeepsie, NY 12603

All directors and officers
as a group (6 persons)                    3,237,463(1)(2)(3)           43%
                                                (4)(5)(7)(8)



---------------------------
 *       Less than 1%.

(1) Includes 10,000 shares of Common Stock issuable upon the exercise of currently exercisable options at prices of $2.75. Does not include 60,000 shares issuable upon the exercise of options that do not vest until 2001.

(2) Includes 10,000 shares of Common Stock issuable upon the exercise of currently exercisable options at prices of $2.75. Does not include 60,000 shares issuable upon the exercise of options that do not vest until 2001.

(3) Includes 10,000 shares of Common Stock issuable upon the exercise of currently exercisable options at prices of $2.75. Does not include 30,000 shares issuable upon the exercise of options that do not vest until 2001.

(4) Includes 8,081 shares owned by the law firm of Akabas & Cohen of which Mr. Akabas is a partner.

(5) Shares owned by Arlington Financial Securities, Inc. Mr. Ryan owns 50% of the Capital Stock of Arlington Financial Services, Inc.

(6) Includes 169,000 shares owned by the Gilbert Family Limited Partnership of which Steven Gilbert is a 97% beneficiary. In addition, includes 340,000 shares, issuable upon exercise of options at $3.50. Does not include 100,000 shares and 75,000 shares issuable upon exercise of options at $4.75, and $13.75 respectively.

(7) Includes 20,000 shares of Common Stock issuable upon exercise of currently exercisable options at $7.00. Does not include 15,000 shares issuable upon the exercise of options that do not vest until 2001, or 180,000 shares issuable upon exercise of options vesting yearly after 2000.

(8) Includes 604,000 shares held in Arlington Financial Services, Inc. and 151,004 shares held in escrow for Arlington. Mr. Ryan owns 50% of the capital stock of Arlington Financial Services, Inc.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Each of James Ciocia, Thomas Povinelli and Kathryn Travis acted as a Registered Representative for Royal Alliance and as an authorized agent for insurance carriers until July 1, 1999. The amount earned is set forth in the table under "Executive Compensation".

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

         On July 1, 1995, the Company, Ralph Esposito, who was then its Chief Financial Officer, Kathryn Travis, an executive officer of the Company, four individuals who are relatives of the officers and an employee of the Company formed ATM Partners, LP (the "Partnership"). Such individuals and their initial investments are as follows: Madeline Esposito, the wife of the former Chief Financial Officer - $196,000, Anna Saras, the wife of the Chief Operating Officer - $198,000, Thomas Povinelli, Sr., father of the Chief Operating Officer
- $71,000, Tracy Ciocia, wife of the President - $150,000, and Joseph Bonocore, an employee - $10,000. The Company's initial investment was $348,000 and Kathryn Travis' initial investment was $6,000. During Fiscal 1998, the Partnership was dissolved, and the Company wrote-off a $100,000 loan to the Partnership.

         The Company loaned the following individuals the following amounts:
$100,000 in fiscal June 1997 and $240,000 in fiscal June 1998 to James Ciocia, $100,000 in fiscal June 1997 and $240,000 in fiscal June 1998 to Thomas Povinelli, $50,000 in fiscal June 1997 and $72,000 in fiscal June 1998 to Kathryn Travis, and $50,000 in fiscal June 1998 to Steven Gilbert. These loans are due in fully amortizing biweekly installments (including interest at 7% per annum) through maturity on June 30, 2000, with the exception of the $240,000 loans to Messrs. Ciocia and Povinelli and the $72,000 loan to Kathryn Travis, which have a maturity date of August 1, 2001. During Fiscal 1999, additional loans of $100,000 to Thomas Povinelli, $339,877 to James Ciocia and $228,589 to Kathryn Travis were loaned and are payable upon demand. The officers, namely James Ciocia, Thomas Povinelli and Kathryn Travis have pledged certain shares of their stock in the company (with an aggregate market value of approximately $1,440,000) as collateral for these loans.

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

         Seth Akabas, a partner in the law firm of Akabas & Cohen and also a director of the Company. Akabas & Cohen was paid $260,313.00 in fiscal 1999.

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

                  Prime Capital Services, Inc. (PFSI), Prime Financial Services, Inc., a New York Corporation (Oldco), and Asset & Financial Planning, Ltd. (AFPL) Audited Combined Balance Sheets as of April 30, 1998 and March 31, 1999.

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

                  PCSI, Oldco and AFPL Audited Combined Statement of Cash Flows for the fiscal year ended April 30, 1998.

                  PCSI, Oldco and AFPL Audited Combined Statement of Income and Retained Earnings for the eleven months ended March 31, 1999.

                  PCSI, Oldco and AFPL Audited Combined Statement of Cash Flows for the eleven months ended March 31, 1999.

                  PCSI's,   Oldco's  and  AFPL's  Notes  to  Combined  Financial
                  Statements for fiscal year ended April 30, 1998 and eleven months ended March 31, 1999.

                  Gilman + Ciocia, Inc. & Subsidiaries Combined Balance Sheet Pro Forma as of March 31, 1999.

                  Gilman + Ciocia, Inc. & Subsidiaries Combined Statements of Income Pro Forma for the year ended June 30, 1998 and the nine months ended March 31, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GILMAN + CIOCIA, INC.

                       By:       /s/ Thomas Povinelli
                                -----------------------------------------
                                Thomas Povinelli, Chief Operating Officer

         In accordance with the Exchange Act, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                           Title                                               Date
---------                           -----                                               ----

/s/ James Ciocia
---------------------------
James Ciocia                        Chief Executive Officer                             October 20, 1999
                                    and President (principal
                                    executive officer)


/s/ Stephen B. Sacher
---------------------------
Stephen B. Sacher                   Chief Financial Officer,                            October 20, 1999
                                    and Treasurer
                                    (principal financial officer and principal
                                    accounting officer)

/s/ Thomas Povinelli
---------------------------
 Thomas Povinelli                   Director                                            October 20, 1999


/s/ Kathryn Travis
---------------------------
 Kathryn Travis                     Director                                            October 20, 1999


/s/ Michael Ryan
---------------------------
 Michael Ryan                       Director                                            October 20, 1999


/s/ Louis Karol
---------------------------
 Louis Karol                        Director                                            October 20, 1999


/s/ Seth Akabas
---------------------------
 Seth Akabas                        Director                                            October 20, 1999


                                     INDEX

                                                                      Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                               F-2
FINANCIAL STATEMENTS:
Consolidated Balance Sheet                                             F-3
Consolidated Statements of Income                                      F-4
Consolidated Statements of Cash Flows                                  F-5-6
Consolidated Statements of Stockholders' Equity                        F-7
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             F-8-22

To Gilman + Ciocia, Inc.:

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
                                                         ===========    ===========

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
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

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998



                                                       COMMON STOCK            PAID-IN         RETAINED           TREASURY STOCK
                                                  SHARES        AMOUNT         CAPITAL         EARNINGS        SHARES      AMOUNT
                                                ------------------------------------------------------------------------------------
BALANCE AT JULY 1, 1997                         5,578,913    $     55,789    $  6,231,555    $  1,593,369     157,433   $  (638,556)
PAYMENTS RECEIVED ON STOCK
PURCHASE OF TREASURY STOCK                                                                                     60,700      (179,123)
 REISSUANCE OF TREASURY STOCK                                                      28,934                      (6,818)       32,897
ISSUANCE OF COMMON STOCK ON EXERCISE
  OF STOCK OPTIONS                                 28,000             280          53,845
ACCRUED INTEREST INCOME
INCOME TAX BENEFIT ON EXERCISE OF
  STOCK OPTIONS                                                                    63,000
COMPREHENSIVE INCOME:
  UNREALIZED LOSS ON MARKETABLE SECURITIES
NET INCOME                                                                                      2,011,345
                                                                                             ------------
TOTAL COMPREHENSIVE INCOME                                                                      2,011,345
                                                ------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1998                        5,606,913    $     56,069    $  6,377,334    $  3,604,714     211,315   $  (784,782)
                                                ====================================================================================

BALANCE AT JULY 1, 1998                         5,606,913    $     56,069    $  6,377,334    $  3,604,714     211,315   $  (784,782)

PURCHASE OF TREASURY STOCK                                                                                     16,400      (136,116)
 REISSUANCE OF TREASURY STOCK                                                      86,067                     (28,070)      143,859
ISSUANCE OF COMMON STOCK ON EXERCISE
  OF STOCK OPTIONS                                372,227           3,722         361,529
ISSUANCE OF COMMON STOCK UPON
  EXERCISE OF WARRANTS-NET                        700,852           7,009       2,556,986
ISSUANCE OF COMMON STOCK UPON
  PURCHASE ACQUISITIONS                           793,774           7,938       9,413,056
ACCRUED INTEREST INCOME
DEFERRED COMPENSATION                                                             136,867
SHARES TO BE ISSUED UPON
  SETTLEMENT OF LITIGATION                         34,500             345         138,605
INCOME TAX BENEFIT ON EXERCISE OF
  STOCK OPTIONS                                                                   957,000
COMPREHENSIVE INCOME:
  UNREALIZED GAIN ON MARKETABLE SECURITIES
NET INCOME                                                                                      2,181,143
                                                                                             ------------
TOTAL COMPREHENSIVE INCOME                                                                      2,181,143
                                                ------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1999                        7,508,266    $     75,083    $ 20,027,444    $  5,785,858     199,645   $  (777,039)
                                                ====================================================================================
                                                       STOCK         ACCUMULATED
                                                 SUBSCRIPTIONS AND    AND OTHER        TOTAL
                                                  ACCRUED INTEREST  COMPREHENSIVE  STOCKHOLDERS'
                                                    RECEIVABLE          INCOME        EQUITY
                                                -----------------------------------------------
BALANCE AT JULY 1, 1997                            $   (223,168)    $        --    $  7,018,989

PAYMENTS RECEIVED ON STOCK                               87,869                          87,869
PURCHASE OF TREASURY STOCK                                                             (179,123)
 REISSUANCE OF TREASURY STOCK                                                            61,831
ISSUANCE OF COMMON STOCK ON EXERCISE
  OF STOCK OPTIONS                                                                       54,125
ACCRUED INTEREST INCOME                                 (13,546)                        (13,546)
INCOME TAX BENEFIT ON EXERCISE OF
  STOCK OPTIONS                                                                          63,000
COMPREHENSIVE INCOME:
  UNREALIZED LOSS ON MARKETABLE SECURITIES                              (86,903)        (86,903)
NET INCOME                                                                            2,011,346
                                                                   ----------------------------
TOTAL COMPREHENSIVE INCOME                                              (86,903)      1,924,443
                                                -----------------------------------------------

BALANCE AT JUNE 30, 1998                           $   (148,845)   $    (86,903)   $  9,017,587
                                                ===============================================

BALANCE AT JULY 1, 1998                            $   (148,845)   $    (86,903)   $  9,017,587

PURCHASE OF TREASURY STOCK                                                             (136,116)
 REISSUANCE OF TREASURY STOCK                                                           229,926
ISSUANCE OF COMMON STOCK ON EXERCISE
  OF STOCK OPTIONS                                                                      365,251
ISSUANCE OF COMMON STOCK UPON
  EXERCISE OF WARRANTS-NET                                                            2,563,995
ISSUANCE OF COMMON STOCK UPON
  PURCHASE ACQUISITIONS                                                               9,420,994
ACCRUED INTEREST INCOME                                 (10,801)                        (10,801)
DEFERRED COMPENSATION                                                                   136,867
SHARES TO BE ISSUED UPON
  SETTLEMENT OF LITIGATION                                                              138,950
INCOME TAX BENEFIT ON EXERCISE OF
  STOCK OPTIONS                                                                         957,000
COMPREHENSIVE INCOME:
  UNREALIZED GAIN ON MARKETABLE SECURITIES                               95,144          95,144
NET INCOME                                                                            2,181,143
                                                                   ----------------------------
TOTAL COMPREHENSIVE INCOME                                               95,144       2,276,287
                                                -----------------------------------------------

BALANCE AT JUNE 30, 1999                           $   (159,646)   $      8,241    $ 24,959,941
                                                ===============================================

 The accompanying notes are an integral part of these consolidated statements.

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

1.  ORGANIZATION AND
    NATURE OF BUSINESS

Business

Gilman + Ciocia, Inc. and subsidiaries (the "Company" or "G+C"), which is incorporated in Delaware, provides income tax preparation and financial planning services to individuals and businesses as well as direct mail services through its Progressive Mailing Services ("Progressive") division. The Company has nine wholly owned subsidiaries, three of which are inactive. The active subsidiaries are: Prime Capital Services, Inc ("PCS") and North Ridge Securities, Inc. ("North Ridge") which are registered broker-dealers pursuant to the provisions of the Securities Exchange Act of 1934; Prime Financial Services, Inc. ("PFS") and NorthShore Capital Management, Inc. ("North Shore"), which manage PCS and North Ridge, respectively, as well as sell life insurance and fixed annuities; Asset and Financial Planning, Ltd. ("AFP"), an asset management business; and e1040.com, Inc. ("e1040") an internet tax preparation business.

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

3. Business Combinations

In November 1998, the Company acquired all of the outstanding stock of North Ridge and North Shore (collectively "NSR") for $5,250,000. The acquired business is a full-service financial organization, which provides its clients with a wide range of financial investment services. The acquisition has been accounted for under the purchase method of accounting. The results of operations of NSR have been included in the Company's results of operations from November 1998.

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

Unaudited proforma data assuming the business combinations were completed effective the beginning of Fiscal 1999 and Fiscal 1998 is as follows:

Fiscal 1999:                                       G+C          NSR           Prime       Pro Forma
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

Fiscal 1998:                                      G+C           NSR          Prime         Pro Forma
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

4.  RECEIVABLES FROM OFFICERS AND STOCKHOLDERS

     Notes receivable from officers of the Company that are due in                                  $   142,450(a)
     aggregate bi-weekly installments of $2,295 (including interest at 7%
     per annum)  through June 30,2000
     Notes receivable from officers of the Company that are due in aggregate monthly payments of  $9,634 (including interest at 7% per annum) commencing September 1, 1998
     through August 1, 2001.                                                                            590,640(a)

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

6.    INTANGIBLE ASSETS

Intangible assets consit of the following as of June 30, 1999

       Customer Lists                                                                                $4,652,918
       Broker-Dealer Registration                                                                       200,000
       Non-Compete Contracts                                                                            800,000
       House Accounts                                                                                   900,000
       Administrative Infrastructure                                                                    700,000
       Independent Contractor Agreements                                                              5,700,000
       Goodwill                                                                                       6,069,980
                                                                                                    -----------
                                                                                                     19,022,898
       Less: Accumulated Amortization                                                                 1,635,581
                                                                                                    -----------
       Net                                                                                          $17,387,317
                                                                                                    ===========
Amortization  expense is computed on a straight-line  basis over periods of five to twenty years,  and amounted to $814,683 and $354,649 for the years ended June
30, 1999 and 1998, respectively.

7. DEBT

Debt consists of the following:

       Bank line of credit (a)                                                                      $ 1,500,000
       Revolving line of credit (b)                                                                   2,500,000
       Notes payable for client settlements, payable over periods of 3-5
            years at varying interest rates between 9% to 10%                                           304,141
       Capitalized lease obligations                                                                    129,512
                                                                                                    -----------
                                                                                                      4,433,653
       Less:  Current portion                                                                         1,695,529
                                                                                                    -----------
                                                                                                      2,738,124
                                                                                                    ===========


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

Minimum future lease payments under capital leases as of June 30 are as follows:

    2000                                                    $   75,992
    2001                                                        42,881
    2002                                                        10,639
    ----                                                    ----------
                                                               129,512
    Less:  Amount representing interest                         15,744
                                                            ----------
    Present value of net minimum lease payments             $  113,768
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

            2000                                                    $ 2,320,066
            2001                                                      1,959,283
            2002                                                      1,304,059
            2003                                                        894,546
            2004                                                        765,094
            thereafter                                                1,435,417
                                                                    -----------
                                                                    $ 8,678,465
                                                                    ===========

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

Net Capital Requirements

PCS and North Ridge are subject to the SEC's Uniform Net Capital Rule 15c 3-1 [PCS] and 15c 3-3 [North Ridge], which require the maintenance of minimum regulatory net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed the greater of 15 to 1 or $100,000. At June 30, 1999, PCS and North Ridge had net capital of $302,055 and $111,998, which was $91,732 and $86,998 in excess of its required net capital of $210,323 and $25,000, respectively.

Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, PCS and North Ridge execute, as agents, transactions on behalf of customers. If the agency transactions do not settle because of failure to perform by either the customer or the counterparties, PCS and North Ridge may be obligated to discharge the obligation of the nonperforming party and, as a result, may incur a loss if the market value of the security is different from the contract amount of the transactions.

PCS and North Ridge do not anticipate nonperformance by customers or counterparties in the above situation. The Company's policy is to monitor its market exposure and counterparty risk. In addition, PCS and North Ridge have a policy of reviewing, as considered necessary, the credit standing of each counterparty and customer with which it conducts business.

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

10.  STOCKHOLDERS' EQUITY

Warrants

During fiscal 1999, 507,926 and 50,783 warrants were exercised that had been outstanding to the public and the underwriter, respectively, in connection with the Initial Public Offering in 1994. The exercise resulted in net proceeds of $2,563,995.

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

The table below summarizes plan and nonplan stock option activity:

                                                             Weighted
                                                             Average
                                      Number of Shares    Exercise Price
                                      ---------------     --------------

Outstanding, July 1, 1997                 1,366,002             3.59

    Granted                               1,748,000             9.18
    Exercised                               (28,000)            1.93
    Canceled                               (250,000)            5.13
                                          ---------
Outstanding, June 30, 1998                2,836,002             6.92

     Granted                                525,500             8.59
     Exercised                             (560,779)            3.16
     Cancelled                              (75,223)            3.07
                                          ---------
Outstanding,  June 30, 1999               2,725,500             8.12

Exercisable,  June 30, 1998                 845,000             3.54
Exercisable,  June 30, 1999                 522,000             3.82
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

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                            Expected life (years)                 3
                            Interest rate                         7.00%
                            Volatility:

                                 June 30, 1999                   74.5%
                                 June 30, 1998                   73.6%


                            Dividend yield                          0%

The Company adopted the Company's 1999 Common Stock and Incentive and Non-Qualified Stock Option Plan of Gilman + Ciocia, Inc. (the "1999 Plan"),
                                                              ====
pursuant to which the Company may grant options to purchase up to an aggregate of 300,000 shares. Such options may be intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended ("Incentive Options"), or they may be intended not to qualify under such Section ("Non-Qualified Options").

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

During fiscal 1998, the Company acquired 60,700 shares of its common stock for an aggregate cost of $179,123 and reissued 6,818 of these shares to employees. The re-issuance gave rise to the recognition of compensation expense in the amount of $61,831 representing the excess of the fair value of these shares at reissuance over proceeds received.

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


11.  EARNINGS PER SHARE

In accordance with SFAS No. 128, a reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings is as follows:

                                    Year Ended June 30, 1999                     Year Ended June 30, 1998
                                                              Per Share                                     Per Share
                           Net Income       Shares            Amounts     Net Income          Shares         Amounts
                           ----------       ------            -------     ----------          ------         -------
Basic EPS                 $2,181,143         6,264,228        $   0.35     $2,011,345         5,383,093     $   0.37

Dilutive Stock options
& warrants                                     653,208                                          932,252
                                             ---------                                        ---------
Dilutive EPS              $2,181,143         6,917,436        $   0.32     $2,011,345         6,315,345     $   0.32


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


                                                               Tax          Financial
                                                           Preparation      Planning   Direct Mail   Eliminations      Consolidation
Year ended June 30, 1999
                Revenues from unaffiliated customers       $ 12,813,113   $ 36,137,862    $  1,492,431                  $ 50,443,406
                Intersegment revenues                                                        2,629,833     (2,629,833)           --
                                                           ------------   ------------    ------------   ------------   ------------
                                  Total revenues             12,813,113     36,137,862       4,122,264     (2,629,833)    50,443,406
Direct costs                                                  5,951,233     25,550,995       3,608,124     (2,629,833)    32,480,519
Depreciation and amortization                                   262,820      1,148,002          30,566                     1,441,388
General corporate expenses                                    2,229,218     10,237,421         258,009                    12,724,648
                                                           ------------   ------------    ------------   ------------   ------------
                                  Operating income (loss)  $  4,369,842   $   (798,556)   $    225,565   $       --     $  3,796,851
                                                           ------------   ------------    ------------   ------------   ------------
Interest expense                                                 73,050        207,911                                       280,961
Identifiable assets                                          12,914,444     40,653,346         513,629    (21,082,439)    32,998,980
Capital expenditures                                            567,905         29,915         131,592                       729,412

Direct costs consist of the following:
                Direct mail costs                                                              591,653                       591,653
                Advertising                                   1,003,530      2,861,776       2,638,107     (2,629,833)     3,873,580
                Rent                                            596,112      1,827,435          56,519                     2,480,066
                Salaries and commissions                      4,351,591     20,861,784         321,845                    25,535,220
                                                           ------------   ------------    ------------   ------------   ------------
                                  Total direct costs       $  5,951,233   $ 25,550,995    $  3,608,124   $ (2,629,833)  $ 32,480,519
                                                           ------------   ------------    ------------   ------------   ------------



Year ended June 30, 1998:
                Revenues from unaffiliated customers         10,164,550     16,578,032       1,790,501           --       28,533,083
                Intersegment revenues                              --             --         2,369,447     (2,369,447)           --
                                                           ------------   ------------    ------------   ------------    -----------
                                    Total revenues           10,164,550     16,578,032       4,159,948     (2,369,447)    28,533,083
Direct costs                                                  6,608,421      9,868,394       3,553,154     (2,369,447)    17,660,522
Depreciation and amortization                                   311,418        508,102          38,871           --          858,391
General corporate expenses                                    2,427,443      3,960,564         223,493           --        6,611,500
                                                           ------------   ------------    ------------   ------------    -----------
                                    Operating income            817,268      2,240,972         344,430           --        3,402,670
Interest expense                                                 89,207         86,329            --             --          175,536
Identifiable assets                                           6,245,447      6,043,903         593,101     (3,131,264)     9,751,187
Capital expenditures                                            772,930           --            79,867           --          852,797
Direct costs consist of the following:
                Direct mail costs                                  --             --           770,472           --          770,472
                Advertising                                   1,376,457      1,332,030       2,393,827     (2,369,447)     2,732,867
                Rent                                            746,906      1,218,636          71,575           --        2,037,117
                Salaries and commissions                      4,485,058      7,317,728         317,280           --       12,120,066
                                                           ------------   ------------    ------------   ------------    -----------
                                  Total direct costs          6,608,421      9,868,394       3,553,154     (2,369,447)    17,660,522


14. TAXES ON INCOME

Provisions for income taxes in the consolidated financial statements consist of the following:

                                                                         June 30,          June 30,
                                                                        ----------        ----------
                                                                           1999              1998
                                                                        ----------        ----------
               Current:
                  Federal                                            $ 1,292,165         $ 1,247,828
                  State and local                                        269,835             282,982
                                                                     -----------         -----------
                              Total current                           1,562,000           1,530,810
                                                                     -----------         -----------
              Deferred:
                  Federal                                                (34,734)            (90,304)
                  State and local                                         (7,266)            (33,696)
                                                                     -----------         -----------
                              Total deferred tax (benefit)               (42,000)           (124,000)
                                                                     $ 1,520,000         $ 1,406,810
                                                                     -----------         -----------


Deferred tax assets as of June 30, 1999 consist of the following:

        Compensation expense recognized for financial reporting purposes in connection with common
            stock option grants                                                          $   152,000
        Book amortization of intangibles in excess of tax                                    225,000
        Provision for bad debts
                                                                                              36,000
        Provision for deferred rent liability
                                                                                             (15,000)
        Book depreciation in excess of tax                                                  (157,000)
        Investments in marketable securities
                                                                                              10,000
        Investments accounted for under equity method                                        (58,000)
                                                                                         -----------
                                                                                         $   193,000
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