Form 10-Q
period 1999-12-31
GILMAN & CIOCIA INC
filed 2000-02-16
CIK 914142

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

     Quarterly  report under Section 13 or 15 (d) of the Securities
 X   Exchange Act of 1934 For the quarterly period ended 12/31/99
---
     Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No fee required)
---

For the transition period from          to
                               --------    --------

Commission file number 000-22996
                       ---------

                              GILMAN & CIOCIA, INC.
                 (Name of small business issuer in its charter)

      Delaware                                    11-2587324
-------------------------                   -------------------------
(State of jurisdiction                         (I.R.S. Employer
 of incorporation or                           Identification No.)
 organization)


1311 Mamaroneck Ave., Suite 160, White Plains, NY             10605
-------------------------------------------------             -----
(Address of principal executive offices)                    (Zip Code)

                                 (914) 397-4829
                   ------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes    X                No
     -----                   -----

      State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of February 11, 2000, 7,689,033 shares of the issuer's common equity were outstanding.

                                     PART I

ITEM 1.  Consolidated Financial Statements.                           Page
                                                                      ----

Consolidated Balance Sheet as of December 31, 1999
And June 30, 1999                                                     F-1 - F-2

Consolidated Statements of Operations for the three and six-months
Ended December 31, 1999 and 1998                                      F-3

Consolidated Statements of Stockholders' Equity for the six months
Ended December 31, 1999                                               F-4

Consolidated Statements of Cash Flows for the six months ended
December 31, 1997 and 1998                                            F-5 - F-6

Notes to Consolidated Financial Statements                            F-7 - F-8


ITEM 2.  Management's Discussion and Analysis

Plan of Operation

      Gilman & Ciocia, Inc. is the first publicly traded company to combine financial planning and tax preparation services. Gilman & Ciocia now has over 200,000 clients and over 150 offices in 17 states. The Company's E1040.com web site enables clients to complete tax returns on line. During the six months ended December 31, 1999, the Company purchased four new tax practices, one of which is located in Florida, two in Colorado and another in Michigan. The Company also acquired an asset management company which employs financial planners located in New York.

      These acquisitions represent an important step in our growth strategy to establish a nationwide presence as a leading provider of tax preparation, financial planning, estate planning and mortgage lending services.

      The Company plans to continue its tax practice expansion and recruit successful financial planners. In addition, the Company anticipates that it may acquire existing securities broker/dealers, insurance agencies, and mortgage bankers to increase the number of financial planners who provide financial planning services to clients of the company.

      The Company anticipates funding this growth from the proceeds of future equity offerings, if any, operating profits and use of its current debt facility.

      In November, 1998, the Company acquired all of the outstanding stock of North Ridge Securities Corp., ("North Ridge") a securities broker/dealer, and North Shore Capital Management Corp., ("North Shore"), a company that supplies management services to North Ridge for $5,250,000 in cash and short-term notes. The acquired companies are a full-service financial organization, which provides its clients with a wide range of financial investment services. The acquisition has been accounted for by the purchase method. The results of operations of North Shore and North Ridge have been included in the Company's operations from November 1, 1998.

      In April, 1999, the Company acquired all of the outstanding stock of Prime Capital Services, Inc. and Asset and Financial Planning Ltd. as well as certain assets of Prime Financial Services, Inc. in exchange for 751,004 shares of the Company's common stock. The three acquisitions which are collectively referred to as "Prime", have been accounted for using the purchase method of accounting. The results of operations of Prime have been included in the Company's operations from April 1, 1999. Effective June 30, 1999, the Company terminated its relationship with Royal Alliance Associates, Inc., an independent registered broker/dealer, which had previously been referred clients by the Company and which had retained approximately six percent (6%) of the total securities commissions generated by financial planners to whom the Company had referred clients.

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

Results of Operations

Six Months ended December 31, 1999 and 1998 Compared.

      The Company's revenues for the six months ended December 31, 1999 were $27,074,295 as compared to revenues of $11,857,351 for the comparable period of the prior year. This increase was attributable primarily to increased commissions from increased sales of financial planning services and additional financial planners resulting from acquisitions in Fiscal 1999 of Prime which was acquired in April of 1999 and North Ridge which was acquired in November 1998.

      The Company's total revenues for the six months ended December 31, 1999 consist of $583,476 for tax preparation services, $26,006,815 for financial planning services, and $484,004 for direct mail services. The Company's total revenues for the six months ended December 31, 1998 consist of $426,872 for tax preparation services, $10,652,539 for financial planning services and $777,940 for direct mail services.

      The increase in the Company's financial planning revenues for the six months ended December 31, 1999 compared to the prior year's period is approximately 144%. The increase in such financial planning revenues is attributable to the continued growth of the existing offices and the increase of production from new financial planners. The remaining growth in financial planning revenues is a result of increased securities and insurance transactions attributable to existing financial planners and additional revenues generated from the acquisition of Prime and North Ridge.

      The Company's operating expenses for the six months ended December 31, 1999 were $32,586,580 as compared to operating expenses of $12,202,153 for the comparable period of the prior year. The increase in operating expenses was attributable to an increase in salaries and commissions in the amount of $15,086,185, an increase in general and administrative expenses of $2,443,498, an increase in advertising expenses of $695,749, an increase in depreciation and amortization of $684,655, an increase in rent expense of $606,385, and an increase in brokerage fees of $867,955.

      The increase in operating expenses was primarily attributable to the costs associated with an increase of financial planning services (including the number of financial planners and the overall financial planning revenues). This resulted in an increase in salaries and commissions primarily due to an increase in commissions payable to financial planners as a result of the increased sales of financial planning services and the addition of financial planners from the acquisition of North Ridge and Prime.

      The increase in general and administrative expenses is due primarily to the Company's expansion of operations from the opening of seven new offices in Fiscal 1999 and from the acquisitions of Prime and North Ridge. This expansion resulted in an increase in office expenses for the six months ended December 31, 1999.

      Advertising costs increased due to expenses associated with the mailing costs relating to newsletters and financial planning seminars.

      The increase in depreciation and amortization expense is due primarily to the depreciation of new computer equipment and the amortization of additional intangible assets from the acquisitions of Prime and North Ridge.

      The Company's net loss for the six months ended December 31, 1999 was $3,133,728 as compared to $197,923 for the six months ended December 31, 1998. The increase is primarily due to higher operating costs associated with salaries and commissions and general and administrative expenses for E1040.

      The Company's business is highly seasonal, with the majority of its tax revenue earned in the first four months of the calendar year. The Company does not consider inflation to be a risk to the cost of doing business in the current or foreseeable future.

Three Months Ended December 31, 1999 and 1998 Compared

      The Company's revenues for the three months ended December 31, 1999 were $14,337,566 as compared to revenues of $6,092,917 for the comparable period of the prior year. This increase was attributable primarily to increased commissions from increased sales of financial planning services and additional financial planners resulting from acquisitions in Fiscal 1999 of Prime and North Ridge.

      The Company's total revenues for the quarter ended December 31, 1999 consist of $205,606 for tax preparation services, $13,906,675 for financial planning services, and $225,285 for direct mail services. The Company's total revenues for the quarter ended December 31, 1998 consist of $185,681 for tax preparation services, $5,472,573 for financial planning services and $434,663 for direct mail services.

      The increase in the Company's financial planning revenues for the quarter ended December 31, 1999 compared to the prior year's period is approximately 154%. The increase in such financial planning revenues is attributable to the continued growth of the existing offices and the increase of production from new financial planners. The remaining growth in financial planning revenues is a result of increased securities and insurance transactions attributable to existing financial planners and additional revenues generated from the acquisition of North Ridge and Prime.

      The Company's operating expenses for the quarter ended December 31, 1999 were $16,920,922 as compared to operating expenses of $6,197,858 for the comparable period of the prior year. The increase in operating expenses was attributable to an increase in salaries and commissions in the amount of $7,922,525, an increase in general and administrative expenses of $1,256,364, an increase in advertising expenses of $354,161, an increase in rent expense of $289,911, an increase in depreciation and amortization of $394,167, and an increase in brokerage fees of $505,936.

      The increase in operating expenses was primarily attributable to the costs associated with an increase of financial planning services (including the number of financial planners and the overall financial planning revenues).

      The increase in salaries and commissions is primarily due to an increase in commissions payable to financial planners as a result of the increased sales of financial planning services and the addition of financial planners from the acquisition of North Ridge and Prime.

      The increase in general and administrative expenses is due primarily to the Company's expansion of operations from the opening of seven new offices in Fiscal 1999. This expansion resulted in an increase in office expenses for the quarter ended December 31, 1999.

      Advertising costs increased due to expenses associated with the mailing costs relating to newsletters and financial planning seminars.

      The Company's net loss for the three months ended December 31, 1999 was $1,505,776 as compared to $75,456 for the three months ended December 31, 1998. The increase is primarily due to higher operating costs associated with salaries and commissions and general and administrative expenses for E1040.

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

      The Company's cash flows used in operating activities were $2,662,961 and $3,507,359 for the six months ended December 31, 1999 and 1998, respectively. The decrease of cash flows used in operating activities of $844,398 is due primarily to an increase in accounts payable and other current liabilities and offset by an increase in net losses for the period.

      Net cash used in investing activities was $1,285,212 and $5,452,924 for the six months ended December 31, 1999 and 1998, respectively. The decrease of $4,167,712 is primarily due to a decrease in purchases of businesses of $3,957,980 and a decrease in notes receivable from related parties of $130,498.

      Net cash provided by financing activities was $4,408,012 and $8,453,913 for the six months ended December 31, 1999 and 1998, respectively. The decrease in net cash provided by financing activities of $4,045,901 is primarily due to a decrease in the proceeds from sale of stock and exercise of stock options and warrants of $2,452,722 and a decrease in net borrowings from bank loans of $1,613,070.

      During September 1999, the Company refinanced its credit facilities with Merrill Lynch. The new facility provides for borrowings up to $10,000,000 and is apportioned into three separate loans as follows: a line of credit of up to $4,000,000 and two revolver loans aggregating up to $6,000,000. The interest rate on the line of credit is 2.9% plus the 30-day commercial paper rate. The line of credit facility expires on June 30, 2000. The interest rate on the two revolver loans is 3.15% plus the 30-day commercial paper rate. The terms of the two revolving loan facilities are sixty months from the date fully drawn. The loans are collateralized by all of the Company's assets and are guaranteed by each of the three principal officers of the company up to $1,750,000 each. The outstanding balances at December 31, 1999 under the line of credit and the revolving loan facilities were $2,567,651 and $4,573,266, respectively.

Year 2000 Compliance

      The Company completed the installation of the Great Plains accounting system, which is year 2000 compliant. The Company did not experience any unusual year 2000 compatibility matters, and does not anticipate any material additional costs with regard to its year 2000 compliance.

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

      In addition, in July 1999, a lawsuit was initiated against the Company by a consultant demanding the issuance of 150,000 warrants to purchase the Company's common stock at $5.13 per share, alleged to have been issuable under a consulting agreement pursuant to which the consultant was to have provided consulting services to the Company. The Company believes that the consultant defaulted under such agreement and provided no material service to the Company. The Company has answered the complaint and is defending such suit vigorously.

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

     27    Gilman & Ciocia, Inc. - Financial Data Schedule, Dated December 31,
           1999

     (b)   Reports on Form 8-K

           No Reports on Form 8-K have been filed during the quarter ended December 31, 1999.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market Risks and Sensitivity Analysis

      The Company is exposed to various market risks, including changes in interest rates. This analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which are held by the Company at December 31, 1999, and are sensitive to the above market risks. As of December 31, 1999 the financial instruments subject to this risk were the line of credit and two revolving loans outstanding at December 31, 1999 with interest at the 30 day commercial paper rate plus spread. See discussion of refinancing in the notes to the consolidated financial statements.

                                    SIGNATURE

      In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: February 14, 2000

GILMAN & CIOCIA, INC.




By/s/Thomas Povinelli
--------------------
Thomas Povinelli
Chief Operating  Officer



By/s/Stephen B. Sacher
------------------
Stephen B. Sacher
Chief Financial Officer

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                     DECEMBER 31,      JUNE 30,
                                                                        1999             1999
                                                                        ----             ----
                                                                     (UNAUDITED)       (AUDITED)
                                                                     -----------       ---------
CURRENT ASSETS:
     CASH                                                            $ 3,913,193     $ 3,453,354
     MARKETABLE SECURITIES                                               398,973         316,937
     ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS
           OF $87,500                                                  4,153,999       3,585,518
     RECEIVABLE FROM RELATED PARTIES, CURRENT PORTION                  1,166,559         568,233
     PREPAID EXPENSES AND OTHER CURRENT ASSETS                         3,095,905         983,130
     PREPAID INCOME TAXES                                              4,082,436       1,460,259
     DEFERRED TAX ASSETS, CURRENT PORTION                                198,000         183,000
                                                                     -----------     -----------
          TOTAL CURRENT ASSETS                                        17,009,065      10,550,431
                                                                     -----------     -----------

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION                2,817,811       2,372,174
                                                                     -----------     -----------

OTHER ASSETS:
     INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION               20,479,216      17,387,317
     RECEIVABLES  FROM RELATED PARTIES, NET OF CURRENT
          PORTION                                                         73,652       1,570,964
     SECURITY DEPOSITS                                                   596,737         374,348
     DEFERRED TAX ASSETS                                                  25,000          10,000
     OTHER ASSETS                                                        785,521         733,746
                                                                     -----------     -----------
          TOTAL OTHER ASSETS                                          21,960,126      20,076,375
                                                                     -----------     -----------



TOTAL ASSETS                                                         $41,787,002     $32,998,980
                                                                     ===========     ===========





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                      DECEMBER 31,         JUNE 30,
                                                                                         1999               1999
                                                                                         ----               ----
                                                                                      (UNAUDITED)         (AUDITED)
                                                                                      -----------         ---------
CURRENT LIABILITIES:
     CURRENT PORTION OF LONG-TERM DEBT                                               $  2,671,134      $  1,695,529
     DUE TO FORMER OWNERS OF ACQUIRED BUSINESSES                                        2,831,265              --
     ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                              7,527,632         3,605,386
                                                                                     ------------      ------------
          TOTAL CURRENT LIABILITIES                                                    13,030,031         5,300,915
                                                                                     ------------      ------------

     LONG-TERM DEBT - NET OF CURRENT PORTION                                            5,918,060         2,738,124
                                                                                     ------------      ------------

STOCKHOLDERS' EQUITY:
     PREFERRED STOCK-$.001 PAR VALUE - SHARES AUTHORIZED
          100,000: NONE ISSUED AND OUTSTANDING                                                 --                --
     COMMON STOCK - $.01 PAR VALUE - SHARES AUTHORIZED
          20,000,000: ISSUED 7,614,011 SHARES (DECEMBER 31, 1999) AND 7,508,266,
          SHARES (JUNE 30, 1999)                                                           76,140            75,083
     PAID-IN-CAPITAL                                                                   20,976,736        20,027,444
     RETAINED EARNINGS                                                                  2,652,130         5,785,858
                                                                                     ------------      ------------
                                                                                       23,705,006        25,888,385
     LESS-TREASURY STOCK, AT COST: 204,645 SHARES (DECEMBER 31, 1999)
              AND 199,645 SHARES (JUNE 30,1999)                                          (822,543)         (777,039)
                STOCK SUBSCRIPTIONS AND ACCRUED INTEREST RECEIVABLE                      (162,347)         (159,646)
                ACCUMULATED COMPREHENSIVE INCOME:
                    UNREALIZED GAIN ON MARKETABLE SECURITIES, NET OF
                    TAXES                                                                 118,795             8,241
                                                                                     ------------      ------------
          TOTAL STOCKHOLDERS' EQUITY                                                   22,838,911        24,959,941
                                                                                     ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 41,787,002      $ 32,998,980
                                                                                     ============      ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                               For the Three Months Ended        For the Six Months Ended
                                                       December 31                     December 31
                                                 1999            1998             1999             1998
                                                 ----            ----             ----             ----
REVENUES:
     TAX PREPARATION FEES                   $    205,606     $    185,681     $    583,476     $    426,872
     FINANCIAL PLANNING SERVICES              13,906,675        5,472,573       26,006,815       10,652,539
     DIRECT MAIL SERVICES                        225,285          434,663          484,004          777,940
                                            ------------     ------------     ------------     ------------

          TOTAL REVENUES                      14,337,566        6,092,917       27,074,295       11,857,351
                                            ------------     ------------     ------------     ------------

OPERATING EXPENSES:
     SALARIES AND COMMISSIONS                 12,113,858        4,191,333       23,234,669        8,148,484
     GENERAL AND ADMINISTRATIVE EXPENSES       2,191,821          935,457        4,456,992        2,013,494
     ADVERTISING                                 601,707          247,546        1,202,526          506,777
     BROKERAGE FEES                              505,936             --            867,955             --
     RENT                                        865,358          575,447        1,638,884        1,032,499
     DEPRECIATION AND AMORTIZATION               642,242          248,075        1,185,554          500,899
                                            ------------     ------------     ------------     ------------

          TOTAL OPERATING EXPENSES            16,920,922        6,197,858       32,586,580       12,202,153
                                            ------------     ------------     ------------     ------------

          OPERATING (LOSS)                    (2,583,356)        (104,941)      (5,512,285)        (344,802)
                                            ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE):
     INTEREST AND INVESTMENT INCOME              207,209           25,281          238,896           50,324
     INTEREST EXPENSE                           (186,617)         (48,281)        (248,259)         (49,420)
     OTHER INCOME (EXPENSE)                      (67,188)              50           36,892            8,436
                                            ------------     ------------     ------------     ------------

          TOTAL OTHER INCOME (EXPENSE)           (46,596)         (22,950)          27,529            9,340
                                            ------------     ------------     ------------     ------------

LOSS BEFORE INCOME TAX (BENEFIT)              (2,629,952)        (127,891)      (5,484,756)        (335,462)

INCOME TAX BENEFIT                            (1,124,176)         (52,435)      (2,351,028)        (137,539)
                                            ------------     ------------     ------------     ------------

          NET LOSS                          $ (1,505,776)    $    (75,456)    $ (3,133,728)    $   (197,923)
                                            ============     ============     ============     ============

BASIC AND DILUTED NET LOSS PER SHARE        $      (0.20)    $      (0.01)    $      (0.43)    $      (0.03)
                                            ============     ============     ============     ============

WEIGHTED AVERAGE COMMON SHARES:
          BASIC AND DILUTED                    7,371,827        6,052,768        7,349,693        5,724,183
                                            ============     ============     ============     ============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                                                                                                                     STOCK
                                                                                                                 SUBSCRIPTION
                                                                                                                  AND ACCRUED
                                                                   COMMON STOCK   PAID-IN         RETAINED          INTEREST
                                                       SHARES         AMOUNT      CAPITAL         EARNINGS        RECEIVABLE
                                                   ---------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED
     DECEMBER 31, 1999
BALANCE AT JULY 1, 1999                               7,508,266      $ 75,083   $20,027,444     $ 5,785,858      $ (159,646)

ISSUANCE OF COMMON STOCK ON EXERCISE
        OF STOCK OPTIONS                                 45,745           457       296,918

ISSUANCE OF COMMON STOCK UPON
         BUSINESS COMBINATIONS                           60,000           600       539,400

INCOME TAX BENEFIT UPON EXERCISE
         OF STOCK OPTIONS                                                            65,000

PURCHASE OF TREASURY STOCK

ACCRUED INTEREST INCOME                                                                                              (2,701)

DEFERRED COMPENSATION                                                                47,974

COMPREHENSIVE INCOME:
     UNREALIZED GAIN ON MARKETABLE
          SECURITIES

NET LOSS                                                                                         (3,133,728)

                                                                                                -----------
TOTAL COMPREHENSIVE INCOME                                                                       (3,133,728)
                                                   ---------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999                          7,614,011      $ 76,140   $20,976,736     $ 2,652,130      $ (162,347)
                                                   =================================================================================




                                                       ACCUMULATED                          TOTAL STOCK-
                                                          OTHER        TREASURY STOCK         HOLDERS'
                                                      COMPREHENSIVE   SHARES      AMOUNT       EQUITY
                                                         INCOME
                                                      ---------------------------------------------------
FOR THE SIX MONTHS ENDED
     DECEMBER 31, 1999
BALANCE AT JULY 1, 1999                               $   8,241     199,645   $ (777,039)   $24,959,941

ISSUANCE OF COMMON STOCK ON EXERCISE
        OF STOCK OPTIONS                                                                        297,375

ISSUANCE OF COMMON STOCK UPON
         BUSINESS COMBINATIONS                                                                  540,000

INCOME TAX BENEFIT UPON EXERCISE
         OF STOCK OPTIONS                                                                        65,000

PURCHASE OF TREASURY STOCK                                            5,000      (45,504)       (45,504)

ACCRUED INTEREST INCOME                                                                          (2,701)

DEFERRED COMPENSATION                                                                            47,974

COMPREHENSIVE INCOME:
     UNREALIZED GAIN ON MARKETABLE
          SECURITIES                                    110,554                                 110,554

NET LOSS                                                                                     (3,133,728)

                                                      ---------                              ----------
TOTAL COMPREHENSIVE INCOME                              110,554                              (3,023,174)
                                                     --------------------------------------------------

BALANCE AT DECEMBER 31, 1999                          $ 118,795     204,645   $ (822,543)   $22,838,911
                                                     ==================================================



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                       DECEMBER 31,
                                                                               ----------------------------
                                                                                   1999             1998
                                                                                   ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
NET (LOSS)                                                                     $(3,133,728)    $  (197,923)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     (USED IN) OPERATING ACTIVITIES:
COMPENSATION EXPENSE                                                               579,704         141,331
DEPRECIATION AND AMORTIZATION                                                    1,185,554         500,899
GAIN ON SALE OF MKT SEC                                                            (19,702)             --
DEFERRED TAX BENEFIT                                                            (2,587,177)        (83,101)
UNREALIZED LOSS ON MARKETABLE SECURITIES                                                --           2,558
WRITE-OFF NOTES RECEIVABLE                                                         600,976              --
INTEREST ON STOCK SUBSCRIPTIONS                                                     (2,701)             --
PROCEEDS FROM SALE OF MARKETABLE SECURITIES                                         49,380              --
(INCREASE) DECREASE IN:
     ACCOUNTS RECEIVABLE                                                          (743,481)       (659,387)
     ADVANCES TO FINANCIAL PLANNERS                                                (52,695)         13,763
     SECURITY DEPOSITS                                                            (222,389)       (128,860)
     PREPAID EXPENSES AND OTHER CURRENT ASSETS                                  (1,988,348)     (1,484,890)
INCREASE(DECREASE)IN:
     ACCOUNTS PAYABLE,ACCRUED EXPENSES, AND OTHER CURRENT LIABILITIES            3,671,646      (1,611,749)
                                                                               -----------     -----------
NET CASH USED IN OPERATING ACTIVITIES                                           (2,662,961)     (3,507,359)
                                                                               -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

CAPITAL EXPENDITURES                                                              (822,706)       (872,478)
ACQUISITION OF INTANGIBLE ASSETS                                                  (524,724)       (600,042)
ACQUISITION OF NORTH SHORE CAPITAL MANAGEMENT CORP.
     AND NORTH RIDGE SECURITIES CORP.
        - NET OF CASH ACQUIRED                                                                  (3,882,662)
INVESTMENTS                                                                         25,146          (1,200)
REPAYMENTS OF NOTES RECEIVABLE FROM RELATED PARTIES                                 37,072          33,956
NOTES RECEIVABLE FROM RELATED PARTIES                                                   --        (130,498)
                                                                               -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES                                           (1,285,212)     (5,452,924)
                                                                               -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

ACQUISITION OF TREASURY STOCK                                                      (45,504)        (55,395)
PROCEEDS FROM BANK LOANS                                                         8,155,541       5,758,611
PROCEEDS FROM SALE OF COMMON STOCK, EXERCISE OF STOCK OPTIONS AND WARRANTS         297,975       2,750,697
PAYMENTS OF BANK LOANS                                                          (4,000,000)             --

                                                                               -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        4,408,012       8,453,913
                                                                               -----------     -----------

NET INCREASE (DECREASE) IN CASH                                                    459,839        (506,370)

CASH AT BEGINNING OF PERIOD                                                      3,453,354       1,705,831
                                                                               -----------     -----------

CASH AT END OF PERIOD                                                          $ 3,913,193     $ 1,199,461
                                                                               ===========     ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              GILMAN & CIOCIA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998


                                                                     UNAUDITED
                                                                 1999          1998
                                                                 ----          ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

       CASH PAYMENTS FOR THE PERIOD:

       INTEREST                                              $  248,259    $   48,281
                                                             ----------    ----------

       INCOME TAXES                                             225,311       402,200
                                                             ----------    ----------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
       ACTIVITIES:

       DETAILS OF BUSINESS COMBINATIONS:

       FAIR VALUE OF ASSETS ACQUIRED                         $3,895,989    $6,776,899

       LESS:

                   LIABILITIES ASSUMED                               --       460,584

                   ACCRUAL OF INCREMENTAL PURCHASE
                   PRICE-NON CASH

                   ACCRUAL OF STOCK TO BE ISSUED AT
                   FUTURE DATE                                2,606,265            --

                   CASH TO BE PAID AT FUTURE DATE               225,000     1,833,511
                                                              ---------    ----------
                                                              2,831,265     1,833,511

                   ISSUANCE OF STOCK                            540,000            --

       NET CASH PAID FOR ACQUISITIONS                           524,724     4,482,704

       CASH ACQUIRED IN ACQUISITIONS                                 --       108,727
                                                             ----------    ----------

       CASH PAID FOR ACQUISITIONS                            $  524,724    $4,591,431
                                                             ==========    ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      GILMAN & CIOCIA, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999
                                   (Unaudited)

      NOTE 1 - BASIS OF FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of Gilman & Ciocia, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

The consolidated financial statements and the related notes thereto as of December 31, 1999 and for the three months and six months ended December 31, 1999 and 1998 are presented as unaudited, but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely normal recurring accruals. These interim financial statements are not necessarily indicative of the results for any future periods. This Form 10-Q should be read in conjunction with the Company's Form 10-KSB for June 30, 1999.

The Company's business is highly seasonal, with a majority of its tax revenue earned in the first four months of the calendar year. In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

In addition, in July 1999, a lawsuit was initiated against the Company by a consultant demanding the issuance of 150,000 warrants to purchase the Company's common stock at $5.13 per share, alleged to have been issuable under a consulting agreement pursuant to which the consultant was to have provided consulting services to the Company. The Company believes that the consultant defaulted under such agreement and provided no material service to the Company. The Company has answered the complaint and is defending such suit vigorously.

      NOTE 3 - CREDIT AGREEMENTS

During September 1999, the Company refinanced its credit facilities with Merrill Lynch. The new facility provides for borrowings up to $10,000,000 and is apportioned into three separate loans as follows: a line of credit of up to $4,000,000 and two revolver loans aggregating up to $6,000,000. The interest rate on the line of credit is 2.9% plus the 30-day commercial paper rate. The line of credit facility expires on June 30, 2000. The interest rate on the two revolver loans is 3.15% plus the 30-day commercial paper rate. The terms of the two revolving loan facilities are sixty months from the date fully drawn. The loans are collateralized by all of the Company's assets and are guaranteed by each of the three principal officers of the company up to $1,750,000 each. The outstanding balances at December 31, 1999 under the line of credit and the revolving loan facilities were $2,567,651 and $4,573,266, respectively.