Form 10-Q
period 2000-03-30
GILMAN & CIOCIA INC
filed 2000-05-23
CIK 914142

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

X Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended 3/31/00

      Transition report under Section 13 or 15 (d) of the Securities
__    Exchange Act of 1934 (No fee required)

For the transition period from ________ to ________

Commission file number 000-22996
                       ---------

                                G + C, INC. f/k/a
                                -----------------
                             GILMAN + CIOCIA, INC.
                             ---------------------
                 (Name of small business issuer in its charter)

            Delaware                                    11-2587324
 --------------------------------------      -----------------------------------
(State of jurisdiction of incorporation     (I.R.S. Employer Identification No.)
      or organization)

1311 Mamaroneck Ave., Suite 160, White Plains, NY          10605
-------------------------------------------------         --------
     (Address of principal executive offices)            (Zip Code)

                                 (914) 397-4829
                 --- ------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes   X            No  ___

      State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of May 17, 2000, 7,919,802 shares of the issuer's common equity were outstanding.

                                     PART I

ITEM 1. Consolidated Financial Statements.                                 Page

Consolidated Balance Sheet as of March 31, 2000                            9-10
And June 30, 1999

Consolidated Statements of Operations for the three and nine-months
Ended March 31, 2000 and 1999                                              11

Consolidated Statements of Stockholders' Equity for the nine months
Ended March 31, 2000                                                       12

Consolidated Statements of Cash Flows for the nine months ended
March 31, 2000 and 1999                                                    13-14

Notes to Consolidated Financial Statements                                 15-16

ITEM 2. Management's Discussion and Analysis

Plan of Operation

      G+C, Inc. f/k/a/ Gilman + Ciocia, Inc. is the first publicly traded company to combine financial planning and tax preparation services. G + C now has over 350,000 clients and over 150 offices in 19 states. The Company's E1040.com web site enables clients to complete tax returns on line. During the nine months ended March 31, 2000, the Company purchased thirteen new tax practices, five of which are located in Florida, two each in Colorado, New York and Massachusetts, one in Texas and another in Michigan. The Company also acquired two financial planning businesses located in New York and Florida.

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

      The Company anticipates funding this growth from the proceeds of future equity offerings, if any, operating profits and use of its debt facility.

      In November, 1998, the Company acquired all of the outstanding stock of North Ridge Securities Corp., ("North Ridge") a securities broker/dealer, and North Shore Capital Management Corp., ("North Shore"), a company that offers insurance services and supplies management services to North Ridge for $5,250,000 in cash and short-term notes. The acquired companies are a full-service financial organization, which provides its clients with a wide range of financial investment services. The acquisition has been accounted for by the purchase method. The results of operations of North Shore and North Ridge have been included in the Company's operations from November 1, 1998.

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

Results of Operations

Nine Months ended March 31, 2000 and 1999 compared.

      The Company's revenues for the nine months ended March 31, 2000 were $63,627,124 as compared to revenues of $31,994,678 for the comparable period of the prior year. This increase was attributable primarily to increased commissions from increased sales of financial planning services and additional financial planners resulting from the acquisitions of Prime and North Ridge.

      The Company's total revenues for the nine months ended March 31, 2000 consist of $13,532,277 for tax preparation services, $49,103,056 for financial planning services, and $991,791 for direct mail services. The Company's total revenues for the nine months ended March 31, 1999 consist of $10,829,435 for tax preparation services, $20,027,735 for financial planning services and $1,137,508 for direct mail services.

      The increase in the Company's financial planning revenues for the nine months ended March 31, 2000 compared to the prior year's period is approximately 145%. The increase in such financial planning revenues is attributable to the continued growth of the existing offices and the increase of production from new financial planners. The remaining growth in financial planning revenues is a result of increased securities and insurance transactions attributable to existing financial planners and additional revenues generated from the acquisitions of Prime and North Ridge.

      The Company's operating expenses for the nine months ended March 31, 2000 were $69,732,413 as compared to operating expenses of $26,430,080 for the comparable period of the prior year. The increase in operating expenses was attributable to an increase in salaries and commissions in the amount of $28,705,835, an increase in general and administrative expenses of $6,287,336, an increase in advertising expenses of $5,470,143, an increase in depreciation and amortization of $1,065,427, an increase in rent expense of $821,182, and an increase in brokerage fees of $952,410.

      The increase in operating expenses was primarily attributable to the costs associated with an increase of financial planning services (including the number of financial planners and the overall financial planning revenues). This resulted in an increase in salaries and commissions primarily due to an increase in commissions payable to financial planners as a result of the increased sales of financial planning services and the addition of financial planners from the acquisitions of North Ridge and Prime.

      The increase in general and administrative expenses is primarily due to the inclusion of a full reported period of Prime and the further expansion of our e1040.com online tax preparation Company.

      Advertising costs increased due to expenses associated with further establishing our e1040.com online tax preparation Web site and the mailing costs relating to newsletters and financial planning seminars.

      The increase in depreciation and amortization expense is due primarily to the depreciation of new computer equipment and the amortization of additional intangible assets from the acquisitions of Prime and North Ridge.

      The Company's net loss for the nine months ended March 31, 2000 was $3,097,363 as compared to a net profit of $3,244,308 for the nine months ended March 31, 1999. The loss is primarily due to operating costs associated with advertising, salaries and commissions and general and administrative expenses for e1040.com.

      The Company's business is highly seasonal, with the majority of its tax revenue earned in the first four months of the calendar year. The Company does not consider inflation to be a risk to the cost of doing business in the current or foreseeable future.

Three Months Ended March 31, 2000 and 1999 Compared

      The Company's revenues for the three months ended March 31, 2000 were $36,552,830 as compared to revenues of $20,137,326 for the comparable period of the prior year. This increase was attributable primarily to increased commissions from increased sales of financial planning services and additional financial planners resulting from the acquisitions of Prime and North Shore.

      The Company's total revenues for the quarter ended March 31, 2000 consist of $12,948,801 for tax preparation services, $23,096,241 for financial planning services, and $507,788 for direct mail services. The Company's total revenues for the quarter ended March 31, 1999 consist of $10,402,562 for tax preparation services, $9,375,196 for financial planning services and $359,568 for direct mail services.

      The increase in the Company's financial planning revenues for the quarter ended March 31, 2000 compared to the prior year's period is approximately 146%. The increase in such financial planning revenues is attributable to the continued growth of the existing offices and the increase of production from new financial planners. The remaining growth in financial planning revenues is a result of increased securities and insurance transactions attributable to existing financial planners and additional revenues generated from the acquisition of Prime.

      The Company's operating expenses for the quarter ended March 31, 2000 were $37,145,834 as compared to operating expenses of $14,227,927 for the comparable period of the prior year. The increase in operating expenses was attributable to an increase in salaries and commissions in the amount of $13,619,649, an increase in general and administrative expenses of $3,478,935, an increase in advertising expenses of $4,774,395, an increase in rent expense of $214,797, an increase in depreciation and amortization of $380,772, and an increase in brokerage fees of $915,159.

      The increase in operating expenses was primarily attributable to the costs associated with an increase of financial planning services (including the number of financial planners and the overall financial planning revenues).

      The increase in salaries and commissions is primarily due to an increase in commissions payable to financial planners as a result of the increased sales of financial planning services and the addition of financial planners from the acquisition of Prime.

      The increase in general and administrative expenses is primarily due to the inclusion of Prime and the further expansion of our e1040.com online tax preparation Company.

      Advertising costs increased due to expenses associated with further establishing our e1040.com online tax preparation Web site.

      The Company's net profit for the three months ended March 31, 2000 was $43,782 as compared to $3,442,230 for the three months ended March 31, 1999. The decrease is primarily due to higher operating costs associated with advertising, salaries and commissions and general and administrative expenses for E1040.

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

     The Company's cash flows used in (provided by) operating activities were $6,363,791 and ($191,082) for the nine months ended March 31, 2000 and 1999, respectively. The increase of cash flows used in operating activities were $6,554,873. This increase was primarily due to an increase in net losses for the period and offset by increases in accounts payable and other current liabilities for the period.

     Net cash used in investing activities was $621,690 and $8,851,735 for the nine months ended March 31, 2000 and 1999, respectively. The decrease of $8,230,045 is primarily due to a decrease in purchases of businesses of $5,353,546 and a decrease in notes receivable from related parties of $1,601,338 and an increase in proceeds from sale of investments of $1,307,987.

     Net cash provided by financing activities was $7,581,082 and $9,739,863 for the nine months ended March 31, 2000 and 1999, respectively. The decrease in net cash provided by financing activities of $2,158,781 is primarily due to a decrease in the proceeds from sale of stock and exercise of stock options and warrants of $2,302,882.

     During September 1999, the Company refinanced its credit facilities with Merrill Lynch. The new facility provides for borrowings up to $10,000,000 and is apportioned into three separate loans as follows: a line of credit of up to $4,000,000 and two revolver loans aggregating up to $6,000,000. The interest rate on the line of credit is 2.9% plus the 30-day commercial paper rate. The line of credit facility expires on June 30, 2000. The interest rate on the two revolver loans is 3.15% plus the 30-day commercial paper rate. The terms of the two revolving loan facilities are sixty months from the date fully drawn. The loans are collateralized by all of the Company's assets and are guaranteed by each of the three principal officers of the company up to $1,750,000 each. The outstanding balance at March 31, 2000 under the credit facility is $9,135,972. The loan agreements contain certain negative covenants that require the Company to maintain, among other things, specific minimum net tangible worth and maximum debt to tangible net worth at March 31, 2000. As of that date, the Company was not in compliance with these two covenants, and, accordingly, has classified all debt due to Merrill Lynch as a current liability.

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

      27 G + C, Inc. (f/k/a/ Gilman + Ciocia, Inc.) - Financial Data Schedule, Dated March 31, 2000.


(b)  Reports on Form 8-K

      No Reports on Form 8-K have been filed during the quarter ended March 31, 2000.

ITEM 3. Quantitative and Qualitative Disclosures about Risk.

      Market Risks and Sensitivity Analysis
      -------------------------------------

      The Company is exposed to various market risks, including changes in interest rates. This analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which are held by the Company at March 31, 2000 and are sensitive to the above market risks. As of March 31, 2000 the financial instruments subject to this risk were the line of credit and two revolver loans outstanding at March 31, 2000 with interest at the 30 day commercial paper rate plus a spread.

                                    SIGNATURE

      In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 22, 2000

G + C, INC.

By /s/Thomas Povinelli
------------------------
Thomas Povinelli
Chief Operating  Officer

By /s/Stephen B. Sacher
-----------------------
Stephen B. Sacher
Chief Financial Officer

           G + C, INC. (f/k/a GILMAN + CIOCIA, INC.) AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                 MARCH 31,             JUNE 30,
                                                                                   2000                  1999
                                                                                (UNAUDITED)            (AUDITED)
                                                                                -----------            ---------
CURRENT ASSETS:
     CASH                                                                       $ 4,048,955           $ 3,453,354
     MARKETABLE SECURITIES                                                      $     8,142               316,937
     ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS
           OF $87,500                                                           $11,259,122             3,585,518
     RECEIVABLE FROM RELATED PARTIES, CURRENT PORTION                           $   529,793               568,233
     PREPAID EXPENSES AND OTHER CURRENT ASSETS                                  $ 1,011,899               983,130
     PREPAID INCOME TAXES                                                       $ 4,191,061             1,460,259
     DEFERRED TAX ASSETS, CURRENT PORTION                                       $   198,000               183,000
                                                                                -----------           -----------
          TOTAL CURRENT ASSETS                                                  $21,246,972            10,550,431
                                                                                -----------           -----------

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION                         $ 3,368,308             2,372,174
                                                                                -----------           -----------
OTHER ASSETS:
     INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION                         $21,900,911            17,387,317
     RECEIVABLES  FROM RELATED PARTIES, NET OF CURRENT
          PORTION                                                               $   538,880             1,570,964
     SECURITY DEPOSITS                                                          $   622,917               374,348
     DEFERRED TAX ASSETS                                                        $    25,000                10,000
     OTHER ASSETS                                                               $   463,373               733,746
                                                                                -----------           -----------
          TOTAL OTHER ASSETS                                                    $23,551,081            20,076,375
                                                                                -----------           -----------
TOTAL ASSETS                                                                    $48,166,361           $32,998,980
                                                                                ===========           ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           G + C, INC. (f/k/a GILMAN + CIOCIA, INC.) AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                    MARCH 31,             JUNE 30,
                                                                                                      2000                  1999
                                                                                                   ------------        ------------
                                                                                                    (UNAUDITED)           (AUDITED)
CURRENT LIABILITIES:
     CURRENT PORTION OF LONG-TERM DEBT                                                             $ 11,517,863        $  1,695,529
     ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                         $ 12,468,283           3,605,386
                                                                                                   ------------        ------------
          TOTAL CURRENT LIABILITIES                                                                $ 23,986,146           5,300,915
                                                                                                   ------------        ------------

     LONG-TERM DEBT - NET OF CURRENT PORTION                                                       $         --           2,738,124
                                                                                                   ------------        ------------

STOCKHOLDERS' EQUITY:
     PREFERRED STOCK-$.001 PAR VALUE - SHARES AUTHORIZED
          100,000: NONE ISSUED AND OUTSTANDING                                                               --                  --
     COMMON STOCK - $.01 PAR VALUE - SHARES AUTHORIZED
          20,000,000: ISSUED 7,791,061 SHARES (MARCH 31, 2000) AND 7,508,266,
          SHARES (JUNE 30, 1999)                                                                   $     77,911              75,083
     PAID-IN-CAPITAL                                                                               $ 22,376,405          20,027,444
     RETAINED EARNINGS                                                                             $  2,688,495           5,785,858
                                                                                                   ------------        ------------
                                                                                                   $ 25,142,811          25,888,385
     LESS- TREASURY STOCK, AT COST: 200,295 SHARES (MARCH 31, 2000 )
              ANDN199,6454SHARESE(JUNEN30,01999)9)                                                 $   (800,249)           (777,039)
                STOCK SUBSCRIPTIONS AND ACCRUED INTEREST RECEIVABLE                                $   (162,347)           (159,646)
                ACCUMULATED COMPREHENSIVE INCOME:
                    UNREALIZED GAIN ON MARKETABLE SECURITIES, NET OF
                    TAXES                                                                          $         --               8,241
                                                                                                   ------------        ------------
          TOTAL STOCKHOLDERS' EQUITY                                                               $ 24,180,215          24,959,941
                                                                                                   ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                         $ 48,166,361        $ 32,998,980
                                                                                                   ============        ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           G + C, INC. (f/k/a GILMAN + CIOCIA, INC.) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                For the Three Months Ended          For the Nine Months Ended
                                                                       March 31                             March 31
                                                               2000                1999               2000              1999
                                                               ----                ----               ----              ----
REVENUES:
     TAX PREPARATION FEES                                  $ 12,948,801      $ 10,402,562        $ 13,532,277      $ 10,829,435
     FINANCIAL PLANNING SERVICES                             23,096,241         9,375,196          49,103,056        20,027,735
     DIRECT MAIL SERVICES                                       507,788           359,568             991,791         1,137,508
                                                           ------------      ------------        ------------      ------------

          TOTAL REVENUES                                     36,552,830        20,137,326          63,627,124        31,994,678
                                                           ------------      ------------        ------------      ------------
OPERATING EXPENSES:
     SALARIES AND COMMISSIONS                                22,562,186         8,942,537          45,796,856        17,091,021
     GENERAL AND ADMINISTRATIVE EXPENSES                      5,407,195         1,928,260          10,229,090         3,941,754
     ADVERTISING                                              7,087,547         2,313,152           8,290,072         2,819,929
     BROKERAGE FEES                                             449,359              --               952,410              --
     RENT                                                       915,159           700,362           2,554,043         1,732,861
     DEPRECIATION AND AMORTIZATION                              724,388           343,616           1,909,942           844,515
                                                           ------------      ------------        ------------      ------------

          TOTAL OPERATING EXPENSES                           37,145,834        14,227,927          69,732,413        26,430,080
                                                           ------------      ------------        ------------      ------------

           OPERATING INCOME (LOSS)                             (593,004)        5,909,399          (6,105,289)        5,564,598
                                                           ------------      ------------        ------------      ------------
OTHER INCOME (EXPENSE):
     INTEREST AND INVESTMENT INCOME                           1,026,330            11,627           1,265,226            61,952
     INTEREST EXPENSE                                          (372,920)          (96,301)           (621,179)         (145,722)
      OTHER INCOME                                               16,405             5,450              53,296            13,886
                                                           ------------      ------------        ------------      ------------

          TOTAL OTHER INCOME (EXPENSE)                          669,815           (79,224)            697,343           (69,884)
                                                           ------------      ------------        ------------      ------------
INCOME (LOSS) BEFORE INCOME TAX                                  76,811         5,830,175          (5,407,946)        5,494,714

INCOME TAX (BENEFIT)                                             33,029         2,387,945          (2,310,583)        2,250,406
                                                           ------------      ------------        ------------      ------------

          NET INCOME (LOSS )                               $     43,782      $  3,442,230        $ (3,097,363)     $  3,244,308
                                                           ============      ============        ============      ============
NET INCOME (LOSS) PER SHARE :
              BASIC                                        $       0.01      $       0.54        $      (0.42)     $       0.55
              DILUTED                                      $       0.01      $       0.48        $      (0.42)     $       0.49

WEIGHTED AVERAGE COMMON SHARES:
              BASIC                                           7,484,164         6,391,077           7,392,884         5,939,851
              DILUTED                                         7,862,338         7,139,860           7,392,884         6,677,458

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           G + C, INC. (f/k/a GILMAN + CIOCIA, INC.) AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                                                                                                        STOCK
                                                                                                     SUBSCRIPTION      ACCUMULATED
                                                                                                      AND ACCRUED        OTHER
                                                  COMMON STOCK         PAID-IN          RETAINED       INTEREST       COMPREHENSIVE
                                               SHARES      AMOUNT      CAPITAL          EARNINGS      RECEIVABLE         INCOME
                                             -----------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED
     MARCH 31, 2000

BALANCE AT JULY 1, 1999                     7,508,266     $ 75,083     $20,027,444     $ 5,785,858     $ (159,646)      $   8,241

ISSUANCE OF COMMON STOCK ON EXERCISE
        OF STOCK OPTIONS                       97,081          971         541,405

ISSUANCE OF COMMON STOCK UPON
         BUSINESS COMBINATIONS                185,714        1,857       1,637,388

INCOME TAX BENEFIT UPON EXERCISE
         OF STOCK OPTIONS                                                  114,038

RE-ISSUANCE OF TREASURY STOCK                                                8,156

PURCHASE OF TREASURY STOCK

ACCRUED INTEREST INCOME                                                                                    (2,701)

DEFERRED COMPENSATION                                                       47,974

COMPREHENSIVE INCOME:
     UNREALIZED GAIN ON MARKETABLE
          SECURITIES                                                                                                       (8,241)

NET LOSS                                                                                (3,097,363)
                                                                                       -----------                    -----------
TOTAL COMPREHENSIVE INCOME                                                              (3,097,363)                        (8,241)
-                                           ---------------------------------------------------------------------------------------
BALANCE AT March 31, 2000                   7,791,061     $ 77,911     $22,376,405     $ 2,688,495     $ (162,347)    $        --
                                            =======================================================================================

                                                                                    TOTAL STOCK-
                                                            TREASURY STOCK             HOLDERS'
                                                          SHARES       AMOUNT           EQUITY
                                                          --------------------------------------
FOR THE NINE MONTHS ENDED
     MARCH 31, 2000

BALANCE AT JULY 1, 1999                                   199,645   $ (777,039)      $24,959,941

ISSUANCE OF COMMON STOCK ON EXERCISE
        OF STOCK OPTIONS                                                                 542,376

ISSUANCE OF COMMON STOCK UPON
         BUSINESS COMBINATIONS                                                         1,639,245

INCOME TAX BENEFIT UPON EXERCISE
         OF STOCK OPTIONS                                                                114,038

RE-ISSUANCE OF TREASURY STOCK                              (4,350)      22,294            30,450

PURCHASE OF TREASURY STOCK                                  5,000      (45,504)          (45,504)

ACCRUED INTEREST INCOME                                                                   (2,701)

DEFERRED COMPENSATION                                                                     47,974

COMPREHENSIVE INCOME:
     UNREALIZED GAIN ON MARKETABLE
          SECURITIES                                                                      (8,241)

NET LOSS                                                                              (3,097,363)
                                                                                     -----------
TOTAL COMPREHENSIVE INCOME                                                            (3,105,604)
                                                          --------------------------------------
BALANCE AT March 31, 2000                                 200,295   $ (800,249)      $24,180,215
                                                          ======================================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           G + C, INC. (f/k/a GILMAN + CIOCIA, INC.) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                               NINE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                      ----------------------------------
                                                                                          2000                  1999
                                                                                          ----                  ----
CASH FLOW FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                                                                     $ (3,097,363)        $  3,244,308
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES:
COMPENSATION EXPENSE                                                                       188,298              191,875
DEPRECIATION AND AMORTIZATION                                                            1,909,942              844,514
GAIN ON SALE OF MKT SEC                                                                   (999,192)
DEFERRED TAX BENEFIT                                                                                            (93,101)
UNREALIZED LOSS ON MARKETABLE SECURITIES                                                                          2,331
WRITE-OFF NOTES RECEIVABLE                                                                 775,000
INTEREST ON STOCK SUBSCRIPTIONS                                                             (2,701)              (8,100)
(INCREASE) DECREASE IN:
     ACCOUNTS RECEIVABLE                                                                (8,097,858)          (6,014,708)
     ADVANCES TO FINANCIAL PLANNERS                                                        (96,332)               5,764
     SECURITY DEPOSITS                                                                    (248,569)            (147,368)
     PREPAID EXPENSES AND OTHER ASSETS                                                  (2,413,672)            (821,609)
INCREASE IN:
     ACCOUNTS PAYABLE,ACCRUED EXPENSES, AND OTHER CURRENT LIABILITIES                    5,718,656            2,987,176
                                                                                      ============         ============
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                     (6,363,791)             191,082
                                                                                      ============         ============

CASH FLOW FROM INVESTING ACTIVITIES:

CAPITAL EXPENDITURES                                                                    (1,193,745)          (1,174,971)
ACQUISITION OF INTANGIBLE ASSETS                                                        (1,437,834)          (1,122,582)
ACQUISITION OF NORTH SHORE CAPITAL MANAGEMENT CORP
     AND NORTH RIDGE SECURITIES CORP
     -NET OF CASH ACQUIRED                                                                                   (5,353,546)
PROCEEDS FROM SALE OF INVESTMENTS                                                        1,307,987               (1,200)
REPAYMENT OF NOTES RECEIVABLE FROM RELATED PARTIES                                         806,902                1,096
NOTES RECEIVABLE FROM RELATED PARTIES                                                     (105,000)          (1,200,532)
                                                                                      ============         ============
NET (CASH USED) IN INVESTING ACTIVITIES                                                   (621,690)          (8,851,735)
                                                                                      ============         ============

CASH FLOW FROM FINANCING ACTIVITIES

ACQUISITION OF TREASURY STOCK                                                              (45,504)             (55,395)
PROCEEDS FROM BANK LOANS                                                                11,084,210            7,000,000
PROCEEDS FROM SALE OF COMMON STOCK, EXERCISE OF STOCK OPTIONS AND WARRANTS                 542,376            2,845,258
PAYMENTS OF BANK LOANS                                                                  (4,000,000)             (50,000)
                                                                                      ============         ============
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                7,581,082            9,739,863
                                                                                      ============         ============
NET INCREASE IN CASH                                                                       595,601            1,079,210

CASH AT BEGINNING OF PERIOD                                                              3,453,354            1,705,831
                                                                                      ============         ============

CASH AT END OF PERIOD                                                                 $  4,048,955         $  2,785,041
                                                                                      ============         ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           G + C, INC. (f/k/a GILMAN + CIOCIA, INC.) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                            UNAUDITED
                                                                       2000            1999
                                                                   ----------       ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

              CASH PAYMENT FOR THE PERIOD

              INTEREST                                             $  621,179       $  125,881
                                                                   ----------       ----------

              INCOME TAXES                                         $      774       $   41,110
                                                                   ----------       ----------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
              ACTIVITIES

              DETAILS OF BUSINESS COMBINATIONS:

              FAIR VALUE OF ASSETS ACQUIRED                        $5,752,699       $7,845,441

              LESS:

                          LIABILITIES ASSUMED                                          460,584

                          ACCRUAL OF INCREMENTAL PURCHASE
                          PRICE-NON CASH

                          ACCRUAL OF STOCK TO BE ISSUED AT
                               FUTURE DATE                          2,350,620
                          CASH TO BE PAID AT FUTURE DATE              325,000          575,000
                          ISSUANCE OF STOCK                         1,639,245          225,002
                                                                   ----------       ----------

              NET CASH PAID FOR ACQUISITIONS                        1,437,834        6,584,855

              LESS CASH ACQUIRED IN ACQUISITIONS                      108,727
                                                                   ----------       ----------

              CASH PAID FOR ACQUISITIONS                           $1,437,834       $6,476,128
                                                                   ==========       ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            G + C, Inc. (f/k/a GILMAN + CIOCIA, INC.) & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000
                                   (Unaudited)

      NOTE 1 - BASIS OF FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of Gilman + Ciocia, Inc. and its wholly owned subsidiaries. On May 5, 2000 Gilman + Ciocia, Inc. changed its name to G + C, inc. All intercompany balances and transactions have been eliminated.

The consolidated financial statements and the related notes thereto as of March 31, 2000 and for the three months and nine months ended March 31, 2000 and 1999 are presented as unaudited, but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely normal recurring accruals. These interim financial statements are not necessarily indicative of the results for any future periods. This Form 10-Q should be read in conjunction with the Company's Form 10-KSB for June 30, 1999.

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

      NOTE 2-CONTINGENCIES

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

      NOTE 3-CREDIT AGREEMENTS

During September 1999, the Company refinanced its credit facilities with Merrill Lynch. The new facility provides for borrowings up to $10,000,000 and is apportioned into three separate loans as follows: a line of credit of up to $4,000,000 and two revolver loans aggregating up to $6,000,000. The interest rate on the line of credit is 2.9% plus the 30-day commercial paper rate. The line of credit facility expires on June 30, 2000. The interest rate on the two revolver loans is 3.15% plus the 30-day commercial paper rate. The terms of the two revolving loan facilities are sixty months from the date fully drawn. The loans are collateralized by all of the Company's assets and are guaranteed by each of the three principal officers of the company up to $1,750,000 each. The outstanding balance at March 31, 2000 under the credit facility is $9,135,972. The loan agreements contain certain negative covenants that require the Company to maintain, among other things, specific minimum net tangible worth and maximum debt to tangible net worth at March 31, 2000. As of that date, the Company was not in compliance with these two covenants, and, accordingly, has classified all debt due to Merrill Lynch as a current liability.

      NOTE 4-EMPLOYEE STOCK PURCHASE PLAN

On May 5, 2000, the Board of Directors of the Company adopted the Company's 2000 Employee Stock Purchase Plan. Under the plan, the Company will sell shares to participants at a price equal to 85% of the closing price of the Common Stock on
(i) the first business day of the Plan period or (ii) the Exercise Date (the last day of the Plan Period), whichever closing price shall be less. Plan Periods are six-month periods commencing January 1st and July 1st. . Such closing price shall be (a) the closing price of the Common Stock on any national securities exchange on which the Common Stock is listed, (b) the closing price of the Common Stock on the NASDAQ National Markets System or (c) the average of the closing bid and asked prices in the over-the-counter-market, whichever is applicable, as published in The Wall Street Journal. If no sales of Common Stock were made on such day, the price of the Common Stock for purposes of clause (a) and (b) above shall be the reported price for the next preceding day on which sales were made. The Plan is intended to qualify as an "employee stock purchase plan" under section 423 of the Internal Revenue Code of 1986, as amended (the "Code").