Form 10-K
period 2000-06-30
GILMAN & CIOCIA INC
filed 2000-10-13
CIK 914142

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-K

[x]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934.

                    For the Fiscal Year Ended June 30, 2000.

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934.

                        For the transition period from     to

                        Commission File Number 000-22996

                              GILMAN + CIOCIA, INC.
                           (Exact name of registrant
                          as specified in its charter)

              Delaware                                  11-2587324
       (State or jurisdiction of           (I.R.S. Employer Identification No.)
      incorporation or organization)

1311 Mamaroneck Ave. Suite 160, White                     10605
         Plains, NY                                     (Zip Code)
(address of principal executive offices)

                                 (914) 397-4829
                (Issuer's Telephone Number, Including Area Code)

              Securities registered under Section 12(b) of the Act:

           Title of each class         Name of Exchange on which registered
           -------------------         ------------------------------------

              Securities registered under Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of class)

Check whether the issuer: (1) filed reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State issuer's revenues for its most recent fiscal year. [$89,578,494]

The aggregate market value of the voting stock held by non-affiliates as of [September 29, 2000] was $16,940,204 based on a sale price of $4.06.

State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of September 29, 2000, 7,838,227 shares of the issuer's common equity were outstanding.

Transitional Small Business Disclosure Format (check one): Yes[ ] No [X]
================================================================================

                                     PART I

Item 1.           DESCRIPTION OF BUSINESS

General

         Gilman + Ciocia, Inc. is a corporation that was organized in 1981 under the laws of the State of New York (together with its wholly owned subsidiaries, the "Company" or "Gilman + Ciocia(R)" or "GTAX"). The Company was reorganized under the laws of the State of Delaware in 1993. The Company provides federal, state and local tax preparation and financial planning services to individuals predominantly in the middle and upper income brackets. The Company currently has 145 offices operating in 17 states. To complement its tax preparation services, the Company also provides financial planning services to its tax preparation clients and others. These financial planning services include securities brokerage services, insurance and mortgage agency services.

         In Fiscal 2000, the Company had total revenues of $89,578,494, representing an increase of $39,135,088, or 78%, over $50,443,406 in Fiscal 1999. This growth was primarily attributed to the significant growth in commissions from financial planning service provided to its clients, which increased 97% to $71,267,262 in Fiscal 2000 from $36,137,862 in Fiscal 1999. In addition, revenues from tax preparation increased by 22% to $18,311,232 in Fiscal 2000 from $14,305,544 in Fiscal 1999. In Fiscal 2000, 80% of the Company's revenues were attributed to commissions on financial planning services, and 20% were attributed to tax preparation, including $1,156,640 associated with e1040.com, the Company's new on-line tax preparation business unit launched in Fiscal 1999. During Fiscal 2000, the Company prepared 150,000 federal and state tax return.

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

         In February 1999, the Company began preparing individual income taxes online when it formed its subsidiary e1040.com, Inc. and completed the acquisition of all the assets of an existing online tax preparation business. Since its organization, e1040.com has generated 75 million web page hits, representing 1,992,638 visitors to the e1040.com web site, and has prepared 36,131 Federal and State tax returns and 9,193 tax extensions.

         In Fiscal 1999, the Company purchased all of the issued and outstanding capital stock of Prime Capital Services, Inc. ("Prime") and of North Ridge Securities Corp. ("North Ridge"), each a registered securities broker/dealer (the "B/D Subsidiaries"). The Company terminated its relationship with Royal Alliance Associates, Inc. ("Royal Alliance"), an independent registered broker/dealer, to which previously the Company had referred its clients for financial planning services. Royal Alliance had retained approximately six percent (6%) of the total securities commissions generated by its employee financial planners to whom the Company had referred clients. Today, each of the employee financial planners to whom a client might be introduced is a registered representative ("Registered Representative") of one of the B/D Subsidiaries. Each Registered Representative is also either an employee of the Company, with an employment agreement calling for a specified payout on commissions to be made by a B/D Subsidiary, or an independent contractor with a contractual agreement to share commissions with the B/D Subsidiary. The Company and its subsidiaries therefore retain six percent (6%) more of the securities commissions generated through its referrals than it had in previous years, for all employee Registered Representatives associated with one of the B/D Subsidiaries. The percent of commission earned by the Company depends on the financial planning services that are sold. Almost all of the financial planners are also authorized agents of insurance underwriters, and the Company earns revenues from these insurance services as well. Each of the B/D Subsidiaries has its own clients independent of referrals from Gilman + Ciocia.

         In July 1999, the Company formed a joint venture corporation, GTAX/Career Brokerage, Inc. ("GTAX/CB"), with Fiengold & Scott, Inc., a company engaged in the wholesaling of insurance and annuity products. The Company is the owner of 50% of the stock of GTAX/CB; Fiengold & Scott, Inc. is the owner of the remaining 50%. GTAX/CB was formed to become a licensed insurance agent in all states in which the Company markets insurance and annuity products and to act as a licensed entity for the sale, by the Company, of life insurance, long-term health care insurance, and fixed-annuity products.

Industry Overview

         The United States Internal Revenue Service (the "IRS") reported that approximately 120 million individual 1999 federal income tax returns were filed in the United States through June 30, 2000. According to the IRS, approximately one-half of the tax returns filed in the United States each year are completed by a paid preparer. Among paid preparers, H&R Block, Inc. ("H&R Block") dominates the low-cost tax preparation business with approximately 9,000 offices located throughout the United States. According to information released by H&R Block, H&R Block prepared an aggregate of approximately 16 million United States tax returns during the 2000 tax season, which represented approximately 14% of all tax returns filed in the United States. Other than H&R Block, the tax preparation industry is highly fragmented and includes regional tax preparation services, accountants, attorneys, small independently owned companies, and financial service institutions that prepare tax returns as ancillary parts of their businesses. The ability to compete in this market depends in large part on the geographical area, specific location of the tax preparation office, local economic conditions, quality of on-site office management and the ability to file tax returns electronically with the IRS.

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

Tax Return Preparation

         Clients. The Company prepares federal, state and local income tax returns for individuals, predominantly in the middle and upper income brackets. The Company believes that clients are attracted to the Company's tax preparation services because they prefer not to file their own tax returns and are unwilling to pay the fees charged by most accountants and tax attorneys.

         Tax Preparation Services. The preparation of a tax return by the Company generally begins with a personal meeting at a Company office between a client and an employee of the Company. At the meeting, the Company's employee solicits from the client the information concerning income, deductions, family status and personal financial information necessary to prepare the client's tax return. After the meeting, the employee prepares drafts of the client's tax returns. After review and final correction by the tax preparer, the returns are delivered to the client for filing.

         The Company believes that it offers clients a cost effective tax preparation service compared to services provided by accountants, attorneys and independent tax preparers. The Company's volume allows it to provide uniform service at competitive prices. In addition, as compared to certain of its competitors that are open only during tax season, all of the Company's offices are open year round due to the demand for financial planning services. As a result, the Company has avoided opening offices specifically for tax season and closing them after the peak period.

         e1040.com is an online tax preparation service whereby clients submit information concerning their income, deductions, family status and financial information over the Internet to e1040.com's website. The client can elect one of two preparation options. The first option is completely automated without any human intervention by a tax professional. In other words, the return is electronically filed with the IRS. The second option allows clients to submit their electronic return to the Gilman + Ciocia e1040.com tax preparation center for review by a tax professional, before it is filed on-line. The Company believes that it is the only on-line tax preparation software to provide this level of service.

         Since 1990, the IRS has made electronic filing available throughout the United States. The IRS has announced its intention to increase the number of tax returns filed electronically and is currently reviewing various proposals to encourage the growth of its electronic filing program. The Company has qualified to participate in the electronic filing program with the IRS and offers clients the option of filing their federal income tax returns electronically. Under this system, the final federal income tax return is transmitted to the IRS through a publicly available software package. As part of its electronic filing program, Refund Anticipation Loans ("RALs") are also available to the clients of the Company through arrangements with approved banking institutions. Using this service, a client is able to receive a check in the amount of his federal refund (less fees charged by the Company and banking institutions) drawn on an approved bank, at the office where he or she had his or her return prepared. RALs are recourse loans secured by the taxpayer's refund. The Company acts only as a facilitator between the client and the bank in preparing and submitting the loan documentation and receives a fee for these services payable upon consummation of the loan. None of the Company's funds are used to finance these loans, and the Company has no liability for repayment of these loans.

         Tax Preparers. The Company's tax preparation business is conducted predominantly in the months of February, March and April when most individuals prepare their federal, state and local income tax returns. During the tax season, the number of Company employees increases by approximately 300. Almost all of the Company's professional tax preparers have a college degree or its equivalent and two years of tax preparation experience, and each one is specifically tested and trained by the Company to meet the required level of expertise to properly prepare tax returns. A majority of the Company's seasonal employees return in the next year. The Company generally utilizes advertisements in local newspapers to recruit the remainder of its seasonal work force.

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

Financial Planning

         Financial Planning Services. While preparing tax returns, clients often consider other aspects of their financial needs, such as insurance, investments, retirement and estate planning. To capitalize on this situation, the Company offers every client the opportunity to complete a questionnaire that discloses information on his financial situation. These questionnaires are subsequently reviewed by financial planners to evaluate whether the client may benefit from financial planning services. Upon request, the client is then introduced to the financial planner.

         Most middle and upper income individuals require a variety of financial planning services. If the client seeks insurance products in connection with the creation of a financial plan, he is referred to a financial planner (who may also be a tax preparer) who is an authorized agent of an insurance underwriter. If the client seeks mutual fund products or other securities for investment, he is referred to a financial planner of the Company (who may also be a tax preparer) who is a Registered Representative of one of the B/D Subsidiaries of the Company. See "--Relationship with Registered Representatives of Securities Broker/Dealer" and "--Relationship with Authorized Agents of Insurance Underwriters."

         The Company does not have financial planners at all of its offices. Approximately 90% of the Company's offices provide both tax preparation and regular financial planning services. The remaining Company offices provide predominantly tax preparation services and have no regular financial planner associated with them, although financial planners from other offices work with clients from all of these offices.

         Relationship   with  Registered   Representatives   of  Securities
Broker/Dealer. The Gilman + Ciocia financial planners that provide financial planning services to the Company's clients are Registered Representatives of the B/D Subsidiaries, which are registered securities broker/dealers and members of the NASD. To become a Registered Representative, a person must pass one or more of a series of qualifying exams administered by the NASD that test the person's knowledge of securities and related regulations.

         The B/D Subsidiaries supervise the Registered Representatives with regard to all regulatory matters. In addition to certain mandatory background checks required by the NASD, the Company also requires that each Registered Representative respond in writing to a background questionnaire.

         If clients of the Company inquire about the acquisition or sale of investment securities, they are directed to a Registered Representative. The Registered Representatives are able to effect transactions in such securities at the request of clients and retain a certain percentage of the commissions earned on such transactions. All security transactions are introduced and cleared on a fully disclosed basis through a correspondent broker that is a member of the New York Stock Exchange.

         About 90% of the securities transactions effected by Registered Representatives of the B/D Subsidiaries involve mutual funds, variable annuities, managed money products and variable life insurance. The balance of the firms' business includes stocks, bonds, and other securities. Typically, these transactions are unsolicited and executed at discounted commission rates.

         Each of the Gilman + Ciocia Registered Representatives licensed with the B/D Subsidiaries, except the officers of the Company, has entered into a commission sharing agreement with the Company. The agreement generally provides that a specified percentage of the commissions earned by the Company (generally 43% to 47% of the total commission) is paid to the Registered Representative. The Company maintains agreements with its registered representatives that contain covenants requiring them to maintain strict confidentiality and to refrain from certain competition with the Company.

         A majority of the Company's full-year tax-preparers are also Registered Representatives, which enables them to prepare tax returns and provide financial planning services to their clients. They are compensated by the Company on a commission basis, based on the number of returns prepared, but not to fall below minimum wage. In addition, they are compensated based on the overall commissions paid to the Company on financial products they sell to their clients.

         Relationship with Authorized Agents of Insurance Underwriters. Certain of the Company's full-time employees and financial planners are authorized agents of insurance underwriters. If clients of the Company inquire about insurance products, they are directed to one of these authorized agents. These agents are able, through several insurance underwriters, to sell insurance products to clients and are paid a certain percentage of the commissions earned on such sales. The Company is an authorized insurance agent under both New York and Florida law. The Company's 50% owned equity company, GTAX/CB Brokerage is an authorized agent under New York State law.

         Each of the insurance agents (except the Company's officers) has entered into a commission sharing agreement with the Company. Each such agreement generally provides that a specified percentage of the commissions earned by the Company are paid to the Agent. In the commission sharing agreements, the agents also agree to maintain certain Company information as confidential and not to compete with the Company.

Broker/Dealer Subsidiaries

         Prime and North Ridge are each a wholly owned subsidiary of the Company. Each conducts a securities brokerage business providing regulatory oversight and products/sales support to its brokers, who provide investment products and services to their clients.

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

         In the United States, the SEC is the federal agency primarily responsible for the regulation of broker-dealers and investment advisers doing business in the United States, and the Board of Governors of the Federal Reserve System promulgates regulations applicable to securities credit transactions involving broker-dealers and certain other United States institutions. Each of the B/D Subsidiaries is registered as a broker-dealer with the SEC. Certain aspects of broker-dealer regulation have been delegated to securities-industry SROs, principally the NASD and also the New York Stock Exchange ("NYSE"). These SROs adopt rules (subject to SEC approval) that govern the industry, and, along with the SEC, conduct periodic examinations of the B/D Subsidiaries' operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business.

         Broker-dealers are subject to regulations covering all aspects of the securities industry, including sales practices, trade practices among broker-dealers, capital requirements, the use and safekeeping of clients funds and securities, record-keeping and reporting requirements, supervisory and organizational procedures intended to ensure compliance with securities laws and to prevent unlawful trading on material nonpublic information, employee-related matters, including qualification and licensing of supervisory and sales personnel, limitations on extensions of credit in securities transactions, clearance and settlement procedures, requirements for the registration, underwriting, sale and distribution of securities and rules of the SROs designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their clients. As a result, many aspects of the relationship between broker-dealers and clients are subject to regulation, including, in some instances, requirements that brokers make "suitability" determinations as to certain customer transactions, limitations on the amounts that may be charged to clients, timing of proprietary trading in relation to client's trades, and disclosures to clients.

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

         Prime. Approximately 90% of the securities transactions effected by Prime's Registered Representatives involve mutual funds, variable annuities, managed money products and variable life insurance. The balance of the firms business includes stocks, bonds, and other securities. Typically, these transactions are unsolicited and executed at discounted commission rates. Individual stock and bond transactions are processed through National Financial Services, Corp., a wholly owned subsidiary of Fidelity Investments, where all accounts are insured for up to $100 million.

         Prime receives commissions generated by financial planners who are Registered Representatives of Prime. As of June 30, 2000, Prime had approximately 569 Registered Representatives, 259 of which are G+C employees, and the remaining 310 are independent (for an explanation of the role of licensed Representatives, see "-Relationship with Registered Representatives of Broker/Dealer " above).

         Prime is registered as a securities broker/dealer under the Securities Exchange Act of 1934, as amended, and has been a member of the National Association of Securities Dealers, Inc. ("NASD") since 1986. In addition, Prime has effected all filings under state law to register as a broker/dealer in every state.

         North Ridge. Approximately 90% of the securities transactions effected by North Ridge's Registered Representatives involve mutual funds, variable annuities, managed money products and variable life insurance. The balance of the firms business includes stocks, bonds, and other securities. Typically, these transactions are unsolicited and executed at discounted commission rates. Individual stock and bond transactions are processed through Pershing & Co., the clearing division of Donaldson, Lufkin & Jenrette, where all accounts are insured for up to $10 million.

         North Ridge receives commissions generated by financial planners. As of June 30, 2000 North Ridge had approximately 82 Registered Representatives, 12 of which are G+C employees and the remaining 70 are independent (for an explanation of the role of licensed Representatives, see "-Relationship with Registered Representatives of Broker/Dealer" above).

         North Ridge is registered as a securities broker/dealer under the Securities Exchange Act of 1934, as amended, and has been a member of the National Association of Securities Dealers, Inc. ("NASD") since July 1990. In addition, North Ridge has effected all of the required filings under state law to register as a broker/dealer in the states in which it is required to register.

Insurance Brokerage Joint Venture

         GTAX/CB is a joint venture of the Company and Fiengold & Scott, Inc., a company engaged in the wholesaling of insurance and annuity products in every state. The Company is the owner of 50% of the stock of GTAX/CB; Fiengold & Scott, Inc. owns the remaining 50%. GTAX/CB was formed to become a licensed insurance agent in all states in which the Company markets insurance and annuity products.

         GTAX/CB acts as the Company's licensed entity for the sale of life insurance and long-term health care insurance in all the states in which GTAX/CB is licensed and for the sale of fixed annuity products in the state of New York. The Company and Feingold & Scott, Inc jointly manage GTAX/CB. The Company and its licensed insurance agents receive commissions on the sale of such insurance products comparable to commission that the Company would receive on sales that the Company could place through third-party insurance brokers. In addition, the Company as 50% owner of GTAX/CB will receive 50% of the dividends paid by GTAX/CB from its net revenues. Such dividends represent additional income to the Company that it would not receive if it utilized third-party insurance brokers.

         GTAX/CB's business and the insurance industry in general are subject to extensive regulation at the state level in the United States. Insurance agents are subject to regulations covering all aspects of the insurance industry, including sales practices, record-keeping requirements, qualification and licensing.

Marketing

         The Company markets its services principally through direct mail, promotions, and seminars. The majority of clients in each office return to the Company for tax preparation services during the following year.

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

         Promotions. The Company offers a $50 U.S. Savings Bond to any client that refers another two clients to the Company. In Fiscal 1999 and Fiscal 2000, the program resulted in approximately 500 new clients per year.

        Seminars.  The Company  supports its Registered  Representatives  by
advertising  their  local  financial   planning  seminar.   At  these  seminars,
prospective new clients can learn about a wide variety of investment products and tax planning opportunities.

         Online. The Company currently has a web site on the Internet at http://www.e1040.com for income tax and financial planning advice and Company information, including financial information and the latest news releases. For the 2000 tax season, the Company advertised e1040.com with various media outlets, direct mail campaigns, and with paid links, banner advertisements and small buttons in the following web sites: www.irs.com; www.sidewalk.com; www.lycos.com; www.yahoo.com; www.snap.com; www.infoseek.com; www.excite.com; www.goto.com; www.irs.gov; www.about.com; www.altavista.com; www.usatoday.com; www.cbsmarketwatch.com; www.planetdirect.com; and www.freeinternet.com.

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

Acquisitions

         The Company has developed a dedicated acquisition function, which targets tax, financial planning and/or broker/dealer businesses that strategically expand the Company's distribution capacity to sell financial products. The Company generally acquires small practices, which have client lists of 500 to 1,500 per practice. The Company only targets practices where the principal(s) have a long-standing client base and where these principal(s) plan to become active employees of the Company, and Registered Representatives to sell financial products. In addition, the principal(s) of these practices must be willing to sign a multiple year employment contract. The Company structures the terms of the acquisition to minimize the up-front purchase price, by establishing post-closing performance targets that must be met before additional purchase price consideration is paid. In Fiscal 2000, the Company acquired 17 tax practices and 6 financial planning practices with total annual revenues on the date of acquisition in excess of $6,000,000.

Recruiting

         In Fiscal 2000, the Company established a centralized recruiting function dedicated to hiring Registered Representatives to place in existing and acquired offices. In Fiscal year 2000, the Company hired 55 employee Registered Representatives, of which two-thirds were hired in the last few months of the year. These registered representatives had collectively annual gross commission production of approximately $7 million, prior to acquisition.

Competition

         The income tax preparation and financial planning services industry is highly competitive. The Company's competitors include companies specializing in income tax preparation as well as companies that provide general financial services. Many of these competitors, including H&R Block in the tax preparation field and many well-known brokerage firms in the financial services field have significantly greater financial and other resources than the Company. The Company's online tax preparation competitors during the 2000-tax season were primarily Intuit and HR Block.com. The Company believes that the primary elements of competition are convenience, location, local economic conditions, quality of on-site management, quality of service, price, and with respect to online operations, effective advertising campaigns and ease of service. There is no assurance that the Company will be able to compete successfully with larger and more established companies.

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

Trademarks

         The Company has registered its "Gilman + Ciocia" trademark and has applied for registration of its "e1040.com" and "G+C TaxPlan" trademarks, with the U.S. Patent and Trademark Office. There is no assurance that the Company would be able successfully to defend its trademarks if forced to litigate their enforceability. The Company believes that its trademarks "Gilman + Ciocia" and "e1040.com" constitute valuable marketing factors. If the Company were to lose the use of such trademarks, its sales could be adversely affected.

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

         To represent a taxpayer before the IRS after the initial audit, an individual must meet certain requirements. Only an attorney, a certified public accountant or a person specifically enrolled to practice before the IRS can represent a taxpayer in such circumstances. Sixty-five of the full-year employees and many of the seasonal employees of the Company meet such requirements. Most of the Company employees are limited to representing a taxpayer only through the stage of an audit examination at the office of a District Director, and then only upon complying with applicable regulations.

         The IRS prohibits tax preparers from using information on a taxpayer's tax return for certain purposes involved in the solicitation of other business from such taxpayer without the consent of such taxpayer. The Company believes that it complies with all applicable IRS regulations.

         The Registered Representatives themselves are strictly regulated in their activities as Registered Representatives of a broker/dealer under the Federal Securities Exchange Act of 1934, state regulation, the rules of the NASD and by the rules and regulations of the broker/dealer.

         Prime and  North  Ridge  are  registered  broker/dealers:   Prime  is
registered in every state and North Ridge is registered in every state it does business. Gilman + Ciocia has not registered as a broker/dealer in any state and does not believe that it is currently required to so register.

         Gilman + Ciocia registered with the Securities and Exchange Commission as an investment advisor in October 1999.

Employees

         As of June 30, 2000, the Company employed 628 persons on a full-time full-year basis, including the Company's four officers. The Company's full-time employees include 75 professional tax preparers, 271 employee Registered Representatives, 137 clerical and support staff persons (which include persons performing clerical work while in training for other positions), 40 administrative personnel (who include the Company's executive officers), 5 employees who are part of e1040.com and 100 individuals who are employed by the Company's Broker/Dealer subsidiaries. During peak season the Company employs approximately 900 full-time employees, of which approximately 300 of these employees are seasonal and do only tax preparation. Approximately 75% of the Company's seasonal employees return the following year, and the Company uses advertisements in the local newspapers to meet the balance of its recruiting needs. The minimum requirements for a tax preparer at the Company are generally a college degree or its equivalent, two years of tax preparation experience and a passing grade on an examination given by the Company.

         The Company also is affiliated with approximately 380 independent Registered Representatives, in addition to the G + C employee Registered Representatives, who have entered into commission sharing agreements with one of the Company's B/D subsidiaries.

Risk Factors

         This Form 10-K contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Form 10-K, the words "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below.

         If the Broker/Dealers and Financial Planners that the Company acquires or recruits do not perform successfully the Company's growth rate and earnings may decrease. The Company plans to continue to expand into the area of financial planning, both through the acquisition of independent securities broker/dealers and by recruiting financial planners. The Company's continued revenue growth will in large part depend upon successful integration and continued profitability of the broker/dealers acquired. The Company's growth will also depend on the successful operation of independent financial planners who are recruited to join the Company. The financial planning segment of the Company's business has generated an increasing portion of the Company's revenues during the past few years, and if such segment does not continue to be successful, the Company's rate of growth may decrease.

         If the Tax Preparation Practices that the Company acquires do not perform successfully the Company's growth and earnings may decrease. As part of its strategy, the Company intends to pursue the acquisition of tax preparation practices. The success of the Company will in part depend upon the successful operation of the practices acquired and the integration of the acquired businesses into the Company. A rapid acquisition of offices that do not remain profitable would reduce the Company's net income and could depress future operating results. If the acquired companies do not perform as expected or the Company can not effectively integrate the operations of the acquired companies, the Company's operating results could be materially, adversely affected.

         If the Company opens a number of new offices that do not perform successfully the Company's growth and earnings may decrease. In order to open new offices, the Company incurs significant expenses to purchase furniture, equipment and supplies. The Company has found that a new office usually suffers a loss in its first year of operation, shows no material profit or loss in its second year of operation and does not attain profitability, if ever, until its third year of operation. Therefore, the Company's operating results could be materially adversely affected in any year that the Company opens a significant number of new offices. However, the Company's current strategy does not contemplate opening many new offices. Instead the Company expects to grow its network of offices through acquiring tax preparation and financial planning practices which are accretive to earnings in the first year after the acquisition.

         If the growth in the financial markets slows or reverses the Company's financial planning segment will suffer decreased revenues. The Company's revenue and profitability may be adversely affected by declines in the volume of securities transactions and in market liquidity, which generally result in lower revenues from trading activities and commissions. Lower securities price levels may also result in a reduced volume of transactions, as well as losses from declines in the market value of securities held in trading, investment and underwriting positions. In periods of low volume, the fixed nature of certain expenses, including salaries and benefits, computer hardware and software costs, communications expenses and office leases, will adversely affect profitability. Sudden sharp declines in market values of securities and the failure of issuers and counterparties to perform their obligations can result in illiquid markets in which the Company may incur losses in its principal trading and market-making activities.

         If the Company is unable to secure adequate working capital financing during the "off-season" the Company's operating results may be materially affected. The tax season occurs predominantly during the third Fiscal quarter, and, therefore, that quarter is generally the Company's most profitable. The Company has historically experienced significantly reduced earnings during the remainder of the year. From July 1st to December 31st each year, the Company generally requires significant working capital financing to fund operations until cash flows from the upcoming tax season materialize. If the Company was not able to secure such financing or if such financing was not available on terms favorable to the Company, the Company's operating results could be materially adversely affected, and the Company would have to curtail its operations.

         If competitors in the industry began to encroach upon the Company's market share the Company's revenues may decrease. The income tax preparation and financial planning services industries are highly competitive. The Company's competitors include companies specializing in income tax preparation as well as companies that provide general financial services. The Company's principal competitor is H+R Block, Inc. in the tax preparation field and many well-known national brokerage and insurance firms in the financial services field. Many of these competitors have larger market shares and significantly greater financial and other resources than the Company. The Company may not be able to compete successfully with such competitors. Competition could cause the Company to lose existing clients, slow the growth rate of new clients and increase advertising expenditures, all of which could have a material adverse effect on the Company's business or operating results.

         If a large number of the Company's departing employees and financial planners were to enter into competition with the Company, the Company may suffer a decline in revenues. Departing employees and financial planners may compete with the Company. Although the Company attempts to restrict such competition contractually, as a practical matter, enforcement of contractual provisions prohibiting small-scale competition by individuals is difficult. In the past, departing employees and financial planners have competed with the Company. They have the advantage of knowing the Company's methods and, in some cases, having access to the Company's clients. No assurance can be given that the Company will be able to retain its most important employees and financial planners or that the Company will be able to prevent competition from them or successfully compete against them. If a substantial amount of such competition occurs, the corresponding reduction of revenue may materially adversely affect the Company's operating results.

         If any of the Company's key personnel were to leave its employ, the Company may suffer a decline in revenues and profitability. The Company believes that its ability to successfully implement its business strategy and operate profitably depends on the continued employment of James Ciocia, its President and Chief Executive Officer, Thomas Povinelli, its Chief Operating Officer, David D. Puyear, its Chief Financial Officer, Kathryn Travis, its Secretary, Michael Ryan, the President of its Prime subsidiary, and Daniel Levy, the President of its North Ridge subsidiary. If any of these individuals become unable or unwilling to continue in his or her present position, the Company's business and financial results could be materially adversely affected.

         If the IRS were to impose a material fine under the Internal Revenue Code the Company may suffer a decline in operating results. The Company's business of preparing tax returns subjects it to potential civil liabilities for violations of the Internal Revenue Code or other regulations of the IRS. Penalties could range from $25 to $25,000 per violation. The Company has never been assessed with material civil penalties or fines. However, if a Company violation resulted in a material fine or penalty, the Company's operating results could be materially adversely affected. In addition, the Company does not maintain any professional liability or malpractice insurance policies. The
Company has never been the subject of a malpractice claim. However, the significant uninsured liability and legal and other costs relating to such claims could materially adversely affect the Company's business and operating results.

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

         The Company's inability to hire a large number of CPA's could affect the Company's ability to provide adequate tax-preparation services to the marketplace. The Company utilizes a significant number of seasonal employees who are not certified public accountants or tax attorneys to provide tax preparation services. The Company employs fewer than 10 full-time certified public accountants, two of which do not work as tax preparers. Under state law, the Company is not allowed to provide legal tax advice, and the Company does not employ nor does it retain any tax attorneys on a full-time basis. Because most of the Company's employees who prepare tax returns are not certified public accountants, tax attorneys or otherwise enrolled to practice before the IRS, such employees of the Company are strictly limited as to the roles they may take in assisting a client in an audit with the IRS. These limitations on services that the Company may provide could hinder the Company's ability to market its services.

         Furthermore, the small percentage of certified public accountants or tax attorneys available to provide assistance and guidance to the Company's tax preparers may increase the risk of the improper preparation of tax returns by the Company. The improper preparation of tax returns could result in significant defense expenses and civil liability.

         If the Company were to lose its Trademark or other proprietary rights, the Company could suffer decreased revenues. The Company believes that its trademarks and other proprietary rights are important to its success and its competitive position. The Company has registered its "Gilman + Ciocia" trademark and has applied for registration of its "e1040.com" trademark with the U.S. Patent and Trademark Office and devotes substantial resources to the establishment and protection of its trademarks and proprietary rights. However, the actions taken by the Company to establish and protect its trademarks and other proprietary rights may be inadequate to prevent imitation of its services and products by others or to prevent others from claiming violations of their trademarks and proprietary rights by the Company. In addition, others may assert rights in the Company's trademarks and other proprietary rights. If the Company were to lose the exclusive right to its trademarks, its revenues and profitability could decrease.

         If the decisions of the Company's current management were to conflict with the interest of the Company's stockholders, the Company could suffer a decline in profitability. The Company's Chief Executive Officer, Chief Operating Officer, Secretary and President of Prime own approximately 35% of the outstanding Company common stock, par value $.01 per share (the "Common Stock"). Accordingly, in practical effect these officers control the Company and have the power to elect a majority of the directors, appoint management and approve certain actions requiring the approval of a majority of the Company's stockholders. The interests of these officers could conflict with the interests of the other stockholders of the Company. In addition, their ownership could pose an obstacle to a purchase of the Company that might be desirable to other stockholders and/or to a change in management if the Company is not operating profitably in the future.

         The Company's decision not to pay dividends could negatively impact the marketability of the Company's stock. Since its initial public offering of securities in 1994, the Company has not paid dividends, and it does not plan to pay dividends in the foreseeable future. The Company currently intends to retain any earnings to finance the growth of the Company. It is very likely that dividends will not be distributed in the near future, which may reduce the marketability of the Company's Common Stock.

         The Company may be unable to increase the revenues of e1040.com to make it profitable if e1040.com is unable to achieve wide market recognition of its website, to establish a high client retention rate and to continuously enhance its services to meet technology changes; or if changes to government regulations impair the profitability of internet commerce. The Company has increased its operating expenses in order to expand the e1040.com business, but was not able to generate sufficient revenue to achieve profitability in the 2000 fiscal year and may be unable to produce profits in the future. Wide name recognition and acceptance may be necessary to direct users to e1040.com and the Company may not have the resources to achieve such recognition. In addition, the Company can not predict how many of its e1040.com clients will return next year. Low client retention may make revenue growth too expensive for the Company to support. The Company also does not know how future government regulation may affect the profitability of its internet business. New taxes or other regulations may impair the development of this portion of the Company's business. Moreover, internet technology and consequently web site standards are improving rapidly so that if the Company is unable to efficiently incorporate technological advances in e1040.com, its internet revenues may not grow and may decrease. If the Company is not able to turn its e1040.com subsidiary to profitability, it will continue to be a drain on the Company's financial resources.

         If a third party wanted to acquire control of the Company it could be prevented by the Company's classified board and its ability to issue preferred stock without shareholder approval and the marketability of the Company's stock could be affected. Certain provisions of the Certificate of Incorporation could make it more difficult for a third party to acquire control of the Company, even if such change in control would be beneficial to stockholders. The Certificate of Incorporation allows the Company to issue preferred stock without stockholder approval. Such issuances could make it more difficult for a third party to acquire the Company. The Certificate of Incorporation also provides for a classified board of directors, which would prevent a third party acquiring a majority of the Common Stock from immediately electing a new board of directors.

         Low trading volume of the Company's stock increases volatility, which could result in the impairment of the Company's ability to obtain equity financing. Since December 1997, the market price of the Common Stock has almost quadrupled and fallen to below its December 1997 range. During that period, the average daily trading volume of the Common Stock has varied significantly. In addition, prior to August 28, 1998, the Common Stock traded on the Nasdaq SmallCap Market. As a result, historical market prices may not be indicative of market prices in the future. There is no assurance that an active trading market for the Common Stock will be sustained in the future. In addition, the stock market has recently experienced extreme stock price and volume fluctuation. These fluctuations have often been unrelated to the operating performance of particular companies. The Company's market price may be impacted by changes in earnings estimates by analysts, economic and other external factors and the seasonality of the Company's business. Fluctuations or decreases in the trading price of the Common Stock may adversely affect the stockholders' ability to buy and sell the Common Stock and the Company's ability to raise money in a future offering of Common Stock. See "Market for Common Equity and Related Stockholder Matters".

         If restrictions that are in place on the future sale of the Common Stock of the Company were released the market price of the stock may decline. Various restrictions on the possible future sale of Common Stock may have an adverse affect on the market price of the Common Stock. Approximately 3,500,000 shares of Common Stock outstanding are "restricted securities" under Rule 144 of the Securities Act of 1933, as amended (the "Act"). In general, under Rule 144, a person who has satisfied a one-year holding period may, under certain circumstances, sell, within any three-month period, a number of shares of "restricted securities" that do not exceed the greater of one percent of the then outstanding shares of Common Stock or the average weekly trading volume of such shares during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares of Common Stock by a person who is not an "affiliate" of the Company (as defined in Rule 144) and who has satisfied a one-year holding period, without any volume or other limitation.

         The Company has granted 3,493,872 options to purchase shares of Common Stock to 285 individuals. The shares issuable upon exercise of such options would be eligible for resale under Rule 144 after one year following the exercise of such options or earlier if the underlying Common Stock were registered by the Company. Certain shares are registered in the Company's registration statements on Form S-8 filed on October 28, 1996 and April 13, 1998.

         The sale of restricted Common Stock in the future, or even the possibility that it may be sold, may have an adverse affect on the market price for the Common Stock and reduce the marketability of the Common Stock.

         If directors of the Company make mistakes or poor business judgment the profitability of the Company could be adversely affected. With limited exceptions, under Delaware law directors of the Company are not liable individually to the Company or to its stockholders for corporate decisions. Specifically, Directors of the Company are not liable to the Company or its stockholders for monetary damages for mistakes or poor business judgment unless such actions were a breach of the duty of loyalty, acts or omissions not in good faith or which involved intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Delaware law, or in any transaction in which a director derived an improper personal benefit. Therefore, the Directors have broad discretion over actions made on behalf of the Company.

         If a material risk inherent to the securities industry were to be realized the value of the Company's stock may decline. The securities industry, by its very nature, is subject to numerous and substantial risks, including the risk of declines in price level and volume of transactions, losses resulting from the ownership, trading or underwriting of securities, risks associated with principal activities, the failure of counterparties to meet commitments, customer, employee or issuer fraud risk, litigation, customer claims alleging improper sales practices, errors and misconduct by brokers, traders and other employees and agents (including unauthorized transactions by brokers), and errors and failure in connection with the processing of securities transactions. Many of these risks may increase in periods of market volatility or reduced liquidity. In addition, the amount and profitability of activities in the securities industry are affected by many national and international factors, including economic and political conditions; broad trends in industry and finance; level and volatility of interest rates; legislative and regulatory changes; currency values; inflation; and availability of short-term and long-term funding and capital, all of which are beyond the control of the Company.

         Several current trends are also affecting the securities industry, including increasing consolidation, increasing use of technology, increasing use of discount and online brokerage services, greater self-reliance of individual investors and greater investment in mutual funds. These trends could result in the Company's facing increased competition from larger broker-dealers, a need for increased investment in technology, or potential loss of clients or reduction in commission income. These trends or future changes could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

         If new regulations are imposed on the securities industry the operating results of the Company may be adversely affected. The SEC, the NYSE and various other regulatory agencies have stringent rules with respect to the protection of customers and maintenance of specified levels of net capital by broker-dealers. The regulatory environment in which the Company operates is subject to change. The Company may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. governmental regulators or Self Regulating Organizations ("SROs"). The Company also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by the SEC, other federal and state governmental authorities and SROs.

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

         The Company's business may be materially affected not only by regulations applicable to it as a financial market intermediary, but also by regulations of general application. For example, the volume and profitability of the Company's or its clients' trading activities in a specific period could be affected by, among other things, existing and proposed tax legislation, antitrust policy and other governmental regulations and policies (including the interest rate policies of the Federal Reserve Board) and changes in interpretation or enforcement of existing laws and rules that affect the business and financial communities.

         If the Company were to be found liable to clients for misconduct alleged in several civil proceedings the Company's profitability may decline and its financial condition may be adversely affected. Many aspects of the Company's business involve substantial risks of liability. There has been an increase in litigation and arbitration within the securities industry in recent years, including class action suits seeking substantial damages. Broker-dealers such as the B/D Subsidiaries are subject to claims by dissatisfied clients, including claims alleging they were damaged by improper sales practices such as unauthorized trading, churning, sale of unsuitable securities, use of false or misleading statements in the sale of securities, mismanagement and breach of fiduciary duty. The B/D Subsidiaries may be liable for the unauthorized acts of their retail brokers and independent contractors if they fail to adequately supervise their conduct. The B/D Subsidiaries are currently defendants/respondents in several such proceedings. If all such proceedings were to be resolved unfavorably to the Company, the Company's financial condition could be adversely affected. From time to time, in connection with hiring retail brokers, the Company is subject to litigation by a broker's former employer. The adverse resolution of any legal proceedings involving the Company could have a material adverse effect on its business, financial condition, and results of operations or cash flows.

Item 2.           DESCRIPTION OF PROPERTY

         The Company provides services to its clients at 145 local offices in seventeen states: forty-six in New York, sixteen in New Jersey, ten in Arizona, twenty six in Florida, five in Ohio, seven in Maryland, six in Connecticut, seven in Washington, six in Massachusetts, five in Nevada, three in Illinois, two in Texas, one in Pennsylvania, one in Virginia, one in Colorado, two in Michigan and one in Kentucky. A majority of the offices are leased in commercial office buildings. Most of the Company's offices are leased pursuant to standard form office leases, although five offices are leased on an oral month-to-month basis. The leases range in terms remaining from one to seven years. The Company's rental expense during Fiscal 2000 was $3,613,146. The Company believes that any of its offices could be replaced with comparable office space, however location and convenience is an important factor in marketing the Company's services to its clients. Since the Company advertises in the geographic area surrounding the office location, the loss of such an office that is not replaced with a nearby office could adversely affect the Company's business at that office. The Company generally needs between 1,000 - 2,000 square feet of usable floor space to operate an office, and its needs can be flexibly met in a variety of real estate environments. Therefore, the Company believes that its facilities are adequate for its current needs.

         In Fiscal 2000, the Company entered into a ten-year lease for corporate office space. The lease commenced on December 15, 1999 and calls for annual minimum rental payments of approximately $265,000 per fiscal year.

         The Company also owns two buildings housing two of its offices, one in Babylon, New York and the other in Palmer, Massachusetts.

Item 3.           LEGAL PROCEEDINGS

         On August 21, 1998, Mercedes-Benz Credit Corporation, Allianz Insurance Company, and Allianz Underwriters, Inc. filed a complaint against the Company in New York Supreme Court, Nassau County. The complaint seeks indemnification in the amount of up to approximately $3.5 million from Gilman + Ciocia, Inc. The allegations in the complaint are based upon a $1.7 million payment made by the complainants in a settlement reached on October 3, 1996 with the estate of Thomas Gilman in a wrongful death action, plus an additional approximately $1.8 million payment made to the estate in the settlement for which complainants ultimately may be held liable (for payments made by another insurance company). On January 29, 1999, the complainants filed a motion for summary judgment and on February 19, 1999, Gilman + Ciocia, Inc. filed a cross-motion for summary judgment. The court has not yet made a ruling on either of the motions. However, in October 2000, in an action in New York Supreme Court Nassau County to determine the liability allocation between the two insurance company's that settled with the estate, the other insurance company was ordered to pay the complainant's $857,000. This payment should reduce the complainant's total indemnification claim against the Company to an amount less than $900,000.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         The Company held an annual meeting of shareholders on May 5, 2000. At the meeting Seth Akabas and Michael Ryan were reelected to the board of directors of the Company. A proposal to amend the Company's Certificate of Incorporation in order to change the Company's name from "Gilman + Ciocia, Inc." to "G+C, Inc." was approved by a vote of 5,210,091 for and 135,983 against with 22,740 abstaining. A proposal to approve the Company's 2000 Employee Stock Purchase Plan was approved by a vote of 2,436,317 for and 369,765 against, with 39,450 abstaining. A proposal to ratify the reappointment of Arthur Andersen LLP as the Company's auditors was approved by a vote of 5,323,524 for and 24,030 against, with 21,260 abstaining. The voting for the election of directors was as follows:

Director                            For                       Withholding
--------                            ---                       -----------
Michael Ryan                       5,280,486                      500
Seth Akabas                        5,280,886                      100

         As a result of the election the current members of the board of directors are James Ciocia, Thomas Povinelli, Katherine Travis, Louis Karol, Michael Ryan and Seth Akabas.

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

         The following table sets forth the high and low sales prices for the Common Stock during the period indicated:
                               Sales Prices
Quarter Ended             High             Low

September 30, 1997        $ 5 1/8        $ 4 1/8
December 31, 1997         $ 8 3/8        $ 4 3/8
March 31, 1998            $ 14 7/8       $ 7
June 30, 1998             $ 26 3/8       $ 13 3/4

September 30, 1998        $ 18 1/4       $ 7 1/2
December 31, 1998         $ 10 1/8       $ 5 1/4
March 31, 1999            $ 19 1/8       $ 9 1/2
June 30, 1999             $ 15 7/16      $ 7 3/4

September 30, 1999        $ 12 3/4       $ 10 1/4
December 31, 1999         $ 11 28/64     $ 7 3/4
March 31, 2000            $ 9 3/4        $ 5 3/4
June 30, 2000             $ 6 7/8        $ 4 33/64

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

           As of September 29, 2000 there were approximately 241 registered holders of Common Stock. On September 29, 2000 the closing price of the Common Stock was $4.06 per share.

Item 6.    SELECTED FINANCIAL DATA

                                                For the Years Ended June 30,

                           2000         1999             1998           1997          1996
                           -----------  ------------    -------------  ------------  ------------
Total Revenues             $89,578,494  $50,443,406     $28,533,083     $24,574,571   $20,990,482
Net Income (Loss)          (4,013,092)  2,181,143       2,011,345       875,994       534,726
Net Income (Loss)
Per Share
Basic                        (0.53)       0.35           0.37         0.16         0.10
Diluted                      (0.53)       0.32           0.32         0.16         0.10


                                                        As of June 30,

                          2000          1999             1998          1997           1996
                          ------------  -------------    ------------  ------------   ----------
Working Capital           $(1,611,436)  $ 5,249,516      $ 4,950,652   $ 3,450,102    $2,335,332
(Deficit)
Total Assets                43,905,178   32,998,980        9,751,187     9,025,576     7,866,501
Total Liabilities              846,476    2,738,124           -            552,000         2,267
-Long Term
Total Liabilities           19,192,337    8,039,039          733,600     2,006,587     1,367,560
Total Shareholders'         24,712,841   24,959,941        9,017,587     7,018,989     6,498,941
Equity


Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           The following discussion should be read in conjunction with the Company's financial statements and related notes thereto set forth in Item 7 of this Annual Report. Except for the historical information contained herein, this and other sections of this Annual Report contain certain forward-looking statements that involve substantial risks and uncertainties. When used in this Annual Report, the words "anticipate," "believe," "estimate," "expect", and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could contribute to such differences are discussed in this Annual Report under the headings "Description of Business -- Risk Factors."

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

           Almost all of the financial planners are also authorized agents of insurance underwriters, and approximately 2% of the financial planners are authorized to act as mortgage brokers. As a result, the Company also earns revenues from commissions for acting as an insurance agent and a mortgage broker. In addition, the Company owns a 50% equity interest in GTAX/CB, an insurance broker.

           During Fiscal 2000, approximately 19% of the Company's revenues were earned from tax preparation services, 80% were earned from all financial planning and related services (with 32% from securities transactions and 67% from insurance, mutual funds, mortgage brokerage and other related services), and 1% were earned from e1040.com and other services.

           The Company's financial planning clients generally are introduced to the Company through the Company's tax preparation services. The Company believes that its tax return preparation business is inextricably intertwined with, and a necessary adjunct to, its financial planning activities, that neither segment would operate profitably by itself and that the two segments can be viewed meaningfully only as a whole.

Plan of Operation

         Tax Preparation and Financial Planning

         The Company opens new tax offices and acquires existing tax preparation and financial planning businesses. New offices have historically attracted more potential tax preparation clients, which have resulted in increased revenues and have contributed to the Company's growth. In addition, each of the new tax preparation clients is a potential new financial planning client. The Company plans to continue to expand and acquire tax preparation and financial planning practices during the next year (although no specific target has been set), recruit successful financial planners and acquire existing securities broker/dealers. The Company anticipates funding this growth through the senior and subordinate debt financing, possible private placement of equity and operating cash flow.

         The Company anticipates that acquiring new tax preparation and financial planning businesses will continue to increase its revenues. The Company has no basis to predict whether its acquisitions will have a material effect on its net income. However, the Company believes that its current acquisition model ultimately reduces the potential loss exposure to the Company, but expansion could reduce the Company's profits or result in losses in future years. In Fiscal 2000, the Company formalized an acquisition model requiring each acquired practice to commit to delivering a minimum level of profitability in the first year of post acquisition operations. These minimum future performance and profitability targets, established at the closing, limit future purchase payments unless the targets are met, as well as help to keep the principals of the acquired practices focused on delivering profitability, which is accretive to the Company's earnings. In addition to establishing contingent purchase price performance criteria, the company generally uses its stock as a significant component of the initial and future purchase price.

         Any reduction in the rate of increase of equity securities' prices in the marketplace could reduce the increase in investments that the Company's clients make through the Company, and falling market prices of securities could result in a reduction that would offset other sources of growth in the Company's financial planning revenues. The Company has previously experienced a 6 to 12 month delay after the opening of a new office before such office generated significant financial planning revenues. For this reason the Company has sought to emphasize acquisitions of existing practices rather than the opening of new offices in the Company's expansion.

e1040.com

         In Fiscal 1999, the Company formed its subsidiary e1040.com, which acquired all of the assets of an existing on-line tax preparation business. This subsidiary has grown considerably from preparing 1,525 Federal and State tax returns in Fiscal 1999 to 34,399 Federal and State tax returns in Fiscal 2000, contributing $203,180 and $ 1,156,640 in revenues to the Company in Fiscal 1999 and Fiscal 2000, respectively. The Company does not expect to make significant capital investments or incur extraordinary marketing expenses in future years related to expanding e1040.com. With an established on-line tax platform already in place, future marketing initiatives are expected to be in the form of strategic partnerships and revenue sharing arrangements who are looking for consumer-oriented content and services like e1040.com has to offer.

Results of Operations

           The following table sets forth for the periods indicated certain items from the Company's statements of income expressed as a percentage of revenue and the percentage change in such items for Fiscal 1998, Fiscal 1999 and Fiscal 2000. The trends illustrated in the following table are not necessarily indicative of future results.

                                     As a Percentage of Revenue                  Percentage
                                        Year Ended June 30,                    Increase (Decrease)
                                 2000         1999        1998        2000 to 1999       1999 to 1998
--------------------------------------------------------------------------------------------------------------------
Tax preparation fees             20.4%        28.0%        42.0%           -8%               -14%

Financial planning commissions   79.6%        72.0%        58.0%            8%                14%
                                ---------    ----------   --------      ----------         ----------
     Total revenue              100.0%       100.0%       100.0%            0%                 0%
                                ---------    ----------   --------      ----------         ----------
Salaries and commissions         74.8%        63.0%        51.0%           12%                12%

General and administrative       13.6%        12.0%        17.0%            2%                -5%
        expense

Advertising                      10.2%         8.0%        10.0%            2%                -2%

Depreciation and amortization     2.8%         3.0%         3.0%            0%                 0%

Other operating expenses          6.1%         7.0%         7.0%           -1%                 0%
                                ---------     ---------   --------      ----------         ----------
    Total operating expenses    108.0%        93.0%        88.0%           15%                 5%
                                ---------     ---------   --------      ----------         ----------
Other income (expense), net       0.7%         0.0%         0.0%            1%                 0%
                                ---------     ---------   --------      ----------         ----------
Income (loss) before taxes       -6.9%         7.0%        12.0%          -14%                -5%

Provision (benefit)income        -2.4%         3.0%         5.0%           -5%                -2%
        taxes                   ---------     ---------   --------      ----------         ----------

    Net income (loss)            -4.5%         4.0%         7.0%           -9%                -3%
-------------------------------==========---==========----=========----================---================
-------------------------------==========---==========----=========----================---================

Fiscal 2000 Compared to Fiscal 1999

         The  Company's  revenues for Fiscal 2000 were  $89,578,494  compared to

$50,443,406 for Fiscal 1999, an increase of $39,135,088 or 78%. This increase was primarily attributed to an increase in Financial Planning services as well as a full year of revenues in Fiscal 2000 from Prime and North Ridge, which were acquired in Fiscal 1999.

        The Company's total revenues for Fiscal 2000 consisted of $18,311,232, including $1,153,640 for e1040.com, for tax preparation services and $71,267,262 for financial planning services. Tax preparation services represented 19%, financial planning services represented 80% and e1040.com consisted of 1% of the Company's total revenues for Fiscal 2000. The Company's total revenues for Fiscal 1999 consisted of $14,102,364 for tax preparation services; $36,137,862 for financial planning services; and $203,180 for e1040.com. Tax preparation services represented 28%, financial planning services represented 72% and e1040.com represented .4% of the Company's total revenues for Fiscal 1999.

         The growth in the tax preparation segment is primarily attributed to the acquisition of 17 new tax practices during Fiscal 2000. The growth in the financial planning segment is attributed to the hiring of additional financial planners, which generated additional commissions, as well as the inclusion in Fiscal 2000 of a full year of revenues from the Fiscal 1999 acquisitions of North Ridge and Prime. In Fiscal 2000, the Company hired 55 new employee Registered Representatives who had $7 million of annual gross revenue commission production prior to being hired by the Company. Prime and North Ridge revenue was $31,364,277 more in Fiscal 2000 over 1999. e1040.com contributed significantly higher revenues in Fiscal 2000 with revenues increasing from $203,180 in Fiscal 1999 to $1,156,640 in Fiscal 2000. This increase was attributed to the media campaign used to publicly launch the website.

         The Company's operating expenses for Fiscal 2000 were $96,366,820, or 108% of revenues, an increase of $49,720,265, or 107%, compared to $46,646,555 or 92% of revenues, for Fiscal 1999. The increase in operating expenses was attributed to an increase of $35,108,963 in salaries and commissions associated with higher financial planning revenue; $6,199,202 in general and administrative expenses associated with new and acquired offices; $1,133,079 in rent; $1,073,620 in depreciation and amortization; $5,282,499 in advertising, a majority of which is associated with the launch of e1040.com, and $922,902 in brokerage fees and licenses.

         Included in Fiscal 2000 operating expenses were $7,000,000 of one-time costs primarily attributed to launching e1040.com, which incurred $5,200,000 of advertising costs along with other one-time related charges. In addition, various other expense categories increased in Fiscal 2000 associated with the general increase in central management support required to support the actual growth experienced in Fiscal 2000, as well as to support the planned future growth in both Registered Representatives and field offices, which will increase through future acquisitions.

         Salaries and Commissions increased $35,108,963, or 110%, in Fiscal 2000 to $67,024,615 from $31,915,652 in Fiscal 1999. The increase in Salaries and Commission expense is primarily attributed to an increase in commissions paid to financial planners as a result of the increased sales of financial planning services and the addition of financial planners from Prime and North Ridge for the entire Fiscal 2000.

         General and administrative expense increased $6,199,202, or 104%, in Fiscal 2000 to $12,185,678 from $5,986,476 in Fiscal 1999. The increase in general and administrative expense is attributed to the opening of seven new offices in Fiscal 2000 and the inclusion of a full year of the seven new offices opened in Fiscal 1999 as well as the acquisitions during Fiscal 1999, of Prime and North Ridge.

         Rent expense increased $1,133,079, or 46%, in Fiscal 2000 to $3,613,146, compared to $2,480,067 in Fiscal 1999. The increase in rent expense is primarily attributed to the net increase of the Company's offices by nine during Fiscal 2000 and the full year inclusion of offices opened in Fiscal 1999.

         Depreciation and amortization expense increased $1,073,620, or 74%, in Fiscal 2000 to $2,515,008 compared to $1,441,388 in Fiscal 1999. The increase in depreciation and amortization is primarily attributed to additional purchases of computer equipment during Fiscal 2000 and also additional amortization associated with acquired businesses.

         Advertising expense increased $5,282,499, or 136% in Fiscal 2000 to $9,156,079 compared to $3,873,580 in Fiscal 1999. The increase in advertising is almost entirely attributed to increased print, media and banner advertisements associated with the media launch of the e1040.com website. This increase is associated with a non-recurring advertising campaigns.

         Brokerage fees and license expense increased $922,902 or 97% in Fiscal 2000 to $1,872,294 compared to $949,392 in Fiscal 1999. The increase in brokerage fees and licenses is primarily attributed to the increased in financial planning business and the addition of financial planners in fiscal 2000.

         The increase in other income of $723,942 is primarily attributed to a $979,489 gain on the sale of marketable securities offset by an increase of $649,174 in interest expense on debt.

         The Company's loss after a benefit for income taxes for Fiscal 2000 was $4,013,092 compared to income of $2,181,143 for Fiscal 1999. The decrease of 284% is primarily attributed to higher operating expenses incurred from the non-recurring expense of launching e1040.com along with certain other non-recurring expenses which contributed $7,000,000 of pre-tax non-recurring expenses. Also adding to the decrease was the reduction to the Company's effective tax rate to 35% in Fiscal 2000 from 41% in Fiscal 1999, which has a negative effect to the Company's benefit for income tax provision computation.

         The Company's business is still somewhat seasonal, with a significant component of its revenue earned during the tax season. The effect of inflation has not been significant to the Company's business in recent years.

Fiscal 1999 Compared to Fiscal 1998

         The Company's revenues for Fiscal 1999 were $50,443,406 compared to $28,533,083 for Fiscal 1998, an increase of $21,910,323 or 77%. This increase was attributed to an increase in Financial Planning services as well as the acquisitions of Prime and North Ridge B/D Subsidiaries.

         The Company's total revenues for Fiscal 1999 consisted of $14,102,364 for tax preparation services, $36,137,862 for financial planning services and $203,180 for e1040.com. Tax preparation services represented 28%, financial planning services represented 72% and e1040.com consisted of .4% of the Company's total revenues for Fiscal 1999. The Company's total revenues for Fiscal 1998 consisted of $11,955,051 for tax preparation services; $16,578,032 for financial planning services; and $0 for e1040.com. Tax preparation services represented 42%, financial planning services represented 58%.

         The growth in the tax preparation segment is primarily attributed to the acquisition of seven new tax practices during fiscal 1999 and additional tax revenues generated from the remaining one hundred twenty-eight offices. The growth in the financial planning segment is attributable to the hiring of additional financial planners who generated additional commissions from securities transaction activities. The remaining growth in financial planning revenues is a result of additional financial planning revenues generated from the North Ridge, Prime and related acquisitions.

         The Company's operating expenses for Fiscal 1999 totaled $46,646,555 or 92% of revenues, an increase of $21,516,142 or 86% compared to $25,130,413 or 88% of revenues for Fiscal 1998. The increase in operating expenses was attributed to an increase of $17,378,147 in salaries and commissions; $1,021,943 in general and administrative expenses; $442,950 in rent; $582,997 in depreciation and amortization; $1,140,713 in advertising.

         Salaries and commissions increased $17,378,147 or 120% in Fiscal 1999 to $31,915,652 compared to $14,537,505 in Fiscal 1998. The increase in salaries and commission expense is primarily attributed to an increase in commissions payable to financial planners as a result of the increased sales of financial planning services and the addition of financial planners from North Ridge and Prime.

         General and administrative expense increased $1,021,943 or 21% in Fiscal 1999 to $5,986,476 compared to $4,964,533 in Fiscal 1998. The increase in general and administrative expense is primarily attributed to the opening of seven new offices in Fiscal 1999 relating to an increase in office expenses at the new offices. The additional increase in general and administrative expense is attributable to North Ridge and Prime.

         Rent expense increased $442,950 or 22% in Fiscal 1999 to $2,480,067, compared to $2,037,117 in Fiscal 1998. The increase in rent expense is primarily attributed to the opening of the Company's seven new offices during Fiscal 1999 and the offices opened in Fiscal 1998.

         Depreciation and amortization expense increased $582,997 or 68% in Fiscal 1999 to $1,441,388 compared to $858,391 in Fiscal 1998. The increase in depreciation and amortization is primarily attributed to additional purchases of computer equipment during Fiscal 1999 and also additional amortization incurred on purchase acquisitions and tax practices.

         The increase in other expense of $111,193 is predominantly due to an increase in interest expense on debt.

         The Company's income after provision for income taxes for Fiscal 1999 is $2,181,143 compared to $2,011,345 for Fiscal 1998. The increase of 8% is primarily attributed to higher net operating income generated from financial planning services and tax preparation.

         The Company's business is seasonal, with a large percentage of its revenue earned in the first four months of the calendar year. The effect of inflation has not been significant to the Company's business in recent years.

Liquidity and Capital Resources

         The Company's revenues have been, and are expected to be, somewhat seasonal. As a result, the Company must generate sufficient cash during the tax season, in addition to its available bank credit facility, to fund any operating cash flow deficits in the first half of the following fiscal year. Operations during the non-tax season are primarily focused on financial planning services along with some on-going accounting and corporate tax revenue. Since its inception, the Company has utilized funds from operations, proceeds from its initial public offering and bank borrowings to support operations, finance working capital requirements and complete acquisitions. In addition, the Company received gross proceeds of approximately $3,000,000 from the exercise of warrants and options during Fiscal 1999. However, the significant recent growth in financial planning revenue is expected to substantially increase future operating cash flow in the first two quarters of the fiscal year.

         The  Company's  cash  flows  used  in  operating   activities   totaled

$2,117,446 for Fiscal 2000, compared to cash flows provided by operating activities of $3,602,400 for Fiscal 1999. The increase of $5,719,846 in cash used is due primarily to a decrease in net income of $6,194,235 resulting from the decrease in net income from $2,181,143 in 1999 to a net loss of $4,013,092 in 2000 and an increase in gain on sale of marketable securities of $979,147, an increase in accounts receivable of $3,441,030 and an increase in income taxes receivable of $1,389,038. These increases in cash flows used in operating activities were offset by additional depreciation and amortization of $1,073,620, and an increase in deferred and other compensation expense of $488,652 and an increase in accounts payable of $4,921,367.

         Net cash used in investing activities totaled $1,361,388 and $8,406,635 for Fiscal 2000 and Fiscal 1999, respectively. The decrease of $7,045,247 is primarily due to a decrease in acquisitions of $5,352,320, a net decrease in loans to officers and stockholders of $1,439,039 and an increase in the proceeds from sale of investments of $1,215,141. These decreases in cash used in investing activities were partially offset by an increase in capital expenditures of $1,067,550 associated with property improvements and equipment purchases of the Company.

         Net cash provided by financing activities totaled $4,586,773 and $6,551,758 in Fiscal 2000 and Fiscal 1999, respectively. The decrease of $1,964,985 is attributed to a decrease in the exercise of stock options and warrants of $2,509,369 and an increase in payments of bank and other loans of $1,422,650. These amounts were offset by an increase in the proceeds from bank and other loans of $2,005,100.

         The Company has a $10,000,000 credit facility with Merrill Lynch. This facility consists of three separate loans as follows: a line of credit of $4,000,000 and two revolver loans for a total of $6,000,000. The interest rate on the line of credit is 2.9% plus the 30-day commercial paper rate. The interest rate on the two revolving loans is 3.15% plus the 30-day commercial paper rate. The terms of the two revolving loan facilities are sixty months, and the line of credit facility expired on June 30, 2000. Both facilities are secured by a pledge of all of the business assets of the Company and guaranteed by three principal officers of up to $1,750,000. The outstanding balance at June 30, 2000 under the credit facility is $7,255,101. The loan agreements contain certain negative covenants that require the Company to maintain, among other things, specific minimum net tangible worth and a maximum ratio of debt to tangible net worth at March 31, 2000. As of that date, the Company was not in compliance with these two covenants, and, accordingly, classified all debt due to Merrill Lynch as a current liability. On June 15, 2000 Merrill Lynch elected to forbear from exercising its remedies under the loan documents until November 30, 2000 in order to allow the Company to seek a replacement credit facility. The forbearance agreement entered into between Merrill Lynch and the Company obligates the Company to pay every two weeks a minimum of $30,000 together with a monthly payment equal to 5% of the Company's monthly collections. Principal and interest payments are required to continue to be paid in accordance with the terms of the original debt agreements. The agreement further requires that proceeds from specific liquidations and collections go to Merrill Lynch to pay-down principal. In addition, the Company will pay Merrill Lynch $250,000 on October 16, 2000 and November 5, 2000. The Company has reached an agreement in principle with two institutions that will issue replacement facilities. These facilities are expected to close in the second quarter of Fiscal 2001, totaling more than $12,000,000. After the financing is closed on the proposed terms, working capital as of June 30, 2000, would increase to approximately $4,640,646, on a pro forma basis.

         The Company believes that after the replacement of Merrill Lynch's credit facility is in place, the Company could continue to operate without any additional financing during the next 12 months. Additionally, the Company is presently talking to several sources of institutional capital regarding a possible capital investment in the Company to continue to fund acquisitions. The ability of the Company to secure this additional capital could affect the rate of growth of the Company. However, additional capital will be obtained primarily associated with acquisitions that would be structured to be immediately accretive to earnings. The Company anticipates that it will not pay any dividends on its Common Stock in the foreseeable future, but will apply any profits to fund the Company's expansion.

Year 2000

         In 1999, the Company completed the implementation of its plans to become Year 2000 ready, through the final remediation and testing of its systems. As a result of those planning and implementation efforts, the Company has not experienced any significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its services or internal systems, or with the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

New Accounting Pronouncements

         In March 2000,  FASB  Interpretation  No. 44,  "Accounting  for Certain
Transactions Involving Stock Compensation" ("FIN 44") was issued and is effective July 1, 2000. FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," with respect to the definition of an employee, the criteria for noncompensatory plans, the consequences of modifying previous awards and the exchange of stock compensation awards in business combinations.

          In December 1999, the Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The effective date of SAB 101 was delayed and SAB 101 will be effective for the Company in the second quarter of Fiscal 2001. The Company is reviewing the requirements of SAB 101 and currently believes that its revenue recognition policy is consistent with the guidance of SAB 101.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 ("SFAS 13"), effective for the Company's fiscal year ending June 30, 2001. However, in June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 delays the effective date of SFAS 133, which will now be effective for the Company's fiscal year ending June 30, 2002. SFAS 133 requires companies to record derivative instruments as assets or liabilities, measured at fair value. The recognition of gains or losses resulting in changes in the values of those derivative instruments is based on the use of each derivative instrument and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company does not anticipate that the implementation of SFAS 133 will have a material impact on the consolidated financial statements.

Item 8.           FINANCIAL STATEMENTS

INDEX
                                                     Page
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS             F-2
FINANCIAL STATEMENTS:
Consolidated Balance Sheets                          F-3
Consolidated Statements of Operations                F-4
Consolidated Statements of Cash Flows                F-5
Consolidated Statements of  Stockholders' Equity     F-7
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           F-8

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                    PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
                     WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth information regarding the executive officers and directors of the Company:

Name               Age    Position
-----------------  -----  ----------
James Ciocia        43     Chief Executive Officer, President and Director
Thomas Povinelli    40     Chief Operating Officer, Executive Vice President and
                           Director
Kathryn Travis      51     Secretary, Vice President and Director
David D. Puyear(1)  36     Chief Financial Officer
Stephen B. Sacher(2)41     Treasurer
Michael P. Ryan     42     Director and President of Prime Capital Services, Inc
Seth A. Akabas      44     Director
Louis P. Karol      41     Director

Executive Officers and Directors

James Ciocia, Chief Executive Officer, President and Director

         Mr. Ciocia is a principal founder of the Company having opened the Company's first tax preparation office in 1981. In addition to serving the Company as its Chief Executive Officer since its founding, Mr. Ciocia is a registered representative of Prime. Mr. Ciocia holds a B.S. in Accounting from St. John's University and is a member of the International Association for Financial Planners. Mr. Ciocia is serving a term as director that expires in 2002.
[FN]
--------
  1 On July 6, 2000, David D. Puyear replaced Stephen B. Sacher as Chief
    Financial Officer of the Company. Mr. Sacher continues to be an employee of the Company responsible for tax matters of the Company and is involved in performing due diligence on prospective tax practice acquisitions.
  2 See FN 1, above.

Thomas Povinelli, Chief Operating Officer, Executive Vice President and Director

         Mr. Povinelli began his tenure with the Company as an accountant in 1983 and has served as an executive officer since November 1984. In addition to supervising the opening of all new Gilman + Ciocia offices, Mr.Povinelli is a registered representative of Prime. Mr. Povinelli holds a B.S. in Accounting from Iona College. Mr. Povinelli is serving a term as director that expires in 2001.

Kathryn Travis, Secretary, Vice President and Director

         Ms. Travis began her career with the Company in 1986 as an accountant and has served as Secretary, Vice President and a Director since November 1989. Ms. Travis currently manages the Company's Great Neck office, supervises all e1040.com tax preparation personnel, and is a registered representative of Prime. Ms. Travis holds a B.A. in Mathematics from the College of New Rochelle. Ms. Travis is serving a term as director that expires in 2001.

Stephen B. Sacher, Former Chief Financial Officer and Treasurer

         Mr. Sacher joined the Company as its Treasurer and former Chief Financial Officer in January 1998. Effective July 6, 2000, Mr. Sacher relinquished his duties as the Company's Chief Financial Officer. His new duties involve tax matters and conducting due diligence related to tax practice acquisitions. Mr. Sacher is a Certified Public Accountant, holds a B.A in Accounting from Queens College of the City of New York and has been practicing in the public accounting profession since 1981. Mr. Sacher is currently a member of the SEC Committee of the New York State Society of Certified Public
Accountants and a member of the American Institute of Certified Public Accountants.

David D. Puyear, Chief Financial Officer

         Mr. Puyear joined the Company as its Chief Financial Officer on July 6, 2000. Prior to joining the Company, Mr. Puyear served as the CFO for the past four years with two, private equity investment advisory firms located in New York City and Boston. From 1999 until mid-2000, Mr. Puyear served as CFO of J.E.R. Partners, an institutional advisory firm with assets under management in excess of $3 billion, and from 1993 until 1999 Mr. Puyear served as Controller and CFO of A.E.W. Capital Management, an institutional advisory firm with assets under management in excess of $13 billion. From 1986 to 1993, Mr. Puyear worked for KPMG Peat Marwick where he served as audit manager, specializing in Financial Services and Technology. Mr. Puyear holds a B.S. in accounting from Moorehead State University and passed all parts of the CPA exam in 1986.

Michael P. Ryan, Director and President of Prime Capital Services, Inc.

         Mr. Ryan is President of Prime Capital Services, Inc., Gilman + Ciocia's wholly owned broker/ dealer subsidiary. Mr. Ryan co-founded this company and has served as its President since 1987. Mr. Ryan is a Certified Financial Planner and a founding member and past President of the Mid-Hudson Chapter of the International Association for Financial Planning. Mr. Ryan is a Registered Principal with the National Association of Securities Dealers and serves on the Independent Firms Committee of the Securities Industry Association
(SIA). Mr. Ryan holds a B.S. in Finance from Syracuse University. Mr. Ryan was first elected a director on June 22, 1999, and is serving a term that expires in 2003.

Seth A. Akabas, Director

        Mr. Akabas has served as a partner at the law firm of Akabas & Cohen since June 1991. Mr. Akabas holds a B.A. in Economics from Princeton University and a J.D.from Columbia University's School of Law and Journalism. Mr. Akabas was first elected a director on April 1, 1995 and is serving a term that expires in 2003.

Louis P. Karol, Director

         Mr. Karol is a partner of the law firm of Karol, Hausman & Sosnick. Mr. Karol holds a B.S. from George Washington University, a J.D from the Benjamin N. Cardozo School of Law and an L.L.M in Taxation from New York University's School of Law. Mr. Karol currently serves on the Board of Directors of the Long Island Chapter of the International Association of Financial Planning and is a Certified Public Accountant. Mr. Karol was first elected a director on April 1, 1995 and is serving a term that expires in 2002.

Audit Committee

         The Audit Committee is composed of two independent directors, Seth Akabas and Louis Karol, as well as Thomas Povinelli.

Option Committee

         Seth Akabas and Louis Karol sit on the Option Committee.

The Company's executive officers serve at the discretion of the Board of Directors except for Mr. Ryan who has an employment agreement with a term expiring on December 31, 2004.

Item 11.          EXECUTIVE COMPENSATION

Summary Compensation

         The following table sets forth, as to the Chief Executive Officer and the four other executive officers whose annual salary exceeded $100,000 in Fiscal 2000 (collectively, the "Named Executive Officers"), information with respect to annual and long-term compensation earned during the last three fiscal years:

                           Summary Compensation Table

                                                                               Long Term
                                                                             Compensation
                                                                                Awards
Name and                                                     Other Annual  Number of Shares
Principal Position               Year   Salary    Loans*     Compensation  Underlying Options
---------------------------------------------------------------------------------------------
James Ciocia                     1998   $190,000             $12,393(1)
------------
Chief Executive Officer,         1999   $190,000             $15,266(1)    60,000
President and Director           2000   $367,754  $314,809   $16,455(3)

Thomas Povinelli
----------------
Chief Operating Officer,         1998   $190,000
Executive  Vice  President and   1999   $190,000                           60,000
Director                         2000   $365,384  $311,086     $4,596(3)

Kathryn Travis
--------------
Secretary, Vice President        1998   $135,000             $10,758(1)
and Director                     1999   $135,000             $10,758(1)    30,000
                                 2000   $154,230  $118,030   $10,758(1)
Michael P. Ryan
---------------
Director and President
Prime Capital Services, Inc.     1999(4)$60,000              $2,400 (1)
                                 2000   $240,000            $226,197(5)

Stephen B. Sacher                1998   $36,667             $125,717(2)    220,000
-----------------
Chief  Financial   Officer  and  1999   $80,000             $120,000(2)    15,000
Treasurer                        2000   $250,741             $34,930(2)

--------------------
*Represents loans taken in previous years that are being applied to the individuals current W-2 statement.

(1)      Auto expense.
(2) Includes professional fees paid to Sacher & Company, PC, a company of which Mr. Sacher is President.
(3)      Represents commission override payment.
(4) Represents the period from April 5, 1999, the date of acquisition of Prime, to June 30, 1999.
(5) Includes $216,597 paid as bonus compensation and $9,600 paid as auto expense.

Key Man Insurance

         The Company maintains $2.0 million key-man life insurance policies on both Thomas Povinelli and James Ciocia.

Directors

         Directors of the Company receive no compensation for serving as a director of the Company.

Option Grants

         The following table sets forth information regarding options to purchase shares of Common Stock granted to the Named Executive Officers during Fiscal 2000

                          OPTION GRANTS IN FISCAL 2000
                                Individual Grants

Name         Number of    Percent of Total   Average   Expiration  Grant Present
             Securities    Options/SARs     Exercise of   Date     Date   Value
             Underlying     Granted to      Base Price
             Options/SARs  Employees in      ($/Sh)
              Granted (#)   Fiscal Year

James
Ciocia(1)       2,508         0.3%          $9.15625      7/1/05     (1)    (1)
Thomas
Povinelli(1)    1,521         0.2%          $9.15625      7/1/05     (2)    (2)

(1) The options were granted on 7/1/99 and 12/31/99 and have a present value of $8,499 and $14,883, respectively.
(2) The options were granted on 7/1/99 and 12/31/99 and have a present value of $5,657 and $8,403, respectively.

Option Exercises and Holdings
-----------------------------

         The following table sets forth information concerning the number and value of unexercised options to purchase shares of Common Stock held by the Named Executive Officers as of June 30, 2000.

              Aggregated Option/SAR Exercises in Last Fiscal Year
              ---------------------------------------------------
                      and Fiscal Year-End Option/SAR Values
                      -------------------------------------

                          Number of Securities             Value of Unexercised
                    Underlying Unexercised Options at         In-the-Money
                          Fiscal Year-End (#)                   Options
                         Exercisable/Unexercisable         Fiscal Year-End ($)
Name                     -------------------------  Exercisable/Unexercisable(1)
----                                                  -------------------------
James Ciocia                 20,000/52,508                     $18,750/--
Chief Executive Officer
Thomas Povinelli             20,000/51,521                     $18,750/--
Chief Operating Officer
Kathryn Travis               20,000/20,000                     $18,750/--
Vice President
Stephen B. Sacher            60,000/155,000                      --/--
Chief Financial Officer

(1) Based on our fiscal year-end fair market value of the underlying securities equal to $4.625

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

         The 1993 Plan is administered by the committee of two independent directors of the Board of Directors of the Company, which has authority to determine the persons to whom the options may be granted, the number of shares of Common Stock to be covered by each option, the time or times at which the options may be granted or exercised, whether the options will be Incentive Stock Options or Non-Qualified Stock Options, and other terms and provisions of the options. The exercise price of the Incentive Stock Options granted under the 1993 Plan may not be less than the fair market value of a share of Common Stock on the date of grant (110% of such value if granted to a person owning in excess of ten percent of the Company's securities). Options granted under the 1993 Plan may not have a term longer than 10 years from the date of grant (five years if granted to a person owning in excess of ten percent of the Company's securities) and may not be granted more than ten years from the date of adoption of the 1993 Plan.

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

         Under the Plan, the Company may grant options to purchase up to 300,000 shares of Common Stock to key employees of the Company and its subsidiaries, and directors, consultants and other individuals providing services to the Company. Such options may either qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or they may not qualify under such Section ("non-qualified stock options").

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

         Under the Plan,  the  Company  will  grant to each  employee  and those affiliated financial planners who have entered into commission sharing agreements with the Company, including officers and directors, options to purchase 100 shares of Common Stock for each whole $25,000 of revenues for tax preparation and commissions generated by such individual for the Company in the calendar years 1998, 1999 and 2000. Each option will be exercisable for a period of five years to acquire one share of Common Stock at the market price on the date of grant of the option. In Fiscal 2000, the Company granted options to purchase 229,877 shares under the Plan, with 70,123 options remaining to be granted under this program.

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

Stock Purchase Plan

         On February 1, 2000, the Board of Directors of the Company adopted the Company's 2000 Employee Stock Purchase Plan (the "Plan"), and on May 5, 2000, the Plan became effective after majority approval by stockholders was obtained at the 2000 annual meeting. Under the Plan, the Company will sell shares to participants at a price equal to 85% of the closing price of the Common Stock on
(i) the first business day of such Plan Period or (ii) the Exercise Date (the last day of the Plan Period), whichever closing price shall be less. Plan Periods are six-month periods commencing January 1st and July 1st. Such closing price shall be (a) the closing price of the Common Stock on any national securities exchange on which the Common Stock is listed, (b) the closing price of the Common Stock on the Nasdaq National Market System or (c) the average of the closing bid and asked prices in the over-the-counter-market, whichever is applicable, as published in The Wall Street Journal. If no sales of Common Stock were made on such a day, the price of the Common Stock for purposes of clauses
(a) and (b) above shall be the reported price for the next preceding day on which sales were made. The Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"). The Board of Directors believes that the Plan will further encourage broader stock ownership by employees of the Company and thereby provide an incentive for employees to contribute to the profitability and success of the Company. In particular, the Board intends that the plan offer a convenient means for employees who might not otherwise own Common Stock in the Company to purchase and hold Common Stock, and that the discounted sale feature of the Plan provides a meaningful inducement to participate. The Company believes that employees' continuing economic interest, as shareholders, in the performance and success of the Company will further enhance the entrepreneurial spirit of the Company, which can greatly contribute to the long-term growth and profitability of the Company. As of September 1, 2000, 97 employees have participated in the automatic withholding election for the Plan.

Description of the Plan

         The Plan will be administered by the Company's Board of Directors (the "Board") or by a Committee appointed by the Board (the "Committee"). The Board or the Committee has authority to make rules and regulations for the administration of the Plan and its interpretation and decisions with regard thereto shall be final and conclusive. The Board may at any time, and from time to time, amend this Plan in any respect, except that (a) if the approval of any such amendment by the shareholders of the Company is required by Section 423 of the Code, such amendment shall not be effected without such approval, and (b) in no event may any amendment be made which would cause the Plan to fail to comply with Section 423 of the Code.

         All employees of the Company, including Directors who are employees, and all employees of any subsidiary of the Company (as defined in Section 424(f) of the Code) designated by the Board or the Committee from time to time (a "Designated Subsidiary"), are eligible to participate in any one or more of the offerings of Options to purchase Common Stock under the Plan provided that: (a) they are customarily employed by the Company or a Designated Subsidiary for more than 20 hours a week and for more than five months in a calendar year; and (b) they have been employed by the Company or a Designated Subsidiary for at least [six months] prior to enrolling in the Plan; and (c) they are employees of the Company or a Designated Subsidiary on the first day of the applicable Plan Period.

         No employee may be granted an Option under the Plan if such employee, immediately after the Option is granted, owns 5% or more of the total combined voting power or value of the stock of the Company or any subsidiary of the Company. For purposes of the preceding sentence, the attribution rules of
Section 424(d) of the Code shall apply in determining the stock ownership of an employee, and all stock that the employee has a contractual right to purchase shall be treated as stock owned by the employee.

         The Company will make one or more offerings ("Offerings") to employees to purchase stock under this Plan. Offerings will begin each January 1 and July 1, or the first business day thereafter (the "Offering Commencement Dates"). Each Offering Commencement Date will begin a six-month period (a "Plan Period") during which payroll deductions will be made and held for the purchase of Common Stock at the end of the Plan Period. The Board or the Committee may, at its discretion, choose a different Plan Period of twelve (12) months or less for subsequent Offerings.

         An employee eligible on the Offering Commencement Date of any Offering may participate in such Offering by completing and forwarding a payroll deduction authorization form to the employee's appropriate payroll office at least 14 days prior to the applicable Offering Commencement Date. The form will authorize a regular payroll deduction from the Compensation received by the employee during the Plan Period. Unless an employee files a new form or withdraws from the Plan, his deductions and purchases will continue at the same rate for future Offerings under the Plan as long as the Plan remains in effect.

         The Company will maintain payroll deduction accounts for all participating employees. With respect to any Offering made under this Plan, an employee may authorize a payroll deduction in any dollar amount from a minimum of 2% up to a maximum of 10%, only in a whole integral percentage, or such lesser amount as the Board or Committee shall determine before the start of each Plan Period, of the Compensation he or she receives during the Plan Period or such shorter period during which deductions from payroll are made.

         No employee may be granted an Option that permits his rights to purchase Common Stock under this Plan and any other employee stock purchase plan (as defined in Section 423(b) of the Code) of the Company and its subsidiaries to accrue at a rate which exceeds $25,000 of the fair market value of such Common Stock (determined at the Offering Commencement Date of the Plan Period) for each calendar year in which the Option is outstanding at any time.

         An employee may decrease or discontinue his payroll deduction once during any Plan Period by filing a new payroll deduction authorization form. However, an employee may not increase his payroll deduction during a Plan Period. If an employee elects to discontinue his payroll deductions during a Plan Period, but does not elect to withdraw his funds, the funds deducted prior to his election to discontinue will be applied to the purchase of Common Stock on the Exercise Date (as defined below).

         Interest will not be paid, unless required by law, on any employee accounts, except to the extent that the Board or the Committee, in its sole discretion, elects to credit employee accounts with interest at such per annum rate as it may from time to time determine.

         An employee may at any time prior to the close of business on the last business day in a Plan Period and for any reason permanently draw out the balance accumulated in the employee's account and thereby withdraw from participation in an Offering. Partial withdrawals are not permitted. The employee may not begin participation again during the remainder of the Plan Period. The employee may participate in any subsequent Offering in accordance with terms and conditions established by the Board or the Committee.

         On the Offering Commencement Date of each Plan Period, the Company will grant to each eligible employee who is then a participant in the Plan an Option to purchase on the last business day of such Plan Period (the "Exercise Date"), at the option price, the largest number of whole shares of Common Stock of the Company as does not exceed the number of shares determined by multiplying $2,083 by the number of full months in the Offering Period and dividing the product by the closing price (as defined above) for such Plan Period.

         Each employee who continues to be a participant in the Plan on the Exercise Date shall be deemed to have exercised his Option at the option price on such date and shall be deemed to have purchased from the Company the number of full shares of Common Stock reserved for the purpose of the Plan that his accumulated payroll deductions on such date will pay for, but not in excess of the maximum number determined in the manner set forth above.

         Any balance remaining in an employee's payroll deduction account at the end of a Plan Period will be automatically refunded to the employee without interest, unless required by law.

         Certificates representing shares of Common Stock purchased under the Plan may be issued only in the name of the employee, in the name of the employee and another person of legal age as joint tenants with rights of survivorship, or (in the Company's sole discretion) in the name of a brokerage firm, bank or other nominee holder designated by the employee. The Company may, in its sole discretion and in compliance with applicable laws, authorize the use of book entry registration of 12 shares in lieu of issuing stock certificates.

Federal Income Tax Consequences

         The Company believes that under present law the following federal income tax consequences would generally result under the Plan. Rights to purchase shares under the Plan are intended to constitute "options" issued pursuant to an "employee stock option plan" within the meaning of Section 423 of the Code: 1. No taxable income results to the participant upon the grant of right to purchase or upon the purchase of shares for his or her account under the Plan (although the amount of a participant's payroll contributions under the Plan will be taxable as ordinary income to the participant). 2. If the participant disposes of shares less than two years after the first day of an offering period with respect to which he or she purchased such shares, then at the time of disposition the participant will recognize as ordinary income an amount equal to the excess of the fair market value of the shares on the date of purchase over the amount of the participant's payroll contributions used to purchase the shares. 3. If the participant holds the shares for at least two years after the first day of an offering period with respect to which he or she purchased such shares, then at the time of the disposition the participant will recognize as ordinary income an amount equal to the lesser of (i) the excess of the fair market value of the shares on the first day of the offering period over the option price on that date, and (ii) the excess of the fair market value of the shares on the date of disposition over the amount of the participant's payroll contributions used to purchase such shares. 4. In addition, the participant will recognize a long-term or short-term capital gain or loss, as the case may be, in an amount equal to the difference between the amount realized upon any sale of the Common Stock minus the cost (i.e., the purchase price plus the amount, if any, taxed to the participant as ordinary income, as noted in (3) above). 5. If the statutory holding period described in (3) above is satisfied, the Company will not receive any deduction for federal income tax purposes with respect to any discount in the sale price of Common Stock or matching contribution applicable to such participant. If such statutory holding period is not satisfied, the Company generally should be entitled to deduction in an amount equal to the amount taxed to the participant as ordinary income.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of September 21, 2000, to the extent known to the Company, the ownership of the Company's Common Stock, par value $.01 per share, by (i) each person who is known by the Company to own of record or beneficially more than 5% of the issued and outstanding Common Stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

  Name of Beneficial Owner           Amount and Nature of            Percent of
                                     Beneficial Ownership                Class

  James Ciocia                        1,073,616(1)                         14%
  1311 Mamaroneck Avenue
  White Plains, NY 10605

  Thomas Povinelli                    1,128,616(2)                         14%
  1311 Mamaroneck Avenue
  White Plains, NY 10605

  Kathryn  Travis                      385,481(3)                          5%
  1311 Mamaroneck Avenue
  White Plains, NY 10605

  Seth  Akabas                          9,066(4)                           *
  488 Madison Avenue - 11th Floor
  New York, NY 10022

  Louis  Karol                           3,180                             *
  600 Old Country Road
  Garden City, NY 11530

  Michael P. Ryan                      769,804(5)                          *
  11 Raymond Avenue
  Poughkeepsie, NY 12603

  Steven  Gilbert                      859,000(6)                          10%
  2420 Enterprise Road, Suite 100
  Clearwater, FL 33763

  Stephen Sacher                       52,000(7)                           *
  1311 Mamaroneck Avenue
  White Plains, NY 10605

  Arlington Financial Services, Inc.   762,204(5)                          10%
  11 Raymond Avenue
  Poughkeepsie, NY 12603

  All directors and officers           3,421,763 (1) (2) (3)               34%
  as a group (6 persons)                          (4) (5) (7)

----------------------
 *       Less than 1%.

(1) Includes 20,000 shares of Common Stock issuable upon the exercise of currently exercisable options at a price of $2.75 per share. Does not include 52,508 shares issuable upon the exercise of options that do not vest until 2001.

(2) Includes 20,000 shares of Common Stock issuable upon the exercise of currently exercisable options at a price of $2.75 per share. Does not include 51,521 shares issuable upon the exercise of the options that do not vest until 2001.

(3) Includes 20,000 shares of Common Stock issuable upon the exercise of currently exercisable options at a price of $2.75 per share. Does not include 20,000 shares issuable upon the exercise of options that do not vest until 2001.

(4) Includes 8,081 shares owned by the law firm of Akabas & Cohen of which Mr. Akabas is a partner.

(5) 7,600 shares are owned by Mr. Ryan personally and the 762,204 shares are owned by Arlington Financial Services, Inc. Mr. Ryan owns 50% of the capital stock of Arlington Financial Services, Inc.

(6) Includes 169,000 shares owned by Gilbert Family Limited Partnership of which Steven Gilbert is a 97% beneficiary. In addition, includes 340,000 shares, 100,000 shares and 75,000 shares issuable upon exercise of options at $3.50, $4.75 and $13.75, respectively. Does not include 14,968 shares and 37,500 shares issuable upon the exercise of options that do not vest until 2001 and 2002, respectively.

(7) Includes 40,000 shares issuable upon exercise of currently exercisable options: 20,000 at $7.50 per share and 20,000 at $8.60 per share. Does not include 15,000 shares issuable upon the exercise of options that do not vest until 2001, or 160,000 shares issuable upon exercise of options vesting yearly after 2000.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The three principal stockholders, Messrs. Ciocia and Povinelli and Ms. Travis personally guaranteed the repayment of the Company's loans from Merrill Lynch, each with an individual limit of $1,750,000. Such stockholders received no consideration for such guarantees other than their salaries and other compensation.

         The Company loaned the following amounts to the following  individuals:
$100,000 in fiscal June 1997 and $240,000 in fiscal June 1998 to James Ciocia, $100,000 in fiscal June 1997 and $240,000 in fiscal 1998 to Thomas Povinelli, $50,000 in fiscal June 1997 and $72,000 in fiscal June 1998 to Kathryn Travis, and $50,000 in fiscal June 1998 to Steven Gilbert. Each of such individuals is an officer and director of the Company, except Mr. Gilbert, who is an employee and stockholder. These loans were due in fully amortizing biweekly installments (including interest at 7% per annum) through maturity on June 30, 2000, with the exception of the $240,000 loans to Messrs. Ciocia and Povinelli and the $72,000 loan to Ms. Travis, which have a maturity date of August 1, 2001. Since the beginning of the Company's fiscal year 2000, the maximum amounts outstanding for these loans were as follows: $53,515 and $61,294 for the fiscal 1997 and fiscal 1998 loans, respectively, made to Mr. Ciocia; $51,786 and $259,300 for the fiscal 1997 and fiscal 1998 loans, respectively, made to Mr. Povinelli; $39,642 and $78,388 for the fiscal 1997 and fiscal 1998 loans, respectively, made to Ms. Travis; and $45,368 for the fiscal 1998 loan made to Mr. Gilbert. During Fiscal 2000, the Company as a one-time bonus increased the salary of each of such individuals by the aggregate amount outstanding on these loans to such individual and applied such bonus to discharge in full such loans (See "Executive Compensation").

        During Fiscal 1999, the Company made additional loans for $302,066 to Mr.Povinelli, for $339,877 to Mr.Ciocia and for $228,589 to Ms. Travis. These loans are payable on demand and are interest-free. Since the beginning of Fiscal 2000, the maximum amounts outstanding on such loans were $116,046 for Mr. Povinelli, $339,877 for Mr. Ciocia, and $228,588 for Ms. Travis. As of June 30, 2000 the balances are $101,544 for Mr. Povinelli, $198,237 for Mr. Ciocia and $0 for Ms.Travis. Each of such individuals has pledged certain shares of his or her stock in the Company as collateral for these loans.

         From time to time the Company employs the professional services of Sacher & Co. P.C. The President of Sacher & Co. P.C. was the Chief Financial Officer of the Company until July 6, 2000. The amounts paid to Mr. Sacher in this capacity are set forth above in "Executive Compensation."

         Seth Akabas, is a partner in the law firm of Akabas & Cohen and also a director of the Company. Akabas & Cohen was paid $116,731 in Fiscal 2000 for legal services. Akabas & Cohen continues to provide legal services in Fiscal 2001.

         In July 2000, the Company borrowed $250,000 at 12% interest from Mysemia, a general partnership in which Seth Akabas is a general partner with a 1/3 interest. No interest or principal has been paid on such loan to date.

         The Company has made a loan to Steven Gilbert, a stockholder of the Company. The loan is for $100,000, with interest charged at 9% per annum, has received payments in Fiscal 2000 with a remaining balance at June 30, 2000 of $35,927.

         In addition, the Company holds a note receivable from Dominic Ciocia, the brother of the Company's Chief Executive Officer. The note receivable including accrued interest is for $118,000 with interest charged at 6% per annum. Subsequent to year-end, this note has been paid down by approximately $92,000.

Item 14. EXHIBITS LIST AND REPORTS ON FORM 8-K

(a)      Exhibits

        3.1 Registrant's Articles of Incorporation, as amended, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY.

        3.2. Registrant's Amended Articles of Incorporation, incorporated by reference to Exhibit A in the Registrant's Proxy Statement on Form14-A under the Securities Exchange Act of 1934, as amended, filed for the annual meeting held on June 22, 1999.

        3.3 Registrant's By-Laws, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640 -NY.

        10.1 1993 Joint Incentive and Non-Qualified Stock Option Plan of the Registrant, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY.

        10.2 1999 Joint Incentive and Non-Qualified Stock Option Plan of the Registrant, incorporated by reference to Exhibit B in the Registrant's Proxy Statement on Form 14-A under the Securities Exchange Act of 1934, as amended, filed for the annual meeting held on June 22, 1999.

        10.3 2000 Employee Stock Purchase Plan of the Registrant, incorporated by reference to Exhibit B in the Registrant's Proxy Statement on Form14-A under the Securities Exchange Act of 1934, as amended, filed for the annual meeting held on May 5, 2000.

        10.4 Stock Purchase Agreement dated November 19, 1998 among Registrant, North Shore Capital Management and North Ridge Securities Corp., incorporated by reference to Exhibit 1 on the Registrant's Current Report on Form 8-K, dated November 19, 1998.

        10.5 Non-competition Agreement dated November 19, 1998 among Registrant, Daniel Levy, and Joseph Clinard, incorporated by reference to Exhibit 2 on the Registrant's Current Report on Form 8-K, dated November 19, 1998.

        10.6 Employment Agreement dated November 19, 1998 between Daniel Levy and North Shore Capital Management Corp. and North Ridge Securities Corp., incorporated by reference to Exhibit 3 on the Registrant's Current Report on Form 8-K, dated November 19, 1998.

        10.7 Stock Option Agreement dated November 19, 1998 between Registrant and Daniel Levy, incorporated by reference to
                 Exhibit 4 on the Registrant's Current Report on Form 8-K, dated November 19, 1998.

        10.8 Consulting Agreement dated November 19, 1998 between Joseph Clinard and North Ridge Securities Corp., incorporated by reference to Exhibit 5 on the Registrant's Current Report on Form 8-K, dated
                 November 19, 1998.

        10.9 Stock and Asset Purchase Agreement dated April 5, 1999 among Registrant, Prime Financial Services, Inc., Prime Capital Services, Inc., Asset & Financial Planning, Ltd., Michael Ryan and Ralph Porpora, incorporated by reference to Exhibit 1 on the Registrant's Current Report on Form 8-K, dated April 5, 1999.

        10.11 Non-competition Agreement dated April 5, 1999 among Registrant, Prime Financial Services, Inc., Michael Ryan and Ralph Porpora, incorporated by reference to Exhibit 2 on the Registrant's Current Report on Form 8-K, dated April 5, 1999.

        10.12 Registration Rights Agreement dated April 5, 1999 among Registrant, Prime Financial Services, Inc., Michael Ryan and Ralph Porpora, incorporated by reference to Exhibit 3 on the Registrant's Current Report on Form 8-K, dated April 5, 1999.

        10.13 Limited Liability Company Interest Option Agreement dated April 5, 1999 between Registrant and Prime Financial Services, Inc., incorporated by reference to Exhibit 4 on the Registrant's Current Report on Form 8-K, dated April 5, 1999.

        21       List of  Subsidiaries.

        23       Consent of Arthur Andersen, LLP

        27       Financial Data Schedule

(b)      Reports on Form 8-K

                  None


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            GILMAN + CIOCIA, INC.


                            By: /s/ Thomas Povinelli
                             -----------------------------------------
                             Thomas Povinelli, Chief Operating Officer

         In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                               Date
-------------------------------------------------------------------

/s/ James Ciocia           Chief Executive Officer             October 13, 2000
---------------------------and President (principal            ----------------
James Ciocia               executive officer) and Director

/s/David D. Puyear         Chief Financial Officer,            October 13, 2000
---------------------------(principal financial officer        ----------------
David D. Puyear            and principal accounting officer)

 /s/ Thomas  Povinelli     Director                            October 13, 2000
---------------------------                                    ----------------
Thomas Povinelli

/s/ Kathryn Travis         Director                            October 13, 2000
---------------------------                                    -----------------
Kathryn Travis

/s/ Michael Ryan           Director                            October 13, 2000
---------------------------                                    ----------------
Michael Ryan

/s/Louis Karol             Director                            October 13, 2000
---------------------------                                    ----------------
Louis Karol

/s/ Seth Akabas            Director                            October 13, 2000
---------------------------                                    ----------------
Seth Akabas

INDEX                                                              Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                           F-2

FINANCIAL STATEMENTS:

Consolidated Balance Sheet                                         F-3

Consolidated Statements of Operations                              F-4

Consolidated Statements of Cash Flows                              F-5-6

Consolidated Statements of Stockholders' Equity                    F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         F-8-22

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Gilman + Ciocia, Inc.

We have audited the accompanying consolidated balance sheets of Gilman + Ciocia, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures to the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Gilman + Ciocia, Inc. and subsidiaries as of June 30, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                                            ARTHUR ANDERSEN LLP




                                                        /s/ ARTHUR ANDERSEN LLP
New York, New York
October 13, 2000

                   Gilman + Ciocia, Inc. and Subsidiaries
                        Consolidated Balance Sheets
                               As of June 30,
                                      ASSETS                                                2000                  1999
                                                                                            --------------  --------------
CURRENT ASSETS:

Cash and cash equivalents ................................................................   $  4,561,293    $  3,453,354
Marketable securities ....................................................................         73,044         316,937
Accounts receivable, net of allowance for doubtful accounts of
$187,500 and $87,500  as of June 30, 2000 and 1999, respectively..........................      6,355,115       3,585,518
Receivables from officers and stockholders, current portion ..............................        709,538         568,233
Prepaid expenses and other current assets ................................................      1,210,611         983,130
Income taxes receivable ..................................................................      3,134,824       1,460,259
Deferred tax assets ......................................................................        690,000         183,000
                                                                                              ------------- -------------
Total current assets .....................................................................     16,734,425      10,550,431
Property and equipment, net of accumulated depreciation of $3,397,927
and $2,420,785 as at June 30, 2000 and 1999, respectively ................................      4,423,455       2,372,174
Intangible assets, net of accumulated amortization of $3,172,897 and
$1,635,581 as of June 30, 2000 and 1999, respectively ....................................     21,260,307      17,387,317
Receivables from officers and stockholders, net of current portion .......................         17,590       1,570,964
Security deposits ........................................................................        658,818         374,348
Deferred tax asset .......................................................................            -            10,000
Other assets .............................................................................        810,583         733,746
                                                                                             ------------    -------------
                                Total assets .............................................   $ 43,905,178    $ 32,998,980
                                                                                             ------------    ------------
                                                                                             ------------    ------------
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt ..........................................................  $  9,112,734    $  1,695,529
 Accounts payable and accrued expenses ..........................................................     9,233,127       3,605,386
                                                                                                     ----------- --------------
                             Total current liabilities ..........................................    18,345,861       5,300,915
     Long-term debt - net of current portion ....................................................       826,476       2,738,124
     Deferred tax liability .....................................................................        20,000            --
                                                                                                     ----------- --------------
                                 Total liabilities ..............................................    19,192,337       8,039,039
                                                                                                     ----------- --------------
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY:
     Preferred stock - $.001 par value - shares authorized
        100,000; none issued and outstanding ....................................................           -               -
     Common stock - $.01 par value - shares authorized 20,000,000;
        8,030,834 shares and 7,508,266 shares issued and outstanding as of
        June 30, 2000 and 1999,respectively                                                              80,308          75,083
     Paid-in capital ............................................................................    23,812,621      19,890,577
     Deferred compensation ......................................................................       164,276         136,867
     Retained earnings ..........................................................................     1,772,766       5,785,858
                                                                                                     ----------- --------------
                                                                                                     25,829,971      25,888,385
     Less- treasury stock, at cost ..............................................................    (1,012,130)       (777,039)
     Note receivable for shares sold, stock subscriptions
         and accrued interest receivable ........................................................      (105,000)       (159,646)
     Unrealized gain on marketable securities, net of income taxes ..............................          --             8,241
                                                                                                     ----------- --------------
                            Total stockholders' equity ..........................................    24,712,841      24,959,941
                                                                                                     ----------- --------------
                    Total liabilities and stockholders' equity ..................................  $ 43,905,178    $ 32,998,980
                                                                                                   ------------- --------------
 The accompanying notes are an integral part of these consolidated balance sheets ...............  ------------- --------------

                                 Gilman + Ciocia, Inc. and Subsidiaries
                                 Consolidated Statements of Operations
                                     For the Years Ended June 30,

                                                                             2000                1999               1998
                                                                         ------------       --------------      -------------
Revenues:
     Tax preparation fees                                               $ 18,311,232        $ 14,305,544        $ 11,955,051
     Financial planning services                                          71,267,262          36,137,862          16,578,032
                                                                        -------------       --------------      -------------
          Total revenues                                                  89,578,494          50,443,406          28,533,083
                                                                        -------------       --------------      -------------
Operating expenses:
     Salaries and commissions                                             67,024,615          31,915,652          14,537,505
     General and administrative expenses                                  12,185,678           5,986,476           4,964,533
     Advertising                                                           9,156,079           3,873,580           2,732,867
     Brokerage fees & licenses                                             1,872,294             949,392               -
     Rent                                                                  3,613,146           2,480,067           2,037,117
     Depreciation and amortization                                         2,515,008           1,441,388             858,391
                                                                         ------------        ------------        ------------
          Total operating expenses                                        96,366,820         46,646,555          25,130,413
                                                                         ------------        ------------        ------------
           Operating income / (loss)                                     (6,788,326)         3,796,851           3,402,670
                                                                         ------------        ------------        ------------
Other income / (expense):

     Interest and investment income                                       1,412,990            129,041             107,953
     Interest expense                                                      (930,135)          (280,961)           (175,536)
     Other income                                                           145,379             56,212              83,068
                                                                         ------------        ------------        ------------

          Total other income (expense)                                      628,234            (95,708)             15,485
                                                                         ------------        ------------        ------------

Income / (loss) before provision (benefit) for income taxes                (6,160,092)          3,701,143           3,418,155

Provision / (benefit) for income taxes                                     (2,147,000)          1,520,000           1,406,810
                                                                         ------------        ------------        ------------

          Net  income (loss)                                             $(4,013,092)        $ 2,181,143         $ 2,011,345
                                                                         ------------        ------------        ------------
Net income / (loss) per share:                                           ------------        ------------        ------------

          Basic                                                           $  (0.53)            $    0.35          $      0.37
          Diluted                                                            (0.53)                 0.32                 0.32

Weighted average shares:
          Basic                                                           7,552,396            6,264,228            5,383,093
          Diluted                                                         7,552,396            6,917,436            6,315,345

                The accompanying notes are an integral part of these consolidated statements.

                                 Gilman + Ciocia, Inc. and Subsidiaries
                                 Consolidated Statements of Cash Flows
                                     For the Years Ended June 30,
                                                               2000              1999             1998
                                                             ------------------ ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                            $ (4,013,092)      $ 2,181,143      $ 2,011,345
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Compensation expense recognized in connection with the
reissuance of treasury stock and the issuance of stock
options                                                            57,859           184,927           61,831
   Depreciation and amortization                                2,515,008         1,441,388          858,391
   Deferred tax benefit                                          (477,000)          (42,000)        (124,000)
   (Gain) loss on sale of marketable securities                  (979,489)             (342)          16,213
   Amortization of deferred and other compensation expense        946,984           458,332          162,477
   Provision (recovery) for doubtful accounts                     142,714          (100,000)         100,000
   Interest on stock subscriptions                                      -           (10,801)         (13,546)
   Changes in:
      Accounts receivable                                      (2,828,368)          612,662       (1,141,576)
      Prepaid expenses and other current assets                  (129,151)         (743,382)        (180,974)
      Advances to financial planners                             (122,060)          133,039          (87,500)
      Security deposits and other assets                         (315,579)          (64,965)         (53,783)
      Accounts payable and accrued expenses                     4,636,655          (284,712)          33,883
      Income taxes payable                                     (1,551,927)         (162,889)          94,689
                                                               ---------------- ----------------  -----------
           Net cash (used in) provided by operating activities (2,117,446)        3,602,400        1,737,450
                                                               ---------------- ----------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                           (1,818,944)         (751,394)        (772,930)
Cash payments for acquisitions -net of cash acquired           (1,359,288)       (6,711,608)        (145,176)
Marketable securities                                               9,025           (97,272)        (105,172)
Deferred acquisition costs                                              -                 -          (54,955)
Proceeds from sale of investments                               1,215,141                 -          236,975
Loan repayments from officers and stockholders                    716,680           385,819          273,813
Loans to officers and stockholders                               (124,002)       (1,232,180)        (631,228)
                                                                --------------- -------------     -----------
          Net cash used in investing activities                (1,361,388)       (8,406,635)      (1,198,673)
                                                                --------------- -------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of treasury stock                                    (257,385)         (136,116)        (179,123)
Proceeds from bank and other loans                             10,505,100         8,500,000        3,000,000
Payments of bank and other loans                               (6,209,021)       (4,786,371)      (4,401,487)
Proceeds from the sale of common stock
   and exercise of stock options and warrants                     464,876         2,974,245           54,125
Proceeds from stock subscriptions                                  83,203                 -           87,869

Incurrence of deferred registration costs                               -                 -         (314,819)
                                                                --------------- -------------     -----------
        Net cash provided by (used in) financing activities     4,586,773         6,551,758       (1,753,435)
                                                                ---------------------------------------------
         Net increase (decrease) in cash                        1,107,939         1,747,523       (1,214,658)
CASH, and cash equivalents beginning of year                    3,453,354         1,705,831        2,920,489
                                                               ---------------- -------------     -----------
CASH, and cash equivalents end of year                        $ 4,561,293       $ 3,453,354      $ 1,705,831
                                                               ================ ================ ================
                                                               ================ ================ ================
                The accompanying notes are an integral part of these consolidated statements.

                                          Gilman & Ciocia, Inc. and Subsidiaries
                                     Consolidated Statements of Cash Flows - Continued
                                           For the years ended June 30,
                                                                                2000               1999              1998
-------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the year for-

         Interest                                                                $ 792,859          $ 280,961        $ 188,592
         Income taxes                                                              784,962          2,267,011        1,297,320

    Noncash transactions-

         Liquidation of investment in partnership into
            marketable securities                                                        -                  -          110,793
         Reissuance of treasury stock at fair value                                 22,294            143,859           32,897
    Issuance of common stock as consideration in business combination            3,220,018          9,420,995                -
         Exercise of stock options                                                 105,000              2,412                -
         Capital leases                                                          1,209,478                  -                -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES:

    Details of business combinations:
    Fair value of assets acquired                                                5,410,306         21,424,445          145,176
    Less: Liabilities assumed                                                            -         (4,039,411)               -
               Stock issued                                                     (4,051,018)        (9,420,995)               -
                                                                                -----------        -----------         --------
    Cash paid for acquisitions                                                   1,359,288          7,964,039          145,176
    Cash acquired in acquisitions                                                        -         (1,252,431)               -
                                                                                -----------        -----------         --------

    Net cash paid for acquisitions                                             $ 1,359,288        $ 6,711,608        $ 145,176
                                                                                -----------        -----------         --------
                                                                                -----------        -----------         --------
                The accompanying notes are an integral part of these consolidated statements.

                                                                 Gilman & Ciocia, Inc. and Subsidiaries
                                                                Consolidated Statements of Stockholders' Equity
                                                                For the years ended June 30, 2000, 1999 and 1998

                                                Common Stock
                                                ----------------------           Paid-In         Deferred         Retained
                                                Shares          Amount           Capital         Compensation     Earnings
                                             -----------------------------------------------------------------------------

Balance at July 1,1997                        $  5,578,913    $     55,789    $  6,231,555      $      -      $  1,593,369

Payments received on stock

Purchase of treasury stock

Reissuance of treasury stock                                                        28,934

Issuance of common stock on exercise
of stock options                                    28,000             280          53,845

Accrued interest income

Amortization of deferred compensation                                                               52,993

Income tax benefit on exercise of
stock options                                                                       63,000

Comprehensive income:

  Unrealized loss on marketable securities

Net income                                                                                                      2,011,346
-------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                                      2,011,346
-------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                         5,606,913    $     56,069    $  6,377,334    $     52,993   $  3,604,715
=========================================================================================================================
Balance at July 1, 1998                          5,606,913    $     56,069    $  6,377,334    $     52,993   $  3,604,715

Purchase of treasury stock

Reissuance of treasury stock                                                        86,067

Issuance of common stock on
exercise of stock options                          372,227           3,722         361,529

Issuance of common stock upon
exercise of warrants-net                           700,852           7,009       2,556,986

Issuance of common stock upon
business combinations                              793,774           7,938       9,413,056

Accrued interest income

Amortization of deferred compensation                                                               83,874

Shares  issued upon settlement of
litigation                                          34,500             345         138,605

Income tax benefit upon exercise of
stock options                                                                      957,000

Comprehensive income:

   Unrealized gain on marketable securities

Net income                                                                                                     2,181,143
-------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                                     2,181,143
-------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                         7,508,266    $     75,083    $ 19,890,577    $    136,867   $ 5,785,858
=========================================================================================================================
                                The accompanying notes are an integral part of these consolidated statements.

                                                           Gilman & Ciocia, Inc. and Subsidiaries
                                                    Consolidated Statements of Stockholders' Equity-Continued
                                                           For the years ended June 30, 2000, 1999 and 1998


                                                                      Stock         Accumulated       Total
                                              Treasury Stock    Subcriptions/Note    Other         Stockholders'
                                              --------------      Receivable for    Comprehensive     Equity
                                              Shares   Amount       Shares Sold      Income
                                              -----------------------------------------------------------------
Balance at July 1, 1997                        157,433  $(638,556)   $ (223,168)    $   -          $ 7,018,989

Payments received on stock                                               87,869                         87,869

Purchase of treasury stock                      60,700   (179,123)                                    (179,123)

Reissuance of treasury stock                    (6,818)    32,897                                       61,831

Issuance of common stock on
exercise of stock options                                                                               54,125

Accrued interest income                                                 (13,546)                       (13,546)

Amortization of deferred compensation                                                                   52,993

Income tax benefit on exercise of
stock options                                                                                           63,000

Comprehensive income:
 Unrealized loss on marketable securities                                          (86,903)            (86,903)

Net income                                                                                            2,011,346
---------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                         (86,903)           1,924,443
---------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                        211,315   $ (784,782) $(148,845) $ (86,903)          $9,070,581
===============================================================================================================
Balance at July 1, 1998                         211,315   $ (784,782) $(148,845) $ (86,903)          $9,070,581

Purchase of treasury stock                       16,400     (136,116)                                  (136,116)

Reissuance of treasury stock                    (28,070)     143,859                                    229,926

Issuance of common stock on
exercise of stock options                                                                               365,251

Issuance of common stock upon
exercise of warrants-net                                                                               2,563,995

Issuance of common stock upon
business combinations                                                                                  9,420,994

Accrued interest income                                                 (10,801)                        (10,801)

Amortization of deferred compensation                                                                    83,874

Shares  issued upon settlement of
litigation                                                                                              138,950

Income tax benefit upon exercise of
stock options                                                                                           957,000

Comprehensive income:

   Unrealized gain on marketable securities                                          95,144              95,144

Net income                                                                                            2,181,143
---------------------------------------------------------------------------------------------------------------
Total comprehensive income                                    95,144                                  2,276,287
---------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                         199,645   $(777,039) $(159,646)  $   8,241          $24,959,941
================================================================================================================
                        The accompanying notes are an integral part of these consolidated statements.

                                                           Gilman & Ciocia, Inc. and Subsidiaries
                                                  Consolidated Statements of Stockholders' Equity - Continued
                                                        For the years ended June 30, 2000, 1999 and 1998


                                              Common Stock
                                              ---------------      Paid-In        Deferred        Retained
                                             Shares    Amount      Capital        Compensation    Earnings
                                         -----------------------------------------------------------------
Balance at July 1, 1999                   7,508,266  $ 75,083   $ 19,890,577    $  136,867     $5,785,858

Purchase of treasury stock

Re-issuance of treasury stock                                          8,156

Issuance of common stock on
exercise of stock options                   107,081     1,071        568,805

Issuance of common stock upon
business combinations                       385,487     3,854      3,216,164

Amortization of deferred compensation                                                27,409

Shares  issued upon settlement of
litigation                                   30,000       300          6,281

Income tax benefit upon exercise
of stock options                                                     122,638

Payment/write-off of stock
subscriptions receivable

Issuance of note receivable for
shares sold

Comprehensive income:

     Unrealized gain on marketable securities

Net loss                                                                                    (4,013,092)
-------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                  (4,013,092)
-------------------------------------------------------------------------------------------------------
Balance at June 30, 2000                 8,030,834  $  80,308    $ 23,812,621    $  164,276 $ 1,772,766
=======================================================================================================
                The accompanying notes are an integral part of these consolidated statements.

                                                       Gilman & Ciocia, Inc. and Subsidiaries
                                                Consolidated Statements of Stockholders' Equity - Continued
                                                       For the years ended June 30, 2000, 1999 and 1998

                                                                  Stock
                                                             Subscriptions/     Accumulated
                                      Treasury Stock             Note              Other           Total
                                     -----------------       Receivable for    Comprehensive    Stockholders'
                                      Shares     Amount       Shares Sold         Income            Equity
                                     ----------------------------------------------------------------------
Balance at July 1, 1999              199,645  $ (777,039)     $  (159,646)      $ 8241         $ 24,959,941

Purchase of treasury stock            52,600    (257,385)                                         (257,385)

Re-issuance of treasury stock         (4,350)     22,294                                            30,450

Issuance of common stock on
exercise of stock options                                                                          569,876

Issuance of common stock upon
business combinations                                                                            3,220,018

Amortization of deferred compensation                                                               27,409

Shares  issued upon settlement of
litigation                                                                                           6,581

Income tax benefit upon exercise
of stock options                                                                                   122,638

Payment/write-off of stock
subscriptions receivable                                          159,646                          159,646

Issuance of note receivable for
shares sold                                                      (105,000)                        (105,000)

Comprehensive income:

     Unrealized gain on marketable securities                                   (8,241)             (8,241)

Net loss                                                                                        (4,013,092)
-----------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                      (4,013,092)
-----------------------------------------------------------------------------------------------------------
Balance at June 30, 2000                           247,895   $ (1,012,130)   $(105,000) $  -   $ 24,712,841
===========================================================================================================
                The accompanying notes are an integral part of these consolidated statements.

                     Gilman + Ciocia, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

1.  ORGANIZATION AND
    NATURE OF BUSINESS
    ------------------

Business
--------

Gilman + Ciocia, Inc. and subsidiaries (the "Company" or "G+C"), which is incorporated in Delaware, provides income tax preparation and financial planning services to individuals and businesses. The Company has six active wholly owned subsidiaries, Prime Capital Services, Inc ("PCS") and North Ridge Securities, Inc. ("North Ridge") which are registered broker-dealers pursuant to the provisions of the Securities Exchange Act of 1934; Prime Financial Services, Inc. ("PFS") and North Shore Capital Management, Inc. ("North Shore"), which manage PCS and North Ridge, respectively, as well as sell life insurance and fixed annuities; Asset and Financial Planning, Ltd. ("AFP"), an asset management business; and e1040.com, Inc. ("e1040") an internet tax preparation business.

The Company has experienced, during the year ended June 30, 2000, a net loss of $4,013,092 and negative cash flow from operations of $2,117,446. The Company has fallen out of compliance with two covenants of its credit facility with Merrill Lynch and has accordingly classified this debt within current liabilities resulting in a working capital deficit of $1,611,437 as of June 30, 2000. The Company has reached an agreement in principal with two financial institutions that will issue replacement credit facilities. These facilities, which are expected to close in the second quarter of Fiscal 2001, total more than $12,000,000, will mature over 1-5 years and will bear competitive market interest rates. Based on several management disciplines introduced to better manage and increase profitability, in combination with the continued growth in financial planning and tax preparation revenues, the Company expects to increase income and cash flows from operations in the future.

2.  SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES
    -------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of all wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

Reclassifications
-----------------

Certain prior years' numbers have been reclassified to conform with current year presentation.

Use of Estimates
----------------

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

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include investments in money market funds and are stated at cost, which approximates market value.

Marketable Securities
---------------------

The Company has classified its short-term investments in debt instruments as available for sale securities that are reported at fair value with unrealized gains and losses included in stockholders' equity or earnings, respectively. Realized gains and losses are charged to the statement of operations as realized.

Other Investments
-----------------

The Company has three investments in which it exercises significant influence, 40% - 50%, these investments are accounted for by the equity method, whereby the Company recognized its appropriate share of such entity's net income or loss. The Company's share of the net income (loss) of approximately $31,000 ($6,000), and $25,000 for June 30, 2000, 1999 and 1998 respectively, is included in other income.

Property and Equipment
----------------------

Property and equipment are carried at cost. Depreciation and amortization are determined using straight-line or accelerated methods over the estimated useful lives of the assets or, for leasehold improvements, over lease terms which range from one to seven years.

Intangible Assets
-----------------

Intangible assets represent the identifiable intangible assets and goodwill in connection with the acquisitions of income tax businesses, broker-dealers, related covenants not to compete, customer lists and others. Amortization expense is computed on a straight-line basis over a period of five to twenty years, and amounted to $1,537,309, $814,683 and $354,649 for the years ended June 30, 2000, 1999 and 1998, respectively.

During fiscal 2000, 1999 and 1998, the Company acquired intangible assets valued at approximately $5,410,300, $21,424,400 and $145,000, respectively.

Website Development Costs
-------------------------

In accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," as well as Emerging Issues Task Force ("EIFT') 00-02, "Accounting for Website Development Costs," the Company capitalized costs incurred in the application development stage related to the development of its website in the amount of $280,780 and $0 in fiscal year 2000 and 1999, respectively. Amortization expense is computed on a straight-line basis over a period of three years, the expected useful life, and amounted to $45,797 for the year ended June 30, 2000 (Note 5).

Long Lived Assets
-----------------

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

Deferred Rent
-------------

Certain of the Company's lease agreements provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than initial occupancy. Provision has been made for the excess of operating lease rental expense, computed on a straight-line basis over the lease term, over cash rentals paid.

Revenue Recognition
-------------------

The Company recognizes all revenues associated with income tax preparation and direct mail services upon completion of the services. Financial planning services include securities and other transactions, and the related commission revenue and expenses are recognized on a trade date basis. Commission revenue and expenses on sales of life insurance policies are recognized when the policies are effective.

Advertising
-----------

Costs to develop direct-mail advertising are accumulated and expensed upon the first mailing of such advertising in accordance with SOP No. 93-7 "Reporting on Advertising Costs." Costs to develop tax season programs and associated printing and paper costs are deferred in the first and second fiscal quarters and expensed in the third fiscal quarter upon the first use of such advertisement in the advertising programs.

Income Taxes
------------

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

Stock-based Compensation
------------------------

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

Net Income (Loss) Per Share
---------------------------

Net income (loss) per common share amounts ("basic EPS") are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding and exclude any potential dilution. Net income (loss) per common share amounts assuming dilution ("diluted EPS") are computed by reflecting potential dilution from the exercise of stock options and warrants (Note 11).

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and borrowings, approximated fair value as of June 30, 2000 because of the relatively short-term maturity of these instruments and their market interest rates.

Concentration of Credit Risk
----------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist of trade receivables. The majority of the Company's trade receivables are commissions earned from providing financial planning services that include securities/brokerage services, insurance and mortgage agency services. As a result of the diversity of services and markets as well as, the wide variety of customers, the Company does not consider itself to have any significant concentration of credit risk.

Comprehensive Income (Loss)
---------------------------

The Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires the disclosure of comprehensive income to reflect changes in equity that result from transactions and economic events from non-owner sources. Included in comprehensive income is unrealized gain (loss) on marketable securities of ($8,241), $95,144, and ($86,903) for the years ended June 30, 2000, 1999, and 1998, respectively.

Segment Disclosure
------------------

The FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires entities to disclose financial and detailed information about their operating segments in a manner consistent with internal segment reporting used by the Company to allocate resources and assess financial performance (Note 13).

New Accounting Pronouncements
-----------------------------

In March 2000, FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44") was issued and is effective July 1, 2000. FIN 44 clarifies the application of APB No. 25, "Accounting for Stock Issued to Employees," with respect to the definition of an employee, the criteria for non-compensatory plans, the consequences of modifying previous awards and the exchange of stock compensation awards in business combinations. No impact to the Company is expected under this interpretation.

In December 1999, the Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The effective date of SAB 101 was delayed and SAB 101 will be effective for the Company in the fourth quarter of fiscal 2001. The Company currently believes that its revenue recognition policy is consistent with the guidance of SAB 101.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000, effective for the Company's fiscal year ending June 30, 2001. However, in June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 delays the effective date of SFAS 133, which will now be effective for the

Company's fiscal year ending June 30, 2002. SFAS 133 requires companies to record derivative instruments as assets or liabilities, measured at fair value. The recognition of gains or losses resulting from changes in the values of those derivative instruments is based on the use of each derivative instrument and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company does not anticipate that the implementation of SFAS 133 will have a material impact on the consolidated financial statements.

3. BUSINESS COMBINATIONS
  ----------------------

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

On April 5, 1999 the Company consummated the acquisition of all of the issued and outstanding capital stock of PCS and AFP. A newly formed subsidiary of the Company acquired certain assets of PFS pursuant to a Stock and Asset Purchase Agreement. PCS, AFP and PFS are collectively hereinafter referred to as Prime.

The Company delivered at the closing of this acquisition 751,004 shares of its Common Stock (the "Purchase Shares'), for all the outstanding shares of the common stock of PCS and AFP and for the assets acquired from PFS. The amount of Purchase Shares may be adjusted downward, if the 1999 adjusted pre-tax profits of Prime fails to meet certain targets set forth in the Purchase Agreement. The purchase method of accounting was used to record the transaction.

Throughout fiscal 2000, the Company acquired five financial planning practices with a valuation of $2,155,000, and seventeen tax practices with a valuation of $5,323,000. The acquisitions were made in both cash and stock or all stock. The purchase price is usually determined on the basis of their historical revenue stream; however, the purchase value may be adjusted downward, if the 2000 adjusted pretax profits fail to meet certain revenue targets as set forth in the purchase agreements. In fiscal 2000, the Company recorded $5,410,306 as the measurable fair value of the assets acquired with the balance recorded in 2001 and 2002 if performance targets are met in accordance with the purchase agreements.

The pro forma results for fiscal 2000, assuming the acquisitions had been made at the beginning of the fiscal year, would not be materially different from reported results. Unaudited pro forma results for fiscal 1999 and fiscal 1998 are as follows:

                                                G&C             NSR             Prime           Pro Forma
                                                ---------------------------------------------------------
                Fiscal 1999
Revenues                                        $36,491,000     $5,529,000      $24,993,000     $67,013,000
Net Income                                      $1,110,000       $42,000         $982,000       $2,134,000
Income per share of common stock-basic          $0.18                                           $0.30
Income per share of common stock-diluted        $0.16                                           $0.28
Weighted average shares outstanding-basic       6,264,228                        751,000        7,015,228
Weighted average shares outstanding-diluted     6,917,430                        751,000        7,668,436

                Fiscal 1998

Revenues                                        $28,533,000     $6,016,000      $15,562,000     $50,511,000
Net Income                                      $2,011,000      ($324,000)        $181,000      $1,868,000
Income per share of common stock-basic          $0.37                                           $0.30
Income per share of common stock-diluted        $0.32                                           $0.26
Weighted average shares outstanding-basic       5,383,093                        751,000        6,134,093
Weighted average shares outstanding-diluted     6,315,345                        751,000        7,066,345



4.  RECEIVABLES FROM OFFICERS AND STOCKHOLDERS
    ---------------------------------------------
Receivables from officers and stockholders consist of the following as of June 30:

                                                                                     2000               1999
                                                                                     -----------------  ------------------

Notes  receivable  from  officers of the Company that are due in  aggregate  bi-
weekly  installments  at 7%.                                                          $     -           $ 733,090 a
Demand loans to officers                                                               326,633 a          689,512 a
Notes  receivable  from  stockholders  of the  Company.  Interest is charged
with rates between 6% and 10% per annum.                                               299,299            431,574
Other                                                                                  101,196            285,021
                                                                                    ----------------  ------------------
                                                                                       727,128          2,139,197

Less-  Current portion                                                                 709,538            568,233
                                                                                    ----------------  ------------------
Long-term portion                                                                    $ 17,590          $1,570,964
                                                                                    =================  ==================

(a) The officers have pledged their stock in the Company as collateral for these loans.

Interest Income from officers and stockholders was approximately $60,000, $82,000 and $21,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

5.       PROPERTY AND EQUIPMENT, NET
------------------------------------

        Major classes of property and equipment consist of the following as of June 30:

                                                                             2000               1999
                                                                             -----------------  ------------------
        Buildings                                                            $ 405,867           $ 626,864
        Equipment                                                            4,589,851           3,330,151
        Furniture and fixtures                                               574,148             495,175
        Leasehold improvements                                               793,040             340,769
        Software                                                             280,780                   -
        Capital Leases                                                       1,177,696                 -
                                                                             -----------------  ------------------
                                                                             7,821,382           4,792,959
        Less- Accumulated depreciation and amortization                      3,397,927           2,420,785
                                                                             -----------------  -------------------
                                                                             $4,423,455          $2,372,174
                                                                             =================  ==================

Depreciation expense for property and equipment was $977,141, $604,724 and $503,655 for the years ended June 30, 2000, 1999 and 1998, respectively.

6.       INTANGIBLE ASSETS
        -------------------
        Intangible assets consist of the following as of June 30:

                                                                           2000               1999
                                                                           -----------------  ------------------
        Customer Lists                                                       $10,063,224          $4,652,918
        Broker-Dealer Registration                                            200,000             200,000
        Non-Compete Contracts                                                 800,000             800,000
        House Accounts                                                        900,000             900,000
        Administrative Infrastructure                                         700,000             700,000
        Independent Contractor Agreements                                   5,700,000           5,700,000
        Goodwill                                                            6,069,980           6,069,980
                                                                            -----------------  ------------------
                                                                            24,433,204          19,022,898
        Less- Accumulated amortization                                       3,172,897           1,635,581
                                                                            -----------------  ------------------
                                                                           $21,260,307         $17,387,317
                                                                            =================  ==================

Amortization expense is computed on a straight-line basis over periods of five to twenty years, and amounted to $1,537,316, $814,683 and $354,649 for the years ended June 30, 2000, 1999 and 1998, respectively.

7.       DEBT
       --------

Debt consists of the following as of June 30:
                                                                           2000               1999
                                                                           -----------------  ------------------
Merrill Lynch facility (a)                                                 $7,208,052         $    -
Bank line of credit (b)                                                           -             4,000,000
Unsecured promissory notes (c)                                              1,250,000             -
Notes payable for client settlements, payable over periods of 3-5
  years at varying interest rates between 9% to 10%                           271,680           304,141
Capitalized lease obligations (note 8)                                      1,209,478           129,512
                                                                           -----------------  ------------------
                                                                            9,939,210           4,433,653
        Less:  Current portion                                              9,112,734           1,695,529
                                                                           -----------------  ------------------

                                                                            $ 826,476          $2,738,124
                                                                           =================  ==================

(a) The Company has a $10,000,000 credit facility with Merrill Lynch. This facility consists of three separate loans as follows: a line of credit of $4,000,000 and two revolver loans that total $6,000,000. The interest rate on the line of credit is 30-day commercial paper rate plus 2.9%. The interest rate on the two revolver loans is the 30-day commercial paper rate plus 3.15%. The terms of the two revolving loans are sixty months, while the line of credit expired on June 30, 2000. Both facilities are secured by a pledge of all of the business assets of the Company and guaranteed by each of the three principal officers of the Company up to $1,750,000. The outstanding principal and interest balance at June 30, 2000 under the credit facility is $7,255,101. The loan agreements contain certain negative covenants that require the Company to maintain, among other things, specific minimum net tangible worth and maximum debt to tangible net worth. The Company has fallen out of compliance with two covenants, and, accordingly, has classified all debt due to Merrill Lynch as a current liability. As a result of the default, on June 15, 2000, Merrill Lynch elected to forbear from exercising its remedies under the loan documents until November 30, 2000 in order to allow the Company to seek a replacement credit facility. The Forbearance agreement entered into between Merrill Lynch and the Company obligates the Company to pay every two weeks a minimum of $30,000 together with a monthly payment equal to 5% of the Company's monthly collections. Principal and interest payments are required to continue to be paid in accordance with the terms of the original debt agreements. The agreement further requires that proceeds from specific liquidations and collections go to Merrill Lynch to pay-down principal. In addition, the Company will pay Merrill Lynch $250,000 on October 16, 2000 and November 15, 2000. The Company has reached an agreement in terms with two institutions that will issue replacement facilities. These facilities are expected to close in the second quarter of Fiscal 2001, totaling more than $12,000,000.
(b) The line of credit facility provided for borrowings up to $8,000,000; with $4,500,000 of the facility to support the Company's working capital needs, with a rate of interest at prime plus 1.5% and a maturity date of November 30, 1999; and the $3,500,000 balance, to fund new acquisitions, with a rate of interest charged at prime plus 1.5% and a maturity date of October 31, 2001. This line of credit was fully repaid and expired during fiscal 2000.
(c) Represent non-negotiable unsecured promissory note of $1,000,000 and an unsecured demand note of $250,000; both bearing interest rates of 12% per year. The promissory note is due June 30, 2000 and the demand note is callable after September 15, 2000.

8. CAPITAL LEASE OBLIGATIONS
   -------------------------

The Company is the lessee of certain equipment under capital leases expiring through 2005. The assets and liabilities under capital leases are carried at the lower of the present value of minimum lease payments or the fair market value of the asset. The assets are depreciated over the shorter of their estimated useful lives or their respective lease terms. Depreciation of assets under capital leases is included in depreciation expense for the year ended June 30, 2000.

Minimum future lease payments under capital leases as of June 30 are as follows:

                2001                            $       436,418
                2002                                    389,231
                2003                                    324,719
                2004                                    183,519
                2005                                    128,452
                                                   ------------
                                                      1,462,339
Less: Amount representing finance charges               252,861
                                                   ------------
Present Value of net minimum lease payments      $    1,209,478

Capital equipment leases have the lease rate factor (finance charge) built in to the monthly installment and range between 8.25% to 11.7%.

9.  COMMITMENTS AND CONTINGENCIES
    -----------------------------

Leases
------

The Company is obligated under various non-cancelable lease agreements for the rental of office space through 2009. The lease agreements for office space contain escalation clauses based principally upon real estate taxes, building maintenance and utility costs. The following is a schedule by fiscal year of future minimum rental payments required under operating leases as of June 30, 2000:
                        2001            $       3,645,028
                        2002                    2,874,986
                        2003                    2,094,022
                        2004                    1,566,756
                        2005                      968,585
                   Thereafter                   1,381,051

                                        $      12,530,428
                                        -----------------
                                        -----------------

Rent expense for the fiscal years ended June 30, 2000, 1999 and 1998 was $3,613,146, $2,480,067 and $2,037,117, respectively.

Professional Liability or Malpractice Insurance
-----------------------------------------------

The Company does not maintain any professional liability or malpractice insurance policy. Although the Company believes it complies with all applicable laws and regulations, no assurance can be given that the Company will not be subject to professional liability or malpractice suits.

Clearing Agreements
-------------------

The Company is a party to clearing agreements with unaffiliated correspondent brokers, which state that the Company will assume customer obligations should a customer default. At June 30, 2000, approximately $100,000 of cash is held as a deposit requirement by the correspondent brokers.

Net Capital Requirements
------------------------

PCS and North Ridge are subject to the SEC's Uniform Net Capital Rule 15c 3-1 [PCS] and 15c 3-3 [North Ridge], which require the maintenance of minimum regulatory net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed the greater of 15 to 1 or $100,000 and $25,000, respectively. At June 30, 2000, PCS and North Ridge had net capital of $934,720 and $122,486, which was $643,168 and $97,486 in excess of its required net capital of $291,552 and $25,000, respectively.

Financial Instruments with Off-Balance Sheet Risk
-------------------------------------------------

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

Litigation
----------

In April 1998, an investment banker and its assignee, instituted a suit in the U.S. District Court in Austin Texas, demanding issuance, collectively, of 100,000 warrants to purchase the Company's common stock at $5.13 per share (alleged to have been issuable under an investment banking agreement pursuant to which the investment banker was to have provided investment banking services to the Company), as well as attorney's fees and exemplary damages. This action was settled in December 1998 in a settlement agreement under which the Company issued warrants to purchase an aggregate of 85,000 shares of the Company's common stock and agreed to reimburse its Executive Vice President for the transfer of an aggregate of 12,500 shares to the complainants. The Company subsequently exchanged the warrants for an aggregate of 34,500 shares of common stock. Expense of $139,000 was recognized in fiscal year 1999 relating to the 34,500 shares of common stock.

In August 1998, a legal action was instituted against the Company pertaining to a wrongful death matter allegedly sustained in a Company automobile more than twelve years ago. The complainant (an insurance company) seeks indemnification in the amount of up to $3.5 million. The allegations in the complaint are based upon a $1.7 million payment made by the complainant (former defendant to a suit with another insurance company) plus an additional $1.8 million payment for which complainant ultimately may be held liable for payments made by the other insurance company. On January 29, 1999, the complainant filed a motion for summary judgment and on February 19, 1999, the Company filed a cross-motion for summary judgment. The court has not yet made a ruling on either of the motions. However, in October 2000, in an action to determine the liability allocation between the two insurance companies that made payments related to the automobile accident, the other insurance company was ordered to pay the complaintant $857,000 plus interest. This payment should reduce the complainant's total indemnification claim against the Company to an amount less than $900,000.

In July 1999, a lawsuit was initiated against the Company by Euromarket Advisory, Inc., demanding the issuance of 150,000 warrants to purchase the Company's common stock at $5.13 per share (alleged to have been issuable under a consulting agreement pursuant to which the consultant was to have provided consulting services to the Company). This action was settled in April 2000 in a settlement agreement under which the Company issued an aggregate of 30,000 shares of the newly issued common stock of the Company. The expense associated with this settlement had been accrued during Fiscal 1999.

The Company is also engaged in other lawsuits in the ordinary course of business that it believes will not have a material effect on its financial position.

Payroll Taxes
-------------

The Company annually provides its employees with Form W-2 and its outside consultants with Form 1099 in accordance with tax law and industry practices. While the Company has not experienced any federal or state payroll tax audits, should a taxing authority assert that an outside consultant is an employee, employment taxes and other amounts might be assessed. The Company believes that it is unlikely that any such audit would have a material effect on its consolidated financial position, results of operations or cash flows.

10.  STOCKHOLDERS' EQUITY
     --------------------

Warrants
--------

During Fiscal 1999, outstanding warrants, in connection with the Initial Public Offering in 1994, of 558,709 were registered and the corresponding shares sold resulting in net proceeds of $2,563,995 to the Company.

Stock Option Agreements and Stock Option Plans
----------------------------------------------

The Company has granted stock options to employees, directors and consultants pursuant to individual agreements or to its incentive and non-qualified stock option plans.

In September 1993, the Company's Board of Directors and Stockholders adopted the Company's Joint Incentive and NonQualified Stock Option Plan (the "Option Plan"). The Option Plan provides for the granting, at the discretion of the Board of Directors, of: (i) options that are intended to qualify as incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to employees and (ii) options not intended to so qualify to employees, officers and directors. The total number of shares of common stock for which options may be granted under the Option Plan is 816,000 shares. The number of shares granted, prices, terms of exercise, and expiration dates are determined by the Board of Directors. The Plan will terminate in September 2003. During Fiscal 2000, options totaling 395,998 were granted under this Option Plan and of these options 87,833 were exercised. At June 30, 2000, all of the 816,000 options have been granted, 432,612 have been exercised and 75,223 have expired.

On April 20, 1999, the Board of Directors of the Company adopted the Company's 1999 Common Stock and Incentive and Non-Qualified Stock Option Plan (the "Plan"), pursuant to which the Company may grant options to purchase up to an aggregate of 300,000 shares. The Plan was approved by the Company's stockholders on June 22, 1999, such options may be intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended ("Incentive Options"), or they may be intended not to qualify under such Section ("Non-Qualified Options").

In Fiscal 2000, the Company granted options to purchase 229,877 shares under the Plan, with 70,123 options remaining to be granted under this program. None of the shares granted are exercised or expired at June 30, 2000.

The Company charged earnings for compensation expense of $27,409, $83,874 and $52,993 for the years ended June 30, 2000, 1999 and 1998 respectively, in connection with the issuance of stock options.

The table below summarizes plan and nonplan stock option activity:

                                                              Weighted
                                                              Average
                                Number of                     Exercise
                                Shares                        Price
                                ----------------              ---------------
Outstanding, July 1, 1997       1,366,002                      $  3.59

Granted                         1,748,000                         9.18
Exercised                        (28,000)                         1.93
Canceled                        (250,000)                         5.13
                                ----------------               ---------------
Outstanding, June 30, 1998      2,836,002                         6.92

Granted                           525,500                         8.59
Exercised                        (560,779)                        3.16
Cancelled                        (75,223)                         3.07
                                -----------------
Outstanding, June 30, 1999      2,725,500                         8.12

Granted                           941,205                         8.64
Exercised                         (87,833)                        4.78
Cancelled                         (85,000)                        5.13
                                -----------------
Outstanding, June 30, 2000       3,493,872                      $ 8.36
                                -----------------
                                -----------------
Exercisable, June 30, 1998         845,000                      $ 3.54
Exercisable, June 30, 1999         522,000                      $ 3.82
Exercisable, June 30, 2000       1,952,167                      $ 7.40


The weighted average fair value of options granted during the years ended June 30, 2000, 1999 and 1998 are $4.61, $5.72 and $5.41 per option, respectively.

Options outstanding and exercisable at June 30, 2000 and related weighted average exercise price and life information follows:


                    Options Outstanding              Options Exercisable
                    ----------------------------------------------------

Fiscal Year  Shares           Price      Shares         Price   Remaining Life
Grant Date                                                         Life (Years)
-------------------------------------------------------------------------------
 1995       340,000          $ 3.50      340,000        $ 3.50        6

 1996         -                 -           -             -          -

 1997       135,500            2.75      135,500         2.75         3

 1998     1,636,667            9.43      1,476,667       8.73         7

 1999       440,500            9.26      -                -           4

 2000       941,205            8.64      -                -           4
          -----------                   -----------
 Total     3,493,872                     1,952,167
 ------===============------------------==================----------------------


The  Company  has  adopted  the  disclosure-only  provision  of  SFAS  No.  123.

Accordingly, no compensation cost has been recognized for the employee stock options. Had compensation cost for the Company's employee stock options been determined (based on the fair value at the grant date for options granted since July 1, 1995 consistent with the provisions of SFAS No. 123), the Company's net income or loss and earnings or loss per share would have been reduced to the pro forma amounts indicated below:

                                                                 Years ended June 30,
                                                  2000                  1999                  1998
                                                  ----                  ----                  ----
Net (loss) income , as reported               $  (4,013,092)   $   2,181,143          $  2,011,345

Net loss, pro forma                              (8,217,792)      (3,506,734)             (46,191)

Net income/(loss)  per share, as reported
       Basic                                             (0.53)            0.35             0.37
       Diluted                                           (0.53)            0.32             0.32

Loss per share, pro forma (Basic & Diluted)              (1.09)           (0.51)           (0.01)


The pro forma effect on net income or loss for fiscal years 2000, 1999 and 1998 does not take into consideration pro forma compensation expense related to grants made prior to fiscal year 1996.

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

Expected life (years)                                        3

Interest rate                                            6.20%

Volatility:
30-Jun-00                                               71.00%
30-Jun-99                                               74.50%
30-Jun-98                                               73.60%

Dividend yield                                              0%


Treasury Stock
--------------

During fiscal 2000, the Company acquired 52,600 shares of its common stock for an aggregate cost of $257,385 and reissued 4,350 of these shares to employees. The re-issuance gave rise to the recognition of compensation expense in the amount of $30,450 representing the excess of the fair value of these shares at re-issuance over proceeds received.

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

Stock Subscriptions Receivable and Note Receivable for Shares Sold
------------------------------------------------------------------

In fiscal 2000, the Company's proceeds on stock subscriptions received were $83,203. Also, the Company elected to write-off the balance or $76,443 of the remaining outstanding stock subscription receivable in fiscal 2000. For the years ended June 30, 2000, 1999 and 1998, the Company recognized interest income on stock subscriptions receivable of $3,406, $10,801 and $13,546, respectively.

In fiscal 2000, an employee exercised options for 21,000 shares at $5 per share and simultaneously signed a note for $105,000, equal to the total exercise price. The promissory note bears interest at a fixed rate of 9% per annum and is not secured by the shares. The Company has classified the note as a reduction of stockholders' equity while the note remains outstanding at June 30, 2000.

11.  EARNINGS (LOSS) PER SHARE
     -------------------------

In accordance with SFAS No. 128, reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings is as follows:


                                                        Year Ended June 30, 2000
                                                Net (Loss)          Shares          Per
                                                Income                              Share
                                                -----------------------------------------
Basic & Diluted EPS                              $(4,013,092)     7,552,396   $  (0.53)

                                                         Year Ended June 30, 1999
                                                 ----------------------------------------
Basic EPS                                        $ 2,181,143      6,264,228   $   0.35
Dilutive Stock options
& warrants                                                 -        653,208
                                                 ------------     ----------
Dilutive EPS                                     $ 2,181,143      6,917,436   $   0.32

                                                         Year Ended June 30, 1998
                                                 ----------------------------------------

Basic EPS                                        $ 2,011,345      5,383,093   $   0.37
Dilutive Stock options
& warrants                                                 -        932,252
                                                 ------------    -----------
Dilutive EPS                                     $ 2,011,345      6,315,345   $   0.32

The potentially dilutive shares, that were not included in the computation of diluted earnings per share because to do so would be antidilutive, consist of stock options and warrants as follows:

                                                         Options/
                                                         Warrants
                                                         ---------
        Year Ended June 30, 2000                         1,952,167
        Year Ended June 30, 1999                           520,000
        Year Ended June 30, 1998                           675,000

12. RELATED PARTY TRANSACTIONS
    --------------------------

Refer to Receivables from Officers (note 4) for more related party transactions.

Investment in ATM Partners, L.P.
--------------------------------

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

Professional Fees
-----------------

During Fiscal 2000, 1999 and 1998, professional firms related to officers and directors of the Company charged the Company fees totaling approximately $166,000, $440,000 and $200,000, respectively.

13. SEGMENTS OF BUSINESS
    --------------------

The Company's reportable segments are strategic business units that offer different product and services or are managed separately because the business requires different technology and marketing strategies. The Company has three reportable segments: income tax preparation, financial planning services and e1040.com.

Income tax preparation is predominantly a seasonal business that focuses on a broad marketing program in a face to face fashion. Financial planning services is a year-round business with a targeted marketing strategy that is serviced by registered representatives dealing in a highly regulated environment. e1040.com is an online tax preparation service that resides in an on-line technology platform and requires consistent monitoring of software, systems and strategies, however, provides the service to the clients in an on-line fashion.

The accounting policies of the segments are the same as those described in the summary of accounting policies. The Company evaluates performance based on operating earnings of the respective business segments.

 SEGMENT REPORTING:
                                                Financial
                                Tax Preparation Planning        e1040.com  Elimination's   Consolidation
                                --------------- ------------  ------------ -------------   ----------------
 Year ended June 30, 2000
         Revenues               $ 17,154,592   $ 71,267,262    $ 1,156,640                    $ 89,578,494
                                -------------  -------------  -------------                 ---------------
 Direct Costs                     10,175,668     54,166,134      5,916,434                      70,258,236
 Depreciation and Amortization       491,830      1,894,616        128,562                       2,515,008
 General Corporate Expenses        5,390,603     15,875,904      1,135,308                      22,401,815
                                -------------  -------------  ------------- -------------   ---------------
         Operating Income (loss)   1,096,491       (669,392)    (6,023,664)                     (5,596,565)
                                -------------  -------------  ------------- -------------   ---------------
 Interest Expense                    241,155        494,207        194,773                         930,135
 Identifiable assets              18,475,738     52,744,783     (6,338,016)  (20,977,327)       43,905,178
 Capital expenditures                990,034        299,903        248,227                       1,538,164

 Direct costs consist of the following:
         Advertising               1,910,429      2,538,953      5,177,934                       9,627,316
         Rent                      1,203,240      2,357,180         52,726                       3,613,146
         Salaries and commissions  7,062,000     49,270,000        685,774                      57,017,774
                                -------------  -------------  ------------- -------------   ---------------
         Total Direct Costs       10,175,668     54,166,134      5,916,434                      70,258,236
                                -------------  -------------  ------------- -------------   ---------------


 Year ended June 30, 1999
         Revenues               $ 14,102,364   $ 36,137,861      $ 203,180                    $ 50,443,405
                                -------------  -------------  -------------                 ---------------
 Direct Costs                      6,929,524     25,550,995        472,559                      32,953,078
 Depreciation and Amortization       293,386      1,148,002         27,088                       1,468,476
 General Corporate Expenses        2,487,227     10,237,422        248,067                      12,972,716
                                -------------  -------------  ------------- -------------   ---------------
         Operating Income (loss)   4,392,227       (798,558)      (544,534)                      3,049,135
                                -------------  -------------  ------------- -------------   ---------------
 Interest Expense                     73,050        207,911              -                         280,961
 Identifiable assets              13,708,608     40,653,346       (280,535)  (21,082,439)       32,998,980
 Capital expenditures                686,433         29,915         13,064                         729,412

 Direct costs consist of the following:
         Advertising               1,001,804      2,861,776        100,060                       3,963,640
         Rent                        652,631      1,827,435         15,836                       2,495,902
         Salaries and commissions  4,673,436     20,861,784        356,663                      25,891,883
                                -------------  -------------  ------------- -------------   ---------------
         Total Direct Costs        6,327,871     25,550,995        472,559                      32,351,425
                                -------------  -------------  ------------- -------------   ---------------

 Year ended June 30, 1998
         Revenues               $ 11,955,051   $ 16,578,032                                   $ 28,533,083
                                -------------  -------------                                ---------------
 Direct Costs                      7,792,130      9,868,394                                     17,660,524
 Depreciation and Amortization       350,289        508,102                                        858,391
 General Corporate Expenses        2,650,936      3,960,564                                      6,611,500
                                -------------  -------------  ------------- -------------   ---------------
         Operating Income (loss)   1,161,696      2,240,972                                      3,402,668
                                -------------  -------------  ------------- -------------   ---------------
 Interest Expense                     89,207         86,329                                        175,536
 Identifiable assets               6,838,548      6,043,903                   (3,131,264)        9,751,187
 Capital expenditures                852,797              -                                        852,797

 Direct costs consist of the following:
         Advertising               2,171,311      1,332,030                                      3,503,341
         Rent                        818,481      1,218,636                                      2,037,117
         Salaries and commissions  4,802,338      7,317,728                                     12,120,066
                                -------------  -------------  ------------- -------------   ---------------
         Total Direct Costs        7,792,130      9,868,394                                     17,660,524
                                -------------  -------------  ------------- -------------   ---------------

14. TAXES ON INCOME
    ---------------
The provisions for income taxes and income tax benefits in the consolidated financial statements for the June, 30 fiscal years consist of the following:

                                                                  2000                    1999                   1998
                                                             ----------------        ---------------        ---------------
Federal                                                         $ (1,945,000)           $ 1,292,165            $ 1,247,828
State and local                                                      275,000                269,835                282,982
                                                             ----------------        ---------------        ---------------
           Total current tax (benefit) provision                  (1,670,000)             1,562,000              1,530,810
                                                             ----------------        ---------------        ---------------

Deferred:
Federal                                                               11,000                (34,734)               (90,304)
State and local                                                     (488,000)                (7,266)               (33,696)
                                                             ----------------        ---------------        ---------------
           Total deferred tax (benefit) provision                   (477,000)               (42,000)              (124,000)
                                                             ----------------        ---------------        ---------------
Total income tax (benefit) provision                            $ (2,147,000)           $ 1,520,000            $ 1,406,810
                                                             ================        ===============        ===============

Deferred tax assets as of June 30, consist of the following:

                                                                  2000                    1999                   1998
                                                             ----------------        ---------------        ---------------
Compensation expense recognized for financial reporting
purposes in connection with common stock option grants             $ 163,000             $  152,000              $ 114,400
Book amortization of intangibles in excess of tax                    274,000                225,000                144,400
Provision for bad debts                                               36,000                 36,000                 75,200
Provision for deferred rent liability                                             -         (15,000)                27,600
Tax depreciation in excess of book                                  (175,000)              (157,000)              (146,717)
Investments in marketable securities                                        -                10,000                      -
Software development costs                                           (96,000)                     -                      -
Investments accounted for under equity method                        (23,000)               (58,000)               (62,984)
Net operating loss carryforwards for state tax purposes              491,000
                                                             ----------------        ---------------        ---------------
Total deferred tax assets-net                                      $ 670,000              $ 193,000              $ 151,899
                                                             ================        ===============        ===============



No valuation allowance has been established for the deferred tax assets because management believes that all of the deferred tax assets will be realized.

The net operating loss is being carried back for federal income tax purposes to the two preceding tax years to offset taxable income for those years. The timing of the utilization of state net operating losses being carried forward may be impacted if there has been a change in ownership of the company pursuant to Internal Revenue Code section 382. The income tax receivable of $3,134,824 consist of approximately $1,945,000 of federal refunds due to the NOL carryback, $571,000 of 1998 federal and state refunds and $619,000 of overpayments.

The reconciliations of the federal statutory rate to the provision for income taxes and income tax benefits are as follows:


Year ended June 30:                                               2000                    1999                   1998
                                                             ----------------        ---------------        ---------------

Federal income taxes (benefit) computed at statutory rates      $ (2,094,000) -34.0%   $ 1,257,000   34.0%     $ 1,162,173   34.0%
State and local taxes (benefit), net of federal tax benefit         (141,000)  -2.2%       241,000     6.5%        205,089    6.0%
Amortization of intangible assets with no benefit                    254,000    4.1%       145,000     3.9%              -    0.0%
AMT credit utilized and not previously benefitted                    (172,000) -2.8%
Other                                                                   6,000   0.0%      (123,000)   -3.3%          39,548   1.2%
                                                             ----------------        ---------------        ---------------
Total income tax (benefit)/provision                            $ (2,147,000) -34.9%     $ 1,520,000  41.1%     $ 1,406,810  41.2%
                                                             ================        ===============        ===============
