Form 10-Q
period 2000-09-30
GILMAN & CIOCIA INC
filed 2000-11-14
CIK 914142

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------


                                    FORM 10-Q


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


               For the Quarterly Period Ended September 30, 2000.


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

         State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of November 3, 2000, 7,767,945 shares of the issuer's common equity were outstanding.




================================================================================

                          PART I-FINANCIAL INFORMATION

Item 1.           CONSOLIDATED FINANCIAL STATEMENTS                    Page

Consolidated Balance Sheets as of September 30, 2000                     3
and June 30, 2000

Consolidated Statements of Operations for the Three Months
Ended September 30, 2000 and 1999                                        4

Consolidated Statements of Cash Flows for the Three Months
Ended September 30, 2000 and 1999                                      5-6

Consolidated Statements of Stockholders' Equity for the
Year Ended June 30, 2000 and the Quarter Ended September
30, 2000                                                               7-8

Notes to Consolidated Financial Statements                            9-11

                      Gilman + Ciocia, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                 ASSETS             September 30,   June 30,
                                                    --------------  ------------
                                                    2000            2000
                                                    ----            ----
                                                    (unaudited)     (audited)
CURRENT ASSETS:
Cash and cash equivalents                         $  3,239,517      $ 4,561,293
Marketable securities                                   11,442           73,044
Accounts receivable, net of allowance for
         doubtful accounts of $187,500 as of
         September 30, 2000 and June 30, 2000        6,846,438        6,355,115
Receivables from officers and stockholders,
         current portion                               601,568          709,538
Prepaid expenses and other current assets              903,485        1,210,611
Income taxes receivable                              2,440,545        3,134,824
Deferred tax assets                                  1,459,107          690,000
                                                  ------------       -----------

                  Total current assets              15,502,102       16,734,425

Property and equipment, net of accumulated
         depreciation of $3,714,339
         and $ 3,172,897 as at September 30, 2000
         and June 30, 2000, respectively             4,321,744        4,423,455
Intangible assets, net of accumulated amortization
         of $3,580,894 and $3,172,897 as at
         September 30, 2000 and June 30, 2000,
         respectively                               21,187,532       21,260,307
Receivables from officers and stockholders,
         net of current portion                          -               17,590
Security deposits                                      842,775          658,818
Other assets                                           667,247          810,583
                                                   -----------       -----------

                  Total assets                    $ 42,521,400     $ 43,905,178
                                                  ============     =============

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt                 $  3,395,800     $  9,112,734
Accounts payable and accrued expenses                9,897,704        9,233,127
                                                  ------------     -------------

         Total current liabilities                  13,293,504       18,345,861

Long-term debt-net of current portion                6,000,845          826,476
Deferred tax liability                                  20,000           20,000
                                                 -------------     -------------

         Total liabilities                          19,314,349       19,192,337
                                                 -------------     -------------

COMMITMENTS AND CONTINGENCIES (Note 3)
STOCKHOLDERS' EQUITY:
Preferred stock-$.001 par value-shares authorized
        100,000; none issued and outstanding
Common stock-$.01 par value -shares authorized
        20,000,000; 8,083,529 shares and 8,030,834
        shares issued and outstanding as at September
        30, 2000 and June 30, 2000, respectively        80,835           80,308
Paid-in capital                                     24,236,592       23,976,897
Retained earnings                                      363,099        1,772,766
                                                  ------------      ------------
                                                    24,680,526       25,829,971
Less-treasury stock, at cost                       (1,368,475)      (1,012,130)
Note receivable for shares sold                      (105,000)        (105,000)
                                                 -------------      ------------

                  Total stockholders' equity        23,207,051       24,712,841
                                                 -------------      ------------
     Total liabilities and stockholders' equity   $ 42,521,400     $ 43,905,178
                                                 =============     =============
         The accompanying notes are an integral part of these consolidated balance sheets.

                     Gilman + Ciocia, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                    For the Three Months Ended September 30,

                                                     2000              1999
                                                     ----              ----

Revenues:
         Tax preparation fees                $  1,609,442       $    636,589
         Financial planning services           19,730,338         12,100,140
                                             ------------        -----------

         Total revenues                        21,339,780         12,736,729
                                             ------------        -----------

Operating expenses:
         Salaries and commissions              18,573,357         11,120,811
         General and administrative expenses    1,935,662          2,262,286
         Advertising                              402,722            600,819
         Brokerage fees & licenses                404,705            364,904
         Rent                                   1,186,029            773,526
         Depreciation and amortization            823,734            543,312
                                             ------------       ------------

         Total operating expenses              23,326,209         15,665,658
                                             ------------       ------------

         Operating loss                       (1,986,429)        (2,928,929)
                                             ------------       -------------

 Other income (expense):
         Interest and investment income            66,390             31,687
         Interest expense                       (253,706)           (61,642)
         Other income                             (5,029)            104,080
                                             ------------       -------------

         Total other income (expense)           (192,345)             74,125
                                             ------------       -------------

Loss before income tax benefit                (2,178,774)        (2,854,804)

Income tax benefit                              (769,107)        (1,226,852)
                                             ------------       -------------

         Net Loss                           $ (1,409,667)       $ (1,627,952)
                                           ==============       =============

Net loss per share:

         Basic and Diluted                  $      (0.18)       $      (0.22)

Weighted average shares:

         Basic and Diluted                      7,798,813           7,320,866

  The accompanying notes are an integral part of these consolidated statements.

                     Gilman + Ciocia, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     For the Three Months Ended September 30,

                                               2000                1999
                                               ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                     $  (1,409,667)      $  (1,627,952)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization                       823,734             543,312
Deferred tax benefit                              (769,107)         (1,226,852)
Gain on sale of marketable securities                 -                (15,432)
Amortization of deferred and other
        compensation expense                       (52,058)             530,289
Interest on stock subscriptions                       -                 (2,701)
Income tax refund                                   609,254                 -
Changes in:
         Accounts receivable                      (491,323)         (1,918,953)
         Prepaid expenses and other current assets  403,196              65,763
         Advances to financial planners               -                (32,098)
         Security deposits and other assets       (183,958)            (44,750)
         Accounts payable and accrued expenses      664,578           2,273,553
         Income taxes payable                        85,024               9,194
                                                 ----------         -----------
         Net cash used in operating activities    (320,327)         (1,446,627)
                                                 ----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                              (214,701)           (384,072)
Cash payments for acquisitions - net of cash
                acquired                           (75,000)               -
Marketable securities                                61,602              41,238
Proceeds from sale of investments                       -              (13,803)
Loan repayments from officers and stockholders      125,560               3,185
                                                 ----------         -----------
   Net cash used in investing activities          (102,539)           (353,452)
                                                 ----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Acquisition of treasury stock                     (356,345)               -
Proceeds from bank and other loans                    7,335           5,524,392
Payments of bank and other loans                  (549,900)         (4,000,000)
   and exercise of stock options and warrants         -                 150,000
                                                 ----------         -----------
        Net cash provided by
       (used in) financing activities             (898,910)           1,674,392
                                                 ----------         -----------
         Net decrease in cash                   (1,321,776)           (125,687)

Cash, and cash equivalents beginning of           4,561,293           3,453,354
            the period                          -----------         -----------

Cash, and cash equivalents end of the period     $3,239,517          $3,327,667
                                                ===========        ============

The accompanying notes are an integral part of these consolidated statements.

                     Gilman + Ciocia, Inc. and Subsidiaries
                 Consolidated Statements Of Cash Flows-Continued
                    For the Three Months Ended September 30,

                                                    2000                1999
                                                    ----                ----

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the three months ended for-

         Interest                               $   163,254           $  61,642
         Income taxes                                55,861             225,311

Noncash transactions-

    Issuance of common stock as
    consideration in business combination           260,222                -


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Details of business combinations:

Fair value of assets acquired                       335,222                -
Less: Stock issued                                (260,222)                -
                                                -----------          -----------
Cash paid for acquisitions                           75,000                -
Cash acquired in acquisitions                          _                   -
                                                ------------         -----------
Net cash paid for acquisitions                 $     75,000        $       -
                                               =============        ============


 The accompanying notes are an integral part of these consolidated statements.

                                                    Gilman + Ciocia, Inc. and Subsidiaries
                                                    Consolidated Statements of Stockholders' Equity
                                      For the year ended June 30, 2000 and the quarter ended  September 30, 2000
                                    Common  Stock        Paid-In      Deferred     Retained       Treasury  Stock
                                     ------------                                                ---------------
                                    Shares      Amount   Capital      Compensation Earnings       Shares     Amount
                                    ---------------------------------------------------------------------------------------
Balance at July 1, 1999             7,508,266  $ 75,083 $ 20,054,853  $ (27,409)   $ 5,785,858    199,645   $     (777,039)

Purchase of treasury stock                                                                         52,600         (257,385)

Reissuance of treasury stock                                   8,156                              (4,350)           22,294

Issuance of common stock on
exercise of stock options             107,081     1,071      568,805

Issuance of common stock upon
business combinations                 385,487     3,854    3,216,164

Amortization of deferred compensation                                     27,409

Shares issued upon settlement
of litigation                          30,000       300        6,281

Income tax benefit upon exercise
of stock options                                             122,638

Payment/write-off of stock
subscriptions receivable

Issuance of note receivable for shares
sold

Comprehensive income:
      Unrealized gain on marketable securities

Net loss                                                                           (4,013,092)
---------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss                                                           (4,013,092)
---------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000            8,030,834  $ 80,308 $ 23,976,897  $   -       $  1,772,766      247,895   $ (1,012,130)
===========================================================================================================================
Balance at July 1, 2000             8,030,834  $ 80,308 $ 23,976,897  $   -       $  1,772,766      247,895   $ (1,012,130)

Purchase of treasury stock                                                                           81,300       (356,345)

Issuance of common stock upon
business combinations                  52,695       527      259,695

Net loss                                                                           (1,409,667)
---------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss                                                           (1,409,667)
---------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000       8,083,529 $  80,835 $ 24,236,592 $    -       $    363,099      329,195   $ (1,368,475)

                The accompanying  notes  are an  integral  part of these consolidated statements.

                      Gilman + Ciocia, Inc. and Subsidiaries
                      Consolidated Statements of Stockholders' Equity -Continued For the year ended June 30, 2000 and the quarter ended September 30, 2000

                              Stock
                              Subscriptions/      Accumulated
                              Note                Other            Total
                              Receivable for      Comprehensive    Stockholders'
                              Shares Sold         Income           Equity
--------------------------------------------------------------------------------
Balance at July 1, 1999        $ (159,646)    $     8,241           $ 24,959,941

Purchase of treasury stock                                             (257,385)

Reissuance of treasury stock                                              30,450

Issuance of common stock on
exercise of stock options                                                569,876

Issuance of common stock upon
business combinations                                                  3,220,018

Amortization of deferred compensation                                     27,409

Shares issued upon settlement of litigation                                6,581

Income tax benefit on exercise
of stock options                                                         122,638

Payment/write-off of stock
subscriptions receivable          159,646                                159,646

Issuance of note receivable for
shares sold                     (105,000)                              (105,000)

Comprehensive income:
   Unrealized gain on
   marketable securities                          (8,241)                (8,241)

Net loss                                                             (4,013,092)
--------------------------------------------------------------------------------
Total comprehensive loss                                             (4,103,092)
--------------------------------------------------------------------------------
Balance at June 30, 2000      $ (105,000)   $      -                 $24,712,841
================================================================================

Balance at July 1, 2000       $ (105,000)   $      -                 $24,712,841

Purchase of treasury stock                                             (356,345)

Issuance of common stock upon
business combinations                                                    260,222

Net loss                                                             (1,409,667)
--------------------------------------------------------------------------------
Total comprehensive loss                                             (1,409,667)
--------------------------------------------------------------------------------
Balance at September 30, 2000 $ (105,000)   $      -                 $23,207,051
================================================================================
 The accompanying notes are an integral part of these consolidated statements.

                     Gilman + Ciocia, Inc. and Subsidiaries
                     --------------------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                    Unaudited
                                    ---------
1.  ORGANIZATION AND
    NATURE OF BUSINESS
    ------------------

Business
--------

Gilman + Ciocia, Inc. and subsidiaries (the "Company" or "G+C"), which is incorporated in Delaware, provides income tax preparation and financial planning services to individuals and businesses. The Company has six active wholly owned subsidiaries, Prime Capital Services, Inc ("PCS") and North Ridge Securities, Inc. ("North Ridge"), which are registered broker-dealers pursuant to the provisions of the Securities Exchange Act of 1934; Prime Financial Services, Inc. ("PFS") and North Shore Capital Management, Inc. ("North Shore"), which manage PCS and North Ridge, respectively, as well as sell life insurance and fixed annuities; Asset and Financial Planning, Ltd. ("AFP"), an asset management business; and e1040.com, Inc. ("e1040") an internet tax preparation business.

2.   SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES
     -------------------

The Consolidated Balance Sheet as of September 30, 2000, the Consolidated Statements of Operations for the three months ended September 30, 2000 and 1999, and the Consolidated Statements of Cash Flows for the three months ended September 30, 2000 and 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for all periods presented have been made.

Reclassifications have been made to prior year amounts to conform with the current year presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2000 Annual Report to Shareholders.

Operating revenues are seasonal in nature with peak revenues occurring in the months of January through April. Thus, the three-month results are not indicative of results to be expected for the year.

3.  CONTINGENCIES
    -------------

In August 1998, a legal action was instituted against the Company pertaining to a wrongful death matter allegedly sustained in a Company automobile more than twelve years ago. The complainant (an insurance company) seeks indemnification in the amount of up to $3.5 million. The allegations in the complaint are based upon a $1.7 million payment made by the complainant (a former defendant to a suit with another insurance company) plus an additional $1.8 million payment for which the complainant ultimately may be held liable (for payments made by the other insurance company). On January 29, 1999, the complainant filed a motion for summary judgment, and on February 19, 1999, the Company filed a cross-motion for summary judgment. The court has not yet made a ruling on either of the motions. However in October 2000, in an action to determine the liability allocation between the two insurance companies that made payments related to the automobile accident, the other insurance company was ordered to pay the complainant $857,000. This payment should reduce the complainant's total indemnification claim against the Company to an amount less than $900,000.

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

4. DEBT
   ----

The Company had a $10,000,000 credit facility with Merrill Lynch. This facility consisted of three separate loans as follows: a line of credit of $4,000,000 and two revolver loans for a total of $6,000,000. The interest rate on the line of credit was 2.9% plus the 30-day commercial paper rate. The interest rate on the two revolver loans was 3.15% plus the 30-day commercial paper rate. The terms of the two revolving loan facilities were sixty months, and the line of credit facility expired on June 30, 2000. Both facilities were secured by a pledge of all of the business assets of the Company and guaranteed by each of the three principal officers of the Company up to $1,750,000. The outstanding principal and interest balance at September 30, 2000 under the credit facility was $6,825,191.

The loan agreements contained certain negative covenants that required the Company to maintain, among other things, specific minimum net tangible worth and a maximum ratio of debt to tangible net worth. The Company fell out of compliance with two covenants, and, accordingly, had classified all debt due to Merrill Lynch as a current liability at June 30, 2000. After the default, on June 15, 2000, Merrill Lynch elected to forbear from exercising its remedies under the loan documents until November 30, 2000 in order to allow the Company to seek a replacement lending facility.

On November 1, 2000, the Company closed an $11,000,000 financing to replace the Merrill Lynch credit facility. The new financing consists of a $5,000,000 debt financing ("debt facility") with Travelers Insurance Company and a $6,000,000 senior credit facility ("senior credit facility") with European American Bank. The interest rate on the senior credit facility is either LIBOR plus 275 basis points on draw-downs with three-day advance notice or Prime plus .75% otherwise. The term of the senior credit facility is twelve months. The interest rate on the debt facility will range from Prime plus or minus 1% and has a term of five years.

On the September 30, 2000 Consolidated Balance Sheet, $5,000,000 of the Merrill Lynch debt classified as short term at June 30, 2000 was reclassified to long term based on the subsequent use of the debt facility, which has a five-year term, to repay Merrill Lynch.

5. SEGMENTS OF BUSINESS
   --------------------

The Company's reportable segments are strategic business units that offer different products and services or are managed separately because the business requires different technology and marketing strategies. The Company has three reportable segments: income tax preparation, financial planning services and e1040.com.

Income tax preparation is predominantly a seasonal business that focuses on a broad marketing program in a face to face fashion. Financial planning services is a year-round business with a targeted marketing strategy that is serviced by registered representatives dealing in a highly regulated environment. e1040.com is an online tax preparation service that resides in an on-line technology platform and requires consistent monitoring of software, systems and strategies and provides the service to the clients in an on-line fashion.

SEGMENT REPORTING:              Tax               Financial
------------------              Preparation       Planning       e1040.com    Elimination's   Consolidation
                                -------------------------------------------------------------------------


Quarter ended September 30, 2000
--------------------------------

         Revenues               $1,562,535        $19,730,338    $46,907                      $21,339,780
                                ----------        -----------    -------      -------------   -----------
Direct Costs                     1,434,315         16,033,009    120,473                       17,587,797
Depreciation and Amortization      161,250            621,163     41,321                          823,734
General Corporate Expenses       2,563,915          2,342,733      8,030                        4,914,678
                                ----------        -----------    -------      -------------   -----------
     Operating Income (loss)   (2,596,945)            733,433  (122,917)                      (1,986,429)
                                ----------        -----------   --------      -------------   -----------
Interest Expense                    12,476             96,378    144,852                          253,706
Identifiable assets              6,384,785         59,158,661(6,683,322)      (18,799,268)     40,060,856
Capital expenditures               130,350             28,674     55,677                          214,702

Direct costs consist of the following:
        Direct mail costs          102,527                                                        102,527
        Advertising                 49,846            346,973      5,903                          402,722
        Rent                       387,755            793,643      4,631                        1,186,029
        Salaries and commissions   894,187         14,892,393    109,939                       15,896,519
                                 ---------         ----------    -------      ------------     ----------
     Total Direct Costs          1,434,315         16,033,009    120,473            -          17,587,797
                                 ---------         ----------    -------      ------------     ----------
Quarter ended September 30, 1999
--------------------------------
         Revenues             $    612,086       $ 12,100,140 $ 24,503                     $   12,736,729
                               -----------       ------------  -------        ------------     ----------
Direct Costs                       793,945         10,107,379   19,904                         10,921,228
Depreciation and Amortization      107,588            431,339    4,385                            543,312
General Corporate Expenses       2,611,499          1,572,341   17,278                          4,201,118
                               -----------       ------------  -------        ------------     ----------
     Operating loss            (2,900,946)           (10,919) (17,064)                        (2,928,929)
                               -----------       ------------  -------        ------------     ----------
Interest Expense                    12,264             49,379      -                               61,642
Identifiable assets              9,660,047         42,006,538  347,689        (19,523,010)     32,491,264
Capital expenditures               292,003             82,822    9,246                            384,071

Direct costs consist of the following:
     Direct mail costs              98,586                                                         98,586
     Advertising                    46,563            549,082    5,174                            600,819
     Rent                          215,709            556,437    1,380                            773,526
     Salaries and commissions      433,087          9,001,860   13,350                          9,448,297
                                ----------        ------------  -------       ------------    -----------
     Total Direct Costs            793,945         10,107,379   19,904            -            10,921,228
                                ----------        ------------  -------       ------------   ------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS.

For the three months ended September 30, 2000 and 1999, compared.

     The information contained in this Form 10-Q and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based upon current information, expectations, estimates and projections regarding the Company, the industries and markets in which the Company operates, and management's assumptions and beliefs relating thereto. Words such as "will," "plan," "expect," "remain," "intend," "estimate," "approximate," and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by federal, state and local authorities and their impact on the lines of business in which the Company's subsidiaries are involved; unforeseen compliance costs; changes in economic, political or regulatory environments; changes in competition and the effects of such changes; the inability to implement the Company's strategies; changes in management and management strategies; the Company's inability to successfully design, create, modify and operate its computer systems and networks; litigation involving the Company and risks described from time to time in reports and registration statements filed by the Company and its subsidiaries with the Securities and Exchange Commission.
Readers   should  take  these  factors  into  account  in  evaluating  any  such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

          Gilman + Ciocia, Inc. provides federal, state and local tax preparation and financial planning services to individuals predominantly in the middle and upper income brackets. The Company currently has 145 offices operating in 17 states. To complement its tax preparation services, the Company also provides financial planning services to its tax preparation clients and others. These financial planning services include securities brokerage services, insurance and mortgage agency services.

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

         In Fiscal 2000, the Company formalized an acquisition model requiring each acquired practice to commit to delivering a minimum level of profitability in the first year of post acquisition operations. These minimum future performance and profitability targets, established at the closing, limit future purchase payments unless the targets are met, as well as help to keep the principals of the acquired practices focused on delivering profitability that is accretive to the Company's earnings. In addition to establishing contingent purchase price performance criteria, the Company generally uses its stock as a significant component of the initial and future purchase price.

         In Fiscal 1999, the Company formed its subsidiary e1040.com, which acquired all of the assets of an existing on-line tax preparation business. The Company does not expect to make significant capital investments or incur extraordinary marketing expenses in future years related to expanding e1040.com. With an established on-line tax platform already in place, future marketing initiatives are expected to be in the form of strategic partnerships and revenue sharing arrangements with brick and morter or other on-line entities who are looking for consumer-oriented content and services like e1040.com has to offer.

Results of Operations

Three Months ended September 30, 2000 and 1999 compared.

         The Company's revenues for the three months ended September 30, 2000 were $21,339,780 compared to $12,736,729 for the three months ended September 30, 1999, an increase of $8,603,051 or 68%. This increase was primarily attributed to an increase in financial planning services as well as increasing revenue from tax and accounting practices, which were acquired in mid-Fiscal 2000.

         The Company's total revenues for the three months ended September 30, 2000 consisted of $1,609,442 for tax preparation/accounting services and $19,730,338 for financial planning services. Tax preparation services represented 8% and financial planning services represented 92% of the Company's total revenues for the first three months in Fiscal 2001. The Company's total revenues for the three months ended September 30, 1999 consisted of $636,589 for tax preparation services and $12,100,141 for financial planning services. Tax preparation services represented 5% and financial planning services represented 95% of the Company's total revenues for the three months in Fiscal 2000.

         The Company's operating expenses for the three months ended September 30, 2000 were $23,326,209, or 109% of revenues, an increase of $7,660,550, or
49%, compared to $15,665,659, or 123% of revenues, for the three months ended September 30, 1999. The increase in operating expenses was attributed to an increase of $7,452,546 in salaries and commissions associated with higher financial planning revenue and the additional salaries from tax/accounting practices acquired; $412,503 in rent associated with new and acquired offices; $280,422 in depreciation and amortization associated with increased tangible and intangible assets; and $39,801 in brokerage fees and licenses from adding registered financial planners.

          Salaries and Commissions increased $7,452,546, or 67%, in the three months ended September 30, 2000 to $18,573,357 from $11,120,811 in the three months ended September 30, 1999. The increase in Salaries and Commission expense is primarily attributed to more commissions paid to financial planners from the increased sales of financial planning services, the additional head count in tax/accounting offices from acquisitions, and adding corporate staff to manage the increased number of field offices.

          The increase in rent expense of $412,503 or 53% is primarily attributed to the inclusion of seventeen acquired offices during Fiscal 2000 and the increase in rent associated with the Company's new corporate office in White Plains, New York.

          The increase in depreciation and amortization of $280,422 or 52% is primarily attributed to additional purchases of computer equipment during Fiscal 2000 and additional amortization associated with acquired businesses.

         The increase in brokerage fees and licenses of $39,801 or 11% is primarily attributed to the increase in financial planning business and the addition of financial planners in the three months ended September 30, 2000.

          The Company's loss from operations for the three months ending September 30, 2000 were $1,986,429 as compared to a loss of $2,928,929 for the three months ended September 30, 1999. This decrease represents an improvement of $942,500 or 32%. This improvement is attributed to the significant growth in revenue in financial planning services, the addition of more profitable year round tax preparation business to offset fixed costs, and reducing our advertising, general and administrative expenses from consolidating and streamlining existing offices and advertising campaigns.

     The Company's loss after the income tax benefit for the three months ended September 30, 2000 was $1,409,667 compared to the loss of $1,627,952 for the three months ended September 30, 1999. This decrease represents an improvement of $218,285 or 13%. This improvement is attributed to the operational improvements, highlighted above, offset by an increase in interest expense from carrying more debt in fiscal 2001 over fiscal 2000 and the reduction of the Company's effective tax rate to 35.3% for the three months ended September 30, 2000 from 43% for the three months ended September 30, 1999, which lowered the Company's income tax benefit.

Liquidity and Capital Resources

     The Company's revenues have been, and are expected to be, somewhat seasonal. As a result, the Company must generate sufficient cash during the tax season, in addition to its available bank credit facility, to fund any operating cash flow deficits in the first half of the following fiscal year. Operations during the non-tax season are primarily focused on financial planning services along with some on-going accounting and corporate tax services. Since its inception, the Company has utilized funds from operations and proceeds from public offerings and bank borrowings to support operations, finance working capital requirements and complete acquisitions. However, the significant recent growth in financial planning revenue is expected to substantially increase future operating cash flow in this fiscal year.

         The Company's cash flows used in operating activities totaled $320,327 and $1,446,627 for the three months ended September 30, 2000 and 1999, respectively. The decrease of $1,126,300 in cash used in operating activities is due primarily to a decrease in deferred tax benefit of $457,745, income tax refunds of $609,255 received during the quarter ended September 30, 2000, a decrease in accounts receivable of $1,427,630 and additional depreciation and amortization of $280,422. These decreases in cash flows used in operating activities were offset by a decrease in accounts payable and accrued expenses of $1,608,977.

         Net cash used in investing activities totaled $102,539 and $353,452 for the three months ended September 30, 2000 and 1999, respectively. The decrease of $250,913 is primarily due to a decrease in capital expenditures of $169,371 and a net increase in loan repayments from officers and stockholders of $122,375.

         Net cash used in financing activities totaled $898,910 for the three months ended September 30, 2000 compared to net proceeds in financing activities of $1,674,392 for the three months ended September 30, 1999. The decrease in cash used in financing activities of $2,573,302 is attributed to a decrease in the exercise of stock options and warrants of $150,000, purchase of 81,300 treasury stock shares for $356,345 and a net decrease in loan proceeds of $2,066,957.

         The Company had a $10,000,000 credit facility with Merrill Lynch. This facility consisted of three separate loans as follows: a line of credit of $4,000,000 and two revolver loans totaling $6,000,000. The interest rate on the line of credit was 2.9% plus the 30-day commercial paper rate. The interest rate on the two revolving loans was 3.15% plus the 30-day commercial paper rate. The terms of the two revolving loan facilities were sixty months, and the line of credit facility expired on June 30, 2000. Both facilities were secured by a pledge of all of the business assets of the Company and guaranteed by three principal officers up to $1,750,000. The outstanding balance at September 30, 2000 under the credit facility was $6,825,191.

     The loan agreements contained certain negative covenants that required the Company to maintain, among other things, specific minimum net tangible worth and a maximum ratio of debt to tangible net worth. At March 31, 2000, the Company was not in compliance with these two covenants, and, accordingly, classified all debt due to Merrill Lynch as a current liability at June 30, 2000. On June 15, 2000, Merrill Lynch elected to forbear from exercising its remedies under the loan documents until November 30, 2000 in order to allow the Company to seek a replacement credit facility. The forbearance agreement entered into between Merrill Lynch and the Company obligated the Company to make various repayments. All payments were satisfactorily made by the Company. On November 1, 2000, the Company closed an $11,000,000 financing with Travelers Insurance Company and European American Bank and simultaneously paid Merrill Lynch the entire balance owed it on the outstanding credit facility.

     The Company continues to discuss possible strategic capital investments with several sources of institutional capital regarding possible capital investments in the Company to continue to fund acquisitions. The ability of the Company to secure this additional capital could affect the rate of growth of the Company. However, additional capital will be obtained primarily associated with acquisitions that would be structured to be immediately accretive to earnings. The Company anticipates that it will not pay any dividends on its Common Stock in the foreseeable future, but will apply any profits to fund the Company's expansion.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risks and Sensitivity Analysis
-------------------------------------

         There have been no material changes in market risk from those reported at June 30, 2000.

                            PART II-OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS.

         On August 21, 1998, Mercedes-Benz Credit Corporation, Allianz Insurance Company, and Allianz Underwriters, Inc. filed a complaint against the Company in New York Supreme Court, Nassau County. The complaint seeks indemnification in the amount of up to approximately $3.5 million from Gilman + Ciocia, Inc. The allegations in the complaint are based upon a $1.7 million payment made by the complainants in a settlement reached on October 3, 1996 with the estate of Thomas Gilman in a wrongful death action, plus an additional approximately $1.8 million payment made to the estate in the settlement for which complainants ultimately may be held liable (for payments made by another insurance company). On January 29, 1999, the complainants filed a motion for summary judgment and on February 19, 1999, Gilman + Ciocia, Inc. filed a cross-motion for summary judgment. The court has not yet made a ruling on either of the motions. However, in October 2000, in an action in New York Supreme Court Nassau County to determine the liability allocation between the two insurance company's that settled with the estate, the other insurance company was ordered to pay the complainant's $857,000. This order is subject to appeal, but the payment should reduce the complainant's total indemnification claim against the Company to an amount less than $900,000.

Item 3.           DEFAULTS UPON SENIOR SECURITIES.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in this Quarterly Report on Form 10-Q above.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

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

                  3.3 Registrant's By-Laws, incorporated by reference to the like numbered exhibit in the Registrant's Regist-ration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY.

                10.14 Loan Agreement dated November 1, 2000 between The Travelers Insurance Company and Registrant

                10.15 Master Note dated November 1, 2000 from Registrant to The European American Bank

                10.16 Line of Credit Agreement dated October 6, 2000 between The European American Bank and Registrant

                10.17 Guaranty dated October 30, 2000 from James Ciocia, Thomas Povinelli, Michael Ryan and Kathryn Travis to The European American Bank

                10.18 Subordination and Assignment Agreement dated November 1, 2000 between Thomas Povinelli and The European American Bank

                10.19 Non-Negotiable Promissory Note dated October 31, 2000 from Registrant to Thomas Povinelli

                   27      Financial Data Schedule

(b)      Reports on Form 8-K

                  None

PART II

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   November 14, 2000

GILMAN + CIOCIA, INC.


By:      /s/ Thomas Povinelli
-------------------------------------
Thomas Povinelli
Chief Executive Officer and President




By:      /s/ David D. Puyear
-------------------------------------
David D. Puyear
Chief Financial Officer