Form 10-Q
period 2000-12-31
GILMAN & CIOCIA INC
filed 2001-02-14
CIK 914142

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


               For the Quarterly Period Ended December 31, 2000.


[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.


                        For the transition period from      to

                        Commission File Number 000-22996


                              GILMAN + CIOCIA, INC.
            (Exact name of registrant as specified in its charter)


        Delaware                                         11-2587324
  (State or jurisdiction of                 (I.R.S. Employer Identification No.)
incorporation or organization)

   1311 Mamaroneck Ave. Suite 160,                         10605
         White Plains, NY                                (Zip Code)
(Address of principal executive offices)


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

         State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of February 9, 2001, 7,993,983 shares of the issuer's common equity were outstanding.




================================================================================

                          PART I - FINANCIAL INFORMATION

Item 1.           CONSOLIDATED FINANCIAL STATEMENTS                    Page

Consolidated Balance Sheets as of December 31, 2000                     3
and June 30, 2000

Consolidated Statements of Operations for the Three Months
and Six Months Ended December 31, 2000 and 1999                         4

Consolidated Statements of Cash Flows for the Six Months
Ended December 31, 2000 and 1999                                        5-6

Consolidated Statements of Stockholders' Equity for the
Year Ended June 30, 2000 and the Quarter Ended December
31, 2000                                                                7-8

Notes to Consolidated Financial Statements                              9-11

                      Gilman + Ciocia, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                    December 31,    June 30,
                                                    -------------   ------------
                                                    2000            2000
        ASSETS                                      ----            ----
                                                    (unaudited)     (audited)
CURRENT ASSETS:
Cash and cash equivalents                         $  3,830,811      $ 4,561,293
Marketable securities                                   11,442           73,044
Accounts receivable, net of allowance for
         doubtful accounts of $337,500 as of
         December 31, 2000 and $187,500 as of
         June 30, 2000                               6,906,855        6,355,115
Receivables from officers, employees and
         stockholders, current portion               1,076,112          709,538
Prepaid expenses and other current assets            1,324,835        1,210,611
Income taxes receivable                              2,424,296        3,134,824
Deferred tax assets                                  2,728,092          690,000
                                                    --------------   -----------

                  Total current assets              18,302,443       16,734,425

Property and equipment, net of accumulated
         depreciation of $4,003,495 and
         $3,397,927 as at December 31, 2000
         and June 30, 2000, respectively             4,412,041        4,423,455
Intangible assets, net of accumulated amortization
         of $3,991,915 and $3,172,897 as at
         December 31, 2000 and June 30, 2000,
         respectively                               22,758,615       21,260,307
Receivables from officers, employees and
         stockholders, net of current portion            -               17,590
Security deposits                                      778,146          658,818
Other assets                                           822,421          810,583
                                                    --------------   -----------

                  Total assets                    $ 47,073,666     $ 43,905,178
                                                    ==============   ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt                 $   7,753,436    $  9,112,734
Accounts payable and accrued expenses                 9,475,435       9,233,127
                                                    ---------------  -----------

         Total current liabilities                   17,228,871      18,345,861

Long-term debt - net of current portion
and net of discount of $775,203                   5,234,015         826,476
Deferred tax liability                                   -               20,000
                                                    ---------------  -----------

         Total liabilities                           22,462,886      19,192,337
                                                    ---------------  -----------

COMMITMENTS AND CONTINGENCIES (Note 3)
STOCKHOLDERS' EQUITY:
Preferred stock-$.001 par value-shares authorized
        100,000; none issued and outstanding
Common stock-$.01 par value - shares authorized
        20,000,000; 8,402,506 shares and 8,030,834
        shares issued and outstanding as at December
        30, 2000 and June 30, 2000, respectively         84,025          80,308
Paid-in capital                                      26,691,238      23,812,621
Deferred compensation                                   164,276         164,276
Retained earnings (loss)                               (564,151)      1,772,766
                                                   ----------------  -----------
                                                     26,375,388      25,829,971
Less - treasury stock, at cost                       (1,659,608)     (1,012,130)
Note receivable for shares sold                        (105,000)       (105,000)
                                                   ----------------  -----------

                  Total stockholders' equity          24,610,780     24,712,841
                                                   ----------------  -----------
     Total liabilities and stockholders' equity     $ 47,073,666   $ 43,905,178
                                                   ================  ===========
      The accompanying notes are an integral part of these consolidated balance sheets.

                     Gilman + Ciocia, Inc. and Subsidiaries
                      Consolidated Statements of Operations


                                             For the Three Months Ended
                                             December 31,

                                                     2000              1999
                                                     ----              ----

Revenues:
         Tax preparation fees                $  1,585,776       $    430,891
         Financial planning services           17,863,513         13,906,675
                                             ------------        -----------

         Total revenues                        19,449,289         14,337,566
                                             ------------        -----------

Operating expenses:
         Salaries and commissions              16,581,073         12,113,858
         General and administrative expenses    2,086,699          2,191,821
         Advertising                              303,106            601,707
         Brokerage fees & licenses                446,237            505,936
         Rent                                   1,236,453            865,358
         Depreciation and amortization            786,482            642,242
                                             ------------       ------------

         Total operating expenses              21,440,050         16,920,922
                                             ------------       ------------

         Operating loss                        (1,990,761)        (2,583,356)
                                             ------------       -------------

 Other income (expense):
         Interest and investment income           124,529            207,209
         Interest expense                        (314,030)          (186,617)
         Other income                              23,866            (67,188)
                                             ------------       -------------

         Total other income (expense)            (165,635)           (46,596)
                                             ------------       -------------

Loss before income tax benefit                 (2,156,396)        (2,629,952)

Income tax benefit                             (1,229,145)        (1,124,176)
                                             ------------       -------------

         Net Loss                           $    (927,251)      $ (1,505,776)
                                           ==============       =============

Net loss per share:

         Basic and Diluted                  $       (0.12)      $      (0.20)

Weighted average shares:

         Basic and Diluted                      7,917,859          7,371,827

  The accompanying notes are an integral part of these consolidated statements.

                     Gilman + Ciocia, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                (continued)

                                             For the Six Months Ended
                                             December 31,

                                                     2000              1999
                                                     ----              ----

Revenues:
         Tax preparation fees                $  3,195,219       $  1,067,480
         Financial planning services           37,593,851         26,006,815
                                             ------------        -----------

         Total revenues                        40,789,070         27,074,295
                                             ------------        -----------

Operating expenses:
         Salaries and commissions              35,154,430         23,234,669
         General and administrative expenses    4,022,362          4,456,992
         Advertising                              705,828          1,202,526
         Brokerage fees & licenses                850,942            867,955
         Rent                                   2,422,483          1,638,884
         Depreciation and amortization          1,610,215          1,185,554
                                             ------------       ------------

         Total operating expenses              44,766,260         32,586,580
                                             ------------       ------------

         Operating loss                        (3,977,190)        (5,512,285)
                                             ------------       -------------

 Other income (expense):
         Interest and investment income           190,920            238,896
         Interest expense                        (567,737)          (248,259)
         Other income                              18,837             36,892
                                             ------------       -------------

         Total other income (expense)            (357,980)            27,529
                                             ------------       -------------

Loss before income tax benefit                 (4,335,170)        (5,484,756)

Income tax benefit                             (1,998,253)        (2,351,028)
                                             ------------       -------------

         Net Loss                            $ (2,336,917)      $ (3,133,728)
                                           ==============       =============

Net loss per share:

         Basic and Diluted                  $      (0.30)      $      (0.43)

Weighted average shares:

         Basic and Diluted                     7,860,754           7,349,693

  The accompanying notes are an integral part of these consolidated statements.

                   Gilman + Ciocia, Inc. and Subsidiaries
                   Consolidated Statements of Cash Flows
                   For the Six Months Ended December 31,

                                               2000                1999
                                               ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                       $ (2,336,917)      $ (3,133,728)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization                     1,610,215          1,185,554
Deferred tax benefit                             (1,998,253)        (2,587,177)
Gain on sale of marketable securities                 -                (19,702)
Amortization of deferred and other
        compensation expense                         (6,766)         1,180,680
Interest on stock subscriptions                       -                 (2,701)
Income tax refund                                   610,619               -
Changes in:
         Accounts receivable                       (551,740)          (743,481)
         Prepaid expenses and other current assets  (81,351)        (1,988,348)
         Advances to financial planners and
                employees                          (816,699)           (52,695)
         Security deposits and other assets        (128,137)          (222,389)
         Accounts payable and accrued expenses      242,307          3,671,646
         Income taxes payable                        40,070              -
                                                 ----------         -----------
         Net cash used in operating activities   (3,403,120)        (2,712,341)
                                                 ----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                               (594,154)          (822,706)
Cash payments for acquisitions - net of cash
                acquired                           (303,944)          (524,724)
Marketable securities                                61,602             49,380
Proceeds from sale of investments                       -               25,146
Loan repayments from officers and stockholders      333,165             37,072
                                                 ----------         -----------
   Net cash used in investing activities           (503,331)        (1,235,832)
                                                 ----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Acquisition of treasury stock                     (648,503)            (45,504)
Reissuance of treasury stock                         1,025                -
Proceeds from bank and other loans              11,173,175           8,155,541
Payments of bank and other loans                (7,349,728)         (4,000,000)
Exercise of stock options and warrants                 -               297,975
                                                 ----------         -----------
        Net cash provided by
       (used in) financing activities            3,175,969           4,408,012
                                                 ----------         -----------
        Net increase (decrease) in cash           (730,482)            459,839

Cash and cash equivalents beginning of
                the period                        4,561,293          3,453,354
                                                -----------         -----------

Cash and cash equivalents end of the period      $3,830,811         $3,913,193
                                                ===========        ============

The accompanying notes are an integral part of these consolidated statements.

                     Gilman + Ciocia, Inc. and Subsidiaries
                 Consolidated Statements Of Cash Flows - Continued
                    For the Six Months Ended December 31,

                                                    2000                1999
                                                    ----                ----

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the three months ended for:

         Interest                               $   529,780          $ 248,259
         Income taxes                                73,569            225,311

Non-cash transactions:

    Issuance of common stock as
    consideration in business combination         2,013,382               -


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Details of business combinations:

Fair value of assets acquired                     2,317,326          3,895,989
Less: Stock issued                               (2,013,382)        (3,371,265)
                                                ------------        -----------
Cash paid for acquisitions                          303,944            524,724
Cash acquired in acquisitions                          _                  -
                                                ------------        -----------
Net cash paid for acquisitions                 $    303,944        $   524,724
                                               =============       ============


 The accompanying notes are an integral part of these consolidated statements.

                          Gilman + Ciocia, Inc. and Subsidiaries
                    Consolidated Statements of Stockholders' Equity
  For the Year Ended June 30, 2000 and the Six Months ended December 31, 2000

                                    Common  Stock      Paid-In    Deferred      Retained      Treasury  Stock
                                     ------------                                             -----------------
                                  Shares     Amount    Capital    Compensation  Earnings     Shares      Amount
                                    ---------------------------------------------------------------------------
Balance at July 1, 2000          8,030,834 $ 80,308  $ 23,812,621  $164,276   $ 1,772,766   247,895  $ (1,012,130)

Purchase of treasury stock                                                                  160,439      (648,503)

Reissuance of treasury stock                                                                   (200)        1,025

Issuance of common stock upon
business combinations              362,351    3,624     2,009,758

Issuance of common stock in lieu
of cash payment                      5,250       52        52,466

Stock based compensation             4,071       41        16,393

Warrants issued in connection with
refinancing                                               800,000

Net loss                                                                        (2,336,917)
------------------------------------------------------------------------------------------------------------------
Total comprehensive loss                                                        (2,336,917)
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000     8,402,506  $ 84,025 $ 26,691,238  $164,276   $   (564,151) 408,134   $ (1,659,608)
==================================================================================================================
$ (1,368,475)

                 The accompanying notes are an integral part of
                         these consolidated statements.

                         Gilman + Ciocia, Inc. and Subsidiaries
               Consolidated Statements of Stockholders' Equity -Continued
     For the Year Ended June 30, 2000 and the Six Months Ended December 31, 2000

                                 Stock
                                 Subscriptions/
                                 Note                Total
                                 Receivable for      Stockholders'
                                 Shares Sold         Equity
--------------------------------------------------------------------------------
Balance at July 1, 1999           $ (105,000)        $ 24,712,841

Purchase of treasury stock                               (648,503)

Reissuance of treasury stock                                1,025

Issuance of common stock upon
business combinations                                   2,013,382

Issuance of common stock in lieu
of cash payment                                            52,518

Stock based compensation                                   16,434

Warrants issued in connection with
refinancing - net of amortization                         800,000

Net loss                                               (2,336,917)
--------------------------------------------------------------------------------
Total comprehensive loss                               (2,336,917)
--------------------------------------------------------------------------------
Balance at December 31, 2000      $ (105,000)         $24,610,780
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

Business
--------

Gilman + Ciocia, Inc. and subsidiaries (the "Company" or "G+C"), incorporated in Delaware, provides income tax preparation and financial planning services to individuals and businesses. The Company has six active wholly owned subsidiaries, Prime Capital Services, Inc. ("PCS") and North Ridge Securities, Inc. ("North Ridge"), which are registered broker/dealers pursuant to the provisions of the Securities Exchange Act of 1934; Prime Financial Services, Inc. ("PFS") and North Shore Capital Management, Inc. ("North Shore"), which manage PCS and North Ridge, respectively, as well as sell life insurance and fixed annuities; Asset and Financial Planning, Ltd. ("AFP"), an asset management business; and e1040.com, Inc. ("e1040"), an internet tax preparation business.

2.   SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES
     -------------------

The Consolidated Balance Sheet as of December 31, 2000, the Consolidated Statements of Operations for the three and six months ended December 31, 2000 and 1999, and the Consolidated Statements of Cash Flows for the six months ended December 31, 2000 and 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2000 and for all periods presented have been made.

Reclassifications have been made to prior year amounts to conform with the current year presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2000 Annual Report on Form 10-K.

Operating revenues are seasonal in nature with peak revenues occurring in the months of January through April. Thus, the three-month and six-month results are not indicative of results to be expected for the full year.

3.  CONTINGENCIES
    -------------

In August 1998, a legal action was instituted against the Company pertaining to a wrongful death matter allegedly sustained in a Company automobile more than twelve years ago. The complainant (an insurance company) seeks indemnification in the amount of up to $3.5 million. The allegations in the complaint are based upon a $1.7 million payment made by the complainant (a former defendant to a suit with another insurance company) plus an additional $1.8 million payment for which the complainant ultimately may be held liable (for payments made by the other insurance company). In October 2000, in an action to determine the liability allocation between the two insurance companies that made payments related to the automobile accident, the other insurance company was ordered to pay the complainant $857,000. This order is subject to appeal, but the payment should reduce the principal amount of the complainant's indemnification claim against the Company to an amount less than $900,000. In addition, in January 2001, the legal action against the Company was dismissed on the Company's motion for summary judgment based on the court's determination that the indemnification of an insurance company in this situation would be against the public policy of New York State. The complainant insurance company in the action against the Company has filed a notice of appeal from the dismissal.

The Company is also engaged in other lawsuits in the ordinary course of business that it believes will not have a material adverse effect on its financial position or results of operations.

4. DEBT
   ----

The Company had a $10,000,000 credit facility with Merrill Lynch. This facility consisted of three separate loans as follows: a line of credit of $4,000,000 and two revolver loans for a total of $6,000,000. The interest rate on the line of credit was 2.9% plus the 30-day commercial paper rate. The interest rate on the two revolver loans was 3.15% plus the 30-day commercial paper rate. The terms of the two revolver loan facilities were sixty months, and the line of credit facility expired on June 30, 2000. Both facilities were secured by a pledge of all of the business assets of the Company and guaranteed by each of the three principal officers of the Company up to $1,750,000.

The credit facilities contained certain negative covenants that required the Company to maintain, among other things, specific minimum net tangible worth and a maximum ratio of debt to tangible net worth. The Company fell out of compliance with the two covenants and, accordingly, had classified all debt due to Merrill Lynch as a current liability at June 30, 2000. After the default, on June 15, 2000, Merrill Lynch elected to forbear from exercising its remedies under the loan documents until November 30, 2000 in order to allow the Company to seek a replacement lending facility.

On November 1, 2000, the Company closed an $11,000,000 financing to replace the Merrill Lynch credit facility. The new financing consists of a $5,000,000 debt financing ("debt facility") with Travelers Insurance Company and a $6,000,000 senior credit facility ("senior credit facility") with European American Bank. The interest rate on the senior credit facility is either LIBOR plus 275 basis points on draw-downs with three-day advance notice or Prime plus .75% otherwise. The term of the senior credit facility is twelve months. The interest rate on the debt facility ranges from Prime plus or minus 1%. The debt facility has a term of five years. The outstanding principal and interest balance at December 31, 2000 under the debt facility and senior credit facility was $5,098,185 and $6,020,098, respectively.

As part of the debt facility financing with Travelers Insurance Company, the Company issued warrants to purchase 425,000 shares of the Company's common stock at $4.23 and 300,000 shares of the Company's common stock which will be priced on November 1, 2002 at 75% of the average closing price for 20 previous days. The 425,000 warrants are exercisable between November 1, 2000 and May 2, 2003, and the 300,000 warrants are exercisable between November 1, 2001 and May 2, 2004. The estimated value of these warrants at the date issued was set at $800,000, subject to a fair market valuation appraisal to be obtained prior to the Company's fiscal year-end. The warrant valuation was treated as a debt discount and amortized over the five-year term of the debt facility. The second quarter amortization was $24,797, under the interest rate method.

On the December 31, 2000 Consolidated Balance Sheet, $5,000,000 of the Merrill Lynch debt classified as short-term at June 30, 2000 was reclassified to long-term based on the subsequent use of the debt facility, which has a five-year term, to repay Merrill Lynch.

5. SEGMENTS OF BUSINESS
   --------------------

The Company's reportable segments are strategic business units that offer different products and services or are managed separately because the business requires different technology and marketing strategies. The Company has three reportable segments: income tax preparation, financial planning services and e1040.com.

Income tax preparation is predominantly a seasonal business that uses on a broad marketing program and which is delivered in a face to face fashion. Financial planning services is a year-round business with a targeted marketing strategy that is serviced by registered representatives dealing in a highly regulated environment. e1040.com is an online tax preparation service that resides in an on-line technology platform and requires consistent monitoring of software, systems and strategies and provides the service to the clients in an on-line fashion.

SEGMENT REPORTING:              Tax               Financial
------------------              Preparation       Planning     e1040.com    Eliminations   Consolidation
                                -------------------------------------------------------------------------


Quarter ended December 31, 2000
--------------------------------

         Revenues               $1,567,375        $17,863,513    $18,401                    $19,449,289
                                ----------        -----------    -------    -------------   -----------
Direct Costs                     1,470,316         14,432,328    179,875                     16,082,519
Depreciation and Amortization      152,028            585,637     48,817                        786,482
General Corporate Expenses       2,475,871          2,063,884     31,294                      4,571,049
                                ------------      -----------    -------    -------------   -----------
     Operating Income (loss)    (2,530,840)           781,664   (241,585)                    (1,990,761)
                                ------------      -----------    --------   -------------   -----------
Interest Expense                    11,425             89,532    213,073                        314,030
Identifiable assets              6,815,397         61,755,342 (7,149,001)   (14,348,072)    (47,073,666)
Capital expenditures               183,358             66,929    129,166                        379,453

Direct costs consist of
     the following:
        Direct mail costs          141,021                                                      141,021
        Advertising                 32,461             210,520    60,125                        303,106
        Rent                       400,754             831,469     4,230                      1,236,453
        Salaries and commissions   896,080          13,390,340   115,519                     14,401,939
                                 ---------          ----------   -------    ------------     ----------
     Total Direct Costs          1,470,316          14,432,328   179,875         -           16,082,519
                                 ---------         -----------   -------    ------------     ----------
Quarter ended December 31, 1999
--------------------------------
         Revenues             $    419,879       $  13,906,674  $ 11,013                  $  14,337,566
                               -------------       ------------  -------    ------------     ----------
Direct Costs                       409,399          10,724,053    22,659                     11,156,111
Depreciation and Amortization      132,362             509,880      -                           642,242
General Corporate Expenses       2,981,800           2,030,506   110,263                      5,122,569
                               -------------       ------------  -------    ------------     ----------
     Operating loss            (3,103,682)             642,236 (121,909)                    (2,583,356)
                               -------------       ------------  -------    ------------     ----------
Interest Expense                    49,618             136,999      -                           186,617
Identifiable assets             13,087,283          47,818,781   947,329    (20,066,390)     41,787,003
Capital expenditures               661,375             116,933    44,397                        822,705

Direct costs consist of
      the following:
       Direct mail costs            15,386                                                       15,386
       Advertising                  22,446             579,262      -                           601,708
       Rent                        265,457             598,061     1,840                        865,358
       Salaries and commissions    106,110           9,546,730    20,819                      9,673,659
                               -------------       ------------   -------  ---------------  ------------
     Total Direct Costs            409,399          10,724,053    22,659         -           11,156,111
                               -------------       ------------   -------  ---------------  ------------

SEGMENT REPORTING:              Tax               Financial
(continued)                     Preparation       Planning     e1040.com    Eliminations   Consolidation
------------------              -------------------------------------------------------------------------

Six Months ended December 31, 2000
--------------------------------

         Revenues               $3,129,910        $37,593,851    $65,309                    $40,789,070
                                ----------        -----------    -------    -------------   -----------
Direct Costs                     2,904,632         30,465,337    300,348                     33,670,317
Depreciation and Amortization      313,278          1,206,800     90,137                      1,610,215
General Corporate Expenses       5,039,786          4,406,617     39,325                      9,485,728
                                ------------      -----------    -------    -------------   -----------
     Operating Income (loss)    (5,127,786)         1,515,097   (364,501)                    (3,977,190)
                                ------------      -----------    --------   -------------   -----------
Interest Expense                    23,901            185,910    357,926                        567,737
Capital expenditures               313,709             95,603    184,843                        594,155

Direct costs consist of
     the following:
        Direct mail costs          243,548                                                      243,548
        Advertising                 82,307             557,493    66,028                        705,828
        Rent                       788,510           1,625,111     8,862                      2,422,483
        Salaries and commissions 1,790,267          28,282,733   225,458                     30,298,458
                                 ---------          ----------   -------    ------------     ----------
     Total Direct Costs          2,904,632          30,465,337   300,348         -           33,670,317
                                 ---------         -----------   -------    ------------     ----------

Six Months ended December 31, 1999
----------------------------------
         Revenues             $  1,031,965       $  26,006,815  $ 35,515                  $  27,074,295
                               -------------       ------------  -------    ------------     ----------
Direct Costs                     1,203,343          20,831,431    42,564                     22,077,339
Depreciation and Amortization      239,950             941,219     4,385                      1,185,554
General Corporate Expenses       5,593,299           3,602,847   127,541                      9,323,687
                               -------------       ------------  -------    ------------     ----------
     Operating loss             (6,004,628)            631,318  (138,975)                    (5,512,285)
                               -------------       ------------  -------    ------------     ----------
Interest Expense                    61,882             186,378      -                           248,259
Capital expenditures               953,378             199,755    53,643                      1,206,776

Direct costs consist of
      the following:
     Direct mail costs             113,972                                                      113,972
     Advertising                    69,008           1,128,344     5,174                      1,202,526
     Rent                          481,165           1,154,499     3,220                      1,638,884
     Salaries and commissions      539,198          18,548,590    34,169                     19,121,957
                               -------------       ------------   -------  ---------------  ------------
     Total Direct Costs          1,203,343          20,831,432    42,563         -           22,077,339
                               -------------       ------------   -------  ---------------  ------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS.


The information contained in this Form 10-Q and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based upon current information, expectations, estimates and projections regarding the Company, the industries and markets in which the Company operates, and management's assumptions and beliefs relating thereto. Words such as "will," "plan," "expect," "remain," "intend," "estimate," "approximate," and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by federal, state and local authorities and their impact on the lines of business in which the Company's subsidiaries are involved; unforeseen compliance costs; changes in economic, political or regulatory environments; changes in competition and the effects of such changes; the inability to implement the Company's strategies; changes in management and management strategies; the Company's inability to successfully design, create, modify and operate its computer systems and networks; litigation involving the Company; and risks described from time to time in reports and registration statements filed by the Company and its subsidiaries with the Securities and Exchange Commission.
Readers   should  take  these  factors  into  account  in  evaluating  any  such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     In Fiscal 1999, the Company formed its subsidiary e1040.com, which acquired all of the assets of an existing on-line tax preparation business. The Company does not expect to make significant capital investments or incur extraordinary marketing expenses in future years related to expanding e1040.com. With an established on-line tax platform already in place, future marketing initiatives are expected to be in the form of strategic partnerships and revenue sharing arrangements with brick and morter or other on-line entities which are looking for consumer-oriented content and services like e1040.com has to offer.

Results of Operations

     The Company's revenues for the three months ended December 31, 2000 were $19,449,289 compared to $14,337,566 for the three months ended December 31, 1999, an increase of $5,111,723 or 36%. Revenues for the six months ended December 31, 2000 were $40,789,070 compared to $27,074,295 for the six months ended December 31, 1999, an increase of $13,714,775 or 51%. This increase is attributed to an increase in financial planning services as well as increasing revenue from tax and accounting practices, which were acquired in mid-Fiscal 2000.

     The Company's total revenues for the three months ended December 31, 2000 consisted of $1,585,776 for tax preparation/accounting services and $17,863,513 for financial planning services. For the six months ended December 31, 2000 total revenues consisted of $3,195,219 for tax preparation/accounting services and $37,593,851 for financial planning services. Tax preparation services represented 8% and financial planning services represented 92% of the Company's total revenues for the quarter and the six months ended December 31, 2001. The Company's total revenues for the three months ended December 31, 1999 consisted of $430,891 for tax preparation/accounting services and $13,906,675 for financial planning services. For the six months ended December 31, 1999 total revenues consisted of $1,067,480 for tax preparation/accounting services and $26,006,815 for financial planning services. Tax preparation services represented 8% and 4% and financial planning services represented 92% and 96% of the Company's total revenues for the three months and six months in Fiscal 2000, respectively.

     The Company's operating expenses for the three months ended December 31, 2000 were $21,440,050, or 110% of revenues, an increase of $47,519,128, or 27%, compared to $16,920,922, or 118% of revenues, for the three months ended December 31, 1999. For the six months ended December 31, 2000 operating expenses were $44,766,260, or 110% of revenues, an increase of $12,179,680, or 37%, compared to $32,586,580, or 120% of revenues, for the six months ended December 31, 1999. The increase in operating expenses is the result of changes to the following areas:

     Salaries and Commissions increased $4,467,215, or 37%, for the three months ended December 31, 2000 to $16,581,073 from $12,113,858 for the three months ended December 31, 1999. For the six months ended December 31, 2000 the increase was $11,919,761, or 51%, to $35,154,430 from $23,234,669 in the six months ended
December 31, 1999. The increase is primarily attributed to more commissions paid to financial planners from the increased sales of financial planning services, the additional head count in tax/accounting offices from acquisitions, and adding corporate staff to manage the increased number of field offices.

     Rent increased $371,095, for the three months ended December 31, 2000 to $1,236,453 from $865,358 for the three months ended December 31, 1999. For the six months ended December 31, 2000 the increase was $783,599, or 48%, to $2,422,483 from $1,638,884 for the six months ended December 31, 1999. The increase is primarily attributed to the inclusion of seventeen acquired offices during Fiscal 2000 and the increase in rent associated with the Company's new corporate office in White Plains, New York.

     Depreciation and Amortization increased $144,240, or 22%, for the three months ended December 31, 2000 to $786,482 from $642,242 for the three months ended December 31, 1999. For the six months ended December 31, 2000 the increase was $424,661, or 36%, to $1,610,215 from $1,185,554 for the six months ended
December 31, 1999. The increase is primarily attributed to additional purchases of computer equipment and additional amortization associated with acquired businesses during Fiscal 2000.

     The Company's loss from operations for the three months ended December 31, 2000 was $1,990,761 as compared to a loss of $2,583,356 for the three months ended December 31, 1999. This decrease represents an improvement of $592,595 or 23%. For the six months ended December 31, 2000, the loss from operations was $3,977,190 compared to $5,512,285 for the six months ended December 31, 1999, an improvement of $1,535,095 or 28%. This improvement is attributed to implementing cost containment initiatives through consolidating and streamlining existing offices and reduced media advertising campaigns. Advertising decreased $298,108, or 50%, for the three months ended December 31, 2000 to $303,106 from $601,707 for the three months ended December 31, 1999. For the six months ended December 31, 2000 the decrease was $496,698, or 41%, to $705,828 from $1,202,526 in the six months ended December 31, 1999. Adding to the reduction in loss from operations is the significant growth in revenue in financial planning services and the addition of more profitable year-round tax preparation business. Offsetting the reduction in loss from operations was the increase to the Company's allowance for doubtful accounts by $150,000 at December 31, 2000.

     The Company's loss after the income tax benefit for the three months ended December 31, 2000 was $927,251 compared to the loss of $1,505,776 for the three months ended December 31, 1999. This decrease represents an improvement of $578,525 or 38%. For the six months ended December 31, 2000 the loss after the income tax benefit was $2,336,917 compared to $3,133,728 for the six months ended December 31, 1999, an improvement of $796,811 or 25%. This improvement is attributed to the operational improvements, highlighted above, and a higher second quarter income tax benefit offset by an increase in interest expense in Fiscal 2001. The increase in interest expense was $127,413, or 68%, in the three months ended December 31, 2000 and $319,478, for the six months ended December 31, 1999. This increase in interest expense resulted from carrying more debt in Fiscal 2001 over Fiscal 2000. The increase to the effective tax rate for the three months ended December 31, 2000 of 57% from 43% for the three months ended December 31, 1999, increased the Company's income tax benefit. This higher effective tax rate is attributable to the affect of permanent timing differences and higher projected profits in Fiscal 2001.

Liquidity and Capital Resources

     The Company's revenues have been, and are expected to be, somewhat seasonal. As a result, the Company must generate sufficient cash during the tax season, in addition to its available bank credit facility, to fund any operating cash flow deficits in the first half of the following fiscal year. Operations during the non-tax season are primarily focused on financial planning services along with some on-going accounting and corporate tax services. Since its inception, the Company has utilized funds from operations and proceeds from public offerings and bank borrowings to support operations, finance working capital requirements and complete acquisitions. However, the significant recent growth in financial planning revenue is expected to substantially increase future operating cash flow in the current fiscal year.

     The Company's cash flows used in operating  activities  totaled  $3,403,120 and $2,712,341 for the six months ended December 31, 2000 and 1999, respectively. The increase of $690,779 in cash used in operating activities is due primarily to a decrease in amortization of deferred and other compensation expense of $1,173,914, a decrease in accounts payable and accrued expenses of $3,429,339 and an increase in advances to employees of $764,004. These increases in cash flows used in operating activities were offset by a decrease in net loss of $796,811, additional depreciation and amortization of $424,661, a decrease in deferred tax benefit of $588,924, an income tax refund of $610,619 received during the six months ended December 31, 2000, a decrease in prepaid expenses and other current assets of $1,906,997, a decrease in accounts receivable of $191,741 and a decrease in security deposits and other assets of $94,252.

     Net cash used in investing activities totaled $503,331 and $1,235,832 for the six months ended December 31, 2000 and 1999, respectively. The decrease of $732,501 is primarily due to a decrease in capital expenditures of $228,552, a decrease in cash payments for acquisitions of $220,780 and an increase in loan repayments from related parties of $296,093.

     Net cash provided by financing activities totaled $3,175,969 and $4,408,012 for the six months ended December 31, 2000 and 1999, respectively. The decrease in net cash provided by financing activities of $1,232,043 is attributable to a net decrease in loan proceeds of $332,094, additional purchase of treasury stock of $602,999 and a decrease from the proceeds from the exercise of stock options of $297,975.

     The Company had a $10,000,000 credit facility with Merrill Lynch. This facility consisted of three separate loans as follows: a line of credit of $4,000,000 and two revolver loans totaling $6,000,000. The interest rate on the line of credit was 2.9% plus the 30-day commercial paper rate. The interest rate on the two revolver loans was 3.15% plus the 30-day commercial paper rate. The terms of the two revolver loan facilities were sixty months, and the line of credit facility expired on June 30, 2000. Both facilities were secured by a pledge of all of the business assets of the Company and guaranteed by three principal officers up to $1,750,000.

     The credit facilities contained certain negative covenants that required the Company to maintain, among other things, specific minimum net tangible worth and a maximum ratio of debt to tangible net worth. At March 31, 2000, the Company was not in compliance with these two covenants, and, accordingly, classified all debt due to Merrill Lynch as a current liability at June 30, 2000. On June 15, 2000, Merrill Lynch elected to forbear from exercising its remedies under the credit facilities until November 30, 2000 in order to allow the Company to seek a replacement credit facility. The forbearance agreement entered into between Merrill Lynch and the Company obligated the Company to make various repayments. All payments were satisfactorily made by the Company. On November 1, 2000, the Company closed an $11,000,000 financing with Travelers Insurance Company and European American Bank and simultaneously paid Merrill Lynch the entire balance owed it on the outstanding credit facility. At December 31, 2000, the outstanding principal and interest balance on the replacement credit faciility was $11,118,283.

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

                            PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS.

     On August 21, 1998, Mercedes-Benz Credit Corporation, Allianz Insurance Company, and Allianz Underwriters, Inc. filed a complaint against the Company in New York Supreme Court, Nassau County. The complaint seeks indemnification in the amount of up to approximately $3.5 million from Gilman + Ciocia, Inc. The allegations in the complaint are based upon a $1.7 million payment made by the complainants in a settlement reached on October 3, 1996 with the estate of Thomas Gilman in a wrongful death action, plus an additional approximately $1.8 million payment made to the estate in the settlement for which complainants ultimately may be held liable (for payments made by another insurance company). In October 2000, in an action in New York Supreme Court, Nassau County to determine the liability allocation between the two insurance companies that settled with the estate, the other insurance company was ordered to pay the complainants $857,000. This order is subject to appeal, but the payment should reduce the principal amount of the complainant's indemnification claim against the Company to an amount less than $900,000. In addition, in January 2001, the legal action against the Company was dismissed on the Company's motion for summary judgment based on the court's determination that the indemnification of an insurance company in this situation would be against the public policy of New York State. The complainant insurance company in the action against the Company has filed a notice of appeal from the dismissal.

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

Dated:   February 14, 2001

GILMAN + CIOCIA, INC.


By:  /s/ Thomas Povinelli
-----------------------------------
Thomas Povinelli
Chief Executive Officer and President




By:  /s/ David D. Puyear
------------------------------------
David D. Puyear
Chief Financial Officer