Form 10-Q
period 2001-03-31
GILMAN & CIOCIA INC
filed 2001-05-16
CIK 914142

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------
                                    FORM 10-Q
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                 OF 1934.
                For the Quarterly Period Ended March 31, 2001.

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

Check whether the issuer: (1) filed reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of May 9, 2001 8,381,931 shares of the issuer's common equity were outstanding.
================================================================================

                          PART I-FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS                        Page

Consolidated Balance Sheets as of March 31, 2001                  2
and June 30, 2000
Consolidated Statements of Operations for the three and
nine months ended March 31, 2001 and 2000                         3
Consolidated Statements of Cash Flows for the nine months
ended March 31, 2001 and 2000                                    4-5
Consolidated Statements of Stockholders'
Equity for the nine months ended March 31, 2001                   6
Notes to Consolidated
Financial Statements                                             7-10

                     Gilman + Ciocia, Inc. and Subsidiaries
                          Consolidated Balance Sheets

                         ASSETS                  March 31, 2001   June 30, 2000
                                                 Unaudited        Audited
                                                ________________ _______________
CURRENT ASSETS
Cash and cash equivalents                       $ 4,622,570     $ 4,561,293
Marketable securities                                11,442          73,044

Accounts receivable, net of allowance for
doubtful accounts of $500,000
and $337,500 as of March 31, 2001 and
June 30, 2000, respectively                      12,308,855       6,355,115

Receivables from employees, officers
and stockholders, current portion                 1,063,931         709,538

Prepaid expenses and other current assets           897,216       1,210,611
Prepaid and income taxes receivable                 838,566       3,134,824
Deferred tax assets, current portion                338,097         690,000
                                                ________________ _______________
                Total current assets             20,080,677       16,734,425

Property and equipment, net of accumulated
depreciation of $4,347,839                        4,832,700        4,423,455

Intangible assets, net of accumulated
amortization of $4,397,800 and
$3,172,897 as at March 31, 2001 and
June 30, 2000, respectively                      23,884,172       21,260,307

Receivables from employees, officers and
stockholders, net of current portion                    -             17,590
Deferred tax assets                                 900,211             -
Security deposits                                   805,199          658,818
Other assets                                      1,109,421          810,583
                                                ________________ _______________
                Total assets                    $51,612,380      $43,905,178

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt               $ 8,236,676      $ 9,112,734
Accounts payable and accrued expenses            10,571,212        9,233,127
                                                ________________ _______________
                Total current liabilites         18,807,888       18,345,861
Long-term debt-net of current portion and net
of discount of $702,895                           5,504,049          826,476
Deferred tax liability                                  -             20,000
                                                ________________ _______________
                Total liabilities                24,311,937       19,192,337
                                                ________________ _______________
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock-$0.01 par value -shares authorized
   100,000; none issued and outstanding                 -             -
Common stock-$.01 par value-shares authorized
   20,000,000;
   8,615,300 shares and 8.030,834 shares issued
   and outstanding as at March
   31, 2001 and June 30, 2000, respectively          86,152           80,308
Paid-in capital                                  27,586,636       23,976,897
Retained earnings                                 1,061,750        1,772,766
                                                ________________ _______________
                                                 28,734,538       25,829,971
Less-treasury stock, at cost                     (1,329,095)      (1,012,130)
Note receivable for shares sold                    (105,000)        (105,000)
                                                ________________ _______________
                Total stockholders' equity       27,300,443       24,712,841
                                                ________________ _______________
   Total liabilities and stockholders' equity   $51,612,380      $43,905,178
                                                ================ ===============

The accompanying notes are an integral part of these consolidated balance sheets

                     Gilman + Ciocia, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                     Three Months Ended March 31,    Nine Months Ended March 31,

                     2001        2000             2001           2000
                     ___________ ________________ ______________ _______________
Revenues:
Tax preparation fees $12,213.006 $12,367,147      $14,722,951   $12,915,107
Financial planning
services              20,210,337  23,096,241       57,804,188    49,103,057
e1040.com                379,972     581,654          445,280       617,169
Third party direct
mail services             97,858     507,788          717,823       991,791
                    ____________ _______________ _______________ _______________
Total revenues        32,901,173  36,552,830       73,690,242    63,627,124

Operating expenses:
Salaries and
commissions           20,967,470  24,039,893       56,121,900    47,498,196
General and
administrative
expenses               3,272,197   3,980,055        7,294,559     8,023,759
Advertising            2,382,819   7,082,980        3,088,647     8,710,063
Brokerage fees &
licenses                 545,763     449,359        1,396,705       952,410
Rent                   1,373,121     915,159        3,795,604     2,554,043
Depreciation and
amortization             889,790     678,388        2,500,005     1,993,942
                       _________ _______________ _______________ _______________
Total operating
expenses              29,431,160  37,145,835       74,197,420    69,732,413
                     ___________ _______________ _______________ _______________
Operating income
(loss)                 3,470,013    (593,004)        (507,178)   (6,105,289)
                     ___________ _______________ _______________ _______________
Other income/(expense):
Interest and
investment income        437,316   1,016,815          628,235     1,249,674
Interest expense        (411,764)   (372,920)        (979,501)     (621,179)
Other income              32,781      25,920           51,616        68,849
                     ___________ _______________ _______________ _______________
   Total other income     58,333     669,815         (299,650)      697,343
        (expense)
                     ___________ _______________ _______________ _______________
Income (loss) before
income taxes (benefit) 3,528,346      76,811         (806,828)   (5,407,946)
Income taxes (benefit) 1,902,441      33,029          (95,812)   (2,310,583)
                    ____________ _______________ _______________ _______________
Net income (loss)     $1,625,905  $   43,782      $  (711,016)  $(3,097,363)
                   ============= =============== =============== ===============

Net income (loss)
per share,
        Basic         $     0.20  $     0.01      $     (0.09)  $     (0.42)
        Diluted       $     0.20  $     0.01      $     (0.09)  $     (0.42)

Weighted average shares,
        Basic          8,271,768   7,484,164       7,996,235      7,392,884
        Diluted        8,315,316   7,862,338       7,996,235      7,392,884

                      Gilman & Ciocia, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                      For the Nine Months Ended March 31, 2001

                                                       2001       2000
                                                      ______    ________

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                            $ (711,016)$(3,097,363)

   Adjustments to reconcile net loss to net cash
        used in operating activities:
   Depreciation and amortization                     2,500,005   1,909,942
   Deferred tax benefit                               (568,308) (2,760,802)
   Gain on sale of marketable securities                 -        (999,192)
   Amortization of deferred and other
        compensation expense                            68,286   1,533,939
   Interest on stock subscriptions                       -          (2,701)
   Changes in:
        Net accounts receivable                     (5,953,740) (8,097,858)
        Prepaid expenses and other current assets      367,435     347,130
        Advances to employees, officers and
        stockholders                                (1,278,485)   (201,332)
        Security deposits and other assets            (112,168)   (248,569)
        Accounts payable and accrued expenses        1,338,085   5,766,660
        Prepaid and income tax receivable            2,296,258       -
                                                  _____________ _____________
        Net cash used in operating activities       (2,053,648) (5,850,146)
                                                  _____________ _____________
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                  (905,506) (1,193,745)
Cash payments for acquisitions-net of cash acquired  (1,046,785)(1,437,834)
Proceeds from sale of investments                        61,602  1,307,987
Loan repayments from officers and stockholders          395,346    188,257
                                                _______________ ________________
   Net cash used in investing activities             (1,495,343)(1,135,335)
                                                _______________ ________________
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                 30,205    542,376
Acquisition of treasury stock                          (648,503)   (45,504)
Reissuance of treasury stock                            177,808       -
Proceeds from bank and other loans                   11,810,706 11,084,210
Payments of bank and other loans                     (7,759,948)(4,000,000)
                                                _______________ ________________
        Net cash provided by financing activities     3,610,268  7,581,082
                                                _______________ ________________
        Net increase in cash                             61,277    595,601

CASH, and cash equivalents beginning of year          4,561,293  3,453,354
                                                _______________ ________________
CASH, and cash equivalents end of year             $  4,622,570 $4,048,955
                                                =============== ================

  The accompanying notes are an integral part of these consolidated statements.

                     Gilman & Ciocia, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows-Continued
                      For the Nine Months Ended March 31,

                                                        2001      2000
                                                      ______    ________

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for-

        Interest                                    $ 806,101 $  621,179
        Income taxes                                  205,683        774

Noncash transactions-
        Issuance of common stock as
        consideration in business combination       2,801,982  1,639,245

        Reissuance of treasury stock at fair value    209,286      -
        Issuance of common stock in lieu of cash       52,518      -
        Issuance of common stock as bonus              53,130      -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Details of business combinations:
Fair value of assets acquired                       3,848,767  5,752,699
Less: Liabilities assumed                               -          -
Less: Stock issued                                 (2,801,982)(1,639,245)
        Accrual of stock to be issued
        at a future date                                -     (2,350,620)
        Cash to be paid at future date                  -       (325,000)
        Cash acquired in acquisitions                   -          -
                                                  ___________ ____________
Net cash for acquisitions                         $ 1,046,785 $1,437,834
                                                 ============ =============

 The accompanying notes are an integral part of these consolidated statements.

                     Gilman & Ciocia, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Equity
   For the year ended June 30, 2000 and the Nine months ended March 31, 2001

                Common Stock                                 Treasury Stock

                                   Paid         Retained
              Shares     Amount    In Capital   Earnings     Shares   Amount
              __________________________________________________________________

Balance at
July 1, 2000  8,030,834 $80,308   $23,976,897  $1,772,766   247,895 $(1,012,130)

Purchase of
Treasury
stock                                                       160,439  (648,503)

Reissuance of
treasury stock                                                 (200)    1,025

Reissuance of
treasury stock-ESPP                 (122,252)               (70,615)  330,513

Issuance of common
stock upon
business
combinations  555,088    5,551     2,796,431

Issuance of
common
stock in
lieu of
cash payment    5,250       52        52,466

Issuance of
common stock   10,000      100        30,105

Stock based
compensation   14,128      141        52,989

Warrants issued
in connection
with
refinancing                          800,000

Net loss                                      (711,016)

            ___________________________________________________________________
Total
comprehensive
income                                        (711,016)
           ____________________________________________________________________

Balance at
March 31,
2001     8,615,300   $86,152   $27,586,636   $1,061,750   337,519  $(1,329,095)
        ========================================================================

                     Gilman & Ciocia, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity-CONTINUED For the year ended June 30, 2000 and the Nine months ended March 31, 2001

                        Note
                        Receivable                      Total
                        for Shares                      Stockholders'
                        Sold                            Equity
                _______________________________________________________________

Balance at
July 1, 2000            $ (105,000)                     $ 24,712,841

Purchase of
Treasury
stock                                                        (648,503)

Reissuance of
treasury stock                                                  1,025

Reissuance of
treasury stock-ESPP                                           208,261

Issuance of common
stock upon
business
combinations                                                2,801,982

Issuance of
common
stock in
lieu of
cash payment                                                   52,518

Issuance of
common stock                                                   30,205

Stock based
compensation                                                   53,130

Warrants issued
in connection
with
refinancing                                                   800,000

Net loss                                                     (711,016)

            ___________________________________________________________________
Total
comprehensive
income                                                       (711,016)
           ____________________________________________________________________

Balance at
March 31,
2001             $(105,000)                                $27,300,443
            ====================================================================

                 Gilman + Ciocia, Inc. and Subsidiaries Notes to
                  Consolidated Financial Statements Unaudited

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Balance Sheet as of March 31, 2001, the Consolidated Statements of Operations for the three and nine months ended March 31, 2001 and 2000, and the Consolidated Statements of Cash Flows for the nine months ended March 31, 2001 and 2000 have been prepared by the Company. In the opinion of management, the condensed consolidated financial statements include all adjustments consisting of only normal recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and for all periods presented. Reclassifications have been made to prior year amounts to conform with the current year presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2000 Annual Report on Form 10-K.

Operating revenues are seasonal in nature with peak revenues occurring in the months of January through April. Thus, this quarter's three-month and nine-month results include seasonal revenues but are not indicative of results to be expected for the entire year.

3. CONTINGENCIES

In August 1998, a legal action was instituted against the Company pertaining to a wrongful death matter allegedly sustained in a Company automobile more than twelve years ago. The complainant (an insurance company) seeks indemnification in the amount of up to $3.5 million. The allegations in the complaint are based upon a $1.7 million payment made by the complainant (a former defendant to a suit with another insurance company) plus an additional $1.8 million payment for which the complainant ultimately may be held liable (for payments made by the other insurance company). In October 2000, in an action to determine the liability allocation between the two insurance companies that made payments related to the automobile accident, the other insurance company was ordered to pay the complainant $857,000. This order is subject to appeal, but the payment should reduce the principal amount of the complaint's indemnification claim against the Company to an amount less than $900,000. In addition, in January 2001, the legal action against the Company was dismissed on the Company's motion for summary judgment based on the court's determination that the indemnification of an insurance company in this situation would be against the public policy of New York State. The complaint insurance company in the action against the Company has filed a notice of appeal from the dismissal.

The Company is also engaged in other lawsuits in the ordinary course of business that it believes will not have a material effect on its financial position.

4. DEBT

On November 1, 2000 ("effective date"), the Company closed an $11,000,000 financing, which consists of a $5,000,000 debt financing ("debt facility") with Travelers Insurance Company and a $6,000,000 senior credit facility ("senior credit facility") with European American Bank. The interest rate on the senior credit facility is either LIBOR plus 275 basis points on draw-downs with three-day advance notice or Prime plus .75% otherwise. The term of the senior credit facility is twelve months and requires a 30-day clean-up period on the loan prior to maturity. The interest rate on the debt facility will range from Prime plus or minus 2.25% and has a term of five years. The outstanding principal and interest balance at March 31, 2001 under the debt facility and senior credit facility was $5,243,048 and $6,014,344, respectively.

As part of the debt facility financing with Travelers Insurance Company, the Company issued warrants to purchase 425,000 and 300,000 shares of the Company's common stock at $4.23 per share, the average closing price for 20 days before the effective date. The 425,000 warrants are exercisable between November 1, 2000 and May 2, 2003, and the 300,000 warrants are exercisable between November 1, 2001 and May 2, 2004. The estimated value of these warrants at the date issued was set at $800,000, subject to a fair market valuation appraisal to be obtained. The warrant valuation was treated as a debt discount and amortized over the five-year term of the debt facility. The fiscal 2001 amortization is $97,107, under the interest rate method.

5. INTANGIBLE ASSETS

Intangible assets consist of the following as of:
                        March 31, 2001   June 30, 2000

Customer Lists          13,621,992       10,063,224
Broker-Dealer
Registration               200,000          200,000
Non-Compete Contracts    1,090,000          800,000
House Accounts             900,000          900,000
Administrative
Infrastructure             700,000          700,000
Independent
Contractor Agreements    5,700,000        5,700,000
Goodwill                 6,069,980        6,069,980
                        __________     ____________
                        28,281,972       24,433,204
Less-Accumulated
amortization             4,397,800        3,172,897
                       ___________    _____________
                       $23,884,172      $21,260,307
                       ___________    _____________

Amortization expense is computed on a straight-line basis over periods ranging from five to twenty years, and amounted to $1,239,105 and $556,527 for the nine months ended March 31, 2001 and 2000, respectively.

6. SEGMENTS OF BUSINESS

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

SEGMENT REPORTING:
                  Tax           Financial
                  Preparation   Planning  e1040.com  Elimination's Consolidation
                  ___________   _________ _________ ______________ _____________
Quarter ended
March 31, 2001

   Revenues     $12,310,864   $20,210,337 $379,972                $32,901,173
               ____________  ____________ ________ ______________ _____________
Direct Costs      5,492,838    15,862,431  489,469                 21,844,738
Depreciation
and Amortization    169,897       654,474   65,419                    889,790
General Corporate
Expenses          3,686,732     3,039,930  (30,030)                 6,696,632
                ___________  ____________ ________ ______________ _____________
   Operating
 Income (loss)    2,961,398       653,502 (144,887)     -           3,470,013
                ___________  ____________ ________ ______________ _____________
Interest Expense    107,650        90,633  213,481                    411,764
Identifiable
assets           23,662,174    44,538,390  827,769  (17,415,952)   51,612,380
Capital
expenditures        619,279       119,882   25,843                    765,004

Direct costs
consist of
the following:
   Advertising    1,251,727       952,336  178,756                  2,382,819
   Rent             448,511       920,375    4,235                  1,373,121
   Salaries
   and
   commissions   3,792,600     13,989,720  306,478                 18,088,798
                __________  _____________ ________ _______________ ____________
Total Direct
Costs            5,492,838     15,862,431  489,469      -          21,844,738
                __________  _____________ ________ _______________ _____________
Quarter ended
March 31, 2000
   Revenues   $ 12,874,934   $ 23,096,242 $581,654                $36,552,830
                __________  _____________ ________                ______________
Direct Costs     5,875,111     17,563,363 5,488,217                28,926,691
Depreciation
and Amortization   187,130        465,408    25,850                   678,388
General Corporate
Expenses         4,234,028      2,566,154   740,573                 7,540,755
                __________  _____________ _________ ______________ _____________
   Operating
  Income (loss)  2,578,665      2,501,317 (5,672,986)                (593,004)
                __________  _____________ _________ ______________ _____________
Interest Expense    88,513        225,710     58,697                  372,920
Identifiable
assets           9,253,814     56,183,418    279,173 (17,550,044)  48,166,361
Capital
expenditures       627,650        150,998    189,196                  967,844

Direct costs
consist of
the following:

   Advertising   1,374,143        880,823  4,828,014                7,082,980
   Rent            200,430        679,241     35,488                  915,159
   Salaries and
   commissions   4,300,538     16,003,299    624,715               20,928,552
                __________  _____________ __________ _____________ _____________
   Total Direct
   Costs         5,875,111     17,563,363  5,488,217      -        28,926,691
                __________  _____________ __________ _____________ _____________

Nine months ended March 31, 2001

Revenues        $15,440,774     $57,804,188 $445,280            $73,690,242
                ___________     ___________ ________ __________ ____________
Direct Costs      8,153,921      46,327,769  789,817             55,271,507
Depreciation and
Amortization        483,175       1,861,274  155,556              2,500,005
General Corporate
Expenses          8,970,065       7,446,550    9,293             16,425,908
                ___________    ____________ ________ __________ ____________
Operating Income
(loss)           (2,166,387)      2,168,595 (509,386)              (507,178)
                ___________    ____________ ________ __________ ____________
Interest Expensse   131,551         276,543  571,407                979,501
Identifiable
assets           23,662,174      44,538,390  827,769 (17,415,952)51,612,380
Capital
Expenditures        932,988         215,485  210,686              1,359,159
Direct costs
consist of the
following:
   Advertising    1,334,033       1,509,830  244,784              3,088,647
   Rent           1,237,021       2,545,486   13,097              3,795,604
   Salaries and
   commissions    5,582,867      42,272,453  531,936             48,387,256
                ___________    ____________ ________ ___________ ___________
   Total Direct
   Costs          8,153,921      46,327,769  789,817     -       55,271,507
                ___________    ____________ ________ ___________ ___________
Nine months
ended March
31, 2000
   Revenues   $  13,906,899    $ 49,103,056 $617,169            $63,627,124
Direct Costs      7,157,732      38,728,499 5,530,780            51,417,011
Depreciation
and
Amortization        457,081       1,506,627    30,235             1,993,943
General Corporate
Expenses          9,538,776       5,914,569   868,114            16,321,459
                ___________   _____________ _________ __________ ___________
   Operating
        loss     (3,246,690)      2,953,361(5,811,960)           (6,105,289)
                ___________   _____________ _________ __________ ___________

Interest
Expense             150,395         412,088    58,696               621,179
Identifiable
assets            9,253,814      56,183,418   279,173(17,550,044)48,166,361
Capital
expenditures      1,581,028         350,753   242,839             2,174,620

Direct costs
consist of
the following:
   Advertising    1,624,114       2,252,762 4,833,188             8,710,064
   Rent             681,595       1,833,739    38,708             2,554,042
   Salaries and
   commissions    4,852,023      34,641,998   658,884            40,152,905
                ___________ _______________ _________ __________ __________
   Total Direct
        Costs     7,157,732      38,728,499 5,530,780            51,417,011
                ___________   _____________ _________ __________ __________

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The information contained in this Form 10-Q and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based upon current information, expectations, estimates and projections regarding the Company, the industries and markets in which the Company operates, and management's assumptions and beliefs relating thereto. Words such as "will," "plan," "expect," "remain," "intend," "estimate," "approximate," and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by federal, state and local authorities and their impact on the lines of business in which the Company and its subsidiaries are involved; unforeseen compliance costs; changes in economic, political or regulatory environments; changes in competition and the effects of such changes; the inability to implement the Company's strategies; changes in management and management strategies; the Company's inability to successfully design, create, modify and operate its computer systems and networks; litigation involving the Company and risks described from time to time in reports and registration statements filed by the Company and its subsidiaries with the Securities and Exchange Commission. Readers should take these factors into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Gilman + Ciocia, Inc. provides federal, state and local tax preparation and financial planning services to individuals predominantly in the middle and upper income brackets. The Company currently has 151 offices operating in 17 states. To complement its tax preparation services, the Company also provides financial planning services to its tax preparation clients and others. These financial planning services include securities brokerage services, insurance and mortgage agency services.

The Company opens new tax offices and acquires existing tax preparation and financial planning businesses. New offices have historically attracted more potential tax preparation clients, which have resulted in increased revenues and have contributed to the Company's growth. In addition, each new tax preparation client is a potential new financial planning client. The Company plans to continue to expand and acquire tax preparation and financial planning practices during the next year (although no specific target has been set), recruit successful financial planners and acquire existing securities broker/dealers. The Company anticipates funding this growth through the senior and subordinate debt financing, possible private placement of equity and operating cash flow.
In Fiscal 2000, the Company formalized an acquisition model requiring each acquired practice to commit to delivering a minimum level of profitability in the first year of post acquisition operations. These minimum future performance and profitability targets, established at the closing, limit future purchase payments unless the targets are met, as well as help to keep the principals of the acquired practices focused on delivering profitability that is accretive to the Company's earnings.

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

Results of Operations

The Company's total revenues for the three months ended March 31, 2001 were $32,901,173 compared to $36,552,830 for the three months ended March 31, 2000, a decrease of $3,651,657 or 10%. Revenues for the nine months ended March 31, 2001 were $73,690,242 compared to $63,627,124 for the nine months ended March 31, 2000, an increase of $10,063,118 or 16%. The three months ended March 31, 2001 decrease was primarily from a decrease in financial planning services impacted by the dramatic decline of the broader equity markets, as well as a small decrease in e1040.com revenues and third party business at the Company's Progressive Mailing direct mail division.

The Company's total revenues for the three months ended March 31, 2001 consisted of $12,213,006 for tax preparation/accounting services, $20,210,337 for financial planning services, $379,972 for e1040.com and $97,858 for Progressive Mailing. For the nine months ended March 31, 2001 total revenues consisted of $14,722,951 for tax preparation/accounting services, $57,804,188 for financial planning services, $445,280 for e1040.com and $717,823 for Progressive Mailing. The Company's total revenues for the three months ended March 31, 2000 consisted of $12,367,148 for tax preparation/accounting services, $23,096,241 for financial planning services, $581,654 for e1040.com and $507,787 for Progressive Mailing. For the nine months ended March 31, 2000 total revenues consisted of $12,915,106 for tax preparation/accounting services, $49,103,056 for financial planning services, $617,169 for e1040.com and $991,792 for Progressive Mailing. Tax preparation services represented 20% and 20%, financial planning services represented 78% and 77%, e1040.com represented 1% and 1% and Progressive Mailing represented 1% and 2% of the Company's total revenues for the nine months in Fiscal 2001 and Fiscal 2000, respectively.

The Company's operating expenses for the three months ended March 31, 2001 were $29,431,160, or 89% of revenues, a decrease of $7,714,674, or 21%, compared to $37,145,834, or 102% of revenues, for the three months ended March 31, 2000. For the nine months ended March 31, 2001, operating expenses were $74,197,420, or 101% of revenues, an increase of $4,465,007, or 6%, compared to $69,732,413, or 110% of revenues, for the nine months ended March 31, 2000. The increase in operating expenses is the result of changes to the following areas:

Salaries and Commissions decreased $3,072,423, or 13%, in the three months ended March 31, 2001 to $20,967,470 from $24,039,893 in the three months ended March 31, 2000. For the nine months ended March 31, 2001 the increase was $8,623,704, or 18%, to $56,121,900 from $47,498,196 in the nine months ended March 31, 2000.
The nine month increase is primarily from more commissions paid to financial planners from the increased sales of financial planning services, the additional head count in tax/accounting offices from acquisitions, and the limited addition of additional corporate staff to manage the increased number of field offices. Conversely, the decrease for the three months ended March 31, 2001 was primarily from the decrease in commissions paid to financial planners on lower revenue of financial planning services.

General and Administration decreased $707,858, or 18%, in the three months ended March 31, 2001 to $3,272,197 from $3,980,055 in the three months ended March 31, 2000. For the nine months ended March 31, 2001 the decrease was $729,200, or 9%, to $7,294,559 from $8,023,759 in the nine months ended March 31, 2000. The decrease is primarily from the continued streamlining of our existing offices as well as from implementing cost containment initiatives at our subsidiary companies.

Advertising decreased $4,700,161, or 66%, in the three months ended March 31, 2001 to $2,382,819 from $7,082,980 in the three months ended March 31, 2000. For the nine months ended March 31, 2001 the decrease was $5,621,416, or 65%, to $3,088,647 from $8,710,063 in the nine months ended March 31, 2000. The decrease is primarily from not replacing the Fiscal 2000 advertising campaigns to market our e1040.com website resulting in a reduction of $4,588,404. In addition, the Company reduced its direct mail marketing for its brick and mortar tax offices by approximately $1,033,012 in the nine months ended March 31, 2001. While the Company reduced its total marketing cost dramatically, it has not had a dramatic affect on revenues and its quarterly profits have increased.

Rent increased $457,962, or 50%, in the three months ended March 31, 2001 to $1,373,121 from $915,159 in the three months ended March 31, 2000. For the nine months ended March 31, 2001 the increase was $1,241,561, or 49%, to $3,795,604 from $2,554,043 in the nine months ended March 31, 2000. The increases are primarily from taking additional rental space by our existing offices, normal rate increases on lease renewals and the affect of acquired offices.

Depreciation and Amortization increased $211,402, or 31%, in the three months ended March 31, 2001 to $889,790 from $678,388 in the three months ended March 31, 2000. For the nine months ended March 31, 2001, the increase was $506,063, or 25%, to $2,500,005 from $1,993,942 in the nine months ended March 31, 2000. The increase is primarily from additional purchases of computer equipment and additional amortization associated with acquired businesses during Fiscal 2000 and 2001.

The Company's profit from operations for the three months ending March 31, 2001 was $3,470,013 compared to a loss of $593,004 for the three months ended March 31, 2000. This increase represents an improvement of $4,063,017. The nine months ended March 31, 2001 loss from operations was $507,178 compared to $6,105,289 for the nine months ended March 31, 2000, an improvement of $5,598,111 or 92%. This improvement is from implementing cost containment initiatives through consolidating and streamlining existing offices and reduced media advertising campaigns. Adding to the reduction in the loss from operations is the significant growth in revenue in financial planning services and the addition of more profitable year round tax preparation business.

The Company's profit after income taxes for the three months ended March 31, 2001 was $1,625,905 compared to $43,782 for the three months ended March 31, 2000. This increase represents an improvement of $1,582,123 or 3,614%. For nine months ended March 31, 2001 the loss after the income tax benefit was $711,017 compared to $3,097,363 for the nine months ended March 31, 2000, an improvement of $2,386,346 or 77%. This improvement is from the operational improvements highlighted above. The increase in interest expense was $38,844, or 10%, in the three months ended March 31, 2001 and $358,322, for the nine months ended March 31, 2001. This increase in interest expense resulted from carrying more debt this Fiscal year over last Fiscal year. The Company's effective income tax rate for the three months and nine months ended March 31, 2001, is approximately 12% and 54%, respectively. The primary differences between these rates and the statutory federal income tax rate of 34% relates primarily to the amortization of certain goodwill and other intangible assets not being deductible for income tax purposes, as well as state income taxes and benefits.

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

The Company's cash flows used in operating activities totaled $2,053,648 and $5,850,146 for the nine months ended March 31, 2001 and 2000, respectively. The decrease of $3,796,498 in cash used in operating activities is from a decrease in net loss of $2,386,347, additional depreciation and amortization of $590,063, a decrease in deferred tax benefit of $2,192,494, a decrease in accounts receivable of $2,144,118, an income tax refund of $1,769,622 received during the nine months ended March 31, 2001, a decrease in prepaid and income tax receivable of $526,636 and a decrease in security deposits and other assets of $136,401. These decreases in cash flows used in operating activities were offset by advance draws to planners on future commissions of $1,077,153, a decrease in accounts payable and accrued expenses of $4,428,575 and a decrease in amortization of deferred and other compensation expense of $1,465,653.

Net cash used in investing activities totaled $1,495,343 and $1,135,335 for the nine months ended March 31, 2001 and 2000, respectively. The increase of $360,008 is from a decrease in proceeds from sale of investments and marketable securities of $1,246,385. This decrease proceeds from the sale is offset by a decrease in capital expenditures of $288,239, a decrease in cash payments for acquisitions of $391,049 and an increase in loan repayments from officers and stockholders of $207,089.

Net cash provided by financing activities totaled $3,610,268 and $7,581,082 for the nine months ended March 31, 2001 and 2000, respectively. The decrease in net cash provided by financing activities of $3,970,814 is attributable to a net decrease in loan proceeds of $3,033,452, additional purchases of treasury stock of $602,999 and a decrease from the proceeds from the issuance of common stock of $512,171. These decreases in net cash provided by financing activities are offset by cash proceeds received from the re-issuance of treasury stock of $177,808, which has been allocated to the Employee Stock Purchase Plan.

The Company had a $10,000,000 credit facility with Merrill Lynch. This facility consisted of three separate loans, a line of credit of $4,000,000 and two revolver loans totaling $6,000,000. On November 1, 2000, the Company closed an $11,000,000 financing with Travelers Insurance Company and European American Bank and simultaneously paid Merrill Lynch the entire balance owed it on the outstanding credit facility. At March 31, 2001, the outstanding principal and interest balance on the replacement credit facility was $11,257,392.

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

Dated:  May 14, 2001

GILMAN + CIOCIA, INC.

By: /s/ Thomas  Povinelli
Thomas  Povinelli
Chief  Executive  Officer and President

By: /s/ David D. Puyear
David D. Puyear
Chief Financial Officer