Form 10-K
period 2001-06-30
GILMAN & CIOCIA INC
filed 2001-10-04
CIK 914142

==========================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            --------------------------

                                    FORM 10-K

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the Fiscal Year Ended June 30, 2001.

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
      1311 Mamaroneck Ave. Suite 160,
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

       Check if there is no  disclosure of delinquent  filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting and non-voting common equity held by non-affiliates as of [September 25, 2001] was $12,272,680 based on a sale price of $2.35.

         State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of September 25, 2001, 8,382,646 shares of the issuer's common equity were outstanding.

Transitional Small Business Disclosure Format (check one): Yes[  ] No [X]
===========================================================================

                                     PART I

Item 1.           DESCRIPTION OF BUSINESS

General

        Gilman + Ciocia, Inc. is a corporation that was organized in 1981 under the laws of the State of New York (together with its wholly owned subsidiaries, the "Company" or "Gilman + Ciocia(R)" or "G+C" or "GTAX"). The Company was reorganized under the laws of the State of Delaware in 1993. The Company provides federal, state and local tax preparation and financial planning services to individuals predominantly in the middle and upper income brackets. The Company currently has 140 offices operating in 16 states. To complement its tax preparation services, the Company also provides financial planning services to its tax preparation clients and others. These financial planning services include securities brokerage services, insurance and mortgage agency services.

         In Fiscal 2001, the Company had total revenues of $106,513,173, representing an increase of $16,934,679, or 19%, compared to $89,578,494 in Fiscal 2000. This growth was primarily attributed to the significant growth in commissions from financial planning services provided to its clients, which increased 22% to $87,197,921 in Fiscal 2001 from $71,277,044 in Fiscal 2000. In addition, revenues from tax preparation increased by 11% to $17,557,112 in Fiscal 2001 from $15,808,075 in Fiscal 2000. For segment profits and use of assets, refer to Management's Discussion and Analysis and Segments (note 13). In Fiscal 2001, 82% of the Company's revenues were derived from commissions on financial planning services, 16% were from tax preparation with the remaining 2% derived from our on-line tax preparation business and in-house direct mail business. During Fiscal 2001, the Company prepared approximately 142,000 federal and state tax returns compared to approximately 150,000 federal and state returns in Fiscal 2000. The decline is attributable to a reduction in on-line returns prepared and the impact of some tax preparer attrition and reduced tax preparation marketing, offset by acquisitions.

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

         In February 1999, the Company began preparing individual income taxes online when it formed its subsidiary e1040.com, Inc. and completed the acquisition of all the assets of an existing online tax preparation business. Since its organization, e1040.com has generated 75 million web page hits, representing 3.4 million visitors to the e1040.com web site, and has prepared 71,985 Federal and State tax returns and 18,946 tax extensions. In Fiscal 2001, e1040.com prepared 35,824 federal and state tax returns and 9,985 tax extensions.

         In Fiscal 1999, the Company purchased all of the issued and outstanding capital stock of Prime Capital Services, Inc. ("Prime") and of North Ridge Securities Corp. ("North Ridge"), each a registered securities broker/dealer (the "B/D Subsidiaries"). The Company terminated its relationship with Royal Alliance Associates, Inc. ("Royal Alliance"), an independent registered broker/dealer, through which previously the Company had referred its clients' trades for financial planning services business. Royal Alliance had retained approximately six percent (6%) of the total securities commissions generated by the Company's financial planning business cleared through Royal Alliance. Today, each of the financial planners to whom a client might be introduced is a registered representative ("Registered Representative") of one of the B/D Subsidiaries. Each Registered Representative is also either an employee of the Company, with an employment agreement calling for a specified payout on commissions to be made by a B/D Subsidiary, or an independent contractor with a contractual agreement to share commissions with the B/D Subsidiary. The Company and its subsidiaries therefore retain six percent (6%) more of the securities commissions generated through its referrals than it had in previous years, for all Registered Representatives associated with one of the B/D Subsidiaries. The percent of commissions earned by the Company depends on the financial planning services that are sold. Almost all of the financial planners are also authorized agents of insurance underwriters, and the Company earns revenues from these insurance services as well. Each of the B/D Subsidiaries has its own clients independent of referrals from the tax preparation business.

         In July 1999, the Company formed a joint venture corporation, GTAX/Career Brokerage, Inc. ("GTAX/CB"), with Fiengold & Scott, Inc., a company engaged in the wholesaling of insurance and annuity products. The Company is the owner of 50% of the stock of GTAX/CB; Fiengold & Scott, Inc. is the owner of the remaining 50%. GTAX/CB was formed to become a licensed insurance agent in all states in which the Company markets insurance and annuity products and to act as a licensed entity for the sale by the Company of life insurance, long-term health care insurance, and fixed-annuity products.

Industry Overview

         The United States Internal Revenue Service (the "IRS") reported that approximately 122,673,000 individual 2000 federal income tax returns were filed in the United States through June 30, 2001. According to the IRS, approximately 50% of the tax returns filed in the United States each year are completed by a paid preparer. Among paid preparers, H&R Block, Inc. ("H&R Block") dominates the low-cost tax preparation business with approximately 9,000 offices located throughout the United States. According to information released by H&R Block, H&R Block prepared an aggregate of approximately 16,060,000 United States tax returns during the 2001 tax season, which represented approximately 13% of all tax returns filed in the United States. Other than H&R Block, the tax preparation industry is highly fragmented and includes regional tax preparation services, accountants, attorneys, small independently owned companies, and financial service institutions that prepare tax returns as ancillary parts of their businesses. The ability to compete in this market depends in large part on the geographical area, specific location of the tax preparation office, local economic conditions, quality of on-site office management and the ability to file tax returns electronically with the IRS.

         According to data from the National Association of Securities Dealers, Inc. (the "NASD"), approximately 5,500 securities broker/dealers are registered in the United States, some of which provide financial planning services similar to those offered by the Company. A large number of these professionals are affiliated with larger financial industry firms. The remaining portion of the financial planning industry is highly fragmented with services provided by certified financial planners, stockbrokers and accountants. The Company believes that no other large, national tax preparation firm has combined tax preparation and financial planning services to the same extent as the Company.

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

         Tax Preparers. The Company's tax preparation business is conducted predominantly in the months of February, March and April when most individuals prepare their federal, state and local income tax returns. During the tax season, the number of Company employees increases by approximately 300. Almost all of the Company's professional tax preparers have a college degree or its equivalent and two years of tax preparation experience, and each one is specifically tested and trained by the Company to meet the required level of expertise to properly prepare tax returns. A large percentage of the Company's seasonal employees return in the next year. The Company generally utilizes advertisements in local newspapers to recruit the remainder of its seasonal work force.

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

         Most middle and upper income individuals require a variety of financial planning services. If the client seeks insurance or annuity products in connection with the creation of a financial plan, he is referred to a financial planner (who may also be a tax preparer) who is an authorized agent of an insurance underwriter. If the client seeks mutual fund products or other securities for investment, he is referred to a financial planner of the Company (who may also be a tax preparer) who is a Registered Representative of one of the B/D Subsidiaries of the Company. See "Relationship with Registered Representatives of Securities Broker/ Dealers" and "Relationship with Authorized Agents of Insurance Underwriters."

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

          Relationship with Registered Representatives of Securities broker/ dealer. The Company financial planners that provide financial planning services to the Company's clients are Registered Representatives of the B/D Subsidiaries, which are registered securities broker/dealers and members of the NASD. To become a Registered Representative, a person must pass one or more of a series of qualifying exams administered by the NASD that test the person's knowledge of securities and related regulations.

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

         About 90% of the securities transactions handled by Registered Representatives of the B/D Subsidiaries involve mutual funds, variable annuities, managed money products and variable life insurance. The balance of the firms' business includes stocks, bonds, and other securities. Typically, these transactions are unsolicited and executed at discounted commission rates.

         Each of the Registered Representatives licensed with the B/D Subsidiaries, except the officers of the Company, has entered into a commission sharing agreement with the Company. The agreement generally provides that a specified percentage of the commissions earned by the Company (generally 43% to 47% of the total commission) is paid to the Registered Representative.
The Company maintains agreements with its Registered Representatives that contain covenants requiring them to maintain strict confidentiality and to refrain from certain competition with the Company.

         A majority of the Company's full-year tax preparers are also Registered Representatives, which enables them to prepare tax returns and provide financial planning services to the Company's clients. They are compensated by the Company on a commission basis based upon the revenue generated from the returns prepared, but not to fall below minimum wage. In addition, they are compensated based on the overall commissions paid to the Company on financial products they sell to their clients.

         Relationship with Authorized Agents of Insurance Underwriters. Certain of the Company's full-time employees and financial planners are authorized agents of insurance underwriters. If clients of the Company inquire about insurance products, they are directed to one of these authorized agents. These agents are able, through several insurance underwriters, to sell insurance products to clients and are paid a certain percentage of the commissions earned on such sales. The Company is an authorized insurance agent under both New York and Florida law. The Company's 50% owned subsidiary, GTAX/CB Brokerage, is an authorized agent under New York State law.

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

Broker/Dealer Subsidiaries

         Prime and North Ridge are wholly owned subsidiaries of the Company. Each conducts a securities brokerage business providing regulatory oversight and products and sales support to its brokers, who provide investment products and services to their clients.

         The B/D Subsidiaries have been able to recruit and retain experienced and productive brokers who seek to establish and maintain personal relationships with high net worth individuals. The B/D Subsidiaries generally do not hire inexperienced brokers or trainees to work as retail brokers. The Company believes that its performance based equity incentive compensation has been a key component in its ability to recruit new brokers. The Company believes that continuing to add experienced, highly productive brokers is an integral part of its growth strategy.

         The B/D Subsidiaries business and the securities industry in general are subject to extensive regulation in the United States at both the federal and state levels, as well as by self-regulatory organizations ("SROs").

         In the United States, the Securities and Exchange Commission ("SEC") is the federal agency primarily responsible for the regulation of broker/dealers and investment advisers doing business in the United States, and the Board of Governors of the Federal Reserve System promulgates regulations applicable to securities credit transactions involving broker/dealers and certain other United States institutions. Each of the B/D Subsidiaries is registered as a broker/dealer with the SEC. Certain aspects of broker-dealer regulation have been delegated to securities industry SROs, principally the NASD and the New York Stock Exchange ("NYSE"). These SROs adopt rules (subject to SEC approval) that govern the industry, and along with the SEC, conduct periodic examinations of the B/D Subsidiaries' operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business.

         Broker/Dealers are subject to regulations covering all aspects of the securities industry, including sales practices, trade practices among broker/dealers, capital requirements, the use and safekeeping of clients' funds and securities, record keeping and reporting requirements, supervisory and organizational procedures intended to ensure compliance with securities laws and to prevent unlawful trading on material nonpublic information, employee related matters, including qualification and licensing of supervisory and sales personnel, limitations on extensions of credit in securities transactions, clearance and settlement procedures, requirements for the registration, underwriting, sale and distribution of securities and rules of the SROs designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker/dealers and their clients. As a result, many aspects of the relationship between broker/dealers and clients are subject to regulation, including, in some instances, requirements that brokers make "suitability" determinations as to certain customer transactions, limitations on the amounts that may be charged to clients, timing of proprietary trading in relation to client's trades, and disclosures to clients.

         Additional legislation, changes in rules promulgated by the SEC, state regulatory authorities or SROs, or changes in the interpretation or enforcement of existing laws and rules may directly affect the mode of operation and profitability of broker/dealers. The SEC, SROs and state securities commissions may conduct administrative proceedings, which can result in censure, fines, the issuance of cease-and-desist orders or the suspension or expulsion of a broker/dealer, its officers or employees. The principal purpose of regulating and disciplining broker/dealers is the protection of customers and the securities markets, rather than the protection of creditors and shareholders of broker/dealers.

         As registered broker/dealers, the B/D Subsidiaries are required to establish and maintain a system to supervise the activities of their retail brokers, including their independent contractor offices, and other securities professionals. The supervisory system must be reasonably designed to achieve compliance with applicable securities laws and regulations, as well as SRO rules. The SROs have established minimum requirements for such supervisory systems; however, each broker/dealer must establish procedures that are appropriate for the nature of its business operations. Failure to establish and maintain an adequate supervisory system may result in sanctions imposed by the SEC or a SRO that could limit the B/D Subsidiaries abilities to conduct their securities business. Moreover, under federal law and certain state securities laws, the B/D Subsidiaries may be held liable for damages resulting from the unauthorized conduct of their account executives to the extent that the B/D Subsidiaries have failed to establish and maintain an appropriate supervisory system.

         Prime. Approximately 90% of the securities transactions effected by Prime's Registered Representatives involve mutual funds, variable annuities, managed money products and variable life insurance. The balance of the firm's business includes stocks, bonds, and other securities. Typically, these transactions are unsolicited and executed at discounted commission rates. Individual stock and bond transactions are processed through National Financial Services, Corp., a wholly owned subsidiary of Fidelity Investments, where all accounts are insured for up to $100 million.

         Prime receives commissions generated by financial planners who are Registered Representatives of Prime. As of June 30, 2001, Prime had 271 Registered Representatives, 12 of which are Company employees, and the remaining 259 are independent representatives. (For an explanation of the role of licensed Representatives, see "Relationship with Registered Representatives of broker/dealer " above.)

         Prime is registered as a securities broker/dealer under the Securities Exchange Act of 1934, as amended, and has been a member of the National Association of Securities Dealers, Inc. ("NASD") since 1986. In addition, Prime has effected all filings under state law to register as a broker/dealer in every state in which it operates.

         North Ridge. Approximately 90% of the securities transactions effected by North Ridge's Registered Representatives involve mutual funds, variable annuities, managed money products and variable life insurance. The balance of the firm's business includes stocks, bonds, and other securities. Typically, these transactions are unsolicited and executed at discounted commission rates. Individual stock and bond transactions are processed through Pershing & Co., the clearing division of Donaldson, Lufkin & Jenrette, where all accounts are insured for up to $100 million.

         North Ridge receives commissions generated by financial planners. As of June 30, 2001 North Ridge had approximately 82 Registered Representatives, 2 of which are Company employees and the remaining 80 are independent representatives. (For an explanation of the role of licensed Representatives, see "Relationship with Registered Representatives of Broker/Dealer" above.)

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

         GTAX/CB acts as the Company's licensed entity for the sale of life insurance and long-term health care insurance in all the states in which GTAX/CB is licensed and for the sale of fixed annuity products in the State of New York. The Company and Feingold & Scott, Inc. jointly manage GTAX/CB. The Company and its licensed insurance agents receive commissions on the sale of such insurance products comparable to the commission that the Company would receive on sales that the Company could place through third party insurance brokers. In addition, the Company as 50% owner of GTAX/CB will receive 50% of the dividends paid by GTAX/CB from its net profits. Such dividends represent additional income to the Company that it would not receive if it utilized third party insurance brokers.

         GTAX/CB's business and the insurance industry in general are subject to extensive regulation at the state level in the United States. Insurance agents are subject to regulations covering all aspects of the insurance industry, including sales practices, record-keeping requirements, qualification and licensing.

     Marketing

         The Company markets its services principally through direct mail, promotions and seminars. The majority of clients in each office return to the Company for tax preparation services during the following year.

         Direct Mail. Each year prior to and during the tax season when individuals file federal, state and local income tax returns, the Company sends direct mail advertisements to each residence in the area surrounding the Company's offices. The direct mail advertising solicits business principally for the Company's tax preparation services. A large majority of the Company's new clients each year are first introduced to the Company through its direct mail advertising.

         Promotions.   In Fiscal 2001, the Company invested $25 into a mutual
fund for any client who referred a new tax client.

         Seminars. The Company supports its Registered Representatives by advertising their local financial planning seminars. At these seminars, prospective new clients can learn about a wide variety of investment products and tax planning opportunities.

         Telemarketing. The Company promotes its Registered Representatives' financial planning seminars through the Company's telemarketing center, which employs over fifty telemarketing staff, who are paid minimum wage and bonuses, based on success factors realized.

         Online. The Company currently has a web site on the Internet at http://www.e1040.com for income tax and financial planning advice and Company information, including financial information and the latest news releases. For the 2001 tax season, the Company advertised e1040.com with various media outlets, direct mail campaigns, and with paid links, banner advertisements and small buttons in the following web sites:www.taxgagaamer.com; www.taxpayersassoc.com, and www.orrtax.com.

        Other Marketing. The Company also prints and distributes brochures, flyers and newsletters about its services.

         The Company believes that its most promising market for in office tax preparation expansion may lie in areas of above average population growth. Individuals usually retain a local tax preparer in connection with their individual tax returns. When people move they usually seek to find a new income tax preparer. At or shortly after the time that they move, therefore, individuals are most susceptible to the direct mail advertising of the Company's tax preparation services.

Acquisitions

        The Company has developed a dedicated acquisition function, which targets tax, financial planning and/or broker/dealer businesses that strategically expand the Company's distribution capacity to sell financial products. The Company generally acquires small practices, which have client lists of 300 to 1,500 clients per practice. The Company only targets practices where the principals have a long standing client base and where these principals plan to become active employees of the Company and plan to become a Registered Representatives to sell financial products. In addition, the principals of these practices must be willing to sign a multiple year employment contract. The Company structures the terms of the acquisition to be accretive to earnings in the first year of acquisition. It requires that the up front payment be minimized and it establishes post closing profitability targets that must be met before additional purchase price consideration is paid. In Fiscal 2001, the Company acquired 13 tax practices and 4 financial planning practices with total annual revenues on the date of acquisition in excess of $7,000,000.

Recruiting

         In Fiscal 2001, the Company established a centralized recruiting function dedicated to hiring Registered Representatives to place in existing and acquired offices. In Fiscal year 2001, the Company hired 120 employee Registered Representatives while eliminating 66 lower producing employee Registered Representatives. The net affect was an increase in employee Registered Representatives totaling 54. The net additional gross commission production is approximately $7,000,000 based on their trailing 12 months.

Competition

         The income tax preparation and financial planning services industry is highly competitive. The Company's competitors include companies specializing in income tax preparation as well as companies that provide general financial services. Many of these competitors, in the tax preparation field, including H&R Block, and many well known brokerage firms in the financial services field have significantly greater financial and other resources than the Company. The Company's online tax preparation competitors during the 2001 tax season were primarily Intuit and HR Block.com. The Company believes that the primary elements of competition are convenience, location, local economic conditions, quality of on site management, quality of service, price, and with respect to online operations, effective affiliation campaigns and ease of using the service. There is no assurance that the Company will be able to compete successfully with larger and more established companies.

         In addition, the Company may suffer from competition from departing employees and financial planners. Although the Company attempts to restrict such competition contractually, as a practical matter, enforcement of contractual provisions prohibiting small scale competition by individuals is difficult. In addition, the Company depends on the availability of employees willing to work for a period of approximately three months for relatively low hourly wages and minimal benefits. The Company's success in managing the expansion of its business depends in large part upon its ability to hire, train, and supervise seasonal personnel. If this labor pool is reduced or if the Company is required to provide its employees higher wages or more extensive and costly benefits due to competitive reasons, the expenses associated with the Company's operations could be substantially increased without the Company receiving offsetting increases in revenues.

Trademarks

         The Company has registered its "Gilman + Ciocia" trademark and its "e1040.com" trademark with the U.S. Patent and Trademark Office. There is no assurance that the Company would be able successfully to defend its trademarks if forced to litigate their enforceability. The Company believes that its trademarks "Gilman + Ciocia" and "e1040.com" constitute valuable marketing factors. If the Company were to lose the use of such trademarks, its sales could be adversely affected.

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

         An individual must meet certain requirements to represent a taxpayer before the IRS after the initial audit. Only an attorney, a certified public accountant or a person specifically enrolled to practice before the IRS can represent a taxpayer in such circumstances. Seventy-five of the full-year employees and several of the seasonal employees of the Company meet such requirements. Most of the Company employees are limited to representing a taxpayer only through the stage of an audit examination at the office of a District Director, and then only upon complying with applicable regulations.

         The IRS prohibits tax preparers from using information on a taxpayer's tax return for certain purposes involved in the solicitation of other business from such taxpayer without the consent of such taxpayer. The Company believes that it complies with all applicable IRS regulations.

         The Registered Representatives are strictly regulated in their activities as Registered Representatives of a broker/dealer under the Federal Securities Exchange Act of 1934, state regulation, the rules of the NASD and by the rules and regulations of the broker/dealer.

         Prime and North Ridge are registered broker/dealers: Prime is registered in every state and North Ridge is registered in every state it does business. Gilman + Ciocia is not registered as a broker/dealer in any state and does not believe that it is currently required to so register.

         Gilman + Ciocia registered with the Securities and Exchange Commission as an investment advisor in October 1999.

Employees

         As of June 30, 2001, the Company employed 819 persons on a full-time full-year basis, including four officers. The Company's full time employees include 123 professional tax preparers, 325 employee Registered Representatives, 231 clerical and support staff persons (which include persons performing clerical work while in training for other positions), 40 administrative personnel (who include the Company's executive officers), 4 employees who are part of e1040.com and 96 individuals who are employed by the Company's broker/dealers Subsidiaries. During peak season the Company employs approximately 1,119 full-time employees, of which approximately 300 are seasonal and do only tax preparation or provide support functions. Approximately 70% of the Company's seasonal employees return the following year and the Company uses advertisements in the local newspapers to meet the balance of its recruiting needs. The minimum requirements for a tax preparer at the Company are generally a college degree or its equivalent, two years of tax preparation experience and a passing grade on an examination given by the Company.

           The Company also is affiliated with approximately 353 independent Registered Representatives in addition to the G+C employee Registered Representatives, who have entered into commission sharing agreements with one of the Company's broker/dealer Subsidiaries.

Risk Factors

           This Form 10-K contains certain forward looking statements that involve substantial risks and uncertainties. When used in this Form 10-K, the words "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to the Company or its management, are intended to identify such forward looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below.

         If the broker/dealers and Financial Planners that the Company acquires or recruits do not perform successfully, the Company's growth rate and earnings may decrease. The Company plans to continue to expand into the area of financial planning, both through the acquisition of independent securities broker/dealers and by recruiting financial planners. The Company's continued revenue growth will in large part depend upon the successful integration and continued profitability of the broker/dealers acquired. The Company's growth will also depend on the successful operation of independent financial planners who are recruited to join the Company. The financial planning segment of the Company's business has generated an increasing portion of the Company's revenues during the past few years, and if such segment does not continue to be successful, the Company's rate of growth may decrease.

         If the Tax Preparation Practices that the Company acquires do not perform successfully, the Company's growth and earnings may decrease. As part of its strategy, the Company intends to pursue the acquisition of tax preparation practices. The success of the Company will in part depend upon the successful operation of the practices acquired and the integration of the acquired businesses into the Company. A rapid acquisition of offices that do not remain profitable would reduce the Company's net income and could depress future operating results. If the acquired companies do not perform as expected or the Company can not effectively integrate the operations of the acquired companies, the Company's operating results could be materially adversely affected.

         If the Company opens a number of new offices that do not perform successfully, the Company's growth and earnings may decrease. In order to open new offices, the Company incurs significant expenses to purchase furniture, equipment and supplies. The Company has found that a new office usually suffers a loss in its first year of operation, shows no material profit or loss in its second year of operation and does not attain profitability, if ever, until its third year of operation. Therefore, the Company's operating results could be materially adversely affected in any year that the Company opens a significant number of new offices. However, the Company's current strategy does not contemplate opening many new offices. Instead the Company expects to grow its network of offices through acquiring tax preparation and financial planning practices which are accretive to earnings in the first year after the acquisition.

         If the growth in the financial markets slows or reverses, the Company's financial planning segment will suffer decreased revenues. The Company's revenue and profitability may be adversely affected by declines in the volume of securities transactions and in market liquidity, which generally result in lower revenues from trading activities and commissions. Lower securities price levels may also result in a reduced volume of transactions, as well as losses from declines in the market value of securities held in trading, investment and underwriting positions. In periods of low volume, the fixed nature of certain expenses, including salaries and benefits, computer hardware and software costs, communications expenses and office leases, will adversely affect profitability. Sudden sharp declines in market values of securities and the failure of issuers and counterparts to perform their obligations can result in illiquid markets in which the Company may incur losses in its principal trading and market making activities.

         If the Company is unable to secure adequate working capital financing during the "off-season", the Company's operating results may be materially affected. The tax season occurs predominantly during the third Fiscal quarter, and, therefore, that quarter is generally the Company's most profitable. The Company has historically experienced significantly reduced earnings during the remainder of the year. From July 1st to December 31st each year, the Company generally requires significant working capital financing to fund operations until cash flows from the upcoming tax season materialize. If the Company was not able to secure such financing or if such financing was not available on terms favorable to the Company, the Company's operating results could be materially adversely affected, and the Company would have to curtail its operations.

         If competitors in the industry began to encroach upon the Company's market share, the Company's revenues may decrease. The income tax preparation and financial planning services industries are highly competitive. The Company's competitors include companies specializing in income tax preparation as well as companies that provide general financial services. The Company's principal competitor is H+R Block, Inc. in the tax preparation field and many well known national brokerage and insurance firms in the financial services field. Many of these competitors have larger market shares and significantly greater financial and other resources than the Company. The Company may not be able to compete successfully with such competitors. Competition could cause the Company to lose existing clients, slow the growth rate of new clients and increase advertising expenditures, all of which could have a material adverse effect on the Company's business or operating results.

         If a large number of the Company's departing employees and financial planners were to enter into competition with the Company, the Company may suffer a decline in revenues. Departing employees and financial planners may compete with the Company. Although the Company attempts to restrict such competition contractually, as a practical matter enforcement of contractual provisions prohibiting small scale competition by individuals is difficult. In the past, departing employees and financial planners have competed with the Company. They have the advantage of knowing the Company's methods and, in some cases, having access to the Company's clients. No assurance can be given that the Company will be able to retain its most important employees and financial planners or that the Company will be able to prevent competition from them or successfully compete against them. If a substantial amount of such competition occurs, the corresponding reduction of revenue may materially adversely affect the Company's operating results.

         If any of the Company's key personnel were to leave its employ, the Company may suffer a decline in revenues and profitability. The Company believes that its ability to successfully implement its business strategy and operate profitably depends on the continued employment of James Ciocia, its Chairman of the Board, Thomas Povinelli, its Chief Executive Officer, David D. Puyear, its Chief Financial Officer, Kathryn Travis, its Secretary, Michael P. Ryan, its Chief Operating Officer and the President of its Prime subsidiary, and Daniel Levy, the President of its North Ridge subsidiary. If any of these individuals become unable or unwilling to continue in his or her present position, the Company's business and financial results could be materially adversely affected.

         If the IRS were to impose a material fine under the Internal Revenue Code, the Company may suffer a decline in operating results. The Company's business of preparing tax returns subjects it to potential civil liabilities for violations of the Internal Revenue Code or other regulations of the IRS. Penalties could range from $25 to $25,000 per violation. The Company has never been assessed with material civil penalties or fines. However, if a Company violation resulted in a material fine or penalty, the Company's operating results could be materially adversely affected. In addition, the Company does not maintain any professional liability or malpractice insurance policies. The Company has never been the subject of a malpractice claim. However, the significant uninsured liability and the legal and other costs relating to such claims could materially adversely affect the Company's business and operating results.

         In addition, making fraudulent statements on a tax return, willfully delivering fraudulent documents to the IRS and unauthorized disclosure of taxpayer information can constitute criminal offenses. Criminal penalties for such offenses range from $1,000 and/or one year of imprisonment to $500,000 and/or three years of imprisonment per violation. The Company has never been charged with a criminal offense. If the Company were to be charged with a criminal offense and found guilty, or if any of its employees or executives were convicted of a criminal offense, in addition to the costs of defense and possible fines, the Company would likely experience an adverse effect to its reputation, which could directly lead to a decrease in revenues from the loss of clients.

         The Company's policy not to hire a large number of CPA's could affect the Company's ability to provide adequate I.R.S. representation services to the marketplace. The Company utilizes a significant number of seasonal employees who are not certified public accountants or tax attorneys, to provide tax preparation services. The Company employs fewer than twenty full-time certified public accountants, two of whom do not work as tax preparers. Under state law, the Company is not allowed to provide legal tax advice, and the Company does not employ nor does it retain any tax attorneys on a full time basis. Because most of the Company's employees who prepare tax returns are not certified public accountants, tax attorneys or otherwise enrolled to practice before the IRS, such employees of the Company are strictly limited as to the roles they may take in assisting a client in an audit with the IRS. These limitations on services that the Company may provide could hinder the Company's ability to market its services.

         Furthermore, the small percentage of certified public accountants or tax attorneys available to provide assistance and guidance to the Company's tax preparers may increase the risk of the improper preparation of tax returns by the Company. The improper preparation of tax returns could result in significant defense expenses and civil liability.

         If the Company were to lose its trademarks or other proprietary rights, the Company could suffer decreased revenues. The Company believes that its trademarks and other proprietary rights are important to its success and its competitive position. The Company has registered its "Gilman + Ciocia" trademark and its "e1040.com" trademark with the U.S. Patent and Trademark Office and devotes substantial resources to the establishment and protection of its trademarks and proprietary rights. However, the actions taken by the Company to establish and protect its trademarks and other proprietary rights may be inadequate to prevent imitation of its services and products by others or to prevent others from claiming violations of their trademarks and proprietary rights by the Company. In addition, others may assert rights in the Company's trademarks and other proprietary rights. If the Company were to lose the exclusive right to its trademarks, its revenues and profitability could decrease.

         If the decisions of the Company's current management were to conflict with the interest of the Company's stockholders, the Company could suffer a decline in profitability. The Company's Chief Executive Officer, its Chief Operating Officer, its Secretary and the President of Prime own approximately 35% of the outstanding Company common stock, par value $.01 per share (the "Common Stock"). Accordingly, in practical effect these officers control the Company and have the power to elect a majority of the directors, appoint management and approve certain actions requiring the approval of a majority of the Company's stockholders. The interests of these officers could conflict with the interests of the other stockholders of the Company. In addition, their ownership could pose an obstacle to a purchase of the Company that might be desirable to other stockholders and/or to a change in management if the Company is not operating profitably in the future.

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

         The Company may be unable to increase the revenues of e1040.com to make it profitable if e1040.com is unable to achieve wide market recognition of its website, unable to establish a high client retention rate and unable to continuously enhance its services to meet technology changes, or if changes to government regulations impair the profitability of internet commerce. The Company decreased its operating expenses related to e1040.com business, but it was not able to generate sufficient revenue to achieve profitability in the 2001 Fiscal year and it may be unable to produce profits in the future. Wide name recognition and acceptance may be necessary to direct users to e1040.com and the Company may not have the resources to achieve such recognition. In addition, the Company cannot predict how many of its e1040.com clients will return each year. Low client retention may make revenue growth too expensive for the Company to support. The Company also does not know how future government regulation may affect the profitability of its internet business. New taxes or other regulations may impair the development of this portion of the Company's business. Moreover, internet technology and consequently web site standards are improving rapidly so that if the Company is unable to efficiently incorporate technological advances in e1040.com, its internet revenues may not grow and may decrease. If the Company is not able to turn its e1040.com subsidiary to profitability, it will continue to be a drain on the Company's financial resources.

         If a third party wanted to acquire control of the Company it could be prevented by the Company's classified board and its ability to issue preferred stock without shareholder approval and the marketability of the Company's stock could be affected. Certain provisions of the Certificate of Incorporation could make it more difficult for a third party to acquire control of the Company, even if such change in control would be beneficial to stockholders. The Certificate of Incorporation allows the Company to issue preferred stock without stockholder approval. Such issuance could make it more difficult for a third party to acquire the Company. The Certificate of Incorporation also provides for a classified board of directors, which would prevent a third party acquiring a majority of the Common Stock from immediately electing a new board of directors.

         Low trading volume of the Company's stock increases volatility, which could result in the impairment of the Company's ability to obtain equity financing. Since December 1997, the market price of the Common Stock almost quadrupled and then fell to below its December 1997 range. During that period, the average daily trading volume of the Common Stock has varied significantly. In addition, prior to August 28, 1998, the Common Stock traded on the Nasdaq SmallCap Market. As a result, historical market prices may not be indicative of market prices in the future. There is no assurance that an active trading market for the Common Stock will be sustained in the future. In addition, the stock market has recently experienced extreme stock price and volume fluctuation. These fluctuations have often been unrelated to the operating performance of particular companies. The Company's market price may be impacted by changes in earnings estimates by analysts, economic and other external factors and the seasonality of the Company's business. Fluctuations or decreases in the trading price of the Common Stock may adversely affect the stockholders' ability to buy and sell the Common Stock and the Company's ability to raise money in a future offering of Common Stock. See "Market for Common Equity and Related Stockholder Matters".

         If restrictions that are in place on the future sale of the Common Stock of the Company were released the market price of the stock may decline. Various restrictions on the possible future sale of Common Stock may have an adverse affect on the market price of the Common Stock. Approximately 3,500,000 shares of the Common Stock outstanding are "restricted securities" under Rule 144 of the Securities Act of 1933, as amended (the "Act"). In general, under Rule 144, a person who has satisfied a one year holding period may, under certain circumstances, sell, within any three month period, a number of shares of "restricted securities" that do not exceed the greater of one percent of the then outstanding shares of Common Stock or the average weekly trading volume of such shares during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares of Common Stock by a person who is not an "affiliate" of the Company (as defined in Rule 144) and who has satisfied a one year holding period, without any volume or other limitation.

         The Company has granted 4,680,473 options to purchase shares of Common Stock to 261 individuals. The shares issuable upon exercise of such options would be eligible for resale under Rule 144 after one year following the exercise of such options, or earlier if the underlying Common Stock were registered by the Company. Certain shares are registered in the Company's registration statements on Form S-8 filed on October 28, 1996 and on April 13, 1998.

         The sale of restricted Common Stock in the future, or even the possibility that it may be sold, may have an adverse effect on the market price for the Common Stock and reduce the marketability of the Common Stock.

         If directors of the Company make mistakes or poor business judgment, the profitability of the Company could be adversely affected. With limited exceptions, under Delaware law directors of the Company are not liable individually to the Company or to its stockholders for corporate decisions. Specifically, directors of the Company are not liable to the Company or its stockholders for monetary damages for mistakes or poor business judgment unless such actions were: a breach of the duty of loyalty, acts or omissions not in good faith, involved intentional misconduct, a knowing violation of law, illegal dividend payments or stock repurchases under Delaware law, or any transaction in which a director derived an improper personal benefit. Therefore, the directors have broad discretion over actions made on behalf of the Company and the Company generally would not have a recourse against them for the errors that they make.

         If a material risk inherent to the securities industry were to be realized the value of the Company's stock may decline. The securities industry, by its very nature, is subject to numerous and substantial risks, including the risk of declines in price level and volume of transactions, losses resulting from the ownership, trading or underwriting of securities, risks associated with principal activities, the failure of counterparts to meet commitments, customer, employee or issuer fraud risk, litigation, customer claims alleging improper sales practices, errors and misconduct by brokers, traders and other employees and agents (including unauthorized transactions by brokers), and errors and failure in connection with the processing of securities transactions. Many of these risks may increase in periods of market volatility or reduced liquidity. In addition, the amount and profitability of activities in the securities industry are affected by many national and international factors, including economic and political conditions, broad trends in industry and finance, level and volatility of interest rates, legislative and regulatory changes, currency values, inflation, and the availability of short-term and long-term funding and capital, all of which are beyond the control of the Company.

         Several current trends are also affecting the securities industry, including increasing consolidation, increasing use of technology, increasing use of discount and online brokerage services, greater self reliance of individual investors and greater investment in mutual funds. These trends could result in the Company facing increased competition from larger broker/dealers, a need for increased investment in technology, or potential loss of clients or reduction in commission income. These trends or future changes could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

         If new regulations are imposed on the securities industry the operating results of the Company may be adversely affected. The SEC, the NASD, the NYSE and various other regulatory agencies have stringent rules with respect to the protection of customers and maintenance of specified levels of net capital by broker/dealers. The regulatory environment in which the Company operates is subject to change. The Company may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, the NASD, other U.S. governmental regulators or Self Regulating Organizations ("SROs"). The Company also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by the SEC, other federal and state governmental authorities and SROs.

         The B/D Subsidiaries are subject to periodic examination by the SEC, the NASD, SROs and various state authorities. The B/D Subsidiaries' sales practice operations, record keeping, supervisory procedures and financial position may be reviewed during such examinations to determine if they comply with the rules and regulations designed to protect customers and protect the solvency of broker/dealers. Examinations may result in the issuance of letters to the B/D Subsidiaries noting perceived deficiencies and requesting the B/D Subsidiaries to take corrective action. Deficiencies could lead to further investigation and the possible institution of administrative proceedings, which may result in the issuance of an order imposing sanctions upon the B/D Subsidiaries and/or their personnel.

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

         If the Company were to be found liable to clients for misconduct alleged in civil proceedings, the Company's profitability may decline and its financial condition may be adversely affected. Many aspects of the Company's business involve substantial risks of liability. There has been an increase in litigation and arbitration within the securities industry in recent years, including class action suits seeking substantial damages. Broker/dealers such as the B/D Subsidiaries are subject to claims by dissatisfied clients, including claims alleging they were damaged by improper sales practices such as unauthorized trading, churning, sale of unsuitable securities, use of false or misleading statements in the sale of securities, mismanagement and breach of fiduciary duty. The B/D Subsidiaries may be liable for the unauthorized acts of their retail brokers and independent contractors if they fail to adequately supervise their conduct. The B/D Subsidiaries are currently defendants/respondents in several such proceedings. If all of such proceedings were to be resolved unfavorably to the Company, the Company's financial condition could be adversely affected. It should be noted, however, that the B/D Subsidiaries maintain securities broker/dealer's professional liability insurance to insure against this risk. From time to time, in connection with hiring retail brokers, the Company is subject to litigation by a broker's former employer. The adverse resolution of any legal proceedings involving the Company could have a material adverse effect on its business, financial condition, and results of operations or cash flows.

Item 2.           DESCRIPTION OF PROPERTY

         The Company provides services to its clients at 140 local offices in 16 states: forty-eight in New York, fifteen in New Jersey, ten in Arizona, twenty-six in Florida, five in Ohio, five in Maryland, six in Connecticut, six in Washington, seven in Massachusetts, four in Nevada, three in Illinois, one in Texas, one in Virginia, one in Colorado, one in Michigan and one in Kentucky. A majority of the offices are leased in commercial office buildings. Most of the Company's offices are leased pursuant to standard form office leases, although five offices are leased on an oral month to month basis. The leases range in terms remaining from one to seven years. The Company's rental expense during Fiscal 2001 was $5,135,965. The Company believes that any of its offices could be replaced with comparable office space, however location and convenience is an important factor in marketing the Company's services to its clients. Since the Company advertises in the geographic area surrounding the office location, the loss of such an office that is not replaced with a nearby office could adversely affect the Company's business at that office. The Company generally needs approximately 1,000-3,000 square feet of usable floor space to operate an office, and its needs can be flexibly met in a variety of real estate environments. Therefore, the Company believes that its facilities are adequate for its current needs.

         In Fiscal 2000, the Company entered into a ten-year lease for its corporate headquarters office space. The lease commenced on December 15, 1999 and calls for annual minimum rental payments of approximately $265,000 per Fiscal year.

         The Company also owns one building where its Babylon, New York office operates. In September 2001, the Company sold its other building in Palmer, Massachusetts. The net proceeds from this sale were $106,000.

Item 3.           LEGAL PROCEEDINGS

         On August 21, 1998, Mercedes Benz Credit Corporation, Allianz Insurance Company, and Allianz Underwriters, Inc. filed a complaint against the Company in New York Supreme Court, Nassau County. The complaint seeks indemnification in the amount of up to approximately $3.5 million from Gilman + Ciocia, Inc. The allegations in the complaint are based upon a $1.7 million payment made by the plaintiffs in a settlement reached on October 3, 1996 with the estate of Thomas Gilman in a wrongful death action and upon an additional approximately $1.8 million payment made to the estate in the settlement for which plaintiffs ultimately may be held liable. (An action is currently pending in New York Supreme Court Nassau County to determine the liability allocation between the settlors with the estate). Gilman + Ciocia, Inc. served its answer on September 18, 1998 asserting numerous defenses, which it believes, are meritorious. On January 29, 1999, the plaintiffs filed a motion for summary judgment and on February 19, 1999, the court granted the Company's cross motion for summary judgment. However, the plaintiffs have appealed the lower court's decision. As of June 2001, settlement negotiations are pending and the Company believes that a settlement will be entered into with the plaintiffs at nominal expense to the Company at a substantial reduction from the amount estimated at June 30, 2000.

         The Company is also engaged in other lawsuits in the ordinary course of business that it believes will not have a material effect on its financial position.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's next annual meeting of shareholders will be held in December, 2001.

                                     PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The principal market on which the Company's Common Stock trades is the Nasdaq National Stock Market under the symbol "GTAX." Prior to December 1994, no public market existed for the Company's securities.

         The following table sets forth the high and low sales prices for the Common Stock during the period indicated:
                                                      Sales Prices
        Quarter Ended                       High                      Low

        September 30, 1998                $18 1/4                      $7 1/2
        December 31, 1998                 $10 1/8                      $5 1/4
        March 31, 1999                    $19 1/8                      $9 1/2
        June 30, 1999                     $15 7/16                     $7 3/4

        September 30, 1999                $13                          $10 1/4
        December 31, 1999                 $11 28/64                    $7 3/4
        March 31, 2000                    $9 3/4                       $5 3/4
        June 30, 2000                     $7 3/8                       $3 1/2

        September 30, 2000                $4 3/4                       $3 9/16
        December 31, 2000                 $6 7/16                      $2 1/2
        March 31, 2001                    $5 7/16                      $2 1/2
        June 30, 2001                     $4 13/20                     $2 3/4

           The Company does not know the causes of the volatility of its stock or how long it will continue, and no assurance can be given that the Company's performance during recent periods is predictive of its future performance.

           Since its initial public offering of securities in 1994, the Company has not paid dividends, and it does not plan to pay dividends in the foreseeable future. The Company currently intends to retain any earnings to finance the growth of the Company.

           As of September 25, 2001, there were approximately 274 registered holders of Common Stock. On the closing of trading on September 25, 2001, the price of the Common Stock was $2.35 per share. During Fiscal 2001, 10,000 shares of common stock were sold for a total proceeds of $30,205.

           During the year ended June 30, 2001, the Company issued the following common stock in privately negotiated transactions that were not registered under the Securities Act of 1933:

           Shares were issued to sellers of tax practice assets that the Company acquired as follows:

                        Date                    Shares
                        ----                    ------
                        7/19/00                  5,630
                        7/19/00                 34,684
                        7/19/00                  2,663
                        7/19/00                  1,032
                        7/19/00                    741
                        7/19/00                 49,075
                        7/19/00                  8,589
                        7/19/00                  5,819
                        7/19/00                  6,775
                        8/23/00                 21,446
                       10/23/01                  3,578
                        1/30/01                  2,188
                        2/07/01                295,639
                        2/11/01                  2,124
                        2/21/01                  6,012
                        4/03/01                 74,895
                        4/03/01                  7,858
                        4/03/01                  7,008
                        4/03/01                 98,500
                        4/12/01                 29,752
                        4/12/01                  1,789
                        4/17/01                  8,242
                        4/17/01                  4,681
                        4/18/01                 39,732
                        4/18/01                  5,604
                        4/20/01                  7,858
                        5/02/01                  2,910
                        5/02/01                  8,850
                        5/08/01                  7,815
                        5/15/01                  1,734

        On March 27, 2001, Doreen Biebusch, a director of the Company, was issued 2,907 shares as compensation for services rendered.

        Between October 27, 2000 and February 27, 2001, 27,221 shares of stock were privately issued to employees of the Company as yearly bonuses and for services rendered.

        On October 24, 2000, 6,889 shares were issued as consideration to a vendor, for payment of services.

        No underwriters or brokers participated in any of these transactions. All such sales were privately negotiated with the individuals with whom the Company had a prior relationship and were exempt from registration under the Act pursuant to Section 4 (2) as a sale by an issuer not involving a public offering.

Item 6.    SELECTED FINANCIAL DATA

                Summary of Consolidated Statements of Operations
                          For the Years Ended June 30,

                                             2001              2000              1999             1998         1997
                                             ----              ----              ----             ----         ----

Total Revenues                      $ 106,513,173      $  89,578,494       $50,443,406     $28,533,083   $24,574,571
Net Income (Loss)                         138,261        (4,013,092)         2,181,143       2,011,345       875,994
Per Share
     Basic                                   0.02            (0.53)               0.35            0.37          0.16
     Diluted                                 0.02            (0.53)               0.32            0.32          0.16


                     Summary of Consolidated Balance Sheets
                          For the Years Ended June 30,

                                             2001               2000             1999             1998         1997
                                             ----               ----             ----             ----         ----

Working Capital (Deficit)             $ 1,214,325      $ (1,611,436)      $ 5,249,516      $ 4,950,652   $ 3,450,102
Total Assets                           52,430,895         43,905,178       32,998,980        9,751,187   $ 9,025,576
Long-Term Debt                          5,425,928            826,476        2,738,124                0       552,000
Total Shareholders' Equity           $ 28,275,433       $ 24,712,841     $ 24,959,941      $ 9,017,587     7,018,989
Cash Dividends                                -0-                -0-              -0-              -0-           -0-

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

        The following discussion should be read in conjunction with the Company's financial statements and related notes thereto set forth in Item 8 of this Annual Report. Except for the historical information contained herein, this and other sections of this Annual Report contain certain forward looking statements that involve substantial risks and uncertainties. When used in this Annual Report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed or implied by these forward looking statements. Factors that could contribute to such differences are discussed in this Annual Report under the headings "Description of Business- Risk Factors."

Overview

          The Company is a preparer of federal, state and local income tax returns for individuals predominantly in middle and upper income brackets. In addition, while preparing tax returns clients often consider other aspects of their financial needs, such as investments, insurance, pension and estate planning. The Company capitalizes on this situation by making financial planning services available to clients. The financial planners who provide such service are employees or independent contractors of the Company and are Registered Representatives of the Company's broker/dealer subsidiaries. The Company and/or its broker/dealer subsidiaries earn a share of commissions (depending on what service is provided) from the services that the financial planners provide to the clients in transactions for securities, insurance and related products.

           Almost all of the financial planners are also authorized agents of insurance underwriters and approximately 2% of the financial planners are authorized to act as mortgage brokers. The Company is also a licensed mortgage broker. As a result, the Company also earns revenues from commissions for acting as an insurance agent and a mortgage broker. In addition, the Company owns a 50% equity interest in GTAX/CB, an insurance broker.

           During Fiscal 2001, approximately 16% of the Company's revenues were earned from tax preparation services, 82% were earned from all financial planning and related services (with 90% from mutual funds, annuities and securities transactions and 10% from insurance, mortgage brokerage and other related services), and 2% were earned from e1040.com and other services.

            The Company's financial planning clients generally are introduced to the Company through the Company's tax preparation services. The Company believes that its tax return preparation business is inextricably intertwined with and is a necessary adjunct to its financial planning activities. Neither segment would operate as profitably by itself and the two segments leverage off each other improving profitability and client retention.

Plan of Operation

Tax Preparation and Financial Planning

         As part of the Company's expansion strategy, it opens new tax offices and acquires existing tax preparation and financial planning businesses. New offices have historically attracted more potential tax preparation clients, which have resulted in increased revenues and have contributed to the Company's growth. In addition, each of the new tax preparation clients is a potential new financial planning client. The Company plans to continue to expand and to acquire tax preparation and financial planning practices during the next year (although no specific target has been set), to recruit successful financial planners and to acquire existing securities broker/dealers. The Company anticipates funding this growth through senior and subordinate debt financing and through possible private placements of equity and from operating cash flow.

         The Company anticipates that acquiring new tax preparation and financial planning businesses will continue to increase its revenues. The Company has no basis to predict whether its acquisitions will have a material effect on its net income. The Company believes that its current acquisition model ultimately reduces the potential loss exposure to the Company. However, expansion could reduce the Company's profits or result in losses in future years.

         In late Fiscal 2000, the Company formalized an acquisition model requiring each acquired practice to commit to delivering a minimum level of profitability in the first year of post acquisition operations. These minimum future performance and profitability targets, established at the closing, limit future purchase payments unless the profitability targets are met. In addition, the targets help to keep the principals of the acquired practices focused on delivering profitability which is accretive to the Company's earnings. In addition to establishing contingent purchase price performance criteria, the Company generally uses its stock as a significant component of the initial and future purchase payments.

         Any reduction in the rate of increase of equity securities' prices in the marketplace could reduce the increase in investments that the Company's clients make through the Company and falling market prices of securities could result in a reduction that would offset other sources of growth in the Company's financial planning revenues. The Company has previously experienced a delay of several years after the opening of a new office before such office generated significant financial planning revenues. For this reason the Company has sought to emphasize acquisitions of existing practices rather than the opening of new offices in the Company's expansion.

e1040.com

         In Fiscal 1999, the Company formed its subsidiary e1040.com, which acquired all of the assets of an existing online tax preparation business. This subsidiary prepared 34,399 Federal and State tax returns in Fiscal 2000 contributing $1,156,640 in revenues and prepared 35,824 returns contributing $791,621 in revenues to the Company in Fiscal 2001. The decline was associated with a dramatic reduction in marketing costs, resulting in a significant reduction in operating losses in Fiscal 2001. The results from operations changed dramatically from a loss of $6,023,662 in Fiscal 2000 to a smaller loss of $658,790 in Fiscal 2001. The Company does not expect to make significant capital investments or incur extraordinary marketing expenses in future years related to expanding e1040.com. With an established online tax platform already in place, future marketing initiatives are expected to be in the form of strategic partnerships and revenue sharing arrangements with companies who are looking for consumer oriented content and services that e1040.com has to offer.

Results of Operations

           The following table sets forth for the periods indicated certain items from the Company's statements of income expressed as a percentage of revenue and the percentage change in such items for Fiscal Years 1999, 2000 and 2001. The trends illustrated in the following table are not necessarily indicative of future results.

                                          As a Percentage of Revenue        Percentage
                                          Years Ended June 30,              Increase (Decrease)
                                          2001         2000        1999     2000 to 2001   1999 to 2000
                                          ----         ----        ----     ------------   ------------
Tax preparation fees                       16.5%      17.6%        25.0%        -6.3%          -29.6%

Financial planning commissions             81.9%      79.6%        71.6%         2.9%           11.2%

e1040.com                                   0.7%       1.3%         0.4%       -46.2%          225.0%

Third party direct mail services            0.9%       1.5%         3.0%       -40.0%          -50.0%
                                          ------     ------       ------
Total revenue                             100.0%     100.0%       100.0%
                                          ------     ------       ------
Salaries and commissions                   75.5%      76.3%        63.3%        -1.1%           20.5%

General and administrative expense          9.9%      11.6%        11.9%       -14.7%           -2.5%

Advertising                                 3.7%      10.8%         7.7%       -65.7%           40.3%

Brokerage fees & licenses                   1.7%       2.1%         1.9%       -19.1%           10.5%

Rent                                        4.8%       4.0%         4.9%        20.0%          -18.4%

Depreciation and amortization               3.0%       2.8%         2.8%         7.1%            0.0%
                                           -----      -----        -----
Total operating expenses                   98.6%     107.6%        92.5%        -8.4%           16.3%
                                           -----      -----        -----
Operating income (loss)                     1.5%      -7.6%         7.5%       119.7%         -201.3%
                                           -----      -----        -----
Other (expense) income                     -0.5%       0.7%        -0.2%      -171.4%          450.0%
                                           -----      -----        -----
Income (loss) before provision for
Income taxes                                1.0%      -6.9%         7.3%       114.5%         -194.5%

Provision (benefit) for income taxes        0.9%      -2.4%         3.0%       137.5%         -180.0%
                                           -----      -----        -----
Net income (loss)                           0.1%      -4.5%         4.3%       102.2%         -204.7%
                                           =====      =====        =====

Fiscal 2001 Compared to Fiscal 2000
-----------------------------------

        The Company's revenues for Fiscal 2001 were $106,513,173 compared to $89,578,494 for Fiscal 2000, an increase of $16,934,679 or 18.9%. This increase was primarily attributable to an increase in financial planning services and higher tax preparation revenues.

         The Company's total revenues for Fiscal 2001 for the three primary business segments (see footnote 13 on notes to consolidated financial statements) consisted of $60,858,261 for the Company's tax and financial planning offices, $80,694,750 for the Company's broker dealer subsidiaries (which includes $35,831,459 of intercompany revenue related to Company employee financial planning revenue which clears through the broker/ dealer subsidiaries) and $791,621 for e1040.com. The Company's tax and financial planning office segment consists of $17,557,112 for tax preparation services, $42,334,630 for financial planning business done at an office level and $966,519 for third party direct mail business. The Company's broker/dealer segment consists of financial planning business done by Prime and North Ridge, before elimination of intercompany financial planning revenue. Prime represented 92% and North Ridge represented 8% of the broker/dealer segment total revenues. The Company's total revenues for Fiscal 2000 for the three primary business segments consisted of $48,601,863 for the Company's tax and financial planning offices, $65,529,892 for the Company's broker/dealer subsidiaries (which includes $25,709,901 representing intercompany revenue related to Company employee financial planning revenue which clears through the broker/dealer subsidiaries) and $1,156,640 for e1040.com. The Company's tax and financial planning office segment consisted of $15,808,075 for tax preparation services, $31,457,053 for financial planning business done at an office level and $1,336,735 for third party direct mail business. The Company's broker/dealer segment consists of gross business done by Prime and North Ridge, before elimination of intercompany work. Prime represented 89% and North Ridge represented 11% of the broker/dealer segment.

         The $1,749,037 or 11.1% growth in the tax preparation revenue is attributed to the acquisition of new tax practices during Fiscal 2001 and the full-year effect of the new tax practices acquired in Fiscal 2000. The $15,920,877 or 22.3% growth in financial planning revenue and the corresponding growth in the broker/dealers segment is attributed to the hiring of additional Registered Representatives as well as an increase in same average Registered Representative financial planning revenue. Of this growth, $10,877,577 or 68% was attributed to financial planning revenue within Company offices, which contribute a higher operating margin to the Company.

         In Fiscal 2001, the number of Registered Representatives employed by the Company increased by 54 who had approximately $7.0 million of annual gross revenue commission production prior to being hired by the Company. In Fiscal 2001, Prime and North Ridge contributed $80,708,966 of total revenues compared to $65,541,949 in Fiscal 2000. e1040.com contributed $791,621 of revenues in Fiscal 2001 compared to $1,156,640 in Fiscal 2000. This reduction was attributed to a dramatically reduced advertising and media campaign budget in Fiscal 2001 that was used to publicly launch the website and price competition.

         The Company's operating expenses for Fiscal 2001 were $104,930,198 or 98.6% of revenues, an increase of $8,563,377 or 8.9%, compared to operating expenses of $96,366,821 or 107.6% of revenues for Fiscal 2000. The increase in operating expenses was attributed to an increase of $12,133,766 in salaries and commissions; $152,926 in general and administrative expenses; $1,522,819 in rent and $648,134 in depreciation and amortization, offset by a decrease of $5,792,001 in advertising and $102,267 in brokerage fees and licenses.

         Included in Fiscal 2000 operating expenses were $7,000,000 of one time costs primarily attributed to launching e1040.com, which included $5,200,000 of advertising costs along with other one time related charges. In Fiscal 2001, various other expense categories increased associated with the general increase in central management required to support the actual growth in new business and acquisitions.

         Salaries and commissions increased $12,133,766 or 17.8%, in Fiscal 2001 to $80,417,361 from $68,283,595 in Fiscal 2000. The increase in salaries and commission expense is primarily attributed to an increase in commissions paid to financial planners as a result of the increased sales of financial planning services and the addition of other salaried employees related to the acquired tax practices.

         General and administrative expense increased $152,926 or 1.5% in Fiscal 2001 to $10,536,979 from $10,384,053 in Fiscal 2000. The slight increase in general and administrative expense is attributed to the opening of 14 new offices acquired in Fiscal 2001 and the full-year effect of Fiscal 2000 acquisitions, offset by the continued implementation of cost containment initiatives initiated in the third quarter of Fiscal 2001.

         Rent expense increased $1,522,819 or 42.1% in Fiscal 2001 to $5,135,965 compared to $3,613,146 in Fiscal 2000. The increase in rent expense is primarily attributed to the acquisition of new offices during Fiscal 2001, the full-year inclusion of offices opened in Fiscal 2000 and the expansion of office space by some of our existing offices.

         Depreciation and amortization expense increased by $648,134 or 25.8% in Fiscal 2001 to $3,156,629 compared to $2,508,495 in Fiscal 2000. The increase in depreciation and amortization is primarily attributed to amortization associated with acquisitions in prior years and to additional purchases of computer and other equipment. From a segment standpoint, the Company's depreciation and amortization expense for Fiscal year 2001 comprises 58.0% from the Company's tax and financial planning office segment, 34.3% from the Company's broker/dealer segment and 7.7% from e1040.com. For Fiscal year 2000, the Company's depreciation and amortization expense comprises 54.1% from the Company's tax and financial planning office segment, 40.8% from the Company's broker dealer segment and 5.1% from e1040.com. The change in mix is associated with placing more property, plant and equipment in acquired tax offices.

         Advertising expense decreased $5,792,001 or (59.7%) in Fiscal 2001 to $3,913,237 compared to $9,705,238 in Fiscal 2000. The decrease in advertising was almost entirely attributed to lower print, media and banner advertisements associated with the media launch of the e1040.com website in Fiscal 2000, which were not continued in Fiscal 2001.

        Brokerage fees and license expense decreased by $102,267 or (5.5%) in Fiscal 2001 to $1,770,027 compared to $1,872,294 in Fiscal 2000. The decrease in brokerage and license fees is primarily attributed to a shift in Fiscal 2001 of our financial planning product mix.

         The decrease in other income (expenses) of $1,126,185 or (179.3%) is attributed to a reduction of $1,226,957 in interest and investment income recognized in Fiscal 2000 from a $979,489 gain on the sale of marketable securities, and an increase of $473,075 in interest expense on debt in Fiscal 2001, aggravated by an increase in other income of $573,847 primarily due to a gain on a rescission of an acquisition contract. Of the increase in interest expense, $166,248 represents non-cash charges related to the amortization of warrant debt discounts.

         The Company's income before taxes for Fiscal 2001 was $1,085,025 compared to a loss of $6,160,092 for Fiscal 2000, an increase of $7,245,117. From a segment standpoint, the Company's income (loss) before taxes for Fiscal 2001 is composed of a loss of $553,237 from the Company's tax and financial planning office segment, income of $2,313,158 from the Company's broker/dealer segment and a loss of $674,896 from e1040.com. For Fiscal 2000, the Company's income (loss) before taxes is comprised of a loss of $1,961,778 from the Company's tax and financial planning office segment, income of $1,840,953 from the Company's broker/dealer segment and a loss of $6,039,267 from e1040.com. The decreased loss at e1040.com was attributed to the reduced advertising and media campaign in Fiscal 2001 that was spent in Fiscal 2000 to publicly launch the website. The rise in profitability at the Company's tax and financial planning and the broker/dealer segments is primarily attributed to higher financial planning revenues, without a corresponding increase in fixed costs resulting in higher profitability, which fueled the growth in profitability.

        The Company's income tax provision for Fiscal 2001 was $946,764 compared to an income tax benefit of $2,147,000 in Fiscal 2000 for an increase of $3,093,764. The increase in income taxes is the result of the increased profitability in Fiscal 2001 compared to a loss year in Fiscal 2000. The Company's effective income tax rate for Fiscal year 2001 was 87.3% as compared to -34.9% for Fiscal 2000. The primary difference between these rates and the statutory federal income tax rate of 34% relates to the amortization of certain goodwill and other intangible assets not deductible for income tax purposes, as well as the inclusion of state income taxes and benefits.

         The Company's income after income taxes for Fiscal 2001 was $138,261 compared to a loss of $4,013,092 for Fiscal 2000, an increase of $4,151,353. The increase is primarily attributed to the higher operating margins in Company owned offices and dramatically reduced operating losses associated with e1040.com.

         The Company's business is still somewhat seasonal, with a significant component of its revenue earned during the tax season of January through April. The effect of inflation has not been significant to the Company's business in recent years.

Fiscal 2000 Compared to Fiscal 1999
-----------------------------------

         The Company's total revenues for Fiscal 2000 were $89,578,494 compared to $50,443,406 for Fiscal 1999, an increase of $39,135,088 or 77.6%. This increase was attributed to an increase in Financial Planning services as well as the full year effect of the acquisitions of the Prime and North Ridge B/D Subsidiaries, which the Company acquired during Fiscal 1999.

         The Company's total revenues for Fiscal 2000 for the three primary business segments (see footnote 13 on notes to consolidated financial statements) consisted of $48,601,863 for the Company's tax and financial planning offices, $65,529,892 for the Company's broker/dealer subsidiaries (which includes $25,709,901 of intercompany revenue related to Company employee financial planning revenue which clears through the broker/dealer subsidiaries) and $1,156,640 for e1040.com. The Company's tax and financial planning office segment consists of $15,808,075 for tax preparation services, $31,457,053 for financial planning business done at an office level and $1,336,735 for third party direct mail business. The company's broker dealer segment consists of gross business done by Prime and North Ridge, before elimination of intercompany financial planning revenue. Prime represented 89% and North Ridge represented 11% of the broker dealer segment total revenues. The Company's total revenues for Fiscal 1999 for the three primary business segments consisted of $32,350,035 for the Company's tax and financial planning offices, $23,969,457 for the Company's broker dealer subsidiaries (which includes $6,079,266 of intercompany revenue related to employee financial planning revenue which clears through the broker/dealer subsidiaries) and $203,180 for e1040.com. The Company's tax and financial planning office segment consists of $12,609,933 for tax preparation services, $18,247,671 for financial planning business done at an office level and $1,492,431 for third party direct mail business. The company's broker/dealer segment consists of gross business done by Prime and North Ridge, before elimination of intercompany work. Prime represented 80% and North Ridge represented 20% of the broker/dealer segment.

         The growth in the tax preparation revenue is attributed to the acquisition of new tax practices during Fiscal 2000 and the full year effect of the new tax practices acquired in Fiscal 1999. The growth in financial planning revenue and the corresponding growth in the broker/ dealer segment is attributed to the full-year effect of the acquisitions of Prime and North Ridge during part of Fiscal 1999.

         The Company's operating expenses for Fiscal 2000 totaled $96,366,821 or 107.6% of revenues, an increase of $49,720,266 or 106.6%, compared to $46,646,555 or 92.5% of revenues in Fiscal 1999. The increase in operating expenses was attributed to an increase of $36,367,943 in salaries and commissions; $4,397,577 in general and administrative expenses; $1,133,079 in rent; $1,067,107 in depreciation and amortization, $5,831,658 in advertising and $922,902 in brokerage fees and licenses.

         Salaries and commissions increased $36,367,943 or 114.0% in Fiscal 2000 to $68,283,595 compared to $31,915,652 in Fiscal 1999. The increase in salaries and commission expense was primarily attributed to an increase in commissions payable to financial planners as a result of the increased sales of financial planning services and the addition of financial planners from North Ridge and Prime.

         General and administrative expense increased $4,397,577 or 73.5% in Fiscal 2000 to $10,384,053 compared to $5,986,476 in Fiscal 1999. The increase in general and administrative expense was primarily attributed to the acquisition of new offices in Fiscal 1999 and 2000. The additional increase in general and administrative expense was attributable to North Ridge and Prime, which were acquired during Fiscal 1999.

         Rent expense increased $1,133,079 or 45.7% in Fiscal 2000 to $3,613,146 compared to $2,480,067 in Fiscal 1999. The increase in rent expense was primarily attributed to the acquisition of new offices during Fiscal Years 1999 and 2000 and seven new offices during Fiscal 2000 and 1999.

         Depreciation and amortization expense increased $1,067,107 or 74.0% in Fiscal 2000 to $2,508,495 compared to $1,441,388 in Fiscal 1999. The increase in depreciation and amortization was primarily attributed to additional purchases of computer equipment during Fiscal 1999 and also additional amortization incurred on the purchase acquisitions, tax practices and the broker/dealer subsidiaries. From a segment standpoint, the Company's depreciation and amortization expense for Fiscal year 2000 is comprised of 54.1% from the Company's tax and financial planning office segment, 40.8% from the Company's broker/dealer segment and 5.1% from e1040.com. For Fiscal year 1999, the Company's depreciation and amortization expense is comprised of 70.4% from the Company's tax and financial planning office segment, 27.7% from the Company's broker/dealer segment and 1.9% from e1040.com. The change in mix is attributed to the full-year effect in Fiscal 2000 of acquiring Prime and North Ridge during Fiscal 1999.

         Advertising expense increased $5,831,658, or 150.5% in Fiscal 2000 to $9,705,238 compared to $3,873,580 in Fiscal 1999. The increase in advertising was almost entirely attributed to increased print, media and banner advertisements associated with the media launch of the e1040.com website. This increase was associated with non-recurring advertising campaigns.

         Brokerage fees and license expense increased $922,902 or 97.2% in Fiscal 2000 to $1,872,294 compared to $949,392 in Fiscal 1999. The increase in brokerage fees and licenses was primarily attributed to the increase in financial planning business and the addition of financial planners in Fiscal 2000.

          The increase in other income of $723,943 was primarily attributed to a $979,489 gain on the sale of marketable securities offset by an increase of $649,174 in interest expense on debt.

          The Company's loss before taxes for Fiscal 2000 was $6,160,092 compared to income of $3,701,143 for Fiscal 1999. From a segment standpoint, the Company's income (loss) before taxes for Fiscal 2000 is composed of a loss of $1,961,778 from the Company's tax and financial planning office segment, income of $1,840,953 from the Company's broker/ dealer segment and a loss of $6,039,267 from e1040.com. For Fiscal 1999, the Company's income (loss) before taxes is composed of income of $1,483,149 from the Company's tax and financial planning office segment, income of $2,765,284 from the Company's broker/dealer segment and a loss of $547,290 from e1040.com. The increase loss at e1040.com was attributed to the media lunch of its website and other one time charges. The loss incurred at the Company's tax and financial planning segment and the reduction to income at the broker/dealer segment in Fiscal 2000 were attributed to adding core central management resources to manage the additional acquired tax offices and the additional acquired broker/dealer subsidiaries. Also adding to the reduction in income was the increase in interest expense in Fiscal 2000.

          The Company's income tax benefit for Fiscal 2000 was $2,147,000 compared to an income tax provision in Fiscal 1999 of $1,520,000 for an increase of $3,667,000. The increase in income tax benefit is the result of a loss year in Fiscal 2000 as compared to a profitable Fiscal 1999. The Company's effective income tax rate for Fiscal 2000 was -34.9% compared to 41.1% for Fiscal 1999. The primary difference between these rates and the statutory federal income tax rate of 34% relates to the amortization of certain goodwill and other intangible assets not being deductible for income tax purposes, as well as the inclusion of state income taxes and benefits.

          The Company's net loss for Fiscal 2000 was $4,013,092 compared with net income of $2,181,143 for Fiscal 1999. The decrease of 284.0% was primarily attributed to losses attributed to e1040.com and other one-time charges.

         The Company's business is partly seasonal, with a large percentage of its revenue earned in the first four months of the calendar year. The effect of inflation has not been significant to the Company's business in recent years.

Liquidity and Capital Resources
-------------------------------

         The Company's revenues have been partly seasonal and are expected to continue to be somewhat seasonal. As a result, the Company must generate sufficient cash during the tax season, in addition to its available bank credit, to fund any operating cash flow deficits in the first half of the following Fiscal year. Operations during the non-tax season are primarily focused on financial planning services along with some on going accounting and corporate tax revenue. Since its inception, the Company has utilized funds from operations, proceeds from its initial public offering and bank borrowings to support operations, finance working capital requirements and complete acquisitions. In addition, the Company received gross proceeds of approximately $3,000,000 from the exercise of warrants and options during Fiscal 1999. However, the significant recent growth in financial planning revenue substantially increased operating cash flow in the first two quarters of the Fiscal year.

         The Company's cash flows provided by operating activities totaled $792,135 for Fiscal 2001 compared to cash flows used in operating activities of $1,995,386 for Fiscal 2000. The increase of $2,787,521 in cash provided is due primarily to an increase in net income of $4,151,353 resulting from a decrease in net loss from $4,013,092 in 2000 to net income of $138,261 in 2001, an increase in depreciation and amortization of $648,134, an increase in amortization of bond discount of $166,248, gain in sale of marketable securities of $979,489 in Fiscal 2000, a decrease in income tax receivable of $3,948,148, an increase in deferred tax benefit provision of $1,182,000, a decrease in other assets of $188,129, and a decrease in prepaid expenses and other current assets of $285,011. These increases in cash flows provided by operating activities were offset by an increase in net account receivables of $1,772,530, an increase in receivables from officers, stockholders and employees of $700,000, a decrease in accounts payable and accrued expenses of $4,727,162, a decrease in deferred and other compensation expense of $961,299 and a gain on rescission of an acquisition contract of $600,000.

         Net cash used in investing activities totaled $2,991,495 and $1,483,448 in Fiscal 2001 and Fiscal 2000, respectively. The increase of $1,508,047 is primarily attributed to proceeds from the sale of investments of $1,215,141 recorded in Fiscal 2000, a decrease in loan repayments from officers and stockholders of $172,179 and an increase in cash payments for acquisitions of $356,197. These increases in cash used in investing activities were partially offset by a decrease in capital expenditures of $301,439.

         Net cash provided by financing activities totaled $3,051,741 and $4,586,773 in Fiscal 2001 and 2000, respectively. The decrease of $1,535,032 is attributable to a decrease in the exercise of stock options and warrants of $434,671, an increase in payments of bank and other loans of $2,571,923, an increase in the acquisition of treasury stock of $391,118 and a decrease in proceeds from stock subscriptions of $83,203. These amounts were offset by an increase from the proceeds from bank and other loans of $1,768,075 and cash proceeds received from the re-issuance of treasury stock of $177,808.

         As of June 30, 2000, the Company had a $10,000,000 credit facility with Merrill Lynch. This facility consisted of three separate loans including: a line of credit of $4,000,000 and two revolver loans totaling $6,000,000. The outstanding balance at June 30, 2000 under the combined credit facility was $7,255,101.

         The loan agreements contained certain negative covenants that required the Company to maintain, among other things, specific minimum net tangible worth and a maximum ratio of debt to tangible net worth at March 31, 2000. As of March 31, 2000, the Company was not in compliance with these two covenants, and, accordingly, classified all debt due to Merrill Lynch as a current liability. On June 15, 2000 Merrill Lynch elected to forbear from exercising its remedies under the loan documents until November 30, 2000 in order to allow the Company to seek a replacement credit facility. The forbearance agreement entered into between Merrill Lynch and the Company obligated the Company to pay every two weeks a minimum of $30,000 together with a monthly payment equal to 5% of the Company's monthly collections. Principal and interest payments were required to continue to be paid in accordance with the terms of the original debt agreements. Further, the agreement required that proceeds from specific liquidations and collections go to Merrill Lynch to pay-down principal. In addition, the Company paid Merrill Lynch $250,000 on October 16, 2000.

         On November 1, 2000, the Company closed an $11,000,000 financing with Travelers Insurance Company ("Travelers") and European American Bank ("EAB") and simultaneously paid Merrill Lynch the entire balance owed it on the outstanding credit facility, terminating its lending relationship with Merrill Lynch.

         The EAB loan credit facility totals $6,000,000 and is structured as a line of credit for a term which expires on October 30, 2001. The interest rate on the facility is a fixed rate of interest equal to the reserve adjusted LIBOR plus a margin of 275 basis points for periods of 30, 60 or 90 days. The effective interest rate for Fiscal 2001 was 8.47%. The facility is secured by a pledge of all business assets of the Company and guarantees by the four principal officers. The outstanding balance as of June 30, 2001 was $5,973,175.

            The Company has signed a commitment letter with another commercial bank for a replacement senior credit facility, which will replace the existing EAB senior credit facility. The new credit facility is expected to close prior to the maturity of the EAB facility. The total new facility will be $7,000,000 and will be structured as a $2,000,000 revolving loan with a two-year term. The balance of $5,000,000 will be structured as a five-year fully amortizing loan.

         The Travelers loan is in the amount of $5,000,000 and has a term of five years. In the first two years, the only debt service required is interest in arrears on the first and second anniversary dates. Beginning in November 2002, the loan begins the repayment of principal in the amount of $138,889 per month, beginning on the last day of each month until repaid in full. The interest due during the amortization period will be calculated on the average loan balance outstanding and will continue to be paid in arrears on the anniversary date of the loan. The interest rate on this loan will range from Prime minus 2.25% to Prime plus 2.25%. The actual interest rate will be determined based upon the level of Travelers financial products distributed by the Company. The Travelers facility is secured subordinate to the EAB facility, by all assets of the Company and guaranteed by three principal officers of the Company. As of June 30, 2001, the total principal and interest due was $5,000,000 and $298,356 respectively.

New Accounting Pronouncements

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") as amended in June 2000 and SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133, effective for the Company's Fiscal year ending June 30, 2001. SFAS 133 requires companies to record derivative instruments as assets or liabilities, measured at fair value. The recognition of gains or losses resulting in changes in the values of those derivative instruments is based on the use of each derivative instrument and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company adopted this statement in Fiscal 2001, the implementation of SFAS 133 had no impact on the consolidated financial statements.

         In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective July 1, 2001. The Company is currently evaluating the effect that adoption of the provisions of SFAS 142 that are effective July 1, 2001 will have on its results of operations and financial position.

         In December 1999, the Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company implemented SAB 101 in the second quarter of Fiscal 2001. The implementation of SAB 101 has no impact on the Company results of operation and financial position.

Item 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the exposure to loss resulting form changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. To date the Company's exposure to market risk has been limited and it is not currently hedging any market risk, although it may do so in the future. The Company does not hold or issue any derivative financial instruments for trading or other speculative purposes.

         The Company's obligations under its EAB and Travelers credit facilities bear interest at floating rates and therefore, the Company is impacted by changes in prevailing interest rates. A 100 basis point increase or decrease in market interest rates on the $10,973,175 outstanding under this facility at June 30, 2001 would result in an increase or decrease in the annual interest expense of $109,732.

Item 8.           FINANCIAL STATEMENTS

INDEX                                                               Page
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                             F-2
FINANCIAL STATEMENTS:
Consolidated Balance Sheets                                          F-3
Consolidated Statements of Operations                                F-4
Consolidated Statements of Cash Flows                                F-5
Consolidated Statements of  Stockholders' Equity                     F-7
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-9

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During Fiscal years 2001 and 2000, there were no changes or disagreements with independent accountants on accounting or financial disclosure.

                                    PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

           The following table sets forth information regarding the executive officers and directors of the Company:

Name                    Age     Position
James Ciocia            44      Chairman of the Board and Director
Thomas Povinelli        41      Chief Executive Officer, President and Director
Kathryn Travis          52      Secretary, Vice President and Director
David D. Puyear 1       37      Chief Financial Officer
Michael P. Ryan         43      Chief Operating Officer, Director and President
                                of Prime Capital Services, Inc.
Seth A. Akabas          45      Director
Louis P. Karol          42      Director
Doreen M. Biebusch      44      Director

Executive Officers and Directors

James Ciocia, Chairman

         Mr. Ciocia is a principal founder of the Company having opened the Company's first tax preparation office in 1981. In addition to serving the Company as its Chief Executive Officer until November 6, 2000, Mr. Ciocia is a registered representative of Prime. Mr. Ciocia holds a B.S. in Accounting from St. John's University and he is a member of the International Association for Financial Planners. Mr. Ciocia is serving a term as a director which expires in 2002.

Thomas Povinelli, Chief Executive Officer, President and Director

         Mr. Povinelli began his tenure with the Company as an accountant in 1983 and he served as Chief Operating Officer from November 1984 to November 6, 2000. On November 6, 2000, Mr. Povinelli was appointed as the Company's Chief Executive Officer. Mr. Povinelli is also a registered representative of Prime. Mr. Povinelli holds a B.S. in Accounting from Iona College. Mr. Povinelli is serving a term as a director that expires in 2001.

Kathryn Travis, Secretary, Vice President and Director

         Ms. Travis began her career with the Company in 1986 as an accountant and has served as Secretary, Vice President and a director since November 1989. Ms. Travis currently supervises all e1040.com tax preparation personnel and she is a registered representative of Prime. Ms. Travis holds a B.A. in Mathematics from the College of New Rochelle. Ms. Travis is serving a term as a director that expires in 2001.

Stephen B. Sacher, Former Chief Financial Officer and Treasurer

         Mr. Sacher joined the Company as its Treasurer and Chief Financial Officer in January 1998. Effective July 6, 2000, Mr. Sacher relinquished his duties as the Company's Chief Financial Officer.

David D. Puyear, Chief Financial Officer

         Mr. Puyear joined the Company as its Chief Financial Officer (CFO) on July 6, 2000. Prior to joining the Company, Mr. Puyear served as a CFO for the past four years with two private equity investment advisory firms located in New York City and Boston. From 1999 until mid-2000, Mr. Puyear served as CFO of J.E.R. Partners, an institutional advisory firm with assets under management in excess of $3 billion, and from 1993 until 1999. From 1996 to 1999, Mr. Puyear served as a Controller and CFO of A.E.W. Management, an institutional advisory firm with assets under management in excess of $13 billion. From 1986 to 1993, Mr. Puyear worked for KPMG Peat Marwick where he served as audit manager, specializing in financial services and technology. Mr. Puyear holds a B.S. in accounting from Moorehead State University and passed all parts of the CPA exam in 1986.

Michael P. Ryan, Chief Operating Officer, Director and President of Prime Capital Services, Inc.

         Mr. Ryan is President of Prime Capital Services, Inc., Gilman + Ciocia's wholly owned broker/dealer subsidiary and was appointed as Chief Operating Officer of the Company on November 6, 2000. Mr. Ryan co-founded Prime Capital Services, Inc. and has served as its President since 1987. Mr. Ryan is a Certified Financial Planner and a founding member and past President of the Mid-Hudson Chapter of the International Association for Financial Planning. Mr. Ryan is a Registered Principal with the National Association of Securities Dealers and serves on the Independent Firms Committee of the Securities Industry Association (SIA). Mr. Ryan holds a B.S. in Finance from Syracuse University. Mr. Ryan was first elected as a director on June 22, 1999 and he is serving a term that expires in 2003.

Seth A. Akabas, Director

         Mr. Akabas has served as a partner at the law firm of Akabas & Cohen since June 1991. Mr. Akabas holds a B.A. in Economics from Princeton University and a J.D. from the Columbia University School of Law. Mr. Akabas was first elected a director on April 1, 1995 and he is serving a term that expires in 2003.

Louis P. Karol, Director

         Mr. Karol is a partner of the law firm of Karol, Hausman & Sosnick. Mr. Karol holds a B.S. from George Washington University, a J.D from the Benjamin N. Cardozo School of Law and an L.L.M in Taxation from the New York University School of Law. Mr. Karol currently serves on the Board of Directors of the Long Island Chapter of the International Association of Financial Planning and he is a Certified Public Accountant. Mr. Karol was first elected as a director on April 1, 1995 and is serving a term that expires in 2002.

Doreen M. Biebusch, Director

          Ms. Biebusch has twenty years of financial and managerial experience. From 1997 to 2000, Ms. Biebusch served as the Chief Financial Officer for AEGIS, an international real estate and private equity investment advisor. Prior to joining AEGIS, Ms. Biebusch worked at Aldrich Eastman Waltch ("AEW"), an institutional investment management firm from 1988 to 1997 and as the Chief Financial Officer for that organization from 1992 to 1996. In her tenure at AEW, Ms. Biebusch was the Portfolio Controller for a $1 billion real estate partnership, developing a solid foundation in asset management, performance measurement and client service. From 1981 to 1988, Ms. Biebusch was the senior audit manager at KPMG. Ms. Biebusch is a CPA and her professional affiliations include being a member of the American Institute of Certified Public Accountants and the Financial Executive Institute. Ms. Biebusch holds a Master of Business Administration degree from Babson College and a Bachelor of Arts degree in English from Skidmore College.

Audit Committees-Board of Directors

         The Audit Committee is composed of three independent directors, Doreen
M. Biebusch, Seth A. Akabas and Louis P. Karol.

Compensation Committee

         Seth A. Akabas, Louis P. Karol and Doreen M. Biebusch sit on the Compensation Committee.

         The Company's executive officers serve at the discretion of the Board of Directors, except for Mr. Ryan, who has an employment agreement with a term expiring on December 31, 2004.

Item 11.          EXECUTIVE COMPENSATION

Summary Compensation

         The following table sets forth the compensation of the Chief Executive Officer and the other executive officers whose annual salary exceeded $100,000 in Fiscal 2001 (collectively, the "Named Executive Officers"), and information with respect to annual and long term compensation earned during the last three Fiscal Years:

                           Summary Compensation Table
                                                                                Long Term
                                                                                Compensation
                                                                                Awards
Name and                                                        Other Annual    Number of Shares
Principal Position             Year     Salary       Loans*     Compensation    Underlying Options

James Ciocia
---------------------
Chairman of the Board          1999     $190,000     $0         $15,266(1)        60,000
                               2000     $367,754     $314,809   $16,455(3)             0
                               2001     $438,712     $0         $6,694 (1)             0

Thomas Povinelli
-----------------------
Chief Executive Officer,       1999     $190,000     $0         $0                60,000
President and Director         2000     $365,384     $311,086   $4,596 (3)             0
                               2001     $358,366     $0         $7,200 (1)             0

Kathryn Travis
Secretary, Vice President      1999     $135,000     $0         $10,758(1)        30,000
and Director                   2000     $154,230     $118,030   $10,758(1)             0
                               2001     $313,712     $0         $9,259 (1)             0

Michael P. Ryan (4)
-------------------
Chief Operating Officer,       1999     $60,000      $0         $2,400(1)              0
and Director and               2000     $240,000     $0         $226,197(5)            0
President of Prime             2001     $350,000     $0         $9,600(1)        250,000
Capital Services, Inc.

David D. Puyear
---------------------------
Chief Financial Officer        2001     $209,100     $0         $0               200,000

Stephen B. Sacher
------------------------------
Former Chief Financial Officer 1999       $80,000    $0         $120,000(2)       15,000 (6)
and Treasurer                  2000      $250,741    $0         $34,930(2)             0
                               2001      $142,999    $0         $137,645(2)            0
------------------------------

*Represents loans taken in previous years that are being applied to the individuals current W-2 statement.

(1)      Auto expense.
(2) Includes professional fees paid to Sacher & Company, PC, a company of which Mr. Sacher is President.
(3)      Represents commission override payment.
(4) Represents the period from April 5, 1999, the date of acquisition of Prime, to June 30, 2001.
(5) Includes $216,597 paid as bonus compensation and $9,600 paid as auto expense.
(6)      Cancelled upon termination of employment from the firm in 2001.

Key Man Insurance

        The Company maintains $2.0 million key man life insurance policies on both Thomas Povinelli and James Ciocia.

Directors

         Directors of the Company presently receive no compensation for serving as a director of the Company. In the future, directors will be paid compensation.

Option Grants

         The following table sets forth information regarding options to purchase shares of Common Stock granted to the Named Executive Officers during Fiscal 2001.

                           OPTION GRANTS IN FISCAL 2001
                                Individual Grants
                                -----------------

Name                 Number of
                     Securities
                     Underlying     Percent of Total           Average
                     Options/SARs   Options/SARs Granted to    Exercise of   Expiration   Grant    Present
                     Granted (#)    Employees in Fiscal Year   Base Price    Date         Date     Value
                     ------------   ------------------------   ----------    ----         ----     -----
Michael P. Ryan           250,000             14.5%               $6.00      3/31/11       (1)       (1)
---------------           -------             -----               -----      -------      ----      ----
David D. Puyear           200,000             11.6%               $7.25      3/31/11       (2)       (2)
---------------           -------             -----               -----      -------      ----      ----


(1) The options were granted on 3/31/01 and have a present value of $718,860. The value at the end of the ten-year term, at a 5% and 10% compounded annual rate of increase in the market price of the stock, would be $727,159 and $1,499,015, respectively.

(2) The options were granted on 3/31/01 and have a present value of $551,896. The value at the end of the ten-year term, at a 5% and 10% compounded annual rate of increase in the market price of the stock, would be $56,728 and $949,212, respectively.

Option Exercises and Holdings

         The following table sets forth information concerning the number and value of unexercised options to purchase shares of Common Stock held by the Named Executive Officers as of June 30, 2001.

              Aggregated Option/SAR Exercises in Last Fiscal Year
                      and Fiscal Year-End Option/SAR Values

                                                                                       Value of Unexercised
                                           Number of Securities                            In-the-Money
                                        Underlying Unexercised Options at                     Options
                                          Fiscal Year-End (#)                         Fiscal Year-End ($)
Name                                   Exercisable/Unexercisable                  Exercisable/Unexercisable(1)
----                                  ---------------------------                 ----------------------------
James Ciocia                                    71,470/1,038                               $ 1,700/ -
Chairman of the Board                           ------                                       -----

Thomas Povinelli                                70,830/1,231                               $ 1,700/ -
Chief Executive Officer &                       ------                                       -----
President

Michael P. Ryan                                    -  / 250,000                            $  -  /  -
Chief Operating Officer &
President of Prime Capital
Services, Inc.

Kathryn Travis                                 40,340/  -                                   1,700/ -
Vice President

David D. Puyear                                   - /200,000                               $  -  /  -
Chief Financial Officer

(1) Based on our Fiscal year-end, the fair market value of the underlying securities is equal to $2.92.

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

         The 1993 Plan is administered by the committee of three independent directors of the Board of Directors of the Company, which has the authority to determine the persons to whom the options may be granted, the number of shares of Common Stock to be covered by each option, the time or times at which the options may be granted or exercised, whether the options will be Incentive Stock Options or Non-Qualified Stock Options, and other terms and provisions of the options. The exercise price of the Incentive Stock Options granted under the 1993 Plan may not be less than the fair market value of a share of Common Stock on the date of grant (110% of such value if granted to a person owning in excess of ten percent of the Company's securities). Options granted under the 1993 Plan may not have a term longer than 10 years from the date of grant (five years if granted to a person owning in excess of ten percent of the Company's securities) and may not be granted more than ten years from the date of adoption of the 1993 Plan.

         The Company had granted under the 1993 Plan Incentive Stock Options to purchase 20,000 shares at $7.00, 20,000 shares at $7.50, 20,000 shares at $8.00,
20,000 shares at $8.50, 20,000 shares at $9.00, 20,000 shares at $9.50 and
100,000 shares at $20.00 to Stephen Sacher. These options were cancelled upon Mr. Sacher's termination of employment from the firm in 2001. During Fiscal 2001, the Company granted 24,621 new options to purchase shares in the Company under this plan with 195,379 options remaining to be granted under the 1993 Plan.

         On April 20, 1999, the Board of Directors of the Company adopted the Company's 1999 Common Stock and Incentive and Non-Qualified Stock Option Plan (the "Plan"). The Plan was approved by the Company's stockholders on June 22, 1999.

         Under the Plan, the Company may grant options to purchase up to 300,000 shares of Common Stock to key employees of the Company, its subsidiaries, directors, consultants and other individuals providing services to the Company. Such options may either qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or they may not qualify under such Section ("Non-Qualified Stock Options").

         The Board of Directors will administer the Plan. The Plan allows the Board of Directors of the Company to designate a committee of at least two non-employee directors to administer the Plan for the purpose of complying with Rule 16(b)(3) under the Securities Exchange Act of 1934, as amended, with respect to future grants under the Plan. Until such delegation, the Board will select the persons who are to receive options and the number of shares to be subject to each option (the administrator of the Plan, including the Board of Directors and/or a committee is referred to herein as the "Committee"). In selecting individuals for options and determining the terms, the Board may consider any factors that it deems relevant, including present and potential contributions to the success of the Company. Options granted under the Plan must be exercised within a period fixed by the Board, which may not exceed ten years from the date of grant. Options may be made exercisable immediately or in installments, as determined by the Board.

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

         Grantees under the Plan may not transfer options otherwise than by will or the laws of descent and distribution, but the Committee has the right to determine whether the individual Option shall be transferable. No transfer of an Option permitted by terms of such Option or by will or the laws of descent and distribution will bind the Company unless the Company has been furnished with written notice thereof and a copy of the will and/or such other evidence as the Company may deem necessary to establish the validity of the transfer and the acceptance by the transferee or transferees of the terms and conditions of such Option. In the case of an Option, during the lifetime of the grantee, unless transferred as permitted by the Plan and the Option, the Option may only be exercised by the grantee, except in the case of disability of the grantee resulting in termination of employment, in which case the Option may be exercised by such grantee's legal representative.

         The Committee will adjust the total number of shares of Common Stock which may be purchased upon the exercise of Options granted under the Plan for any increase or decrease in the number of outstanding shares of Common Stock resulting from a stock dividend, subdivision, combination or reclassification of shares or any other change in the corporate structure or shares of the Company; provided, however, in each case, that, with respect to incentive stock options, no such adjustment shall be authorized to the extent that such adjustment would cause the Plan to violate Section 422(b)(1) of the Code. If the Company dissolves or liquidates or upon any merger or consolidation, the Committee may make such adjustment with respect to Options or act as it deems necessary or appropriate to reflect or in anticipation of such dissolution, liquidation, merger or consolidation, including, without limitation, the substitution of new Options or the termination of existing options.

         Under the Plan, the Company will grant to each employee and those affiliated financial planners who have entered into commission sharing agreements with the Company, including officers and directors, options to purchase 100 shares of Common Stock for each whole $25,000 of revenues for tax preparation and commissions generated by such individual for the Company in the calendar years 1998, 1999 and 2000. Each option will be exercisable for a period of five years to acquire one share of Common Stock at the market price on the date of grant of the option. In Fiscal 2000, the Company granted options to purchase 229,877 shares under the Plan. During Fiscal 2001, 65,941 options to purchase shares were cancelled and 136,064 options to purchase shares were granted, with zero options available to be granted.

         For Federal income tax purposes, an optionee will not recognize any income upon the grant of a non-qualified stock option or an incentive stock option.

         Upon the exercise of a non-qualified stock option, the optionee will realize ordinary income equal to the excess (if any) of the fair market value of the shares purchased upon such exercise over the exercise price. The Company will be allowed a deduction from income in the same amount and at the same time as the optionee realizes such income. Upon the sale of shares purchased upon such exercise, the optionee will realize capital gain or loss measured by the difference between the amount realized on the sale and the fair market value of the shares at the time of exercise of the option. In the case of options granted to executive and principal officers, directors and stockholders owning greater than 10% of the outstanding Common Stock, income will be recognized upon exercise of a non-qualified option only if the option has been held for at least six months prior to exercise. If such option is exercised within six months after the date of grant, then such an officer, director or a stockholder holding greater than 10% will recognize income six months after the date of grant, unless he or she files an election under Section 83(b) of the Code to be taxed on the date of exercise.

         In contrast, upon the exercise of a qualified incentive stock option, an optionee will not realize income, and the Company will not be allowed a deduction. If the optionee retains the shares issued to him upon exercise of an incentive stock option for more than one year after the date of issuance of such shares and two years after the date of grant of the option, then any gain or loss realized on a subsequent sale of such shares will be treated as long-term capital gain or loss. If, on the other hand, the optionee sells the shares issued upon exercise within one year after the date of issuance or within two years after the date of grant of the option, then the optionee will realize ordinary income, and the Company will be allowed a deduction from income, to the extent of the excess of the fair market value of the shares on the date of exercise or the amount realized on the sale (whichever is less) over the exercise price. Any excess of the sale price over the fair market value of such shares on the date of exercise will be treated as capital gain. In addition, the difference between the fair market value of the shares on the date of exercise and the exercise price constitutes an item of tax preference for purposes of calculating an alternative minimum tax, which under certain circumstances, could cause tax liability as a result of an exercise.

Stock Purchase Plan

         On February 1, 2000, the Board of Directors of the Company adopted the Company's 2000 Employee Stock Purchase Plan (the "Plan"), and on May 5, 2000, the Plan became effective after a majority approval by the stockholders was obtained at the 2000 annual meeting. Under the Plan, the Company will sell shares of its Common Stock to participants at a price equal to 85% of the closing price of the Common Stock on (i) the first business day of such Plan Period or (ii) the Exercise Date (the last day of the Plan Period), whichever closing price shall be less. Plan Periods are six-month periods commencing January 1st and July 1st. Such closing price shall be (a) the closing price of the Common Stock on any national securities exchange on which the Common Stock is listed, (b) the closing price of the Common Stock on the Nasdaq National Market System or (c) the average of the closing bid and asked prices in the over-the-counter-market, whichever is applicable, as published in The Wall Street Journal. If no sales of Common Stock were made on such a day, the price of the Common Stock for purposes of clauses (a) and (b) above shall be the reported price for the next preceding day on which sales were made. The Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"). The Board of Directors believes that the Plan will further encourage broader stock ownership by employees of the Company and thereby provide an incentive for employees to contribute to the profitability and success of the Company. In particular, the Board intends that the plan offer a convenient means for employees who might not otherwise own Common Stock in the Company to purchase and hold Common Stock, and that the discounted sale feature of the Plan provides a meaningful inducement to participate. The Company believes that the employees' continuing economic interest, as shareholders, in the performance and success of the Company will further enhance the entrepreneurial spirit of the Company, which can greatly contribute to the long-term growth and profitability of the Company. As of June 30, 2001, 76 employees participate in the automatic withholding election for the Plan.

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

         All employees of the Company, including Directors who are employees, and all employees of any subsidiary of the Company (as defined in Section 424(f) of the Code) designated by the Board or the Committee from time to time (a "Designated Subsidiary"), are eligible to participate in any one or more of the offerings of Options to purchase Common Stock under the Plan provided that: (a) they are customarily employed by the Company or a Designated Subsidiary for more than 20 hours a week and for more than five months in a calendar year; and (b) they have been employed by the Company or a Designated Subsidiary for at least thirty days prior to enrolling in the Plan; and (c) they are employees of the Company or a Designated Subsidiary on the first day of the applicable Plan Period.

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

Federal Income Tax Consequences

         The Company believes that under the present law the following federal income tax consequences would generally result under the Plan. Rights to purchase shares under the Plan are intended to constitute "options" issued pursuant to an "employee stock option plan" within the meaning of Section 423 of the Code: 1. No taxable income results to the participant upon the grant of right to purchase or upon the purchase of shares for his or her account under the Plan (although the amount of a participant's payroll contributions under the Plan will be taxable as ordinary income to the participant). 2. If the participant disposes of shares less than two years after the first day of an offering period with respect to which he or she purchased such shares, then at the time of disposition the participant will recognize as ordinary income an amount equal to the excess of the fair market value of the shares on the date of purchase over the amount of the participant's payroll contributions used to purchase the shares. 3. If the participant holds the shares for at least two years after the first day of an offering period with respect to which he or she purchased such shares, then at the time of the disposition the participant will recognize as ordinary income an amount equal to the lesser of (i) the excess of the fair market value of the shares on the first day of the offering period over the option price on that date, and (ii) the excess of the fair market value of the shares on the date of disposition over the amount of the participant's payroll contributions used to purchase such shares. 4. In addition, the participant will recognize a long-term or short-term capital gain or loss, as the case may be, in an amount equal to the difference between the amount realized upon any sale of the Common Stock minus the cost (i.e., the purchase price plus the amount, if any, taxed to the participant as ordinary income, as noted in (3) above). 5. If the statutory holding period described in (3) above is satisfied, the Company will not receive any deduction for federal income tax purposes with respect to any discount in the sale price of Common Stock or matching contribution applicable to such participant. If such statutory holding period is not satisfied, the Company generally should be entitled to deduction in an amount equal to the amount taxed to the participant as ordinary income.

         During Fiscal 2001, $177,808 was deducted from employee payroll purchasing 70,615 shares in the Company.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of September 25, 2001, to the extent known to the Company, the ownership of the Company's Common Stock, par value $.01 per share, by (i) each person who is known by the Company to own of record or beneficially more than 5% of the issued and outstanding Common Stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name of Beneficial Owner       Amount and Nature of Beneficial Ownership      Percent of
                                                                              Class

James Ciocia                               996,156 (1)                           12%
1311 Mamaroneck Avenue
White Plains, NY 10605

Thomas Povinelli                         1,119,446 (2)                           13%
1311 Mamaroneck Avenue
White Plains, NY 10605

Kathryn Travis                             413,411 (3)                            5%
1311 Mamaroneck Avenue
White Plains, NY 10605

Seth A. Akabas                               9,065 (4)                            *
488 Madison Avenue - 11th Floor
New York, NY 10022

Louis P. Karol                               3,180                                *
600 Old Country Road
Garden City, NY 11530

Michael P. Ryan                            800,704 (5)                           10%
11 Raymond Avenue
Poughkeepsie, NY 12603

Steven  Gilbert                            706,220 (6)                            8%
2420 Enterprise Road, Suite 100
Clearwater, FL 33763

Prime Financial Services, Inc. (New York)  794,304 (5)                            9%
11 Raymond Avenue
Poughkeepsie, NY 12603

Doreen M. Biebusch                           2,907                                *
31 Milk Street
Boston, MA 02109

All directors and officers               3,344,869 (1)(2)(3)(4)(5)               37%
As a group (7 persons)

----------------------
 *       Less than 5%.

(1) Includes 10,000, 60,000 and 1,470 shares of common stock issuable upon of currently exercisable options at a price of $2.75, $9.50 and $10.125 per share, respectively. Does not include 1,038 shares issuable upon the exercise of options that do not vest until 2002.

(2) Includes 10,000, 60,000 and 830 shares of common stock issuable upon the exercise of currently exercisable options at a price of $2.75, $9.50 and $10.125, respectively. Does not include 691 shares issuable upon the exercise of the options that do not vest until 2002.

(3) Includes 10,000, 30,000 and 340 shares of common stock issuable upon the exercise of currently exercisable options at a price of $2.75, $9.50 and $10.125, respectively.

(4) Includes 9,065 shares owned by the law firm of Akabas & Cohen of which Mr. Akabas is a partner.

(5) 6,000 shares are owned by Mr. Ryan personally, 400 shares owned jointly with his wife and 794,304 shares are owned by Prime Financial Services, Inc. (New York) and affiliates. Mr.Ryan owns fifty (50%) percent of the capital stock of Prime Financial Services, Inc. (New York).

(6) Includes 169,000 shares owned by Gilbert Family Limited Partnership of which Steven Gilbert is a 97% beneficiary. In addition, includes 340,000 shares, 100,000 shares, 75,000 shares, 12,310 shares and 9,910 shares issuable upon exercise of options at $3.50, $4.75 $13.75, $10.125 and $9.8125, respectively. Does not include 50,839 shares and 70,000 shares issuable upon the exercise of options that do not vest until 2002 and 2003, respectively.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The four principal stockholders, Messrs, Ciocia, Povinelli and Ryan and Ms. Travis personally guaranteed the repayment of the Company's loan from EAB. Additionally, Messrs, Ciocia, Povinelli and Ryan have personally guaranteed the repayment of the Company's loan from Travelers. Such stockholders received no consideration for such guarantees other than their salaries and other compensation.

         During Fiscal 1999, the Company made loans of $302,066 to Mr. Povinelli $339,877 to Mr. Ciocia and $228,589 to Ms. Travis. These loans are payable on demand and are interest-free. Since the beginning of Fiscal 2000, the maximum amounts outstanding on such loans were $116,046 for Mr. Povinelli, $339,877 for Mr. Ciocia, and $228,588 for Ms. Travis. During Fiscal 2000, the Company as a one-time bonus increased the salary of each of such individuals by the aggregate amount outstanding on these loans to such individual and applied such bonus to discharge in full such loans (See "Executive Compensation"). As of June 30, 2000 the balances were $101,544 for Mr. Povinelli, $198,237 for Mr. Ciocia and $0 for Ms. Travis. During Fiscal 2001, Mr. Povinelli reduced his loan balance by $100,144 to $1,400 as of June 30, 2001. Mr. Ciocia reduced his loan balance by $106,283 to $91,954 as of June 30, 2001. Each of such individuals has pledged certain shares of his or her stock in the Company as collateral for these loans.

         Seth A. Akabas is a partner in the law firm of Akabas & Cohen and also a director of the Company. Akabas & Cohen charged the Company $217,325 in Fiscal 2001 for legal services. Akabas & Cohen continues to provide legal services in Fiscal 2002.

         In July 2000, the Company borrowed $250,000 at 12% interest from Mysemia, a general partnership in which Seth A. Akabas is a general partner with a 1/3 interest. No interest or principal has been paid on such loan to date. This loan is payable ten business days after demand.

         In January 2001, the Company borrowed $250,000 from Doreen M. Biebusch and has paid $100,000 as of June 30, 2001. Interest is accrued at a rate of 18% through April 15, 2001 and was increased to 22% after April 15, 2001. In addition, Ms. Biebusch charged the Company $28,563 in Fiscal 2001 for consulting fees.

         In October 1995, a loan was made to Steven Gilbert, a stockholder of the Company for $100,000, with interest charged at 8% per annum. The Company received payments in Fiscal 2000 of $94,062 with a remaining balance at June 30, 2000 of $35,927. During Fiscal 2001, the remaining balance was paid in full, therefore, leaving a zero balance at June 30, 2001.

         In addition, the Company holds a note receivable from Dominic Ciocia, the brother of the Company's Chairman. The note receivable including accrued interest is for $118,000 with interest charged at 6% per annum. During Fiscal 2001, the remaining balance was paid in full, therefore, leaving a zero balance at June 30, 2001.

Item 14. EXHIBITS LIST AND REPORTS ON FORM 8-K

(a)      Exhibits

3.1 Registrant's Articles of Incorporation, as amended, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY. 3.2. Registrant's Amended Articles of Incorporation, incorporated by reference to the exhibit in the Registrant's Proxy Statement on Form14-A under the Securities Exchange Act of 1934, as amended, filed on June 22, 1999.

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

10.2 1999 Joint Incentive and Non-Qualified Stock Option Plan of the Registrant, incorporated by reference to the exhibit in the Registrant's Proxy Statement on Form 14-A under the Securities Exchange Act of 1934, as amended, filed on June 22, 1999.

10.3 2000 Employee Stock Purchase Plan of the Registrant, incorporated by reference to the exhibit in the Registrant's Proxy Statement on Form14-A under the Securities Exchange Act of 1934, as amended, filed on May 5, 2000.

10.4 Stock Purchase Agreement dated November 19, 1998 among Registrant, North Shore Capital Management and North Ridge Securities Corp., incorporated by reference to Exhibit 1 on the Registrant's report on Form 8-K, dated November 19, 1998.

10.5 Non-competition Agreement dated November 19, 1998 among Registrant, Daniel Levy, and Joseph Clinard, incorporated by reference to Exhibit 2 on the Registrant's report on Form 8-K, dated November 19, 1998.

10.6 Employment  Agreement dated November 19, 1998 between Daniel Levy and
     North Shore Capital Management Corp. and North Ridge Securities Corp., incorporated by reference to Exhibit 3 on the Registrant's report on Form 8-K, dated November 19, 1998.

10.7 Stock Option Agreement dated November 19, 1998 between Registrant and Daniel Levy, incorporated by reference to Exhibit 4 on the Registrant's report on Form 8-K, dated November 19, 1998.

10.8 Consulting Agreement dated November 19, 1998 between Joseph Clinard and North Ridge Securities Corp., incorporated by reference to Exhibit 5 on the Registrant's report on Form 8-K, dated November 19, 1998.

10.9 Stock and Asset Purchase Agreement dated April 5, 1999 among Registrant, Prime Financial Services, Inc., Prime Capital Services, Inc., Asset & Financial Planning, Ltd., Michael P. Ryan and Ralph Porpora, incorporated by reference to Exhibit 1 on the Registrant's report on Form 8-K, dated April 5, 1999.

10.11Non-competition Agreement dated April 5, 1999 among Registrant, Prime
     Financial Services, Inc., Michael P. Ryan and Ralph Porpora, incorporated by reference to Exhibit 2 on the Registrant's report on Form 8-K, dated April 5, 1999.

10.12Registration Rights Agreement dated April 5, 1999 among Registrant, Prime
     Financial Services, Inc., Michael P. Ryan and Ralph Porpora, incorporated by reference to Exhibit 3 on the Registrant's report on Form 8-K, dated April 5, 1999.

10.13Limited Liability Company Interest Option Agreement dated April 5, 1999 between Registrant and Prime Financial Services, Inc., incorporated by reference to Exhibit 4 on the Registrant's report on Form 8-K, dated April 5, 1999.

21 List of Subsidiaries, incorporated by reference to Exhibit 21 in the Registrant's Annual Report on Form 10-K for the Fiscal year ended June 30, 2000.

23   Consent of Arthur Andersen, LLP dated September 28, 2001.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 3, 2001                    GILMAN + CIOCIA, INC.


                                          By:       /s/ Thomas Povinelli
                                       -----------------------------------------
                                       Thomas Povinelli, Chief Executive Officer

         In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                                     Date

/s/ James Ciocia                    Chairman of the Board                     October 3, 2001
-----------------------------       and Director
James Ciocia

/s/ Thomas Povinelli                President, Chief Executive Officer        October 3, 2001
-----------------------------       and Director
 Thomas Povinelli

/s/ David D. Puyear                 Chief Financial Officer,                  October 3, 2001
-----------------------------       (principal financial officer
David D. Puyear                     and principal accounting officer)

/s/ Michael P. Ryan                 Chief Operating Officer and Director      October 3, 2001
-----------------------------       and President of Prime Capital Services, Inc.
Michael P. Ryan

/s/ Kathryn Travis                  Vice President, Secretary and Director    October 3, 2001
-----------------------------
Kathryn Travis

/s/ Louis P. Karol                  Director                                  October 3, 2001
-----------------------------
Louis P. Karol

/s/ Seth A. Akabas                  Director                                  October 3, 2001

-----------------------------
Seth A. Akabas

/s/ Doreen M. Biebusch              Director                                  October 3, 2001
-----------------------------
Doreen M. Biebusch

INDEX
                                                                                                            Page
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                                                     F-2
FINANCIAL STATEMENTS:
Consolidated Balance Sheets                                                                                  F-3
Consolidated Statements of Operations                                                                        F-4
Consolidated Statements of Cash Flows                                                                        F-5-6
Consolidated Statements of Stockholders' Equity                                                              F-7-8
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                                   F-9-23

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors and Shareholders of Gilman + Ciocia, Inc.:

         We have audited the accompanying consolidated balance sheets of Gilman + Ciocia, Inc. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operation, cash flows and stockholders' equity for each of the three years in the periods ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Gilman + Ciocia, Inc. and subsidiaries as of June 30, 2001 and 2000 and the results of their operations and their cash flows for each of the years ended June 30, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.



                                                        /s/ ARTHUR ANDERSEN LLP


September 28, 2001
New York, New York

                         Gilman + Ciocia, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                                                                                 June 30,

                                                              ASSETS                                    2001             2000
                                                                                                        ----             ----
CURRENT ASSETS
         Cash and cash equivalents                                                              $  5,413,674   $     4,561,293
         Marketable securities                                                                        55,933            73,044
         Accounts receivable, net of allowance for doubtful
         Accounts of $291,000 and $264,800 as of June 30, 2001
              and 2000, respectively                                                              10,813,299         6,355,115
         Receivables from officers, stockholders and employees,
              current portion                                                                      1,379,378           709,538
         Prepaid expenses and other current assets                                                 1,228,359         1,210,611
         Income taxes receivable                                                                     185,338         3,134,824
         Deferred tax assets, current portion                                                        170,275           690,000
                                                                                                  ----------         ---------
                           Total current assets                                                   19,246,256        16,734,425

         Property and equipment, net of accumulated depreciation
              of $4,700,147 and $3,397,927 as
              of June 30, 2001 and 2000, respectively                                              5,052,979          4,423,455
         Intangible assets, net of accumulated amortization of
              $4,891,750 and $3,172,897 as of June 30, 2001
              and 2000, respectively                                                              24,617,210         21,260,307
         Deferred tax asset, net of current portion                                                1,460,160                  -
         Other assets                                                                              2,054,290          1,486,991
                                                                                                   ---------          ---------
                                    Total assets                                               $  52,430,895       $ 43,905,178
                                                                                                  ==========         ==========
                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

         Accounts payable and accrued expenses                                                 $   9,831,363       $  9,233,127
         Long-term debt, current portion                                                           7,786,001          9,112,734
         Deferred tax liability, current portion                                                     414,567                  -
                                                                                                   ---------         ----------
                           Total current liabilities                                              18,031,931         18,345,861

         Long-term debt net of current portion                                                     5,425,928            826,476
         Deferred tax liability, net of current portion                                              697,603             20,000
                                                                                                   ---------          ---------
                                           Total liabilities                                      24,155,462         19,192,337
                                                                                                 -----------         ----------
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY:

         Preferred stock - $.001 par value-shares authorized
              100,000; none issued and outstanding
         Common stock-$.01 par value-shares authorized 20,000,000; shares
               8,654,829 and 8,030,834 shares issued and outstanding as of June
               30, 2001 and 2000,
               respectively                                                                           86,548              80,308
         Paid-in-capital                                                                          27,711,953          23,976,897
                Retained earnings                                                                  1,911,027           1,772,766
                                                                                                 -----------         -----------
                                                                                                  29,709,528          25,829,971
         Less-treasury stock, at cost                                                             (1,329,095)        (1,012,130)
         Note receivable for shares sold                                                            (105,000)          (105,000)
                                                                                                    ---------          ---------
         Total stockholders' equity                                                                28,275,433         24,712,841
                                                                                                 ------------        -----------
         Total liabilities and stockholders' equity                                             $  52,430,895      $  43,905,178
                                                                                                =============       ============

The accompanying notes are an integral part of these consolidated balance sheets.
---------------------------------------------------------------------------------

                                       Gilman + Ciocia, Inc. and Subsidiaries
                                       --------------------------------------
                                       Consolidated Statements of Operations
                                       -------------------------------------
                                       For the Years Ended June 30,
                                       ----------------------------
                                                                                  2001             2000             1999
                                                                                  ----             ----             ----
Revenues:
     Financial planning services                                           $87,197,921      $71,277,044      $36,137,862
     Tax preparation fees                                                   17,557,112       15,808,075       12,609,933
     e1040.com                                                                 791,621        1,156,640          203,180
     Direct mail services                                                      966,519        1,336,735        1,492,431
                                                                               -------        ---------        ---------
Total Revenue                                                              106,513,173       89,578,494       50,443,406
                                                                           -----------       ----------       ----------
Operating expenses:
     Salaries and commissions                                               80,417,361       68,283,595       31,915,652
     General and administrative expenses                                    10,536,979       10,384,053        5,986,476
     Advertising                                                             3,913,237        9,705,238        3,873,580
     Brokerage fees & licenses                                               1,770,027        1,872,294          949,392
     Rent                                                                    5,135,965        3,613,146        2,480,067
     Depreciation and amortization                                           3,156,629        2,508,495        1,441,388
                                                                             ---------        ---------        ---------
          Total operating expenses                                         104,930,198       96,366,821       46,646,555
                                                                           -----------       ----------       ----------
           Operating income / (loss)                                         1,582,975       (6,788,327)       3,796,851
                                                                             ---------        ----------      ----------
Other income / (expense):
     Interest and investment income                                            186,034        1,412,991          129,041
     Interest expense                                                      (1,403,210)         (930,135)        (280,961)
     Other income                                                              719,226          145,379          56,212
                                                                              --------         --------         -------

          Total other income/(expense)                                         (497,950)        628,235         (95,708)
                                                                              --------         --------          -------
Income / (loss) before provision (benefit) for income taxes                  1,085,025      (6,160,092)        3,701,143

Provision / (benefit) for income taxes                                         946,764      (2,147,000)        1,520,000
                                                                            ----------     ------------       ----------
          Net income/(loss)                                                 $  138,261     $(4,013,092)     $  2,181,143
                                                                            ==========     ============       ==========

Net income / (loss) per share:
          Basic                                                             $     0.02     $     (0.53)       $     0.35
          Diluted                                                           $     0.02     $     (0.53)       $     0.32
Weighted average shares:
          Basic                                                              8,082,674        7,552,396        6,264,228
          Diluted                                                            8,133,590        7,552,396        6,917,436

The accompanying notes are an integral part of these consolidated statements.
-----------------------------------------------------------------------------

                                      Gilman + Ciocia, Inc. and Subsidiaries
                                      --------------------------------------
                                      Consolidated Statements of Cash Flows
                                      -------------------------------------
                                           For the Years Ended June 30,
                                           ----------------------------

                                                                                      2001             2000              1999
                                                                                      ----             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                           $  138,261      $(4,013,092)     $  2,181,143
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                           3,156,629        2,508,495         1,441,388
         Amortization of debt discount                                             166,248                -                -
         Deferred tax provision (benefit)                                          705,000         (477,000)          (42,000)
         Gain on a recission of an acquisition contract                           (600,000)               -                -
         Gain on sale of marketable securities                                           -         (979,489)             (342)
         Amortization of deferred and other compensation expense                    50,057        1,011,356           643,259
         Interest on stock subscriptions                                                 -                -           (10,801)
         Changes in:
             Net accounts receivable                                           (4,458,184)       (2,685,654)          512,662
             Prepaid expenses and other current assets                            155,860          (129,151)         (743,382)
             Receivables from officers, stockholders and employees               (700,000)                -                 -
             Other assets                                                        (127,450)         (315,579)          (64,965)
             Accounts payable and accrued expenses                                (90,507)        4,636,655          (284,712)
             Income taxes receivable (payable)                                   2,396,221       (1,551,927)         (162,889)
                                                                                 ---------       -----------         --------
                     Net cash provided by (used in)operating activities            792,135       (1,995,386)        3,469,361
                                                                                 ---------       -----------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                                    (1,517,505)      (1,818,944)         (751,394)
        Cash payments for acquisitions-net of cash acquired                     (1,837,545)      (1,481,348)       (6,578,569)
        Marketable securities                                                       17,111            9,025           (97,272)
        Proceeds from sale of investments                                               -         1,215,141                 -
        Loan repayments from officers and stockholders                             544,501          716,680           385,819
        Loans to officers, stockholders and employees                            (198,057)         (124,002)       (1,232,180)
                                                                               -----------        ----------       -----------
                    Net cash used in investing activities                      (2,991,495)       (1,483,448)       (8,273,596)
                                                                               -----------        ----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

        Acquisition of treasury stock                                            (648,503)         (257,385)         (136,116)
        Proceeds from bank and other loans                                     12,273,175        10,505,100         8,500,000
        Payments of bank loans and capital lease obligations                   (8,780,944)       (6,209,021)       (4,786,371)
        Proceeds from the sale of common stock
              and exercise of stock options and warrants                           30,205           464,876         2,974,245
        Proceeds from stock subscriptions                                               -            83,203                 -
        Re-issuance of treasury stock                                             177,808                 -                 -
                                                                                 --------         ---------        ----------
                     Net cash provided by financing activities                  3,051,741         4,586,773         6,551,758
                                                                                ---------         ---------        ----------
                     Net increase in cash                                         852,381         1,107,939         1,747,523
        CASH, and cash equivalents beginning of year                            4,561,293         3,453,354         1,705,831
                                                                                ---------         ---------         ---------
              CASH, and cash equivalents end of year                         $  5,413,674       $ 4,561,293       $ 3,453,354
                                                                                =========         =========         =========

The accompanying notes are an integral part of these consolidated statements.
-----------------------------------------------------------------------------

                                          Gilman + Ciocia, Inc. and Subsidiaries
                                          --------------------------------------
                                 Consolidated Statements of Cash Flows-Continued
                                 -----------------------------------------------
                                              For the Years Ended June 30,
                                              ----------------------------
                                                                                     2001            2000             1999
                                                                                     ----            ----             ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash paid during the year for-

     Interest                                                                  $  992,896      $ 792,859        $ 280,961
     Income taxes                                                                 309,773        784,962        2,267,011
Noncash transactions-
     Re-issuance of treasury stock at fair value                                  331,538         22,294          143,859

     Issuance of common stock as consideration in                               2,927,695      3,220,018        9,420,995
          business combination
     Exercise of stock options                                                          -        105,000            2,412
     Capital leases                                                               414,240      1,209,478                -
Note receivable on rescission of acquisition contract                           1,000,000              -                -


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Details of business combinations:
     Fair value of assets acquired                                            $ 5,455,552    $ 5,532,366    $ 21,291,406
     Less: Liabilities assumed                                                   (690,312)      (831,000)     (4,039,411)
           Stock issued                                                        (2,927,695)    (3,220,018)     (9,420,995)
                                                                               ----------    -----------     -----------
     Cash paid for acquisitions                                                 1,837,545      1,481,348       7,831,000
     Cash acquired in acquisitions                                                      -             -       (1,252,431)
                                                                               ----------    -----------     -----------
     Net cash paid for acquisitions                                           $ 1,837,545   $ 1,481,348     $  6,578,569
                                                                              ===========    ===========     ============

The accompanying notes are an integral part of these consolidated statements
----------------------------------------------------------------------------

                                       Gilman + Ciocia, Inc. and Subsidiaries
                                       --------------------------------------
                                 Consolidated Statements of Stockholders' Equity
                                 -----------------------------------------------
                                For the Years Ended June 30, 2001, 2000 and 1999
                                ------------------------------------------------
                                                                                               Stock
                                                                                               Subscriptions/
                                                                                               Note       Accumulated
                                                                                               Receivable   Other           Total
                          Common Stock      Paid-In   Deferred     Retained  Treasury Stock    For      Comprehensive Stockholders'
                          Shares    Amount  Capital   Compensation Earnings  Shares   Amount   Shares Sold  Income          Equity
                          ------    ------  --------   ----------- --------   ------  ------   ----------   ------          ------
Balance at July 1, 1998  5,606,913  $56,069 $6,483,320  ($52,993)  $3,604,715  211,315($784,782)(148,845)  (86,903)     $9,070,581

Purchase of treasury stock                                                     16,400 (136,116)                           (136,116)

Re-issuance of treasury                         86,067                        (28,070) 143,859                             229,926
  stock                                                                                                                    365,251
Issuance of common         372,227    3,722    361,529
  stock on exercise of                                                                                                   2,563,995
  stock options            700,852    7,009  2,556,986
Issuance of common
  stock upon exercise
  of warrants-net
Issuance of common stock   793,774    7,938  9,413,056                                                                   9,420,994
     upon business
     combinations
Accrued interest income                                                                               (10,801)             (10,801)
Amortization of deferred
     compensation                               58,290     25,584                                                           83,874
Shares  issued upon
     settlement of                                                                                                         138,950
     litigation             34,500      345    138,605
Income tax benefit upon                        957,000                                                                     957,000
     exercise of stock
     options

Comprehensive income:
Unrealized gain on
     marketable securities                                                                                       95,144     95,144
Net income                                                            2,181,143                                       -  2,181,143
                                                                      ---------                                  ------  ---------
Total comprehensive income                                            2,181,143                                  95,144  2,276,287
                                                                      ---------                                  ------  ---------
Balance at June 30, 1999  7,508,266  $75,083 $20,054,853  ($27,409)  $5,785,858 199,645   (777,039)   $(159,646) $8,241$24,959,941
                          ========= ======== ===========   ========  ========== =======    ========    =========  =====  =========
Purchase of treasury stock                                                       52,600   (257,385)                       (257,385)
Re-issuance of treasury                                                          (4,350)    22,294                          30,450
     stock                                         8,156
Issuance of common stock
     on exercise of stock
     stocks                107,081     1,071     568,805                                                                   569,876
Issuance of common stock
     upon business
     combinations          385,487     3,854   3,216,164                                                                 3,220,018
Amortization of deferred
     compensation                                           27,409
Shares issued upon                                                                                                          27,409
     settlement of          30,000       300       6,281
     litigation                                                                                                              6,581
Income tax benefit upon
     exercise of stock                                                                                                     122,638
     options                                     122,638
Payment/write-off of stock
     subscriptions                                                                                         159,646         159,646
     receivable
Issuance of note
     receivable                                                                                           (105,000)       (105,000)
     for shares sold

                                      Gilman + Ciocia, Inc. and Subsidiaries
                                      --------------------------------------
                       Consolidated Statements of Stockholders' Equity-Continued
                      ----------------------------------------------------------
                                For the Years Ended June 30, 2001, 2000 and 1999
                                ------------------------------------------------
                                                                                                     Stock
                                                                                                Subscriptions/ Accumulated  Total
                                                                                                   Note for     Other      Stock-
                            Common Stock       Paid       Deferred     Retained Treasury Stock   Receivables Comprehensive holder's
                            Shares      Amount In Capital Compensation Earnings Shares     Amount Shares Sold  Income      Equity
                            ------      ------ ---------- ------------ -------- ------     ------  ---------   ------      ------

Comprehensive income:
Unrealized gain on
     marketable securities                                                                                      (8,241)     (8,241)

Net loss                                                             (4,013,092)                                        (4,013,092)
                                                                     -----------                                ------   ----------
Total comprehensive income                                           (4,013,092)                                (8,241) (4,021,333)
                                                                     -----------                                ------   ----------
Balance at June 30, 2000     8,030,834  $80,308 $23,976,897       -  $1,772,766 247,895 $(1,012,130) $(105,000) $-      $24,712,841
                            =========== ======= =========== ========  ========= ======= ===========  ========== ======  ===========
Purchase of treasury stock                                                      160,439   (648,503)                       (648,503)
Re-issuance of treasury
     stock                                                                         (200)      1,025                           1,025
Re-issuance of treasury
     stock-employee stock                          (122,252)                    (70,615)    330,513                         208,261
     purchase plan
Issuance of common stock
     upon business             594,617     5,947   2,921,748                                                              2,927,695
     combinations
Issuance of common stock
     in lieu of cash payment     5,250        52      52,466                                                                 52,518
Issuance of common stock        10,000       100      30,105                                                                 30,205
Stock based compensation        14,128       141      52,989                                                                 53,130
Warrants issued in
     connection with
     refinancing                                     800,000                                                                800,000

Comprehensive income:
Net income                                                              138,261                                             138,261
                                                                        -------                                             -------
Total comprehensive income                                              138,261                                             138,261
                                                                        -------                                             -------
Balance at June 30, 2001    8,654,829   $86,548 $27,711,953 $     -  $1,911,027 377,519 $(1,329,095) $(105,000) $  -    $28,275,433
                            ========    ======= =========== ======== ========== ======= ===========  ========== ======  ===========

The accompanying notes are an integral part of these consolidated statements.
-----------------------------------------------------------------------------

                     Gilman + Ciocia, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   ------------------------------------------

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

2.  SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES
    -------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Reclassifications
-----------------

Certain prior years' information have been reclassified to conform with current year presentation.

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

Cash and Cash Equivalents
--------------------------

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include investments in money market funds and are stated at cost, which approximates market value.

Marketable Securities
---------------------

The Company has classified its short-term investments in debt instruments as available for sale securities that are reported at fair value with unrealized gains and losses included in stockholders' equity. Realized gains and losses are charged to the statement of operations as realized.

Account Receivables
-------------------

The Company's account receivables consist primarily of amounts due related to financial planning commissions and tax/accounting services performed. The allowance for doubtful accounts represent an amount considered by management to be adequate to cover potential losses, if any.

Other Investments
-----------------

The Company has two investments in which it exercises significant influence, equaling approximately 40% - 50%. These investments are accounted for by the equity method, whereby the Company recognized its appropriate share of such entity's net income or loss. The Company's share of the net income (loss) of approximately ($29,000), $31,000 and ($6,000) for June 30, 2001, 2000 and 1999
respectively, is included in interest and investment income.

Property and Equipment
----------------------

Property and equipment are carried at cost. Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets or, for leasehold improvements, over lease terms, which range from one to seven years.

Intangible Assets
-----------------

Intangible assets represent the identifiable intangible assets and goodwill in connection with the acquisitions of income tax businesses, broker-dealers, related covenants not to compete, customer lists and others. Amortization expense is computed on a straight-line basis over a period of five to twenty years, and amounted to $1,718,853, $1,537,309 and $814,683 for the years ended June 30, 2001, 2000 and 1999, respectively.

During Fiscal 2001, 2000 and 1999, the Company acquired intangible assets valued at approximately $5,455,552, $5,532,366 and $21,291,406, respectively.

The Company assesses long-lived assets, including intangibles, for impairment in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," by comparing the carrying value to future undiscounted cash flows. To the extent that there is an impairment, analysis is performed based on several criteria, including, but not limited to, management's plan for future operations, recent operational results and discounted operational cash flows to determine the impairment amount. In addition, the Company performs an analysis in an operating business unit basis to determine if the goodwill is not impaired. During Fiscal years 2001, 2000 and 1999, the Company determined that no material impairment adjustment was required.

Website Development and Internal Use Software Costs
---------------------------------------------------

In accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," as well as Emerging Issues Task Force ("EIFT') 00-02, "Accounting for Website Development Costs," the Company capitalized costs incurred in the application development stage related to the development of its website and its internal use software in the amount of $670,309 and $280,780 in Fiscal year 2001 and 2000, respectively. Amortization expense is computed on a straight-line basis over a period of three to five years, the expected useful life, and amounted to $162,977 and $45,797 for the years ended June 30, 2001 and 2000 (Note 5).

Revenue Recognition
-------------------

The Company recognizes all revenues associated with income tax preparation, accounting services and direct mail services upon completion of the services. Financial planning services include securities and other transactions. The related commission revenue and expenses are recognized on a trade date basis. Commission revenue and expenses on sales of life insurance policies are recognized when the policies are effective.

Advertising Costs
-----------------

The costs to develop direct-mail advertising are accumulated and expensed upon the first mailing of such advertising in accordance with SOP No. 93-7 "Reporting on Advertising Costs." The costs to develop tax season programs and associated printing and paper costs are deferred in the first and second Fiscal quarters and expensed in the third Fiscal quarter upon the first use of such advertisements in the advertising programs.

Income Taxes
------------

Income taxes have been provided using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying estimated tax rates and laws to taxable years in which such differences are expected to reverse.

Stock-based Compensation
------------------------

SFAS No. 123, "Accounting for Stock Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation awards to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, the compensation cost for stock options awarded to employees and directors is measured as excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee or director must pay to acquire the stock.

As required, the Company follows SFAS No. 123 to account for stock-based compensation awards to outside consultants. Accordingly, the compensation costs for stock option awards granted to outside consultants and non-employee financial planners is measured at the date of grant based on the fair value of the award using the Black-Scholes option pricing model (Note 10).

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

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and borrowings, approximated fair value as of June 30, 2001 because of the relatively short-term maturity of these instruments and their market interest rates.

Concentration of Credit Risk
----------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist of trade receivables. The majority of the Company's trade receivables are commissions earned from providing financial planning services that include securities/brokerage services, insurance and mortgage agency services. As a result of the diversity of services, markets and the wide variety of customers, the Company does not consider itself to have any significant concentration of credit risk.

Comprehensive Income (Loss)
---------------------------

The Company's comprehensive income (loss) included unrealized gains (losses) on marketable securities of $0, ($8,241) and $95,144 for the years ended June 30, 2001, 2000 and 1999, respectively.

Segment Disclosure
------------------

The Company discloses financial and detailed information about its operating segments in a manner consistent with internal segment reporting used by the Company to allocate resources and assess financial performance (Note 13).

New Accounting Pronouncements
-----------------------------

The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133," effective for the Company's Fiscal year ending June 30, 2001. SFAS 133 requires companies to record derivative instruments as assets or liabilities, measured at fair value. The recognition of gains or losses resulting in changes in the values of those derivative instruments is based on the use of each derivative instrument and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company adopted this statement in Fiscal 2001, the implementation of SFAS 133 had no impact on the consolidated financial statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopts SFAS 142 effective July 1, 2001. The Company is currently evaluating the effect that adoption of the provisions of SFAS 142 will have on its results of operations and financial position.

In December 1999, the Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company implemented SAB 101 in the second quarter of Fiscal 2001. The implementation of SAB 101 has no impact on the Company results of operation and financial position.

3.   BUSINESS COMBINATIONS
     ---------------------

In November 1998, the Company acquired all of the outstanding stock of North Ridge and North Shore (collectively "NSR") for $5,250,000. The acquired business is a full-service financial organization, which provides its clients with a wide range of financial investment services.

On April 5, 1999 the Company consummated the acquisition of all of the issued and outstanding capital stock of PCS and AFP. In addition, a newly formed subsidiary of the Company acquired certain assets of PFS pursuant to a Stock and Asset Purchase Agreement. PCS, AFP and PFS are collectively hereinafter referred to as Prime.

The Company delivered at the closing of this acquisition 751,004 shares of its Common Stock (the "Purchase Shares"), for all the outstanding shares of the common stock of PCS and AFP and for the assets acquired from PFS.

Throughout Fiscal 2000, the Company acquired five financial planning practices with a valuation of $2,155,000, and seventeen tax practices with a valuation of $5,323,000. The acquisitions were made in both cash and stock or all stock. The purchase price is usually determined on the basis of their historical revenue steam; however, the purchase value may be adjusted downward, if the 2000 adjusted pretax profits fail to meet certain revenue targets as set forth in the purchase agreements. In Fiscal 2000, the Company recorded $5,532,366 as the measurable fair value of the assets acquired with the balance recorded in 2001 and 2002 if performance targets are met in accordance with the purchase agreements. In Fiscal 2001, no purchase price adjustments were made.

Throughout Fiscal 2001, the Company acquired four financial planning practices with a valuation of $3,350,000, and thirteen tax practices with a valuation of $3,325,100. The acquisitions were made with an initial purchase payment of approximately 50% at closing with a combination of cash and stock or all stock. The remaining 50% of the purchase payment will be paid if the acquired practice meets or exceeds the agreed upon profitability targets post closing for a period of generally five years. In Fiscal 2001, the Company recorded $5,455,552 as the measurable fair value of the assets acquired with the balance recorded in 2002 through 2006 if performance targets are met in accordance with the purchase agreements. In Fiscal 2001, the Company rescinded one acquisition contract resulting in a gain upon rescission of approximately $600,000 with a total recovery of $1,000,000, including the return of the initial acquisition capital. The $1,000,000 note receivable has a term of 3 years and bears interest of 6% per year. This note will be repaid through the withholding of future financial planning production of the debtor, cleared by the Company.

All of the above acquisitions have been accounted for by the purchase method.

The pro forma results for Fiscal 2001 and 2000, assuming the acquisitions had been made at the beginning of the Fiscal year, would not be materially different from reported results. Unaudited pro forma results for Fiscal 1999 are as follows:

                                                G+C           NSR         Prime       Pro Forma
                                                ---           ---         -----       ---------
Fiscal 1999
Revenues                                   $ 36,491,000  $ 5,529,000  $ 24,993,000 $ 67,013,000
Net Income                                    1,110,000       42,000       982,000    2,134,000
Income per share of common stock basic             0.18            -             -         0.30
Income per share of common stock-diluted           0.16            -             -         0.28
Weighted average shares outstanding-basic     6,264,228            -       751,000    7,015,228
Weighted average shares outstanding-diluted   6,917,430            -       751,000    7,668,436

4.  RECEIVABLES FROM OFFICERS, STOCKHOLDERS AND EMPLOYEES
    -----------------------------------------------------

Receivables from officers, stockholders and employees consist of the following as of June 30:

                                                                         2001             2000
                                                                         ----             ----

Demand loans to officers, non-interest bearing (a)                   $ 146,853        $ 326,633
Notes receivable from stockholders of the Company.  Interest is charged with rates between 6% and 10% per annum,
      due in 1-5 years.                                                218,154          299,299
Demand loans from employees and advances to financial planners (b)   1,240,050          101,196
                                                                     ---------          -------
                                                                     1,605,057          727,128
Less-current portion                                                 1,379,378          709,538
                                                                     ---------          -------
Long-term portion                                                   $  225,679        $  17,590
                                                                    ==========        =========

(a) The officers have pledged their stock in the Company as collateral for these loans.

(b) The balance at June 30, 2001 includes $700,000 of draws to financial planners expected to be recovered through production in Fiscal 2002, and $524,000 of advances to financial planners expected to be recovered through future production.

Interest Income from officers and stockholders was approximately $10,750, $60,000 and $82,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

5.       PROPERTY AND EQUIPMENT, NET
         ---------------------------

Major classes of property and equipment consist of the following as of June 30:

                                                                          2001              2000
                                                                          ----              ----
Buildings                                                           $  405,867        $  405,867
Equipment                                                            6,159,885         5,288,901
Furniture and fixtures                                               1,017,326           789,648
Leasehold improvements                                                 971,806           793,040
Software                                                             1,198,242           543,926
                                                                     ---------          --------
                                                                     9,753,126         7,821,382
Less-Accumulated depreciation and amortization                       4,700,147         3,397,927
                                                                     ---------         ---------
                                                                   $ 5,052,979       $ 4,423,455
                                                                     =========         =========

Depreciation expense for property and equipment was $1,302,220, $977,141 and $604,724 for the years ended June 30, 2001, 2000 and 1999, respectively.

6.       INTANGIBLE ASSETS
        ------------------

Intangible assets consist of the following as of June 30:

                                                                         2001                 2000
                                                                         ----                 ----
Customer Lists                                                   $ 14,848,980         $ 10,063,224
Broker-Dealer Registration                                            200,000              200,000
Non-Compete Contracts                                               1,090,000              800,000
House Accounts                                                        900,000              900,000
Administrative Infrastructure                                         700,000              700,000
Independent Contractor Agreements                                   5,700,000            5,700,000
Goodwill                                                            6,069,980            6,069,980
                                                                    ---------            ---------
                                                                   29,508,960           24,433,204
Less-Accumulated Amortization                                       4,891,750            3,172,897
                                                                    ---------            ---------
                                                                 $ 24,617,210         $ 21,260,307
                                                                   ==========           ==========

Amortization expense is computed on a straight-line basis over periods of five to twenty years, and it amounted to $1,718,853, $1,537,316 and $814,683 for the years ended June 30, 2001, 2000 and 1999, respectively.

7.       DEBT
         ----
Debt consists of the following as of June 30:
                                                                         2000                2001
                                                                         ----                ----
Merrill Lynch facility (a)                                        $         -         $ 7,208,052
European American Bank Facility (b)                                 5,973,175                   -
Traveler's Insurance Company Facility (b)                           4,366,248                   -
   ($5,000,000 less unamortized debt discount of $663,752)
Unsecured promissory notes (c)                                      1,250,000           1,250,000
Notes payable for client settlements, payable over periods of 3-5
       years at varying interest rates between 9% to 10%              283,988             271,680
Capitalized lease obligations (note 8)                              1,338,518           1,209,478
                                                                    ---------           ---------
                                                                   13,211,929           9,939,210
Less: Current portion                                               7,786,001           9,112,734
                                                                    ---------           ---------
                                                                  $ 5,425,928          $  826,476
                                                                    =========             =======

(a) As of June 30, 2000, the Company had a $10,000,000 credit facility with Merrill Lynch. This facility consisted of three separate loans as follows: a line of credit of $4,000,000 and two revolving loans that total $6,000,000. The outstanding principal and interest balance at June 30th was $7,255,101 and $0, as of 2000 and 2001, respectively. This loan facility was replaced in November 2000 with the Traveler's Insurance Company and European American Bank facilities.

(b) On November 1, 2000 ("effective date"), the Company closed an $11,000,000 financing, which consists of a $5,000,000 debt financing ("debt facility") with Travelers Insurance Company and a $6,000,000 senior credit facility ("senior credit facility") with European American Bank ("EAB"). The interest rate on the senior credit facility is either LIBOR plus 275 basic points or Prime plus .75%. The effective interest rate for Fiscal 2001 was 8.47%. The term of the senior credit facility is twelve months and requires a 30-day clean-up period on the loan prior to maturity. The outstanding principal and interest balance at June 30, 2001 under the senior credit facility was $6,008,789. The interest rate on the debt facility will range from Prime plus or minus 2.25% and has a term of five years. The effective interest rate for Fiscal 2001 was 9.00%. The outstanding principal and interest balance at June 30, 2001 under the debt facility was $5,298,356. As part of the debt facility financing with Travelers Insurance Company, the Company issued warrants to purchase 725,000 shares of the Company's common stock. Of this amount, 425,000 warrants were issued to purchase at $4.23 per share, representing the average closing price for 20 days before the effective date. The 425,000 warrants are exercisable between November 1, 2000 and May 2, 2003. The remaining warrants to purchase 300,000 shares of the Company's common stock will be awarded based on a factor of the 20-day average trading price on the first anniversary of the shares, and will have a term of thirty months from the date of grant. The value as determined by an external appraisal of these warrants at the date issued, was set at $800,000. The warrant valuation was treated as a debt discount and amortized over the five-year term of the debt facility under the interest rate method. The Fiscal 2001 amortization is $166,248.

The Company has signed a commitment letter with another commercial bank for a replacement senior credit facility, which will replace the existing EAB senior credit facility. The new credit facility is expected to close prior to the maturity of the EAB facility. The total new facility will be $7,000,000 and will be structured as a $2,000,000 revolving loan with a two-year term. The balance of $5,000,000 will be structured as a five-year fully amortizing loan.

(c) Represents non-negotiable unsecured promissory notes totaling $1,000,000 bearing interest rates from 12% to 22% per year, and an unsecured demand note of $250,000 bearing an interest rate of 12% per year. $850,000 of the unsecured promissory notes are payable to related parties and the entire amount becomes due and payable in Fiscal 2002.

8. CAPITAL LEASE OBLIGATIONS

The Company is the lessee of certain equipment under capital leases expiring through 2005. The assets and liabilities under capital leases are carried at the lower of the present value of minimum lease payments or the fair market value of the asset. The assets are depreciated over the shorter of their estimated useful lives or their respective lease terms. Depreciation of assets under capital leases is included in depreciation expense.

Minimum future lease payments under capital leases as of June 30, 2001 are as follows:

                                                  2002                $  704,108
                                                  2003                   445,594
                                                  2004                   251,444
                                                  2005                   112,515
                                                                         -------
                                                                       1,513,661
Less: Amount representing finance charges                                175,143
                                                                         -------
Present value of net minimum lease payments                          $ 1,338,518
                                                                     ===========
Capital equipment leases have the lease rate factor (finance charge) built in to the monthly installment and range between 9% to 11.7%.

9.  COMMITMENTS AND CONTINGENCIES
    -----------------------------

Leases
------

The Company is obligated under various non-cancelable lease agreements for the rental of office space through 2009. The lease agreements for office space contain escalation clauses based principally upon real estate taxes, building maintenance and utility costs. The following is a schedule by Fiscal year of future minimum rental payments required under operating leases as of June 30, 2001:

                                                 2002           $      4,397,916
                                                 2003                  3,570,664
                                                 2004                  2,825,143
                                                 2005                  2,131,546
                                                 2006                  1,118,286
                                            Thereafter                 1,112,011
                                                                      ----------
                                                                $     15,155,566
                                                                      ==========
Rent expense for the Fiscal years ended June 30, 2001, 2000 and 1999 was $5,135,965, $3,613,146, and $2,480,067, respectively.

Professional Liability or Malpractice Insurance
-----------------------------------------------

The Company does not maintain any professional liability or malpractice insurance policy. Although the Company believes it complies with all applicable laws and regulations, no assurance can be given that the Company will not be subject to professional liability or malpractice suits.

Clearing Agreements
-------------------

The Company is a party to clearing agreements with unaffiliated correspondent brokers, which in relevant part states that the Company will assume customer obligations in the event of a default. At June 30, 2001, approximately $550,000 of cash is held as a deposit requirement by the correspondent brokers.

Net Capital Requirements
------------------------

PCS and North Ridge are subject to the SEC's Uniform Net Capital Rule 15c 3-1 [PCS] and 15c 3-3 [North Ridge], which require the maintenance of minimum regulatory net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed the greater of 15 to 1 or $100,000 and $25,000, respectively. At June 30, 2001, PCS and North Ridge had net capital of $2,234,831 and $115,505, which was $1,947,905 and $90,505 in excess of its required net capital of $286,926 and $25,000 respectively.

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

Litigation
----------

On August 21, 1998, Mercedes Benz Credit Corporation, Allianz Insurance Company, and Allianz Underwriters, Inc. filed a complaint against the Company in New York Supreme Court, Nassau County. The complaint seeks indemnification in the amount of up to approximately $3.5 million from Gilman + Ciocia, Inc. The allegations in the complaint are based upon a $1.7 million payment made by the plaintiffs in a settlement reached on October 3, 1996 with the estate of Thomas Gilman in a wrongful death action, upon an additional approximately $1.8 million payment made to the estate in the settlement for which plaintiffs ultimately may be held liable. (An action is currently pending in New York Supreme Court Nassau County to determine the liability allocation between the settlors with the estate). Gilman + Ciocia, Inc. served its answer on September 18, 1998 asserting numerous defenses, which it believes, are meritorious. On January 29, 1999, the plaintiffs filed a motion for summary judgment and on February 19, 1999, the court granted the Company's cross motion for summary judgment. However, the plaintiffs have appealed the lower court's decision. In June 2001, settlement negotiations are pending and the Company believes that a settlement will be entered into with the plaintiffs at nominal expense to the Company.

The Company is also engaged in other lawsuits in the ordinary course of business that it believes will not have a material effect on its financial position.

10.  STOCKHOLDERS' EQUITY
     --------------------

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

During Fiscal 2000, options totaling 395,998 were granted under this Option Plan and of these options 87,833 were exercised. At June 30, 2000, all of the 816,000 options have been granted and 432,612 have been exercised. During Fiscal 2001, options to purchase 220,000 shares were cancelled under this Option Plan and 24,621 of these options were subsequently granted. At June 30, 2001, 195,379 options are available to be granted under this Option Plan and 432,612 have been exercised.

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

Under the Plan, the Company granted options to purchase 136,064 and 229,877 shares in Fiscal 2001 and 2000, respectively. During Fiscal 2001, 64,941 options to purchase shares were cancelled. None of the shares granted in Fiscal 2001 and 2000 were exercised and zero options are available to be granted under this Plan.

The Company charged earnings for compensation expense of $0, $27,409 and $83,874 for the years ended June 30, 2001, 2000 and 1999 respectively, in connection with the issuance of stock options.

The table below summarizes plan and nonplan stock option activity:

                                                                                     Weighted
                                                                                     Average
                                                    Number of                        Exercise
                                                       Shares                        Price
                                                       ------                        ------
Outstanding, June 30, 1998                          2,836,002                       $ 6.92
                                                    =========

      Granted                                         525,500                         8.59
      Exercised                                      (560,779)                        3.16
      Cancelled                                       (75,223)                        3.07
                                                      ========
Outstanding, June 30, 1999                          2,725,500                       $ 8.12
                                                    =========

     Granted                                          941,205                       $ 8.64
     Exercised                                        (87,833)                        4.78
     Cancelled                                        (85,000)                        5.13
                                                      --------

Outstanding, June 30, 2000                          3,493,872                       $ 8.36
                                                    =========
     Granted                                        1,728,428                       $ 6.47
     Exercised                                              -                            -
     Cancelled                                       (541,827)                        9.59
                                                     ========

Outstanding, June 30, 2001                          4,680,473                       $ 7.58
                                                    =========
Exercisable June 30, 1999                             522,000                       $ 3.82

Exercisable June 30, 2000                           1,952,167                       $ 7.40

Exercisable June 30, 2001                           1,450,031                       $ 8.04

The weighted average fair value of options granted during the years ended June 30, 2001, 2000 and 1999 are $2.47, $4.61 and $5.72 per option, respectively.

Options outstanding and exercisable at June 30, 2001 and related weighted average exercise price and life information are as follows:

                               Option Price Ranges
                               -------------------

                                               Weighted
                                               Average            Weighted       Number          Weighted
                         Number of             Remaining          Average        Exercisable     Average
Range of                 Options               Contractual        Exercise       Options         Exercise
Exercise Price           Outstanding           Life                 Price        Outstanding     Price
Above $10.00                 569,863             7                 $13.10           316,945      $13.30
$7.51-$10.00               1,846,394             5                   8.69           476,694        8.78
$5.01-$7.50                1,318,167             7                   6.34           284,092        6.46
$2.51-$5.00                  946,049             5                   3.82           372,300        3.84
                          -----------------------------------------------------------------------------
                           4,680,473             5                 $ 7.58         1,450,031      $ 8.04
                          =============================================================================

The Company applies APB 25 in accounting for its stock compensation plans, under which no compensation cost has been recognized. Had compensation cost for the stock compensation plans been determined in accordance with the fair value accounting method prescribed under SFAS 123, the Company's net loss and net loss per share would have been as follows:

                                            Year Ended June 30,

                                            2001               2000               1999
                                            ----               ----               ----
Net income (loss):
         As reported                    $  138,261       $ (4,013,092)        $ 2,181,143
         Pro forma                      (2,671,786)        (8,217,792)         (3,506,734)

Basic net income (loss) per share:
         As reported                           0.02              (0.53)              (0.35)
         Pro forma                            (0.33)             (1.09)              (0.51)

Diluted net loss (income) per share:
         As reported                           0.02              (0.53)               0.32
         Pro forma                            (0.33)             (1.09)              (0.51)

The pro forma effect on net income or loss for Fiscal years 2001, 2000 and 1999 does not take into consideration the pro forma compensation expense related to the grants made prior to Fiscal year 1997.

The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

                                              2001                2000              1999
                                              ----                ----              ----

Expected life (years)                            5                   3                3
Free interest rate                            5.82%               6.20%            7.00%
Volatility                                   90.01%              71.00%           74.50%
Dividend Yield                                   0%                  0%               0%

Treasury Stock
--------------

During Fiscal 2001, the Company acquired 160,439 shares of its common stock for an aggregate cost of $648,503 and reissued 70,815 of these shares to employees. The re-issuance gave rise to the recognition of compensation expense in the amount of $31,478 representing the excess of the fair value of these shares at re-issuance over proceeds received.

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

Stock Subscriptions Receivable and Note Receivable for Shares Sold
------------------------------------------------------------------

In Fiscal 2000, the Company's proceeds on stock subscriptions received were $83,203. The Company wrote-off the balance or $76,443 of the remaining outstanding stock subscription receivable in Fiscal 2000. For the years ended June 30, 2001, 2000 and 1999, the Company recognized interest income on stock subscriptions receivable of $0, $3,406 and $10,801, respectively.

In Fiscal 2000, an employee exercised options for 21,000 shares at $5 per share and simultaneously signed a note for $105,000, equal to the total exercise price. The promissory note bears interest at a fixed rate of 9% per annum and is not secured by the shares. The Company has classified the note as a reduction of stockholders' equity while the note remains outstanding at June 30, 2001.

Employee Stock Purchase Plan
----------------------------

In 1999 the Company established a qualified employee stock purchase plan ("ESPP") where certain eligible employees had the right to participate in the purchase of designated shares of the Company's common stock at a price equal to the lower of 85% of the closing price at the beginning or end of the offering period. The offering period commenced on July 1, 2000 and closed on December 31, 2000. In Fiscal 2001 the Company issued 70,615 shares of common stock pursuant to this plan at a price of $2.44 per share. In September 2001, for the offering period commencing on January 1, 2001 and closing on June 30, 2001, the Company issued 54,368 shares of common stock pursuant to this plan at a price of $2.39 per share.

11.  EARNINGS (LOSS) PER SHARE
     -------------------------

Basic net earnings (loss) per share is computed using the weighted average number of common stock outstanding. The dilutive effect of potential common share outstanding is included in the diluted net earning per share. The computations of basic and diluted net earnings per share are as follows:

                                                            Year Ended June 30,

                                                                   2001                  2000              1999
                                                                   ----                  ----              ----
Net Earnings (Loss)                                           $ 138,261         $ (4,013,092)        $2,181,143

Basic Weighted Average Shares                                 8,082,674            7,552,396          6,624,228

Effect of Dilutive Securities                                    30,916                    -            653,208

Dilutive Potential Common Shares                              8,113,590            7,552,396          6,917,436

Net Earnings (Loss) Per Share

     Basic                                                    $    0.02         $      (0.53)        $     0.35

     Diluted                                                  $    0.02         $      (0.53)        $     0.32

Diluted net earnings per share exclude the impact of weighted average shares issuable upon the exercise of stock options of 4,174,631, 1,952,107, and 520,000 shares for Fiscal years 2001, 2000 and 1999, respectively, because the options' exercise prices were greater than the average market price of common share and therefore, the effect would be antidilutive.

12. RELATED PARTY TRANSACTIONS
    --------------------------

Refer to Receivables from Officers (note 4) for related party balances and transactions. Refer to Debt (note 7) for related party balances and transactions.

Professional Fees
-----------------

During Fiscal 2001, 2000 and 1999, professional firms related to officers and directors of the Company charged the Company fees totaling approximately $376,353, $166,000 and $440,000, respectively.

13. SEGMENTS OF BUSINESS
    --------------------

The Company's reportable segments are strategic business units that offer different products and services or are managed separately because the business requires different technology and marketing strategies. The Company has three reportable segments including Company Tax Preparation and Financial Planning Offices, Broker Dealer Operations and e1040.com.

Company Tax Preparation and Financial Planning Offices provide integrated tax and financial services through Company managed offices. The Company's
Broker Dealers Operations represents the financial planning and securities business that clears through either PCS or North Ridge. All Company employed Registered Representatives are licensed with either of these broker dealers. e1040.com is an online tax preparation service that provides tax customers tax return preparation under a fully automated option or with live tax preparer assistance.

The accounting policies of the segments are the same as those described in the summary of accounting policies. The Company evaluates performance based on operating earnings of the respective business segments.

The following table sets forth information covering the Company's operations by reportable segment as of and for the years ended June 30, 2001, 2000 and 1999. The intercompany revenue relates to Company employee financial planning revenue which clears through the broker dealer segment.

                                                                                  2001                   2000                 1999
                                    Revenues                                      ----                   ----                 ----
                                    --------
Company Tax and Financial Planning Offices:
-------------------------------------------
Tax Preparation Business and third party direct mail services            $ 18,523,631             $ 17,144,810         $14,102,364
Financial Planning Business                                                42,334,630               31,457,053          18,247,671
                                                                           ----------               ----------          ----------
Total Company Tax and Financial Planning Offices                           60,858,261               48,601,863          32,350,035
Broker Dealer Operations                                                   80,694,750               65,529,892          23,969,457
e1040.com                                                                     791,621                1,156,640             203,180
Intercompany revenue                                                      (35,831,459)             (25,709,901)         (6,079,266)
                                                                          -----------              ------------         -----------
                                    Total revenue                       $ 106,513,173              $89,578,494          $50,443,406

                               Income (loss) before taxes:
                               ---------------------------

Income (loss) from operations:
------------------------------
Company Tax and Financial Planning Offices                             $    (375,931)              $   (2,774,737)      $1,438,973
Broker Dealer Operations                                                   2,617,696                   2,010,072         2,902,413
e1040.com                                                                   (658,790)                  (6,023,662)       (544,535)
                                                                           ---------                   -----------       ---------
                  Total income (loss) from operations                  $   1,582,975               $   (6,788,327)    $  3,796,851

Interest expense:
-----------------
Company Tax and Financial Planning Offices                             $   (831,009)               $     (439,245)    $   (100,312)
Broker Dealer Operations                                                   (552,332)                     (475,284)        (177,893)
e1040.com                                                                   (19,869)                      (15,606)          (2,756)
                                                                            -------                       --------          ------
                  Total interest expense                               $ (1,403,210)               $     (930,135)    $   (280,961)

Interest income:
----------------
Company Tax and Financial Planning Offices                             $     12,802                $       92,692     $    121,141
Broker Dealer Operations                                                    210,544                       138,853            7,900
e1040.com                                                                         -                             -                -
                                                                            -------                       -------          -------
                  Total interest income                                $    223,346                $      231,545     $    129,041

Other income (expenses):
------------------------
Company Tax and Financial Planning Offices                             $    640,900                $    1,159,512     $     23,348
Broker Dealer Operations                                                     37,250                       167,313           32,864
e1040.com                                                                     3,764                             -                -
                                                                            -------                     ---------           ------
                  Total other income (expenses)                        $    681,914                $    1,326,825     $     56,212

Income (loss) before taxes:
---------------------------
Company Tax and Financial Planning Offices                             $   (553,237)               $  (1,961,778)     $  1,483,149
Broker Dealer Operations                                                  2,313,158                    1,840,953         2,765,284
e1040.com                                                                  (674,896)                  (6,039,267)         (547,290)
                                                                           ---------                  -----------        ---------
                  Total Income (loss) before taxes                     $   1,085,025               $  (6,160,092)     $  3,701,143

                  Depreciation and amortization:

Company Tax and Financial Planning Offices                                 1,831,026                   1,356,476         1,014,324
Broker Dealer Operations                                                   1,082,397                   1,023,457           399,976
e1040.com                                                                    243,206                     128,562            27,088
                                                                           ---------                   ---------         ---------
                  Total depreciation and amortization                      3,156,629                   2,508,495         1,441,388

                  Identifiable assets:
                  --------------------

Company Tax and Financial Planning Offices                            $   45,523,431               $ 41,319,358       $ 32,863,991
Broker Dealer Operations                                                  23,787,300                 22,826,533         20,893,702
e1040.com                                                                    821,864                    736,613            323,726
Intercompany elimination                                                 (17,701,700)               (20,977,326)       (21,082,439)
                                                                         -----------                -----------        -----------
                  Total identifiable assets                           $   52,430,895               $ 43,905,178       $ 32,998,980

                  Capital expenditures:
                  ---------------------

Company Tax and Financial Planning Offices                            $  1,234,618                $    2,211,389      $    699,498
Broker Dealer Operations                                                   397,006                       574,136            51,896
e1040.com                                                                  300,121                       517,130                 -
                                                                         ---------                     ---------           -------
                  Total capital expenditures                          $  1,931,745                $    3,302,655      $    751,394

 14. TAXES ON INCOME  (in thousands)
     -------------------------------

The provisions for income taxes and income tax benefits in the consolidated financial statements for the June 30 Fiscal years consist of the following:

                                                                               2001                 2000             1999
Current:                                                                       ----                 ----             ----
--------
     Federal                                                             $  (11,000)         $(1,945,000)     $  1,292,165
     State and local                                                        253,000              275,000          269,835
                                                                            --------           ---------          -------
                           Total current tax (benefit) provision         $  242,000          $(1,670,000)     $  1,562,000
Deferred:                                                                   --------           ---------         ---------
---------
     Federal                                                             $  686,000          $    11,000      $   (34,734)
     State and local                                                         19,000             (488,000)          (7,266)
                                                                            -------            ---------           -------
                           Total deferred tax (benefit) provision           705,000             (477,000)         (42,000)
                                                                            -------            ---------          --------
                           Total income tax (benefit) provision          $  947,000          $(2,147,000)     $  1,520,000
                                                                          =========         ===========     ============

Deferred tax assets as of June 30, consist of the following:

                                                                               2001                2000             1999
                                                                               ----                ----             ----
Compensation expense recognized for financial reporting
purposes in connection with common stock option grants                   $   46,000           $ 163,000         $ 152,000
Book amortization of intangibles in excess of tax                           422,000             274,000           225,000
Provision for bad debts                                                     125,000              36,000            36,000
Employees advances                                                         (385,000)                  -                -
Installment gain                                                           (140,000)                  -                -
Deferred rent                                                               (28,000)                  -          (15,000)
Tax depreciation in excess of book                                         (178,000)           (175,000)        (157,000)
Marketable securities                                                        (2,000)                  -           10,000
Software developments costs                                                (292,000)            (96,000)               -
Investments accounted for under equity method                               (74,000)            (23,000)         (58,000)
Net operating loss carryforwards for federal and state tax purposes       1,024,000             491,000                -
                                                                         ----------           --------          ---------
                           Total deferred tax assets-net                  $ 518,000           $ 670,000         $ 193,000
                                                                         ==========           =========         =========

No valuation allowance has been established against the deferred tax assets because management believes that all of the deferred tax assets will be realized.

The Company has federal and state net operating loss carryforwards as of June 30, 2001 are $1,133,139 and $8,522,459, respectively, which will be carried forward and utilized in subsequent periods. If the Company experiences a change of ownership as defined by Internal Revenue Code section 382, use of the net operating loss may be limited.

The income tax receivable of $185,338 as of June 30, 2001 consists of approximately $69,000 of 2000 state refunds and $116,000 of overpayments. In the year ended June 30, 2000, there was an income tax receivable of $1,945,000 relating to federal income tax refunds expected on net operating loss carrybacks. Some of the losses were not eligible to be carried back to earlier years, and $553,000 of the income tax receivable was reclassed as a deferred tax asset. An IRS examination of the Fiscal periods ended June 30, 1997 through June 30, 1999 was completed during the current year, which resulted in a net tax liability of approximately $172,000.

A reconciliation of the federal statutory rate to the provision for income taxes is as follows:

Year ended June 30:

                                                                         2001                 2000               1999
                                                                   ---------------     -------------------   ---------------
     Federal income taxes (benefit) computed at statutory rates    $ 368,000  34.0%    $(2,094,000) (34.0%) $1,257,000  34.0%

     State and local taxes (benefit), net of federal tax benefit      99,000   9.1%       (141,000)  (2.2%)    241,000   6.5%

     Amortization of intangible assets with no benefit               378,000  34.9%        254,000    4.1%     145,000   3.9%

     AMT credit disallowed per IRS exam and previously
     benefited                                                       172,000  15.8%      (172,000)   (2.8%)          -     -

     Income tax receivable not previously recognized                 (99,000) (9.1%)            -        -           -     -

     Other                                                            29,000   2.6%         6,000     0.0%    (123,000) (3.3)
                                                                    --------  ------       -----     -----   ---------  -----
                      Total income tax (benefit)/provision         $ 947,000   87.3%   $(2,147,000) (34.9%) $1,520,000  41.1%
                                                                   =========   =====    ==========  ====== ==========  ======

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)
     -----------------------------------

                                                                                                 Per share
                                                                                                 weighted average
                                      Income (loss)        Tax provision       Net (loss)
Fiscal Year:           Revenue        before taxes         (benefit)           income            Basic          Diluted
   2001
Q1                    $ 21,339,780    $(2,178,774)          $ (769,107)      $(1,409,667)      $  (0.18)      $   (0.12)
Q2                      19,449,289     (2,156,397)          (1,229,146)         (927,251)         (0.12)          (0.12)
Q3                      32,901,173      3,528,346            1,902,441          1,625,905          0.20            0.20
Q4 (a)                  32,822,931      1,891,850            1,042,576            849,274          0.10            0.10
                      --------------------------------------------------------------------
        TOTAL         $106,513,173    $ 1,085,025           $  946,764        $   138,261
                      ====================================================================

     2000
Q1                     $12,736,729    $(2,854,804)          $(1,226,852)      $(1,627,952)     $  (0.22)      $  (0.22)
Q2                      14,337,566     (2,629,952)           (1,124,176)       (1,505,776)        (0.20)         (0.20)
Q3                      36,552,830          76,811                33,029            43,782         0.01           0.01
Q4                      25,951,369       (752,147)               170,999          (923,146)       (0.12)         (0.12)
                      --------------------------------------------------------------------
       TOTAL           $89,578,494    $(6,160,092)          $(2,147,000)      $(4,013,092)
                      ====================================================================

    1999
Q1                     $5,764,434     $  (207,571)          $   (85,104)      $ (122,467)       $ (0.02)      $  (0.02)
Q2                      6,092,917        (127,891)              (52,435)         (75,456)         (0.01)         (0.01)
Q3                     20,137,326        5,830,175             2,387,945        3,442,230          0.54           0.48
Q4                     18,448,729      (1,793,570)             (730,406)      (1,063,164)         (0.15)         (0.15)
                       -------------------------------------------------------------------
       TOTAL          $50,443,406     $ 3,701,143           $  1,520,000      $ 2,181,143
                      ===================================================================

 (a) During the fourth quarter of Fiscal year 2001, the Company rescinded an acquisition resulting in approximately $600,000 of other income (see note 3).

EXHIBIT 21

Gilman + Ciocia, Inc. Subsidiaries
                                        State of
Name                                    Incorporation        Ownership
----                                    -----------          ---------

Asset & Financial Planning, Inc.         New York                100%
e1040.com, Inc.                          Delaware                100%
G+C Alco/Benco Inc.                      Delaware                100%
G+C Mortgage Line Inc.                   Delaware                100%
G+C Schlager & Associates Inc.           Delaware                100%
GTAX/Career Brokerage Inc.               Delaware                 50%
North Ridge Securities Corp.             New York                100%
North Shore Capital Management Corp.     New York                100%
Prime Financial Services, Inc.           Delaware                100%
Prime Capital Services, Inc.             New York                100%

EXHIBIT 23

Consent of Independent Public Accountants

        As independent public accountants, we hereby consent to the incorporation of our report dated September 28, 2001 included in this Form 10-K, into the Company's previously filed Registration Statement File No. 333-50089.




                                                 /s/ ARTHUR ANDERSEN, LLP

September 28, 2001
New York, NY