Form 10-Q
period 2001-09-30
GILMAN & CIOCIA INC
filed 2001-11-14
CIK 914142

================================================================================



                   U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                       __________________________


                               FORM 10-Q


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                   For the Quarterly Period Ended September 30, 2001.


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

         State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of November 6, 2001, 8,586,277 shares of the issuer's common equity were outstanding.

================================================================================

                           PART I-FINANCIAL INFORMATION

Item 1.           CONSOLIDATED FINANCIAL STATEMENTS                  Page

Consolidated Balance Sheets as of September 30, 2001                   3
and June 30, 2001

Consolidated Statements of Operations for the Three Months
Ended September 30, 2001 and 2000                                      4

Consolidated Statements of Cash Flows for the Three Months
Ended September 30, 2001 and 2000                                      5-6

Consolidated Statements of Stockholders' Equity for the
Three Months Ended September 30, 2001                                  7

Notes to Consolidated Financial Statements                             8-12

Item 2. Management's Discussion and Analysis of Financial              13-16
Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risks     17

                        PART II-OTHER INFORMATION

Item 1. Legal Proceedings                                              17

Item 6. Exhibits and Reports on Form 8-K                               17-19

                                      Gilman + Ciocia, Inc.
                                      Consolidated Balance Sheets

                                    ASSETS

                                                                                           September 30, 2001  June 30, 2001
                                                                                           Unaudited           Audited
                                                                                           ------------------  ---------------
Cash and cash equivalents                                                                 $   2,205,904        $   5,413,674
Marketable securities                                                                           102,628               55,933
Accounts receivable, net of allowance for doubtful accounts of
         $365,500 and $291,000 as of September 30, 2001 and June 30, 2001,
         respectively                                                                        12,657,283           10,813,299
Receivables from officers, stockholders and employees, current portion net of allowance for uncollectables of $50,000 and $0 as of
    September 30, 2001 and June 30, 2001, respectively                                        1,349,608            1,379,378
Prepaid expenses and other current assets                                                       746,140            1,228,359
Income taxes receivable                                                                          41,059              185,338
Deferred tax assets                                                                           2,226,275              170,275
                                                                                             ----------            ---------
                Total current assets                                                         19,328,897           19,246,256

Property and equipment, net of accumulated depreciation of $4,828,065
         and $ 4,700,147 as at September 30, 2001 and June 30, 2001, respectively             4,826,210            5,052,979
Goodwill                                                                                      5,498,608            5,498,608
Other intangible assets, net of accumulated amortization of $4,383,916 and
         $4,056,379 as at September 30, 2000 and June 30, 2000, respectively                 19,274,290           19,118,602
Deferred tax assets, net of current portion                                                   1,460,160            1,460,160
Other assets                                                                                  1,979,172            2,054,290
                                                                                            -----------          -----------
                  Total assets                                                           $   52,367,337       $   52,430,895
                                                                                            -----------          -----------
                                                                                            -----------          -----------

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                                    $   10,971,896       $    9,831,363
Long-term debt, current portion                                                               2,785,955            7,786,001
Deferred tax liability, current portion                                                         414,567              414,567
                                                                                         --------------     ----------------

               Total current liabilities                                                     14,172,418           18,031,931

Long-term debt, net of current portion                                                  $    10,355,748      $     5,425,928
Deferred tax liability, net of current portion                                                  697,603              697,603
                                                                                        ---------------      ---------------

         Total liabilities                                                                   25,225,769           24,155,462
                                                                                        ---------------      ---------------

COMMITMENTS AND CONTINGENCIES (Note 3)
STOCKHOLDERS' EQUITY:
Preferred stock-$.001 par value-shares authorized
         100,000; none issued and outstanding                                                        --                   --
Common stock-$.01 par value -shares authorized 20,000,000;
         8,796,666 shares and 8,654,829 shares issued and outstanding
         as at September 30, 2001 and June 30, 2001, respectively                                87,966               86,548
Paid-in capital                                                                              28,257,580           27,711,953
Retained earnings                                                                               160,197            1,911,027
                                                                                        ---------------      ---------------
                                                                                             28,505,743           29,709,528
Less-treasury stock, at cost                                                                 (1,259,175)          (1,329,095)
Note receivable for shares sold                                                                (105,000)            (105,000)
                                                                                        ---------------      ---------------
                  Total stockholders' equity                                                 27,141,568           28,275,433
                                                                                        ---------------      ---------------
         Total liabilities and stockholders' equity                                    $     52,367,337      $    52,430,895
                                                                                       ----------------      ---------------
                                                                                       ----------------      ---------------

The accompanying notes are an integral part of these consolidated balance sheets.

                                      Gilman + Ciocia, Inc. and Subsidiaries
                                      Consolidated Statements of Operations
                                      For the Three Months Ended September 30,

                                                                                        2001                  2000
                                                                                  ---------------       -------------

Revenues:
         Tax preparation fees                                                     $     1,512,619        $ 1,289,023
         Financial planning services                                                   19,334,312         19,719,629
         e1040.com                                                                         21,824             46,907
         Direct mail services                                                             153,635            275,594
                                                                                  ---------------        -----------
            Total revenues                                                             21,022,390         21,331,153
                                                                                  ---------------        -----------

Operating expenses:
         Salaries and commissions                                                      18,895,667         18,653,056
         General and administrative expenses                                            2,593,821          2,067,301
         Advertising                                                                      342,984            308,144
         Brokerage fees & licenses                                                        446,368            404,705
         Rent                                                                           1,402,938          1,168,570
         Depreciation and amortization                                                    802,766            724,410
                                                                                  ---------------        -----------

       Total operating expenses                                                        24,484,544         23,326,186
                                                                                  ---------------        -----------
         Operating loss                                                                (3,462,154)        (1,995,033)
                                                                                  ----------------       -----------
 Other income /(expense):
         Interest and investment income                                                    70,050             68,218
         Interest expense                                                                (467,430)          (253,706)
         Other income                                                                      52,704              1,747
                                                                                  ----------------       ------------
         Total other income (expense)                                                    (344,676)          (183,741)
                                                                                  ----------------       ------------
Loss before income taxes benefit                                                       (3,806,830)        (2,178,774)

Income taxes benefit                                                                   (2,056,000)          (769,107)
                                                                                  ----------------       ------------
         Net Loss                                                               $      (1,750,830)      $ (1,409,667)
                                                                                  ----------------       ------------
                                                                                  ----------------       ------------
Net loss per share, basic and diluted                                           $           (0.21)      $      (0.18)

Weighted average shares, basic and diluted                                              8,398,565          7,798,813

   The accompanying notes are an integral part of these consolidated statements.

                                       Gilman + Ciocia, Inc. and Subsidiaries
                                       Consolidated Statements of Cash Flows
                                       For the Three Months Ended September 30,

                                                                                         2001                    2000
                                                                                   ---------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $      (1,750,830)      $        (1,409,667)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation and amortization                                                          802,766                   724,410
   Amortization of debt discount                                                           65,922                       --
   Deferred tax benefit                                                                (2,056,000)                 (769,107)
   Gain on sale of mailing services business                                             (186,718)                      --
   Gain on sale of building                                                               (31,297)                      --
   Amortization of deferred and other compensation expense                                 71,724                    47,266
   Loss on asset sale agreement                                                           176,984                       --
Changes in:
   Accounts receivable, net                                                              (994,584)                 (491,323)
   Prepaid expenses and other current assets                                              492,424                   403,196
   Other assets                                                                           (19,960)                 (183,958)
   Accounts payable and accrued expenses                                                  511,642                   664,578
   Income taxes receivable                                                                144,279                   694,278
                                                                                  ----------------         -----------------
         Net cash used in operating activities                                         (2,773,648)                 (320,327)
                                                                                  ----------------         -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                     (291,389)                 (214,701)
Cash payments for acquisitions                                                           (216,250)                  (75,000)
Proceeds on sale of building                                                              106,370                       --
Marketable securities                                                                     (46,695)                   61,602
Loan repayments from officers, stockholders and employees                                  81,121                   125,560
                                                                                  ----------------         -----------------
        Net cash used in investing activities                                            (366,843)                 (102,539)
                                                                                  ----------------         -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of treasury stock                                                             (49,911)                 (356,345)
Reissuance of treasury stock                                                              151,429                       --
Proceeds from bank and other loans                                                        292,302                     7,335
Payments of bank, capital lease obligations and other loans                              (461,099)                 (549,900)
                                                                                  ----------------         -----------------
        Net cash used in financing activities                                             (62,279)                 (898,910)
                                                                                  ----------------         -----------------
        Net decrease in cash                                                            (3,207,770)              (1,321,776)

CASH, and cash equivalents at beginning of period                                        5,413,674                4,561,293
                                                                                  ----------------         -----------------
CASH, and cash equivalents at end of period                                      $       2,205,904        $       3,239,517
                                                                                  ----------------         -----------------
                                                                                  ----------------         -----------------

  The accompanying notes are an integral part of these consolidated statements.

                                Gilman + Ciocia, Inc. and Subsidiaries
                                Consolidated Statements Of Cash Flows-Continued For the Three Months Ended September 30,

                                                                                       2001                      2000
                                                                                  ----------------         ----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:

         Interest                                                                 $       245,584           $       163,254
         Income taxes                                                                         --                     55,861

Noncash transactions:

         Re-issuance of treasury stock at fair value                                       22,936                       --
         Issuance of common stock as consideration
            in business combination                                                       613,157                   260,222
         Capital leases                                                                    32,649                       --

Receivable on sale of mailing services                                            $       347,000          $            --

Receivable on asset repurchase agreement                                          $       342,580          $            --


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

         Details of business combinations:
         Fair value of assets acquired                                             $    1,443,225          $        335,222
         Less: Liabilities assumed                                                       (613,818)                 (260,222)
         Less: Stock issued                                                              (613,157)                      --
                                                                                  ----------------        ------------------
         Cash paid for acquisitions                                               $       216,250          $         75,000
                                                                                  ----------------        ------------------
                                                                                  ----------------        ------------------

  The accompanying notes are an integral part of these consolidated statements.

                              Gilman + Ciocia, Inc. and Subsidiaries
                              Consolidated Statements of Stockholders' Equity For the three months ended September 30, 2001

                                                                                                          Note
                                                                                                          Receivable  Total
                                Common Stock         Paid-In       Retained        Treasury Stock         For Shares  Stockholders'
                                Shares     Amount    Capital       Earnings        Shares    Amount       Sold        Equity
                                -------------------------------------------------------------------------------------------------
Balance at July 1, 2001         8,654,829  $86,548   $27,711,953   $1,911,027      337,519   $ (1,329,095) $ (105,000) $28,275,433

Re-issuance of treasury stock
to employee stock purchase plan                           54,534                   (54,368)       119,831                  174,365

Issuance of common stock upon
business combinations             183,013    1,830       611,327                                                           613,157

Rescindment of acquisition        (41,176)    (412)     (120,234)                                                         (120,646)

Shares from employee stock
purchase plan returned to
treasury                                                                            14,596        (49,911)                 (49,911)

Net loss                                                           (1,750,830)                                          (1,750,830)
                                ---------------------------------------------------------------------------------------------------
Total comprehensive income                                         (1,750,830)                                          (1,750,830)
                                ---------------------------------------------------------------------------------------------------
Balance at September 30, 2001   8,796,666  $87,966   $28,257,580   $  160,197      297,747     $(1,259,175) $ (105,000)$27,141,568
                                ---------------------------------------------------------------------------------------------------
                                ---------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.

                            Gilman + Ciocia, Inc. and Subsidiaries
                            --------------------------------------
                          Notes to Consolidated Financial Statements
                          ------------------------------------------
                                          Unaudited
                                          ---------

1.  ORGANIZATION AND
    NATURE OF BUSINESS
    ------------------

Gilman + Ciocia, Inc. and subsidiaries (the "Company"), which is incorporated in Delaware, provides income tax preparation and financial planning services to individuals and businesses. The Company has six active wholly owned subsidiaries, Prime Capital Services, Inc ("PCS") and North Ridge Securities, Inc. ("North Ridge"), which are registered broker-dealers pursuant to the provisions of the Securities Exchange Act of 1934; Prime Financial Services, Inc. ("PFS") and North Shore Capital Management, Inc. ("North Shore"), which manage PCS and North Ridge, respectively, as well as sell life insurance and fixed annuities; Asset and Financial Planning, Ltd. ("AFP"), an asset management business; and e1040.com, Inc. ("e1040"), an internet tax preparation business.

2.   SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES
     --------------------

The Consolidated Balance Sheet as of September 30, 2001, the Consolidated Statements of Operations for the three months ended September 30, 2001 and 2000, and the Consolidated Statements of Cash Flows for the three months ended September 30, 2001 and 2000 have been prepared by the Company. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and for all periods presented.

Reclassifications have been made to prior year amounts to conform with the current year presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting
principles   have  been   condensed  or  omitted.   These consolidated
financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2001 Annual Report on Form 10-K.

Operating revenues are seasonal in nature with peak revenues occurring in the months of January through April. Thus, this quarter's three-month results include seasonal revenues and are not indicative of results to be expected for the entire year.

3.  NEW ACCOUNTING PRONOUNCEMENT
    ----------------------------

During the third quarter of 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." These new standards clarify and supersede the existing guidance for the reporting and accounting for the asset impairments and asset retirements.

4.  CONTINGENCIES
    -------------

On August 21, 1998, Mercedes Benz Credit Corporation, Allianz Insurance Company, and Allianz Underwriters, Inc. filed a complaint against the Company in the New York Supreme Court, Nassau County. The complaint seeks indemnification in the amount of up to approximately $3.5 million payment from Gilman + Ciocia, Inc. The allegations in the complaint are based upon a $1.7 million payment made by the plaintiffs in a settlement reached on October 3, 1996 with the estate of Thomas Gilman in a wrongful death action, upon an additional approximately $1.8 million payment made to the estate in the settlement for which plaintiffs ultimately may be held liable. (An action is currently pending in New York Supreme Court, Nassau County to determine the liability allocation between the settlors with the estate). Gilman + Ciocia, Inc. served its answer on September 18, 1998 asserting numerous defenses, which it believes, are meritorious. On January 29, 1999, the plaintiffs filed a motion for summary judgment and on February 19, 1999, the court granted the Company's cross motion for summary judgment. However, the plaintiffs have appealed the lower court's decision. In October 2001, the lawsuit was settled by the Company for $140,000.

The Company is also engaged in other lawsuits in the ordinary course of business that it believes will not have a material effect on its financial position.

5. DEBT
   ----

On November 1, 2000 ("effective date"), the Company closed an $11,000,000 financing to replace its Merrill Lynch credit facility. The new financing consists of a $5,000,000 debt financing ("debt facility") with Travelers Insurance Company and a $6,000,000 senior credit facility ("senior credit facility") with European American Bank ("EAB"). The interest rate on the senior credit facility is either LIBOR plus 275 basis points or Prime plus
 .75%. The term of the senior credit facility is twelve months and requires a 30-day clean-up period on the loan prior to its maturity on October 30, 2001. The Company has received a 30 day extension on repayment terms while a replacement senior credit facility is finalized. The interest rate on the debt facility will range from Prime plus or minus 2.25% and has a term of
five  years.  The  outstanding   principal  and  interest  balance  at September
30, 2001 under the debt facility and senior credit facility was $5,468,973 and $6,005,620, respectively.

As part of the debt facility financing with Travelers Insurance Company, the Company issued warrants to purchase 725,000 shares of the Company's common stock. Of this amount, 425,000 warrants were issued to purchase at $4.23 per share, representing the average closing price for 20 days before the effective date. The 425,000 warrants are exercisable between November 1, 2000 and May
2, 2003. The remaining warrants to purchase 300,000 shares of the Company's common stock will be awarded based on a factor of the 20-day average trading price on the first anniversary of the shares, and will have a term of thirty months from the date of grant. The value as determined by an external appraisal of these warrants at the date issued, was set at $800,000. The warrant valuation was treated as a debt discount and amortized over the five-year term of the debt facility under the interest rate method. The amortization for the three months ended September 30, 2001 was $65,922.

The Company has signed on September 26, 2001 a commitment letter with another commercial bank for a replacement senior credit facility, which will replace the existing EAB senior credit facility. The new credit facility is expected to close before the end of November 2001. The total new facility will be $7,000,000 and will be structured as a $2,000,000 revolving loan with a two-year term. The balance of $5,000,000 will be structured as a five-year fully amortizing loan. The interest rate on the new credit facility will be LIBOR plus 2.75%.

6. GOODWILL AND INTANGIBLE ASSETS
   ------------------------------

The Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142") - Goodwill and Other Intangible Assets, in Fiscal 2002. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment. All other intangibles with a finite useful life continue to be amortized over their remaining useful life. Upon initial application of this statement, management reassessed the fair value of its reporting units, intangible assets and goodwill and determined that the fair values exceed the carrying values and that the remaining amortization period of its intangibles represents the remaining useful life. The Company intends to complete a comprehensive impairment test of its reporting segments together with an independent valuation firm by the end of the second quarter. Goodwill and intangible assets consist of the following classes as of:



                                                          September 30, 2001
                                ------------------------------------------------

                                                                                      Weighted average
                                                    Accumulated                       amortization
                                  Carrying Costs    Amortization         Net          period- in years
Customer Lists                     $  15,068,206     $  2,636,066     $12,432,140                  9.32
Broker-Dealer Registration               200,000           26,990         173,010                    20
Non-Compete Contracts                  1,090,000          444,300         645,700                  4.67
House Accounts                           900,000          249,470         650,530                  12.5
Administrative Infrastructure            700,000          261,597         438,403                     7
Independent Contractor Agreements      5,700,000          765,493       4,934,507                    20
Goodwill                               6,333,980          835,372       5,498,608
                                   -----------------------------------------------
                                   $  29,992,186     $  5,219,288     $24,772,898
                                   -----------------------------------------------
                                   -----------------------------------------------

                                                               June 30, 2001
                                   --------------------------------------------------------------------
Customer Lists                     $  14,584,980     $  2,491,739     $12,093,241                  9.26
Broker-Dealer Registration               200,000           24,493         175,507                    20
Non-Compete Contracts                  1,090,000          382,327         707,673                   5.5
House Accounts                           900,000          226,970         673,030                  12.5
Administrative Infrastructure            700,000          236,603         463,397                     7
Independent Contractor Agreements      5,700,000          694,246       5,005,754                    20
Goodwill                               6,333,980          835,372       5,498,608
                                   ----------------------------------------------
                                   $  29,508,960     $  4,891,750     $24,617,210
                                   ----------------------------------------------
                                   ----------------------------------------------

Amortization expense for intangible assets (other than goodwill) will continue to be amortized on a straight-line basis over periods ranging from five to twenty years and for the three months ended September 30, 2001 was $327,537. The annual amortization expense for the next five fiscal years, assuming no further acquisitions or dispositions will be:

                        2002                1,469,883
                        2003                1,412,886
                        2004                1,383,138
                        2005                1,310,950
                        2006                1,232,019

The Company has three reportable segments with goodwill (see note 6 segment reporting). The carrying amounts of goodwill at September 30, 2001 and June 30, 2001, are as follows:


                                                        Company Tax     Broker Dealer
                                                        Offices         Operations          e1040.com

Balance as of September 30 and June 30, 2001            $       -       $  5,264,858        $233,750

The table below illustrates the Company's reported results after applying SFAS No. 142 to the Company's three months ended September 30, 2001 and 2000.


        For the three months ended September 30,       2001            2000
                                                  -------------   --------------
        Goodwill amortization                     $          -    $     (82,807)
                                                  -------------   --------------
                                                  -------------   --------------
        Reported net loss                         $ (1,750,830)   $  (1,409,667)
        Add back: Goodwill amortization                      -           82,807
                                                  -------------   --------------
        Adjusted net loss                         $ (1,750,830)   $  (1,326,861)
                                                  -------------   --------------
                                                  -------------   --------------

        Basic and diluted earnings per share:
        Reported net loss                         $      (0.21)   $       (0.18)
        Add back: Goodwill amortization                      -             0.01
                                                  -------------   --------------
        Adjusted net loss                         $      (0.21)   $       (0.17)
                                                  -------------   --------------
                                                  -------------   --------------


7. SEGMENTS OF BUSINESS
   --------------------

The Company's reportable segments are strategic business units that offer different products and services or are managed separately and have unique and distinctly different business models. The Company has three reportable segments including Company Tax Preparation and Financial Planning Offices, Broker Dealer Operations and e1040.com.

Company Tax Preparation and Financial Planning Offices provide integrated tax and financial services through Company managed offices. Included in this segment was Progressive Mailing Services, the Company's in-house direct mail provider. Effective September 2001, the Company sold the mailing services division to focus on its core businesses, net proceeds of $347,000 were received in October 2001 and a gain of $186,718 was recorded in the three months ended September 30, 2001.

The Company's Broker/Dealer Operations represent the financial planning and securities business that clears through either PCS or North Ridge. All Company employed Registered Representatives are licensed with either of these broker/ dealers.

e1040.com is an online tax preparation service that provides tax customers tax return preparation under a fully automated option or with live tax preparer assistance.

The accounting policies of the segments are the same as those described in the summary of accounting policies. The Company evaluates performance based on operating earnings of the respective business segments.

The following table sets forth information covering the Company's operations by reportable segment as of and for the quarters ended September 30, 2001 and 2000:

                 Revenues:                                  2001                 2000
                 -------------------                     --------------       --------------
                 Company Tax Offices
                    Tax Preparation Business and
                    Third Party Direct Mail Services     $  1,666,255         $  1,564,617
                    Financial Planning Business             9,360,628            8,490,177
                                                        -------------         ------------
                 Total Company Tax Offices                 11,026,882           10,054,794
                 Broker Dealer Operations                  18,424,424           19,232,548
                 e1040.com                                     21,824               46,907
                 Intercompany revenue                      (8,450,739)          (8,003,096)
                                                        --------------        -------------
                                     Total revenue       $ 21,022,390         $ 21,331,153

                 Income (loss) from operations:
                 ------------------------------
                 Company Tax Offices                    $ (4,004,106)         $ (2,036,733)
                 Broker Dealer Operations                    875,956               164,617
                 e1040.com                                  (334,004)             (122,916)
                                                        --------------        --------------
                    Total income (loss) from operations $ (3,462,154)         $ (1,995,033)
                                                        --------------        --------------
                 Interest expense:
                 -----------------
                 Company Tax Offices                    $   (306,190)         $   (151,881)
                 Broker Dealer Operations                   (156,125)              (99,002)
                 e1040.com                                    (5,115)               (2,822)
                                                        --------------        --------------
                   Total interest expense               $   (467,430)         $   (253,706)
                                                        --------------        --------------
                 Interest income:
                 -----------------
                 Company Tax Offices                    $     19,008          $      1,077
                 Broker Dealer Operations                     51,683                54,266
                 e1040.com                                         -                     -
                                                        --------------        --------------
                   Total interest income                $     70,692          $     55,343
                                                        --------------        --------------
                 Other income (expenses):
                 ------------------------
                 Company Tax Offices                    $     51,738          $     19,651
                 Broker Dealer Operations                          -                (9,300)
                 e1040.com                                       324                 4,271
                                                        --------------        --------------
                    Total other income (expenses)       $     52,062          $     14,622
                                                        --------------        --------------
                 Income (loss) before taxes:
                 ----------------------------
                 Company Tax Offices                    $ (4,239,550)         $ (2,167,886)
                 Broker Dealer Operations                    771,515               110,580
                 e1040.com                                  (338,795)             (121,468)
                                                        --------------        --------------
                    Total income (loss) before taxes    $ (3,806,830)         $ (2,178,774)
                                                        --------------        --------------

                 Depreciation and amortization:
                 ------------------------------
                 Company Tax Offices                    $    497,696          $    418,249
                 Broker Dealer Operations                    218,657               264,839
                 e1040.com                                    86,413                41,322
                                                        --------------        ---------------
                    Total depreciation and amortization $    802,766          $    724,410
                                                        --------------        ---------------
                 Identifiable assets:
                 ---------------------
                 Company Tax Offices                    $ 45,177,917          $ 38,448,744
                 Broker Dealer Operations                 21,371,808            22,150,149
                 e1040.com                                   767,522               721,775
                 Intercompany elimination                (14,949,910)          (18,799,268)
                                                        --------------        ---------------
                    Total identifiable assets           $ 52,367,337          $ 42,521,400
                                                        --------------        ---------------
                 Capital expenditures:
                 ---------------------
                 Company Tax Offices                    $    191,528          $    130,350
                 Broker Dealer Operations                     99,861                28,674
                 e1040.com                                         0                55,677
                                                        --------------        ---------------
                     Total capital expenditures         $    291,389          $    214,701

                                                       --------------        ----------------

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

For the three months ended September 30, 2001 and 2000, compared.

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

           During the first quarter of Fiscal 2002, approximately 7% of the Company's revenues were earned from tax preparation services, 92% were earned from all financial planning and related services and 1% were earned from e1040.com and other services.

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

Results of Operations

         The Company's revenues for the three months ended September 30, 2001 were $21,022,390 compared to $21,331,153 for the three months ended September 30, 2000, a decrease of $308,763 or 1%. Of the total decrease, $358,317 was attributable to a reduction in the Company's financial planning business during the month of September, $121,959 was from a reduction in third party direct mail business from the sale of the Progressive Mailing division during Fiscal 2002 and $25,083 was from a reduction in e1040.com. Offsetting these reductions, was $223,596 increase in tax preparation services from the inclusion of the nine acquisitions made in Fiscal 2001 and one in Fiscal 2002.

         The Company's total revenues for the three months ended September 30, 2001 consisted of $1,512,619 for tax preparation/accounting services, $19,334,312 for financial planning services, $21,824 for e1040.com and $153,635 for third party direct mail services. Tax preparation services represented 7.2%, financial planning services represented 92.0%, third party direct mail services represented 0.7%, and e1040.com representing 0.1% of the Company's total revenues for the first three months in Fiscal 2002. The Company's total revenues for the three months ended September 30, 2000 consisted of $1,289,023 for tax preparation/accounting services, $19,719,629 for financial planning services, $46,907 for e1040.com and $275,594 for third party direct mail services. Tax preparation services represented 6.0%, financial planning services represented 92.4%, e1040.com represented 0.2% and third party direct mail services represented 1.3% of the Company's total revenues for the first three months in Fiscal 2001.

         The Company's operating expenses for the three months ended September 30, 2001 were $24,484,544 or 117% of revenues, an increase of $1,158,358 or 5%, compared to $23,326,186, or 109% of revenues for the three months ended September 30, 2000. The increase in operating expenses was attributed to an increase of $242,611 in salaries and commissions, $526,520 in general and administrative expenses, $234,368 in rent, $41,663 in brokerage fees and licenses, $34,840 in advertising and $78,356 in depreciation and amortization. Of the total increase in operating expenses, $933,795 or 81% was attributed to acquisitions made in Fiscal 2001 and the first quarter of Fiscal 2002.

         Salaries and Commissions increased $242,611 or 1% in the three months ended September 30, 2001 to $18,895,667, from $18,653,056 in the three months ended September 30, 2000. Of the total increase, $741,916 was attributed to acquisitions made in Fiscal 2001 and the first quarter of Fiscal 2002, $458,843 was attributed to the addition of corporate and field staff, $214,562 was from the new telemarketing center and offsetting these increases was primarily the reduction of commissions expense associated with the reduction in financial planning fees.

         General and administrative expenses increased $526,520 or 25% in the three months ended September 30, 2001 to $2,593,821, from $2,067,301 in the three months ended September 30, 2000. Of the total increase, $121,085 or 23% was attributed to acquisitions made in Fiscal 2001 and the first quarter of Fiscal 2002, $157,510 or 30% was attributed to additional communication costs from web enabling more of our offices, $50,406 or 10% was attributed to the new telemarketing center, $150,000 or 28% was attributed to an increase in reserves, $191,229 or 36% was primarily attributed to additional third party legal, audit and tax services. These increases were offset by a decrease in costs associated with seminar programs offered by financial planners.

         Rent increased $234,368 or 20% in the three months ended September 30, 2001 to $1,402,938, from $1,168,570 in the three months ended September 30, 2000. Of the total increase, $50,183 or 22% was attributed to acquisitions made in Fiscal 2001 and the first quarter of Fiscal 2002, $7,282 or 3% from the addition of the new telemarketing center and $25,085 or 12% for early lease termination payments from merging several offices. The additional increase of $151,818 or 11% of total rent was primarily attributable to rate adjustments and additional office space taken by several existing offices.

         Advertising increased $34,840 or 11% in the three months ended September 30, 2001 to $342,984, from $308,144 in the three months ended September 30, 2000. The increase is primarily attributed to new targeted marketing campaigns from the Company's financial planners.

         Depreciation and amortization increased $78,356 or 11% in the three months ended September 30, 2001 to $802,766, from $724,410 in the three months ended September 30, 2000. The adopting of SFAS 142 during the quarter, which suspends amortization of goodwill, helped to reduce amortization by $74,625. The overall increase in depreciation and amortization is from a larger depreciable fixed asset base in Fiscal 2002 over Fiscal 2001.

         The Company's loss from operations for the three months ending September 30, 2001 was $3,462,154 as compared to a loss of $1,995,033 for the three months ended September 30, 2000, an increase loss of $1,467,121 or 74%. Of the total increase loss, $432,258 or 31% was attributed to acquisitions made in Fiscal 2001 and the first quarter of Fiscal 2001, $274,244 or 19% was from adding our telemarketing center, $211,087 or 15% from e1040.com and $36,984 or 3% from Progressive Mailing, our division sold in the September 2001.

         The Company's loss before income tax benefit for the three months ended September 30, 2001 was $3,806,830 compared to $2,178,774 for the three months ended September 30, 2000. This increase loss of $1,628,056 or 75% was attributed to the operating losses highlighted above and an increase in interest expense of $213,724 or 84% in the three months ended September 30, 2001 to $467,430, from $253,706 in the three months ended September 30, 2000. The increased expense is the result of carrying more debt in Fiscal 2001 over Fiscal 2000 as well as from the $65,922 amortization of the debt discount relating to the Traveler's warrants. Offsetting the increase interest expense was an increase in other income for the three months ended September 30, 2001 of $50,957 to $52,704, from $1,747 in the three months ended September 30, 2000. The increase is primarily the result of a $31,297 gain in the disposal of a building owned by the Company, and a $186,718 gain on the sale of the Company's Progressive Mailing division offset by a loss of $176,984 on the rescission of an acquisition contract.

         The Company's loss after income tax benefit for the three months ended September 30, 2001 was $1,750,830 compared to $1,409,667 for the three months ended September 30, 2000. This increased loss of $341,163 or 24% was attributed to the operating losses highlighted above but offset by an increase in the Company's effective tax rate to 54% for the three months ended September 30, 2001 from 35% for the three months ended September 30, 2000, which increased the Company's income tax benefit. The Company's effective tax rate differs from the statutory rate because of the amortization of other intangible assets not being deductible for income tax purposes, as well as the inclusion of state income taxes and benefits.

Liquidity and Capital Resources

         The Company's revenues have been partly seasonal and are expected to continue to be somewhat seasonal. As a result, the Company must generate sufficient cash during the tax season, in addition to its available bank credit, to fund any operating cash flow deficits in the first half of the following Fiscal year. Operations during the non-tax season are primarily focused on financial planning services along with some on going accounting and corporate tax revenue. Since its inception, the Company has utilized funds from operations, proceeds from its initial public offering and bank borrowings to support operations, finance working capital requirements and complete acquisitions. The Company believes that the resources available will be sufficient to finance its operations.

         The Company's cash flows used in operating activities totaled $2,773,648 and $320,327 for the three months ended September 30, 2001 and 2000, respectively. The increase of $2,453,321 in cash used is due primarily to an increase in net loss of $341,163 to $1,750,830 in September 30, 2001 from $1,409,667 in September 30, 2000, an increase in net accounts receivables of $503,261, a gain recognized in the sale of Progressive Mailing of $186,718, a gain on sale of building of $31,297, an increase in deferred tax benefit of $1,286,893 and an increase in income taxes receivable of $549,999. These increases in cash flow used in operating activities were offset by an increase in the amortization of debt discount of $65,922, an increase in depreciation and amortization expense of $78,356, a loss on the rescission of an acquisition contract of $176,984 and a decrease in other assets of $169,998.

         Net cash used in investing activities totaled $366,843 and $102,539 for the three months ended September 30, 2001 and 2000, respectively. The increase of $264,304 is primarily attributed to an increase in cash payments for acquisitions of $141,250, a decrease in loan repayments from officers and stockholders of $44,439 and an increase in capital expenditures of $76,688. These increases in cash used in investing activities were offset by proceeds received from the sale of a building of $106,370.

         Net cash used in financing activities totaled $67,279 and $898,910 for the three months ended September 30, 2001 and 2000, respectively. The decrease in cash used in financing activities of $831,631 is attributed to an increase in proceeds of bank and other loans of $284,967, a decrease in the acquisition of treasury stock of $306,434 and an increase in the proceeds from the re-issuance of treasury stock of $151,429 and a decrease in the payments of bank and capital lease obligations of $88,801.

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

         The EAB senior credit facility totals $6,000,000 and is structured as a line of credit for a term which expires on October 30, 2001. However, the Company has received a 30-day extension while a replacement facility is finalized. The interest rate on the facility is a fixed rate of interest equal to the reserve adjusted LIBOR plus a margin of 275 basis points for periods of 30, 60 or 90 days. The effective interest rate for Fiscal 2001 was 8.47%. The facility is secured by a pledge of all business assets of the Company and guarantees by the four principal officers. The outstanding principal and interest due as of September 30, 2001 was $5,973,175 and $32,445, respectively.

            The Company has signed on September 26, 2001 a commitment letter with another commercial bank for a replacement senior credit facility, which will replace the existing EAB senior credit facility. The new credit facility is expected to close before the end of November 2001. The total new facility will be $7,000,000 and will be structured as a $2,000,000 revolving loan with a two-year term. The balance of $5,000,000 will be structured as a five-year fully amortizing loan. The interest rate on the new credit facility will be LIBOR plus 2.75%.

         The Travelers loan is in the amount of $5,000,000 and has a term of five years. In the first two years, the only debt service required is interest in arrears on the first and second anniversary dates. Beginning in November 2002, the loan begins the repayment of principal in the amount of $138,889 per month, beginning on the last day of each month until repaid in full. The interest due during the amortization period will be calculated on the average loan balance outstanding and will continue to be paid in arrears on the anniversary date of the loan. The interest rate on this loan will range from Prime minus 2.25% to Prime plus 2.25%. The actual interest rate will be determined based upon the level of Travelers financial products distributed by the Company. The Travelers facility is secured, subordinate to the EAB facility, by all assets of the Company and guaranteed by three principal officers of the Company. As of September 30, 2001, the total principal and interest due was $5,000,000 and $468,973, respectively.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Market risk and Sensitivity Analysis

         There have been no material changes in market risk from those reported at June 30, 2001.

                          PART II-OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS.

         On August 21, 1998, Mercedes-Benz Credit Corporation, Allianz Insurance Company, and Allianz Underwriters, Inc. filed a complaint against the Company in New York Supreme Court, Nassau County. The complaint seeks indemnification in the amount of up to approximately $3.5 million from Gilman + Ciocia, Inc. The allegations in the complaint are based upon a $1.7 million payment made by the complainants in a settlement reached on October 3, 1996 with the estate of Thomas Gilman in a wrongful death action, plus an additional approximately $1.8 million payment made to the estate in the settlement for which complainants ultimately may be held liable (for payments made by another insurance company). In October 2000, in an action in New York Supreme Court Nassau County to determine the liability allocation between the two insurance company's that settled with the estate, the other insurance company was ordered to pay the complainants $857,000. In January 2001, the legal action against the Company was dismissed on the Company's motion for summary judgment based on the court's determination that the indemnification of an insurance company in this situation would be against the public policy of New York State. The complainant insurance company in the action against the Company filed a notice of appeal from the dismissal. In October 2001, the lawsuit was settled by the Company for $140,000.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

3.1 Registrant's Articles of Incorporation, as amended, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY.

3.2 Registrant's Amended Articles of Incorporation, incorporated by reference to Exhibit A in the Registrant's Proxy Statement on Form14-A under the Securities Exchange Act of 1934, as amended, filed for the annual meeting held on June 22, 1999.

3.3 Registrant's By-Laws, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1934.

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

Dated:   November 14, 2001

GILMAN + CIOCIA, INC.


By:       /s/ Thomas Povinelli
Thomas Povinelli
Chief Executive Officer and President




By:      /s/ David D. Puyear
David D. Puyear
Chief Financial Officer