Form 10-Q
period 2001-12-31
GILMAN & CIOCIA INC
filed 2002-02-19
CIK 914142

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


              For the Quarterly Period Ended December 31, 2001.


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

         State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of February 1, 2002, 9,030,157 shares of the issuer's common equity were outstanding.
================================================================================

                   PART I-FINANCIAL INFORMATION

Item 1.           CONSOLIDATED FINANCIAL STATEMENTS                    Page

Consolidated Balance Sheets as of December 31, 2001                      3
and June 30, 2001

Consolidated Statements of Operations for the Three Months
and Six Months Ended December 31, 2001 and 2000                          4

Consolidated Statements of Cash Flows for the Six Months
Ended December 31, 2001 and 2000                                       5-6

Consolidated Statements of Stockholders' Equity for the
Six Months Ended December 31, 2001 and the Year Ended June 30, 2001      7

Notes to Consolidated Financial Statements                            8-12


Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                  13-16

Item 3.  Quantitative and Qualitative Disclosure About Market Risks     17

                          PART II-OTHER INFORMATION

Item 1. Legal Proceedings                                            17-18

Item 5. Other Information                                               18

Item 6. Exhibits and Reports on Form 8-K                                19

                                Gilman + Ciocia, Inc.
                               Consolidated Balance Sheets

                                    ASSETS

                                                                                           December 31, 2001  June 30, 2001
                                                                                           Unaudited           Audited
                                                                                           ------------------  ---------------
Cash and cash equivalents                                                                 $   3,752,523        $   5,413,674
Marketable securities                                                                            26,486               55,933
Accounts receivable, net of allowance for doubtful accounts of
     $312,009 and $291,000 as of December 31, 2001 and June 30, 2001,
     respectively                                                                             8,396,176           10,813,299
Receivables from officers, stockholders and employees, current portion net of allowance for uncollectables of $184,776 and $50,000 as of
    December 31, 2001 and June 30, 2001, respectively                                         1,265,353            1,379,378
Prepaid expenses and other current assets                                                       451,965            1,228,359
Income taxes receivable                                                                         129,310              185,338
Deferred tax assets                                                                           4,656,000              170,275
                                                                                             ----------            ---------
                Total current assets                                                         18,677,813           19,246,256

Property and equipment, net of accumulated depreciation of $5,293,481
        and $ 4,700,147 as at December 31, 2001 and June 30, 2001, respectively              4,966,720            5,052,979
Goodwill                                                                                     5,498,608            5,498,608
Other intangible assets, net of accumulated amortization of $4,767,541 and
         $4,056,379 as at December 31, 2001, and June 30, 2001, respectively                18,745,824           19,118,602
Deferred tax assets, net of current portion                                                  1,014,000            1,460,160
Other assets net of allowance for doubtful accounts of $115,196 and $103,525                 1,812,400            2,054,290
as of December 31, 2001 and June 30, 2001, respectively                                     -----------          -----------

                  Total assets                                                           $  50,715,365       $   52,430,895
                                                                                           -----------          -----------
                                                                                           -----------          -----------
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                                    $   8,925,732       $    9,831,363
Long-term debt, current portion                                                              4,898,712            7,786,001
Deferred tax liability, current portion                                                        162,677              414,567
                                                                                         --------------     ----------------
               Total current liabilities                                                    13,987,121           18,031,931

Long-term debt, net of current portion                                                  $   10,382,712      $     5,425,928
Deferred tax liability, net of current portion                                                 551,000              697,603
                                                                                        ---------------      ---------------

         Total liabilities                                                                   24,920,833           24,155,462
                                                                                        ---------------      ---------------

COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS' EQUITY:
Preferred stock-$.001 par value-shares authorized
         100,000; none issued and outstanding                                                        --                   --
Common stock-$.01 par value -shares authorized 20,000,000;
         9,006,272 shares and 8,654,829 shares issued and outstanding
         as at December 31, 2001 and June 30, 2001, respectively                                 90,062               86,548
Paid-in capital                                                                              28,888,415           27,711,953
Retained earnings                                                                            (1,797,205)           1,911,027
                                                                                        ---------------      ---------------
                                                                                             27,181,272           29,709,528
Less-treasury stock, at cost                                                                 (1,281,740)          (1,329,095)
Note receivable for shares sold                                                                (105,000)            (105,000)
                                                                                        ---------------      ---------------
                  Total stockholders' equity                                                 25,794,532           28,275,433
                                                                                        ---------------      ---------------
         Total liabilities and stockholders' equity                                    $     50,715,365      $    52,430,895
                                                                                       ----------------      ---------------
                                                                                       ----------------      ---------------

The accompanying notes are an integral part of these consolidated balance sheets.

                                      Gilman + Ciocia, Inc. and Subsidiaries
                                       Consolidated Statements of Operations

                                                      For the Three Months Ended                     For the Six Months Ended
                                                      December 31,                                   December 31,
                                                            2001                  2000                      2001            2000
                                                           ------                ------                    -------         ------

Revenues:
         Tax preparation fees                          $     1,342,477        $ 1,375,119               $  2,855,096   $  2,664,142
         Financial planning services                        17,246,137         17,861,400                 36,580,449     37,581,029
         e1040.com                                               2,148             18,402                     23,972         65,309
         Direct mail services                                        -            344,371                    153,635        619,965
                                                       ---------------        -----------               ------------    -----------
            Total revenues                                  18,590,762         19,599,292                 39,613,152     40,930,445
                                                       ---------------        -----------               ------------    -----------

Operating expenses:
         Salaries and commissions                           16,838,036         16,557,931                 35,733,703     35,210,987
         General and administrative expenses                 2,597,050          2,225,541                  5,190,874      4,292,868
         Advertising                                           205,703            363,499                    548,687        671,641
         Brokerage fees & licenses                             453,922            446,237                    900,288        850,942
         Rent                                                1,538,028          1,227,770                  2,940,966      2,396,340
         Depreciation and amortization                         850,593            744,275                  1,653,359      1,468,685
                                                        --------------        -----------                -----------     ----------
       Total operating expenses                             22,483,332         21,565,253                 46,967,877     44,891,463
                                                      -----------------       -----------                -----------    -----------
         Operating loss                                     (3,892,570)        (1,965,961)                (7,354,725)   (3,961,018)
                                                      -----------------       ------------               -----------    -----------
 Other income /(expense):
         Interest and investment income                       95,824             57,711                      165,873       113,054
         Interest expense                                   (512,428)          (338,829)                    (979,858)     (592,535)
         Other income                                         16,038             90,683                       68,743       105,329
                                                      ----------------       ------------                ------------   -----------
         Total other income (expense)                       (400,566)          (190,435)                    (745,242)     (374,152)
                                                      ----------------       ------------                ------------   -----------
Loss before income taxes benefit                          (4,293,136)        (2,156,396)                  (8,099,967)   (4,335,170)
Income taxes benefit                                      (2,335,735)        (1,229,145)                  (4,391,735)   (1,998,253)
                                                      ----------------       ------------                ------------   -----------
         Net Loss                                  $      (1,957,401)      $   (927,251)               $  (3,708,232)   (2,336,917)
                                                      ----------------       ------------                ------------   -----------
                                                      ----------------       ------------                ------------   -----------
Net loss per share, basic and diluted              $           (0.23)      $      (0.12)               $       (0.44)  $     (0.30)

Weighted average shares, basic and diluted                 8,567,958          7,917,859                    8,481,892     7,860,754

   The accompanying notes are an integral part of these consolidated statements.

                                       Gilman + Ciocia, Inc. and Subsidiaries
                                       Consolidated Statements of Cash Flows
                                       For the Six Months Ended December 31,

                                                                                         2001                    2000
                                                                                   ---------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $      (3,708,232)      $        (2,336,917)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation and amortization                                                        1,524,796                 1,443,888
   Amortization of debt discount                                                          128,563                    24,797
   Deferred tax benefit                                                                (4,391,735)               (1,998,253)
   Gain on sale of mailing services business                                             (186,718)                       -
   Gain on sale of building                                                               (31,297)                       -
   Amortization of deferred and other compensation expense                                 90,465                   148,296
   Loss on asset repurchase agreement                                                     176,984                        -
Changes in:
   Net accounts receivable                                                              2,577,123                  (551,740)
   Prepaid expenses and other current assets                                              212,053                   (81,351)
   Other assets                                                                           591,813                  (128,137)
   Accounts payable and accrued expenses                                               (1,205,983)                  242,307
   Income taxes receivable                                                                  9,705                   650,679
                                                                                  ----------------         -----------------
         Net cash used in operating activities                                         (4,212,463)               (2,586,431)
                                                                                  ----------------         -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                     (458,085)                 (594,154)
Cash payments for acquisitions                                                           (216,250)                 (303,944)
Proceeds on sale of building                                                              106,370                         -
Proceeds on sale of mailing services                                                      347,000                         -
Proceeds on asset purchase agreement                                                      342,580                         -
Marketable securities                                                                      29,447                    61,602
Loan repayments from officers, stockholders and employees                                 446,379                  (483,534)
                                                                                  ----------------         -----------------
        Net cash (used in)investing activities                                            597,441                (1,320,030)
                                                                                  ----------------         -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of treasury stock                                                             (72,476)                 (648,503)
Reissuance of treasury stock                                                              151,429                     1,025
Proceeds from exercise of options                                                           9,625                         -
Proceeds from bank and other loans                                                      8,470,000                11,173,175
Payments of bank and capital lease obligations                                         (6,604,707)               (7,349,728)
                                                                                  ----------------         -----------------
        Net cash provided by financing activities                                       1,953,871                 3,175,969
                                                                                  ----------------         -----------------
        Net decrease in cash                                                           (1,661,151)                 (730,492)

CASH, and cash equivalents at beginning of period                                       5,413,674                 4,561,293
                                                                                  ----------------         -----------------
CASH, and cash equivalents at end of period                                      $      3,752,523        $        3,830,801
                                                                                  ----------------         -----------------
                                                                                  ----------------         -----------------

  The accompanying notes are an integral part of these consolidated statements.

                                Gilman + Ciocia, Inc. and Subsidiaries
                                Consolidated Statements Of Cash Flows-Continued For the Six Months Ended December 31,

                                                                                       2001                      2000
                                                                                  ----------------         ----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:

         Interest                                                                 $     1,130,669         $         529,780
         Income taxes                                                                     146,165                    73,569

Noncash transactions:

         Re-issuance of treasury stock at fair value                                      119,831                        -
         Issuance of common stock as consideration
            in business combination                                                       936,464                 2,013,382
         Capital leases                                                                   325,795                        -
         Issuance of common stock upon loan obligation                                    300,000                        -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

         Details of business combinations:
         Fair value of assets acquired                                             $    1,456,750          $      2,317,326
         Less: Liabilities assumed                                                       (306,927)                        -
         Less: Stock issued                                                              (933,573)               (2,013,382)
                                                                                  ----------------        ------------------
         Cash paid for acquisitions                                               $       216,250          $        303,944
                                                                                  ----------------        ------------------
                                                                                  ----------------        ------------------

  The accompanying notes are an integral part of these consolidated statements.

                              Gilman + Ciocia, Inc. and Subsidiaries
                              Consolidated Statements of Stockholders' Equity For the three months ended December 31, 2001

                                                                                                          Note
                                                                                                          Receivable  Total
                                Common Stock         Paid-In       Retained        Treasury Stock         For Shares  Stockholders'
                                Shares     Amount    Capital       Earnings        Shares    Amount       Sold        Equity
                                -------------------------------------------------------------------------------------------------

Balance at July 1, 2001         8,654,829  $86,548   $27,711,953   $ 1,911,027     337,519    $(1,329,095) $ (105,000) $28,275,433

Re-issuance of treasury stock
to employee stock purchase plan                           54,534                   (54,368)       119,831                  174,365

Issuance of common stock on
exercise of stock options             3,500     35         9,590                                                             9,625

Issuance of common stock
upon business combinations          289,119  2,891       933,573                                                           936,464

Issuance of common stock
under loan obligation               100,000  1,000       299,000                                                           300,000

Rescindent of
acquisition                         (41,176)  (412)     (120,235)                                                         (120,647)

Shares from employee
stock purchase plan
returned to treasury                                                                22,701       (72,476)                  (72,476)

Net loss                                                           (3,708,232)                                          (3,708,232)
                                ---------------------------------------------------------------------------------------------------
Total comprehensive income                                         (3,708,232)                                          (3,708,232)
                                ---------------------------------------------------------------------------------------------------
Balance at December 31, 2001      9,006,272 $90,062   $28,888,415 $(1,797,205)    305,852    $ (1,281,740)  $(105,000) $25,794,532
                                ---------------------------------------------------------------------------------------------------
                                ---------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.

                           Gilman + Ciocia, Inc. and Subsidiaries
                           --------------------------------------
                           Notes to Consolidated Financial Statements
                          -------------------------------------------
                                     Unaudited
                                     ---------

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

2.  SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES

The Consolidated Balance Sheet as of December 31, 2001, the Consolidated Statements of Operations for the three months and six months ended December 31, 2001 and 2000, and the Consolidated Statements of Cash Flows for the six months ended December 31, 2001 and 2000 have been prepared by the Company. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows at December 31, 2001 and for all periods presented.

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

3. NEW ACCOUNTING PRONOUNCEMENT

During the third quarter of 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." These new standards clarify and supersede existing guidance for the reporting and accounting for asset impairments and asset retirements.

4. CONTINGENCIES

On August 21, 1998, Mercedes Benz Credit Corporation, Allianz Insurance Company, and Allianz Underwriters, Inc. filed a complaint against the Company in New York Supreme Court, Nassau County. The complaint sought indemnification in the amount of up to approximately $3.5 million from Gilman + Ciocia, Inc. The allegations in the complaint were based upon a $1.7 million payment made by the plaintiffs in a settlement reached on October 3, 1996 with the estate of Thomas Gilman in a wrongful death action, upon an additional approximately $1.8 million payment made to the estate in the settlement for which plaintiffs ultimately may be held liable. Gilman + Ciocia, Inc. served its answer on September 18, 1998 asserting numerous defenses, which it believed, are meritorious. On January 29, 1999, the plaintiffs filed a motion for summary judgment and on February 19, 1999, the court granted the Company's cross motion for summary judgment. However, the plaintiffs have appealed the lower court's decision. In October 2001, the lawsuit was settled by the Company for $140,000. The $140,000 was paid in full on December 27, 2001 and the lawsuit was discontinued.

The Company is also engaged in other lawsuits in the ordinary course of business that it believes will not have a material effect on its financial position.

5. DEBT

                  Gilman + Ciocia, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements
                               Unaudited

5. DEBT

On November 1, 2000 ("effective date"), the Company closed an $11,000,000 financing to replace its Merrill Lynch credit facility. The new financing consists of a $5,000,000 debt financing ("debt facility") with Travelers Insurance Company and a $6,000,000 senior credit facility ("senior credit facility") with European American Bank ("EAB"). The interest rate on the senior credit facility is either LIBOR plus 275 basis points or Prime plus .75%. The term of the senior credit facility is twelve months and requires a 30-day clean-up period on the loan prior to its maturity on October 30, 2001. The Company had received an extension on repayment terms until the replacement senior credit facility with First Union National Bank was finalized on December 27, 2001. The interest rate on the debt facility will range from Prime plus or minus 2.25% and has a term of five years. The outstanding principal and interest balance at December 31, 2001 under the debt facility and senior credit facility was $5,064,760 and $0, respectively.

As part of the debt facility financing with Travelers Insurance Company, the Company issued warrants to purchase 725,000 shares of the Company's common stock. Of this amount, 425,000 warrants were issued to purchase at $4.23 per share, representing the average closing price for 20 days before the effective date. The 425,000 warrants are exercisable between November 1, 2000 and May 2, 2003. An additional 300,000 warrants to purchase shares of the Company's common stock were awarded based on a factor of the 20-day average trading price on the first anniversary of the shares ($2.23), and have a term of thirty months from the date of grant. The value as determined by an external appraisal of these warrants at the date issue, was set at $800,000. The warrant valuation was treated as a debt discount and amortized over the five-year term of the debt facility under the interest rate method. The amortization for the three months and six months ended December 31, 2001 was $62,642 and $128,563, respectively. As a condition of closing the First Union National Bank loan referred to below, Travelers deferred the timing of the repayments of principal payments for a period of one year. The loan initially was to begin monthly principal payments in November of 2002. The new repayment schedule defers principal payments until November of 2003, at a new monthly amount of $197,917. Additionally, the Company will issue an additional 300,000 warrants to purchase shares of the Company stock with a purchase price of $2.23 and will expire on October 31, 2005.

On October 30, 2001, the Company received a $1,000,000 note from a private investor. This note has a one-year term, maturing on October 30, 2002. This note does not bear interest. The Company issued the lender 100,000 shares of restricted stock valued at $3.00 per share, or $300,000 and is being amortized over twelve months. The amortization for the three months ended December 31, 2001 was $50,000.

On December 27, 2001, the Company closed a $7,000,000 financing to replace its European American Bank senior credit facility. The new financing consists of a $5,000,000 a term loan ("term loan") and a $2,000,000 revolving letter of credit ("revolving credit loan") with First Union National Bank ("FUNB"). The interest rate on the term loan and the revolving credit loan is LIBOR plus 2.75%. The term loan is being amortized over five years and the revolving credit loan has a term of two years. At December 31, 2001, the term loan and revolving credit loan had an outstanding principal balance of $7,000,000 and interest of $4,557.

6. GOODWILL AND INTANGIBLE ASSETS

The Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142") - Goodwill and Other Intangible Assets, on July 1, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment. All other intangibles with a finite useful life continue to be amortized over their remaining useful life. Upon initial application of this statement, management reassessed the fair value of its reporting units, intangible assets and goodwill and determined that the fair values exceed the carrying values and that the remaining amortization period of its intangibles represents the remaining useful life. The Company intends to complete a comprehensive impairment test of its reporting segments together with an independent valuation firm by the end of the fiscal year. An analysis has not yet been done on the impairment of goodwill. The Company does not anticipate any material adjustments as a result of this analysis.

Goodwill  and intangible assets consist of the following classes as of:

                                                          December 31, 2001
                                ------------------------------------------------

                                                                                           Weighted average
                                                    Accumulated                            amortization
                                  Carrying Costs    Amortization         Net               period- in years
Customer Lists                     $  14,923,365     $  2,836,356     $12,087,009                  9.27
Broker-Dealer Registration               200,000           29,480         170,520                    20
Non-Compete Contracts                  1,090,000          506,273         583,727                  4.67
House Accounts                           900,000          271,970         628,030                  12.5
Administrative Infrastructure            700,000          286,590         413,410                     7
Independent Contractor Agreements      5,700,000          836,872       4,863,128                    20
Goodwill                               6,333,980          835,372       5,498,608
                                   -----------------------------------------------
                                   $  29,847,345     $  5,602,913     $24,244,432
                                   -----------------------------------------------
                                   -----------------------------------------------

                                                               June 30, 2001
                                   --------------------------------------------------------------------
Customer Lists                     $  14,584,980     $  2,491,739     $12,093,241                  9.26
Broker-Dealer Registration               200,000           24,493         175,507                    20
Non-Compete Contracts                  1,090,000          382,327         707,673                   5.5
House Accounts                           900,000          226,970         673,030                  12.5
Administrative Infrastructure            700,000          236,603         463,397                     7
Independent Contractor Agreements      5,700,000          694,246       5,005,754                    20
Goodwill                               6,333,980          835,372       5,498,608
                                   ----------------------------------------------
                                   $  29,508,960     $  4,891,750     $24,617,210
                                   ----------------------------------------------
                                   ----------------------------------------------

Amortization expense for intangible assets (other than goodwill) will continue to be amortized on a straight-line basis over periods ranging from five to twenty years and for the three months and six months ended December 31, 2001 was $383,626 and $711,163, respectively. The annual amortization expense for the next five fiscal years, assuming no further acquisitions or dispositions, will be:

                        2002                1,469,883
                        2003                1,412,886
                        2004                1,383,138
                        2005                1,310,950
                        2006                1,232,019

The Company has three reportable segments with goodwill (see note 7 segment reporting). The carrying amounts of goodwill at December 31, 2001 and June 30, 2001, are as follows:

                                            Company Tax                Broker Dealer
                                            Offices                    Operations                e1040.com

Balance as of December 31 and
June 30, 2001                               $        -                 $ 5,264,858               $   233,750

The table below illustrates the Company's reported results after applying SFAS No. 142 to the Company's three and six months ended December 31, 2001 and 2000.

                                                  For the three months ended December 31     For the six months ended December 31,

                                                      2001            2000                       2001                 2000
                                                  -------------   --------------             --------------      --------------
        Goodwill amortization                     $          -    $     (82,807)             $            -      $    (165,614)
                                                  -------------   --------------             --------------      --------------
                                                  -------------   --------------             --------------      --------------
        Reported net loss                         $ (1,957,401)   $    (927,251)             $  (3,708,232)      $  (2,336,917)
        Add back: Goodwill amortization                      -           82,807                          -             165,614
                                                  -------------   --------------             --------------      --------------
        Adjusted net loss                         $ (1,957,401)   $    (844,444)             $  (3,708,232)      $  (2,171,303)
                                                  -------------   --------------             --------------      --------------
                                                  -------------   --------------             --------------      --------------

        Basic and diluted earnings per share:
        Reported net loss                         $      (0.23)   $       (0.12)             $       (0.44)      $      (0.30)
        Add back: Goodwill amortization                      -             0.01                          -               0.02
                                                  -------------   --------------             --------------      --------------
        Adjusted net loss                         $      (0.23)   $       (0.11)             $       (0.44)      $      (0.28)
                                                  -------------   --------------             --------------      --------------
                                                  -------------   --------------

7. SEGMENTS OF BUSINESS

The Company's reportable segments are strategic business units that offer different products and services or are managed separately and have unique and distinctly different business models. The Company has three reportable segments including Company Tax Preparation and Financial Planning Offices, Broker Dealer Operations and e1040.com.

Company Tax Preparation and Financial Planning Offices provide integrated tax and financial services through Company managed offices. Included in this segment was Progressive Mailing Services, the Company's in-house direct mail provider. In September 2001, the Company sold the mailing services division to focus on its core businesses, net proceeds of $347,000 were received in October 2001 and a gain of $186,718 was recorded in the three months ended September 30, 2001.

The Company's Broker/Dealer Operations represent the financial planning and securities business that clears through either PCS or North Ridge. All Company employed Registered Representatives are licensed with either one of these broker/dealers.

e1040.com is an online tax preparation service that provides tax customers tax return preparation under a fully automated option or with live tax preparer assistance.

The accounting policies of the segments are the same as those described in the summary of accounting policies. The Company evaluates performance based on operating earnings of the respective business segments.

The following table sets forth information covering the Company's operations by reportable segment as of and for the quarters ended December 31, 2001 and 2000 and for the six months ended December 31, 2001 and 2000:

SEGMENT REPORTING:
------------------

                                                         Quarter Ended December 31,                Six Months Ended December 31,
                 Revenues:                                  2001                 2000                   2001              2000
                 -------------------                     --------------       --------------      ---------------    --------------
                 Company Tax Offices
                 Tax Preparation Business and
                    Third Party Direct Mail Services   $    1,342,477         $  1,719,490        $   3,008,732     $  3,284,107
                 Financial Planning Business                9,866,615            9,064,416           20,018,228       18,418,859
                                                        -------------         ------------        -------------     ------------
                 Total Company Tax Offices                 11,209,092           10,783,906           23,026,960       21,702,966
                 Broker Dealer Operations                  17,011,368           16,950,608           35,435,791       36,183,156
                 e1040.com                                      2,148               18,402               23,972           65,309
                 Intercompany revenue                      (9,631,845)          (8,153,624)         (18,873,570)     (17,020,986)
                                                        --------------        -------------       --------------    -------------
                                     Total revenue       $ 18,590,762         $ 19,599,292        $  39,613,152     $ 40,930,445
                                                        --------------        -------------       --------------    -------------
                 Income (loss) from operations:
                 ------------------------------
                 Company Tax Offices                    $ (3,329,039)         $ (2,051,025)       $ (7,181,565)     $ (3,916,121)
                 Broker Dealer Operations                   (329,617)              326,645             394,758           319,600
                 e1040.com                                  (233,914)             (241,581)           (567,918)         (364,497)
                                                        --------------        --------------     --------------    --------------
                    Total income (loss) from operations $ (3,892,570)         $ (1,965,961)       $ (7,354,725)     $ (3,961,018)
                                                        --------------        --------------     --------------    --------------
                 Interest expense:
                 -----------------
                 Company Tax Offices                    $   (341,818)         $   (209,501)       $   (653,404)     $   (363,482)
                 Broker Dealer Operations                   (165,766)             (125,126)           (317,189)         (221,762)
                 e1040.com                                    (4,844)               (4,202)             (9,265)           (7,291)
                                                        --------------        --------------     --------------     -------------
                   Total interest expense               $   (512,428)         $   (338,829)       $   (979,858)     $   (592,535)
                                                        --------------        --------------     --------------     -------------
                 Interest income:
                 -----------------
                 Company Tax Offices                    $     22,456          $      2,987        $     41,465      $      4,064
                 Broker Dealer Operations                     65,827                54,724             117,510           108,990
                 e1040.com                                         -                     -                   -                 -
                                                        --------------        --------------      -------------     ------------
                   Total interest income                $     88,283          $     57,711        $    158,975      $    113,054
                                                        --------------        --------------      -------------     ------------
                 Other income (expenses):
                 ------------------------
                 Company Tax Offices                    $     23,583          $     16,406        $     75,321      $     40,353
                 Broker Dealer Operations                         (4)               74,254                 (4)            64,953
                 e1040.com                                         -                    23                 324                23
                                                        --------------        --------------      -------------     ------------
                    Total other income (expenses)       $     23,579          $     90,683        $     75,641      $    105,328
                                                        --------------        --------------      -------------     ------------
                 Income (loss) before taxes:
                 ----------------------------
                 Company Tax Offices                    $ (3,624,818)         $ (2,241,133)       $ (7,718,306)     $ (4,235,186)
                 Broker Dealer Operations                   (429,560)              330,498             195,194           271,781
                 e1040.com                                  (238,758)             (245,760)           (576,855)         (371,765)
                                                        --------------        --------------      -------------     -------------
                    Total income (loss) before taxes    $ (4,293,136)         $ (2,156,396)       $ (8,099,967)     $ (4,335,170)
                                                        --------------        --------------      -------------     -------------

                 Depreciation and amortization:
                 ------------------------------
                 Company Tax Offices                    $    540,779          $    427,400        $  1,038,475      $    845,650
                 Broker Dealer Operations                    223,402               268,058             442,058           532,897
                 e1040.com                                    86,412                48,817             172,826            90,138
                                                        --------------        ---------------     ------------      ------------
                    Total depreciation and amortization $    850,593          $    744,275        $  1,653,359      $  1,468,685
                                                        --------------        ---------------     ------------      ------------
                 Identifiable assets:
                 ---------------------
                 Company Tax Offices                    $ 48,514,615          $ 40,215,571        $ 48,514,615      $ 40,215,571
                 Broker Dealer Operations                 21,420,549            22,205,824          21,420,549        22,205,824
                 e1040.com                                   687,520               814,477             687,520           814,477
                 Intercompany elimination                (19,907,319)          (16,162,207)        (19,907,319)      (16,162,207)
                                                        --------------        ---------------     -------------     -------------
                    Total identifiable assets           $ 50,715,365          $ 47,073,666        $ 50,715,365      $ 47,073,666
                                                        --------------        ---------------     -------------     -------------
                 Capital expenditures:
                 ---------------------
                 Company Tax Offices                    $      6,575          $    183,358        $    198,103      $    313,708
                 Broker Dealer Operations                    160,121                66,929             259,982            95,603
                 e1040.com                                         -               129,166                   -           184,843
                                                        --------------        ---------------     ------------      -------------
                     Total capital expenditures         $    166,696          $    379,453        $    458,085      $    594,154

                                                       --------------        ----------------     ------------      -------------

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

For the three months and six months ended December 31, 2001 and 2000, compared.

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

           During the first half of Fiscal 2002, approximately 7% of the Company's revenues were earned from tax preparation services and 92% were earned from all financial planning and related services and 1% were earned from e1040.com and direct mail services.

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

Results of Operations

         The Company's revenues for the three months ended December 31, 2001 were $18,590,762 compared to $19,599,292 for the three months ended December 31, 2000, a decrease of $1,008,530 or 5%. Revenues for the six months ended December 31, 2001 were $39,613,152 compared to $40,930,445 for the six months ended December 31, 2000, an decrease of $1,317,293 or 3%. The decrease was attributable to a 3% reduction in the Company's financial planning business during the three and six month periods ended December 31, 2001 of $615,293 and $1,000,580, respectively. This decrease is the result of the current recessionary market conditions and the impact to the financial services industry from the September 11th attacks. Adding to the total decrease was a reduction in third party direct mail business of $344,371 for the three months ended December 31, 2001 and $466,330 for the six months ended December 31, 2001 and from the sale of the Progressive Mailing division in September of Fiscal 2002. A decrease in e1040.com of $16,254 and $41,337 for the three and six months ended December 31, 2001, respectively, and a decrease of $32,642 in tax preparation fees for the three months ended December 31, 2001 added to the overall decrease. Offsetting the six month ended December 31, 2001 overall reduction was a $190,954 increase in tax preparation services from the inclusion of the nine acquisitions made in Fiscal 2001 and one in Fiscal 2002.

        The Company's total revenues for the three months ended December 31, 2001 consisted of $1,342,477 for tax preparation/accounting services, $17,246,137 for financial planning services and $2,148 for e1040.com. For the six months ended December 31, 2001 total revenues consisted of $2,855,096 for
tax   preparation/accounting   services,   $36,580,449 for  financial  planning
services, $23,972 for e1040.com and $153,635 for third party direct mail services. Tax preparation services represented 7% of the Company's total revenues for the quarter and six month period ending December 31, 2001. Financial planning services represented 93% of the Company's total revenues for the three months and 92% for the six month ended December 31, 2001. The Company's total revenues for the three months ended December 31, 2000 consisted of $1,375,119 for tax preparation/accounting services and $17,861,400 for financial planning services, $18,402 for e1040.com and $344,371 for third party direct mail services. For the six months ended December 31, 2000 total revenues consisted of $2,664,142 for tax preparation/accounting services and $37,581,029 for financial planning services, $65,309 for e1040.com and $619,695 for third party direct mail services. Tax preparation services represented 7% and financial planning services represented 92% of the Company's total revenues for the quarter and six month period ending December 31, 2000. Third party direct mail services represented 1% and 2% of the Company's total revenues for the three and six months ended December 31, 2000, respectively.

         The Company's operating expenses for the three months ended December 31, 2001 were $22,483,332 or 121% of revenues, an increase of $918,079 or 4%, compared to $21,565,253 or 110% of revenues for the three months ended December 31, 2000. For the six months ended December 31, 2001, operating expenses were $46,677,032 or 117% of revenues, an increase of $1,785,569 or 4%, compared to $44,891,463, or 110% of revenues for the six months ended December 31, 2000. The increase in operating expenses is the result of changes to the following areas:

         Salaries and Commissions increased $280,105 in the three months ended December 31, 2001 to $16,838,036, from $16,557,931 in the three months ended December 31, 2000. For the six months ended December 31, 2001 the increase was $522,716, or 1%, to $35,733,703 from $35,210,987 in the six months ended
December 31, 2000. The overall increase is attributed to additional salary of $255,646 from the acquisitions made in the second half of Fiscal 2001 and the first quarter of Fiscal 2002 and $615,866 from adding a new telemarketing center. Offsetting this increase was a reduction to commissions expense associated with the reduction in financial planning fees.

         General and Administrative expenses increased $371,509 or 17% in the three months ended December 31, 2001 to $2,597,050 from $2,225,541 in the three months ended December 31, 2000. For the six months ended December 31, 2001 the increase was $898,006, or 21%, to $5,190,874 from $4,292,868 in the six months ended December 31, 2000. Of the total six month increase, $222,327 or 25% was attributed to acquisitions made in Fiscal 2001 and the first quarter of Fiscal 2002, $103,804 or 12% was attributed to additional communication costs from web enabling more of the Company's offices, $87,924 or 10% was attributed to the new telemarketing center and $235,000 or 26% was attributed to an increase in reserves.

         Rent increased $310,575 or 25% in the three months ended December 31, 2001 to $1,538,028, from $1,227,770 in the three months ended December 31, 2000. For the six months ended December 31, 2001 the increase was $544,626, or 23%, to $2,940,966 from $2,396,340 in the six months ended December 31, 2000. Of the total six month increase, $96,073 or 18% was attributed to acquisitions made in Fiscal 2001 and the first quarter of Fiscal 2002, $12,437 or 2% from the addition of the new telemarketing center, and the remaining increase resulted from early lease termination payments from merging approximately twenty offices, rental rate adjustments and additional office space taken by several existing offices.

         Advertising decreased $157,796 or 43% in the three months ended December 31, 2001 to $205,703 from $363,499 in the three months ended December 31, 2000. For the six months ended December 31, 2001 the decrease was $122,954, or 18%, to $548,687 from $671,641 in the six months ended December 31, 2000. The overall decrease is primarily attributed to lower affiliated marketing costs by the Company's internet company, e1040.com, and lower printing costs from refocusing the Company's marketing campaigns by the Company's financial planners. These decreases are offset by increased costs associated with the Company's telemarketing center identified above.

         Depreciation and Amortization increased $106,318 or 14% in the three months ended December 31, 2001 to $850,593, from $744,275 in the three months ended December 31, 2000. For the six months ended December 31, 2001 the increase was $184,674, or 13%, to $1,653,359 from $1,468,685 in the six months ended
December 31, 2000. The adoption of SFAS 142 during the reported period, which suspends amortization of goodwill, helped to reduce amortization by $87,807 and $165,614 for the three and six months ending December 31, 2001, respectively. The overall increase in depreciation and amortization is from a larger depreciable fixed asset base in Fiscal 2002 over Fiscal 2001.

         The Company's loss from operations for the three months ending December 31, 2001 was $3,892,570 as compared to a loss of $1,965,961 for the three months ended December 31, 2000, an increase loss of $1,926,609 or 98%. For the six months ended December 31, 2001 the increased loss was $3,393,707, or 86%, to $7,354,725 from $3,961,018 in the six months ended December 31, 2000. Of this increase, $299,753 or 9% was attributed to acquisitions made in Fiscal 2001 and the first quarter of Fiscal 2002, $487,021 or 14% was from adding the Company's telemarketing center, $896,269 or 26% from e1040.com and $206,501 or 6% from Progressive Mailing, the Company's division sold in September 2001.

         The Company's loss before income tax benefit for the three months ended December 31, 2001 was $4,293,136 compared to $2,156,396 for the three months ended December 31, 2000, an increase loss of $2,136,740 or 99%. For the six months ended December 31, 2001 the increase loss was $3,764,797, or 81%, to $8,099,967 from $4,335,170 in the six months ended December 31, 2000. This six month increase loss was attributed to the operating losses highlighted above and an increase in interest expense of $387,323 or 65% in the six months ended December 31, 2001 to $979,858, from $592,535 in the six months ended December 31, 2000. The increased interest expense is the result of a higher debt level in Fiscal 2001 over Fiscal 2000 as well as from the $131,844 amortization of the debt discount relating to the Traveler's warrants. Offsetting the increase expense was an increase in other income for the six months ended December 31, 2001 of $52,819 to $165,873, from $113,054 in the six months ended December 31, 2000. The increase in other income is primarily the result of a $31,297 gain in the disposal of a building owned by the Company, a $186,718 gain on the sale of the Company's Progressive Mailing division, offset by a loss of $176,984 on the rescission of an acquisition contract.

         The Company's loss after income tax benefit for the three months ended December 31, 2001 was $1,957,401 compared to $927,251 for the three months ended December 31, 2000. For the six months ended December 31, 2001 the increase loss was $1,371,315, or 59%, to $3,708,232 from $2,336,917 in the six months ended
December 31, 2000. This increased loss was attributed to the operating losses analyzed above but offset by an increase in the Company's effective tax rate to 46% for the six months ended December 31, 2001 compared to a 46% for the six months ended December 31, 2000, which increased the Company's income tax benefit in the current period. The Company's effective tax rate differs from the statutory rate because of the amortization of other intangible assets not being deductible for income tax purposes, as well as the inclusion of state income taxes and benefits.

Liquidity and Capital Resources

         The Companys revenues have been partly seasonal and are expected to continue to be somewhat seasonal. As a result, the Company must generate sufficient cash during the tax season, in addition to its available bank credit, to fund any operating cash flow deficits in the first half of the following Fiscal year. Operations during the non-tax season are primarily focused on financial planning services along with some on going accounting and corporate tax revenue. Since its inception, the Company has utilized funds from operations, proceeds from its initial public offering and bank borrowings to support operations, finance working capital requirements and complete acquisitions. The Company believes that the resources available will be sufficient to finance its operations.

         The Companys cash flows used in operating activities totaled $4,212,463 and $2,586,431 for the six months ended December 31, 2001 and 2000, respectively. The increase of $1,626,032 in cash used is due primarily to an increase in net loss of $1,371,315 to $3,708,232 in December 31, 2001 from $2,336,917 in December 31, 2000, an increase in income tax receivable of $640,974, a gain recognized in the sale of Progressive Mailing of $186,718, a gain on sale of building of $31,297, an increase in deferred tax benefit of $2,393,482 and a decrease in accounts payable and accrued expenses of $1,448,290. These increases in cash flow used in operating activities were offset by an increase in the amortization of debt discount of $103 766, an increase in depreciation and amortization expense of $80,908, a loss on the rescission of an acquisition contract of $176,984, a decrease in other assets of $719,950, and a decrease in accounts receivable of $3,128,863.

         Net cash provided by (used in) investing activities totaled $597,441 and ($1,320,030) for the six months ended December 31, 2001 and 2000, respectively. The increase of $1,917,471 is primarily attributed to proceeds received on sale of building of $106,370, proceeds received on sale of Progressive Mailing services of $347,000, proceeds received on asset purchase agreement of $342,580, an increase in loan repayments from officers, stockholders and employees of $929,913, a decrease in capital expenditures of $136,069 and a decrease in cash payments for acquisitions of $87,694.

         Net cash provided by financing activities totaled $1,953,871 and $3,175,969 for the six months ended December 31, 2001 and 2000, respectively. The decrease in cash provided by financing activities of $1,222,098 is attributed to a decrease in proceeds from bank and other loans of $2,703,175 offset by a decrease in payouts of banks and capital ease obligations of $745,021, a decrease in acquisition of treasury stock of $576,027 and an increase in the proceeds from the re-issuance of treasury stock of $150,404.

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

         The EAB senior credit facility totals $6,000,000 and is structured as a line of credit for a term that expires on October 30, 2001. However, the Company had received an extension until the replacement facility was finalized on December 27, 2001. The interest rate on the facility is a fixed rate of interest equal to the reserve adjusted LIBOR plus a margin of 275 basis points for periods of 30, 60 or 90 days. The effective interest rate for Fiscal 2001 was 8.47%. The facility is secured by a pledge of all business assets of the Company and guarantees by the four principal officers. The outstanding principal and interest due as of December 31, 2001 was $0.

        On October 30, 2001, the Company received a $1,000,000 note from a private investor. This note has a one-year term, maturing on October 30, 2002. This note does not bear interest. The Company issued the lender 100,000 shares of restricted stock valued at $3.00 per share, or $300,000 and is being amortized over twelve months. The amortization for the three months ended December 31, 2001 was $50,000.

     On December 27, 2001, the Company closed a $7,000,000 financing to replace its European American Bank senior credit facility. The new financing consists of a $5,000,000 a term loan ("term loan") and a $2,000,000 revolving letter of credit ("revolving credit loan") with First Union National Bank ("FUNB"). The interest rate on the term loan and the revolving credit loan is LIBOR plus 2.75%. The term loan is being amortized over five years and the revolving credit loan has a term of two years. At December 31, 2001, the term loan and revolving credit loan had an outstanding principal balance of $7,000,000 and interest of $4,557.

         The Travelers loan is in the amount of $5,000,000 and has a term of five years. In the first two years, the only debt service required is interest in arrears on the first and second anniversary dates. Beginning in November 2002, the loan begins the repayment of principal in the amount of $138,889 per month, beginning on the last day of each month until repaid in full. The interest due during the amortization period will be calculated on the average loan balance outstanding and will continue to be paid in arrears on the anniversary date of the loan. The interest rate on this loan will range from Prime minus 2.25% to Prime plus

2.25%. At December 31, 2001, the first interest payment carried an interest rate of 11.75%. The Travelers facility is secured by all assets of the Company and guaranteed by three principal officers of the Company. As of December 31, 2001, the total principal and interest due was $5,000,000 and $64,760, respectively.

        The Company is actively seeking to reorganize its long-term debt structure through additional equity and/or debt financing.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Market Risk and Sensitivity Analysis

         There have been no material changes in market risk from those reported at June 30, 2001.

                            PART II-OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS.

         On August 21, 1998, Mercedes-Benz Credit Corporation, Allianz Insurance Company, and Allianz Underwriters, Inc. filed a complaint against the Company in New York Supreme Court, Nassau County. The complaint sought indemnification in the amount of up to approximately $3.5 million from Gilman + Ciocia, Inc. The allegations in the complaint were based upon a $1.7 million payment made by the complainants in a settlement reached on October 3, 1996 with the estate
of  Thomas  Gilman  in  a  wrongful   death  action,   plus  an  additional
approximately $1.8 million payment made to the estate in the settlement for which complainants ultimately may be held liable (for payments made by another insurance company). In October 2000, in an action in New York Supreme Court Nassau County to determine the liability allocation between the two insurance company's that settled with the estate, the other insurance company was ordered to pay the complainants $857,000. In January 2001, the legal action against the Company was dismissed on the Company's motion for summary judgment based on the court's determination that the indemnification of an insurance company in this situation would be against the public policy of New York State. The complainant insurance company in the action against the Company filed a notice of appeal from the dismissal.
In October 2001, the lawsuit was settled by the Company for $140,000. The $140,000 was paid in full on December 27, 2001 and the lawsuit has been discontinued.

Item 5.        OTHER INFORMATION.


         Seth A. Akabas is a partner in the law firm of Akabas & Cohen and also a director of the Company. Akabas & Cohen billed the Company $217,325 in Fiscal 2001 for legal services. Akabas & Cohen continues to provide legal services in Fiscal 2002.

          The Board of Directors of the Company determined after due investigation that Seth A. Akabas qualifies as an independent director under NASDAQ Marketplace Rule 4200(a)(14). The firm in which he is a partner, Akabas & Cohen, received payment of $104,007 for fees in Fiscal 2001. Under NASDAQ Marketplace Rule 4200(a)(14)(D) a director who is a partner in, or a controlling shareholder or an executive officer of, any for-profit business organization to which the Company made payments of less than 5% of the Companys or business organizations consolidated gross revenues for a year, or $200,000, whichever is more, in any of the past three years is defined as an independent director. The Board of Directors further determined that even if Mr. Akabas were unable to qualify under said Rule, he is able to fulfill, and qualifies for the role of independent director with regard to the Company even in view of his relationship to the law firm that performs services for, and is paid by, the Company. Pursuant to NASDAQ Marketplace Rule 4350(d)(2)(B), the Board of Directors has determined that his membership on the Audit Committee is required by the best interests of the Company and its shareholders, and on December 14, 2001 the Board of Directors acting by written unanimous consent, adopted a resolution so stating.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

                  3.1 Registrants Articles of Incorporation, as amended, incorporated by reference to the like numbered exhibit in the Registrants Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY.

                  3.2 Registrants Amended Articles of Incorporation, incorporated by reference to Exhibit A in the Registrants Proxy Statement on Form14-A under the Securities Exchange Act of 1934, as amended, filed for the annual meeting held on June 22, 1999.

                  3.3 Registrants By-Laws, incorporated by reference to the like numbered exhibit in the Registrants Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY.

                  10.1 1993 Joint Incentive and Non-Qualified Stock Option Plan of the Registrant, incorporated by reference to the like numbered exhibit in the Registrants Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY.

                  10.2 1999 Joint Incentive and Non-Qualified Stock Option Plan of the Registrant, incorporated by reference to Exhibit B in the Registrants Proxy Statement on Form 14-A under the Securities Exchange Act of 1934, as amended, filed for the annual meeting held on June 22, 1999.

                  10.3 2000 Employee Stock Purchase Plan of the Registrant, incorporated by reference to Exhibit B in the Registrants Proxy Statement on Form14-A under the Securities Exchange Act of 1934, as amended, filed for the annual meeting held on May 5, 2000.

                  10.4 2001 Employee Stock Purchase Plan of the Registrant, incorporated by reference to Exhibit B in the Registrants Proxy Statement on Form14-A under the Securities Exchange Act of 1934, as amended, filed for the annual meeting held on December 14, 2001.

                  10.5 Stock Purchase Agreement dated November 19, 1998 among Registrant, North Shore Capital Management and North Ridge Securities Corp., incorporated by reference to Exhibit 1 on the Registrants Current Report on Form 8-K, dated November 19, 1998.

                  10.6 Non competition Agreement dated November 19, 1998 among Registrant, Daniel Levy, and Joseph Clinard, incorporated by reference to Exhibit 2 on the Registrants Current Report on Form 8-K, dated November 19, 1998.

                  10.7 Employment Agreement dated November 19, 1998 between Daniel Levy and North Shore Capital Management Corp. and North Ridge Securities Corp., incorporated by reference to Exhibit 3 on the Registrants Current Report on Form 8-K, dated November 19, 1998.

                  10.8 Stock Option Agreement dated November 19, 1998 between Registrant and Daniel Levy, incorporated by reference to Exhibit 4 on the Registrants Current Report on Form 8-K, dated November 19, 1998.

                  10.9 Consulting Agreement dated November 19, 1998 between Joseph Clinard and North Ridge Securities Corp., incorporated by reference to Exhibit 5 on the Registrants Current Report on Form 8-K, dated November 19, 1998.

                  10.10 Stock and Asset Purchase Agreement dated April 5, 1999 among Registrant, Prime Financial Services, Inc., Prime Capital Services, Inc., Asset & Financial Planning, Ltd., Michael Ryan and Ralph Porpora, incorporated by reference to Exhibit 1 on the Registrants Current Report on Form 8-K, dated
                           April 5, 1999.

                  10.11 Non competition Agreement dated April 5, 1999 among Registrant, Prime Financial Services, Inc., Michael Ryan and Ralph Porpora, incorporated by reference to
                           Exhibit 2 on the Registrants Current Report on Form 8-K, dated April 5, 1999.

                  10.12 Registration Rights Agreement dated April 5, 1999 among Registrant, Prime Financial Services, Inc., Michael Ryan and Ralph Porpora, incorporated by reference to Exhibit 3 on the Registrants Current Report on Form 8-K, dated April 5, 1999.

                  10.13 Limited Liability Company Interest Option Agreement dated April 5, 1999 between Registrant and Prime Financial Services, Inc., incorporated by reference to Exhibit 4 on the Registrants Current Report on Form 8-K, dated April 5, 1999.

                  10.14 Revolving Credit and Term Loan Agreement dated December 27, 2001, between Gilman + Ciocia, Inc., Prime and North Ridge, Thomas Povinelli, James Ciocia, and Michael Ryan and First Union National Bank.

                  10.15 Term Loan Note dated December 27, 2001 between First Union National Bank and Gilman + Ciocia, Inc.

                  10.16 Revolving Credit Note dated December 27, 2001 between First Union National Bank and Gilman + Ciocia, Inc.

                  10.17 Joint and Several Guaranty of Payment dated December 27, 2001 between Gilman + Ciocia, Inc. and First Union National Bank.

                  10.18 Subordination Agreement dated December 26, 2001 between The Travelers Insurance Company and First Union National Bank.

                  10.19 Amendment and Modification of Promissory Note dated December 26, 2001 between Gilman + Ciocia, Inc. and The Travelers Insurance Company.

                  10.20 Amendment and Modification of Loan Agreement dated December 26, 2001 between Gilman + Ciocia, Inc. and The Travelers Insurance Company.

                 (b) Reports on Form 8-K

                           None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   February 17, 2002

GILMAN + CIOCIA, INC.


By:       /s/ Thomas Povinelli
-------------------------------------
Thomas Povinelli
Chief Executive Officer and President




By:      /s/ David D. Puyear
-------------------------------------
David D. Puyear
Chief Financial Officer

EXHIBIT 10.14

        REVOLVING CREDIT AND TERM LOAN AGREEMENT dated as of December 27, 2001, by and among Gilman + Ciocia, Inc., a Delaware corporation (the "Borrower"), Prime and North Ridge (each as hereinafter defined), the Original Corporate Guarantors (hereinafter defined), and Thomas Povinelli ("TP"), James Ciocia ("JC") and Michael Ryan ("MR"; and together with TP and JC, the "Individual Guarantors"), and First Union National Bank, a national banking association (the "Bank").

                                 WITNESSETH:

         WHEREAS, the Borrower wishes to borrow $5,000,000.00 on a term loan basis and the Bank is willing to lend the same on the terms and conditions hereinafter set forth;

          WHEREAS, in addition to the said term loan, the Borrower wishes to have the capacity to borrow and cause the issuance of letters of credit on a revolving credit basis, and the Bank is willing to provide such credit in an aggregate principal amount outstanding at any time of up to $2,000,000, all on the terms and conditions hereinafter set forth;

          WHEREAS, to provide assurance for the repayment of the Loans (hereinafter defined) and all other obligations of the Borrower with respect thereto, the Borrower and certain Persons (hereinafter defined), including certain Guarantors (hereinafter defined), will provide the Collateral (hereinafter defined) and the Guarantors (hereinafter defined) will, among other things, provide to the Bank a Guaranty of Payment (hereinafter defined);

         WHEREAS, Prime and North Ridge are wholly-owned Subsidiaries (hereinafter defined) of the Borrower and will derive direct and substantial benefit from the credit extended to the Borrower pursuant to this Agreement; and

         WHEREAS, in addition to the foregoing, in order to induce the Bank to make the Loans and to issue the Letters of Credit (hereinafter defined), the Borrower, Prime, North Ridge and the Original Corporate Guarantors have agreed to make the representations, warranties and covenants hereinafter set forth, and to accept the other terms, conditions and provisions hereinafter set forth;

         NOW, THEREFORE, intending to be legally bound, all of the parties hereto agree as follows:

I.DEFINITIONS

         SECTION 1.01.              Definitions. As used herein, the following
                                    ----------
words and terms shall have the following meanings

          "Account Receivable" shall mean any and all rights of a Person to payment for goods sold or leased or for services rendered, including accounts, contract rights, general intangibles and any such rights evidenced by chattel paper, instruments or documents, whether due or to become due and whether or not it has been earned by performance, and whether now or hereafter acquired or arising in the future and any proceeds arising therefrom or relating thereto.

         " Actions" shall have the meaning set forth in Section 3.06.

         "Adjusted LIBO Rate" shall mean with respect to the Term Loan for any Interest Period, an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of 1 %) equal to (a) the LIBO Rate for such Interest Period multiplied by (b) the Statutory Reserve Rate.

         "Affiliate" shall mean, with respect to a specified Person, another Person that directly, or indirectly through one or more intermediaries, Controls or is Controlled by or is under common Control with the Person specified. " AFP" shall mean Asset & Financial Planning, Ltd., a New York corporation.

         "Applicable Margin" shall mean, for any day, with respect to any LMI Loan or Eurodollar Loan, as the case may be, the applicable rate per annum, set forth below under the caption "LMI Spread" and "Eurodollar Spread", as the case may be:

        LMI Spread                      Eurodollar Spread
        -----------                     ------------------
        2.75%                           2.75%

         "Assignments of Life Insurance" shall mean, collectively the Assignments of Life Insurance as Collateral of even date herewith and later (subject to Section 5.16) and made by the Borrower, with respect to the lives of each of the Individual Guarantors, in favor of the Bank.
"Auditor" shall have the meaning set forth in Section 5.03(a).

         " Availability Period" shall mean the period from and including the Effective Date to but excluding the earlier of the Revolver Maturity Date and the date of termination of the Commitment. "Bank" -see heading.

         "Board" shall mean the Board of Governors of the Federal Reserve System of the United States. "Borrower" -see heading.

         "Borrowing" shall mean Loans (or, in the case of the Term Loan, a Loan) of a particular Class of the same Type, made, converted or continued on the same date.

         "Borrowing Request" shall mean a request by the Borrower for a Borrowing in accordance with Section 2.03.

        "Broker/Dealers" shall mean Prime and North Ridge, and any future Subsidiary of the Borrower which is a broker or dealer of securities (for SEC, NASD or other similar securities industry regulatory purposes).

          "Business Day" shall mean any day that is not a Saturday, Sunday or other day on which commercial banks in New York City are authorized or required by law to remain closed; provided that, when used in connection with a Eurodollar Loan, the term "Business Day" shall also exclude any day on which banks are not open for dealings in Dollar deposits in the London interbank market.

          "Capitalized Lease Obligation" shall mean, with respect to any Person, the obligation of such Person to pay rent or other amounts under a lease of (or other agreement conveying the right to use) real and/or personal property, which obligation is, or in accordance with Generally Accepted Accounting Principles is required to be, classified and accounted for as a capital lease on a balance sheet of such Person; and for purposes of this Agreement the amount of such obligation shall be the capitalized amount thereof determined in accordance with such principles.

          "Change in Control" shall mean (i) in the case of the Borrower, if either JC or TP shall cease to be active in the Borrower's day-to-day operation and management, or (ii) in the case of Prime, if (x) MR shall cease to be active in Prime's day-to-day operation and management, or (y) if any Person other than the Borrower shall own any shares of any class of Prime's stock.

          "Change in Law" shall mean (a) the adoption of any law, rule or regulation after the date of this Agreement by any Governmental Authority, (b ) any change in any law, rule or regulation or in the interpretation or application thereof by any Governmental Authority after the date of this Agreement or (c) compliance by the Bank (or, for purposes of Section 2.13 (b), by any lending office of the Bank or by the Bank's holding company, if any) with any request, guideline or directive (whether or not having the force of law) of any Governmental Authority made or issued after the date of this Agreement.

          "Charges" shall have the meaning given to such term in Section 9.13.

          "Chief Financial Officer" shall mean the chief financial officer of the Borrower or the Corporate Guarantor in question (as applicable at the time in question). The Chief Financial Officer of the Borrower and each Corporate Guarantor, on the date hereof, is David Puyear.

          "Class", when used in reference to any Loan or Borrowing, refers to whether (i) such Loan, is a Revolving Credit Loan or the Term Loan, or (ii) whether such Borrowing consists of Borrowings derived from Revolving Credit Loans or is the Borrowing with respect to the Term Loan.

        "Closing Date" shall mean the date of the execution and delivery of this Agreement. "Code" shall mean the Internal Revenue Code of 1986, as heretofore and hereafter amended.

          "Collateral" shall mean, collectively, (i) all "Collateral" as defined in the Security Agreement, and (ii) all collateral of any kind pledged or assigned to the Bank under any of the other Collateral Documents.

          "Collateral Documents" shall mean, collectively, the Pledge Agreement, the Security Agreement, the Assignments of Life Insurance, and any UCC-l financing statements or other instruments, documents or agreements pursuant to which any Obligor or other Person grants any collateral to the Bank (including any Investor Subordination Agreement pursuant to which any note or other item is pledged to the Bank as collateral).

         "Commitment" shall mean the commitment of the Bank hereunder to make Revolving Credit Loans and to issue Letters of Credit up to a maximum Revolving Credit Exposure of$2,000,000.

         "Control" shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of a Person, whether through the ability to exercise voting power, by contract or otherwise. "Controlling" and "Controlled" have meanings correlative thereto. In any event, any Person who owns directly or indirectly 5% or more of the securities having ordinary voting power (for the election of directors or equivalent) of an Obligor will be deemed to "Control" such Obligor.

       "Corporate Guarantors" shall mean the Original Corporate Guarantors and, if applicable on any given day, each Subsidiary of the Borrower which has executed a Guaranty of Payment or a joinder (or other similar documents) with respect to the same in a form approved by the Bank on or prior to that day (or is required under Section 5.10 to execute a counterpart of a Guaranty of Payment or such a joinder on that date).

        "Current Portion of Long Term Debt" shall mean the scheduled principal payments on all Indebtedness (including Capitalized Lease Obligations) with an original maturity of greater than one year (scheduled or otherwise), for the four fiscal quarters following the end of any fiscal quarter.

        "Debt Service Coverage Ratio" shall mean the ratio of (1) EBITDA to (2)
(a) interest expense plus (b) Current Portion of Long Term Debt, calculated on a rolling four quarter basis.

          "Default Rate" shall mean (i) for a Eurodollar Loan, a rate per annum equal to the Adjusted LIBO Rate, plus the Applicable Margin, plus 3%; and (ii) for LMI Loans and any other amount owed hereunder (other than for a Eurodollar
Loan), a rate per annum equal to the LIBOR Market Index Rate, plus the Applicable Rate, plus 3%.

        "Dollars" or "$" refers to lawful money of the United States of America.

        "EBITDA" shall mean, Net Income (or Net Deficit) exclusive of extraordinary gains and of interest income, if any, plus (i) interest expense,
(ii) depreciation expense, (iii) amortization expense and (iv) income tax expense, all to the extent that (i), (ii), (iii) and (iv) have been deducted in calculating Net Income (or Net Deficit), for the period over which EBITDA is being calculated.

        "Effective Date" shall mean the date on which the conditions specified in Section 4.0l are satisfied (or waived in accordance with Section 9.02).

        "Environmental Laws" shall mean all laws, rules, regulations, codes, ordinances, orders, decrees, judgments, injunctions, notices or binding agreements issued, promulgated or entered into by any Governmental Authority, relating in any way to the environment, preservation or reclamation of natural resources, the management, release or threatened release of any Hazardous Materials or to health and safety matters.

       "Environmental Liability" shall mean any liability, contingent or otherwise (including any liability for damages, costs of environmental remediation, fmes, penalties or indemnities), of any Obligor or any Affiliate of any Obligor, directly or indirectly resulting from or based upon (a) violation of any Environmental Law, (b) the generation, use, handling, transportation, storage, treatment or disposal of any Hazardous Materials, (c) exposure to any Hazardous Materials, (d) the release or threatened release of any Hazardous Materials into the environment or (e) any contract, agreement or other consensual arrangement pursuant to which liability is assumed or imposed with respect to any of the foregoing.

        "ERlSA" shall mean the Employee Retirement Income Security Act of 1974, as the same has been and may hereafter be amended. "ERlSA Affiliate" shall mean any trade or business (whether or not incorporated) that, together with any Obligor, is treated as a single employer under Section 414(b) or (c) of the Code or, solely for purposes of Section 302 of ERISA and Section 412 of the Code, is treated as a single employer under Section 414 of the Code.

         "ERlSA Event" shall mean (a) any "reportable event", as defined in
Section 4043 of ERISA or the regulations issued thereunder with respect to a Plan (other than an event for which the 30-day notice period is waived); (b) the existence with respect to any Plan of an "accumulated funding deficiency" (as defined in Section 412 of the Code or Section 302 of ERISA), whether or not waived; (c) the filing pursuant to Section 412(d) of the Code or Section 303( d) of ERISA of an application for a waiver of the minimum funding standard with respect to any Plan; (d) the incurrence by any Obligor or any ERISA Affiliate of any liability under Title IV of ERISA with respect to the termination of any Plan; ( e) the receipt by any Obligor or any ERISA Affiliate from the PBGC or a plan administrator of any notice relating to an intention to terminate any Plan or Plans or to appoint a trustee to administer any Plan; (f) the incurrence by any Obligor or any ERISA Affiliate of any liability with respect to the withdrawal or partial withdrawal from any Plan or Multiemployer Plan; or (g) the receipt by any Obligor or any ERISA Affiliate of any notice, or the receipt by any Multiemployer Plan from any Obligor or any ERISA Affiliate of any notice, concerning the imposition of Withdrawal Liability or a determination that a Multiemployer Plan is, or is expected to be, insolvent or in reorganization, within the meaning of Title IV of ERISA.

         "Eurodollar", when used in reference to a Loan or Borrowing, refers to the Term Loan or a Borrowing with respect thereto, when it is bearing interest at a rate determined by reference to the Adjusted LIBO Rate. "Event of Default" shall mean any Event of Default set forth in Article VII.

         "Excluded Taxes" shall mean, with respect to the Bank, or any other recipient of any payment to be made by or on account of any obligation of the Borrower hereunder, (a) income or franchise taxes imposed on (or measured by) its income by the United States of America, or by the jurisdiction under the laws of which such recipient is organized or in which its principal office is located or, in the case of the Bank, in which its applicable lending office is located, and .(b ) any branch profits taxes imposed by the United States of America or any similar tax imposed by any other jurisdiction in which the Borrower is located. "FASB" shall have the meaning given to such term in Section 1.02.

        "FTC" shall mean the Federal Trade Commission of the United States.

        "Funded Debt" means all Indebtedness, excluding (i) commitments and contingent obligations in respect of undrawn letters of credit and Guarantees (except, in each case, to the extent constituting Guarantees in respect of Funded Debt of a Person other than the Borrower or a Guarantor), (ii) Hedging Obligations, and (iii) trade payables and other liabilities (not for borrowed money) ordinarily incurred in the normal course of business.

         "Generally Accepted Accounting Principles" shall have the meaning set forth in Section 1.02.

          "Governmental Authority" shall mean the government of the United States of America, any other nation, or any political subdivision thereof, whether state or local, and any agency, authority, instrumentality, regulatory body, court, central bank or other entity exercising executive, legislative, judicial, taxing, regulatory or administrative powers or functions of or pertaining to government. When used in reference to Prime, North Ridge or any Broker/Dealer, such term shall also include any Person (such as NASD) exercising any compliance or enforcement power for or on behalf of any stock exchange, commodities exchange or similar body.

         "GTAX" shall mean GTAX/Career Brokerage, Inc., a Delaware corporation, of which the Borrower owns 50% of the issued and outstanding capital stock.

          "Guarantee" of or by any Person (the "guarantor") shall mean any obligation, contingent or otherwise, of the guarantor guaranteeing or having the economic effect of guaranteeing any Indebtedness or other obligation of any other Person (the "primary obligor") in any manner, whether directly or indirectly, and including any obligation of the guarantor, direct or indirect,
(a) to purchase or pay (or advance or supply funds for the purchase or payment of) such Indebtedness or other obligation or to purchase (or to advance or supply funds for the purchase of) any security for the payment thereof, (b ) to purchase or lease property, securities or services for the purpose of assuring the owner of such Indebtedness or other obligation of the payment thereof, (c) to maintain working capital, equity capital or any other financial statement condition or liquidity of the primary obligor so as to enable the primary obligor to pay such Indebtedness or other obligation or (d) as an account party in respect of any letter of credit or letter of guaranty issued to support such Indebtedness or obligation; provided, that the term Guarantee shall not include endorsements for collection or deposit in the ordinary course of business.

         "Guarantors" shall mean, collectively, the Corporate Guarantors and the Individual Guarantors, on any given day.

        "Guaranty of Payment" shall refer to (i) the Joint and Several Guaranty of Payment dated as of the date hereof, made by the Individual Guarantors and the Original Corporate Guarantors in favor of the Bank, and (ii) any new guaranty of payment or amended and/or restated guaranty of payment made by a (future) Corporate Guarantor pursuant to Section 5.10.

          "Hazardous Materials" shall mean all explosive or radioactive substances or wastes and all hazardous or toxic substances, wastes or other pollutants, including petroleum or petroleum distillates, asbestos or asbestos containing materials, polychlorinated biphenyls, radon gas, infectious or medical wastes and all other substances or wastes of any nature regulated pursuant to any Environmental Law.

         "Hedging Obligations" shall mean, with respect to any Person, all liabilities of such Person under interest rate, currency and commodity swap agreements, cap agreements and collar agreements, and all other agreements or arrangements designed to protect such Person against fluctuations in interest rates, currency exchange rates or commodity prices.

          "Indebtedness" of any Person shall mean, without duplication, (a) all obligations of such Person for borrowed money or with respect to deposits received or advances of any kind, (b ) all obligations of such Person evidenced by bonds, debentures, notes or similar instruments, (c) all obligations of such Person upon which interest charges are customarily paid, (d) all obligations of such Person under conditional sale or other title retention agreements relating to property acquired by such Person, ( e) all obligations of such Person in respect of the deferred purchase price of property or services (excluding current accounts payable incurred in the ordinary course of business), (f) all Indebtedness of others secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured by) any Lien on property owned or acquired by such Person, whether or not the Indebtedness secured thereby has been assumed, (g) all Guarantees by such Person of

Indebtedness of others, (h) all Capitalized Lease Obligations of such Person,
(i) all obligations, contingent or otherwise, of such Person as an account party in respect of letters of credit and letters of guaranty, a) all obligations, contingent or otherwise, of such Person in respect of bankers' acceptances, (k) Hedging Obligations, as calculated on a basis satisfactory to the Bank and in accordance with accepted practice, and (1) all other liabilities which are reflected as such on a balance sheet of the Person in question in accordance with Generally Accepted Accounting Principles. The Indebtedness of any Person shall also include the Indebtedness of any other entity (including any partnership in which such Person is a general partner) to the extent such Person is liable therefor as a result of such Person's ownership interest in or other relationship with such entity, except to the extent the terms of such Indebtedness provide that such Person is not liable therefor.

        "Indemnified Taxes" shall mean Taxes other than Excluded Taxes.

        "Indemnitee" shall have the meaning set forth in Section 9.03(b).

        "Intellectual Property" shall mean, as to any Person, that Person's Patents and Patent Applications, Trademarks, licenses and brand names, and including all logos and designs, trade secrets, technical information, engineering procedures, designs, know-how and processes, formulas, information, proprietary rights and processes, software, copyrights, and other such property, and all options and agreements relating to the above.

          "Interest Payment Date" shall mean (a) with respect to any LMI Loan, the first day of each calendar month, and (b ) with respect to a Eurodollar Loan, the last day of the Interest Period applicable thereto.

         "Interest Period" shall mean with respect to a Eurodollar Borrowing, the period commencing on the date of such Borrowing and ending on the numerically corresponding day in the calendar month that is one month thereafter; provided, that (i) if any Interest Period would end on a day other than a Business Day, such Interest Period shall be extended to the next succeeding Business Day unless, such next succeeding Business Day would fall in the next calendar month, in which case such Interest Period shall end on the next preceding Business Day, and (ii) any Interest Period that commences on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the last calendar month of such Interest Period) shall end on the last Business Day of the last calendar month of such Interest Period. For purposes hereof, the date of a Eurodollar Borrowing initially shall be the first day of the first Interest Period with respect to the Term Loan and thereafter shall be the effective date of the most recent conversion or continuation of such Borrowing.

         "Interest Rate Swap Agreement" shall mean a certain ISDA Master Agreement to be entered into between the Borrower and the Bank, as required under Section 5.20.

         "Investor Subordination Agreements" shall mean, collectively, (i) an Agreement of Subordination and Assignment between the Bank and TP and Prime Financial Services, Inc., a New York corporation, (ii) an Agreement of Subordination between the Bank and

Mysemia, a New York general partnership, and Doreen M. Biebusch, and (iii) a letter agreement of subordination between the Bank and Rappaport Gamma, Ltd., a Florida corporation. All of the foregoing are dated on or about the Effective Date.

         "Investor Subordinated Debt" shall mean the Indebtedness of the Borrower or Prime subordinated pursuant to the Investor Subordination Agreements.

         "Investor Subordinated Loan Documents" shall mean the notes and other instruments and documents subordinated under the Investor Subordination Agreements. " JC" -see heading.

          "Landlord Waiver and Consent" shall mean, with respect to any Leasehold Property, a letter, certificate or other instrument in writing (concerning any Collateral and the Bank's rights with respect thereto) from the lessor under the related lease, in a form as may be approved by the Bank in its reasonable discretion.

         "LC Disbursement" shall mean a payment made by the Bank pursuant to a Letter of Credit.

         "LC Exposure" shall mean, at any time, the sum of (a) the aggregate undrawn amount of all outstanding Letters of Credit at such time plus (b ) the aggregate amount of all LC Disbursements that have not yet been reimbursed by or on behalf of the Borrower at such time.

         "Leasehold Property" shall mean any leasehold interest of the Borrower or a Corporate Guarantor as lessee under any lease of real property. "Letter of Credit" shall mean any letter of credit issued pursuant to this Agreement.

         "LIBO Rate" shall mean, with respect to Eurodollar Borrowing for any Interest Period, the rate appearing on Page 3750 of the Telerate Service (or on any successor or substitute page of such Service, or any successor to or substitute for such Service, providing rate quotations comparable to those currently provided on such page of such Service, as determined by the Bank from time to time for purposes of providing quotations of interest rates applicable to Dollar deposits in the London interbank market) at approximately II :00 a.m., London time, two Business Days prior to the commencement of such Interest Period, as the rate for Dollar deposits with a maturity comparable to such Interest Period. In the event that such rate is not available at such time for any reason, then the "LIBO Rate" with respect to such Borrowing for such Interest Period shall be the rate determined by the Bank with reference to either another interbank quotation, or to the rate at which Dollar deposits of a comparable size and for a maturity comparable to such Interest Period are offered by the principal London office of the Bank or another major bank selected by the Bank in immediately available funds in the London interbank market at approximately 11 :00 a.m., London time, two Business Days prior to the commencement of such Interest Period.

          "LIBOR Market Index Rate" shall mean, with respect to any LMI Borrowing, the rate, as such rate may change from day to day, appearing on Page 3750 of the Telerate Service (or on any successor or substitute page of such Service, or any successor to or substitute for such Service, providing rate quotations comparable to those currently provided on such page of such Service, as determined by the Bank from time to time for purposes of providing quotations of interest rates applicable to Dollar deposits in the London interbank market) at approximately 11 :00 a.m., London time, on each day when such rate is to be determined, as the rate for Dollar deposits with a maturity of one month. In the event that such rate is not available at such time for any reason, then the "LIBOR Market Index Rate" with respect to such LMI Borrowing for such day shall be the rate determined by the Bank with reference to either another interbank quotation, or to the rate at which Dollar deposits of a comparable size and for a maturity of one month are offered by the principal London office of the Bank or another major bank selected by the Bank in immediately available funds in the London interbank market at approximately 11 :00 a.m., London time, on the day when such determination is to be made.

          "Licenses" shall have the meaning set forth in Section 3.10.

          "Lien" shall mean with respect to any asset, (a) any mortgage, deed of trust, lien, pledge, hypothecation, encumbrance, charge or security interest in, on or of such asset, (b ) the interest of a vendor or a lessor under any conditional sale agreement, capital lease or title retention agreement (or any financing lease having substantially the same economic effect as any of the foregoing) relating to such asset and (c) in the case of securities, any purchase option, call or similar right of a third-party with respect to such securities.

          "Life Insurance Policies" shall mean, collectively, the "key man" life insurance .policies, described in the Assignments of Life Insurance.

         "LMI", when used in reference to any Loan or Borrowing, refers to whether such Loan, or the Loans (if Revolving Credit Loans) comprising such Borrowing, are bearing interest at a rate determined by reference to the LIBOR Market Index Rate. "Loans" shall mean the Revolving Credit Loans and the Term Loan.

        "Loan Documents" shall mean this Agreement, the Notes, the Collateral Documents, any Guaranty of Payment, the Interest Rate Swap Agreement, the Subordination Agreements, those other agreements, documents, instruments and certificates now or hereafter made which evidence, secure, guaranty or otherwise pertain to this Agreement or any of the Loans or Letters of Credit, and to which the Bank is a party or a beneficiary on the Closing Date, and all other agreements, instruments, documents and certificates, including pledges, powers of attorney, consents, assignments, contracts, notices, financing statements and all other written matter whether heretofore, now or hereafter executed by or on behalf of any or all of the Obligors or others, and delivered or assigned to the Bank, in connection with this Agreement, the Transactions or any other transactions contemplated hereby, excluding, however, the commitment letter with respect to the Loans.

         "Material Adverse Effect" shall mean a material adverse effect on (i) the business, operations, property, condition (financial or otherwise) or reasonably foreseeable prospects of the Obligors taken as a whole, or (ii) the validity or enforceability of (A) any of the Loan Documents or (B) the rights and remedies of the Bank.

         "Maximum Rate" shall have the meaning given to such term in Section
9.13.

        "MR" -see heading.

         "Multiemployer Plan" shall mean a Multiemployer plan as defined in
Section 4001(a)(3) of ERISA. "NASD" shall mean National Association of Securities Dealers, Inc.

         "Net Income" or "Net Deficit" shall mean for any accounting period revenues minus expenses. "North Ridge" shall mean North Ridge Securities Corp., a New York corporation.

         "North Management" shall mean North Shore Capital Management Corp., a New York corporation.

        "Notes" shall mean, collectively, the Revolving Credit Note and the Term Loan Note.

          "Obligors" shall mean, collectively, the Borrower, the Broker/Dealers and the Guarantors.

         "Original Corporate Guarantors" shall mean Prime Management, North Management, AFP, eI040.com, inc., a Delaware corporation, G + C Schlager & Associates, Inc., a Delaware corporation, and G + C Mortgage Line Inc., a Delaware corporation.

         "OSHA" shall mean the Occupational Safety & Health Act of 1970, 29 U.S.C. Section 651, et seq., as amended or superseded from time to time.

         "Other Taxes" shall mean any and all present or future stamp or documentary taxes or any other excise or property taxes, charges or similar levies arising from any payment made hereunder or from the execution, delivery or enforcement of, or otherwise with respect to, this Agreement.

          "Participant" shall have the meaning set forth in Section 9.04(f).

         "Patents and Patent Applications" shall mean, as to any Person, all of such Person's right, title and interest in and to all of its now owned or existing and filed and hereinafter acquired or arising and filed patents and patent applications, inventions and improvements thereto, and (i) the reissues, divisions, continuations, renewals, extensions, and continuations in-part thereof, (ii) all income, royalties, damages and payments now or hereafter due and/or payable under or with respect thereto, including damages and payments for past or future infringements thereof, (iii) the right to sue for past, present and future infringements thereof, (iv) all rights corresponding thereto throughout the world, and (v) all right as licensor or licensee with respect to any of the foregoing.

         "PBGC" shall mean the Pension Benefit Guaranty Corporation referred to and defined in ERISA and any successor entity performing similar functions. "Permitted Encumbrances" shall mean:

                  (a) Liens imposed by law for taxes that are not yet due, or for taxes which are being contested in compliance with Section 5.02;
                                  ------------------
                  (b) Carriers', warehousemen's, mechanics', materialmen's, repairmen's and other like Liens imposed by law, arising in the ordinary course of business and securing obligations that are not overdue by more than 30 days, or which are being contested in compliance with Section 5.02, provided, however, that if the existence of such a Lien or any such contest shall be prohibited under any lease or similar agreement for a Leasehold Property, the Lien in question 'shall not be a Permitted Encumbrance;

                  (c) Pledges and deposits made in the ordinary course of business in compliance with workers' compensation, unemployment insurance and other social security laws or regulations;

                  (d) Deposits to secure the performance of bids, trade contracts, leases, statutory obligations, surety and appeal bonds, performance bonds and other obligations of a like nature, in each case in the ordinary course of business;

                  (e) Liens in existence on the Closing Date and not contemplated by any of clauses (a) through (d) or (f) of this definition and which are set forth on Schedule 6.01, which Liens shall not be renewed, extended or spread in any way;

                (f) Liens in favor of the Bank;

                (g) Purchase money security interests on equipment purchased or leased by the Borrower, a Broker/Dealer or a Corporate Guarantor to secure Indebtedness permitted under Section 6.03(e), which security interests shall not be renewed, extended or spread in any way; and

                (h) Liens in favor of Travelers which are subordinated pursuant to the Subordination Agreement.

        "Permitted Investments" shall mean:

                (a) Direct obligations of, or obligations the principal of and interest on which are unconditionally guaranteed by, the United States of America (or by any agency thereof to the extent such obligations are backed by the full faith and credit of the United States of America), in each case maturing within one year from the date of acquisition thereof;

                (b) Investments in commercial paper maturing within 270 days from the date of acquisition thereof and having, at such date of acquisition, the highest credit rating obtainable from Standard & Poor's or from Moody's Investor Service, Inc.; and

                (c) Investments in certificates of deposit, banker's acceptances and time deposits maturing within 180 days from the date of acquisition thereof issued or guaranteed by or placed with, and money market deposit accounts issued or offered by, any domestic office of any commercial bank organized under the laws of the United States of America or any State thereof which has a combined capital and surplus and undivided profits of not less than $1,000,000,000.

          "Person" shall mean any natural person, limited liability company, corporation, business trust, joint venture, association, company, partnership or government, or any agency or political subdivision thereof.

          "Plan" shall mean any employee pension benefit plan (other than a Multiemployer Plan) subject to the provisions of Title IV of ERISA or Section 412 of the Code or Section 302 of ERISA, and in respect of which any Obligor or any ERISA Affiliate is (or, if such plan were terminated, would under Section 4069 of ERISA be deemed to be) an "employer" as defined in Section 3(5) of ERISA.

          "Pledge Agreement" shall mean, the Pledge Agreement dated the date hereof by the Borrower in favor of the Bank, pursuant to which the Borrower pledges to the Bank all of the issued and outstanding shares of each of Prime, North Ridge and the Original Corporate Guarantors other than AFP. "Prime" shall mean Prime Capital Services, Inc., a New York corporation.

         "Prime Management" shall mean Prime Financial Services, Inc., a Delaware corporation.

         "PTO" shall mean the Patent and Trademark Office of the United States Department of Commerce.

         "Related Parties" shall mean, with respect to any specified Person, such Person's Affiliates and the respective directors, officers, employees, agents and advisors of such Person and such Person's Affiliates. "Revolver Maturity Date" shall mean December 26, 2003.

         "Revolving Credit Exposure" shall mean the sum of the outstanding principal amount of all Revolving Credit Loans and the LC Exposure at the time in question.

        "Revolving Credit Loan" shall mean a Loan made pursuant to Section 2.01(a).

         "Revolving Credit Note" shall mean the promissory note evidencing the Revolving Credit Loans, substantially in the form of Exhibit A-l hereto, issued by the Borrower in favor of the Bank. "SEC" shall mean The Securities and Exchange Commission.

         "Security Agreement" shall mean the Security Agreement dated as of the date hereof between the Borrower, the Original Corporate Guarantors and the Bank.

         "Senior Funded Debt" shall mean Funded Debt which is not subordinated to all Indebtedness of any or all of the Obligors to the Bank pursuant to a writing approved by the Bank. (Among other things, such term shall not include the Travelers Subordinated Debt as long as the Travelers Subordination Agreement remains in full force and effect, nor shall it include the Investor Subordinated Debt as long as the Investor Subordination Agreements remain in full force and effect.)

         "Statutory Reserve Rate" shall mean a fraction (expressed as a decimal), the numerator of which is the number one and the denominator of which is the number one minus the aggregate of the maximum reserve percentages (including any marginal, special, emergency or supplemental reserves) expressed as a decimal established by the Board to which the Bank is subject, with respect to the Adjusted LIBO Rate, for eurocurrency funding (currently referred to as "Eurocurrency Liabilities" in Regulation D of the Board). Such reserve percentages shall include those imposed pursuant to such Regulation D. Eurodollar Loans shall be deemed to constitute eurocurrency funding and to be subject to such reserve requirements without benefit of or credit for proration, exemptions or offsets that may be available from time to time to the Bank under such Regulation D or any comparable regulation. The Statutory Reserve Rate shall be adjusted automatically on and as of the effective date of any change in any reserve percentage.

         "Subordination Agreements" shall mean, collectively, the Travelers Subordination Agreement and the Investor Subordination Agreements.

         "Subsidiary" shall mean with respect to any Person (the "parent") at any date, any corporation, limited liability company, partnership, association or other entity the accounts of which could be consolidated with those of the parent in the parent's consolidated financial statements if such financial statements were prepared in accordance with Generally Accepted Accounting Principles as of such date, as well as any other corporation, limited liability company, partnership, association or other entity (a) of which securities or other ownership interests representing more than 50% of the equity or more than 50% of the ordinary voting power or, in the case of a partnership, more than 50% of the general partnership interests are, as of such date, owned, Controlled or held, or (b ) that is, as of such date, otherwise Controlled, by the parent or one or more subsidiaries of the parent or by the parent and one or more subsidiaries of the parent.

          "Taxes" shall mean any and all present or future taxes, levies, imposts, duties, deductions, charges or withholdings imposed by any Governmental Authority. "Term Loan" shall mean the Loan made pursuant to Section 2.01(b).

        ."Term Loan Maturity Date" shall mean December 26, 2006.

         "Term Loan Note" shall mean the promissory note evidencing the Term Loan, substantially in the form of Exhibit A-2 hereto, issued by the Borrower in favor of the Bank.

          "Total Senior Funded Debt" shall mean the aggregate amount of all Senior Funded Debt, determined on a consolidated basis for the Borrower and its Subsidiaries. "TP" -see heading.

          "Trademark Security Agreement" shall mean any Trademark Security Agreement dated after the date hereof between any Obligor and the Bank, intended to be filed by or for the benefit of the Bank with the PTO.

          "Trademarks" shall mean, as to any Person, all of such Person's right, title and interest in and to all of its now owned or existing, and hereafter acquired or arising, trademarks, service marks, trademark or service mark registrations, trade names, trademark rights, trade name rights and trademark service or service mark applications, and (i) the divisions, continuations and renewals thereof and amendments thereto, (ii) all income, royalties, damages and payments now or hereafter due and/or payable with respect thereto, including, without limitation, damages and payment for past or future infringements thereof, (iii) the right to sue for past, present and future infringements thereof, (iv) all rights corresponding thereto throughout the world, (v) all rights as licensor or licensee with respect to any of the foregoing, and (vi) together in each case with the goodwill (including goodwill symbolized by trademarks, trade names and service marks) of such Person's business connected with the use of, and symbolized by any of, the foregoing.

         "Transactions" shall mean the execution, delivery and performance by each Obligor of this Agreement and each other Loan Documents to which such Obligor is a party, the borrowing of Loans, the use of the proceeds thereof, the issuance and reimbursement of Letters of Credit hereunder, and the granting of Liens on the Collateral as contemplated under this Agreement and the other Loan Documents, and the making of the Subordination Agreement.

            "Travelers"   shall    mean     The    Travelers corporation.
Insurance Company, a Connecticut corporation.

            "Travelers Subordinated Debt" shall have the meaning of the term "Subordinated Obligations" under the Travelers Subordination Agreement.

          "Travelers Subordinated Loan Documents" shall have the meaning for the term "Subordinated Loan Documents" set forth in the Travelers Subordination Agreement.

          "Travelers Subordination Agreement" shall mean the Subordination Agreement of even date herewith between Travelers and the Bank (and acknowledged by the Obligors), pursuant to which Travelers subordinates any claims it holds against any or all of the Obligors (including, without limitation, on account of, the Travelers Subordinated Debt), as well as any Lien on any of the assets of any Obligor to the Lien of the Bank with respect to the same, to any claim or Lien held by the Bank against any or all of the Obligors or any such assets, as set forth in such Agreement.

         "Type", when used in reference to any Loan or Borrowing, refers to whether the rate of interest on such Loan, or in the case of Revolving Credit Loans, on the Loans comprising such Borrowing, is determined by reference to the Adjusted LIBO Rate or the LIBOR Market Index Rate.

          "UCC" shall mean the Uniform Commercial Code as the same may, from time to time, be in effect in the State of New York; provided, ~, in the event that, by reason of mandatory provisions of law, any or all of the attachment, perfection or priority of the Bank's security interest in any Collateral is governed by the Uniform Commercial Code as in effect in a jurisdiction other than the State of New York, the term "UCC" shall mean the Uniform Commercial Code as in effect in such other jurisdiction for purposes of the provisions hereof relating to such attachment, perfection or priority and for purposes of defInitions related to such provisions.

         "Unmatured Event of Default" shall mean any event or condition which upon notice, lapse of time or both would, unless cured or waived become an Event of Default.

         "Withdrawal Liability" shall mean liability to a Multiemployer Plan as a result of a complete or partial withdrawal from such Multiemployer Plan, as such terms are defined in Part 1 of Subtitle E of Title IV of ERISA.

         SECTION 1.02.              Accounting Terms; Periods. Except as
                                    --------------------------
otherwise specifically provided in this Agreement, each accounting term used in this Agreement shall have the meaning given to it under Generally Accepted Accounting Principles."Generally Accepted Accounting Principles" shall mean generally accepted accounting principles set forth from time to time in the opinions and pronouncements of the Accounting Principles Board and the American Institute of Certified Public Accountants, and statements and pronouncements of the Financial Accounting Standards Board or agencies with similar functions of comparable stature and authority within the U.S. accounting profession ("FASB"), which are applicable to the circumstances as of the date of determination, as applied on a consistent basis (except for changes in application required by FASB for the item in question to remain a Generally Accepted Accounting Principle) both as to classification of items and amount.

         SECTION 1.03.              Terms Generally. The definitions of terms
                                    ----------------
herein shall apply equally to the singular and plural forms of the terms defined. Whenever the context may require, any pronoun shall include the corresponding masculine, feminine and neuter forms. The words "include", "includes" and "including" shall be deemed to be followed by the phrase "without limitation". The word "will" shall be construed to have the same meaning and effect as the word "shall". Unless the context requires otherwise: (a) any defInition of or reference to any agreement, instrument or other document herein shall be construed as referring to such agreement, instrument or other document as from time to time joined in, amended, supplemented or otherwise modified (except where such joinder, amendment, supplement or modification is not permitted hereunder without the Bank's consent and such consent has not been obtained); (b ) any reference herein to any Person shall be construed to include such Person's heirs, administrators, executors, successors and assigns; (c) the words "herein", "hereof' and "hereunder", and words of similar import, shall be construed to refer to this Agreement in its entirety and not to any particular provision hereof; (d) unless otherwise stated, all references herein to Articles, Sections, Exhibits and Schedules shall be construed to refer to Articles and Sections of, and Exhibits and Schedules to, this Agreement; (e) the words "asset" and "property" shall be construed to have the same meaning and effect and to refer to any and all tangible and intangible assets and properties, including cash, securities, accounts and contract rights; and (f) the phrase "required by the Bank" or words to such effect shall be construed to mean "as the Bank shall demand." Each calculation made pursuant to any definition, financial or other covenant or other provision of this Agreement shall be made consistent with past practice and in accordance with Generally Accepted Accounting Principles, unless otherwise expressly provided.

          SECTION 1.04.             Classifications of Loans and Borrowings.
                                    ----------------------------------------
For purposes of this Agreement, Loans may be classified and referred to by Class (e.g., a "Revolving Credit Loan" or the "Term Loan") or by Type (e.g., an "LMI Loan" or a "Eurodollar Loan"). In similar fashion, Borrowings may be classified and referred to by Class or by Type.

II. APPLICATION OF CERTAIN MONIES.

        SECTION 2.01.              Revolving Credit Loans and the Term Loan.
                                   -----------------------------------------

                  (a)      Revolving Credit Loans. Subject to the terms and
                           -----------------------
conditions set forth herein, the Bank agrees to make Revolving Credit Loans to the Borrower from time to time during the Availability Period in an aggregate principal amount that will not result in all outstanding Revolving Credit Loans exceeding the Commitment, less the LC Exposure at the time in question. Within the foregoing limits and subject to the terms and conditions set forth herein, the Borrower may borrow, prepay and reborrow Revolving Credit Loans.

                  (b)      Term Loan. Subject to the terms and conditions set
                           ----------
forth herein, the Bank agrees to make the Term Loan to the Borrower in the principal amount of $5,000,000 on the Effective Date. Principal amounts of the Term Loan that have been repaid or prepaid may not be reborrowed.

        SECTION 2.02.   Loans and Borrowings.
                        ---------------------

                  (a) The Term Loan is being made on the Effective Date and it shall bear interest as set forth in Section 2.11. If the Bank elects, upon closing the Term Loan shall be an LMI Borrowing for up to three Business days beginning with the Effective Date.

                  (b)      Subject to the last sentence of foregoing paragraph
(a), to the last sentence of paragraph (d) below, and to Section 2.12, each Borrowing with respect to the Term Loan shall be a Eurodollar Borrowing. Each Revolving Credit Borrowing shall be comprised entirely of LMI Loans. The Bank, at its option, may make any Term Loan Eurodollar Borrowing by causing any domestic or foreign branch or Affiliate of the Bank selected by the Bank to make such Loan; provided that any exercise of such option shall not affect the obligation of the Borrower to repay the Term Loan in accordance with the terms of this Agreement.

                  (c) At the commencement of each Interest Period for any Term Loan Borrowing, such Borrowing shall be in the amount (at such time)equal to the entire principal balance of the Term Loan. At the time that each LMI Borrowing is made, such Borrowing shall be in an amount that is at least equal to $50,000, provided that an LMI Borrowing may be in an amount that is less than $50,000 if such aggregate amount is (i) equal to the entire unused balance of the Commitment (provided that the total Revolving Credit Exposure, after giving effect to such Borrowing, does not exceed the Commitment), or (ii) required to finance the reimbursement of an LC Disbursement as contemplated by
Section 2.04(e).

                 (d) Notwithstanding any other provision of this Agreement, the Borrower shall not be entitled to continue the Term Loan Borrowing as a Eurodollar Borrowing if the new Interest Period with respect thereto would end after the Maturity Date. If there is less than one month prior to the Term Loan Maturity Date when an Interest Period with respect to the Term Loan Borrowing shall expire, such Borrowing shall automatically convert to an LMI Borrowing for the remaining period prior to the Term Loan Maturity Date.

         SECTION 2.03.              Requests for Revolving Credit Loans. To
                                    ------------------------------------
request a Revolving Credit Loan (i.e. a new funding pursuant to the Commitment), the Borrower shall notify the Bank of such request by telephone not later than 11 :00 a.m., New York City time, one Business Day before the date of the proposed Loan; provided that any such notice of an LMI Loan to finance the reimbursement of an LC Disbursement as contemplated by Section 2.04 (e)may be given not later than 10:00 a.m., New York City time, on the date of the proposed Loan. Each such telephonic Borrowing Request shall be irrevocable and shall be confirmed promptly by hand delivery or telecopy to the Bank of a written Borrowing Request in a form approved by the Bank and signed by the Borrower. Each such telephonic and written Borrowing Request shall specify the following information in compliance with Section 2.02:

        (i)     Intentionally omitted;
                ----------------------

        (ii)    the amount of the requested Revolving Credit Loan;

        (iii) the date of such Revolving Credit Loan, which must be a Business Day;

        (iv)    Intentionally omitted;

        (v) Intentionally omitted; and

        (vi) the location and number of each of the Borrower's accounts to which funds are to be disbursed, which shall comply with the requirements of
Section 2.05.
-------------

        SECTION 2.04.   Letters of Credit.
                        ------------------

                  (a)     General.           Subject to the terms and
                          --------
conditions set forth herein, the Borrower may request the issuance of standby Letters of Credit for its own account and for use in the ordinary course of its business, by the Bank, in a form reasonably acceptable to the Bank, at any time and from time to time during the Availability Period. In the event of any inconsistency between the terms and conditions of this Agreement and the terms and conditions of any form of letter of credit application or other agreement submitted by the Borrower to, or entered into by the Borrower with, the Bank relating to any Letter of Credit, the terms and conditions of this Agreement shall control. Letters of Credit issued hereunder shall constitute utilization of the Commitment.

                  (b) Notice of Issuance. Amendment. Renewal. Extension;
                      ---------------------------------------------------------
Certain Conditions. To request the issuance of a Letter of Credit (or the
-------------------
amendment, renewal or extension of an outstanding Letter of Credit), the Borrower shall hand deliver or telecopy (or transmit by electronic communication, if arrangements for doing so have been approved by the Bank) to the Bank (reasonably in advance of the requested date of issuance, amendment, renewal or extension) a notice requesting the issuance of a Letter of Credit, or identifying the Letter of Credit to be amended, renewed or extended, the date of issuance, amendment, renewal or extension, the date on which such Letter of Credit is to expire (which shall comply with paragraph ( c) of this Section), the amount of such Letter of Credit, the name and address of the beneficiary thereof and such other information as shall be necessary to prepare, amend, renew or extend such Letter of Credit. If requested by the Bank, the Borrower shall also submit a letter of credit application on the Bank's standard form in connection with any request for a Letter of Credit. A Letter of Credit shall be issued, amended, renewed or extended only if (and upon issuance, amendment, renewal or extension of each Letter of Credit the Borrower shall be deemed to represent and warrant that), after giving effect to such issuance, amendment, renewal or extension (i) the LC Exposure shall not exceed $500,000.00 and (ii) the Revolving Credit Exposure shall not exceed the Commitment, subject to the limitations set forth in 2.01(a).

                   (c)     Expiration Date. Each Letter of Credit shall expire
                          -----------------
at or prior to the close of business on the earlier of (i) the date one year after the date of the issuance of such Letter of Credit (or, in the case of any renewal or extension thereof, one year after such renewal or extension), and
(ii) the date that is five Business Days prior to the Revolver Maturity Date.

                  (d)      Intentionally omitted.
                           ----------------------

                  (e)     Reimbursement. If the Bank shall make any LC
                          --------------
Disbursement in respect of a Letter of Credit, the Borrower shall reimburse such LC Disbursement by paying to the Bank an amount equal to such LC Disbursement not later than 1:00 p.m., New York City time, on the date that such LC Disbursement is made, if the Borrower shall have received notice of such LC Disbursement prior to 10:00 a.m., New York City time, on such date, or, if such notice has not been received by the Borrower prior to such time on such date, then not later than 12:00 noon, New York City time, on (i) the Business Day that the Borrower receives such notice, if such notice is received prior to 10:00 a.m., New York City time, on the day of receipt, or (ii) the Business
Day immediately following the day that the Borrower receives such notice, if such notice is not received prior to such time on the day of receipt; provided that the Borrower may, subject to the conditions to borrowing set forth herein, request in accordance with Section 2.03 that such payment be financed with a Revolving Credit Loan in an equivalent amount and, to the extent so financed, the Borrower's obligation to make such payment shall be discharged and replaced by the resulting Revolving Credit Loan.

                  (f)      Obligations Absolute.   The Borrower's obligation to
                           ---------------------
reimburse LC Disbursements as provided in paragraph (e) of this Section shall be absolute, unconditional and irrevocable, and shall be performed strictly in accordance with the terms of this Agreement under any and all circumstances whatsoever and irrespective of (i) any lack of validity or enforceability of any Letter of Credit or this Agreement, or any term or provision therein, (ii) any draft or other document presented under a Letter of Credit proving to be forged, fraudulent or invalid in any respect or any statement therein being untrue or inaccurate in any respect, (iii) payment by the Bank under a Letter of Credit against presentation of a draft or other document that does not comply with the terms of such Letter of Credit, or (iv) any other event or circumstance whatsoever, whether or not similar to any of the foregoing, that might, but for the provisions of this Section, constitute a legal or equitable discharge of, or provide a right of setoff against, the Borrower's obligations hereunder. Neither the Bank nor any of its Related Parties, shall have any liability or responsibility by reason of or in connection with the issuance or transfer of any Letter of Credit or any payment or failure to make any payment thereunder (irrespective of any of the circumstances referred to in the preceding sentence), or any error, omission, interruption, loss or delay in transmission or delivery of any draft, notice or other communication under or relating to any Letter of Credit (including any document required to make a drawing thereunder), any error in interpretation of technical terms or any consequence arising from causes beyond the control of the Bank; provided that the foregoing shall not be construed to excuse the Bank from liability to the Borrower to the extent of any direct damages (as opposed to consequential damages,  claims in respect of which are hereby  waived by the  Borrower  to the
extent   permitted  by  applicable  law)  suffered  by  the  Borrower  that  are proximately caused by the Bank's gross negligence or willful misconduct in determining whether drafts and other documents presented under a Letter of Credit comply with the terms thereof. The parties hereto expressly agree that, in the absence of gross negligence or willful misconduct on the part of the Bank (as finally determined by a court of competent jurisdiction), the Bank shall be deemed to have exercised reasonable care in each such determination. In furtherance of the foregoing and without limiting the generality thereof, the parties agree that, with respect to documents presented which appear on their face to be in substantial compliance with the terms of a Letter of Credit, the Bank may, in its sole discretion, either accept and make payment upon such documents without responsibility for further investigation, regardless of any notice or information to the contrary, or refuse to accept and make payment upon such documents if such documents are not in strict compliance with the terms of such Letter of Credit.

                  (g)      Disbursement Procedures.           The Bank shall,
                           ------------------------
promptly following its receipt thereof, examine all documents purporting to represent a demand for payment under a Letter of Credit. The Bank shall promptly notify the Borrower by telephone (confirmed by telecopy) of such demand for payment and whether the Bank has made or will make an LC Disbursement thereunder; provided that any failure to give or delay in giving such notice shall not relieve the Borrower of its obligation to reimburse the Bank with respect to any such LC Disbursement.

                  (h)      Interim Interest. If the Bank shall make any LC
                           -----------------
Disbursement, then, unless the Borrower, shall reimburse such LC Disbursement in full on the date such LC Disbursement is made, the unpaid amount thereof shall bear interest, for each day from and including the date such LC Disbursement is made to but excluding the date that the Borrower reimburses such LC Disbursement, at the rate per annum then applicable to LMI Loans; provided that, if the Borrower fails to reimburse such LC Disbursement when due pursuant to paragraph ( e ) of this Section, then interest calculated in accordance with Section 2.11 ( c )shall accrue on the unpaid amount thereof.

                (i)     Intentionally omitted.
                        ----------------------

                (j)      Cash Collateralization. If an undrawn (in whole or
                        -------------------------
in part) Letter of Credit shall be outstanding as of the last day of the Availability Period or if any Event of Default shall occur and be continuing while a Letter of Credit is outstanding, on the Business Day that the Borrower receives notice from the Bank demanding the deposit of cash collateral pursuant to this paragraph, the Borrower shall deposit in an account with the Bank, in the name of the Bank, an amount in cash equal to the LC Exposure as of such date plus any accrued and unpaid interest thereon; provided that the obligation to deposit such cash collateral shall become effective immediately, and such deposit shall become immediately due and payable, without demand or other notice of any kind, upon the occurrence of any Event of Default with respect to any Obligor described in clause (g) or (h) of Section 7.0 I. Such deposit shall be held by the Bank as collateral for the payment and performance of any obligations of the Obligors under this Agreement. The Bank shall have exclusive dominion and control, including the exclusive right of withdrawal, over such account. Other than any interest earned on the investment of such deposits, which investments shall be made at the option and sole discretion of the Bank and at the Borrower's risk and expense, such deposits shall not bear interest. Interest or profits, if any, on such investments shall accumulate in such account. Moneys in such account shall be applied by the Bank to reimburse LC Disbursements for which it has not been reimbursed and,to the extent not so applied, shall be held for the satisfaction of the reimbursement obligations of the Borrower for the LC Exposure at such time or, if the maturity of the Loans has been accelerated, be applied to satisfy any other obligations of the Obligors under this Agreement.

        SECTION 2.05.    Funding of Loans.
                         -----------------

                  (a) The Bank will make Revolving Credit Loans available to the Borrower by promptly crediting the amount thereof to an account maintained with the Bank and designated by the Borrower in the applicable Borrowing Request; provided that any Revolving Credit Loan made to finance the reimbursement of an LC Disbursement (as provided in Section 2.04(e)) shall be
                                                    ----------------
remitted to the Bank.

                  (b)      As set forth in Section 2.02(a), the Bank will make
                                           ---------------
the Term Loan available on the Effective Date, and the Bank will pay the proceeds thereof as directed, in writing, by the Borrower.

        SECTION 2.06.      Intentionally omitted.
                           ----------------------

        SECTION 2.07.      Termination of Commitment.
                           --------------------------

                  Unless previously terminated, the Commitment shall terminate on the day before the Revolver Maturity Date.

        SECTION 2.08.     Repayment of Loans; Evidence of Debt.
                          -------------------------------------

                  (a) The Borrower hereby unconditionally promises to pay to the Bank the then unpaid principal amount of all Revolving Credit Loans on the Revolver Maturity Date.

                  (b) The Borrower hereby unconditionally promises to pay to the Bank, on each Interest Payment Date with respect to the Term Loan, principal payments in the amount of $83,333.33. To the extent not previously paid, the Term Loan shall be due and payable in full on the Term Loan Maturity Date.

                  (c) The Bank shall maintain in accordance with its usual practice an account or accounts evidencing the Indebtedness of the Borrower to the Bank resulting from each Loan made by the Bank, including the amounts of principal and interest payable and paid to the Bank from time to time hereunder.

                  (d) The Bank shall maintain one or more accounts in which it shall record (i) the amount of each Loan made hereunder, the Class and Type thereof and (in the case of the Term Loan) any Interest Period applicable thereto, (ii) the amount of any principal or interest due and payable or to become due and payable from the Borrower to the Bank hereunder and (iii) the amount of any sum received by the Bank hereunder for the account of the Bank.

                  (e) The entries made in the accounts maintained pursuant to paragraph (c) or ( d) of this Section shall be prima facie evidence of the existence and amounts of the obligations recorded therein; provided that the failure of the Bank to maintain such accounts or any error therein shall not in any manner affect the obligation of the Borrower to repay the Loans in accordance with the terms of this Agreement.

                  (f) On the Closing Date, the Borrower shall prepare, execute and deliver to the Bank: (i) a Revolving Credit Note (in the form of Exhibit A-l hereto) in the principal amount of the Commitment, and (ii) a Term Loan Note (in the form of Exhibit A-2 hereto) in the principal amount of the Term Loan.

        SECTION 2.09.    Prepayment of Loans.
                        ---------------------

                  (a) The Borrower shall have the right at any time and from time to time to prepay any Borrowing in whole or in part, subject to prior notice and in accordance with paragraph (b) of this Section; provided that each such prepayment shall be in an amount that is at least equal to $100,000.00 and in a multiple of $10,000.00. Partial prepayments of the Term Loan shall be applied to installments of principal in their inverse order of maturity.

                  (b) The Borrower shall notify the Bank by telephone (confirmed by telecopy) of any prepayment hereunder (i) in the case of prepayment of a Eurodollar Borrowing, not later than 11 :00 a.m., New York City time, three Business Days before the date of prepayment, and (ii) in the case of prepayment of an LMI Borrowing, not later than 11:00 a.m., New York City time, one Business Day before the date of prepayment. Each such notice shall be irrevocable and shall specify the prepayment date and the principal amount of each Borrowing or portion thereof to be prepaid. Prepayments shall be accompanied by accrued interest to the extent required by Section 2.11. Prepayment of a Eurodollar Borrowing prior to the last day of an Interest Period shall be accompanied by payment of all break funding obligations payable pursuant to Section 2.14.

                (c)       Intentionally omitted.
                          ----------------------

        SECTION 2.10.     Fees.
                          -----

                  (a) The Borrower is paying the Bank a facility fee of $70,000 with respect to the Loans on the Closing Date and has heretofore paid to the Bank a separate $25,000 commitment fee with respect thereto.

                  (b )     The Borrower agrees to pay to the Bank (i) a letter
of credit fee with respect to the Letters of Credit, which fee shall accrue at the rate of 1.0% per annum on the average daily amount of the Bank's LC
Exposure (excluding any portion thereof attributable to unreimbursed LC Disbursements) during the period from and including the Effective Date to but excluding the later of the date on which the Commitment terminates and the date on which the Bank ceases to have any LC Exposure, and (ii) the Bank's standard fees with respect to the issuance, amendment, renewal or extension of any Letter of Credit or processing of drawings thereunder, as and when demanded or billed by the Bank. The fees under the foregoing clause (i) shall be payable in arrears on the last day of each February, May, August and November of each year (commencing on the first such date to occur after the Effective Date); provided that all such fees shall also be payable on the date on which the Commitment terminates and any such fees accruing after the date on which the Commitment terminates shall be payable on demand. All letter of credit fees shall be computed on the basis of a year of 360 days and shall be payable for the actual number of days elapsed (including the first day but excluding the last day).

        (c)     Intentionally omitted.
                ----------------------

        (d) All fees payable hereunder shall be paid on the dates due, in immediately available funds, to the Bank. Fees paid shall not be refundable under any circumstances. Fees payable on the Closing Date may be paid from proceeds of a Revolving Credit Loan.

        SECTION 2.11.   Interest.
                        ---------

                  (a) The Loans (i.e. all Revolving Credit Loans and, if applicable as set forth in Section 2.02, the Term Loan) comprising each LMI Borrowing shall bear interest at the LIBOR Market Index Rate plus the Applicable Margin.

                  (b) The Term Loan when it constitutes a Eurodollar Borrowing shall bear interest at the Adjusted LIBO Rate for the Interest Period in effect for such Borrowing plus the Applicable Margin.
                   ----

                  (c)      Notwithstanding anything in this Section 2.11 (or
                                                            ------------
elsewhere in this Agreement) to the contrary, (i) all amounts, not constituting principal Indebtedness hereunder, which are not paid when due, shall automatically bear interest until paid in full at the Default Rate applicable to LMI Loans, (ii) during the period when any Event of Default of the type described in clauses (g) or (h) of Section 7.01 shall have occurred and be continuing, the principal of all Loans hereunder shall automatically bear interest, after as well as before judgment, at the Default Rate, and (iii) and if there shall occur and be continuing any Event of Default (other than an Event of Default of the type described in clauses (g) or (h) of Section 7.01) following written notice delivered to the Borrower from the Bank, the principal of all Loans hereunder shall bear interest, after as well as before judgment, at the Default Rate during the period beginning on the later of (x) the date such Event of Default first occurred and (y) the date specified in such notice from the Bank, and ending on the date such Event of Default is cured or waived.

                  (d) Accrued interest on each Loan shall be payable in arrears on each Interest Payment Date for such Loan and on the Revolver Maturity Date or the Term Loan Maturity Date, as applicable, and in the case of Revolving Credit Loans, upon the expiration of the Availability Period; provided that (i) interest accrued pursuant to paragraph ( c ) of this Section shall be payable on demand, (ii) in the event of any repayment or prepayment of the Term Loan, accrued interest on the principal amount repaid or prepaid shall be payable on the date of such repayment or prepayment, and (iii) (in the case of the Term Loan) in the event of any conversion (to an LMI Loan) of a Eurodollar Loan prior to the end of the current Interest Period therefor, accrued interest on such Loan shall be payable on the effective date of such conversion.

                  ( e)     All interest hereunder shall be computed on the
basis of a year of 360 days, and in each case shall be payable for the actual number of days elapsed (including the first day but excluding the last day). The applicable LIBOR Market Index Rate, Adjusted LIBO Rate or LIBO Rate shall be determined by the Bank, and such determination shall be conclusive absent manifest error.

         SECTION 2.12.              Alternate Rate of Interest. If prior to the
                                    ---------------------------
commencement of any Interest Period for a Eurodollar Borrowing:

                   (a) The Bank determines (which determination shall be conclusive absent manifest error) that adequate and reasonable means do not exist for ascertaining the Adjusted LIBO Rate or the LIBO Rate, as applicable, for such Interest Period;

                   (b) The Bank determines (which determination shall be conclusive absent manifest error) that the Adjusted LIBO Rate or the LIBO Rate, as applicable, for such Interest Period will not adequately and fairly reflect the cost to the Bank of making or maintaining the Term Loan comprising such Borrowing for such Interest Period; or

                  (c) The Bank determines (which determination shall be conclusive absent manifest error) that it would be illegal to conduct a Eurodollar Borrowing at the time in question; then the Bank shall give notice thereof to the Borrower by telephone or telecopy as promptly as practicable thereafter and, until the Bank notifies the Borrower that the circumstances giving rise to such notice no longer exist, any Borrowing shall be made as an LMI Borrowing.

        SECTION 2.13.  Increased Costs.
                       -----------------

        (a)     If any Change in Law shall:

                   (i) impose, modify or deem applicable any reserve, special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by, the Bank (except any such reserve requirement reflected in the Adjusted LIBO Rate); or

                   (ii) impose on the Bank or the London interbank market any other condition affecting this Agreement or a Eurodollar Loan or Eurodollar Borrowing made or created by the Bank, or any Letter of Credit; and the result of any of the foregoing shall be to increase the cost to the Bank of making or maintaining a Eurodollar Loan or Eurodollar Borrowing (or of maintaining its obligation to make such Loan or create any such Borrowing) or to increase the cost to the Bank of issuing or maintaining any Letter of Credit, or to reduce the amount of any sum received or receivable by the Bank (whether of principal, interest or otherwise), then the Borrower shall pay to the Bank such additional amount or amounts as will compensate the Bank for such additional costs incurred or reduction suffered.

                  (b) If the Bank determines that any Change in Law regarding capital requirements has or would have the effect of reducing the rate of return on the Bank's capital or on the capital of the Bank's holding company, if any, as a consequence of this Agreement or the Loans made, or the Letters of Credit issued, by the Bank, to a level below that which the Bank or the Bank's holding company could have achieved but for such Change in Law (taking into consideration the Bank's policies and the policies of the Bank's holding company with respect to capital adequacy), then from time to time the Borrower shall pay to the Bank such additional amount or amounts as will compensate the Bank or the Bank's holding company for any such reduction suffered.

                  (c) A certificate of the Bank setting forth the amount or amounts necessary to compensate the Bank or the Bank's holding company, as the case may be, as specified in paragraph (a) or (b ) of this Section shall be delivered to the Borrower and shall be conclusive absent manifest error. The Borrower shall pay the Bank the amount shown as due on any such certificate within 10 days after receipt thereof.

                  (d) Failure or delay on the part of the Bank to demand compensation pursuant to this Section shall not constitute a waiver of the Bank's right to demand such compensation; provided that the Borrower shall not be required to compensate the Bank pursuant to this Section for any increased costs or reductions incurred more than 270 days prior to the date that the Bank notifies the Borrower of the Change in Law giving rise to such increased costs or reductions and of the Bank's intention to claim compensation therefor; provided further that, if the Change in Law giving rise to such increased costs or reductions is retroactive, then the 270-day period referred to above shall be extended to include the period of retroactive effect thereof.

              SECTION 2.14.          Break Funding Payments. (a) In the event
                                     -----------------------
of (i) the payment of any principal of a Eurodollar Borrowing other than on the last day of an Interest Period applicable thereto (including, without limitation, as a result of an Event of Default or on account of any mandatory prepayment required hereunder); (ii) the conversion of a Eurodollar Borrowing to an LMI Borrowing other than on the last day of the Interest Period applicable thereto, or (iii) the failure to borrow, convert, continue or prepay any Loan (or other Borrowing, as applicable) on the date specified in any notice delivered pursuant hereto, then, in any such event, the Borrower shall compensate the Bank for the loss, cost and expense attributable to such event.

                           (b)      In the case of a Eurodollar Loan or
Borrowing, the aforesaid loss, cost or expense to the Bank shall be deemed to include an amount determined by the Bank to be the excess, if any, of (i) the amount of interest which would have accrued on the principal amount of such Loan or Borrowing had such event not occurred, at the Adjusted

LIBO Rate that would have been applicable to such Loan or Borrowing, for the period from the date of such event to the last day of the then current Interest Period therefor (or, in the case of a failure to borrow, convert or continue, for the period that would have been the Interest Period for such Loan or Borrowing), over (ii) the amount of interest which would accrue on such principal amount for such period at the interest rate which the Bank would bid, were it to bid, at the commencement of such period, for Dollar deposits of a comparable amount and period from other banks in the Eurodollar market. A certificate of the Bank setting forth any amount or amounts that the Bank is entitled to receive pursuant to this Section shall be delivered to the Borrower and shall be conclusive absent manifest error. The Borrower shall pay the Bank the amount shown as due on any such certificate (i) on the date of any payment or conversion described in Section 2.14(a)(i) or ~, and fill in the case of any event described in Section 2.14(c)(iii), within 10 days after the Borrower's receipt of such certificate.

        SECTION 2.15.   Taxes.
                        -------

                  (a) Any and all payments by or on account of any obligation of the Borrower hereunder shall be made free and clear of and without deduction for any Indemnified Taxes or Other Taxes; provided that if the Borrower shall be required to deduct any Indemnified Taxes or Other Taxes from such payments, then (i) the sum payable shall be increased as necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section) the Bank receives an amount equal to the sum it would have received had no such deductions been made, (ii) the Borrower shall make such deductions, and (iii) the Borrower shall pay the full amount deducted to the relevant Governmental Authority in accordance with applicable law.

                  (b) In addition, the Borrower shall pay any Other Taxes to the relevant Governmental Authority in accordance with applicable law.

                  (c) The Borrower shall indemnify the Bank, within 10 days after written demand therefor, for the full amount of any Indemnified Taxes or Other Taxes paid by the Bank on or with respect to any payment by or on account of any obligation of the Borrower hereunder (including Indemnified Taxes or Other Taxes imposed or asserted on or attributable to amounts payable under this Section) and any penalties, interest and reasonable expenses arising therefrom or with respect thereto, whether or not such Indemnified Taxes or Other Taxes were correctly or legally imposed or asserted by the relevant Governmental Authority. A certificate as to the amount of such payment or liability delivered to the Borrower by the Bank shall be conclusive absent manifest error.

                  (d) As soon as practicable after any payment of Indemnified Taxes or Other Taxes by the Borrower to a Governmental Authority, the Borrower shall deliver to the Bank the original or a certified copy of a receipt (if any) issued by such Governmental Authority evidencing such payment, a copy of the return (if any) reporting such payment or other evidence of such payment reasonably satisfactory to the Bank.

        SECTION 2.16.   Payments Generally; Application.
                        --------------------------------

                  (a) The Borrower shall make each payment required to be made by it hereunder (whether of principal, interest, fees or reimbursement of LC Disbursements, or of amounts payable under Section 2.13, 2.14 or 2.15, or otherwise) prior to 12:00 noon, New York City time, on the date when due, in immediately available funds, without set-off or counterclaim. Any amounts received after such time on any date may, in the discretion of the Bank, be deemed to have been received on the next succeeding Business Day for purposes of calculating interest thereon. All such payments shall be made to the Bank at its offices at 50 Main Street, White Plains, NY 10606, or another address of which the Borrower shall be notified in writing. If any payment hereunder shall be due on a day that is not a Business Day, the date for payment shall be extended to the next succeeding Business Day, and, in the case of any payment accruing interest, interest thereon shall be payable for the period of such extension. All payments hereunder shall be made in Dollars.

                  (b) If at any time insufficient funds are received by and available to the Bank to pay fully all amounts of principal, unreimbursed LC Disbursements, interest and fees then due hereunder, such funds shall be applied (i) first, towards payment of interest and fees then due hereunder, and
(ii) second, towards payment of principal and unreimbursed LC Disbursements then due hereunder.

III. REPRESENTATIONS AND WARRANTIES

         Each of the Obligors represents and warrants to the Bank that, as of the Effective Date, except where otherwise expressly stated:

         SECTION 3.01.              Organization. Powers. etc. The Borrower,
                                    --------------------------
Prime, North Ridge and each of the Original Corporate Guarantors: (i) is duly organized, validly existing and in good standing under the laws of the state of its organization, (ii) has the power and authority to own its properties and to carry on its business as intended to be conducted, (iii) is duly qualified to do business in every jurisdiction wherein the conduct of its business or the ownership of its properties are such that failure to so qualify could have a Material Adverse Effect, (iv) has the power to execute, deliver and perform this Agreement and the other Loan Documents to which it is a party, and (v) has the power to borrow, guaranty and to pledge assets to the extent contemplated under the Loan Documents. The Guarantors, Prime and North Ridge will derive direct and substantial benefit from the credit extended to the Borrower under this Agreement, and they are joining herein as a material inducement to the Bank to enter into this Agreement. The Delaware corporation known as G + C Alco/ Banco Inc. has been dissolved.

         Section 3.02.               Authorization of Borrowing, etc.
                                     --------------------------------
The execution, delivery and performance by each Obligor of this Agreement and the other Loan Documents to which it is a party, the grants of Collateral, the guaranties of the Original Corporate Guarantors, and the borrowings made by the Borrower as contemplated hereunder, have been duly authorized by all requisite corporate action. The execution and delivery of this Agreement and the other Loan Documents by each Obligor (as applicable) will not violate (i) any provision of law or any governmental rule or regulation applicable to the Borrower, Prime, North Ridge or any

Corporate Guarantor, including any net capital requirement affecting Prime or North Ridge and any provision of the Investment Advisers Act of 1940 affecting AFP, or the organizational documents of the Borrower, Prime, North Ridge or any Corporate Guarantor, or (ii) any order of any court or Governmental Authority binding on any Obligor, or any indenture, agreement or other instrument to which any Obligor is a party, or by which any Obligor, or any of its respective properties is bound, and will not be in conflict with, result in a breach of or constitute (with due notice and/or lapse of time) a default under any such indenture, agreement or other instrument, or result in the creation or imposition of any Lien of any nature whatsoever upon any of the property or assets of any Obligor other than as permitted by this Agreement. Each of this Agreement and the other Loan Documents, and all other documents, certificates or instruments related thereto are legal, valid and binding and enforceable against each of the Obligors, as applicable, in accordance with their terms.

         SECTION 3.03.              Financial Condition.       (a) The Borrower,
                                    --------------------
Prime, North Ridge and the Original Corporate Guarantors have heretofore furnished to the Bank the following financial statements:

        (i) Consolidated and consolidating balance sheets as of June 30, 2001 and statements of income and retained earnings, shareholders' equity and cash flow of the Borrower and its Subsidiaries for the fiscal year ending on June 30, 2001, audited by Arthur Andersen LLP, together with the accompanying management letter thereto;

        (ii) Financial statements of the Borrower and its Subsidiaries (on a consolidated basis), for the fiscal quarter ending on September 30, 2001, prepared by Chief Financial Officer of the Borrower, Prime, North Ridge and the Original Corporate Guarantors; and

        (iii) Financial projections for the Borrower and its Subsidiaries (on a consolidated basis) for each fiscal quarter of the fiscal year ending June 30, 2002, and for fiscal years 2003 and 2004.

        The financial statements referred to in clause (i) were prepared in conformity with Generally Accepted Accounting Principles, and present fairly and accurately the financial condition of the Borrower, Prime, North Ridge and the Original Corporate Guarantors, as of the date thereof. Such projections described in items (ii) and (iii) above were prepared in good faith and there is no reason to believe they are incorrect or misleading in any material respect.

                  (b ) The Individual Guarantors have each furnished to the Bank their personal financial statements, dated not earlier than June 30, 2001. Such statements were prepared in accordance with sound accounting practices and present fairly the financial condition of each of the Individual Guarantors as of the respective dates of such statements. Between the date hereof and the respective dates of such statements, no material adverse change has occurred in the financial condition of any Individual Guarantor.

                  (c) There is no obligation or liability, contingent or otherwise, of any Obligor which is material in amount and which is not reflected in the balance sheets or other financial statements referred to in the foregoing paragraphs (a) and (b) of this Section 3.03.

          SECTION 3.04.           Taxes.   There are no assessed deficiencies
                                  ------
resulting from Internal Revenue Service examinations of the Federal income tax returns of any Obligor. Each Obligor has filed or caused to be filed all Federal, state, local and other tax returns which are required to be filed, and has paid or have caused to be paid all taxes as shown on said returns or on any assessment received by it, to the extent that such taxes have become due.

          SECTION 3.05.             Title to Properties. Each Obligor has good
                                   ---------------------
and marketable title to (or valid, subsisting and enforceable leasehold interests in its respective properties and assets reflected on the applicable financial statements referred to in Sections 3.03(a) and 3.03(b) and, in the case of the Borrower, Prime, North Ridge and the Original Corporate Guarantors, all such properties and assets are free and clear of Liens, except for Permitted Encumbrances.

          SECTION 3.06.             Investigations; Litigation.
                                    ---------------------------
There are no actions, suits, proceedings or investigations (whether or not purportedly against or on behalf of any Obligor) pending or, to the knowledge of any Obligor, threatened against or affecting any Obligor at law or in equity or before or by any Governmental Authority ("Actions"), which involve any of the Transactions or any other transactions contemplated by any of the Loan Documents or the Travelers Subordinated Loan Documents, or which, if adversely determined against any Obligor or any other Person would be likely to result in a Material Adverse Effect, and no Obligor is in default with respect to any judgment, writ, injunction, decree, rule or regulation of any court or Govemmental Authority (including, but not limited to, the SEC, the NASD or the New York State Department of Labor), which would be likely to have a Material Adverse Effect. Schedule 3.06 hereto sets forth a true and accurate description of each pending or threatened Action. Unless otherwise indicated on Schedule ~ hereto, the Borrower, Prime, North Ridge and the Original Corporate Guarantors have established adequate reserves in respect of each such Action involving any of them, which reserves are reflected on the financial statements referred to in
Section 3.03(a).

         SECTION 3.07.              Agreements.
                                    -----------
No Obligor is a party to any agreement or instrument or subject to any charter or similar restriction, or to any judgment, order, writ, injunction, decree or regulation materially and adversely affecting its business, properties or assets, operations or condition (financial or otherwise). No Obligor, nor any other Person who is a party thereto, is in default in the material performance, observance or fulfillment of any of the obligations, covenants or conditions contained in (i) any of the Loan Documents, (ii) the Travelers Subordinated Loan Documents, or (iii) any other agreement or instrument to which any Obligor is a party which could reasonably be expected to constitute or to have a Material Adverse Effect. All material agreements to which the Borrower, Prime, North Ridge or an Original Corporate Guarantor is a party on the Effective
Date are in full force and effect, except as set forth on Schedule 3.07.

          SECTION 3.08.             Employee Benefit Plans.
                                    -----------------------
The Borrower, Prime, North Ridge and the Original Corporate Guarantors are in compliance in all material respects with the terms of any Plan maintained by any or all of them, and each such Plan complies in all material respects with the applicable provisions of the Internal Revenue Code and ERISA and the regulations and published interpretations thereunder. Within the times and in the manner prescribed by law, the Obligors have filed all returns (including Forms 5500) required by law for the said each such Plan. No ERISA Event has occurred with respect to any Plan administered by the Borrower, Prime, North Ridge or an Original Corporate Guarantor or any administrator designated by any of them. As of the Closing Date, there is no unfunded liability under any such Plan. None of the Borrower, Prime, North Ridge or any Original Corporate Guarantor has engaged in any prohibited transaction (within the meaning of Section 406 of ERISA or Section 4975 of the Internal Revenue Code, excluding any transactions which are exempt under Section 408 of ERISA or Section 4975 of the Internal Revenue Code) with respect to any Plan which any or all of the Borrower, Prime, North Ridge and the Original Corporate Guarantors maintain, or to which any or all of them contribute, which could subject any of them or any other Person to any material liability. There are no material actions, suits or claims pending (other than routine claims for benefits) or, to the best of the knowledge of the Obligors, any material actions, suits or claims (other than routine claims for benefits) which could reasonably be expected to be asserted, against any Plan maintained by any of them, the assets thereof, or against any of them in connection with any Plan.

        SECTION 3.09.   Federal Reserve Regulations.
                        ----------------------------
                  (a) No Obligor is engaged principally in, nor has as one of its important activities the business of, extending credit for the purpose of purchasing or carrying any "margin stock" (within the meaning of Regulation U of the Board as amended to the date hereof). If requested by the Bank at any time, each Obligor will furnish to the Bank such a statement on Federal Reserve Form U-l.

                  (b) No part of the proceeds of any of the Loans will be used, whether directly or indirectly, and whether immediately, incidentally or ultimately (i) in violation of the said Regulation U, to purchase or to carry margin stock or to extend credit to others for the purpose of purchasing or carrying margin stock, or to refund Indebtedness originally incurred for such purpose, or (ii)for any purpose which violates or is inconsistent with the provisions of the Regulations T or X of the Board.

         SECTION 3.10.  Governmental and Third-Partv Approval; Licenses.
                        -------------------------------------------------
Except as set forth on Schedule 3.10, no registration with or consent or approval of, or other action by, any Govemmental Authority or any other
Person is required in connection with (i) the execution, delivery and performance of this Agreement and the other Loan Documents by any Obligor (including the grant of a first priority security interest (subject only to Permitted Encumbrances) in the Collateral thereunder), (ii) the borrowings with respect to the Loans, or (iii) the credit extended under the Letters of Credit. Each Obligor possesses all licenses, permits, certificates, approvals and the like ("Licenses") necessary for the lawful operation of its businesses. All such Licenses are in full force and effect and, to the knowledge of the Obligors, there exists no threat of a revocation or suspension of any of the Licenses.

         SECTION 3.11.              Subsidiaries/Affiliates. There is no
                                    ------------------------
Subsidiary or Affiliate of any Obligor other than as set forth on Schedule 3.11.
Schedule 3.11 is a correct and complete list of all such Subsidiaries and Affiliates showing as to each Subsidiary and Affiliate, its name, the jurisdiction of its incorporation or formation and the percentages of its outstanding shares or interests owned by any Obligor, or by any other Affiliate or Subsidiary, respectively. Except for Prime, Prime Management, North Ridge, North Management and AFP, none of the Subsidiaries of the Borrower (including
GTAX) has any material assets such that the loss of a substantial portion of the combined assets of all such other Subsidiaries would be likely to have a Material Adverse Effect.

          SECTION 3.12.             Ownership.
                                    ----------
        Schedule 3.12 sets forth the ownership structure of the Borrower, Prime, North Ridge and the Original Corporate Guarantors and each of their Subsidiaries and Affiliates, as of the Effective Date.

         SECTION 3.13.              Compliance with Applicable Laws.
                                    -------------------------------
Each Obligor is in compliance with the requirements of all applicable laws, rules, regulations and orders of any Governmental Authority applicable to it (including, without 1imitation, all Environmental Laws, OSHA, any rules and regulations of the FTC, the Internal Revenue Service, the SEC, and the NASD, and, any laws, rules and regulations pertaining to the sale of insurance and/or other products on behalf of Travelers), the breach of which could reasonably be expected to have a Material Adverse Effect. AFP is in compliance, in all material respects, with the Investment Advisers Act of 1940.

         SECTION 3.14.              Loans to Affiliates.
                                   ---------------------
Schedule 3.14 sets forth all loans and/or advances made (i) by any Obligor to any other Obligor or to any Subsidiary or Affiliate of any Obligor, or (ii) by any such Subsidiary or Affiliate to any Obligor, as of the Effective Date.

         SECTION 3.15.              Schedules. All of the information which is
                                    ----------
required to be scheduled to this Agreement is correct and accurate in all respects.

         SECTION 3.16.              Investment and Holding Company Status.
                                   ---------------------------------------
No Obligor is (a) an "investment company" as defined in, or subject to regulation under, the Investment Company Act of 1940, or (b) a "holding company" as defined in, or subject to regulation under, the Public Utility Holding Company Act of 1935.

         SECTION 3.17.              Solvency, etc. (i) The fair value of each
                                   ----------------
Obligor's assets will exceed its Indebtedness and other liabilities; (ii) the present fair saleable value of the property of each Obligor wil1 be greater than the respective amount required to pay the probable liability of its respective Indebtedness and other liabilities, as such Indebtedness and other liabilities mature; (iii) each Obligor is solvent, and will be able to pay its Indebtedness and other liabilities as they mature; and (iv) the Borrower, Prime, North Ridge and each Original

Corporate Guarantor has and will continue to have (for the foreseeable future) capital reasonably sufficient to carry on its respective business as presently constituted.

        SECTION 3.18.             Intellectual Property.
                                  ----------------------
The Borrower, Prime, North Ridge and each Original Corporate Guarantor possesses all Intellectual Property required or desirable to conduct its respective businesses as now operated or as contemplated hereunder to be operated (i) without conflict with or infringement upon any valid rights of others, and (ii) free and clear of any and all Liens or claims, other than Permitted Encumbrances. A complete list of all Intellectual Property of the Borrower, Prime, North Ridge and each Original Corporate Guarantor on the Effective Date is set forth on Schedule 3.18. No Obligor has received any written notice of a claim of infringement upon or conflict with the asserted rights of any other Person with respect to any Intellectual Property. Except as set forth on Schedule 3.18, on the Effective Date there are no outstanding options, licenses, or agreements of any kind relating to the Intellectual Property of any Obligor, nor is any Obligor bound by or a party to any such option, license or agreement of any kind unless the same is disclosed on
Schedule 3.18. No officer or employee (who is not an Individual Guarantor) of the Borrower, Prime, North Ridge or an Original Corporate Guarantor has any interest in any Patents and Patent Applications, Trademarks, copyrights, trade secrets, information, proprietary rights and processes owned or used by any of the Obligors.

         SECTION 3.19.              Use of Proceeds.
                                    -----------------
The proceeds of the Term Loan are being used for closing costs associated with the Loans and certain amendments to the Travelers Subordinated Loan Documents, and to refinance (i) certain Indebtedness of the Borrower to European American Bank, (ii) certain Indebtedness incurred in the acquisition of North Ridge by the Borrower, and (iii) a portion of the costs incurred in developing and launching an "eI040" product. The Revolving Credit Loans shall be used initially for the same purposes, and thereafter to provide working capital for the Borrower.

         SECTION 3.20.              Labor Relations.
                                   -----------------

Except as set forth on Schedule 3.20, none of the Borrower, Prime, North Ridge and the Original Corporate Guarantors is a party to any collective bargaining agreement on the Effective Date. There are no lockouts, strikes, material labor disputes or other material controversies pending between anyone or more of the Borrower, Prime, North Ridge and the Original Corporate Guarantors and any of their respective employees, which in the aggregate, could reasonably be expected to have a Material Adverse Effect.

         SECTION 3.21.             Leases.
                                  --------

Schedule 3.21 is a true and complete schedule of all Leasehold Property and all operating leases and subleases and other leases and tenancies of any kind which affect any real property of the Borrower, Prime, North Ridge or an Original Corporate Guarantor. Except as set forth on Schedule 3.21, the Borrower, Prime, North Ridge and the Original Corporate Guarantors enjoy peaceful undisturbed possession under such leases and subleases and the same are valid and subsisting and are not in default beyond applicable periods of notice and grace, nor has any Obligor received any written notice of its default under any thereof, except as set forth in Schedule 3.21. There is no reason to believe that the making of any of the Loan Documents will cause a default under any lease or sublease, or under any lease for equipment or other personal property to which the Borrower, Prime, North Ridge or an Original Corporate Guarantor is a party.

         SECTION 3.22.              Distribution and Service Agreements.
                                    ------------------------------------
Schedule 3.22 sets forth all agreements with respect to the distribution of any goods or the performance of any service by any Obligor to which agreements any Obligor is a party, and identifies which of such agreements are only assignable by the respective Obligor (to the Bank, as Collateral or otherwise) with the consent of a Person other than an Obligor.

         SECTION 3.23.              Other Contracts.
                                    ----------------
Schedule 3.23 is a true and complete schedule of all material agreements of any kind which are binding upon the Borrower, Prime, North Ridge or an Original Corporate Guarantor, other than the Loan Documents, the Travelers Subordinated Loan Documents, the Investor Subordinated Loan Documents, insurance policies, and the agreements scheduled pursuant to Sections 3.10.3.18.3.20.3.21, 3.22.
3.28 or 3.30, or the management agreements referred to in Section 3.31.

         SECTION 3.24.              Full Disclosure.
                                   ------------------
The representations and warranties made in this Agreement and the other Loan Documents present a true and complete picture of all material facts and circumstances pertaining to each of the Obligors, the Collateral, the Travelers Subordinated Loan Documents, the Investor Subordinated Loan Documents, the Travelers Subordinated Debt, and the Investor Subordinated Debt which might in any way reasonably be expected to bear upon the Bank's credit decision-making with respect to the Loans and the Letters of Credit; and there is no fact or circumstance which might in any way reasonably be expected to have such a bearing which is omitted from or not addressed by the Loan Documents, or which is not truly and completely represented therein by the Obligors. All information heretofore or contemporaneously herewith furnished in writing by any Obligor to the Bank for purposes of or in connection with this Agreement and the Transactions is, and all written information hereafter furnished by or on behalf of any Obligor to the Bank pursuant hereto or in connection herewith will be, true and accurate in every material respect on the date as of which such information is dated or certified, and none of such information is or will be incomplete by omitting to state any material fact necessary to make such information not misleading in light of the circumstances under which made (it being recognized by the Bank that any projections and forecasts so provided are based on good faith estimates and assumptions believed by the Obligors to be reasonable as of the date of the applicable projections or assumptions, and that actual results during the period or periods covered by any such projections and forecasts may differ from projected or forecasted results).

          SECTION 3.25.             Insurance. Schedule 3.25 sets forth a
                                    ----------
summary of the Life Insurance Policies and all other insurance policies maintained by the Borrower or by Prime, North Ridge or any Original Corporate Guarantor as of the Effective Date. Such insurance (other than the Life Insurance Policies) is in amounts and of a nature as is customarily maintained by Persons conducting operations similar to that of the Borrower, Prime, North Ridge and the Original Corporate Guarantors, and is with insurance carriers who are rated A.M. Best Company's Rating Service as "A" or better, or is otherwise reasonably satisfactory to the Bank.

          SECTION 3.26.             Bank Accounts. Schedule 3.26
                                   -----------------------------
lists, as of the Effective Date and immediately prior thereto, all of the bank, brokerage and other accounts where each Obligor maintains any of its respective assets on deposit, for safekeeping or as collateral, whether in the form of cash, cash equivalent investments, marketable securities or otherwise.

          SECTION 3.27.             Retiree Health and Life Insurance Benefits.
                                    -------------------------------------------
Except as described in Schedule 3.27, no retiree health or retiree life insurance benefits are provided under the terms of any Plan that is maintained, or otherwise contributed to, by the Borrower or by Prime, North Ridge or any Original Corporate Guarantor for the benefit of employees (including, without limitation, any retired employees), except as may be required by law.

          SECTION 3.28.             Employment Agreements. Non-Compete
Agreements, etc.                  --------------------------------------------
-----------------   Schedule 3.28 sets forth all employment and non-compete
agreements with any management personnel of the Borrower, Prime, North Ridge and the Original Corporate Guarantors, (ii) agreements among the holders of capital stock or other interests (including options and warrants) of any of the Borrower, Prime, North Ridge and the Original Corporate Guarantors, (iii) any and all consulting agreements to which any Obligor is a party; and (iv) any stock option plans, phantom stock incentive programs and similar arrangements provided by the Borrower or by Prime, North Ridge or an Original Corporate Guarantor to any Person, in each case as the same will be in effect on and after the Closing Date.

         SECTION 3.29.              Foreign Assets.
                                    ---------------
No Obligor has any material assets which are located outside of the United States or which are regulated in any material way by the laws of any country other than the United States.

         SECTION 3.30.              Notes. Instruments. etc. No Obligor is
                                    ------------------------
the holder of any note or other instrument evidencing any Indebtedness of any Person, and no Obligor is a secured party or pledgee of any assets of any Person, except as set forth on Schedule 3.30.

         SECTION 3.31.              Management Information Systems.
                                    -------------------------------
The computer and management information systems of each of the Obligors are, and with ordinary maintenance will continue to be, sufficient to permit each Obligor to conduct its businesses without a Material Adverse Effect.

         SECTION 3.32.              Management Contracts.
                                   -----------------------
Annexed hereto as Exhibits B-l and B-2, respectively, are true and complete copies of the management contracts between Prime and Prime Management, and North Ridge and North Management. These contracts are in full force and effect in accordance with their terms.

         SECTION 3.33.              Helen K. White. The UCC-l filed by The
                                    ---------------
Adirondeck Trust Company against Helen K. White D/B/ A Prime Financial Services, at the Department of State in Albany, New York under No.176700 on September 1, 1999, does not refer to or perfect any Lien on any assets of Prime or of Prime Management.

IV.CONDITIONS OF LENDING

         SECTION 4.01.              Effective Date.         The obligations of
                                    ----------------
the Bank to make Revolving Credit Loans or the Term Loan, and to issue Letters of Credit hereunder, shall not become effective until the date on which each of the following conditions is satisfied (or waived in accordance with Section 9.02); all documents of any kind listed below shall be in form and substance satisfactory to the Bank in its sole discretion:

                  (a) Counterparts of Agreement. The Bank shall have received
                     ----------------------------
from each party hereto a counterpart of this Agreement signed on behalf of such party.

                  (b) Notes. The Bank shall have received a duly completed and
                      ------
executed promissory note of each applicable Class.

                  (c) Guaranty of Payment. The Bank shall have received a
                      --------------------
Guaranty of Payment duly executed by the Individual Guarantors and the Original Corporate Guarantors.

                 (d)  Intentionally omitted.
                      ----------------------

                 (e)  Organizational Structure. The Bank shall have reviewed,
                      -------------------------
and shall be satisfied with, the Borrower's, Prime's, North Ridge's and each Original Corporate Guarantor's state and federal tax assumptions, and the ownership, capital, solvency, organization and structure of the Borrower, Prime, North Ridge and the Original Corporate Guarantors.

                  (f)      Resolutions. Certified copies of resolutions of the
                           ------------
boards of directors of the Borrower, Prime, North Ridge, and each Original Corporate Guarantor, and of all of the shareholders of each such Person, authorizing such Person's respective execution, delivery and performance of this Agreement, the Notes and the other Loan Documents to which it is a party.

                  (g)      Good Standing Certificates, Organizational
                           ------------------------------------------
Documents, Consents, etc.
---------------------------
Corporate good standing certificates for the Borrower, Prime, North Ridge, Prime Management, North Management and AFP, certified copies of all organization documents of each of them, and any amendments thereto, and true copies of any documents evidencing aIl necessary third-party consents and governmental approvals (if any) required for the execution, delivery and performance by the Obligors of this Agreement and the other Loan Documents.

                  (h)      Incumbency and Signature Certificates.
                           --------------------------------------
A certificate of an officer of the Borrower, Prime, North Ridge and each Original Corporate Guarantor, certifying the names of the Person(s) authorized to sign the Loan Documents to which such Person is a party, together with a sample of the true signature of each such authorized signatory (it being understood that the Bank may conclusively rely on each such certificate until formally advised by a like certificate of any changes therein).

                  (i)     Security Interests in Personal and Mixed Property.
                          ----------------------------------------------------
To the extent not otherwise satisfied pursuant to other provisions of this
Section 4.01, the Bank shall have received evidence satisfactory to it that the Obligors shall have taken or caused to be taken all such actions, executed and delivered or caused to be executed and delivered all such agreements; documents and instruments, and made or caused to be made all such filings and recordings ( other than the filing or recording of items described in clauses (iii) and (iv) below) that may be necessary or, in the opinion of the Bank, desirable in order to create in favor of the Bank, a valid and (upon such filing and recording) perfected first priority security interest in all of the Collateral, subject only to Permitted Encumbrances. Such actions and documents (which shall be in form acceptable to the Bank in its sole discretion), shall include, without limitation, the following:

        (i) Collateral Documents. All of the Collateral Documents duly executed by the applicable Obligor(s) and, where applicable, as set forth in clauses
(ii), (iv) and (vi) of this Section 4.01(i);

        (ii) Instruments. All promissory notes or other instruments (duly endorsed, where appropriate, in a manner satisfactory to the Bank) evidencing or constituting any Collateral;

        (iii) Lien Searches and UCC Termination or Assignment Statements. (A) The written results of a recent search, by one or more Persons satisfactory to the Bank, of all effective UCC financing statements and all judgment and tax lien filings which may have been made with respect to any personal or mixed property of the Borrower, Prime, Prime Management, North Ridge, North Management and AFP, or with respect to any of the Collateral owned by any of the Borrower, Prime, North Ridge or any Original Corporate Guarantor, together with copies of all such filings disclosed by such search, and (B) UCC termination or assignment statements (as determined by the Bank) duly executed by all applicable Persons for filing in all applicable jurisdictions as may be necessary to terminate or assign any effective UCC financing statements disclosed in such search (other than any such financing statements in respect of Permitted Encumbrances), including, without limitation, UCC assignment statements duly executed by European American Bank;

        (iv) UCC Financing Statements. UCC financing statements with respect to all personal and mixed property Collateral granted by the Borrower and the Original Corporate Guarantors, for filing in all jurisdictions as may be necessary or, in the opinion of the Bank, desirable to perfect the security interests created in such Collateral;

        (v) Subordination Agreements. The Subordination Agreements (and all notes required to be delivered to the Bank thereunder), duly executed (or endorsed in the case of such notes) by Travelers, the parties to the Investor Subordination Agreements (other than the Bank), and the Bank, and acknowledged by the Obligors where such agreements so require.

        (vi) Assignments of Life Insurance. The Assignments of Life Insurance with respect to JC and TP, duly executed by the owner of each such Life Insurance Policy and all beneficiaries thereunder, together with the original Life Insurance Policies with respect to JC and TP and evidence that all premiums thereon have been paid to date.

                  a)       Federal Tax Lien. Payment shall have been made on
                           -----------------
account of all sums secured by a Federal tax lien filed against the Borrower on November 14, 2001 at the Department of State in Albany, New York under File No. 223002 (in the stated amount of $128,482.39).

                  (k)      Environmental Reports. If requested by the Bank, the
                           ----------------------
Bank shall have received copies of all existing reports and other information regarding environmental matters relating to any or all real property of the Borrower, Prime, North Ridge or any Original Corporate Guarantor, and the Bank shall be reasonably satisfied that none of such real property poses any material risk of Environmental Liability for any Obligor.

                 (1)      Evidence of Insurance. The Bank shall have received a
                          ----------------------
certificate or certificates from the insurance agent(s) for the Borrower, Prime, North Ridge and the Original Corporate Guarantors, or other evidence satisfactory to the Bank that all insurance referred to in Section 3.25
(other than the Life Insurance Policies) is in full force and effect and that with respect to any casualty insurance, the Bank has been named as an additional insured and loss payee thereunder.

                  (m)      Management: Employment and Consulting Contracts. The
                           -----------------------------------------------
Bank shall have received copies of, and shall be satisfied with, the form and substance of any and all agreements required to be set forth on Schedule 3.28.

                  (n)      Necessary Governmental Authorizations and Consents.
                          -----------------------------------------------------
The Obligors have obtained all permits, licenses, authorizations or consents from all Governmental Authorities and all consents of other Persons which are necessary or advisable in connection with any and all of the Transactions, and each of the foregoing shall be in full force and effect.

                  (o)      Financial Statements. The Bank shall have received
                          ----------------------
from all of the Obligors the financial statements referred to in Section 3.03
(a) and (b) at least ten (10) days prior to the Closing Date, and the same shall not be inconsistent with the information previously provided to the Bank.

                  (p) Schedules. The Bank shall have received all schedules
                      ----------
hereto, duly completed and in form acceptable to the Bank.

                  (q)      Opinion of Counsel to the Obligors. The Bank shall
                           ------------------------------------
have received a favorable written opinion (addressed to the Bank and dated the Closing Date) of counsel to the Obligors, covering all such matters relating
(i) to the Obligors, this Agreement, the other Loan Documents and the Transactions, as the Bank shall request; and (ii) to the binding effect and enforceability of the Subordination Agreements with respect to the Obligors (to the extent they are joined therein).

                  (r)      Compliance with All Laws. Evidence satisfactory to
                           --------------------------
the Bank that all Federal, state and foreign laws and regulations applicable to any of the Obligors have been complied with in all material respects, including, without limitation, all Environmental Laws, ERISA, OSHA, and all rules and regulations of the FTC, the Internal Revenue Service, the SEC and the NASD, and any laws, rules and regulations pertaining to the sale of insurance and/or other products on behalf of Travelers.


                (s)        Intentionally omitted.
                           ----------------------

               (t)        Fees and Expenses. The Bank shall have received all
                          -------------------
fees and other amounts due and payable to Bank and other Persons on or prior to the Effective Date, including, to the extent invoiced, reimbursement or payment for the valuation report referred to in paragraph (v) below, search fees, all fees and expenses of the Bank's counsel and all other out-of-pocket expenses required to be reimbursed or paid by the Borrower hereunder.

               (u)      Other Documents. The Bank shall have received all
                        ----------------
material contracts (other than those referred to above in this Section 4.01) and such other documents as the Bank shall have reasonably requested.

               (v)      Valuation. The Bank shall have received and approved
                       ------------
a report of the valuation of some or all of the Collateral performed for the Bank in October of 2001.

               (w)    Intentionally omitted.
                      -----------------------

               (x)    Both Loans Must Close. The Bank will not be obligated
                      ----------------------
to make the Term Loan or the first Revolving Credit Loan unless both Loans close simultaneously,

         SECTION 4.02.   Each Extension of Credit. The obligation of the Bank
                         --------------------------
to make any Loan or to issue, amend, renew or extend any Letter of Credit, is subject to the satisfaction of the following conditions:

                  (a)      Representations and Warranties. The representations
                           -------------------------------
and warranties of each Obligor set forth in this Agreement and the other Loan Documents remain true and correct on and as of the date of such Loan, or (as applicable) the date of issuance, amendment, renewal or extension of such Letter of Credit, both before and after giving effect thereto and to the use of the proceeds thereof, or if no longer true and correct, any material change therein shall have been disclosed to the Bank in writing and approved by the Bank in its good faith discretion.

                  (b)      No Defaults. At the time of and immediately after
                          -------------
giving effect to such Loan, or (as applicable) the date of issuance, amendment, renewal or extension of such Letter of Credit, no Event of Default or Unmatured Event of Default shall have occurred and be continuing.

                 (c)      No Material Adverse Effect. There shall have occurred
                          ---------------------------
no Material Adverse Effect since the Effective Date (in the reasonable opinion of the Bank).

                 (d)     Confirmatory Certificate. If requested by the Bank,
                         -------------------------
the Bank shall have received a certificate dated the date of such requested Loan or Letter of Credit (or amendment, renewal or extension thereof) and signed by the Chief Financial Officer of the Borrower as to the matters set out in Sections 4.02(a), (b) and (c) (it being understood that each request by the Borrower for the making of a Loan or the issuance, renewal, amendment or extension of a Letter of Credit shall be deemed to constitute a warranty by the Borrower that the conditions precedent ~et forth in Section 4.01 and Sections 4.02(a), (b) and (c) will be satisfied at the time of the making of such Loan or the issuance, renewal, amendment or extension of such Letter of Credit), together with such other documents, if any, as the Bank may reasonably request in support thereof.

                  (e)      Borrowing Request. The Bank shall have received a
                           ------------------
duly completed Borrowing Request or (as applicable) the items required under
Section 2.04(b), and the Borrower shall have otherwise complied with Sections
2.03 and 2.04, as applicable.

        V.      AFFIRMATIVE COVENANTS

         Each of the Obligors covenants and agrees with the Bank that, until the Commitment has terminated and so long as any of the obligations of any Obligor under this Agreement or any of the other Loan Documents, shall remain unpaid, unperformed or unsatisfied in any way, each of them shall (as applicable):

          SECTION 5.01.             Existence, Properties, etc.
                                    -----------------------------------
At the Borrower's, the Broker/Dealers' and the Corporate Guarantors' sole expense: (a) Do or cause to be done, all things necessary to preserve and keep in fu11 force and effect the Borrower's and each Broker/Dealer's and Corporate Guarantor's respective existence as a corporation; (b) at all times maintain, preserve and protect all Licenses; and (c) preserve all Intellectual Property and other property used or useful in the conduct of the business of the Borrower and each Broker/Dealer and Corporate Guarantor and keep the same in the repair, working order and condition, required under the Security Agreement; and ( d) at all times maintain, in addition to the insurance required of the Borrower and the Corporate Guarantors under the Security Agreement, such other insurance with respect to the Borrower, each Broker/Dealer and Corporate Guarantor as may be required by law, as is usually maintained by Persons in a similar business, or as may otherwise be reasonably required in writing by the Bank. All insurance required under this Agreement shall be issued by insurers acceptable to the Bank pursuant to policies acceptable to the Bank, which shall name the Bank as an additional insured and loss payee where the Bank so requests.

          SECTION 5.02.             Payment of Indebtedness, Taxes. etc.
                                    ------------------------------------
(a) Subject to the Subordination Agreements, pay all of the Obligors' respective Indebtedness, including all principal and interest on all notes and other obligations whether now existing or hereafter arising, as and when due and payable, and (b) pay and discharge or cause to be paid and discharged promptly all Taxes imposed on each Obligor, or upon any of its respective property, real, personal or mixed, or upon any part thereof, before the same shall become delinquent, as well as all lawful claims for labor, materials and supplies or otherwise which, if unpaid, might become a lien or charge upon such properties or any part thereof; provided, however, that except for a tax, charge, assessment, levy or claim with respect to any part of the Collateral, the Obligors shall not be required to pay and discharge or cause to be paid and discharged any such tax, assessment, charge, levy or claim so long as the validity thereof shall be contested in good faith by appropriate proceedings on terms satisfactory to the Bank, and if the Obligor in question is the Borrower, a Broker/Dealer or a Corporate Guarantor, it shall have set aside (on its books) adequate reserves (determined in accordance with Generally Accepted Accounting Principles) with respect to any such Tax so contested.

         SECTION 5.03.              Financial Statements, Reports, etc.
                                    ------------------------------------
Furnish to the Bank the following, which must be in form satisfactory to the
Bank:

                  (a) Within 90 days after the end of each fiscal year of the Borrower and the Corporate Guarantors, a consolidated and consolidating balance sheet of the Borrower and its Subsidiaries (including Prime and North Ridge) as of the end of such fiscal year and a consolidated and consolidating income statement and statement of cash flow of the Borrower and its Subsidiaries (including Prime and North Ridge) for such year, together with all supporting schedules and statements prepared in reasonable detail and specifically in such detail so as to include all data required to calculate compliance with Sections 6.11. 6.12, and 6.13, audited and certified by independent certified public accountants of recognized standing and acceptable to the Bank (the "Auditor"; the Bank hereby agreeing that Arthur Andersen, LLP is, at the present time, acceptable as the Auditor), and prepared in each case in accordance with Generally Accepted Accounting Principles. The Bank agrees that the audit contemplated by this paragraph will be on a consolidated and not on a stand-alone basis, except with respect to Prime and North Ridge (which shall be audited on a stand-alone basis);

                  (b) Within 45 days after the end of each fiscal quarter of each fiscal year of the Borrower, each Broker/Dealer and each Corporate Guarantor, a consolidated and consolidating balance sheet of the Borrower and its Subsidiaries (including Prime and North Ridge) as of the end of such quarter and a consolidated and consolidating income statement and ;statement of cash flow of the Borrower and its Subsidiaries (including Prime and North Ridge) for such quarter and the portion of the fiscal year through such date, together with all supporting schedules, setting forth in each case in comparative form the figures for the corresponding period or periods of (or in the case of the balance sheet, as of the end of) the previous fiscal year, which statements shall be prepared in such detail so as to include aIl data required to calculate compliance with Sections 6.11,6.12. and 6.13, all compiled by the Chief Financial Officer of the Borrower, the Broker/Dealers and the Corporate Guarantors or by the Auditor and certified by such Chief Financial Officer, and prepared in accordance with Generally Accepted Accounting Principles; provided, however, that the accurancy of such statements with respect to the fourth fiscal quarter of any fiscal year will be subject to the effect of any subsequent audit and related year end adjustments;

                   (c) (i) With each delivery required by subsection (a) above, an unqualified opinion and certificate of the Auditor; and (ii) with each delivery required by paragraph (a) and paragraph (b ) above, a certificate signed by the Auditor (in the case of statements delivered pursuant to paragraph (a) above) or the Chief Financial Officer of the Borrower, the Broker/Dealers and the Corporate Guarantors (in the case of the statements delivered to paragraph (b) above) stating whether or not, as of the close of such fiscal quarter or fiscal year (as applicable), each of the Borrower, the Broker/Dealers and the Corporate Guarantors (A) were in compliance with Sections 6.11, 6.12, and 6.13, and showing computations as to such compliance; and (B) were in compliance with all of the other covenants set forth in this Agreement, and if the Auditor or such Chief Financial Officer, as applicable, shall have obtained knowledge of any such default or non-compliance, it shall disclose the same in such certificate, whether or not the same shall constitute an Event of Default or Unmatured Event of Default;

                (d) A copy of any management letter prepared by the Auditor in connection with the financial statements furnished to the Bank pursuant to subsection (a) hereof, in the event any such management letter is prepared;

                (e) At least every 16 months, a personal financial statement for each of the Individual Guarantors, prepared on the Bank's standard form or another form approved by the Bank, and certified by each Individual Guarantor, respectively, as true and complete;

                  (f) Within 30 days after each filing thereof, copies of all federal and state income tax returns of each Individual Guarantor and each extension filed with respect to any such return, all certified as true and complete by the respective Individual Guarantor;

                  (g) From time to time, such other information and/or reports regarding the operations, business affairs and financial condition of each Obligor as the Bank may reasonably request;

                  (h) All reports and forms filed with respect to any Plan, except as filed in the normal course of business and which would not be likely to result in an ERISA Event, together with a statement explaining the details related to any ERISA Event;

                  (i) As soon as available, but in any event not later than 90 days after the beginning of each fiscal year, financial projections for the Borrower, the Broker/Dealers and the Corporate Guarantors for each fiscal quarter of such fiscal year and on an annual basis for each of the next two fiscal years, together with supporting assumptions which are reasonable when made, all prepared in good faith, in reasonable detail, consistent with the past practices in preparing projections approved by the Bank, and otherwise satisfactory in scope to the Bank in its sole and reasonable discretion; and

                  a) Promptly after the filing (or equivalent) thereof, copies of any documents furnished to the SEC, NASD or to any other Governmental Authority, unless the same are filed in the normal course of business, are not in and of themselves material or pertaining to a matter which is material and do not disclose any material information.

          SECTION 5.04.             Access to Premises and Records.
                                   --------------------------------
Maintain financial records in accordance with Generally Accepted Accounting Principles and permit internal or external consultants of the Bank or similar representatives of the Bank to have reasonable access to the financial records and other records of the Obligors and the properties of the Borrower, the Broker/Dealers and the Corporate Guarantor during business hours, upon at least one day's prior notice; and permit such consultants or representatives to make such excerpts from such records and to conduct such audits of the Collateral and such books and records hereinafter provided and as such representatives reasonably deem necessary. Each Obligor shall also discuss its finances and other matters with the Bank, and cause its accountants (and, where applicable, officers) to do the same.

         SECTION 5.05.              Notice   of Adverse  Change or
                                   --------- ----------- ------ --
Change  in  Management Contract(s). Promptly notify the Bank in writing of:
------  --  ---------- ------------
(i) any change in the business, licensing status, operations or financial condition of any Obligor, or of any other development relating to any Obligor which could have a Material Adverse Effect, disclosing the nature thereof, including any such change or development which could reasonably be expected to cause a breach of a financial covenant hereunder (i.e., not wait for the effect of such change or development to manifest itself on the next required financial statements under Section 5.03); and (ii) any amendment or modification of any kind of any management contract to which any Broker/Dealer or any other Corporate Guarantor is a party.

         SECTION 5.06.              Notice of Default.       In the event any
                                    ------------------
Obligor knows of any Event of Default or Unmatured Event of Default, or knows of a material default, beyond applicable periods of notice and grace, under any other agreement (including any Travelers Subordinated Loan Document) to which any Obligor is a party, promptly furnish to the Bank a written statement as to such occurrence, specifying the nature and extent thereof and the action (if any) which is proposed to be taken with respect thereto.

         SECTION 5.07.               Investigation or Litigation Notice.
                                     -----------------------------------
Give the Bank prompt written notice of any Action, or any or audit which, if adversely determined against any Obligor on the basis of the allegations and information set forth in the complaint or other notice of such Action or such audit, or in the amendments thereof or thereto, if any, would (i) materially impair the right or ability of any Obligor to carry on its business substantially as now conducted, or (ii) materially and adversely affect the business, operations, properties, assets, prospects or condition, financial or otherwise, of any Obligor.

          SECTION 5.08.             ERISA Reports. (a) Give the Bank at least
                                    ---------------
10 Business Days prior notice of the creation of any Plan; (b) comply in all material respects with the applicable provisions of ERISA affecting any such Plan; and (c) furnish to the Bank (i) as soon as possible, and in any event within ten days after any Obligor knows or has reason to know that any ERISA Event has occurred, a statement of the Chief Financial Officer of the Borrower, a Broker/Dealer or a Corporate Guarantor setting forth the details as to such ERISA Event, if any, given to the PBGC, and (ii) promptly after receipt thereof, a copy of any notice it may receive from the PBGC relating to the intention of the PBGC to terminate any Plan or to appoint a trustee to administer any Plan.

          SECTION 5.09.             Compliance with Applicable Laws, Agreements.
                                    -------------------------------------------
etc.             Comply with the requirements of all applicable laws, rules,
----
regulations and orders of any Governmental Authority, including, without limitation, OSHA, Environmental Laws, and any rules and regulations of the FTC, the Internal Revenue Service, or the SEC or NASD. Comply with the Loan Documents, and comply with any other agreements or contracts, the breach of which would be likely to have a Material Adverse Effect.

          SECTION 5.10.             Subsidiaries as Guarantors. Upon its
          --------------
formation or acquisition (subject, in the case of a Broker/Dealer, to the limitation set forth in Section 6.02), cause any Subsidiary (of any Obligor) organized or acquired after the Closing Date to become a guarantor (i.e., an additional "Guarantor") with respect to the obligations of the Borrower under this Agreement and the other Loan Documents to which the Borrower is party, pursuant to documentation acceptable to the Bank, and cause any such Subsidiary (even a Broker/Dealer who cannot become a Guarantor) to enter into documentation which shall, among other things, include a joinder in or an amendment to an existing Guaranty of Payment (or a new Guaranty of Payment) unless such new Subsidiary is a Broker/Dealer that is not required to guaranty as aforesaid, this Agreement and the other Loan Documents, certified resolutions and a good standing certificate, and which documentation shall, among other things, also require (i) such Subsidiary to pledge and assign (and mortgage, where applicable) all of its assets as Collateral to the Bank to secure its obligations as a "Guarantor" (unless such Subsidiary is a Broker/Dealer and it is legally infeasible to do so), (ii) any Obligor and/or any other Person who owns an equity interest in such Subsidiary to pledge such interest to the Bank, pursuant to one or more agreements substantially the same as the Pledge Agreement, unless such Subsidiary is an "investment advisor" within the meaning of the Investment Advisers Act of 1940 and it is legally infeasible to do (as is the case with AFP), and (iii) require such Subsidiary to make the same representations, warranties and covenants as Prime, North Ridge and the Original Corporate Guarantors, mutatis mutandis. None of the foregoing shall be construed as a waiver of the requirement for the Bank's consent where it is required under Section 6.02.

         SECTION 5.11.              Licenses;    Intellectual    Property.
                                    -----------  --------------  ----------
Maintain all Licenses necessary for the lawful operation of the businesses of the Borrower, the Broker/Dealers and the Corporate Guarantors, and promptly notify the Bank upon becoming aware of any revocation or suspension or the existence of any threat of a revocation or suspension of any Licenses. Notify the Bank in writing of the acquisition by any Obligor of any material Intellectual Property within three Business Days after the acquisition thereof, and execute any agreements or other documents requested by the Bank to secure and/or perfect the Bank's first priority lien in such Intellectual Property or in any Intellectual Property owned by any of them on the Effective Date, including one or more Trademark Security Agreements.

          SECTION 5.12.              Further Assurances.        Execute and
                                    ---------------------
deliver to the Bank such documents and take such actions as are necessary, or as the Bank may in good faith request from time to time (including the execution and delivery of joinders, guaranties, security agreements, mortgages, deeds of trust, pledge agreements, financing statements and other documents, the filing or recording of any of the foregoing, and the delivery of stock certificates with blank stock powers (or equivalent) and of other Collateral with respect to which perfection is obtained by possession or control) to ensure that (i) the respective obligations of each Obligor and any Subsidiary thereof (formed after the Closing Date) hereunder and under the other Loan Documents are secured by substantially all of the assets of the Borrower and any such Subsidiary (subject to the legal feasibility qualifications set forth in Section 5.1 0), (ii) to assure that the requirements of Section 5.1 0 have been met, and (iii) to ensure the subordination of the Travelers Subordination Debt and the Investor Subordinated Debt in accordance with the Subordination Agreements.

         SECTION 5.13.              Bank Accounts. Maintain with the Bank, each
                                    --------------
of the primary deposit accounts for the Borrower and each Corporate Guarantor.

         SECTION 5.14.             Use of Proceeds. The proceeds of the Loans
                                   ----------------
will be used only for the purposes set forth in Section 3.19. No part of the proceeds of any Loan will be used, whether directly or indirectly, for any purpose that entails a violation of any of the regulations of the Board, including, without limitation, Regulations T, U and X.

         SECTION 5.15.              Insurance. Subject to Section 5.16,
                                    ----------            --------------
maintain in full force and effect (i) each of the Life Insurance Policies so that each provides for at least $2,000,000 in coverage at all times, and (ii) all other insurance (A)required under the Security Agreement, the Travelers Subordinated Loan Documents or any lease for a Leasehold Property, and (B) otherwise as is represented in the second sentence of Section 3.25.

         SECTION 5.16               Life Insurance. The Borrower, Prime and MR
                                    ---------------
shall cause the Life Insurance Policy with respect to MR to be issued and assigned to the Bank pursuant to an Assignment of Life Insurance (with a completed home office acknowledgement, the first year's premium paid and a duplicate original thereof delivered to the Bank), by not later than February 15, 2002. The Borrower, JC and TP shall obtain for the Bank duly executed home office acknowledgements of the Assignments of Life Insurance Policies with respect to the lives of JC and TP by not later than January 15, 2002.

         SECTION 5.17  Leasehold Properties. If requested by the Bank: (i)
                       ---------------------
promptly provide the Bank with copies of all leases between the Borrower or a Broker/Dealer or Corporate Guarantor and any landlord, tenant or subtenant, and
(ii) use best efforts to provide the Bank with a Landlord Waiver and Consent with respect to any Leasehold Property.

          SECTION 5.18.             Management Contracts. Maintain in full
                                    ---------------------
force and effect, management contracts, acceptable to the Bank, between Prime and Prime Management and North Ridge and North Management. The Bank hereby confirms that the contracts annexed hereto as Exhibits B-l and B-2 are acceptable to the Bank.

         SECTION 5.19 Interest Rate Swap Agreement. In the case of the Borrower,
                      -----------------------------
enter into an Interest Rate Swap Agreement satisfactory to the Bank by not later than March 1, 2002.

          SECTION 5.20 Release of Lien. Obtain and file a release of lien with
                       ----------------
respect to the Federal tax lien referred to in Section 4.01(j), by February 15, 2002.

          SECTION 5.21              Retention of Earnings. In the case of Prime,
                                    ----------------------
North Ridge and other (future) Broker/Dealer Subsidiary who joins in this Agreement pursuant to Section 5.10, retain in each such Person all Net Income of such Person not paid (i) to a Corporate Guarantor pursuant to a management contract or (ii) to the Borrower as a dividend.

VI.     NEGATIVE COVENANTS

         The Borrower and each of the Broker/Dealers and Corporate Guarantors covenants and agrees with the Bank that, until the Commitment has terminated and as long as any of the obligations of any Obligor under this Agreement or any of the other Loan Documents shall remain unpaid, unperformed or unsatisfied in any way, each of them (as applicable) shall not:

        SECTION 6.01. Liens. Incur, create, assume or suffer to exist any Lien
                      ------
on any assets now or hereafter owned by it, other than Permitted Encumbrances.

        SECTION 6.02.              Sale of Assets, Consolidation, Merger. etc.
                                  --------------------------------------------
Without the prior written consent of the Bank: (i) dissolve itself or liquidate its assets; (ii)sell, lease, transfer or otherwise dispose of any of its properties or assets, whether or not pursuant to an order of a Governmental Authority, except as permitted under the Security Agreement; (iii) consolidate with, acquire any Person or merge into any Person or permit a Person to merge into it or to acquire it, except that the Borrower and the Corporate Guarantors (but not a Broker/Dealer) may engage in the activities described in (iii) if (in each such case) the Borrower or the applicable Corporate Guarantor shall survive any such event, and in the case of an acquisition, the same shall be made in the ordinary course of business, not cause the breach of any other covenant in this Agreement (including Section 5.10)and not be likely to have a Material Adverse Effect; (iv) acquire all or substantially all of the property or assets of, or a Controlling interest in, any other Person, except that the Borrower and the Corporate Guarantors (but not a Broker/Dealer) may engage in the activities described in (iv) if the same is done in the ordinary course of business and provided that any such acquisition shall not cause the breach of any other covenant in this Agreement (including Section 5.10) and not be likely to have a Material Adverse Effect; or (v) create any Subsidiary. The Bank agrees that with respect to an acquired Broker/Dealer Subsidiary, the amount guaranteed under the applicable Guaranty of Payment made pursuant to Section
5.10 shall be determined by the Bank, in its good faith discretion after consultation with the Borrower, taking into account net capital and related requirements imposed on brokers or dealers of securities by the SEC, NASD and other securities industry regulatory authorities. The Bank further agrees that it shall not unreasonably withhold its consent to the creation of a Subsidiary (except for a Subsidiary of a Broker/Dealer, where such consent may be withheld for any reason or for no reason), provided that (x) such Subsidiary becomes a "Guarantor" pursuant to and in accordance with Section 5.10, (y) in the case of new Broker/Dealer Guarantor, the amount guaranteed under the applicable Guaranty of Payment is acceptable to the Bank, and (z) Section 5.10 is otherwise complied with in full with respect to such Subsidiary.

         SECTION 6.03.              Indebtedness.       Incur, create, assume
                                    --------------
or suffer to exist or otherwise become liable in respect of any Indebtedness other than:

                   (a) Indebtedness (including the Travelers Subordinated Debt and the Investor Subordinated Debt) described in Schedule 6.03, which Indebtedness shall not be renewed, extended or refinanced, or optionally prepaid without the Bank's prior written consent, which consent shall not be unreasonably withheld except in the case of the Travelers Subordinated Debt and the Investor Subordinated Debt (where such consent may be withheld for any reason or for no reason);

                   (b) Indebtedness to the Bank incurred in connection with this Agreement, the other Loan Documents, or otherwise;

                  (c) Trade payables and accrued liabilities incurred in the ordinary course of the business, provided the same are paid or discharged when due;

                  (d) Guarantees permitted under Section 6.04; or

                  (e) Indebtedness of the Borrower, of a Broker/Dealer or of a Corporate Guarantor in connection with the purchase or lease of equipment in the ordinary course of business, provided, however, that the amount of such Indebtedness shall not exceed an aggregate for the Borrower, the Broker/Dealers and the Corporate Guarantors of $200,000 during any fiscal year.

        SECTION 6.04. Guarantees. Be or become liable under any Guarantee
                      -----------
except:

                  (a)      Guarantees as set forth in Schedule 6.04 hereto,
                                                      -------------
which Guarantees may not be renewed, modified, extended or increased;

                  (b) Guarantees of any Indebtedness under this Agreement or the other Loan Documents, or of any other Indebtedness to the Bank; and

                  (c) Guarantees by the Borrower, by a Broker/Dealer, or by a Corporate Guarantor of any Indebtedness permitted under Section 6.03( e).
                                                             ----------------

         SECTION 6.05.      Sales of Notes, etc.          Sell,
                           ---------------------
transfer, discount or otherwise dispose of notes, Accounts Receivable or other obligations owing to it, with or without recourse, except for collection in the ordinary course of business.

         SECTION 6.06.      Investments. Lend or advance money, credit
                            ------------
(other than trade credit in the ordinary course of business consistent with past practices) or property to any Person, or invest in (by capital contribution or otherwise) or purchase or repurchase the stock; other securities, membership interests, partnership interests or Indebtedness of any Person, except:

                  (a) Permitted Investments;

                  (b) Loans or advances to officers and other [co] employees of the Borrower, a Broker/Dealer or a Corporate Guarantor set forth on Schedule 6.06, which shall not be increased, and additional loans up to an aggregate of $100,000 for the Borrower, the Broker/Dealers and the Corporate Guarantors together, and additional advances against commissions to employees or other sales personnel made in the ordinary course of business, consistent with historical practice and industry convention (including interest rate and repayment terms);

                  (c) Investments (in amounts approved by the Bank in its sole discretion) in a Subsidiary whose creation the Bank has approved pursuant to Section 6.02 or investments assumed in connection with an acquisition permitted under Section 6.02; and

                  (d) Acquisitions for stock and for cash otherwise permitted under Section 6.02, in an annual amount (i) not to exceed amounts reflected in the financial projections referred to in Section 3.03(a), and (ii) for subsequent years, to the extent such subsequent projections have been approved in writing by the Bank (following the Borrower's request therefor for purposes of this Section 6.06(d)), the amounts which are reflected on the most recently so approved financial projections delivered pursuant to Section 5.03
(i).

         SECTION 6.07 .Nature of Business. Change or alter the nature of its
                       --------------------
business from the nature of the business engaged in by it on the date hereof.

         SECTION 6.08.          Fiscal Year; Accounting Treatment. Change
                                ----------------------------------
its fiscal year, tax status or any accounting treatment of any matter reflected on any financial statement, projection or report required to be provided under
Section 5.03, unless changes in accounting treatment are mandated or required under Generally Accepted Accounting Principles.

         SECTION 6.09.          Subordination Agreements. Make any payment
                                -------------------------
or engage in any action or inaction which is inconsistent with the intent of any provision of any of the Subordination Agreements.

        SECTION 6.10.          Intentionally omitted.
                               ----------------------

        SECTION 6.11.           No Net Loss. Suffer a net loss (on a
                                ------------
consolidated basis for the Borrower and all of its Subsidiaries) as of the close of any fiscal year.

          SECTION 6.12.         Debt Service Coverage Ratio. Commencing
                                ----------------------------
with the fiscal quarter ending March 31, 2002, permit the Debt Service Ratio Coverage Ratio (for the Borrower and all of its Subsidiaries on a consolidated basis) to fall below 2.0 to 1.0 as of the close of any fiscal quarter, such ratio to be calculated on a rolling four quarters basis.

          SECTION 6.13.             Total Funded Debt to EBITDA Ratio.
                                   -----------------------------------
Commencing with the fiscal quarter ending March 31, 2002, permit the ratio of Total Senior Funded Debt to EBITDA (for the Borrower and all of its Subsidiaries on a consolidated basis) to exceed the following at the end of any fiscal quarter indicated below. (EBITDA shall be calculated for the four consecutive fiscal quarters ending on such date and Total Senior Funded Debt shall be measured on such date.) As of December 31,2001, Senior Funded Debt shall not exceed $9,500,000.


        Quarter Ending                                  Ratio
        --------------                                  ------

        3/31/02 and each fiscal                         0.75
        quarter thereafter

        SECTION 6.14.   Intentionally omitted.
                        ----------------------

        SECTION 6.15.   Intentionally omitted.
                        ----------------------

        SECTION 6.16.   Intentionally omitted.
                        ----------------------

        SECTION 6.17.  Sale and Leaseback. Enter into any arrangement, directly
                       -------------------
or indirectly, with any Person whereby it shall sell or transfer any property, whether real or personal, used or useful in its business, whether now owned or hereafter acquired, if at the time of such sale or disposition it intends to lease or otherwise acquire the right to use or possess (except by purchase) such property or like property for a substantially similar purpose.

        SECTION 6.18.  Intentionally omitted.
                       ----------------------

        SECTION 6.19.  Transactions with Affiliates.        Enter into, or
                       -----------------------------
cause, suffer or permit to exist any transaction, arrangement or contract with any Affiliate of any Obligor, on terms which are less favorable than are obtainable by any Person who is not such an Affiliate, or outside the ordinary course of business, or other than at "arm's length."

        SECTION 6.20.  Intentionally omitted.
                       ----------------------

        SECTION 6.21.  Amendments to Organizational Documents. Change its name
                       ---------------------------------------
or otherwise permit its by-laws or certificate of incorporation (or equivalent) to be amended in any way, without the Bank's prior written consent, which consent will not be unreasonably withheld.

        VII. EVENTS OF DEFAULT

         SECTION 7.01.   Events of Default. In the case of the happening of any
                         ------------------
of the following events (each an "Event of Default"):

                  (a) any representation or warranty made in this Agreement or in any other Loan Document by or on behalf of any Obligor shall prove to be false or misleading in any material respect when made or given or deemed made or given;

                  (b) any certificate, financial statement or other instrument furnished by or on behalf of any Obligor in connection with this Agreement or any of the other Loan Documents shall prove to be false or misleading in any material respect when made or given or deemed made or given;

                  (c) a default in the payment of any principal or interest on any Loan, or any reimbursement obligation with respect to any Letter of Credit payable by the Borrower under this Agreement; or default for a period of three days in the payment of any fee or any other amount (i.e. other than any principal or interest on any Loan or reimbursement obligation with respect to any Letter of Credit) payable by any Obligor under this Agreement;

                  (d) if an event of default shall occur, or any Obligor shall default beyond applicable periods of notice and grace, if any, under any of the Loan Documents other than this Agreement;

                  (e) default shall occur in respect of any agreement or obligation relating to any Indebtedness or other obligation (to the Bank or to any other Person including Travelers) of any Obligor for borrowed money or otherwise (other than the agreements and obligations referred to elsewhere in this Section 7.01 ), in any amount to the Bank or Travelers, or in an amount exceeding $100,000 {individually or in the aggregate) to any other Person(s), if the effect of such default is (or could be with the giving of notice, passage of time or both) to accelerate the maturity of such obligation or to permit the holder or obligee thereof (or a trustee on behalf of such holder or obligee) to cause such obligation to become due prior to the stated maturity thereof, or if any such obligation shall not be paid when due (or within any applicable grace period);

                  (f) default shall occur in the due observance or performance of (i) any affirmative covenant of any Obligor under any of Sections 5.01,5.02,5.03(g),(h),(i) or (j), 5.04 through 5.12 or Section 5.15 through 5.20 and the continuance of such default for 20 days after notice thereof to such Obligor from the Bank (except with respect to a default for such 20 day period under any of Sections 5.05,5.06,5.07,5.08,5.10,5.18,5.19 or
5.20 as to which no notice shall be required); or (ii) any other covenant, condition or agreement (other than the agreements, obligations and covenants referred to in items (a), (b) or (c) of this

Section 7.01) of any Obligor to be performed pursuant to any covenant (including those in Article VI and Section 5.21)or other provision of this Agreement;

                  (g) any Obligor shall (i) voluntarily commence any proceeding or file any petition (or equivalent) seeking relief under Title 11 of the United States Code or any other Federal or state or foreign bankruptcy, insolvency or similar law, (ii) consent to the institution of, or fail to controvert in a timely and appropriate manner, any such proceeding or the filing of any such petition (or equivalent), (iii) apply for or consent to the employment of a receiver, trustee, custodian, sequestrator or similar official for itself or for a substantial part of its property, (iv) file an answer admitting the material allegations of a petition (or equivalent) filed against it in any such proceeding, (v) make a general assignment for the benefit of creditors, (vi)become unable or admit in writing the inability or the failure generally to pay its debts as they become due, or (vii) take any corporate (or equivalent) action for the purpose of effecting any of the foregoing;

                  (h) an involuntary proceeding shall be commenced or an involuntary petition shall be filed in a court of competent jurisdiction seeking (i) relief in respect of any Obligor or of a substantial part of the property of any Obligor under Title 11 of the United States Code or any other Federal or state bankruptcy, insolvency or similar law (U.S. or foreign), (ii) the appointment of a receiver, trustee, custodian, sequestrator or similar official for any Obligor, or for a substantial part of the property of any Obligor, or (iii) the winding up or liquidation of any Obligor which, in any such case, is not dismissed or vacated within 30 days after the commencement or the filing thereof;

                  (i) a final judgment or judgments for the payment of money in excess of $100,000 in the aggregate (or the equivalent in a foreign currency) shall be rendered against any Obligor, and the same shall remain undischarged, unbonded and unstayed for a period of 30 days, except to the extent that the Bank is provided with documentary evidence and information satisfactory to the Bank that the judgment is fully covered by insurance;

                  a) an ERISA Event shall have occurred that in the reasonable opinion of the Bank, when taken together with any other ERISA Events that have occurred, could reasonably be expected to have Material Adverse Effect;

                  (k) any Loan Document shall cease to be in full force and effect with respect to any Obligor; or any Obligor (or any Person by, through or on behalf of such Obligor) shall contest in any manner the validity, binding nature or enforceability of any Loan Document;

                  (I) any Obligor shall generally suspend its normal business activities without the prior written consent of the Bank; or

                  (m) any Change in Control shall have occurred without the Bank's express written approval, in the opinion of the Bank;

then, and in every such event (other than an event described in clause (g) or (h) of this Section 7.0 1 ), and at any time thereafter during the continuance of such event, the Bank may, by notice to the Obligors, take any or all of the following actions, at the same or different times: (i) terminate the Commitment, and thereupon the Commitment shall terminate immediately, (ii) declare the Loans then outstanding to be due and payable in whole (or in part, in which case any principal not so declared to be due and payable may thereafter be declared to be due and payable), and thereupon the principal of the Loans so declared to be due and payable, together with accrued interest thereon and all fees and other obligations of the Obligors accrued hereunder, shall become due and payable immediately, without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Obligors, (iii) require cash collateral pursuant to Section 2.040), and (iv) exercise all of its rights as a secured party under the Collateral Documents and/or otherwise as permitted by law; and in case of any event described in clause (g) or (h) of this Section 7.01, the Commitment shall automatically terminate, the principal of the Loans then outstanding, together with accrued interest thereon and all fees and other obligations of the Obligors accrued hereunder, as well as the cash collateral required under Section 2.040), shall automatically become due and payable, without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Obligors, and the Bank shall be permitted to exercise all of its rights as a secured party under the Collateral Documents and/or otherwise as permitted by law.

        VIII.    Intentiona11y omitted.
                 ----------------------

        IX.      MISCELLANEOUS

          SECTION 9.01.      Notices.    Except as expressly provided to the
contrary in this Agreement, any notice, request, demand, statement, authorization, approval or consent made hereunder shall be in writing and shall be hand delivered or sent by Federal Express, or other reputable courier service, or by postage pre-paid registered or certified mail, return receipt requested, or by telecopier, and shall be deemed given (i) when received at the following addresses if hand delivered, sent by Federal Express or other reputable courier service, or telecopied, and (ii) three Business Days after being postmarked and addressed as follows if sent by registered or certified mail, return receipt requested:

If to any Obligor at:
        Gilman + Ciocia, Inc.
        1311 Mamaroneck Avenue
        White Plains, NY 10605
        Telecopier No.: (914) 206-3534
        Attention: Thomas Povinelli
                   David Puyear

        With a copy to:
        Thelen Reid & Priest
        40 West 57th Street
        New York, NY 10019 Telecopier No.: (212) 603-2001
        Attention: Gregory Katz, Esq.

        If to the Bank:
        First Union National Bank
        50 Main Street
        White Plains, NY 10600 Telecopier No.: (914) 286-5076
        Attention: Stephen L. Karp

        With a copy to:
        First Union National Bank
        300 Main Street
        Stamford, Connecticut 06901 Telecopier No.: (203) 406-6453
        Attention: Stephen Francis

        and a copy to:
        Esanu Katsky Korins & Siger, LLP
        605 Third Avenue, 16th Floor
        New York, New York 10158 Telecopier No.: (212) 953-6899
        Attention:Stephen D. Brodie, Esq.

Each party may designate a change of address by notice to the other party, given at least 15 days before such change of address is to become effective.

        SECTION 9.02.   Waivers; Amendments.
                        --------------------
                  (a) No failure or delay by the Bank in exercising any right or power hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such a right or power, preclude any other or further exercise thereof or the exercise of any other right or power. The rights and remedies of the Bank hereunder and under the other Loan Documents are cumulative and are not exclusive of any rights or remedies that they would otherwise have. No waiver of any provision of this Agreement or consent to any departure therefrom shall in any event be effective unless the same shall be permitted by paragraph (b ) of this Section 9.02, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. Without limiting the generality of the foregoing, the making of a Loan or issuance of a Letter of Credit shall not be construed as a waiver of any Event of Default or Unmatured Event of Default, regardless of whether the Bank may have had notice or knowledge of such Event of Default or Unmatured Event of Default at the time.

                  (b) Neither this Agreement nor any other Loan Document nor any provision hereof or thereof may be waived, amended or modified except pursuant to an agreement or agreements in writing entered into by the Borrower and the Bank.

        SECTION 9.03.   Expenses; Indemnity: Damage Waiver.
                        ------------------------------------

                  (a) The Obligors jointly and severally agree to pay, or to reimburse the Bank for paying (i) all reasonable out-of-pocket expenses incurred by the Bank and its Affiliates, including, without limitation, the reasonable fees, charges and disbursements of counsel for the Bank, in connection with the preparation and administration of this Agreement and the other Loan Documents or any amendments, modifications or waivers of the provisions hereof or thereof (whether or not the transactions contemplated hereby or thereby shall be consummated), (ii) all reasonable out-of-pocket expenses incurred by the Bank in connection with the issuance, amendment, renewal or extension of any Letter of Credit or any demand for payment thereunder, and (iii) all out-of-pocket expenses incurred by the Bank, including the fees, charges and disbursements of any counsel for the Bank in connection with the enforcement or protection of its rights in connection with this Agreement and the other Loan Documents, including its rights under this
Section 9.03, or in connection with the Loans made or Letters of Credit issued hereunder, including, without limitation, in connection with any workout, restructuring or negotiations in respect thereof, and (iv) all costs, expenses, taxes, assessments and other charges incurred in connection with any filing, registration, recording or perfection of any security interest contemplated by any Collateral Document or any other document referred to therein.

                  (b) The Obligors jointly and severally agree to indemnify the Bank and each Related Party of the Bank (each such Person being called an "Indemnitee") against, and hold each Indemnitee harmless from, any and all losses, claims, damages, liabilities and related expenses, including the fees, charges and disbursements of any counsel for any Indemnitee and settlement costs, incurred by or asserted against any Indemnitee arising out of, in connection with, or as a result of (i) the execution or delivery of this Agreement, the other Loan Documents or any agreement or instrument contemplated hereby, the performance by the parties hereto and thereto of their respective obligations hereunder or thereunder or the consummation of the Transactions or any other transactions contemplated hereby or thereby, (ii) any Loan or Letter of Credit or the use of the proceeds therefrom (including any refusal by the Bank to honor a demand for payment under a Letter of Credit if the documents presented in connection with such demand do not strictly comply with the terms of such Letter of Credit), (iii) any actual or alleged presence or release of Hazardous Materials on or from any property owned or operated by any Obligor or any Affiliate of any Obligor, or any Environmental Liability related in any way to any Obligor or any Affiliate of any Obligor; or (iv) any actual or prospective claim, litigation, investigation or proceeding relating to any of the foregoing, whether based on contract, tort or any other theory and regardless of whether any Indemnitee is a party thereto; provided that such indemnity shall not, as to any Indemnitee, be available to the extent that such losses, claims, damages, liabilities or related expenses (are determined by a court of competent jurisdiction by final and nonappealable judgment to have) resulted from the gross negligence or willful misconduct of such Indemnitee.

                  (c)     Intentionally omitted.

                  (d) To the extent permitted by applicable law, none of the Obligors shall assert, and each Obligor hereby waives, any claim against any Indemnitee, on any theory of liability, for special, indirect, consequential or punitive damages (as opposed to direct or actual damages) arising out of, in connection with, or as a result of, this Agreement, the other Loan Documents or any agreement or instrument contemplated hereby or thereby, the Transactions, or otherwise relating to any Loan, any Letter of Credit or the use of the proceeds thereof.

                  (e)      All amounts due under this Section 9.03 shall be
                                                      ------------
payable promptly after written demand therefor.

        SECTION 9.04. Successors and Assigns.
                      -----------------------

                  (a) The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns permitted hereby, except that no Obligor may assign or otherwise transfer any of its rights or obligations hereunder without the prior written consent of the Bank (and any attempted assignment or transfer by any Obligor without such consent shall be null and void). Nothing in this Agreement, expressed or implied, shall be construed to confer upon any Person (other than the parties hereto, their respective successors and assigns permitted hereby and, to the extent expressly contemplated hereby, the Related Parties of the
Bank) any legal or equitable right, remedy or claim under or by reason of this Agreement.

                (b)   Intentionally omitted.
                      ----------------------

                (c)   Intentionally omitted.
                      ----------------------

                (d)   Intentionally omitted.
                      ----------------------

                (e)   Intentionally omitted.
                      ----------------------

                (f) The Bank may, without the consent of or notice to any Obligor, sell participations to one or more banks or other Persons (a "Participant") in all or a portion of the Bank's rights and obligations under this Agreement (including all or a portion of the Commitment, Letters of Credit and the Loans); provided that (i) the Bank's obligations under this Agreement shall remain unchanged, (ii) the Bank shall remain solely responsible to the other parties hereto for the performance of such obligations, and (iii) the Borrower shall continue to deal solely and directly with the Bank in connection with the Bank's rights and obligations under this Agreement. Any agreement or instrument pursuant to which the Bank sells such a participation shall provide that the Bank shall retain the sole right to enforce this Agreement and to approve any amendment, modification or waiver of any provision of this Agreement.

                 (g) A Participant shall not be entitled to receive any greater payment under Section 2.13 or 2.15 than the Bank would have been entitled to receive with respect to the participation sold to such Participant, unless the sale of the participation to such Participant is made with the Borrower's prior written consent.

                 (h) The Bank may at any time pledge or assign a security interest in all or any portion of its rights under this Agreement to secure obligations of the Bank, including, without limitation, any such pledge or assignment to a Federal Reserve Bank, and this Section shall not apply to any such pledge or assignment of a security interest (except to permit the same without restriction); provided that no such pledge or assignment of a security interest shall release the Bank from any of its obligations hereunder or substitute any such assignee for the Bank as a party hereto.

                (i)      Intentionally omitted.
                         ----------------------

                a) The Bank may furnish any information concerning any Obligor in the possession of Bank from time to time to Participants (including prospective Participants) subject, however, to and so long as the recipient agrees in writing to be bound by, the provisions of Section 9.12. In addition, the Bank may furnish any information concerning any Obligor or any of its Subsidiaries or Affiliates in the Bank's possession to any Affiliate of the Bank, subject, however, to the provisions of Section 9.12. The Obligors shal1 assist the Bank in effectuating any participation pursuant to this Section 9.04 in whatever manner the Bank reasonably deems necessary, including joining in meetings with prospective Participants.

                  (k) The Obligors shall indemnify the Bank and hold the Bank harmless from any and all costs and expenses, including, without limitation, reasonable attorneys' fees and reasonable expenses in connection with any sale to a Participant pursuant to Section 9.04 (f).

        SECTION 9.05.         Survival.      All covenants, agreements,
                              ---------
representations and warranties made by the Obligors herein and in the other Loan Documents, and in the certificates or other instruments delivered in connection with or pursuant to this Agreement and the other Loan Documents, shall be considered to have been relied upon by the other parties hereto and shall survive the execution and delivery of this Agreement and the other Loan Documents and the making of any Loans and issuance of any Letters of Credit, regardless of any investigation made by any such other party or on its behalf and notwithstanding that the Bank may have had notice or knowledge of any Event of Default or Unmatured Event of Default or incorrect representation or warranty at the time any credit is extended hereunder, and shall continue in full force and effect so long as the principal of or any accrued interest on any Loan or any fee or any other amount payable under this Agreement or the other Loan Documents is outstanding and unpaid or any Letter of Credit is outstanding and so long as the Commitment has not expired or terminated. The provisions of Sections 2.13.2.14.2.15 and 9.03 shall survive and remain in full force and effect regardless of the consummation of the Transactions, the repayment of the Loans, the expiration or termination of the Letters of Credit and the Commitment or the termination of this Agreement and/or any other Loan Document or any provision hereof or thereof.

          SECTION 9.06.             Counterparts; Integration;
                                    -------------------------------------
References to Agreement; Effectiveness.
---------------------------------------------------
This Agreement may be executed in counterparts (and by the parties hereto on different counterparts), each of which shall constitute an original, but all of which when taken together shall constitute a single contract. This Agreement and any separate letter agreements with respect to fees payable to the Bank or its counsel constitute the entire contract among the parties relating to the subject matter hereof and supersede any and all previous agreements and understandings, oral or written, relating to the subject matter hereof. Whenever there is a reference in any Collateral Document or UCC financing statement to the "Credit Agreement" or the "Loan Agreement" (or equivalent) to which the Bank and the Obligors are parties, such reference shall be deemed to be made to this Agreement among the parties hereto. Subject to Section 4.01, this Agreement shall become effective when it shall have been executed and delivered by the Bank and when the Bank shall have received counterparts hereof which, when taken together, bear the signatures of each of the other parties hereto, and thereafter shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns. Delivery of an executed counterpart of a signature page of this Agreement by telecopy shall be effective as delivery of a manually executed counterpart of this Agreement.

          SECTION 9.07.             Severability.     Any provision of this
                                    --------------
Agreement held to be invalid, illegal or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such invalidity, illegality or unenforceability without affecting the validity, legality and enforceability of the remaining provisions hereof; and the invalidity of a particular provision in a particular jurisdiction shall not invalidate such provision in any other jurisdiction.

          SECTION 9.08.             Right of Setoff. If an Event of Default
                                    ----------------
shall have occurred and be continuing, the Bank is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other Indebtedness at any time owing by the Bank or any Affiliate thereof to or for the credit or the account of any Obligor against any and/or all of the obligations of any Obligor now or hereafter existing under this Agreement and the other Loan Documents held by the Bank, irrespective of whether or not the Bank shall have made any demand under this Agreement or the other Loan Documents, and although such obligations may be unmatured. The rights of the Bank under this Section 9.08 are in addition to any other rights and remedies (including other rights of setoff) which the Bank may have under this Agreement, under any of the other Loan Documents or under law.

        SECTION 9.09. Governing Law; Jurisdiction; Consent to Service of
                      --------------------------------------------------------
Process.
---------
                  (a) This Agreement is, and shall be deemed to be, a contract entered into under and pursuant to the laws of the State of New York, and shall be in all respects governed, construed, applied and enforced in accordance with the laws of the State of New York without regard to conflicts of laws principles of New York State law other than ss. 51401 of the New York General Obligations Law.

                  (b )     Each party hereto hereby irrevocably and
unconditionally submits, for itself and its property, to the nonexclusive jurisdiction of the courts of the State of New York and of the United States District Court for the Southern District of New York, and any appellate court from any thereof, in any action or proceeding arising out of or relating to this Agreement or the other Loan Documents, or for recognition or enforcement of any judgment, and each of the parties hereto hereby irrevocably and unconditionally agrees that all claims in respect of any such action or proceeding may be heard and determined in such New York court (or, to the extent permitted by law, in such Federal court). Each of the parties hereto agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. Nothing in this Agreement shall affect any right that the Bank may otherwise have to bring any action or proceeding relating to this Agreement or any other Loan Document against any Obligor or its properties in the courts of any jurisdiction to the extent the Bank, in its sole discretion, deems necessary to enforce its rights under any of the Loan Documents.

                  (c) Each party hereto hereby irrevocably and unconditionally waives, to the fullest extent it may legally and effectively do so, any objection which it may now or hereafter have to the laying of venue of any suit, action or proceeding arising out of or relating to this Agreement or the other Loan Documents in any Court referred to in paragraph (b) of this
Section 9.09. Each of the parties hereto hereby irrevocably waives, to the fullest extent permitted by law, the defense of an inconvenient forum to the maintenance of such action or proceeding in any such court.

                  (d) Service of process may be effected by any manner provided for under applicable law. Nothing in this Agreement will affect the right of any party to this Agreement to serve process in any other manner permitted by law.

         SECTION 9.10.              WAIVER OF JURY TRIAL.     EACH PARTY HERETO
                                    ---------------------
HEREBY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY IN ANY LEGAL PROCEEDING DIRECTLY OR INDIRECTLY ARISING OUT OF OR RELATING TO THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY (WHETHER BASED ON CONTRACT, TORT OR ANY OTHER THEORY). EACH PARTY HERETO
(A) CERTIFIES THAT NO REPRESENTATIVE, AGENT OR ATTORNEY OF ANY OTHER PARTY HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT SUCH OTHER PARTY WOULD NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE FOREGOING WAIVER AND (B) ACKNOWLEDGES THAT IT AND THE OTHER PARTIES HERETO HAVE BEEN INDUCED TO ENTER INTO THIS AGREEMENT BY,

AMONG OTHER THINGS, THE MUTUAL WAIVERS AND CERTIFICATIONS IN THIS SECTION 9.10.

          SECTION 9.11.           Headings.      Article and Section headings
                                  ----------
and the Table of Contents (if any) used herein are for convenience of reference only, are not part of this Agreement and shall not affect the construction of, or be taken into consideration in interpreting, this Agreement.

          SECTION 9.12.             Confidentiality.       The Bank agrees to
                                   -----------------
keep confidential information, which is obtained by the Bank pursuant hereto and the other Loan Documents, confidential in accordance with the Bank's customary practices and agrees that it will only use such information in connection with the Transactions and not disclose any of such information other than (a) to the Bank's employees, representatives, directors, attorneys, auditors, agents, professional advisors, trustees or Affiliates who are advised of the confidential nature of such information or to any direct or indirect contractual counterparty in swap agreements or such contractual counterparty's professional advisors (so long as such contractual counterparty or any professional advisor to such contractual counterparty agrees to be bound by the provisions of this Section 9.12, (b) to the extent such information presently is or hereafter becomes available to the Bank on a non-confidential basis from any source of such information that is in the public domain at the time of disclosure, (c) to the extent disclosure is required by law (including applicable securities law), regulation, subpoena or judicial order or process or requested or required by bank, securities, insurance or investment company regulators or auditors or any administrative body or commission (including the Securities Valuation Office of the National Association of Insurance Commissioners) to whose jurisdiction the Bank may be subject, (d) to any rating agency to the extent required in connection with any rating to be assigned to the Bank, (e) to Participants or prospective Participants who agree to be bound by the provisions of this Section 9.12, (f) to the extent required in connection with any litigation between any Obligor and the Bank with respect to the Loans, the Letters of Credit, this Agreement and/or any of the other Loan Documents, or (g) with the Borrower's prior written consent, which shall not be unreasonably withheld or delayed.

          SECTION 9.13.             Interest Rate Limitation. Notwithstanding
                                    -------------------------
anything herein to the contrary, if at any time the interest rate applicable to any Loan, together with all fees, charges and other amounts which are treated as interest on such Loan under applicable law (collectively the "Charges"), shall exceed the maximum lawful rate (the "Maximum Rate") which may be contracted for, charged, taken, received or reserved by the Bank in accordance with applicable law, the rate of interest payable in respect of such Loan hereunder, together with all Charges payable in respect thereof, shall be limited to the Maximum Rate and, to the extent lawful, the interest and Charges that would have been payable in respect of such Loan but were not payable as a result of the operation of this Section shall be cumulated and the interest and Charges payable to the Bank in respect of other Loans or periods shall be increased (but not above the Maximum Rate therefor) until such cumulated amount, together with interest thereon at the LIBOR Market Index Rate to the date of repayment, shall have been received by the Bank.

          SECTION 9.14.           Intentionally omitted.
                                ----------------------

          SECTION 9.15.             Late Charge. In addition to the Default
                                   -------------
Rate, where applicable, the Borrower shall pay to the Bank, upon demand, a late charge on any principal or interest payment not received by the Bank within fifteen (15) days of the date any such payment is due, by acceleration or otherwise, in an amount equal to three (3%) percent of the amount overdue.

          SECTION 9.16.             Conflicts. Any conflict between any term,
                                    ----------
covenant, condition or provision of this Agreement, on the one hand, and any term, covenant, condition or provision of any of the Collateral Documents, on the other, shall be resolved in favor of the term, covenant, condition or provision which is more likely to enlarge the scope of the Collateral or to enhance better the financial security provided to the Bank by the Collateral.

         SECTION 9.17.              Entire Agreement.          This Agreement
                                    -----------------
and the other Loan Documents contain the entire agreement of the Bank and the Obligors with respect to the Loans or the Letters of Credit and the subject matter of the Loan Documents, superseding entirely any prior commitment letter or other agreement or understanding of any kind with respect to any aspect thereof.

         SECTION 9.18.              Remedies Cumulative.
                                    --------------------
Notwithstanding anything to the contrary in any of the Loan Documents, the remedies provided under the various Loan Documents shall be separate, distinct and cumulative, and the taking of any of them shall not be construed as an election to proceed under anyone provision alone or to exclude any other.

         SECTION 9.19.            Exceptions to Negative Covenants. If an item
                                  ---------------------------------
arising under this Agreement qualifies as an exception to a negative covenant hereunder, the item in question shall be prohibited, notwithstanding such exception, to the extent that the taking of the action or the effect of utilizing such exception would be to violate any other covenant under this Agreement.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement by their duly authorized officers, all as of the day and year first above written.
        FIRST UNION NATIONAL BANK,             GILMAN + CIOCIA, INC.
        a national banking association         a Delaware corporation
        By:/s/ Stephen Karp                    By: Ted Finkelstein
        Name:  Stephen Karp                    Name: Ted Finkelstein
        Title: Vice President                  Title: Vice President

        NORTH RIDGE SECURITIES CORP.,          NORTH SHORE CAPITAL
        a New York corporation                 MANAGEMENT CORP.,
                                               a New York corporation
        By: /s/ Ted Finkelstein                By: /s/ Ted Finkelstein
        Name:   Ted Finkelstein                Name:   Ted Finkelstein
        Title:  Vice President                 Title:  Vice President

        PRIME FINANCIAL SERVICES, INC.,        ASSET & FINANCIAL PLANNING LTD.
        a Delaware corporation                 a New York corporation
        By: /s/ Ted Finkelstein                By: /s/ Ted Finkelstein
        Name:   Ted Finkelstein                Name:   Ted Finkelstein
        Title:  Vice President                 Title:  Vice President

        e1040.com.,                            G+C SCHLAGER & ASSOCIATES, INC.
        a Delaware corporation                 a Delaware corporation
        By: /s/ Ted Finkelstein                By: /s/ Ted Finkelstein
        Name:   Ted Finkelstein                Name:   Ted Finkelstein
        Title:  Vice President                 Title:  Vice President

        G+C MORTGAGE LINE, INC.,
        a Delaware corporation
        By: /s/ Ted Finkelstein
        Name:   Ted Finkelstein                /s/ Thomas Povinelli
        Title:  Vice President                 THOMAS POVINELLI

        PRIME CAPITAL SERVICES, INC.
        a New York corporation
        By: /s/ Ted Finkelstein
        Name:   Ted Finkelstein                /s/ Michael Ryan
        Title:  Vice President                 MICHAEL RYAN


                                               /s/ James Ciocia
                                               JAMES CIOCIA

EXHIBIT 10.15

                                 TERM LOAN NOTE
$5,000,000.00                                          As of December 27, 2001

        FOR VALUE RECEIVED, the undersigned promises to pay to the order of First Union National Bank (the "Bank"), at its office located at 50 Main Street, White Plains, New York 10606, the principal sum of Five Million and 00/100 Dollars ($5,000,000.00).

     The undersigned further promises to pay principal as set forth in Section
2.08 of the Credit Agreement (defined below), and interest on the unpaid principal amount of the Term Loan evidenced hereby from the date hereof until such Loan is paid in fu11, all at the rates and at the times set forth in the Credit Agreement. Payment of both principal and interest are to be made by immediately available funds, in lawful money of the United States of America.

     This Note evidences indebtedness incurred under, and is subject to the terms and provisions of, the Revolving Credit and Term Loan Agreement dated as of the date hereof (as same may be amended, modified or joined in from time to time, the "Credit Agreement") among the undersigned, the "Guarantors" named therein, and the Bank which Credit Agreement reference is hereby made for a statement of the terms and provisions under which (i) this Note mayor must be paid prior to its due date (i.e. the Term Loan Maturity Date), or (ii) such due date may be accelerated. Any capitalized terms used in this Note and not otherwise defined herein shall have the same meanings herein as in the Credit Agreement.

     In addition to and not in limitation of the foregoing and the provisions of the Credit Agreement, the undersigned further agrees, subject only to any limitation imposed by applicable law, to pay all expenses, including, without limitation, attorneys' fees and legal expenses, incurred by the holder of this
Note in endeavoring to collect any amounts payable hereunder which are not paid when due, whether by acceleration or otherwise.

     This is the Term Loan Note  referred  to in Section  2.08(f) of the Credit
                                                 -------  ------- -
Agreement. This Note is subject in all respects to the Credit Agreement, including, without limitation, the interest rate limitation provisions in
Section 9.13 thereof.

         This Note is made under and governed by the laws of the State of New York, as set forth in Section 9.Q9(a) of the Credit Agreement.

                                        GILMAN + CIOCIA, INC.
                                        a Delaware corporation

                                        By: /s/ Ted Finkelstein
                                        Name Printed: Ted Finkelstein
                                        Vice President: Vice President

EXHIBIT 10.16

                             REVOLVING CREDIT NOTE
$2,000,000.00                                           As of December 27,2001
         FOR VALUE RECEIVED, on the Revolver Maturity Date (as defined in the Credit Agreement referred to below), the undersigned promises to pay to the order of First Union National Bank (the "Bank"), at its office located at, 50 Main Street, White Plains, New York 10606 the principal amount of Two Million and 00/100 Dollars ($2,000,000.00) or, if less, the aggregate unpaid amount of all Revolving Credit Loans made by the Bank to the undersigned pursuant to the Credit Agreement (as shown in the records of the Bank or, at the Bank's option, on the schedule attached hereto and any continuation thereof).

          The undersigned further promises to pay interest on the unpaid principal amount of each Revolving Credit Loan evidenced hereby from the date of such Loan until such Loan is paid in full, payable at the rate(s) and at the time(s) set forth in the Credit Agreement. Payment of both principal and interest are to be made by immediately available funds, in lawful money of the United States of America.

     This Note evidences indebtedness incurred under, and is subject to the terms and provisions of, the Revolving Credit and Term Loan Agreement dated as of the date hereof (as same may be amended, modified or joined in from time to time, the "Credit Agreement") among the undersigned, the "Guarantors" named therein, and the Bank, to which Credit Agreement reference is hereby made for a statement of the terms and provisions under which (i) this Note mayor must be paid prior to its due date (i.e. the Revolver Maturity Date), or (ii) such due date may be accelerated. Any capitalized terms used in this Note and not otherwise defined herein shall have the same meanings herein as in the Credit Agreement.

         In addition to and not in limitation of the foregoing and the provisions of the Credit Agreement, the undersigned further agrees, subject only to any limitation imposed by applicable law, to pay all expenses, including, without limitation, attorneys' fees and legal expenses, incurred by the holder of this Note in endeavoring to collect any amounts payable hereunder which are not paid when due, whether by acceleration or otherwise.

         This is the Revolving Credit Note referred to in Section 2.08(f) of the Credit Agreement. This Note is subject in all respects to the Credit Agreement, including, without limitation, the interest rate limitation provisions in
Section 9.13 thereof.

         This Note is made under and governed by the laws of the State of New York, as set forth in Section 9.09(a) of the Credit Agreement.

                                GILMAN + CIOCIA, INC.,
                                a Delaware corporation

                                By: /s/ Ted Finkelstein
                                Name Printed: Ted Finkelstein
                                Title: Vice President

EXHIBIT 10.17

                                  JOINT AND SEVERAL
                                GUARANTY OF PAYMENT
                                                             New York, New York
                                                         As of December 27,2001

         WHEREAS, Gilman + Ciocia, Inc., a Delaware corporation, having its principal place of business at 1311 Mamaroneck Avenue, White Plains, New York 10605 (the "Borrower"), has applied to First Union Nation Bank ("First Union") for a term loan in the principal sum of $5,000,000 (the "Term Loan") and a revolving credit facility in the maximum principal sum outstanding at any time of up to $2,009,000 (the "Revolving Credit Loan", and together with the Term Loan, the "Loans"), which Loans will be evidenced by the Notes, secured pursuant to the Security Agreement, the Pledge Agreement and certain other Loan Documents, and advanced pursuant to the Credit Agreement (as defined in Exhibit A hereto). (Capitalized terms used herein, and not otherwise defined herein, are used with the meanings ascribed to them in the Credit Agreement);

         WHEREAS, the undersigned will receive direct and substantial benefit from the making of the Loans; and

         WHEREAS, First Union is willing to make the Loans pursuant to the Credit Agreement only if the undersigned executes and delivers this Guaranty and guarantees payment to First Union of the Debt (as defined hereinbelow) in the manner hereinafter provided.

         NOW, THEREFORE, in consideration of the premises and other good and valuable consideration, the receipt and legal sufficiency of which are hereby acknowledged, and to induce First Union to make the Loans pursuant to the Credit Agreement, the undersigned hereby acknowledges, agrees, and confirms that all of the above recitals are true, correct and complete and hereby covenants and agrees with First Union as follows:

          1. The undersigned guarantees, absolutely, irrevocably and unconditionally, to First Union the payment of the Debt notwithstanding that advances of either of the Loans have been, or may be, made in the face of a default under the Loan Documents or otherwise not in compliance with the lending criteria set forth in the Credit Agreement or any other Loan Documents. The term "Debt" as used in this Guaranty shall mean all liabilities of the Borrower to First Union of whatever nature, whether now existing or hereafter incurred, whether created directly or acquired by First Union, by assignment or otherwise, whether matured or unmatured and whether absolute or contingent, including, without limitation, all principal, interest, additional interest (including specifically all interest accruing from and after the commencement of any case, proceeding or action under any existing or future laws relating to bankruptcy, insolvency or similar matters with respect to the Borrower) and other sums of any nature whatsoever which mayor shall become due and payable, arising from or pursuant to the provisions of any or all of the Notes, the Credit Agreement, the Security Agreement, the Pledge Agreement, the Interest Rate Swap Agreement and/or any of the other Loan Documents (all of the above unaffected by modification thereof in any bankruptcy or insolvency proceeding), and even though First Union may not have an allowed claim for the same against the Borrower as a result of any bankruptcy or insolvency proceeding.

          2. The undersigned agrees that the undersigned shall indemnify and hold First Union harmless and defend First Union at the undersigned's sole cost and expense against any loss or liability, cost or expense (including, but not limited to, reasonable attorneys' fees and disbursements of First Union's counsel, whether in-house staff, retained firms or otherwise), and all claims, actions, procedures and suits arising out of or in connection with:

                   (a) any ongoing matters arising out of the transaction contemplated by this Guaranty, the Debt, the Notes, the Credit Agreement, the Security Agreement, the Pledge Agreement, the Interest Rate Swap Agreement, or any of the other Loan Documents, including, but not limited to, all costs of audits, appraisals and reappraisals of the Collateral, or any part thereof, if the same is required by applicable law or by First Union's internal guidelines;

                   (b) any amendment to, or restructuring of, this Guaranty, the Debt, the Credit Agreement, the Notes, the Security Agreement, the Pledge Agreement, the Interest Rate Swap Agreements or any of the other Loan Documents;

                  (c) any and all lawful action that may be taken by First Union in connection with the enforcement of the provisions of this Guaranty, the Credit Agreement, the Notes, the Security Agreement, the Pledge Agreement, the Interest Rate Swap Agreement, or any of the other Loan Documents, whether or not suit is filed in connection with the same, or in connection with any of the undersigned, the Borrower and/or any partner, joint venturer or shareholder of any thereof, becoming a party to a voluntary or involuntary federal or state bankruptcy, insolvency or similar proceeding; and

                  (d) the past, current and/or future sale or offering for sale of stock or membership interests (as applicable) in the Borrower or any of the undersigned, including, without limitation, liabilities under applicable securities or blue sky laws. All sums expended by First Union shall be payable on demand therefor by the First Union and, until reimbursed by the Borrower or by the undersigned pursuant hereto, shall bear interest from the date of such demand at the Default Rate for LMI Loans. The provisions of this paragraph 2 shall survive the term of this Guaranty and the indefeasible payment in full of the Debt and all other Liabilities (as defined hereinbelow) and the termination of the Commitment.

         3.       Intentionally Omitted.

         4. Section 9.08 of the Credit Agreement, as applicable to the undersigned, is incorporated by reference into this Guaranty.

         5. All moneys available to First Union for application in payment or reduction of the Debt may be applied by First Union in such manner and in such amounts and at such time or times and in such order, priority and proportions as First Union may see fit to the payment or reduction of such portion of the Debt as First Union may elect.

         6. The undersigned hereby expressly agrees that this Guaranty is independent of, and in addition to, all collateral granted, pledged or assigned under the Loan Documents, and the undersigned hereby consents that from time to time, before or after any default by the Borrower, with or without further notice to or assent from any of the undersigned:

                  (a) any security at any time held by or available to First Union for any obligation of the Borrower, or any security at any time held by or available to First Union for any obligation of any other person or party primarily, secondarily or otherwise liable for all or any portion of the Debt, any other Liabilities (hereinafter defined) and/or any other obligations of the Borrower or any other person or party, other than First Union, under any of the Loan Documents ("Other Obligations"), including any guarantor of the Debt and/or any of such Other Obligations, may be accelerated, settled, exchanged, surrendered or released and First Union may fail to set off and may release, in whole or in part, any balance of any deposit account or credit on its books in favor of the Borrower, or of any such other person or party;

                  (b) any obligation of the Borrower, or of any such other person or party, may be changed (subject to paragraph 13 below), altered
(subject to paragraph 13 below), renewed, extended, continued, accelerated, surrendered, compromised, settled, waived or released in whole or in part, or any default with respect thereto waived; and

                  (c) First Union may extend further credit in any manner whatsoever to the Borrower (subject to paragraph 13 below), and generally deal with the Borrower or any of the abovementioned security, deposit account or credit on its books or other person or party as First Union may see fit; and the undersigned shall remain bound in all respects under this Guaranty, without any loss of any rights by First Union and without affecting the liability of the undersigned, notwithstanding any such exchange, surrender, release, change, alteration, renewal, extension, continuance, compromise, waiver, inaction, extension of further credit or other dealing. In addition, all moneys available to First Union for application in payment or reduction of the Debt and/or any Other Obligations may be applied by First Union in such manner and in such amounts and at such time or times and in such order, priority and proportions as First Union may see fit.

        7.      The undersigned hereby waives:

                  (a) notice of acceptance of this Guaranty and of the making of the Loans or any advance thereof, or of any other credit or loan of any kind, from or by First Union to the Borrower;

                  (b) presentment and demand for payment of the Debt or any portion thereof;

                  (c) protest and notice of dishonor or default to any or all of the undersigned or to any other person or party with respect to the Debt or any portion thereof;

                  (d) all other notices to which any or all of the undersigned might otherwise be entitled; and

                  (e)      any demand under this Guaranty.

        8.      If any of the following events should occur:

                  (a) any representation or warranty of the undersigned in this Guaranty or in any of the other Loan Documents shall prove false or misleading in any material respect;

                  (b) default under any of the Loan Documents and its continuance beyond any applicable notice and/or grace periods therein contained; or (c) any or all of the undersigned violates any provision of this Guaranty; then, and in such event, First Union may declare the Debt and all of the other obligations of the undersigned under this Guaranty, including fees, contracted with or acquired by First Union, whether joint, several, absolute, contingent, secured, matured or unmatured (collectively, the "Liabilities") to be, and the same shall become, immediately due and payable.

     9. This is a guaranty of payment and not of collection and the undersigned further waives any right to require that any action be brought against the Borrower or any other person or party or to require that resort be had to any security or to any balance of any deposit account or credit on the books of First Union in favor of the Borrower or any other person or party .Any payment on account of or reacknowledgment of the Debt by the Borrower, or any other party liable therefor, shall be deemed to be made on behalf of the undersigned and shall serve to start anew the statutory period of limitations applicable to the Debt.

        10. Each reference herein to First Union shall be deemed to include its successors and assigns, in whose favor the provisions of this Guaranty shall also inure. Each reference herein to the undersigned shall be deemed to include (as applicable) the heirs, executors, administrators, legal representatives, successors and assigns of the undersigned, all of whom shall be bound by the provisions of this Guaranty, provided, however, that the undersigned shall in no event nor under any circumstance have the right, without obtaining the express prior written consent of First Union, to assign or transfer the undersigned's obligations and liabilities under this Guaranty, in whole or in part, to any other person, party or entity.

     11. The term "undersigned" as used herein shall, if this Guaranty is signed by more than one party, unless otherwise stated herein, mean the "undersigned and each of them" and each undertaking herein contained shall be their joint and several undertaking. First Union may proceed against none, one or more of the undersigned at one time or from time to time as First Union sees fit in its sole and absolute discretion. If any party hereto shall be a partnership or limited liability company, the agreements and obligations on the part of the undersigned herein contained shall remain in force and application notwithstanding any changes in the individuals composing the partnership or the members composing such limited liability company, and the term "undersigned" shall include any altered or successive partnerships or limited liability companies, but the predecessor entities and their partners or members, respectively, shall not thereby be released from any obligations or liability hereunder. If any party hereto shall be a corporation, or limited liability company, the agreements and obligations on the part of the undersigned herein contained shall remain in force and application notwithstanding the merger, consolidation, reorganization or absorption thereof, and the term "undersigned" shall include such new entity, but the old entity shall not thereby be released from any obligations or liabilities hereunder.

          12. No delay on the part of First Union in exercising any right or remedy under this Guaranty or failure to exercise the same shall operate as a waiver in whole or in part of any such right or remedy. No notice to or demand on any or all of the undersigned shall be deemed to be a waiver of the obligations of any or all of the undersigned or of the right of First Union to take further action without notice or demand as provided in this Guaranty. No course of dealing between any of the undersigned and First Union shall change, modify or discharge, in whole or in part, this Guaranty or any obligations of the undersigned hereunder.

     13. This Guaranty may be modified, amended, changed or terminated only by an agreement in writing signed by First Union and the undersigned. Neither the amount of the Commitment nor the maximum aggregate principal amount of the Loans available under the Credit Agreement may be increased without the written consent of the undersigned. No waiver of any term, covenant or provision of this Guaranty shall be effective unless given in writing by First Union and if so given by First Union shall be effective only in the specific instance in which given. The execution and delivery hereafter to First Union by any or all of the undersigned of a new instrument of guaranty or any reaffirmation of guaranty, of whatever nature, shall not terminate, supersede or cancel this instrument, unless expressly so provided therein, and all rights and remedies of First Union hereunder or under any instrument of guaranty hereafter executed and delivered to First Union by any or all of the undersigned shall be cumulative and may be exercised singly or concurrently.

          14. The undersigned acknowledges that this Guaranty and the undersigned's obligations under this Guaranty are and shall at all times continue to be absolute, irrevocable and unconditiorial in all respects, and shall at all times be valid and enforceable irrespective of any other agreements or circumstances of any nature whatsoever which might otherwise constitute a defense to this Guaranty and the obligations of any or all of the undersigned under this Guaranty or the obligations of any other person or party (including, without limitation, the Borrower) relating to 'this Guaranty or the obligations of any or all of the undersigned hereunder or otherwise with respect to the Debt, including, but not limited to, a foreclosure or similar action with respect to the Collateral, or the realization upon any other collateral given, pledged or assigned as security for all or any portion of the Debt, or the filing of a petition under Title 11 of the United States Code with regard to the Borrower or any or all of the undersigned, or the commencement of an action or proceeding for the benefit of the creditors of the Borrower or any or all of the undersigned, or the obtaining by First Union of title to, assets encumbered by the Security Agreement, the Pledge Agreement, or any of the other Loan Documents, or any other collateral given, pledged or assigned as security for the Debt by reason of the foreclosure or enforcement of the Security Agreement, the Pledge Agreement, any other pledge or security agreement, or any of the other Loan Documents, the transfer of assets in settlement of claims under the Security Agreement, the Pledge Agreement, or any other Loan Documents, or otherwise. This Guaranty and the other Loan Documents set forth the entire agreement and understanding of First Union and the undersigned with respect to the matters covered by this Guaranty and the other Loan Documents and the undersigned acknowledges that no oral or other agreements, understandings, representations or warranties exist with respect to this Guaranty or with respect to the obligations of the undersigned under this Guaranty, except those specifically set forth in this Guaranty and the other Loan Documents.

        15.The undersigned further represents and warrants to First Union that:

               (a) neither the execution and delivery of this Guaranty nor the consummation of the transactions contemplated hereby nor compliance with the terms and provisions hereof will violate any applicable provision of law or any applicable regulation or other manifestation of governmental action; and

               (b) all necessary approvals, consents, licenses, registrations and validations of any governmental regulatory body, including, without limitation, approvals required to permit the undersigned to execute and carry out the provisions of this Guaranty, for the validity of the obligations of the undersigned hereunder and for the making of any payment or remittance of any funds required to be made by the undersigned under this Guaranty, have been obtained and are in full force and effect.

          16. Notwithstanding any payments made by any or all of the undersigned pursuant to the provisions of this Guaranty, for the period prior to the indefeasible payment in full of the entire Debt, the undersigned irrevocably waives all rights to enforce or collect upon any rights which it now has or may acquire against the Borrower either by way of subrogation, indemnity, reimbursement or contribution for any amount paid under this Guaranty or by way of any other obligations whatsoever of the Borrower to any or all of the undersigned, nor shall any or all of the undersigned file, assert or receive payment on any claim, whether now existing or hereafter arising, against the Borrower in the event of the commencement of a case by or against the Borrower under Title 11 of the United States Code, which case commences prior to the indefeasible payment in full of the entire Debt; and the undersigned expressly agree that if such a case is commenced prior to the indefeasible payment in full of the entire Debt, the foregoing waiver of subrogation, indemnity, reimbursement and contribution rights shall be deemed absolute and not subject to revival even if such indefeasible payment were to be made after commencement of such a case. In the event either a petition is filed under said Title 11 of the United States Code with regard to the Borrower or the commencement of an action or proceeding for the benefit of the creditors of the Borrower, this Guaranty shall at all times thereafter remain effective in regard to any payments or other transfers of assets to First Union received from or on behalf of the Borrower prior to notice of termination of this Guaranty and which are or may be held voidable on the grounds of preference or fraud, whether or not the Debt has been paid in full. The provisions of this paragraph 16 shall survive the term of this Guaranty and the indefeasible payment in full of the Debt and all other Liabilities and the termination of the Commitment pursuant to the Credit Agreement.

          17. Any notice, request or demand given or made under this Guaranty shall be in writing and shall be given and deemed given as provided in the Credit Agreement.

          18. This Guaranty is, and shall be deemed to be, a contract entered into under and pursuant to the laws of the State of New York and shall be in all respects governed, construed, applied and enforced in accordance with the laws of the State of New York without regard to principles of conflicts of laws. The undersigned acknowledges and agrees that this Guaranty is, and is intended to be, an instrument for the payment of money only, as such phrase is used in ss.3213 of the Civil Practice Law and Rules of the State of New York, and the undersigned has been fully advised by its counsel of the rights and remedies available against them pursuant to said ss.3213.

          19. Section 9.09 of the Credit Agreement shall apply to this Guaranty, and is hereby incorporated by reference, mutatis mutandis, into this
                                                   ------- --------
Guaranty.

          20. The undersigned absolutely, unconditionally and irrevocably waives any and all right to assert or interpose any defense, setoff, counterclaim or crossclaim of any nature whatsoever with respect to this Guaranty or the obligations of the undersigned under this Guaranty, or the obligations of any other person or party (including without limitation, the Borrower) relating to this Guaranty, or the obligations of the undersigned hereunder or otherwise with respect to either or both of the Loans or any of the Loan documents in any action or proceeding brought by First Union to collect the Debt, or any portion thereof, or to enforce the obligations of the undersigned under this Guaranty (provided, however, that the foregoing shall not be deemed a waiver of the right of the undersigned to assert any compulsory counterclaim maintained in a court of the United States, or of the State of New York if such counterclaim is compelled under local law or rule of procedure, nor shall the foregoing be deemed a waiver of the right of the undersigned to assert any claim which would constitute a defense, setoff, counterclaim or crossclaim of any nature whatsoever against First Union in any separate action or proceeding). The undersigned hereby undertakes and agrees that this Guaranty shall remain in full force and effect for all of the obligations and liabilities of the undersigned hereunder, notwithstanding the maturity of the Debt, whether by acceleration, scheduled maturity or otherwise.

         21. No exculpatory provisions which may be contained in the Notes, the Credit Agreement, the Security Agreement, the Pledge Agreement, the Interest Rate Swap Agreement, or in any other Loan Document shall in any event or under any circumstances be deemed or construed to modify, qualify, or affect in any manner whatsoever the obligations and liabilities of the undersigned under this Guaranty.

         22. The obligations and liabilities of the undersigned under this Guaranty are in addition to the obligations and liabilities of the undersigned under the Other Guaranties (as hereinafter defined). The discharge of the any or all of the undersigned's obligations and liabilities under anyone or more of the Other Guaranties by the undersigned or by reason of operation of law or otherwise shall in no event or under any circumstance constitute or be deemed to constitute a discharge, in whole or in part, of the undersigned's obligations and liabilities under this Guaranty. Conversely, the discharge of any or all of the undersigned's obligations and liabilities under this Guaranty by the undersigned or by reason of operation of law or otherwise shall in no event or under any circumstance constitute or be deemed to constitute a discharge, in whole or in part, of the undersigned's obligations and liabilities under any of the Other Guaranties. The tenI1 "Other Guaranties" as used herein shall mean any other guaranty of payment, guaranty of performance, completion guaranty, indemnification agreement or other guaranty or instrument creating any obligation or undertaking of any nature whatsoever (other than this Guaranty) now or hereafter executed and delivered by any or all of the undersigned to First Union in connection with any or all of the Debt.

          23. This Guaranty may be executed in one or more counterparts by some or all of the parties hereto, each of which counterparts shall be an original and all of which together shall constitute a single agreement of guaranty. The failure of any party listed below to execute this Guaranty, or any counterpart hereof, or the ineffectiveness for any reason of any such execution, shall not relieve the other signatories from their obligations hereunder.

         24. THE UNDERSIGNED HEREBY IRREVOCABLY AND UNCONDITIONALLY WAIVES, AND FIRST UNION BY ITS ACCEPTANCE OF THIS GUARANTY IRREVOCABLY AND UNCONDITIONALLY WAIVES, ANY AND ALL RIGHT TO TRIAL BY JURY IN ANY ACTION, SUIT OR COUNTERCLAIM ARISING IN CONNECTION WITH, OUT OF OR OTHERWISE RELATING TO THIS GUARANTY AND/OR ANY OF THE OTHER LOAN DOCUMENTS.

         IN WITNESS WHEREOF, the undersigned have duly executed this Guaranty the day and year first above set forth.

       -----------------
       MICHAEL RYAN
                                        ASSET & FINANCIAL PLANNING, LTD.
                                        a New York corporation
       -----------------
       THOMAS POVINELLI                 By: /s/ Ted Finkelstein
                                        Name:   Ted Finkelstein
                                        Title:  Vice President
       -----------------
       JAMES CIOCIA


       PRIME FINANCIAL SERVICES, INC.,  NORTH SHORE CAPITAL MANAGEMENT
       a Delaware corporation           CORP.,
                                        a New York corporation
       By: /s/ Ted Finkelstein          By: /s/ Ted Finkelstein
       Name:   Ted Finkelstein          Name:   Ted Finkelstein
       Title:  Vice President           Title:  Vice President

       e1040.com                        G+C SCHLAGER & ASSOCIATES, INC.
       a Delaware corporation           a Delaware corporation

       By: /s/ Ted Finkelstein          By: /s/ Ted Finkelstein
       Name:   Ted Finkelstein          Name:   Ted Finkelstein
       Title:  Vice President           Title:  Vice President

       G+C MORTGAGE LINE, INC.,
       a Delaware corporation
       By: /s/ Ted Finkelstein
       Name:   Ted Finkelstein
       Title:  Vice President

                                   EXHIBIT A
                                   ---------
          Credit Agreement: The term "Credit Agreement" as used in this Guaranty shall mean that certain Revolving Credit and Term Loan Agreement of even date herewith, among the Borrower, the undersigned, certain other Guarantors named therein, and First Union.

EXHIBIT 10.18

                            SUBORDINATION AGREEMENT

   THIS SUBORDINATION AGREEMENT (the "Agreement") is made and entered into on December 26, 2001, by and between (i) The Travelers Insurance Company, a Connecticut corporation (the "Subordinated Lender"), and (ii) First Union National Bank, a national banking association (the "Senior Lender").

                                  WITNESSETH:

     WHEREAS, Gilman + Ciocia, Inc. a Delaware corporation (the "Borrower"), has entered into a Revolving Credit and Term Loan Agreement dated as of December 27,2001 (as it may from time to time be amended, modified, supplemented, restated, extended or joined in by other Persons, the "Credit Agreement"; capitalized terms used herein, and not defined herein, are used with the meanings ascribed to them in the Credit Agreement) among the Borrower, the Senior Lender and the Guarantors (as hereinafter defined) pursuant to which, among other things, the Senior Lender has agreed to make certain
Loans to the Borrower;

        WHEREAS, pursuant to the Credit Agreement, the Borrower and the Guarantors (as applicable) have duly executed the Notes, the Interest Rate Swap Agreement, the Guaranty of Payment, the Pledge Agreements, the Security Agreement and the other Loan Documents to which any of them is a party (the Credit Agreement and all of the other foregoing documents and " instruments, together with any Loan Documents made after the date hereof, as each of the foregoing may from time to time be amended, modified, supplemented, restated, extended or joined in by other Persons being, collectively, referred to herein as the "Senior Loan Documents");

        WHEREAS, the Borrower has entered into a loan agreement dated
November 1,2000, as amended pursuant to an amendment and modification of loan agreement dated on or about December 26, 2001, between the Borrower and Subordinated Lender (as it may from time to time be amended, modified, supplemented, restated, extended or joined in by other Persons, the

"Travelers Loan Agreement"), pursuant to which, among other things, the Borrower
(i) issued the Travelers Note (as hereinafter defined) in the principal amount of $5,000,000 to the Subordinated Lender, (ii) granted to the Subordinated Lender a security interest in its assets pursuant to the Travelers Security Agreement (as hereinafter defined), and (iii) delivered to Travelers the personal guaranties of Michael Ryan, Kathryn Travis, Thomas Povinelli and James Ciocia pursuant to the Individual Guaranties (as hereinafter defined) [the Travelers Loan Agreement, Travelers Note, the Travelers Security Agreement, the Individual Guaranties, together with any and all other loan documents, instruments, documents, agreements, UCC financing statements, undertakings or obligations in any way relating thereto or executed in connection therewith, whether any of the foregoing is now existing or now existing made after the date hereof, as each of the foregoing may from time to time be amended, modified, supplemented, restated, extended or joined in by other Persons being, collectively, being referred to as the "Subordinated Loan Documents"];

        WHEREAS, the Borrower and the Guarantors and any other Obligors (as hereinafter defined) are presently and may from time to time hereafter be further indebted to the Senior Lender as a result of the making of the Loans pursuant to the Senior Loan Documents;

        WHEREAS, the Subordinated Lender acknowledges that the making of the Loans to the Borrower pursuant to the Senior Loan Documents is of direct and substantial value to the Subordinated Lender; and WHEREAS, the Subordinated Lender has agreed to (i) subordinate the payment and priority of the
Subordinated Obligations (as hereinafter defined) owed by the Borrower and/or any of the other Obligors to the Subordinated Lender to the payment and priority of the Senior Obligations (as hereinafter defined) owed by the Borrower and/or any of the other Obligors to the Senior Lender, and (ii) subordinate (x) all Liens (as hereinafter defined) on the Collateral (as hereinafter defined) granted by the Borrower and/or any other Obligor to the Subordinated

Lender to secure the Subordinated Obligations to (y) all Liens on the Collateral granted by the Borrower and/or any other Obligor to the Senior Lender to secure the Senior Obligations, all upon the terms and conditions hereafter set forth.

        NOW, THEREFORE, for the sum of $10.00 and other good and valuable consideration, receipt of which is hereby acknowledged, and in order to induce the Senior Lender to make the Loans pursuant to the Senior Loan Documents, the parties hereto hereby agree as follows:

        SECTION 1. Definitions. (a) In addition to other terms defined herein and in the Credit Agreement, as used in this Agreement the following terms shall have the meanings set forth below (such meanings to apply equally to the singular and plural form of each term, unless the context otherwise requires):

        "Bankruptcy Code" has the meaning set forth in Section 14 hereof.

        "Borrower" has the meaning set forth in the recitals hereto.

        "Business Day" has the meaning set forth in the Credit Agreement.

        "Collateral" means all property and interest in property in or against which the Borrower, any Guarantor or any other Obligor has granted, purported to have granted, or shall hereafter grant or purport to grant, a security interest or Lien in favor of both (i) the Senior Lender under the Senior Loan Documents as security for the Senior Obligations, and (ii) the Subordinated Lender under the Subordinated Loan Documents as security for the Subordinated Obligations.

        "Credit Agreement" has the meaning set forth in the recitals hereto.

        "Event of Default" means any "Event of Default" under the Credit Agreement or an event which after the passage of time, or the giving of notice, or both, would constitute an "Event of Default" under the Credit Agreement.

        "Guarantors" shall mean, collectively, Thomas Povinelli, James Ciocia, Michael Ryan, Prime Financial Services, Inc. (a Delaware corporation), Asset & Financial Planning, Ltd., North

Shore Capital Management Corp., el040.com, inc., G+C Schlager & Associates, Inc., G+C Mortgage Line Inc., and any other "Guarantors" (as defined in the Credit Agreement) whether now or hereafter existing.

     "Individual Guaranties" means, collectively, each of the guaranties of payment, dated on or about November 1,2000, with respect to Travelers Loan Agreement, from Michael Ryan, Kathryn Travis, Thomas Povenelli and/or James Ciocia in favor of the Subordinated Lender, as the same may from time to time be amended, modified, supplemented, restated, extended or joined in by any other Person.

        "Lien" means any mortgage, deed of trust, pledge, security interest, hypothecation, assignment, deposit arrangement, encumbrance, lien (statutory or other), preference, priority, or other security agreement or preferential arrangement, charge, or encumbrance of any kind or nature whatsoever (including, without limitation, any conditional sale or other title retention agreement, any financing lease having substantially the same economic effect as any of the foregoing, and the filing of any financing statement under the Uniform Commercial Code or comparable law of any jurisdiction to evidence any of the foregoing).

        "Loan" shall mean any loan or credit advance of any kind under the Senior Loan Documents, whether or not evidenced by either of the Notes. "Nonpayment Default" shall mean any Event of Default which is not a Payment Default.

        "Nonpayment Default Notice" has the meaning set forth in Section 5(b) hereof.

        "Notes" shall mean the Notes, as defined in the Credit Agreement. "Obligors" shall mean the Borrower, the Guarantors, and all now or hereafter created or acquired Affiliates and Subsidiaries of the Borrower or a Guarantor or of any other such Affiliate or Subsidiary. "Obligation Termination Date" has the meaning set forth in Section 2(a) hereof.

        "Payment Blockage Period" has the meaning set forth in Section 5(b) hereof.

        "Payment Blockage Termination Date" shall mean, with respect to any Payment Blockage Period, the earliest of (a) the date which is one hundred eighty (180) days after the date of receipt by the Borrower of the Nonpayment Default Notice relating to such Payment Blockage Period; (b) the date such Nonpayment Default shall have been cured or expressly waived in writing by the Senior Lender or shall have ceased to exist, as evidenced by a letter to such effect from the Senior Lender; (c) the date such Payment Blockage Period shall have been expressly terminated by written notice to the Borrower from the Senior Lender; or (d) 91 days after the payment in full, in cash, of all of the Senior Obligations.

        "Payment Default" has the meaning set forth in Section 5(a) hereof.

        "Permitted Payments" has the meaning set forth in Section 4 hereof.

        "Senior Lender" has the meaning set forth in the recitals hereto.

        "Senior Loan Documents" has the meaning set forth in the recitals hereto.

        "Senior Obligations" means (a) any and all indebtedness, obligations and liabilities owing by the Borrower or any other Obligor, whether now existing or hereafter arising or acquired outright, conditionally, or as collateral security, whether as principal, interest or otherwise, whether due or not due, direct, indirect, absolute or contingent and whether or not evidenced by any note, instrument, guaranty, or other writing, without any limitation as to the terms thereof, to the Senior Lender, including (i) principal (up to $9,000,000) of and interest (including interest at the rates provided for in the Senior Loan Documents or other agreement governing or evidencing the Senior Obligations both before and after the institution of any bankruptcy, receivership, insolvency or similar proceeding, even if the claim for such interest is not allowed pursuant to the provisions of applicable law) on all Loans, (ii) all indebtedness, liabilities and obligations under the Interest Rate Swap Agreement or under any of the other Senior Loan Documents, and (iii) all fees, expenses, reimbursements, indemnities and other amounts payable under the Credit Agreement or any other Senior Loan Documents, and (b ) all renewals, deferrals, amendments, modifications, supplements, extensions, refundings, or refinancing of any of the indebtedness, obligations or liabilities described in clause (a), including, but not limited to, any evidence of indebtedness issued in exchange therefor and any extensions, replacements, amendments or other modifications of any of the Senior Loan Documents.

     "Standstill Period" shall mean the period commencing, (x) in the case of a Payment Default, on the date that a payment blockage becomes operative pursuant to Section 5(a) hereof, and (y) in the case of any Nonpayment Default, the date the Senior Lender shall have given a Nonpayment Default Notice pursuant to
Section 5(b ) hereof, and, in either case (x) or (y), ending upon the date which is one hundred and twenty (120) days after the commencement of such Standstill Period.

        "Subordinated Lender" has the meaning set forth in the recitals hereto.

        "Subordinated Loan Documents" has the meaning set forth in the recitals hereto.

        "Subordinated Obligations" means (a) any and all indebtedness, obligations and liabilities owing by the Borrower or any other Obligor, whether now existing or hereafter arising or acquired outright, conditionally or as collateral security (whether as principal, interest or otherwise, whether due or not due, direct, indirect, absolute or contingent and whether or not evidenced by any note, instrument, guaranty or other writing), without any limitation as to the terms thereof, to the Subordinated Lender, including principal of and interest (including interest at the rates provided for in the Subordinated Loan Documents or other agreement governing or evidencing the Subordinated Obligations both before and after the institution of any bankruptcy, receivership, insolvency or similar proceeding, even if the claim for such interest is not allowed pursuant to the provisions of applicable law) on all notes, all other extensions of credit under or in connection with the Travelers Loan Agreement, Travelers Note, the Individual Guaranties, or any of the other Subordinated Loan Documents, and all fees, expenses, reimbursements, indemnities and other amounts payable under the Travelers Loan Agreement or any other Subordinated Loan Documents, (b) all renewals, deferrals, amendments, modifications, supplements, extensions, refundings or refinancing of any of the indebtedness, obligations or liabilities described in clause (a), including, but not limited to, any evidences of indebtedness issued in exchange thereof and any extensions, replacements, amendments or other modifications of any of the Subordinated Loan Documents and ( c) any other obligations of any kind owing at any time by any Obligor to the Subordinated Lender or any of the other Senior Obligations upon assignment to the Subordinated Lender as contemplated by Section 16.

        "Travelers Loan Agreement" shall have the meaning set forth in the recitals hereto.

        "Travelers Note" shall mean that certain promissory note dated
November 1, 2000, as amended, made by the Borrower in favor of the Subordinated Lender.

        "Travelers Security Agreement" shall mean that certain Security Agreement dated November 1,2001 between the Borrower and the Subordinated Lender.

        "Warrants" shall mean (1) the Warrant to Purchase (425,00) Shares of Common Stock of the Borrower granted to the Subordinated Lender in connection with the Travelers Loan Agreement, which warrants became exercisable on November 1, 2000, (2) the Warrant to Purchase (300,000) Shares of Common Stock of the Borrower granted to the Subordinated Lender in connection with the Travelers Loan Agreement, which warrants became effective November 1, 2001, and (3) the Warrant to Purchase (300,000) Share of Common Stock of the Borrower to be granted to the Subordinated Lender in connection with the amendment to the Travelers Loan Agreement, which amendment is dated on or about the date hereof.

        (b)The definitions of terms herein shall apply equally to the singular and plural forms of the terms defined. Whenever the context may require, any pronoun shall include the corresponding masculine, feminine and neuter forms. The words "include," "includes" and

"including" shall be deemed to be followed by the phrase "without limitation." The word "will" shall be construed to have the same meaning and effect as the word "shall." Unless the context requires otherwise (i) any definition of or reference to any agreement, instrument or other document herein shall be construed as referring to such agreement, instrument or other document as from time to time amended, supplemented or otherwise modified (subject to any restrictions on such amendments, supplements or modifications set forth herein),
(ii) any reference herein to any Person shall be construed to include such Person's heirs, administrators, executors, successors and assigns, (iii) the words "herein," "hereof," and "hereunder" and words of similar import, shall be construed to refer to this Agreement in its entirety and not to any particular provision hereof, and (iv) unless otherwise stated, all references herein to Sections shall be construed to refer to Sections of this Agreement.

        SECTION 2. Priority of Security Interests. (a) The Subordinated Lender agrees that the Liens of the Senior Lender in the Collateral are and shall remain senior in priority, operation and effect to the priority, operation and effect of the Liens of the Subordinated Lender in the Collateral, notwithstanding the order of perfection of any such Liens or the filing or recording of, or failure to file or record, any instrument or other document in any filing or recording office in any jurisdiction. Any and all Liens of the Subordinated Lender, whether now or hereafter arising and howsoever existing, in the Collateral shall be and hereby are subordinated to all of the rights and interests of the Senior Lender. Except as expressly permitted by Sections 3(a) or 4 hereof or unless the Senior Lender expressly consents in writing, the Subordinated Lender shall have no right to possession of any assets or property of any of the Obligors, to foreclose upon any assets or property (including, but not limited to, the Collateral), whether by judicial action or otherwise, unless and until the 91st day following the payment and satisfaction in full of all the Senior Obligations and the indefeasible termination of any and all obligations of the Senior Lender to extend any credit under the Senior Loan Documents (the "Obligation Termination Date"). The

Senior Lender will provide any satisfaction instrument, UCC-3 termination statement or release and/or similar documentation with respect to its security interests in the Collateral promptly after the Obligation Termination Date.

        (b) The Subordinated Lender shall promptly release and discharge any Lien to the extent that the Senior Lender requires such release or discharge in order to sell or otherwise realize upon any Collateral free of such Lien (whether by judicial foreclosure, non-judicial foreclosure, or other transfer in lieu of foreclosure) and to apply all of the proceeds to the Senior Obligations, and thereafter to the Subordinated Obligations in accordance with the provisions hereof.

        (c)The priorities specified herein are applicable irrespective of any statement in any document or any other agreement to the contrary, the time or order or method of attachment or perfection of any Lien or the time or order of recording of any mortgage or collateral assignment of leases, or the filing of any financing statements, or the giving or failure to give notice of the acquisition or expected acquisition of any other Lien.

        (d)The Subordinated Lender agrees that it shall not sell, assign or otherwise dispose of its interest, in whole or in part, in the Subordinated Loan Documents prior to the Obligation Termination Date, without the express written consent of the Senior Lender, which consent shall not be unreasonably withheld provided that this Agreement and any and all Senior Loan Documents and Subordinated Loan Documents are amended to the extent reasonably requested by, and in a manner satisfactory to, counsel to the Senior Lender, in its sole discretion, all at no cost or expense to the Senior Lender.

        SECTION 3. Subordination of the Subordinated Obligations. (a) The
                   ---------------------------------------------
payment and performance of the Subordinated Obligations are hereby subordinated in right of payment to the prior payment (in cash) in full of the Senior Obligations and the Subordinated Lender will not ask, demand, sue for, take or receive from any Obligor (by way of payment, loan, setoff or in any other manner) the whole or any part of the Subordinated Obligations (whether the Subordinated Obligations shall have become payable at maturity, by acceleration or otherwise), unless and until the Obligation Termination Date; provided. however, that the Subordinated Lender may receive and retain Permitted
Payments, but only to the extent such payments are not prohibited under Section 5 of this Agreement.

        (b)The Subordinated Lender agrees and covenants not to accept any payments or distributions of any kind from any Obligor whether now due and payable or hereafter arising, with respect to any of the Subordinated Obligations, including, without limitation, any principal, interest, past due interest, penalty interest, late fees or other payments due and payable thereunder, other than Permitted Payments. Upon the Obligation Termination Date, the Obligors may make any and all payments or prepayments in respect of the Subordinated Obligations, including any missed payments. In the event that the Subordinated Lender receives payments or distributions prohibited by the provisions of this Section 3, such payments or distributions shall be held in trust by the Subordinated Lender for the benefit the Senior Lender and distributed to the Senior Lender in accordance with the provisions of Section 9 hereof. Notwithstanding anything in this Agreement to the contrary, on prior notice to the Senior Lender the Subordinated Lender may at any time convert any or all of the Subordinated Obligations to equity in the Borrower by canceling the correct amount of the Subordinated Obligations and accepting shares pursuant to Warrants in place thereof.

        SECTION 4. Permitted Payments. The parties hereto agree that, subject to Section 5 of this Agreement, the Borrower may pay, and the Subordinated Lender may receive and retain the following payments (each being a "Permitted Payment"): (i) regularly scheduled interest payments, and (ii) regularly scheduled payments of principal due after December 1, 2003, in each case (i) and
(ii) due under the Travelers Loan Agreement as such agreement is in effect on the date hereof (i.e., without regard to any amendments thereof after the date hereof). In addition, the term "Permitted Payments" shall include within its scope the making of payments to the Subordinated Lender, which payments are on account of otherwise Permitted Payments which could not be made because of the prohibition against the same in this Agreement, which prohibition took effect by reason of the occurrence of an Event of Default where (i) (x) such Event of Default has been cured or expressly waived (in the manner provided under the Credit Agreement) or (y) in the case of a Nonpayment Default, the Payment Blockage Period has expired, and (ii) the making of such missed payments would not cause a new Event of Default. No Obligor shall purchase or otherwise acquire from the Subordinated Lender any Subordinated Obligations unless such purchase or other acquisition would be a Permitted Payment.

        SECTION 5. Restrictions on Payments and Remedies. Notwithstanding any
                   --------------------------------------
other provisions of this Agreement:
        (a) In the event that the Borrower or any of the other Obligors shall have failed to make any payment due pursuant to the Senior Loan Documents when the same shall become due, whether at maturity, at a date fixed for prepayment or by declaration of acceleration or otherwise in accordance with the provisions of the Credit Agreement and without regard to any grace periods provided in the Credit Agreement (any such event being a "Payment Default"), then unless and until such Payment Default shall have been waived, in the manner provided in the Credit Agreement or cured or shall otherwise shall have ceased to exist, no direct or indirect payment (in cash, properties, securities or by setoff or otherwise), including, without limitation, any Permitted Payment, shall be made on account of any Subordinated Obligation or as a sinking fund with respect to any Subordinated Obligation or in respect of the redemption, retirement, purchase, prepayment or other acquisition or payment of any Subordinated Obligation.

        (b) Upon (i) the happening of any Nonpayment Default and (ii) the receipt by the Borrower of written notice (a "Nonpayment Default Notice") from the Senior Lender of the happening of a Nonpayment Default stating that such notice is a payment blockage notice pursuant to Section 5(b ) hereof, no direct or indirect payment (in cash, properties, securities or by setoff or otherwise), including, without limitation, any Permitted Payment, shall be made on account of any Subordinated Obligation or as a sinking fund with respect to any Subordinated Obligation or in respect of the redemption, retirement, purchase, prepayment or other acquisition or payment of any Subordinated Obligation for a period (each, a "Payment Blockage Period") commencing on the date of receipt by the Borrower of such Nonpayment Default Notice, and ending on the Payment Blockage Termination Date relating to such Payment Blockage Period. Notwithstanding anything herein to the contrary, the Payment Blockage Periods with respect to any Nonpayment Default Notices shall not, in the aggregate, exceed 180 days in any 360 day period. All Permitted Payments in respect of Subordinated Obligations postponed under Section 5(a) hereof or during any Payment Blockage Period shall be immediately due and payable upon the termination thereof (exclusive of any default rate interest, if any), but only to the extent that (i) such payment is still a Permitted Payment and (ii) no Event of Default would result from such payment. The Borrower, by making all Permitted Payments which are past due or otherwise payable upon termination of the Payment Blockage Period, shall be deemed to have cured, and the Subordinated Lender shall be deemed to have waived, any default or event of default under the Subordinated Loan Documents resulting solely from such postponed payment, and any acceleration of the Subordinated Obligations solely in respect of such default or event of default shall be deemed to have been annulled and void ab initio.
                                               -- ------
        (c) Notwithstanding anything contained in this Agreement or in any Subordinated Loan Document to the contrary, for so long as any Senior Obligations are outstanding, the Subordinated Lender shall not take any action to accelerate all or any portion of the Subordinated Obligations (and no acceleration or purported acceleration pursuant to the Subordinated Loan
Documents shall become effective) or exercise or seek, through judicial, arbitration or any other judicial or quasi-judicial proceeding or otherwise, to obtain any other remedies in respect thereof during any Standstill Period.

        SECTION 6. Subordinated Obligations Owed Only to the Subordinated
                   -------------------------------------------------------
Lender. The Subordinated Lender hereby represents and warrants to the Senior
-------
Lender that (i) the Subordinated Lender has not previously transferred or assigned any interest in the Subordinated Obligations, (ii) that no person or entity owns any interest in the Subordinated Obligations other than the Subordinated Lender and (iii) that the entire Subordinated Obligations are owing only to the Subordinated Lender. The Subordinated Lender hereby covenants that all of the Subordinated Obligations shall continue to be owing only to the Subordinated Lender unless assigned in accordance with the terms of this Agreement.

        SECTION 7. Senior Lender's Priority. Upon the occurrence of any
                   ------------------------
distribution, division, or application, partial or complete, voluntary or involuntary, by operation of law or otherwise, of all or any part of the assets of any Obligor or the proceeds thereof to the creditors of any Obligor, or readjustment of the obligations and indebtedness of any Obligor, whether by reason of liquidation, bankruptcy, arrangement, receivership, assignment for the benefit of creditors or any other action or proceeding involving the readjustment of all or any part of the Senior Obligations or the Subordinated Obligations, or the application of the assets of any Obligor to the payment or liquidation thereof, or upon the dissolution or other winding up of any Obligor's business, or upon the sale of all or substantially all of any Obligor's assets, then, and in any such event, (a) the Senior Lender shall be entitled to receive payment in full of any and all of the Senior Obligations then owing and retain such payments without challenge from any person or entity for 91 days prior to the payment of all or any part of the Subordinated
Obligations, and (b ) any payment or distribution of any kind or character, whether in cash, securities or any other property, which shall be payable or deliverable upon or with respect to any or all of the Subordinated Obligations, shall be paid or delivered directly to the Senior Lender for application to any of the Senior Obligations, due or not due, until the Obligation Termination Date. Notwithstanding any statute, including the Bankruptcy Code, any rule of law or bankruptcy proceeding to the contrary, the rights of the Senior Lender hereunder to have all of the Senior Obligations paid and satisfied in full and retain such payments without challenge from any person or entity for 91 days prior to the payment of any of the Subordinated Obligations by any Obligor shall include, without limitation, the rights of the Senior Lender to be paid in full all fees and interest accruing as part of or on the Senior Obligations due to it after the filing of any petition by or against any Obligor in connection with any bankruptcy or similar proceeding or any other proceeding referred to in this Section 7 and to retain such payments without challenge from any person or entity for 91 days, prior to the payment of any amounts in respect of the Subordinated Obligations, including any interest due to the Subordinated Lender accruing after such date.

        SECTION 8. Grant of Authority to the Senior Lender. With respect to the Subordinated Obligations, the Subordinated Lender hereby irrevocably appoints the Senior Lender (and any officer or agent of the Senior Lender with full power of substitution and revocation) as the Subordinated Lender's attorney-in-fact (coupled with an interest), with full authority in the place and stead of the Subordinated Lender and in the name of the Subordinated Lender or otherwise, and the Senior Lender is hereby irrevocably authorized and empowered, in its sole and absolute discretion, to exclusively make and present for and on behalf of the Subordinated Lender such proofs of claim against such Obligor or its estate on account of the Subordinated Obligations or such other matters as the Senior Lender may deem expedient or proper and to exclusively vote such proofs of claim in any such proceeding. In all events, the Senior Lender shall have exclusive authority to receive and collect any and all dividends or other payments or disbursements made in any such proceedings on account of the Subordinated Obligations in whatever form the same may be paid or issued and to apply the same on account of any of the

Senior Obligations. To the extent that payments or distributions are made in property other than cash, the Subordinated Lender hereby authorizes the Senior Lender to sell such property to such buyers and on such terms as the Senior Lender, in its sole discretion, shall determine. The Subordinated Lender shall execute and deliver to the Senior Lender such powers of attorney, assignments and other instruments or documents, including notes and stock certificates (together with such assignments or endorsements as the Senior Lender shall deem necessary), as may be reasonably requested by the Senior Lender in order to enable the Senior Lender to exercise any and all rights granted hereunder including the right to collect and receive any and all payments and distributions which may be payable or deliverable at any time upon or with respect to the Subordinated Obligations, all for the Senior Lender's benefit. Following the Obligation Termination Date, the Senior Lender will remit to the Subordinated Lender to the extent of the Subordinated Lender's interest therein, all dividends or other payments or distributions paid to and held by the Senior Lender in excess of the Senior Obligations.

         SECTION 9. Payments Received by the Subordinated Lender Held in Trust.
                    -----------------------------------------------------------
Without in any way limiting the prohibitions contained in Sections 3 and 11 hereof against the receipt by the Subordinated Lender of such amounts, if any payment or distribution or security or instrument or proceeds thereof (other' than Permitted Payments) is, for any reason, received by the Subordinated Lender upon or with respect to the Subordinated Obligations prior to the Obligation Termination Date, the Subordinated Lender shall receive and hold the same in trust, as trustee, for the benefit of the Senior Lender, and shall forthwith deliver the same to the Senior Lender in precisely the form received (except for the endorsement or assignment of the Subordinated Lender where necessary), for application to, any of the Senior Obligations, due or not due, and, until so delivered, the same shall be held in trust by the Subordinated Lender as the property of the Senior Lender. In the event of the failure of the Subordinated Lender to make any such endorsement or assignment to the Senior Lender, the Senior Lender, or any of its officers or employees, is hereby irrevocably authorized to make the endorsement or assignment.

        SECTION 10. Instrument Legend. Any instrument or
                    ------------------
document (including, but not limited to, the Travelers Note) evidencing any of the Subordinated Obligations, or any portion thereof, will, on the date hereof or, if issued hereafter, not later than the earlier of the issuance thereof or the first transfer of any interest therein, be inscribed with a legend conspicuously indicating that payment thereof (and security therefor, if any) is subordinated to the claims of the Senior Lender pursuant to the terms of this Agreement, in substantially the following form:

        "The indebtedness evidenced hereby and security therefor, is subordinated to the prior payment (as provided in the Subordination Agreement) in full and priority of the Senior Obligations (as defined in the Subordination Agreement) pursuant to, and to the extent provided in the Subordination Agreement dated as of December _,2001 (as amended, if applicable) between (i) The Travelers Insurance Company, and (ii) First Union National Bank."

        A copy of any instrument or document evidencing any of the Subordinated Obligations, or any portion thereof, which is executed by any Obligor will be delivered to the Senior Lender on the date of its execution or within three Business Days thereafter. The Subordinated Lender will, at no expense to the Senior Lender, and at any time and from time to time, promptly execute and deliver all further instruments and documents, and take all further action, that may be necessary or that the Senior Lender may reasonably request, in order to protect any right or interest granted or purported to be granted hereby or to enable the Senior Lender to enforce the rights and remedies afforded to it hereunder.

        SECTION 11. Reimbursements for Expenses and Borrowings from Obligors
                    ---------------------------------------------------------
Assignment of Claims. Subject to its rights under this Agreement to receive and
---------------------
retain Permitted Payments, with respect to the Subordinated Obligations, the Subordinated Lender agrees that until the Obligation Termination Date, the Subordinated Lender will not, directly or indirectly, accept or receive the benefit of any remuneration or reimbursement for expenses from any Obligor, and will not assign or transfer to others any claim which the Subordinated Lender has or may have against any Obligor with respect to the Subordinated Obligations, unless such assignment or transfer is made expressly subject to this Agreement.

        SECTION 12. Continuing Nature of Subordination. All rights and interests
                    -----------------------------------
of the Senior Lender hereunder, and all agreements and obligations of the Subordinated Lender under this Agreement, shall remain in full force and effect irrespective of:

         (a) any lack of validity or enforceability of the Senior Loan Documents or the Senior Obligations;

         (b) any change in the time, manner, place or amount of payment of, or any other term of, all or any of the Senior Obligations, or any other amendment, modification or supplement to, or renewal, extension, restatement, waiver or termination of, or any consent to departure from, or any other action or omission in respect of, any of the Senior Loan Documents;

        (c) any exchange, release, sale, surrender, or non-perfection, in whole or in part, of any Collateral or other collateral hereafter existing, or any release or amendment or waiver of or consent to departure from any guaranty, for all or any of the Senior Obligations;

        (d) any exercise or failure to exercise any right, power or remedy under or in respect of the Senior Loan Documents or the Senior Obligations; or

        (e) any other circumstance which might otherwise constitute a defense available to, or a discharge of, the Subordinated Lender or any subordinated creditor; in each case, whether or not the Subordinated Lender shall have had notice or knowledge of any of the foregoing and whether or not it shall have consented thereto. This Agreement shall be effective and may not be terminated or otherwise revoked by the Subordinated Lender until the Obligation Termination Date. In the event the Subordinated Lender shall have any right under applicable law or otherwise to terminate or revoke this Agreement which right cannot be waived, such termination or revocation shall not be effective until 10 Business Days after written notice of such termination or revocation, signed by the Subordinated Lender, is actually received by the Senior

Lender. In the absence of the circumstances described in the immediately two preceding sentences, this is a continuing agreement of subordination and the Senior Lender may continue, at any time and without notice to the Subordinated Lender, to extend the maturity date of any of the Notes or other Senior Obligations, and/or to otherwise extend credit or other financial accommodations and loan moneys to or for the benefit of any Obligor on the faith hereof. Any termination or revocation by notice described hereinabove shall not affect this Agreement in relation to (i) any of the Senior Obligations which arose prior to the effective date of such notice or (ii) any of the Senior Obligations created after that date, if such Senior Obligations were incurred by the Senior Lender pursuant to the Senior Loan Documents, and/or for the purpose of protecting any Collateral, including, but not limited to, all protective advances, costs, expenses, and attorneys' and paralegals' fees and expenses, whensoever made, advanced or incurred by the Senior Lender in connection with the Senior Obligations. If, in reliance on this Agreement, the Senior Lender makes Loans or extends any other credit to or for the benefit of any Obligor under the Senior Loan Documents, extends the maturity date of any of the Notes or takes any other action under the Senior Loan Documents after such aforesaid termination or revocation by the Subordinated Lender but prior to the effective date of said written notice as set forth above, the rights of the Senior Lender with respect to such Loans, other extensions of credit or other actions shall be the same as if such termination or revocation had not occurred; and, in any event, no obligation of the Subordinated Lender hereunder shall be affected pursuant to this Section 12 by the written revocation of any other subordinated party, pledgor, endorser, or guarantor, if any.

        SECTION 13. Subordinated Lender's Waivers. (a) All of the
                    ------------------------------
Senior Obligations and all of the Subordinated Obligations shall each be deemed to have been made or incurred in reliance upon this Agreement. The Subordinated Lender expressly waives promptness, diligence, all notice of the acceptance by the Senior Lender of the subordination and other provisions of this Agreement and all other notices not specifically required pursuant to the terms of this Agreement whatsoever and any requirement that the Senior Lender protect, secure, perfect or insure any security interest or Lien on the Collateral or any property subject thereto or exhaust any right or take any action against any Obligor or any other person or entity or any collateral. The Subordinated Lender expressly acknowledges reliance by the Senior Lender upon the subordination and other agreements as herein provided. The Subordinated Lender agrees that the Senior Lender has made no warranties or representations with respect to the due execution, legality, validity, completeness or enforceability of the Senior Loan Documents or other agreements governing or evidencing the Senior Obligations, or the enforceability or collectability of the Senior Obligations, that the Senior Lender shall be entitled to manage and supervise the Interest Rate Swap Agreement and the Loans in accordance with applicable law and the Senior Lender's usual practices, modified from time to time as it deems appropriate under the circumstances, without regard to the existence of any rights that the Subordinated Lender may now or hereafter have in or to any of the assets of the Borrower or any other Obligors, and that the Senior Lender shall have no liability whatsoever to the Subordinated Lender. To the fullest extent permitted by law, the Subordinated Lender waives any claim which it may now or hereafter have against the Senior Lender arising out of, any and all actions which the Senior Lender, in good faith, takes or omits to take (including actions with respect to the creation, perfection or continuation of Liens in any Collateral and other security for the Senior Obligations, actions with respect to the occurrence of an Event of Default, actions with respect to the foreclosure upon, sale, release, or depreciation of, or failure to realize upon, any of the Collateral and actions with respect to the collection of any claim for all or any part of the Senior Obligations from any account debtor, any Obligor or any other person or entity) with respect to the Senior Loan Documents or other agreements governing or evidencing the Senior Obligations or any other agreement related thereto or to the collection of the Senior Obligations or the valuation, use, protection or release of any Collateral and/or other security for the Senior Obligations.

        (b) the Senior Lender agrees that the Subordinated Lender has made no warranties or representations except as set forth herein and that the Subordinated Lender shall be entitled to manage and supervise its extensions of credit to or on behalf of the Borrower in accordance with applicable law and the Subordinated Lender's usual practices, subject to the terms and conditions of this Agreement.

        SECTION 14. Bankruptcy Issues. If any Obligor or any Obligor's estate becomes the subject of proceedings under Title 11 of the United States Code (11 U.S.C. ss. 101 et seq.), as amended (the "Bankruptcy Code"), and if the Senior Lender desires to permit the use of cash collateral or to provide financing to any Obligor under either Section 363 or Section 364 of the Bankruptcy Code, the Subordinated Lender agrees that adequate notice of such financing to the Subordinated Lender shall have been provided if the Subordinated Lender receives as specified in this Agreement written notice two Business Days prior to the entry of any final order approving such cash collateral usage or financing, or such other time period provided in any court order. All allocations of payments between the Senior Lender and the Subordinated Lender shall, subject to any court order, continue to be made after the filing of a petition under the Bankruptcy Code on the same basis that the payments were to be allocated prior to the date of such filing. The Subordinated Lender waives any claim it may now or hereafter have arising out of the Senior Lender's election, in any proceeding instituted under Chapter 11 of the Bankruptcy Code, of the application of
Section 1111(b)(2) of the Bankruptcy Code, and/or any borrowing or grant of a security interest under Section 364 of the Bankruptcy Code by any Obligor or any trustee. To the extent that the Senior Lender receives payments on, or proceeds of the Collateral for, the Senior Obligations which are subsequently invalidated, declared to be fraudulent or preferential, set aside and/or required to be repaid to a trustee, receiver or any other 193839-4w -20 party under any bankruptcy law, state or federal law, common law, or equitable cause, then, to the extent of such payment or proceeds received, the Senior Obligations, or part thereof, intended to be satisfied shall be revived and continue in full force and effect as if such payments or proceeds had not been received by the Senior Lender.
        SECTION 15. Restrictions on the Subordinated Lender Prior to the
                    ----------------------------------------
Obligation Termination Date and notwithstanding anything contained in the Subordinated Loan Documents to the contrary: (a) the Subordinated Lender shall release any Collateral from any Lien held by the Subordinated Lender which the Senior Lender or any of the Obligors shall request in order to facilitate the sale of any assets as to which the Senior Lender has consented, provided however, that if any such sale shall yield any net proceeds in excess of the Senior Obligations, then such excess net proceeds will be paid over to the Subordinated Lender, subject to Section 9 above; (b) any consent or approval required for the Subordinated Lender under any of the Subordinated Loan Documents which is also required from the Senior Lender under the Senior Loan Documents shall be deemed to have been given or waived by the Subordinated Lender to the extent that the same has been given by the Senior Lender; and (c) the Subordinated Lender shall not, without the prior written consent of the Senior Lender, do any of the following:

        (A) amend, modify or supplement or agree to any amendment, modification or supplement of any of the Subordinated Loan Documents;

        (B) amend, modify or supplement or agree to any amendment, modification or supplement of, or to, any of the Subordinated Obligations; or

        (C) during any Standstill Period, accelerate the maturity of all or any portion of the Subordinated Obligations, or take any action towards collection of all or any portion of the Subordinated Obligations, or enforcement of any rights, powers or remedies under the Subordinated Loan Documents or other agreements entered into pursuant thereto, or applicable, law, upon the occurrence of any event of default under and as defined in any such agreements or any event which, with the passage of time, or giving of notice, or both, would constitute such a default.

        SECTION 16. Subordinated Obligations Unimpaired: Subrogation.
                    ------------------------------------
(a) Nothing contained herein shall impair, as between the Borrower and the Subordinated Lender, the obligations of the Borrower, which is absolute and unconditional, to pay to the Subordinated Lender the principal of and interest on the Subordinated Obligations as and when the same shall become due and payable in accordance with the terms thereof, or prevent the Subordinated
Lender, upon default with respect to the Subordinated Obligations from exercising all rights, powers and remedies with respect thereto, all subject to the rights of the Senior Lender hereunder and obligations of the Subordinated Lender hereunder.

        (b) In all events, until the Obligation Termination Date, the Subordinated Lender shall not be subrogated to any of the Senior Lender's rights. Upon the Obligation Termination Date, the Subordinated Lender shall be subrogated to the rights of the Senior Lender thereafter to receive payments or distributions of assets of any Obligor made on the Senior Obligations to the extent (and only such extent) that the Senior Lender receives cash, property or securities that would have been distributed or paid to the Subordinated Lender but for this Agreement. For the purposes of such subrogation, no payments or distributions to the Senior Lender of any cash, property or securities to which the Subordinated Lender would be entitled except for the provisions of this Agreement, and no payment pursuant to the provisions of this Agreement to the Senior Lender by the Subordinated Lender, shall, as between any Obligor and the creditors of such Obligor (other than the Senior Lender and the Subordinated Lender), be deemed to be a payment by any Obligor to or on account of the Senior Obligations. To the extent that the Senior Lender receives payments on, or proceeds of the Collateral for, the Senior Obligations which are subsequently requested by any debtors, trustee, creditors' committee or other party under any bankruptcy law, state or federal law, common law, or equitable cause, to be disgorged or returned on the basis that such payments are preferential or fraudulent transfers, or such payments are ever invalidated, declared to be fraudulent or preferential, set aside and/or required to be repaid to a trustee, receiver or any other party under any bankruptcy law, state or federal law, common law, or equitable cause, then, to the extent of such payment or proceeds received, (i) the Senior Obligations, or part thereof, intended to be satisfied shall be revived and continue in full force and effect as if such payments or proceeds had not been received by Senior Lender, and (ii) the Subordinated Lender's rights and powers arising from such subrogation shall remain subordinate to those of the Senior Lender with respect to the Senior Obligations and under the Senior Loan Documents, to the full extent of the subordination imposed upon Subordinated Obligations and Subordinated Loan Documents under this Agreement; and the obligations of the Obligors to the Subordinated Lender by virtue of such subrogation shall for all purposes be deemed to be additional Subordinated Obligations.

        SECTION 17. Senior Lender's Right to Sell or Assign or Grant
                    ------------------------------------------------
Participations in the Senior Obligations. The Senior Lender shall have the right
-----------------------------------------
to sell, assign or grant participations and/or other interests in any Note, any Loan and any other Senior Obligations, including, without limitation, any collateral and/or documents related to any of the foregoing, to anyone or more financial institutions, without the consent of any of the Obligors or the Subordinated Lender. The Subordinated Lender acknowledges that in connection with any such sale, assignment or grant of a participation or other interest, the Senior Lender has the absolute right to disclose to, and share with, any proposed purchaser, assignee or participant any financial or other information with regard to any or all of the Obligors and with respect to this Agreement.

        SECTION 18. Waiver. No waiver  shall be deemed to be made by any party
                    -------
hereto of any of their rights hereunder, unless the same shall be in writing signed by the Senior Lender and the Subordinated Lender, and each waiver, if any, shall be a waiver duly with respect to the specific instance involved and shall in no way impair the rights of such parties or their obligations in any other respect at any other time.

        SECTION 19.Information Concerning Financial Condition of the Obligors;
                   ------------------------------------------------------------
Application of Payments. (a) Each of the parties hereto hereby assumes
------------------------
responsibility for keeping itself informed of the financial condition of the Obligors, any and all other endorsers and any and all other guarantors of the Senior Obligations and of all other circumstances bearing upon the risk of nonpayment of the Senior Obligations and/or Subordinated Obligations that diligent inquiry would reveal, and each of the parties hereby agrees that no other party (other than the Obligors) has a duty to advise it of information known to it regarding such condition or any such circumstances. In the event any party (other than the Obligors) in its sole discretion, undertakes, at any time or from time to time, to provide any such information to any other party, the providing party (other than the Obligors) shall be under no obligation (a) to provide any such information on any subsequent occasion, or (b ) to undertake any investigation not a part of the regular business routine of such party and shall be under no obligation to disclose any information which, pursuant to accepted or reasonable commercial finance practices, such party wishes to maintain confidential.

        (b ) The Subordinated Lender hereby agrees that all payments received by the Senior Lender may be applied, reversed and reapplied, in whole or in part, to any of the Senior Obligations, as the Senior Lender, in its sole discretion, deems appropriate. The Subordinated Lender hereby assents to any extension or postponement of the time of payment of the Senior Obligations, including, but not limited to, any extension of the maturity date of any of the Notes or to any other indulgence with respect thereto, to any substitution, exchange or release of the Collateral or other collateral which may at any time secure the Senior Obligations and to the addition or release of any other party or person or entity primarily or secondarily liable therefor.

        SECTION 20. No Offset; Allocation by Subordinated Lender. In the event
                    ---------------------------------------------
the Subordinated Lender at any time purchases goods or services from any Obligor or otherwise owes any indebtedness to any Obligor for any reason, the Subordinated Lender hereby irrevocably agrees that it shall not deduct from or setoff against any amounts owed by it to any such Obligor any amounts the Subordinated Lender claims are due to it with respect to the Subordinated Obligations. The Senior Lender hereby agrees that all payments received by the Subordinated Lender not in violation of this Agreement may be applied, reversed and reapplied, in whole and in part, to any of the Borrower's obligations under the Subordinated Loan Documents.

        SECTION 21. CONSENT TO JURISDICTION: WAIVERS.
                    ---------------------------------
EACH OF THE PARTIES HERETO CONSENTS TO THE JURISDICTION OF ANY STATE OR
FEDERAL COURT LOCATED IN WESTCHESTER COUNTY, NEW YORK. THE SENIOR LENDER AND THE SUBORDINATED LENDER EACH WAIVE PERSONAL SERVICE OF ANY AND ALL PROCESS UPON IT, AND THEY EACH CONSENT THAT ALL SUCH SERVICE OF PROCESS MAY BE MADE EITHER (A) BY REGISTERED MAIL DIRECTED AT THE RESPECTIVE ADDRESSES STATED BELOW AND SERVICE SO MADE SHALL BE DEEMED TO BE COMPLETED THREE BUSINESS DAYS AFTER THE SAME SHALL HAVE BEEN MAILED AS AFORESAID OR (B) DELIVERED TO SUCH ADDRESS BY MESSENGER OR BY OVERNIGHT COURIER SERVICES WHICH PROVIDES EVIDENCE OF DELIVERY, IN WHICH EVENT THE DATE OF DELIVERY SHALL BE THE DATE OF ACTUAL DELIVERY OR THE DATE DELIVERY IS REFUSED. EACH PARTY HERETO HEREBY WAIVES TRIAL BY JURY, ANY OBJECTION BASED UPON FORUM NON CONVENIENS, AND ANY OBJECTION TO VENUE OF ANY ACTION INSTITUTED HEREUNDER. NOTHING IN THIS SECTION 21 SHALL AFFECT THE RIGHT OF

EITHER PARTY TO SERVE LEGAL PROCESS IN ANY OTHER MANNER PERMITTED BY LAW OR AFFECT THE RIGHT OF EITHER PARTY TO BRING ANY ACTION OR PROCEEDING AGAINST THE OTHER PARTY OR ITS PROPERTY IN THE COURTS OF ANY OTHER JURISDICTION.

        SECTION 22. Notices. (a) Except as otherwise expressly provided herein
                    --------
and except as to any service of legal process, any notice required or desired to be given hereunder shall be in writing and shall be deemed to have been received
(i) on the day on which delivered if delivered by hand, or transmitted by telecopier if receipt is acknowledged or if delivery is confirmed by a written or electronic confirmation, (ii) on the next Business Day if delivered by a nationally recognized overnight courier (such as Federal Express), or (iii) three (3) Business Days after the date on which the same is mailed. by certified United States mail, postage prepaid, to the party as set forth below:

    (i) if to the Senior Lender, at:
        First Union National Bank
        50 Main Street
        White Plains, New York 10606
        Attention: Account Officer -Gilman & Ciocia
        Telecopier No.: (914) 286-5076

                and
        Esanu Katsky Korins & Siger, LLP
        605 Third Avenue
        New York, New York 10158
        Attention: Stephen D. Brodie, Esq.
        Telecopier No.: (212) 953-6899

  (ii)  if to the Subordinated Lender at:
        The Travelers Insurance Company
        One Tower Square, 8 MS
        Hartford, CT 06183
        Telecopier No.: (860) 277-7631
        Attention: Richard P. Rubin, Esq .

        with a copy to:
        The Travelers Insurance Company
        One Tower Square, 8 MS
        Hartford, CT 06183
        Telecopier No.: (860) ______________________
        Attention: Glenn Larnmey

or at such other address as the party giving such notice shall have been advised of in writing for such purpose by the party to which the same is directed.

        (b)The Senior Lender and the Subordinated Lender shall give written notice to the other of the declaration of any event of default with respect to indebtedness owed by any Obligor to such party relatively concurrently with the delivery of such notice to such Obligor, provided that the failure to give such notice shall not affect the provisions of this Agreement or the rights or remedies of the parties hereto.


        SECTION 23.   GOVERNING LAW. THIS AGREEMENT HAS BEEN DELIVERED AND
                      --------------
ACCEPTED AT AND SHALL BE DEEMED TO HAVE BEEN MADE IN NEW YORK COUNTY, NEW YORK, AND SHALL BE INTERPRETED, AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HERETO DETERMINED, IN ACCORDANCE WITH THE LAWS AND DECISIONS OF THE STATE OF NEW YORK, APPLICABLE TO AGREEMENTS EXECUTED AND DELIVERED WITHIN SUCH STATE WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAW, AND SHALL BE IMMEDIATELY BINDING UPON, AND INURE TO THE BENEFIT OF, THE PARTIES HERETO AND EACH OF THEIR SUCCESSORS AND ASSIGNS. SECTION

        24. Severability. Wherever possible, each provision of this Agreement
            --------------
shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement shall be prohibited by or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Agreement.

        SECTION 25. Counterparts. This Agreement may be executed in
                    -------------
any number of counterparts which, when taken together, shall be deemed to constitute one and the same instrument.

        SECTION 26. No Third party Beneficiary. This Agreement is for the sole
                    ---------------------------
benefit of the parties hereto, and no other person or entity (including, without limitation, the Obligors) shall have any rights to enforce this Agreement nor shall the consent of any such other person or entity be required in order to amend, modify or terminate this Agreement.

        SECTION 27. Binding, Action. Each of the parties hereto confirms,
                    ----------------
represents, warrants and agrees that its officer executing this Agreement is fully and irrevocably authorized to act on its behalf in all respects in connection with this Agreement and the transactions referred to herein and the other parties hereto shall have no obligation to inquire as to such authority.

        SECTION 28.Representations. Each of the parties hereto hereby represents
                   ----------------
and warrants to the other, as follows:

        (a) If it is a corporation, it is duly organized and validly existing under the laws of the state of its organization with full power and authority to enter into transactions and make legally binding obligations;

        (b) The execution and delivery and performance of this Agreement is authorized by its organizational documents and this Agreement has been duly authorized, executed and delivered and constitutes its legal and validly binding agreement enforceable in accordance with these terms, subject to the effect of bankruptcy, insolvency, reorganization, moratorium and similar laws affecting the rights and remedies of creditors generally; and (c) The execution, delivery and performance by it of this Agreement will not violate, conflict with, require consent, authorization or approval of any person or entity under (i) any law, statute, rule, regulation, court or administrative order, decree, injunction or judgment applicable to it, (ii) any agreement, instrument, indenture, security document, franchise, license or permit to which it is a party or by which it is bound or affected, or (iii) if applicable, under its organizational documents.

        SECTION 29. Section Titles. The section titles contained in this
                    ---------------
Agreement are and shall be without substantive meaning or content of any kind whatsoever and are not a part of the agreement between the parties hereto.

        SECTION 30. Binding Effect. This Agreement shall be binding upon and
                    ---------------
inure to the benefit of the successors and assigns of the Senior Lender and the Subordinated Lender.

        IN WITNESS WHEREOF, this instrument has been signed to be effective as of the day and year first above written.

                                The Senior Lender:
                                _________________
                                FIRST UNION NATIONAL BANK


                                By: /s/ Stephen Karp
                                Name:   Stephen Karp
                                Title:  Vice President

                                The Subordinated Lender:
                                _______________________

                                THE TRAVELERS INSURANCE COMPANY

                                By: /s/ Warren May
                                Name:   Warren May
                                Title:  Senior Vice President

      ACKNOWLEDGMENT OF THE BORROWER AND GUARANTORS

Gilman + Ciocia, Inc., a Delaware corporation, and the Guarantors, Prime Financial Services, Inc., G+C Schlager & Associates, Inc., G+C Mortgage Line, Inc., Asset & Financial Planning, Ltd., North Shore Capital Management Corp., e1040.com, Inc., Michael Ryan, Kathryn Travis, Thomas Povinelli and James Ciocia, each hereby accepts and acknowledges receipt of a copy of the foregoing Subordination Agreement (the "Agreement") dated as of December 26,2001, and agrees that it and they will not pay any of the "Subordinated Obligations" (as defined in the Agreement) or grant any security for the Subordinated Obligations, except as the Agreement permits.

GILMAN + CIOCIA, INC.                           e1040.com, Inc.

By: /s/ Ted Finkelstein                         By: /s/ Ted Finkelstein
Name:   Ted Finkelstein                         Name:   Ted Finkelstein
Title:  Vice President                          Title:  Vice President

PRIME FINANCIAL SERVICES, INC.

By: /s/ Ted Finkelstein
Name:   Ted Finkelstein
Title:  Vice President

G+C SCHLAGER & ASSOCIATES, INC.

By: /s/ Ted Finkelstein
Name:   Ted Finkelstein
Title:  Vice President

G+C MORTGAGE LINE, INC.

By: /s/ Ted Finkelstein
Name:   Ted Finkelstein
Title:  Vice President

ASSET & FINANCIAL PLANNING LTD.

By: /s/ Ted Finkelstein
Name:   Ted Finkelstein                           /s/ Kathryn Travis
Title:  Vice President                            ___________________________
                                                  KATHRYN TRAVIS
NORTH SHORE CAPITAL
MANAGEMENT CORP.                                  /s/ Thomas Povinelli
                                                  ---------------------------
By: /s/ Ted Finkelstein                           THOMAS POVINELLI
Name:   Ted Finkelstein
Title:  Vice President                            /s/ James Ciocia
                                                  ----------------------------
                                                  JAMES CIOCIA

                                                  /s/ Michael Ryan
                                                  ----------------------------
                                                  MICHAEL RYAN

EXHIBIT 10.19

                AMENDMENT AND MODIFICATION OF PROMISSORY NOTE

         AMENDMENT made this 26 day of December, 2001, to that certain promissory note dated November 1,2000 in the amount of FIVE MILLION DOLLARS ($5,000,000)(hereinafter referred to as the "Existing Promissory Note") by and between GILMAN & CIOCIA, INC., a Delaware corporation with a principal place of business at 1311 Mamaroneck Avenue, White Plains, New York 10605 (hereinafter referred to as "Borrower") and THE TRAVELERS INSURANCE COMPANY, a Connecticut corporation with a principal place of business at One Tower Square, Hartford, Connecticut 06183 (hereinafter referred to as "Travelers").

                                       RECITALS
                                       --------
         WHEREAS, on November 1,2000, Travelers entered into a loan agreement with Borrower (hereinafter referred to as the "Existing Loan Agreement") under which Travelers agreed to make a loan to Borrower in the amount of FIVE MILLION DOLLARS ($5,000,000) (hereinafter referred to as the "Subordinated Loan"); and

         WHEREAS, under the terms of the Existing Loan Agreement and the Existing Promissory Note, the Subordinated Loan (and Travelers security interest in Borrower's assets) was to be subordinated to a loan from European American Bank (hereinafter referred to as the "EAB Loan"), which was not to exceed $7,000,000, and which contained limitations on Borrower's ability to refinance the EAB loan (including a requirement that Travelers consent to any such refinancing); and

         WHEREAS, the Existing Loan Agreement and Existing Promissory Note contained certain requirements related to the minimum level of Borrower's sales of Travelers life insurance and annuity products and a minimum percentage of Borrower's sales which would be placed with Travelers, the failure of which would constitute an event of default by Borrower under the Existing Promissory Note and the Existing Loan Agreement; and

         WHEREAS, under the terms of the Existing Loan Agreement, Borrower gave Travelers warrants to purchase the common stock of Gilman & Ciocia in the amount of 425,000 and 300,000 shares, exercisable on or after November 1, 2000 and November 1; 2001, respectively; and

         WHEREAS, the occurrence of an event of default under either the Existing Promissory Note or the Existing Loan Agreement gives Travelers the right to demand full payment of the outstanding balance of the Existing Promissory Note; and

         WHEREAS, Borrower desires to replace the EAB Loan with a loan of $7,000,000 from First Union National Bank (hereinafter referred to as "First Union"), and, as a condition of First Union making such loan to Borrower, First Union is requiring (1) the deferral of the commencement of Borrower's principal repayments under the Subordinated Loan from November, 2002 to November, 2003,
(2) that travelers waive any existing event of default under the Existing Loan Agreement and the Existing Promissory Note, and (3) that Travelers execute a

Subordination Agreement containing substantive changes from the intercreditor and subordination agreement Travelers entered into with European American Bank; and

         WHEREAS, Borrower has not met the minimum production requirement related to its sales of Travelers life insurance policies contained in the Existing Promissory Note and the Existing Loan Agreement for the year ending October 31,2001, and thus has defaulted; and

         WHEREAS, Borrower is requesting that Travelers give its consent to the Borrower's replacement of the EAB Loan with a senior loan from First Union, and also for Travelers to waive any existing event of default, including, without limitation, any default arising as a result of Borrower's failure to meet the minimum life insurance production requirements for the period from November 1,2000 through October 31,2001; and

         WHEREAS, Travelers is willing to consent to the replacement of the EAB Loan with the First Union loan, the changes to the Existing Promissory Note and the Existing Loan Agreement requested by First Union as a condition for making the loan to Borrower (including the waiver of any existing events of default and the deferral of the commencement of principal repayments from November 30, 2002 to November 30, 2003); provided that Borrower make a principal repayment, agree to certain changes in the production requirements and related provisions, and grant Travelers additional warrants as outlined below; and

         WHEREAS, Borrower is currently negotiating with Sterling Grace Corp. (Sterling") regarding the infusion of debt and equity into Borrower by Sterling, Sterling is requesting that Travelers waive its preemptive rights under Section 15 of the Loan Agreement with regard to the transaction currently contemplated and with regard to any future investments in Borrower by Sterling (whether in the fonI1 of debt or equity) as a condition for its purchase of Borrower's stock and subordinated debt, and Borrower and Travelers have agreed that if Sterling does make the proposed investment in Borrower, Borrower shall make a prepayment of principal due under the Promissory Note and the Loan Agreement in the amount of $1,500,000, which payment shall be made at the time of the closing of the transaction with Sterling; and

         WHEREAS, simultaneously herewith the Borrower will execute an Amendment and modification of Loan ("Loan Agreement Amendment") which will amend the Existing Loan Agreement (as amended by the Loan Agreement Amendment, hereinafter referred to as the "Loan Amendment") so that the Loan Agreement is consistent with this Amendment.

                                        AGREEMENT
                                        ---------
         NOW, THEREFORE, Travelers and Borrower hereby agree that the Existing Promissory Note is hereby amended as follows (the Existing Promissory Note as amended hereby is hereinafter referred to as the "Promissory Note"):

          1. Travelers expressly waives any and all events of default under the Loan Agreement and the promissory Note, and any other documents relating thereto, which events of default exist as of the date hereof, including, but not limited to, any events of default which as a result of Borrower's failure to meet the minimum Life Premium required for the period from

November 1, 2000 through October 31, 2001 as set forth in Section 9(i) of the Promissory Note. Notwithstanding the foregoing, Travelers shall retain the right to accelerate repayment upon the occurrence of any Event of Default arising after the date hereof under the Promissory Note, the Loan Agreement, or any other documents related thereto.

        2. Borrower shall make a principal reduction payment to Travelers in the amount of TWO HUNDRED FIFTY THOUSAND DOLLARS ($250,000) on or before January 31, 2002, thereby reducing the principal amount due under the Subordinated Loan to $4,750,000. Travelers acknowledges that Borrower will fund the principal repayment with additional debt (which will be subordinated to the Promissory Note and the Loan Agreement) and/or additional equity, and not from the proceeds of the First Union loan. In addition, Thomas Povinelli and Michael Ryan shall provide Travelers with a written agreement under which Thomas Povinelli and Michael Ryan jointly and severally promise to pay Travelers $400,000 on or before February 1,2002 in the event of Borrowers failure to pay Travelers $250,000 on or before January 31,2002 (a "Participation Agreement"), and Thomas Povinelli and Michael Ryan will receive a junior participation in the Promissory
Note in the amount of $400,000 (which Participation Agreement shall provide that Travelers will be paid its portion of each interest payment in full before Thomas Povinelli and/or Michael Ryan receive any interest and all outstanding principal and interest at maturity before Thomas Povinelli and/or Michael Ryan receive any amount at maturity. Notwithstanding anything to the contrary, neither Borrower's failure to make the $250,000 principal repayment described above or the failure of Thomas Povinelli and/or Michael Ryan to perform their obligations hereinabove or under any Participation Agreement (including, without limitation, the failure to provide a Participation Agreement or to make the $400,000 payment described above to Travelers) shall constitute an event of default under the Loan Agreement, the Promissory Note or any other documents relating thereto.

         3. On or before February 28,2002, Borrower will grant Travelers an additional 300,000 warrants to purchase Gilman & Ciocia common at a strike price of$2.2339 per share, which additional warrants will be immediately exercisable and shall expire on October 31, 2005; and will make any necessary requirements to the existing warrants reasonably requested by Travelers.

         4. The minimum Penetration Rate for the period November 1,2001 through October 31, 2002 as provided in Section 9(h) of the Promissory Note will be reduced from 12.6% to 10% by deleting the second line in the table and replacing it with the following: "November 1,2001 through October 31,2002 Penetration Rate less than 10%"

         5. The minimum production thresholds as provided in Section 9(i) of the Promissory Note for Annuity Deposits and Life Premium for the period November 1,2001 through October 31, 2002 will be amended (increasing Annuity Deposits from $36,000,000 to $50,000,000 and reducing Life Premium from $3,000,000 to $400,000) by deleting the second line in the table and replacing it with the following:

"November 1, 2001 through October 31, 2002              Annuity Deposits less
                                                        than $50,000,000 or Life
                                                        Premium less than
                                                        $400,000"

         6. That in the event that Borrower does not meet the pro rata portion of the revised minimum production requirements for Annuity Deposits and Life Premium for each six month period of the period November 1,2001 through October 31,2002, Borrower shall pay Travelers a fee for such failure. To provide for such fee, the following paragraph shall be added at the end of Section 9(i) of the Promissory Note: "Borrower shall meet the minimum Annuity Deposits and Life Premium production requirements for the period November 1,2001 through October 31, 2002 independently for both six-month periods (November 1,2001 through April 30,2001 and May 1,2002 through October 31,2002) on a pro rata basis ($25,000,000 in Annuity Deposits and $200,000 in Life Premium for each such six-month period). For each of the above-referenced six-month periods in which Borrower does not have Annuity Deposits of $25,000,000, Borrower shall pay Travelers $100,000 within 60 days of the close of such six-month period; and for each of the above-referenced six-month periods in which Borrower does not have $200,000 of Life Premium, Borrower shall pay Travelers $25,000 within 60 days of the close of such six-month period. Notwithstanding the foregoing, in the event that Borrower meets the aggregate annual thresholds of $50,000,000 in Annuity Deposits and $400,000 in Life Premium, respectively for the period November 1,2001 through October 31,2002, any such payment made by Borrower shall be credited against the interest payment due hereunder on November 1,2002."

         7 .The principal payments due under the Promissory Note shall be paid in 24 monthly installments commencing November 30,2003. Section 4(b) of the Promissory Note shall be deleted and replaced with the following:


                "(b) Payment of Principal.
                     --------------------

                Beginning November 30, 2003, Borrower shall pay 23 monthly principal payments of $197,916.67 from November 30,2003, and Borrower shall make a final principal payment of $197,916.59 on October 31,2005."

         8. In the event that Travelers elects to exercise its option to purchase common stock under any of the warrants it currently has (425,000 with an exercise date of November 1,2000 and 300,000 with an exercise date of November 1,2001), or may receive in the future (including but not limited to the 300,000 additional warrants issued in accordance with item (3) hereof), Travelers may elect to have the amount otherwise payable by Travelers under the terms of such warrant(s) applied to reduce the outstanding balance due under the Loan Agreement and the Promissory Note.

         9. Travelers hereby agrees that in the event that Sterling invests in Borrower by purchasing common stock (and warrants) of the Borrower and/or by making a subordinated loan to Borrower on or before December 31, 2001, Travelers will waive any preemptive rights it has under Section 15 of the Loan Agreement with respect to the purchase by Sterling (or any affiliate of Sterling) of common stock, warrants and subordinated debt of Borrower as currently contemplated, as well as any future investment by Sterling or any affiliate. Borrower hereby agrees that in the event that Sterling makes any investment in Borrower, Borrower shall prepay $1,500,000 of the outstanding balance under the Promissory Note and the Loan Agreement at the time of the closing of the transaction between Borrower and Sterling. The principal payments of the remaining balance, as modified hereunder, shall be adjusted to reflect the principal reduction.

         10. The indebtedness evidenced by the Loan Agreement, the Promissory Note, and all documents related thereto, and all security therefore, is subordinated to the prior payment (as provided in that Subordination Agreement dated December _,2001 between Travelers and First Union National Bank [as the same may hereafter be amended, the "Subordination Agreement"]) in full priority of the Senior Obligations (as defined in the Subordination Agreement) pursuant to, and to the extent provided in, the Subordination Agreement.

          11. It is expressly agreed by the parties that this Amendment is a supplement to the Existing Promissory Note and that all terms, conditions and provisions of the Existing Promissory Note as in effect prior to this Amendment unless specifically modified by this Amendment, are to remain in full force and effect.

         IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the date indicated below.


WITNESSES:                                      GILMAN + CIOCIA, INC.
                                                By: /s/ Ted Finkelstein
________________________                        Its: Vice President
                                                Date: 12/26/01

                                                THE TRAVELERS INSURANCE COMPANY
                                                By: /s/ Warren H. May
                                                _______________________________
                                                Its:  Senior Vice President
                                                Date: 12/21/01

EXHIBIT 10.20

                AMENDMENT AND MODIFICATION OF LOAN AGREEMENT

         AMENDMENT made this 26 day of December, 2001, to that certain loan agreement dated November 1 ,2000 in the amount of FIVE MILLION DOLLARS ($5,000,000) (hereinafter referred to as the "Existing Loan Agreement") by and between GILMAN & CIOCIA, INC., a Delaware corporation with a principal place of business at 1311 Mamaroneck Avenue, White Plains, New York 10605 (hereinafter referred to as "Borrower") and THE TRAVELERS INSURANCE COMPANY, a Connecticut corporation with a principal place of business at One Tower Square, Hartford, Connecticut 06183 (hereinafter referred to as "Travelers").

                                RECITALS
                                --------

         WHEREAS, on November I, 2000, Travelers entered into the Existing Loan Agreement under which Travelers agreed to make a loan to Borrower in the amount of FIVE MILLION DOLLARS ($5,000,000) (hereinafter referred to as the "Subordinated Loan"); and

         WHEREAS, Borrower executed a certain promissory note in the amount of $5,000,000 dated November 1,2000 (hereinafter referred to as the "Existing Promissory Note"; and

         WHEREAS, under the terms of the Existing Loan Agreement and the Existing Promissory Note, the Subordinated Loan (and Travelers security interest in Borrower's assets) was to be subordinated to a loan from European American Bank (hereinafter referred to as the "EAB Loan"), which was not to exceed $7,000,000, and which contained limitations on Borrower's ability to refinance the EAB loan (including a requirement that Travelers consent to any such refinancing); and

         WHEREAS, the Existing Loan Agreement and Existing Promissory Note contained certain requirements related to the minimum level of Borrower's sales of Travelers life insurance and annuity products and a minimum percentage of Borrower's sales which would be placed with Travelers, the failure of which would constitute an event of default by Borrower under the Existing Promissory Note and the Existing Loan Agreement; and

         WHEREAS, under the terms of the Existing Loan Agreement, Borrower gave Travelers warrants to purchase the common stock of Gilman & Ciocia in the amount of 425,000 and 300,000 shares, exercisable on or after November 1, 2000 and November 1, 2001, respectively; and

         WHEREAS, the occurrence of an event of default under either the Existing Promissory Note or the Existing Loan Agreement gives Travelers the right to demand full payment of the outstanding balance of the Promissory Note; and

         WHEREAS, Borrower desires to replace the EAB Loan with a loan of $7,000,000 from First Union National Bank (hereinafter referred to as "First Union"), and, as a condition of First Union making such loan to Borrower, First Union is requiring (1) the deferral of the commencement of Borrower's principal repayments under the Subordinated Loan from November, 2002 to November, 2003,
(2) that Travelers waive any existing events of default under the Existing Loan Agreement and the Existing Promissory Note, and (3) that Travelers execute a Subordination Agreement containing substantive changes from the intercreditor and subordination agreement Travelers entered into with European American Bank; and

         WHEREAS, Borrower has not met the minimum production requirement related to its sales of Travelers life insurance policies contained in the Existing Promissory Note and the Existing Loan Agreement for the year ending October 31, 2001, and thus has defaulted; and

         WHEREAS, Borrower is requesting that Travelers give its consent to the Borrower's replacement of the EAB Loan with a senior loan from First Union, and also for Travelers to waive any existing event of default, including, without limitation, any default arising as a result of Borrower's failure to meet the minimum life insurance production requirements for the period from November 1,2000 through October 31,2001; and

         WHEREAS, Travelers is willing to consent to the replacement of the EAB Loan with the First Union loan, the changes to the Existing Promissory Note and the Existing Loan Agreement requested by First Union as a condition for making the loan to Borrower (including the waiver of any events of default and the deferral of the commencement of principal repayments from November 30, 2002 to November 30, 2003); provided that Borrower make a principal repayment, agree to certain changes in the production requirements and related provisions, and grant Travelers additional warrants as outlined below; and

         WHEREAS, Borrower is currently negotiating with Sterling Grace Corp. (Sterling") regarding the infusion of debt and equity into Borrower by Sterling, Sterling is requesting that Travelers waive its preemptive rights under Section 15 of the Loan Agreement with regard to the transaction currently contemplated and with regard to any future investments in Borrower by Sterling (whether in the fonI1 of debt or equity) as a condition for its purchase of Borrower's stock and subordinated debt, and Borrower and Travelers have agreed that if Sterling does make the proposed investment in Borrower, Borrower shall make a prepayment of principal due under the Loan Agreement and the Promissory Note in the amount of$1,500,000, which payment shall be made at the time of the closing of the transaction with Sterling; and

         WHEREAS, simultaneously herewith the Borrower will execute an Amendment and Modification of the Promissory Note (hereinafter referred to as the "Note Amendment") which will amend the Existing Promissory Note (as amended by the Note Amendment, hereinafter referred to as the "Promissory Note") so that the Promissory Note is consistent with this Amendment.

                                        AGREEMENT
                                        ---------

         NOW, THEREFORE, Travelers and Borrower hereby agree that the Existing Loan Agreement is hereby amended as follows (the Existing Loan Agreement as amended hereby is hereinafter referred to as the "Loan Agreement"):

         1. Travelers hereby expressly waives any and all events of default under the Loan Agreement and the Promissory Note, and any other documents relating thereto, which events of default exist as of the date hereof, including but not limited to, any events of default which arose as a result of Borrower's failure to meet the minimum Life Premium required for the period from November 1,2000 through October 31,2001 as set forth in Section 9(i) of the Loan Agreement. Notwithstanding the foregoing, Travelers shall retain the right to accelerate repayment upon the occurrence of any Event of Default under the Promissory Note, the Loan Agreement, or any other documents related thereto.

         2. Borrower shall make a principal reduction payment to Travelers in the amount of TWO HUNDRED FIFTY THOUSAND DOLLARS ($250,000) on or before January 31,2002, thereby reducing the principal amount due under the Subordinated Loan to $4,750,000. Travelers acknowledges that Borrower will fund the principal repayment with additional debt (which will be subordinated to the Loan Agreement and the Promissory Note) and/or additional equity, and not from the proceeds of the First Union loan. In addition, Thomas Povinelli and Michael Ryan shall provide Travelers with a written agreement under which Thomas Povinelli and Michael Ryan jointly and severally promise to pay Travelers $400,000 on or before February 1, 2002 in the event of Borrower's failure to pay Travelers $250,000 on or before January 31, 2002 (a "Participation Agreement"), and Thomas Povinelli and Michael Ryan will receive a junior participation in the Promissory Note in the amount of $400,000 (which Participation Agreement shall provide that Travelers will be paid its portion of each interest payment in full before Thomas Povinelli and/or Michael Ryan receive any interest and all outstanding principal and interest at maturity before Thomas Povinelli and/or Michael Ryan receive any amount at maturity. Notwithstanding anything to the contrary, neither Borrower's failure to make the $250,000 principal repayment described above or the failure of Thomas Povinelli and/or Michael Ryan to perform their obligations hereinabove or under any Participation Agreement (including, without limitation, their failure to provide a Participation Agreement or to make the $400,000 payment, described above to Travelers) shall constitute an event of default under the Loan Agreement, the Promissory Note or any other documents relating thereto.

         3. On or before February 28,2002, Borrower will grant Travelers an additional 300,000 warrants to purchase Gilman & Ciocia common at a strike price of $2.2339 per share, which additional warrants will be immediately exercisable and shall expire on October 31,2005; and will make any necessary requirements to the existing warrants reasonably requested by Travelers.

         4. The minimum Penetration Rate for the period November 1,2001 through October 31,2002 as provided in Section 9(h) of the Loan Agreement will be reduced from 12.6% to 10% by deleting the second line in the table and replacing it with the following:

"November  1,2001  through  October  31,2002     Penetration Rate less than 10%"

         5. The minimum production thresholds as provided in Section 9(i) of the Loan Agreement for Annuity Deposits and Life Premium for the period November 1,2001 through October 31,2002 will be amended (increasing Annuity Deposits from $36,000,000 to $50,000,000 and reducing Life Premium from $3,000,000 to $400,000) by deleting the second line in the table and replacing it with the following:

        "November 1,2001 through October 31,2002       Annuity Deposits less
                                                       than $50,000,000 or Life
                                                       Premium less than
                                                       $400,000"

         6. That in the event that Borrower does not meet the pro rata portion of the revised minimum production requirements for Annuity Deposits and Life Premium for each six month period of the period November 1,2001 through October 31,2002, Borrower shall pay Travelers a fee for such failure. To provide for such fee, the following paragraph shall be added at the end of Section 9(i) of the Loan Agreement:

              "Borrower shall meet the minimum Annuity Deposits and Life Premium production requirements for the period November 1,2001 through October 31, 2002 independently for both six-month periods (November 1,2001 through April 30,2001 and May 1,2002 through October 31,2002) on a pro rata basis ($25,000,000 in Annuity
        Deposits and $200,000 in Life Premium for each such six-month period). For each of the above-referenced six-month periods in which Borrower does not have Annuity Deposits of $25,000,000, Borrower shall pay Travelers $100,000 within 60 days of the close of such six-month period; and for each of the above-referenced six-month periods in which Borrower does not have $200,000 of Life Premium, Borrower shall pay Travelers $25,000 within 60 days of the close of such six-month period. Notwithstanding the foregoing, in the event that Borrower meets the aggregate annual thresholds of $50,000,000 in Annuity Deposits and $400,000 in Life Premium, respectively, for the period November
        1,2001 through October 31,2002, any such payment made by Borrower shall be credited against the interest payment due hereunder on November 1,2002."

         7 .The principal payments due under the Promissory Note shall be paid in 24 monthly installments commencing November 30,2003. Section 4(b) of the Promissory Note shall be deleted and replaced with the following:

                "(b)Payment of Principal.

                Beginning November 30,2003, Borrower shall pay 23 monthly principal payments of $197,916.67 from November 30, 2003, and Borrower shall make a final principal payment of$197,916.59 on October 31,2005."

         8. In the event that Travelers elects to exercise its option to purchase common stock under any of the warrants it currently has (425,000 with an exercise date of November 1,2000 and 300,000 with an exercise date of November 1,2001), or may receive in the future (including but not limited to the 300,000 additional warrants issued in accordance with item (3) hereof), Travelers may elect to have the amount otherwise payable by Travelers under the terms of such warrant(s)applied to reduce the outstanding balance due under the Loan Agreement and the Promissory Note.

         9. Travelers hereby agrees that in the event that Sterling invests in Borrower by purchasing common stock (and warrants) of the Borrower and/or by making a subordinated loan to Borrower on or before December 31, 2002, Travelers will waive any preemptive rights it has under Section 15 of the Loan Agreement with respect to the purchase by Sterling (or any affiliate of Sterling) of common stock, warrants and subordinated debt of Borrower as currently contemplated, as well as any future investment by Sterling or any affiliate. Borrower hereby agrees that in the event that Sterling makes any investment in Borrower, Borrower shall prepay $1,500,000 of the outstanding balance under the Loan Agreement and the Promissory Note at the time of the closing of the transaction between Borrower and Sterling. The principal payments of the remaining balance, as modified hereunder, shall be adjusted to reflect the principal reduction.

         10. The indebtedness evidenced by the Loan Agreement, the Promissory Note, and all documents related thereto, and all security therefore, is subordinated to the prior payment (as provided in that Subordination Agreement dated December _,2001 between Travelers and First Union National Bank [as the same may hereafter be amended, the "Subordination Agreement"]) in full priority of the Senior Obligations (as defined in the Subordination Agreement) pursuant to, and to the extent provided in, the Subordination Agreement.

         11. It is expressly agreed by the parties that this Amendment is a supplement to the Promissory Note and that all terms, conditions and provisions of this Promissory Note as in effect prior to this Amendment unless specifically modified by this Amendment, are to remain in full force and effect.

         IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the date indicated below.


WITNESSES:                                      GILMAN & CIOCIA, INC.
                                                By: /s/ Ted Finkelstein
                                                Its:    Vice President
___________________                             Date:   12/26/01


                                                THE TRAVELERS INSURANCE COMPANY

                                                By: /s/ Warren H. May
                                                Its: Senior Vice President
                                                Date: 12/21/01
/s/
_________________________