Form 10-Q/A
period 2001-03-31
GILMAN & CIOCIA INC
filed 2002-06-12
CIK 914142

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A

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

                         ASSETS                  March 31, 2001   June 30, 2000
                                                 Restated
                                                 See Note 2.
                                                ---------------- ---------------
CURRENT ASSETS
Cash and cash equivalents                       $ 4,622,570         $ 4,561,293
Marketable securities                                11,442              73,044

Accounts receivable, net of allowance for
doubtful accounts of $500,000
and $337,500 as of March 31, 2001 and
June 30, 2000, respectively                      12,308,855           6,355,115

Receivables from employees, officers
and stockholders, current portion                 1,063,931             709,538

Prepaid expenses and other current assets           897,216           1,210,611
Prepaid and income taxes receivable                 114,034           3,134,824
Deferred tax assets, current portion                338,097             690,000
                                                ---------------- ---------------
                Total current assets             19,356,145          16,734,425

Property and equipment, net of accumulated
depreciation of $4,347,839                        4,832,700           4,423,455

Intangible assets, net of accumulated
amortization of $4,397,800 and
$3,172,897 as at March 31, 2001 and
June 30, 2000, respectively                      23,884,172          21,260,307

Receivables from employees, officers and
stockholders, net of current portion                    -                17,590
Deferred tax assets                               1,701,841                  -
Security deposits                                   805,199             658,818
Other assets                                      1,109,421             810,583
                                                ---------------- ---------------
                Total assets                    $51,689,478         $43,905,178

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt               $ 8,236,676        $  9,112,734
Accounts payable and accrued expenses            10,999,310           9,233,127
                                                ---------------- ---------------
                Total current liabilities        19,235,986          18,345,861
Long-term debt-net of current portion and net
of discount of $702,895                           5,504,049             826,476
Deferred tax liability                                  -                20,000
                                                ---------------- ---------------
                Total liabilities                24,740,035          19,192,337
                                                ---------------- ---------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock-$0.01 par value -shares authorized
   100,000; none issued and outstanding                 -                     -
Common stock-$.01 par value-shares authorized
   20,000,000;
   8,615,300 shares and 8.030,834 shares issued
   and outstanding as at March
   31, 2001 and June 30, 2000, respectively          86,152              80,308
Paid-in capital                                  27,586,636          23,976,897
Retained earnings                                   710,750           1,772,766
                                                ---------------- ---------------
                                                 28,383,538          25,829,971
Less-treasury stock, at cost                     (1,329,095)        (1,012,130)
Note receivable for shares sold                    (105,000)          (105,000)
                                                ---------------- ---------------
                Total stockholders' equity       26,949,443         24,712,841
                                                ---------------- ---------------
   Total liabilities and stockholders' equity   $51,689,478        $43,905,178
                                                ================ ===============

The accompanying notes are an integral part of these consolidated balance sheets.

                                 Gilman + Ciocia, Inc. and Subsidiaries
                                Consolidated Statements of Operations
                     Three Months Ended March 31, Nine Months Ended March 31,

                     2001        2000             2001           2000
                     Restated                     Restated
                     See Note 2.                  See Note 2.
                     ----------- ---------------- -------------- ---------------
Revenues:
Tax preparation fees $12,213.006 $12,367,147      $14,722,951   $12,915,107
Financial planning
Services            20,040,270(c) 23,096,241       57,702,987    49,103,057
E1040.com                379,972     581,654          445,280       617,169
Third party direct
Mail services             97,858     507,788          717,823       991,791
                    ------------ --------------- --------------- ---------------
Total revenues        32,731,106  36,552,830       73,589,041    63,627,124
Operating expenses:
Salaries and
commissions           20,967,470  24,039,893       56,121,900    47,498,196
General and
Administrative
expenses               3,272,197   3,980,055        7,294,559     8,023,759
Advertising            2,382,819   7,082,980        3,088,647     8,710,063
Brokerage fees &
licenses                 545,763     449,359        1,396,705       952,410
Rent                   1,373,121     915,159        3,795,604     2,554,043
Depreciation and
amortization             889,790     678,388        2,500,005     1,993,942
                       --------- --------------- --------------- ---------------
Total operating
expenses              29,431,160  37,145,835       74,197,420    69,732,413
                     ----------- --------------- --------------- ---------------
Operating income
(loss)                 3,299,946    (593,004)        (608,379)   (6,105,289)
                     ----------- --------------- --------------- ---------------
Other income/(expense):
Interest and
investment income        7,383(b)  1,016,815          129,436     1,249,674
Interest expense        (411,764)   (372,920)        (979,501)     (621,179)
Other income              32,781      25,920           51,616        68,849
                     ----------- --------------- --------------- ---------------
   Total other income   (371,600)    669,815         (798,449)      697,343
        (expense)
                     ----------- --------------- --------------- ---------------
Income (loss) before
income taxes (benefit) 2,928,346      76,811       (1,406,828)   (5,407,946)
Income taxes (benefit) 1,653,441      33,029         (344,812)   (2,310,583)
                    ------------ --------------- --------------- ---------------
Net income (loss)     $1,274,905  $   43,782     $ (1,062,016)  $(3,097,363)
                   ============= =============== =============== ===============
Net income (loss)
per share,
        Basic         $    0.15   $     0.01      $     (0.13)   $    (0.42)
        Diluted       $    0.15   $     0.01      $     (0.13)   $    (0.42)

Weighted average shares,
        Basic         8,271,768    7,484,164        7,996,235      7,392,884
        Diluted       8,315,316    7,862,338        7,996,235      7,392,884

                                    Gilman & Ciocia, Inc. and Subsidiaries
                                    Consolidated Statements of Cash Flows
                                    For the Nine Months Ended March 31, 2001


                                                       2001       2000
                                                      Restated
                                                      See Note 2.
                                                      ------    --------
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                            $ (1,062,016)$(3,097,363)

   Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                      2,500,005   1,909,942
   Deferred tax benefit                                (344,812) (2,310,583)
   Gain on sale of marketable securities                     -     (999,192)
   Amortization of deferred and other
        Compensation expense                             68,286   1,533,939
   Interest on stock subscriptions                            -      (2,701)
   Changes in:
        Net accounts receivable                      (5,953,740) (8,097,858)
        Prepaid expenses and other current assets       367,435     347,130
        Advances to employees, officers and
        Stockholders                                 (1,278,485)   (201,332)
        Security deposits and other assets             (112,168)   (248,569)
        Accounts payable and accrued expenses         1,766,183   5,766,660
        Prepaid and income tax receivable             1,995,664    (450,219)
                                                  ------------- -------------
        Net cash used in operating activities        (2,053,648) (5,850,146)
                                                  ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                   (905,506) (1,193,745)
Cash payments for acquisitions-net of cash acquired  (1,046,785) (1,437,834)
Proceeds from sale of investments                        61,602   1,307,987
Loan repayments from officers and stockholders          395,346     188,257
                                                --------------- ----------------
   Net cash used in investing activities             (1,495,343) (1,135,335)
                                                --------------- ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                 30,205     542,376
Acquisition of treasury stock                          (648,503)    (45,504)
Reissuance of treasury stock                            177,808           -
Proceeds from bank and other loans                   11,810,706  11,084,210
Payments of bank and other loans                     (7,759,948) (4,000,000)
                                                --------------- ----------------
        Net cash provided by financing activities     3,610,268   7,581,082
                                                --------------- ----------------
        Net increase in cash                             61,277     595,601

CASH, and cash equivalents beginning of year          4,561,293   3,453,354
                                                --------------- ----------------
CASH, and cash equivalents end of year             $  4,622,570  $4,048,955
                                                =============== ================

The accompanying notes are an integral part of these consolidated statements.

                             Gilman & Ciocia, Inc. and Subsidiaries
                          Consolidated Statements of Cash Flows-Continued
                               For the Nine Months Ended March 31,

                                                     2001      2000
                                                     --------  --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for-

        Interest                                    $ 806,101 $  621,179
        Income taxes                                  205,683        774

Noncash transactions-
        Issuance of common stock as
        Consideration in business combination       2,801,982  1,639,245

        Reissuance of treasury stock at fair value    209,286        -
        Issuance of common stock in lieu of cash       52,518        -
        Issuance of common stock as bonus              53,130        -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Details of business combinations:
Fair value of assets acquired                       3,848,767  5,752,699
Less: Liabilities assumed                               -          -
Less: Stock issued                                 (2,801,982)(1,639,245)
        Accrual of stock to be issued
        at a future date                                   -  (2,350,620)
        Cash to be paid at future date                     -    (325,000)
        Cash acquired in acquisitions                      -           -
                                                  ----------- ------------
Net cash for acquisitions                         $ 1,046,785 $1,437,834
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

              Common Stock                                Treasury Stock
                                               Restated
                                               See Note 2.
                                   Paid        Retained
              Shares     Amount    In Capital  Earnings    Shares   Amount
              ------------------------------------------------------------------


Balance at
July 1, 2000  8,030,834 $80,308   $23,976,897  $1,772,766   247,895 $(1,012,130)

Purchase of
Treasury
stock                                                       160,439    (648,503)

Reissuance of
treasury stock                                                 (200)      1,025

Reissuance of
Treasury stock-ESPP                 (122,252)               (70,615)    330,513

Issuance of common
Stock upon
Business
Combinations  555,088    5,551     2,796,431

Issuance of
Common
Stock in
lieu of
cash payment    5,250       52        52,466

Issuance of
Common stock   10,000      100        30,105

Stock based
Compensation   14,128      141        52,989

Warrants issued
in connection
with
refinancing                          800,000

Net loss                                       (1,062,016)

            -------------------------------------------------------------------
Total
Comprehensive
Income                                         (1,062,016)
           --------------------------------------------------------------------

Balance at
March 31,
2001(a)      8,615,300  $86,152   $27,586,636    $710,750  337,519  $(1,329,095)
        =======================================================================

                         Gilman & Ciocia, Inc. and Subsidiaries
                         Consolidated Statements of Stockholders'
                         Equity-CONTINUED For the year ended June 30,
                         2000 and the Nine months ended March 31, 2001

                         Restated
                         See Note 2.

        Note
        Receivable                      Total
        For Shares                      Stockholders'
        Sold                            Equity
---------------------------------------------------------------




Balance at
July 1, 2000            $ (105,000)                     $ 24,712,841

Purchase of
Treasury
stock                                                       (648,503)

Reissuance of
treasury stock                                                 1,025

Reissuance of
treasury stock-ESPP                                          208,261

Issuance of common
stock upon
business
combinations                                               2,801,982

Issuance of
Common
stock in
lieu of
cash payment                                                  52,518

Issuance of
common stock                                                  30,205

Stock based
compensation                                                  53,130

Warrants issued
in connection
with
refinancing                                                  800,000

Net loss                                                  (1,062,016)
            -------------------------------------------------------------------
Total
Comprehensive
income                                                    (1,062,016)
           --------------------------------------------------------------------
Balance at
March 31,
2001             $(105,000)                              $26,949,443

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2000 Annual Report on Form 10-K/A filed on June 12, 2002.

Operating revenues are seasonal in nature with peak revenues occurring in the months of January through April. Thus, this quarter's three-month and nine-month results include seasonal revenues but are not indicative of results to be expected for the entire year.

The consolidated financial statements and the related notes thereto as of March 31, 2001 and for the three and nine month period ended March 31, 2001 have been restated to correct an overstatement error of $600,000 in the previously reported Revenue amount as indicated below. Certain balance sheet amounts were also reclassified to conform with June 30, 2001 presentation.

The restated consolidated financial statements as of March 31, 2002 and the three and nine months ended March 31, 2001 have not been reviewed pursuant to SEC release Nos. 33-8070, 34-45590.

For the three months ended March 31, 2001


                                           As previously       As
                                             reported       Restated
Balance Sheet:
  Accounts Payable and Accrued Expenses      10,571,212     10,999,310
  Deferred Tax Assets
                                                900,211      1,701,841
  Retained Earnings
                                              1,061,750        710,750
Statement of Operations:
  Financial Planning Services                32,901,173     32,731,106
  Income Taxes (Benefit)                      1,902,441      1,653,441
  Net Income                                  1,625,905      1,274,905
  Net Income Per Share:
    Basic                                         $0.20          $0.15
    Diluted                                       $0.20          $0.15


For the nine months ended March 31, 2001


                                           As previously       As
                                             reported       restated
Balance Sheet:
  Accounts Payable & Accrued Expenses        10,571,212     10,999,310
  Deferred Tax Assets
                                                900,211      1,701,841
  Retained Earnings
                                              1,061,750        710,750
Statement of Operations:
  Financial Planning Services                73,690,242     73,589,041
  Income Taxes (Benefit)
                                                (95,812)      (344,812)
  Net Loss                                     (711,016)    (1,062,016)
  Net Income Per Share:
    Basic                                        ($0.09)        ($0.13)
    Diluted                                      ($0.09)        ($0.13)


Retained earnings as of April 1, 2001 has been decreased by $351,000 for the effect of the restatements on prior years.

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

5. INTANGIBLE ASSETS

Intangible assets consist of the following as of:

                     March 31, 2001    June 30, 2000
                     Restated
                     See Note 2.

Customer Lists          13,621,992       10,063,224
Broker-Dealer
Registration               200,000          200,000
Non-Compete Contracts    1,090,000          800,000
House Accounts             900,000          900,000
Administrative
Infrastructure             700,000          700,000
Independent
Contractor Agreements    5,700,000        5,700,000
Goodwill                 6,069,980        6,069,980
                        ----------     ------------
                        28,281,972       24,433,204
Less-Accumulated
amortization             4,397,800        3,172,897
                       -----------    -------------
                       $23,884,172      $21,260,307
                       -----------    -------------


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

SEGMENT REPORTING:
                Tax           Financial
                Preparation   Planning    e1040.com Elimination's Consolidation
Quarter ended
March 31, 2001


Revenues        $12,310,864   $20,040,270 $379,972                $32,731,106
               ------------  ------------ -------- -------------- -------------
Direct Costs      5,492,838    15,862,431  489,469                 21,844,738
Depreciation
and Amortization    169,897       654,474   65,419                    889,790
General Corporate
Expenses          3,686,732     3,039,930  (30,030)                 6,696,632
                -----------  ------------ -------- -------------- -------------
   Operating
 Income (loss)    2,961,398       483,435 (144,887)     -           3,299,946
                -----------  ------------ -------- -------------- -------------
Interest Expense    107,650        90,633  213,481                    411,764
Identifiable
assets           23,662,174    44,538,390  827,769  (17,415,952)   51,612,380
Capital
Expenditures        619,279       119,882   25,843                    765,004

Direct costs consist of the following:
   Advertising    1,251,727       952,336  178,756                  2,382,819
   Rent             448,511       920,375    4,235                  1,373,121
   Salaries
   And
   Commissions   3,792,600     13,989,720  306,478                 18,088,798
                ----------  ------------- -------- --------------- ------------
Total Direct
Costs            5,492,838     15,862,431  489,469      -          21,844,738
                ----------  ------------- -------- --------------- -------------
Quarter ended
March 31, 2000
   Revenues   $ 12,874,934   $ 23,096,242 $581,654                $36,552,830
                ----------  ------------- --------                --------------
Direct Costs     5,875,111     17,563,363 5,488,217                28,926,691
Depreciation
and Amortization   187,130        465,408    25,850                   678,388
General Corporate
Expenses         4,234,028      2,566,154   740,573                 7,540,755
                ----------  ------------- --------- -------------- -------------
   Operating
  Income (loss)  2,578,665      2,501,317(5,672,986)                 (593,004)
                ----------  ------------- --------- -------------- -------------
Interest Expense    88,513        225,710     58,697                  372,920
Identifiable
assets           9,253,814     56,183,418    279,173 (17,550,044)  48,166,361
Capital
Expenditures       627,650        150,998    189,196                  967,844

Direct costs consist of the following:

   Advertising   1,374,143        880,823  4,828,014                7,082,980
   Rent            200,430        679,241     35,488                  915,159
   Salaries and
   Commissions   4,300,538     16,003,299    624,715               20,928,552
                ----------  ------------- ---------- ------------- -------------
   Total Direct
   Costs         5,875,111     17,563,363  5,488,217      -        28,926,691
                ----------  ------------- ---------- ------------- -------------

Nine months ended March 31, 2001

Revenues        $15,440,774     $57,702,987 $445,280            $73,589,041
                -----------     ----------- -------- ---------- ------------
Direct Costs      8,153,921      46,327,769  789,817             55,271,507
Depreciation and
Amortization        483,175       1,861,274  155,556              2,500,005
General Corporate
Expenses          8,970,065       7,446,550    9,293             16,425,908
                -----------    ------------ -------- ---------- ------------
Operating Income
(loss)           (2,166,387)      2,067,394 (509,386)              (608,379)
                -----------    ------------ -------- ---------- ------------
Interest Expense    131,551         276,543  571,407                979,501
Identifiable
assets           23,662,174      44,538,390  827,769 (17,415,952)51,612,380
Capital
Expenditures        932,988         215,485  210,686              1,359,159
Direct costs
consist of the
following:
   Advertising    1,334,033       1,509,830  244,784              3,088,647
   Rent           1,237,021       2,545,486   13,097              3,795,604
   Salaries and
   Commissions    5,582,867      42,272,453  531,936             48,387,256
                -----------    ------------ -------- ----------- -----------
   Total Direct
   Costs          8,153,921      46,327,769  789,817     -       55,271,507
                -----------    ------------ -------- ----------- -----------
Nine months
ended March
31, 2000
   Revenues   $  13,906,899    $ 49,103,056 $617,169            $63,627,124
Direct Costs      7,157,732      38,728,499 5,530,780            51,417,011
Depreciation
And
Amortization        457,081       1,506,627    30,235             1,993,943
General Corporate
Expenses          9,538,776       5,914,569   868,114            16,321,459
                -----------   ------------- --------- ---------- -----------
   Operating
        Loss     (3,246,690)      2,953,361(5,811,960)           (6,105,289)
                -----------   ------------- --------- ---------- -----------
Interest
Expense             150,395         412,088    58,696               621,179
Identifiable
assets            9,253,814      56,183,418   279,173(17,550,044)48,166,361
Capital
Expenditures      1,581,028         350,753   242,839             2,174,620
Direct costs
consist of
the following:
   Advertising    1,624,114       2,252,762 4,833,188             8,710,064
   Rent             681,595       1,833,739    38,708             2,554,042
   Salaries and
   Commissions    4,852,023      34,641,998   658,884            40,152,905
                ----------- --------------- --------- ---------- ----------
   Total Direct
        Costs     7,157,732      38,728,499 5,530,780            51,417,011
                -----------   ------------- --------- ---------- ----------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The restated consolidated financial statements and the related notes thereto as of March 31, 2001 and for the three and nine month period ended March 31, 2001 were prepared exclusively by management of the Company and are presented herein as unreviewed by the Company's independent auditors, but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist of solely non-recurring accruals.

These financial statements have not been subjected to the SAS 71 review pursuant to SEC release Nos. 33-8070, 34-45590.

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

Results of Operations

The Company's total revenues for the three months ended March 31, 2001 were $32,731,106 compared to $36,552,830 for the three months ended March 31, 2000, a decrease of $3,821,724 or 10%. Revenues for the nine months ended March 31, 2001 were $73,589,041 compared to $63,627,124 for the nine months ended March 31, 2000, an increase of $9,961,917 or 16%. The three months ended March 31, 2001 decrease was primarily from a decrease in financial planning services impacted by the dramatic decline of the broader equity markets, as well as a small decrease in e1040.com revenues and third party business at the Company's Progressive Mailing direct mail division.

The Company's total revenues for the three months ended March 31, 2001 consisted of $12,213,006 for tax preparation/accounting services, $20,040,270 for financial planning services, $379,972 for e1040.com and $97,858 for Progressive Mailing. For the nine months ended March 31, 2001 total revenues consisted of $14,722,951 for tax preparation/accounting services, $57,702,987 for financial planning services, $445,280 for e1040.com and $717,823 for Progressive Mailing. The Company's total revenues for the three months ended March 31, 2000 consisted of $12,367,147 for tax preparation/accounting services, $23,096,241 for financial planning services, $581,654 for e1040.co4m and $507,788 for Progressive Mailing. For the nine months ended March 31, 2000 total revenues consisted of $12,915,107 for tax preparation/accounting services, $49,103,057 for financial planning services, $617,169 for e1040.com and $991,791 for Progressive Mailing. Tax preparation services represented 20% and 20%, financial planning services represented 78% and 77%, e1040.com represented 1% and 1% and Progressive Mailing represented 1% and 2% of the Company's total revenues for the nine months in Fiscal 2001 and Fiscal 2000, respectively.

The Company's operating expenses for the three months ended March 31, 2001 were $29,431,160, or 90% of revenues, a decrease of $7,714,675, or 21%, compared to $37,145,835, or 102% of revenues, for the three months ended March 31, 2000. For the nine months ended March 31, 2001, operating expenses were $74,197,420, or 101% of revenues, an increase of $4,465,007, or 6%, compared to $69,732,413, or 110% of revenues, for the nine months ended March 31, 2000. The increase in operating expenses is the result of changes to the following areas: Salaries and Commissions decreased $3,072,423, or 13%, in the three months ended March 31, 2001 to $20,967,470 from $24,039,893 in the three months ended March 31, 2000.
For the nine months ended March 31, 2001 the increase was $8,623,704, or 18%, to $56,121,900 from $47,498,196 in the nine months ended March 31, 2000. The nine month increase is primarily from more commissions paid to financial planners from the increased sales of financial planning services, the additional head count in tax/accounting offices from acquisitions, and the limited addition of additional corporate staff to manage the increased number of field offices. Conversely, the decrease for the three months ended March 31, 2001 was primarily from the decrease in commissions paid to financial planners on lower revenue of financial planning services.

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

The Company's profit from operations for the three months ending March 31, 2001 was $3,299,946 compared to a loss of $593,004 for the three months ended March 31, 2000. This increase represents an improvement of $3,892,950. The nine months ended March 31, 2001 loss from operations was $608,379 compared to $6,105,289 for the nine months ended March 31, 2000, an improvement of $5,496,910 or 90%. This improvement is from implementing cost containment initiatives through consolidating and streamlining existing offices and reduced media advertising campaigns. Adding to the reduction in the loss from operations is the significant growth in revenue in financial planning services and the addition of more profitable year round tax preparation business.

The Company's profit after income taxes for the three months ended March 31, 2001 was $1,274,905 compared to $43,782 for the three months ended March 31, 2000. This increase represents an improvement of $1,231,123 or 2,812%. For nine months ended March 31, 2001 the loss after the income tax benefit was $1,062,016 compared to $3,097,363 for the nine months ended March 31, 2000, an improvement of $2,035,347 or 66%. This improvement is from the operational improvements highlighted above. The increase in interest expense was $38,844, or 10%, in the three months ended March 31, 2001 and $358,322, for the nine months ended March 31, 2001. This increase in interest expense resulted from carrying more debt this Fiscal year over last Fiscal year. The Company's effective income tax rate for the three months and nine months ended March 31, 2001, is approximately 56% and 25%, respectively. The primary differences between these rates and the statutory federal income tax rate of 34% relates primarily to the amortization of certain goodwill and other intangible assets not being deductible for income tax purposes, as well as state income taxes and benefits.

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

The Company's cash flows used in operating activities totaled $2,053,648 and $5,850,146 for the nine months ended March 31, 2001 and 2000, respectively. The decrease of $3,796,498 in cash used in operating activities is from a decrease in net loss of $2,035,347, additional depreciation and amortization of $590,063, a decrease in deferred tax benefit of $1,965,771, a decrease in accounts receivable of $2,144,118, an income tax refund of $1,769,622 received during the nine months ended March 31, 2001, a decrease in prepaid and income tax receivable of $676,261, a decrease in security deposits and other assets of $136,401 and a gain on sale of marketable securities in final 2000 of $999,192. These decreases in cash flows used in operating activities were offset by advance draws to planners on future commissions of $1,077,153, a decrease in accounts payable and accrued expenses of $4,000,477 and a decrease in amortization of deferred and other compensation expense of $1,465,653.

Net cash used in investing activities totaled $1,495,343 and $1,135,335 for the nine months ended March 31, 2001 and 2000, respectively. The increase of $360,008 is from a decrease in proceeds from sale of investments and marketable securities of $1,246,385 offset by a decrease in capital expenditures of $288,239, a decrease in cash payments for acquisitions of $391,049 and an increase in loan repayments from officers and stockholders of $207,089.

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

Dated: June 12, 2002

GILMAN + CIOCIA, INC.

By: /s/ Thomas  Povinelli
Thomas  Povinelli
Chief  Executive  Officer and President

By: /s/ David D. Puyear
David D. Puyear
Chief Financial Officer