Form 10-K/A
period 2001-06-30
GILMAN & CIOCIA INC
filed 2002-06-12
CIK 914142

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            --------------------------

                                   FORM 10-K/A

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

                                  (914) 397-4829
                (Issuer's Telephone Number, Including Area Code)

              Securities registered under Section 12(b) of the Act:

Title of each class                    Name of Exchange on which registered
- - -------------------                    ------------------------------------

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

         In Fiscal 2001, the Company had total revenues of $105,913,173, representing an increase of $16,334,679, or 18%, compared to $89,578,494 in Fiscal 2000. This growth was primarily attributed to the significant growth in commissions from financial planning services provided to its clients, which increased 22% to $86,597,921 in Fiscal 2001 from $71,277,044 in Fiscal 2000. In addition, revenues from tax preparation increased by 11% to $17,557,112 in Fiscal 2001 from $15,808,075 in Fiscal 2000. For segment profits and use of assets, refer to Management's Discussion and Analysis and Segments (note 13). In Fiscal 2001, 82% of the Company's revenues were derived from commissions on financial planning services, 16% were from tax preparation with the remaining 2% derived from our on-line tax preparation business and in-house direct mail business. During Fiscal 2001, the Company prepared approximately 142,000 federal and state tax returns compared to approximately 150,000 federal and state returns in Fiscal 2000. The decline is attributable to a reduction in on-line returns prepared and the impact of some tax preparer attrition and reduced tax preparation marketing, offset by acquisitions.

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

Item 6.    SELECTED FINANCIAL DATA

                Summary of Consolidated Statements of Operations
                          For the Years Ended June 30,

                             2001         2000        1999             1998         1997
                            Restated
                            See Note 2.
                            ----------    -----       -----            -----        -----

Total Revenues          $ 105,913,173 $ 89,578,494  $50,443,406   $28,533,083   $24,574,571
Net Income (Loss)            (212,739)  (4,013,092)   2,181,143     2,011,345       875,994
Per Share
     Basic                      (0.03)       (0.53)        0.35          0.37          0.16
     Diluted                    (0.03)       (0.53)        0.32          0.32          0.16

(a) See Notes 2 to Consolidated Financial Statements.

                     Summary of Consolidated Balance Sheets
                          For the Years Ended June 30,

                         2001         2000        1999        1998         1997
                         Restated
                         See Note 2.
                         ----         ----        ----        ----         ----

Working Capital (Deficit)$ 614,325    $ (1,611,436) $ 5,249,516 $ 4,950,652   $ 3,450,102
Total Assets            52,679,895      43,905,178   32,998,980   9,751,187   $ 9,025,576
Long-Term Debt           5,425,928         826,476    2,738,124           0       552,000
Total Shareholders'
Equity                $ 27,924,433    $ 24,712,841 $ 24,959,941 $ 9,017,587     7,018,989
Cash Dividends                 -0-             -0-          -0-         -0-           -0-

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

         The following discussion should be read in conjunction with the Company's restated financial statements and related notes thereto set forth in
Item 8 of this Annual Report (restatement is discussed in Note 2). Except for the historical information contained herein, this and other sections of this Annual Report contain certain forward looking statements that involve substantial risks and uncertainties. When used in this Annual Report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed or implied by these forward looking statements. Factors that could contribute to such differences are discussed in this Annual Report under the headings "Description of Business-Risk Factors."

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


                            As a Percentage of Revenue          Percentage
                            Years Ended June 30,             Increase (Decrease)

                              2001        2000        1999     2000 to 2001   1999 to 2000
                              ----        ----        ----     ------------   ------------
Tax preparation fees          16.6%      17.6%        25.0%        -5.7%          -29.6%

Financial planning commissions81.8%      79.6%        71.6%         2.8%           11.2%

e1040.com                      0.7%       1.3%         0.4%       -46.2%          225.0%

Third party direct mail services0.9%      1.5%         3.0%       -40.0%          -50.0%
                               ------     ------       ------
Total revenue                 100.0%     100.0%       100.0%
                              ------     ------       ------
Salaries and commissions       75.9%      76.3%        63.3%        -0.5%           20.5%

General and administrative
expense                         9.9%      11.6%        11.9%       -14.7%           -2.5%

Advertising                     3.7%      10.8%         7.7%       -65.7%           40.3%

Brokerage fees & licenses       1.7%       2.1%         1.9%       -19.1%           10.5%

Rent                            4.8%       4.0%         4.9%        20.0%          -18.4%

Depreciation and amortization   3.0%       2.8%         2.8%         7.1%            0.0%
                                -----      -----        -----
Total operating expenses       99.0%     107.6%        92.5%        -8.0%           16.3%
                                -----      -----        -----
Operating income (loss)         1.0%      -7.6%         7.5%       113.2%         -201.3%
                                -----      -----        -----
Other (expense) income         -0.5%       0.7%        -0.2%      -171.4%          450.0%
                                -----       -----       -----
Income (loss) before provision for
Income taxes                    0.5%      -6.9%         7.3%       107.2%         -194.5%

Provision (benefit) for income
taxes                           0.7%      -2.4%         3.0%       129.2%         -180.0%
                               -----      -----        -----
Net income (loss)              (0.2)%      -4.5%         4.3%       95.6%         -204.7%
                               =====      =====        =====

Fiscal 2001 Compared to Fiscal 2000
-------------------------------------

        The Company's revenues for Fiscal 2001 were $105,913,173 compared to $89,578,494 for Fiscal 2000, an increase of $16,334,679 or 18.2%. This increase was primarily attributable to an increase in financial planning services and higher tax preparation revenues.

         The Company's total revenues for Fiscal 2001 for the three primary business segments (see footnote 13 on notes to consolidated financial statements) consisted of $60,258,261 for the Company's tax and financial planning offices, $80,694,750 for the Company's broker dealer subsidiaries (which includes $35,831,459 of intercompany revenue related to Company employee financial planning revenue which clears through the broker/ dealer subsidiaries) and $791,621 for e1040.com. The Company's tax and financial planning office segment consists of $17,557,112 for tax preparation services, $41,734,630 for financial planning business done at an office level and $966,519 for third party direct mail business. The Company's broker/dealer segment consists of financial planning business done by Prime and North Ridge, before elimination of intercompany financial planning revenue. Prime represented 92% and North Ridge represented 8% of the broker/dealer segment total revenues. The Company's total revenues for Fiscal 2000 for the three primary business segments consisted of $48,601,863 for the Company's tax and financial planning offices, $65,529,892 for the Company's broker/dealer subsidiaries (which includes $25,709,901 representing intercompany revenue related to Company employee financial planning revenue which clears through the broker/dealer subsidiaries) and $1,156,640 for e1040.com. The Company's tax and financial planning office segment consisted of $15,808,075 for tax preparation services, $31,457,053 for financial planning business done at an office level and $1,336,735 for third party direct mail business. The Company's broker/dealer segment consists of gross business done by Prime and North Ridge, before elimination of intercompany work. Prime represented 89% and North Ridge represented 11% of the broker/dealer segment.

         The $1,749,037 or 11.1% growth in the tax preparation revenue is attributed to the acquisition of new tax practices during Fiscal 2001 and the full-year effect of the new tax practices acquired in Fiscal 2000. The $15,320,877 or 21.5% growth in financial planning revenue and the corresponding growth in the broker/dealers segment is attributed to the hiring of additional Registered Representatives as well as an increase in same average Registered Representative financial planning revenue. Of this growth, $10,277,577 or 67.1% was attributed to financial planning revenue within Company offices, which contribute a higher operating margin to the Company.

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

         The Company's income before taxes for Fiscal 2001 was $485,025 compared to a loss of $6,160,092 for Fiscal 2000, an increase of $6,645,117. From a segment standpoint, the Company's income (loss) before taxes for Fiscal 2001 is composed of a loss of $1,153,237 from the Company's tax and financial planning office segment, income of $2,313,158 from the Company's broker/dealer segment and a loss of $674,896 from e1040.com. For Fiscal 2000, the Company's income
(loss) before taxes is comprised of a loss of $1,961,778 from the Company's tax and financial planning office segment, income of $1,840,953 from the Company's broker/dealer segment and a loss of $6,039,267 from e1040.com. The decreased loss at e1040.com was attributed to the reduced advertising and media campaign in Fiscal 2001 that was spent in Fiscal 2000 to publicly launch the website. The rise in profitability at the Company's tax and financial planning and the broker/dealer segments is primarily attributed to higher financial planning revenues, without a corresponding increase in fixed costs resulting in higher profitability, which fueled the growth in profitability.

        The Company's income tax provision for Fiscal 2001 was $697,764 compared to an income tax benefit of $2,147,000 in Fiscal 2000 for an increase of $2,844,764. The increase in income taxes is the result of the increased profitability in Fiscal 2001 compared to a loss year in Fiscal 2000. The Company's effective income tax rate for Fiscal year 2001 was 143.9% as compared to -34.9% for Fiscal 2000. The primary difference between these rates and the statutory federal income tax rate of 34% relates to the amortization of certain goodwill and other intangible assets not deductible for income tax purposes, as well as the inclusion of state income taxes and benefits.

         The Company's loss after income taxes for Fiscal 2001 was $212,739 compared to a loss of $4,013,092 for Fiscal 2000, an increase of $3,800,353. The increase is primarily attributed to the higher operating margins in Company owned offices and dramatically reduced operating losses associated with e1040.com.

         The Company's business is still somewhat seasonal, with a significant component of its revenue earned during the tax season of January through April. The effect of inflation has not been significant to the Company's business in recent years.

Fiscal 2000 Compared to Fiscal 1999
-------------------------------------

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

Liquidity and Capital Resources
---------------------------------

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

         The Company's cash flows provided by operating activities totaled $792,135 for Fiscal 2001 compared to cash flows used in operating activities of $1,995,386 for Fiscal 2000. The increase of $2,787,521 in cash provided is due primarily to an increase in net income of $3,800,353 resulting from a decrease in net loss from $4,013,092 in 2000 to $212,739 in 2001, an increase in depreciation and amortization of $648,134, an increase in amortization of bond discount of $166,248, gain in sale of marketable securities of $979,489 in Fiscal 2000, a decrease in income tax receivable of $3,948,148, an increase in deferred tax benefit provision of $933,000, a decrease in other assets of $188,129, and a decrease in prepaid expenses and other current assets of $285,011. These increases in cash flows provided by operating activities were offset by an increase in net account receivables of $1,772,530, an increase in receivables from officers, stockholders and employees of $700,000, a decrease in accounts payable and accrued expenses of $4,127,162, a decrease in deferred and other compensation expense of $961,299 and a gain on rescission of an acquisition contract of $600,000.

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

Item 8.           FINANCIAL STATEMENTS

INDEX
                                                                    Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS 2001-Not filed.             F-2

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS-2000,1999                   F-2A

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

                                    PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

           The following table sets forth information regarding the executive officers and directors of the Company:

Name                    Age     Position
James Ciocia            44      Chairman of the Board and Director
Thomas Povinelli        41      Chief Executive Officer, President and Director
Kathryn Travis          52      Secretary, Vice President and Director
David D. Puyear         37      Chief Financial Officer
Michael P. Ryan         43      Chief Operating Officer, Director and President
                                of Prime Capital Services, Inc.
Seth A. Akabas          45      Director
Louis P. Karol          42      Director
Doreen M. Biebusch      44      Director

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

                           Summary Compensation Table

                                                                               Long Term
                                                                              Compensation
                                                                                 Awards
Name and                                                    Other Annual    Number of Shares
Principal Position             Year     Salary      Loans*  Compensation   Underlying Options

James Ciocia
-----------------------
Chairman of the Board          1999     $190,000     $0         $15,266(1)        60,000
                               2000     $367,754     $314,809   $16,455(3)             0
                               2001     $438,712     $0         $6,694 (1)             0

Thomas Povinelli
-------------------------
Chief Executive Officer,       1999     $190,000     $0         $0                60,000
President and Director         2000     $365,384     $311,086   $4,596 (3)             0
                               2001     $358,366     $0         $7,200 (1)             0

Kathryn Travis
Secretary, Vice President      1999     $135,000     $0         $10,758(1)        30,000
and Director                   2000     $154,230     $118,030   $10,758(1)             0
                               2001     $313,712     $0         $9,259 (1)             0

Michael P. Ryan (4)
---------------------
Chief Operating Officer,       1999     $60,000      $0         $2,400(1)              0
and Director and               2000     $240,000     $0         $226,197(5)            0
President of Prime             2001     $350,000     $0         $9,600(1)        250,000
Capital Services, Inc.

David D. Puyear
-----------------------------
Chief Financial Officer        2001      $209,100    $0         $0               200,000

Stephen B. Sacher
--------------------------------
Former Chief Financial Officer 1999       $80,000    $0         $120,000(2)       15,000 (6)
and Treasurer                  2000      $250,741    $0         $34,930(2)             0
                               2001      $142,999    $0         $137,645(2)            0
--------------------------------

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

              Aggregated Option/SAR Exercises in Last Fiscal Year
                      and Fiscal Year-End Option/SAR Values

                                                                  Value of Unexercised
                                     Number of Securities              In-the-Money
                             Underlying Unexercised Options at           Options
                                     Fiscal Year-End (#)            Fiscal Year-End ($)
Name                          Exercisable/Unexercisable        Exercisable/Unexercisable(1)
----                          ---------------------------      ----------------------------
James Ciocia                           71,470/1,038                      $ 1,700/ -
Chairman of the Board
---------------------

Thomas Povinelli                        70,830/1,231                      $ 1,700/ -
Chief Executive Officer &
-------------------------
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

Name of Beneficial Owner       Amount and Nature of Beneficial Ownership      Percent of
                                                                                Class

James Ciocia                               996,156 (1)                           12%
1311 Mamaroneck Avenue
White Plains, NY 10605

Thomas Povinelli                         1,119,446 (2)                           13%
1311 Mamaroneck Avenue
White Plains, NY 10605

Kathryn Travis                             413,411 (3)                            5%
1311 Mamaroneck Avenue
White Plains, NY 10605

Seth A. Akabas                               8,081 (4)                            *
488 Madison Avenue - 11th Floor
New York, NY 10022

Louis P. Karol                               3,180                                *
600 Old Country Road
Garden City, NY 11530

Michael P. Ryan                            800,704 (5)                           10%
11 Raymond Avenue
Poughkeepsie, NY 12603

Steven  Gilbert                            706,220 (6)                            8%
2420 Enterprise Road, Suite 100
Clearwater, FL 33763

Prime Financial Services, Inc. (New York)  794,304 (5)                            9%
11 Raymond Avenue
Poughkeepsie, NY 12603

Doreen M. Biebusch                           2,907                                *
31 Milk Street
Boston, MA 02109

All directors and officers               3,344,869 (1)(2)(3)(4)(5)               37%
As a group (7 persons)

------------------------
 *       Less than 5%.

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

Signature                           Title                                     Date

                                    Chairman of the Board                   June 12, 2002
-------------------------------       and Director
James Ciocia

/s/ Thomas Povinelli                President, Chief Executive Officer      June 12, 2002
-------------------------------       and Director
 Thomas Povinelli

/s/ David D. Puyear                 Chief Financial Officer,                June 12, 2002
-------------------------------    (principal financial officer
David D. Puyear                     and principal accounting officer)


                                    Vice President, Secretary and Director  June 12, 2002
-------------------------------
Kathryn Travis

/s/ Louis P. Karol                  Director                                June 12, 2002
-------------------------------
Louis P. Karol

/s/ Seth A. Akabas                  Director                                June 12, 2002

-------------------------------
Seth A. Akabas

/s/ Doreen M. Biebusch              Director                                June 12, 2002
-------------------------------
Doreen M. Biebusch

INDEX
                                                                                                          Page
                                                                                                             F-2
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS-2001-Not filed.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS-2000,1999                                                           F-2A

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANT'S-NOT FILED

         The restated financial statement have not been audited and the Company has not obtained an opinion of its independent accountants pursuant to SEC release Nos. 33-8070 and 34-45590.

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



                                                        /s/ ARTHUR ANDERSEN LLP


September 28, 2001
New York, New York

                                    Gilman + Ciocia, Inc. and Subsidiaries
                                    Consolidated Balance Sheets
                                    June 30,

                                   ASSETS
                                                         2001             2000
                                                         Restated
                                                         See Note 2.
                                                         ----             ----
CURRENT ASSETS
 Cash and cash equivalents                        $  5,413,674   $    4,561,293
 Marketable securities                                  55,933           73,044
 Accounts receivable, net of allowance for doubtful
 Accounts of $291,000 and $264,800 as of June 30, 2001
             and 2000, respectively                  10,813,299        6,355,115
 Receivables from officers, stockholders and employees,
             current portion                         1,379,378           709,538
 Prepaid expenses and other current assets            1,228,359        1,210,611
         Income taxes receivable                        185,338        3,134,824
         Deferred tax assets, current portion           170,275          690,000
                                                     ----------        ---------
                           Total current assets      19,246,256       16,734,425

 Property and equipment, net of accumulated depreciation
         of $4,700,147 and $3,397,927 as
         of June 30, 2001 and 2000, respectively      5,052,979        4,423,455
Intangible assets, net of accumulated amortization of
        $4,891,750 and $3,172,897 as of June 30, 2001
         and 2000, respectively                      24,617,210       21,260,307
         Deferred tax asset, net of current portion   1,709,160            -
         Other assets                                 2,054,290        1,486,991
                                                      ---------        ---------
                           Total assets           $  52,679,895     $ 43,905,178
                                                     ==========      ===========
                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable and accrued expenses          $   10,431,363    $  9,233,127
         Long-term debt, current portion               7,786,001       9,112,734
         Deferred tax liability, current portion         414,567            -
                                                       ---------      ----------
                           Total current liabilities  18,631,931      18,345,861

         Long-term debt net of current portion         5,425,928         826,476
         Deferred tax liability, net of current portion  697,603          20,000
                                                       ---------       ---------
                           Total liabilities          24,755,462      19,192,337
                                                     -----------      ----------
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY:

 Preferred stock - $.001 par value-shares authorized
    100,000; none issued and outstanding
Common stock-$.01 par value-shares authorized 20,000,000; shares
    8,654,829 and 8,030,834 shares issued and outstanding as of June
    30, 2001 and 2000, respectively                      86,548           80,308
         Paid-in-capital                             27,711,953       23,976,897
                Retained earnings                     1,560,027        1,772,766
                                                    -----------      -----------
                                                     29,358,528       25,829,971
         Less-treasury stock, at cost                (1,329,095)     (1,012,130)
         Note receivable for shares sold               (105,000)       (105,000)
                                                      ---------        ---------
         Total stockholders' equity                  27,924,433      24,712,841
                                                   ------------      -----------
       Total liabilities and stockholders' equity $  52,679,895    $ 43,905,178
                                                  =============     ============

The accompanying notes are an integral part of these consolidated balance sheets.
--------------------------------------------------------------------------------

                                   Gilman + Ciocia, Inc. and Subsidiaries
                                   --------------------------------------
                                   Consolidated Statements of Operations
                                   -------------------------------------
                                   For the Years Ended June 30,
                                   ----------------------------

                                       2001             2000          1999
                                       Restated
                                       See Note 2.
                                       ----             ----          ----
Revenues:
     Financial planning services      $86,597,921      $71,277,044   $36,137,862
     Tax preparation fees              17,557,112       15,808,075    12,609,933
     e1040.com                            791,621        1,156,640       203,180
     Direct mail services                 966,519        1,336,735     1,492,431
                                          -------        ---------     ---------
Total Revenue                         105,913,173       89,578,494    50,443,406
                                      -----------       ----------    ----------
Operating expenses:
     Salaries and commissions          80,417,361       68,283,595    31,915,652
   General and administrative expenses 10,536,979       10,384,053     5,986,476
     Advertising                        3,913,237        9,705,238     3,873,580
     Brokerage fees & licenses          1,770,027        1,872,294       949,392
     Rent                               5,135,965        3,613,146     2,480,067
     Depreciation and amortization      3,156,629        2,508,495     1,441,388
                                        ---------        ---------     ---------
          Total operating expenses   104,930,198        96,366,821    46,646,555
                                      -----------       ----------    ----------
           Operating income / (loss)     982,975       (6,788,327)     3,796,851
                                        ---------       ----------    ----------
Other income / (expense):
   Interest and investment income        186,034        1,412,991       129,041
     Interest expense                 (1,403,210)        (930,135)     (280,961)
     Other income                        719,226          145,379        56,212
                                        --------         --------        -------

          Total other income/(expense) (497,950)         628,235        (95,708)
                                        --------         --------        -------
Income / (loss) before provision
(benefit) for income taxes              485,025       (6,160,092)     3,701,143
Provision / (benefit) for income taxes  697,764       (2,147,000)     1,520,000
                                      ----------     ------------     ----------
          Net income/(loss)         $  (212,739)     $(4,013,092)   $ 2,181,143
                                      ==========     ============     ==========

Net income / (loss) per share:
          Basic                    $     (0.03)      $     (0.53)   $     0.35
          Diluted                  $     (0.03)      $     (0.53)   $     0.32
Weighted average shares:
          Basic                      8,082,674         7,552,396     6,264,228
          Diluted                    8,133,590         7,552,396     6,917,436


The accompanying notes are an integral part of these consolidated statements.
-------------------------------------------------------------------------------

                                Gilman + Ciocia, Inc. and Subsidiaries
                               --------------------------------------
                               Consolidated Statements of Cash Flows
                               -------------------------------------
                                   For the Years Ended June 30,
                                   ----------------------------

                                        2001             2000              1999
                                       Restated
                                       See Note 2.
                                        ----             ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                    $  (212,739)  $(4,013,092)    $  2,181,143
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization          3,156,629     2,508,495        1,441,388
    Amortization of debt discount        166,248             -               -
    Deferred tax provision (benefit)     456,000      (477,000)         (42,000)
    Gain on a recission of an
     acquisition contract               (600,000)            -               -
    Gain on sale of marketable
     securities                             -         (979,489)            (342)
Amortization of deferred and
     other compensation expense           50,057     1,011,356          643,259
    Interest on stock subscriptions         -                -          (10,801)
Changes in:
   Net accounts
   receivable                         (4,458,184)   (2,685,654)         512,662
 Prepaid expenses and
  other current assets                   155,860      (129,151)        (743,382)
Receivables from officers,
stockholders and employees              (700,000)           -                 -
 Other assets                           (127,450)     (315,579)         (64,965)
  Accounts payable and
  accrued expenses                       509,493     4,636,655         (284,712)
 Income taxes
  receivable (payable)                 2,396,221    (1,551,927)        (162,889)
                                       ---------    -----------        --------
 Net cash provided by
(used in)operating activities            792,135    (1,995,386)       3,469,361
                                       ---------    -----------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                 (1,517,505)   (1,818,944)        (751,394)
 Cash payments for acquisitions
 -net of cash acquired                (1,837,545)   (1,481,348)      (6,578,569)
 Marketable securities                    17,111         9,025          (97,272)
 Proceeds from sale of investments           -       1,215,141                -
 Loan repayments from officers
 and stockholders                        544,501       716,680          385,819
 Loans to officers, stockholders
 and employees                          (198,057)     (124,002)      (1,232,180)
                                      -----------    ----------      -----------
Net cash used in investing activities (2,991,495)   (1,483,448)      (8,273,596)
                                      -----------    ----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Acquisition of treasury stock         (648,503)     (257,385)        (136,116)
  Proceeds from bank and other loans  12,273,175    10,505,100        8,500,000
  Payments of bank loans and capital
      lease obligations               (8,780,944)   (6,209,021)      (4,786,371)
  Proceeds from the sale of common stock
    and exercise of stock
    options and warrants                  30,205       464,876        2,974,245
        Proceeds from stock subscriptions    -          83,203             -
        Re-issuance of treasury stock    177,808          -                -
                                        --------      ---------       ----------
   Net cash provided by
   financing activities                3,051,741     4,586,773        6,551,758
                                       ---------     ---------        ----------
           Net increase in cash          852,381     1,107,939        1,747,523
CASH, and cash equivalents
     beginning of year                 4,561,293     3,453,354        1,705,831
                                       ---------     ---------        ---------
CASH, and cash equivalents end of year$5,413,674    $4,561,293      $ 3,453,354
                                       =========    ==========       ==========

The accompanying notes are an integral part of these consolidated statements.
-------------------------------------------------------------------------------

                              Gilman + Ciocia, Inc. and Subsidiaries
                             --------------------------------------
                         Consolidated Statements of Cash Flows-Continued
                        -----------------------------------------------
                               For the Years Ended June 30,
                              ----------------------------
                                        2001            2000             1999
                                        Restated
                                        See Note 2.
                                        ----            ----             ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash paid during the year for-

     Interest                         $  992,896      $ 792,859        $ 280,961
     Income taxes                        309,773        784,962        2,267,011
Noncash transactions-
     Re-issuance of treasury stock
         at fair value                   331,538         22,294          143,859
Issuance of common stock
   as consideration in                 2,927,695      3,220,018        9,420,995
business combination
Exercise of stock
options                                        -        105,000           2,412
Capital leases                           414,240       1,209,478              -
Note receivable on rescission of
acquisition contract                   1,000,000          -                   -
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Details of business combinations:
 Fair value of assets acquired      $ 5,455,552    $ 5,532,366    $ 21,291,406
 Less: Liabilities assumed             (690,312)      (831,000)     (4,039,411)
       Stock issued                  (2,927,695)    (3,220,018)     (9,420,995)
                                      ----------    -----------     -----------
 Cash paid for acquisitions           1,837,545      1,481,348       7,831,000
 Cash acquired in acquisitions             -             -          (1,252,431)
                                      ----------    -----------     -----------
 Net cash paid for acquisitions     $ 1,837,545   $  1,481,348     $  6,578,569
                                      ===========    ===========    ============

The accompanying notes are an integral part of these consolidated statements
------------------------------------------------------------------------------

                                     Gilman + Ciocia, Inc. and Subsidiaries
                                    --------------------------------------
                                 Consolidated Statements of Stockholders' Equity
                                 -----------------------------------------------
                                For the Years Ended June 30, 2001, 2000 and 1999
                                ------------------------------------------------

                                                                         Stock Subscriptions/
                                                                            Note     Accumulated
                                                                           Receivable  Other     Total
            Common  Stock  Paid-In  Deferred   Retained Treasury Stock      For     ComprehensiveStockholders'
            Shares  Amount Capital Compensation Earnings Shares   Amount Shares Sold   Income     Equity
            -----   ------ ------   ---------   ------    -----   ------ -----------    -----   -------
Balance at
July 1, 1998 5,606,913$56,069$6,483,320($52,993)$3,604,715 211,315($784,782)(148,845) (86,903) $9,070,581
Purchase of
treasury stock                                              16,400 (136,116)                     (136,116)

Re-issuance of treasury          86,067                    (28,070) 143,859                       229,926
  stock

Issuance of common372,227 3,722 361,529                                                           365,251
stock on exercise
  of
  stock options
Issuance of common700,852 7,009  2,556,986                                                      2,563,995
stock upon exercise
of warrants-net
Issuance of
common stock      793,774 7,938  9,413,056                                                      9,420,994
     upon business
     combinations
Accrued interest income                                                     (10,801)              (10,801)
Amortization of deferred
     compensation                   58,290     25,584                                              83,874
Shares  issued upon
     settlement of
     litigation    34,500  345    138,605                                                         138,950
Income tax benefit upon           957,000                                                         957,000
     exercise of stock
     options

Comprehensive income:
Unrealized gain on
 marketable securities                                                                   95,144     95,144
Net income                                   2,181,143                                       -   2,181,143
                                             ---------                                   ------  ---------
Total comprehensive income                   2,181,143                                   95,144  2,276,287
                                             ---------                                   ------  ---------
Balance at
June30,1999 7,508,266 $75,083 $20,054,853 ($27,409)$5,785,858 199,645 (777,039)$(159,646)$8,241$24,959,941
            ========= =======  ==========  ======= ========== =======  ======== ========= =====  =========
Purchase of
treasury stock                                                52,600 (257,385)                   (257,385)
Re-issuance of
treasury                                                      (4,350)  22,294                      30,450
     stock                          8,156
Issuance of common stock
     on exercise of stock
     stocks 107,081     1,071     568,805                                                          569,876
Issuance of common stock
   upon business
   combinations385,487  3,854   3,216,164                                                        3,220,018
Amortization of deferred
     compensation                          27,409                                                   27,409
Shares issued upon
  settlement of 30,000    300       6,281                                                            6,581
     litigation
Income tax benefit upon
exercise of
stock                             122,638                                                          122,638
     options
Payment/write-off of stock
     subscriptions                                                           159,646               159,646
     receivable
Issuance of note
     receivable                                                             (105,000)             (105,000)
   for shares sold

                                   Gilman + Ciocia, Inc. and Subsidiaries
                                  --------------------------------------
                       Consolidated Statements of Stockholders' Equity-Continued
                      ----------------------------------------------------------
                             For the Years Ended June 30, 2001, 2000 and 1999
                             ------------------------------------------------

                                                                           Stock
                                                                        Subscriptions/Accumulated   Total
                                                                          Note for      Other       Stock-
             Common Stock   Paid      Deferred    RetainedTreasury Stock Receivables Comprehensive holder's
           Shares Amount   In Capital Compensation Earnings Shares Amount Shares Sold   Income     Equity
            ------ ------  ---------- ------------ -------- ----- ------ ---------     ------       ------

Comprehensive income:
Unrealized gain on
     marketable securities                                                             (8,241)     (8,241)

Net loss                                          (4,013,092)                                  (4,013,092)
                                                   -----------                                ------------
Total comprehensive income                        (4,013,092)                          (8,241) (4,021,333)
                                                   -----------                         ------ ------------
Balance at
June 30, 2000 8,030,834   $80,308 $23,976,897     $1,772,766 247,895 $(1,012,130)$(105,000) $-   $24,712,841             ==========
             ==========   =======  =============== ========= ========  ========= ======== ====== ===========
Purchase of
treasury stock                                               160,439(648,503)                       (648,503)
Re-issuance
of treasury stock                                              (200)   1,025                           1,025
Re-issuance of treasury
    stock-employee stock          (122,252)                 (70,615) 330,513                         208,261
     purchase plan
Issuance of common stock
 upon business 594,617   5,947   2,921,748                                                         2,927,695
     combinations
Issuance of common stock
 in lieu of cash payment
                 5,250      52      52,466                                                            52,518
Issuance of common stock
                10,000     100      30,105                                                           30,205
Stock based
compensation    14,128     141      52,989                                                           53,130
Warrants issued in
     connection with
     refinancing                   800,000                                                          800,000

Comprehensive income:
Net loss                                            (212,739)                                      (212,739)
                                                     -------                                        -------
Total comprehensive income                          (212,739)                                     (212,739)
                                                     -------                                       -------
Balance at June 30, 2001
            8,654,829 $86,548 $27,711,953 $ -     $1,560,027 337,519 $(1,329,095)$(105,000)$ - $27,924,433             ========
            ========= ========= ========  ======== ========= =======  =========== ========  ==============

The accompanying notes are an integral part of these consolidated statements.
-------------------------------------------------------------------------------

                     Gilman + Ciocia, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   ------------------------------------------

1.  ORGANIZATION AND
    NATURE OF BUSINESS
    ------------------

Business
----------

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

2.  SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES
    -------------------

Restatements
----------------------------

The consolidated financial statements and the related notes thereto as of June 30, 2001 and for the year then ended have been restated to correct an overstatement error of $600,000 in the previously reported revenue amount as indicated below.

The restated financial statement have not been audited and the Company has not obtained an opinion of its independent accountants pursuant to SEC release Nos.33-8070 and 34-45590.

For the year ended June 30, 2001

                                               As Previously     As
                                               Reported          Restated
                                               --------          --------

Balance Sheet:                              $  9,831,363      $ 10,431,363
  Accounts Payable & Accrued Expenses          1,460,160         1,709,160
  Deferred Tax Assets, net of current
  portion
  Retained Earnings                            1,911,027         1,560,027

Statement of Operations:
  Financial Planning Services                106,513,173       105,913,173
  Income Taxes (Benefit)                         946,764           697,764
  Net Income (Loss)                              138,261          (212,739)
  Net Income (Loss) Per Share:

      Basic                                       $ 0.02            ($0.03)
         Diluted                                  $ 0.02            ($0.03)

Retained earnings as of July 1, 2001 have been decreased by $351,000 for the effect of the restatements on prior years.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Reclassifications
-------------------

Certain prior years' information have been reclassified to conform with current year presentation.

Use of Estimates
------------------

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

Cash and Cash Equivalents
----------------------------

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include investments in money market funds and are stated at cost, which approximates market value.

Marketable Securities
-----------------------

The Company has classified its short-term investments in debt instruments as available for sale securities that are reported at fair value with unrealized gains and losses included in stockholders' equity. Realized gains and losses are charged to the statement of operations as realized.

Account Receivables
---------------------

The Company's account receivables consist primarily of amounts due related to financial planning commissions and tax/accounting services performed. The allowance for doubtful accounts represent an amount considered by management to be adequate to cover potential losses, if any.

Other Investments
-------------------

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

Property and Equipment
------------------------

Property and equipment are carried at cost. Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets or, for leasehold improvements, over lease terms, which range from one to seven years.

Intangible Assets
-------------------

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

Website Development and Internal Use Software Costs
-----------------------------------------------------

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

Revenue Recognition
---------------------

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

Advertising Costs
-------------------

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

Income Taxes
--------------

Income taxes have been provided using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying estimated tax rates and laws to taxable years in which such differences are expected to reverse.

Stock-based Compensation
--------------------------

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

Net Income (Loss) Per Share
-----------------------------

Net income (loss) per common share amounts ("basic EPS") are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding and exclude any potential dilution. Net income (loss) per common share amounts assuming dilution ("diluted EPS") are computed by reflecting potential dilution from the exercise of stock options and warrants (Note 11).

Fair Value of Financial Instruments
-------------------------------------

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and borrowings, approximated fair value as of June 30, 2001 because of the relatively short-term maturity of these instruments and their market interest rates.

Concentration of Credit Risk
------------------------------

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

Comprehensive Income (Loss)
-----------------------------

The Company's comprehensive income (loss) included unrealized gains (losses) on marketable securities of $0, ($8,241) and $95,144 for the years ended June 30, 2001, 2000 and 1999, respectively.

Segment Disclosure
--------------------

The Company discloses financial and detailed information about its operating segments in a manner consistent with internal segment reporting used by the Company to allocate resources and assess financial performance (Note 13).

New Accounting Pronouncements
-------------------------------

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

The pro forma results for Fiscal 2001 and 2000, assuming the acquisitions had been made at the beginning of the Fiscal year, would not be materially different from reported results. Unaudited pro forma results for Fiscal 1999 are as follows:

                                                G+C           NSR         Prime       Pro Forma
                                                ---           ---         -----       ---------
Fiscal 1999
Revenues                                   $ 36,491,000  $ 5,529,000  $ 24,993,000 $ 67,013,000
Net Income                                    1,110,000       42,000       982,000    2,134,000
Income per share of common stock basic             0.18            -             -         0.30
Income per share of common stock-diluted           0.16            -             -         0.28
Weighted average shares outstanding-basic     6,264,228            -       751,000    7,015,228
Weighted average shares outstanding-diluted   6,917,430            -       751,000    7,668,436

4.  RECEIVABLES FROM OFFICERS, STOCKHOLDERS AND EMPLOYEES
    -----------------------------------------------------

Receivables from officers, stockholders and employees consist of the following as of June 30:
                                            2001             2000
                                            Restated
                                            See Note 2.
                                            -------          ----

Demand loans to officers, non-interest bearing
(a)                                       $ 146,853        $ 326,633
Notes receivable from stockholders of the Company.  Interest is charged with rates between 6% and 10% per annum,
      due in 1-5 years.                     218,154          299,299
Demand loans from employees and advances
to financial planners (b)                 1,240,050          101,196
                                           ---------          -------
                                          1,605,057          727,128
Less-current portion                      1,379,378          709,538
                                          ---------          -------
Long-term portion                        $  225,679        $  17,590
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

5.       PROPERTY AND EQUIPMENT, NET
         ---------------------------

Major classes of property and equipment consist of the following as of June 30:
                                              2001              2000
                                              Restated
                                              See Note 2.
                                              -----------       ----
Buildings                                      $  405,867        $  405,867
Equipment                                       6,159,885         5,288,901
Furniture and fixtures                          1,017,326           789,648
Leasehold improvements                            971,806           793,040
Software                                        1,198,242           543,926
                                                ---------          --------
                                                9,753,126         7,821,382
Less-Accumulated depreciation and amortization  4,700,147         3,397,927
                                                ---------         ---------
                                              $ 5,052,979       $ 4,423,455
                                                =========         =========

Depreciation expense for property and equipment was $1,302,220, $977,141 and $604,724 for the years ended June 30, 2001, 2000 and 1999, respectively.

6.       INTANGIBLE ASSETS
        ------------------

Intangible assets consist of the following as of June 30:


                                     2001                 2000
                                    Restated
                                    See Note 2.
                                     ----------           -------
Customer Lists                      $ 14,848,980         $ 10,063,224
Broker-Dealer Registration               200,000              200,000
Non-Compete Contracts                  1,090,000              800,000
House Accounts                           900,000              900,000
Administrative Infrastructure            700,000              700,000
Independent Contractor Agreements      5,700,000            5,700,000
Goodwill                               6,069,980            6,069,980
                                       ---------            ---------
                                      29,508,960           24,433,204
Less-Accumulated Amortization          4,891,750            3,172,897
                                      -----------           ---------
                                    $ 24,617,210         $ 21,260,307
                                      ==========           ==========

Amortization expense is computed on a straight-line basis over periods of five to twenty years, and it amounted to $1,718,853, $1,537,316 and $814,683 for the years ended June 30, 2001, 2000 and 1999, respectively.

7.       DEBT
         ----

Debt consists of the following as of June 30:

                                           2001                2000
                                          Restated
                                          See Note 2.
                                          ----------            ---------
Merrill Lynch facility (a)                $         -         $ 7,208,052
European American Bank Facility (b)          5,973,175                  -
Traveler's Insurance Company Facility (b)    4,366,248                  -
   ($5,000,000 less unamortized debt discount of $663,752)
Unsecured promissory notes (c)               1,250,000           1,250,000
Notes payable for client settlements, payable over periods of 3-5 years at varying interest rates between 9% to 10%
                                               283,988             271,680
Capitalized lease obligations (note 8)       1,338,518           1,209,478
                                             ---------           ---------
                                            13,211,929           9,939,210
Less: Current portion                        7,786,001           9,112,734
                                             ---------           ---------
                                           $ 5,425,928          $  826,476
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

Leases
--------

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

Professional Liability or Malpractice Insurance
-------------------------------------------------

The Company does not maintain any professional liability or malpractice insurance policy. Although the Company believes it complies with all applicable laws and regulations, no assurance can be given that the Company will not be subject to professional liability or malpractice suits.

Clearing Agreements
---------------------

The Company is a party to clearing agreements with unaffiliated correspondent brokers, which in relevant part states that the Company will assume customer obligations in the event of a default. At June 30, 2001, approximately $550,000 of cash is held as a deposit requirement by the correspondent brokers.

Net Capital Requirements
--------------------------

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

Financial Instruments with Off-Balance Sheet Risk
---------------------------------------------------

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

Litigation
------------

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

Stock Option Agreements and Stock Option Plans
------------------------------------------------

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

The table below summarizes plan and nonplan stock option activity:

                                                                               Weighted
                                                                               Average
                                                    Number of                  Exercise
                                                      Shares                   Price
                                                      ------                   ------
Outstanding, June 30, 1998                          2,836,002                   $ 6.92
                                                    =========

      Granted                                         525,500                     8.59
      Exercised                                      (560,779)                    3.16
      Cancelled                                       (75,223)                    3.07
                                                      ========
Outstanding, June 30, 1999                          2,725,500                   $ 8.12
                                                    =========

     Granted                                          941,205                   $ 8.64
     Exercised                                        (87,833)                    4.78
     Cancelled                                        (85,000)                    5.13
                                                      --------

Outstanding, June 30, 2000                          3,493,872                   $ 8.36
                                                    =========
     Granted                                        1,728,428                   $ 6.47
     Exercised                                              -                        -
     Cancelled                                       (541,827)                    9.59
                                                     ========

Outstanding, June 30, 2001                          4,680,473                   $ 7.58
                                                    =========
Exercisable June 30, 1999                             522,000                   $ 3.82

Exercisable June 30, 2000                           1,952,167                   $ 7.40

Exercisable June 30, 2001 *                         1,450,031                   $ 8.04

The weighted average fair value of options granted during the years ended June 30, 2001, 2000 and 1999 are $2.47, $4.61 and $5.72 per option, respectively.

*See Note 2 to Consolidated Financial Statements.

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
           =============================================================================

The Company applies APB 25 in accounting for its stock compensation plans, under which no compensation cost has been recognized. Had compensation cost for the stock compensation plans been determined in accordance with the fair value accounting method prescribed under SFAS 123, the Company's net loss and net loss per share would have been as follows:

                                            Year Ended June 30,

                                            2001               2000               1999
                                           Restated
                                           See Note 2.
                                           ---------           ----               ----
Net income (loss):
         As reported                   $  (212,739)      $ (4,013,092)        $ 2,181,143
         Pro forma                      (3,022,786)        (8,217,792)         (3,506,734)

Basic net income (loss) per share:
         As reported                        (0.03)             (0.53)              (0.35)
         Pro forma                          (0.37)             (1.09)              (0.51)

Diluted net loss (income) per share:
         As reported                        (0.03)             (0.53)               0.32
         Pro forma                          (0.37)             (1.09)              (0.51)

The pro forma effect on net income or loss for Fiscal years 2001, 2000 and 1999 does not take into consideration the pro forma compensation expense related to the grants made prior to Fiscal year 1997.


The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

                                              2001                2000              1999
                                              Restated
                                              See Note 2.
                                              ----                ----              ----
Expected life (years)                            5                   3                3
Free interest rate                            5.82%               6.20%            7.00%
Volatility                                   90.01%              71.00%           74.50%
Dividend Yield                                   0%                  0%               0%

Treasury Stock
----------------

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

Stock Subscriptions Receivable and Note Receivable for Shares Sold
--------------------------------------------------------------------

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

Employee Stock Purchase Plan
------------------------------

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

11.  EARNINGS (LOSS) PER SHARE
     -------------------------

Basic net earnings (loss) per share is computed using the weighted average number of common stock outstanding. The dilutive effect of potential common share outstanding is included in the diluted net earning per share. The computations of basic and diluted net earnings per share are as follows:



                                                            Year Ended June 30,

                                            2001                  2000              1999
                                            Restated
                                            See Note 2.
                                            ---------              ----              ----
Net Earnings (Loss)                        $ (212,739)         $ (4,013,092)    $2,181,143

Basic Weighted Average Shares               8,082,674            7,552,396       6,624,228

Effect of Dilutive Securities                  30,916                    -         653,208

Dilutive Potential Common Shares            8,113,590            7,552,396       6,917,436

Net Earnings (Loss) Per Share

     Basic                               $    (0.03)         $      (0.53)      $     0.35

     Diluted                             $    (0.03)         $      (0.53)      $     0.32

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

Professional Fees
-------------------

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

                                          2001                   2000                 1999
                                          Restated
                                          See Note 2.
     Revenues                             -----------            ----                 ----
     --------
Company Tax and Financial Planning Offices:
---------------------------------------------
Tax Preparation Business and third
party direct mail services              $ 18,523,631          $ 17,144,810     $14,102,364
Financial Planning Business               41,734,630            31,457,053      18,247,671
                                         ----------             ----------      ----------
Total Company Tax and Financial Planning Offices
                                          60,258,261           48,601,863       32,350,035
Broker Dealer Operations                  80,694,750           65,529,892       23,969,457
e1040.com                                    791,621            1,156,640          203,180
Intercompany revenue                     (35,831,459)         (25,709,901)      (6,079,266)
                                          -----------         ------------      -----------
            Total revenue              $ 105,913,173          $89,578,494      $50,443,406

Income (loss) before taxes:
---------------------------

Income (loss) from operations:
--------------------------------
Company Tax and Financial Planning Offices$ (975,931)      $   (2,774,737)     $1,438,973
Broker Dealer Operations                   2,617,696            2,010,072       2,902,413
e1040.com                                   (658,790)          (6,023,662)       (544,535)
                                            ---------          -----------       ---------
 Total income (loss) from operations     $   982,975       $   (6,788,327)    $  3,796,851

Interest expense:
-------------------
Company Tax and Financial Planning Offices$ (831,009)      $     (439,245)    $   (100,312)
Broker Dealer Operations                    (552,332)            (475,284)        (177,893)
e1040.com                                    (19,869)             (15,606)          (2,756)
                                             -------               --------         ------
       Total interest expense           $ (1,403,210)      $     (930,135)    $   (280,961)

Interest income:
------------------
Company Tax and Financial Planning Offices $  12,802        $       92,692     $    121,141
Broker Dealer Operations                     210,544               138,853            7,900
e1040.com                                         -                     -                -
                                             -------               -------          -------
    Total interest income               $    223,346        $      231,545     $    129,041

Other income (expenses):
--------------------------
Company Tax and Financial Planning Offices$  640,900        $    1,159,512     $     23,348
Broker Dealer Operations                      37,250               167,313           32,864
e1040.com                                      3,764                     -                -
                                             -------             ---------           ------
   Total other income (expenses)        $    681,914        $    1,326,825     $     56,212

Income (loss) before taxes:
-----------------------------
Company Tax and Financial Planning Offices$(1,153,237)     $  (1,961,778)     $  1,483,149
Broker Dealer Operations                    2,313,158          1,840,953         2,765,284
e1040.com                                    (674,896)        (6,039,267)         (547,290)
                                            ---------         -----------        ---------
   Total Income (loss) before taxes       $   485,025       $  (6,160,092)    $  3,701,143

Depreciation and amortization:

Company Tax and Financial Planning Offices 1,831,026            1,356,476        1,014,324
Broker Dealer Operations                   1,082,397            1,023,457          399,976
e1040.com                                    243,206              128,562           27,088
                                           ---------            ---------         ---------
Total depreciation and amortization        3,156,629            2,508,495         1,441,388

Identifiable assets:
--------------------

Company Tax and Financial Planning Offices$45,772,431        $ 41,319,358      $32,863,991
Broker Dealer Operations                   23,787,300          22,826,533       20,893,702
e1040.com                                     821,864             736,613          323,726
Intercompany elimination                  (17,701,700)        (20,977,326)     (21,082,439)
                                           -----------        -----------       -----------
Total identifiable assets              $   52,679,895        $ 43,905,178     $ 32,998,980

Capital expenditures:
--------------------

Company Tax and Financial Planning Offices$1,234,618        $   2,211,389     $    699,498
Broker Dealer Operations                     397,006              574,136           51,896
e1040.com                                    300,121              517,130               -
                                           ---------            ---------           -------
 Total capital expenditures             $  1,931,745        $    3,302,655    $    751,394

 14. TAXES ON INCOME  (in thousands)
     -------------------------------

The provisions for income taxes and income tax benefits in the consolidated financial statements for the June 30 Fiscal years consist of the following:

                                        2001                 2000             1999
                                        Restated
Current:                                ----------           ----             ----
----------
Federal                               $  (11,000)         $(1,945,000)     $  1,292,165
State and local                          253,000              275,000          269,835
                                         --------           ---------          -------
Total current tax (benefit) provision $  242,000          $(1,670,000)     $  1,562,000
Deferred:                               --------           ---------         ---------
-----------
Federal                               $  437,000          $    11,000      $   (34,734)
State and local                           19,000             (488,000)          (7,266)
                                         -------             ---------         -------
Total deferred tax (benefit) provision   456,000             (477,000)         (42,000)
                                         -------             ---------        --------
Total income tax (benefit) provision  $  698,000          $(2,147,000)     $  1,520,000
                                       =========           ===========     ============

Deferred tax assets as of June 30, consist of the following:

                                          2001                2000             1999
                                          Restated
                                          -----------         ----             ----
Compensation expense recognized for
financial reporting purposes in
connection with common stock option grants$   46,000         $ 163,000        $ 152,000
Book amortization of intangibles in excess
of tax                                       422,000           274,000          225,000
Provision for bad debts                      125,000            36,000           36,000
Employees advances                          (385,000)                -                -
Installment gain                            (140,000)                -                -
Deferred rent                                (28,000)                -          (15,000)
Tax depreciation in excess of book          (178,000)         (175,000)        (157,000)
Marketable securities                         (2,000)                -           10,000
Software developments costs                 (292,000)          (96,000)               -
Investments accounted for under equity method(74,000)          (23,000)         (58,000)
Net operating loss carryforwards for federal
and state tax purposes                     1,273,000           491,000                -
                                           ----------          --------          ---------
 Total deferred tax assets-net             $ 767,000         $ 670,000         $ 193,000
                                          ==========           =========         =========

No valuation allowance has been established against the deferred tax assets because management believes that all of the deferred tax assets will be realized.

The Company has federal and state net operating loss carryforwards as of June 30, 2001 are $1,382,139 and $8,522,459, respectively, which will be carried forward and utilized in subsequent periods. If the Company experiences a change of ownership as defined by Internal Revenue Code section 382, use of the net operating loss may be limited.

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

A reconciliation of the federal statutory rate to the provision for income taxes is as follows:

Year ended June 30:

                                   2001                  2000              1999
                                   Restated
                                   See Note 2.
                                   ---------------     -------------  -------------
Federal income taxes (benefit)
computed at statutory rates      $ 165,000  34.0%  $(2,094,000) (34.0%) $1,257,000  34.0%

State and local taxes (benefit),
net of federal tax benefit          44,000   9.1%     (141,000)  (2.2%)    241,000   6.5%

Amortization of intangible assets
with no benefit                   378,000   77.9%      254,000    4.1%     145,000   3.9%

AMT credit disallowed per IRS exam and previously
benefited                        172,000  35.5%      (172,000)   (2.8%)         -     -

Income tax receivable not previously recognized
                                 (99,000)(20.4%)           -        -           -     -

     Other                       38,000   7.8%         6,000     0.0%    (123,000) (3.3)
                                --------  ------       -----     -----   ---------  -----
Total income tax
(benefit)/provision           $ 698,000   143.9%   $(2,147,000) (34.9%) $1,520,000  41.1%
                              =========   =====    ==========  ====== ==========  ======

15.  QUARTERLY FINANCIAL DATA
     -----------------------------------

                                                                         Per share
                                                                     weighted average
                       Income (loss)   Tax provision  Net (loss)
Fiscal Year:Revenue     before taxes   (benefit)      income           Basic     Diluted
  2001
  Restated
  See Note 2.

Q1       $ 21,339,780   $(2,178,774)  $ (769,107)   $(1,409,667)   $  (0.18)    $   (0.12)
Q2         19,449,289    (2,156,397)  (1,229,146)      (927,251)      (0.12)        (0.12)
Q3         32,731,106     2,928,346    1,653,441      1,274,905        0.15          0.15
Q4 (a)     32,392,998     1,891,850    1,042,576        849,274        0.10          0.10
                      --------------------------------------------------------------------
TOTAL    $105,913,173    $ 485,025   $  697,764     $   (212,739)
         ====================================================================

     2000
Q1       $12,736,729  $(2,854,804)  $(1,226,852)    $(1,627,952)  $  (0.22)      $  (0.22)
Q2        14,337,566   (2,629,952)   (1,124,176)     (1,505,776)     (0.20)         (0.20)
Q3        36,552,830       76,811        33,029          43,782       0.01           0.01
Q4        25,951,369     (752,147)      170,999        (923,146)     (0.12)         (0.12)
         --------------------------------------------------------------------
TOTAL    $89,578,494    $(6,160,092) $(2,147,000)   $(4,013,092)
         ====================================================================

    1999
Q1      $5,764,434     $  (207,571)   $ (85,104)    $ (122,467)   $ (0.02)      $  (0.02)
Q2       6,092,917        (127,891)     (52,435)       (75,456)     (0.01)         (0.01)
Q3      20,137,326       5,830,175    2,387,945      3,442,230       0.54           0.48
Q4      18,448,729      (1,793,570)    (730,406)    (1,063,164)     (0.15)         (0.15)
        -------------------------------------------------------------------
TOTAL  $50,443,406     $ 3,701,143  $  1,520,000   $ 2,181,143
        ===================================================================

(a) During the fourth quarter of Fiscal year 2001, the Company rescinded an acquisition resulting in approximately $600,000 of other income (see note 3).

EXHIBIT 21

Gilman + Ciocia, Inc. Subsidiaries

                                        State of
Name                                    Incorporation        Ownership
------                                  -----------          ---------

Asset & Financial Planning, Inc.         New York                100%
e1040.com, Inc.                          Delaware                100%
G+C Alco/Benco Inc.                      Delaware                100%
G+C Mortgage Line Inc.                   Delaware                100%
G+C Schlager & Associates Inc.           Delaware                100%
GTAX/Career Brokerage Inc.               Delaware                 50%
North Ridge Securities Corp.             New York                100%
North Shore Capital Management Corp.     New York                100%
Prime Financial Services, Inc.           Delaware                100%
Prime Capital Services, Inc.             New York                100%

EXHIBIT 23

Consent of Independent Public Accountants

        As independent public accountants, we hereby consent to the incorporation of our report dated September 28, 2001 included in this Form 10-K, into the Company's previously filed Registration Statement File No. 333-50089.




                                                 /s/ ARTHUR ANDERSEN, LLP

September 28, 2001
New York, NY