Form 10-Q/A
period 2001-12-31
GILMAN & CIOCIA INC
filed 2002-06-12
CIK 914142

================================================================================



                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------------


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

                                Gilman + Ciocia, Inc.
                              Consolidated Balance Sheets

                                     ASSETS       December 31, 2001  June 30, 2001
                                                  Restated           Restated
                                                  See Note 2.        See Note 2.
                                                  ----------------  ---------------
Cash and cash equivalents                         $   3,752,523        $   5,413,674
Marketable securities                                    26,486               55,933
Accounts receivable, net of allowance
     for doubtful accounts of     $312,009 and $291,000 as
     of December 31, 2001
     and June 30, 2001,respectively                   8,396,176           10,813,299
Receivables from officers, stockholders
  and employees, current portion
  net of allowance for uncollectables
   of $184,776 and $50,000 as of    December 31, 2001 and
    June 30, 2001, respectively                       1,265,353            1,379,378
Prepaid expenses and other current assets               451,965            1,228,359
Income taxes receivable                                 129,310              185,338
Deferred tax assets                                     262,000              170,275
                                                     ----------            ---------
                Total current assets                 14,283,813           19,246,256

Property and equipment, net of accumulated
        depreciation of $5,293,481 and $ 4,700,147
        as at December 31, 2001 and June 30, 2001,
        respectively                                  4,966,720            5,052,979
Goodwill                                              5,498,608            5,498,608
Other intangible assets, net of accumulated
       amortization of $4,767,541 and
      $4,056,379 as at December 31, 2001,
         and June 30, 2001, respectively             18,745,824           19,118,602
Deferred tax assets, net of current portion           5,013,000            1,709,160
Other assets net of allowance for doubtful
accounts of $115,196 and $103,525                     3,000,484            2,054,290
as of December 31, 2001 and
June 30, 2001, respectively                         -----------          -----------
Total assets                                        $51,508,449       $   52,679,895
                                                    -----------          -----------
                                                    -----------          -----------
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses             $   9,525,732       $    10,431,363
Long-term debt, current portion                       4,898,712             7,786,001
Deferred tax liability, current portion                 162,677               414,567
                                                  -------------      ----------------
               Total current liabilities             14,587,121            18,631,931

Long-term debt, net of current portion            $  10,382,712       $     5,425,928
Deferred tax liability, net of current
   portion                                              551,000               697,603
                                                ---------------       ---------------
         Total liabilities                           25,520,833           24,755,462
                                                ---------------      ---------------

COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS' EQUITY:
Preferred stock-$.001 par value-shares authorized
         100,000; none issued and outstanding                --                  --
Common stock-$.01 par value -shares
 authorized 20,000,000; 9,006,272 shares and
8,654,829 shares issued and outstanding as at
December 31, 2001 and June 30, 2001,
respectively                                             90,062              86,548
Paid-in capital                                      28,888,415           27,711,953
Retained earnings                                    (1,604,121)           1,560,027
                                                 ---------------      ---------------
                                                     27,374,356           29,358,528
Less-treasury stock, at cost                         (1,281,740)          (1,329,095)
Note receivable for shares sold                        (105,000)            (105,000)
                                                 ---------------      ---------------
            Total stockholders' equity               25,987,616           27,924,433
                                                 ---------------      ---------------
Total liabilities and stockholders' equity$          51,508,449      $    52,679,895
                                                 ----------------      ---------------
                                                 ----------------      ---------------

The accompanying notes are an integral part of these consolidated balance sheets.

                                      Gilman + Ciocia, Inc. and Subsidiaries
                                       Consolidated Statements of Operations

                    For the Three Months Ended        For the Six Months Ended
                    December 31,                      December 31,
                    2001            2000              2001            2000
                    Restated                          Restated
                    See Note 2.                       See Note 2.
                     ------          ------            ------          ------
Revenues:
Tax preparation fees $1,342,477    $1,375,119         $2,855,096      $2,664,142
Financial planning
     services        18,434,221   17,861,400         37,768,533       37,581,029
e1040.com                 2,148       18,402             23,972           65,309
Direct mail services          -      344,371            153,635          619,965
                 ---------------   -----------       ------------    -----------
Total revenues       19,778,846    19,599,292         40,801,236     40,930,445
                ---------------   -----------       ------------    -----------

Operating expenses:
Salaries and
  commissions        16,838,036    16,557,931         35,733,703      35,210,987
General and
 administrative
  expenses            2,597,050     2,225,541          5,190,874       4,292,868
Advertising             205,703       363,499            548,687         671,641
Brokerage fees &
  licenses              453,922       446,237            900,288         850,942
Rent                  1,538,028     1,227,770          2,940,966       2,396,340
Depreciation
  and amortization      850,593       744,275          1,653,359      1,468,685
                 --------------   -----------         -----------     ----------
Total operating
   expenses          22,483,332    21,565,253         46,967,877      44,891,463
                ---------------   -----------        -----------     -----------
Operating loss       (2,704,486)   (1,965,961)        (6,166,641)    (3,961,018)
                ---------------   -----------         -----------    -----------
 Other income /
   (expense):
Interest and
investment income        95,824        57,711            165,873        113,054
Interest expense       (512,428)     (338,829)          (979,858)      (592,535)
Other income             16,038        90,683             68,743        105,329
                 ----------------  ------------       ------------   -----------
Total other
  income (expense)     (400,566)     (190,435)          (745,242)     (374,152)
                 ----------------  ------------       ------------   -----------
Loss before income
  taxes benefit      (3,105,052)   (2,156,396)         (6,911,883)   (4,335,170)
Income taxes benefit (1,691,735)   (1,229,145)         (3,747,735)   (1,998,253)
                 ----------------  ------------       ------------   -----------
Net Loss            $(1,413,317)$   (927,251)      $  (3,164,148)   (2,336,917)
                ----------------  ------------       ------------   -----------
                ----------------  ------------       ------------   -----------
Net loss per share,
 basic and diluted  $     (0.16)$      (0.12)      $       (0.37)  $     (0.30)
Weighted average shares,
basic and diluted     8,567,958    7,917,859           8,481,892    7,860,754(a)

   The accompanying notes are an integral part of these consolidated statements.

                           Gilman + Ciocia, Inc. and Subsidiaries
                           Consolidated Statements of Cash Flows
                           For the Six Months Ended December 31,
                                         2001                   2000
                                       Restated
                                       See Note 2.
                                       ---------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                            $      (3,164,148)      $       (2,336,917)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation and amortization            1,524,796                 1,443,888
   Amortization of debt discount              128,563                    24,797
   Deferred tax benefit                    (3,747,735)               (1,998,253)
   Gain on sale of mailing services
        business                             (186,718)                       -
Gain on sale of building                      (31,297)                       -
   Amortization of deferred and other
        compensation expense                   90,465                   148,296
Loss on asset repurchase agreement            176,984                        -
Changes in:
   Net accounts receivable                  2,577,123                  (551,740)
   Prepaid expenses and other
        current assets                        212,053                   (81,351)
Other assets                                1,779,897                  (128,137)
   Accounts payable and accrued expenses   (1,205,983)                  242,307
   Income taxes receivable                      9,705                   650,679
   Increase in deferred tax asset          (2,376,168)                       -
                                       ---------------         -----------------
    Net cash used in operating activities  (4,212,463)               (2,586,431)
                                      ----------------         -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                         (458,085)                 (594,154)
Cash payments for acquisitions               (216,250)                 (303,944)
Proceeds on sale of building                  106,370                         -
Proceeds on sale of mailing services          347,000                         -
Proceeds on asset purchase agreement          342,580                         -
Marketable securities                          29,447                    61,602
Loan repayments from officers,
      stockholders and employees              446,379                  (483,534)
                                      ----------------         -----------------
 Net cash (used in)investing activities       597,441                (1,320,030)
                                      ----------------         -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of treasury stock                 (72,476)                 (648,503)
Reissuance of treasury stock                  151,429                     1,025
Proceeds from exercise of options               9,625                         -
Proceeds from bank and other loans          8,470,000                11,173,175
Payments of bank and capital
    lease obligations                      (6,604,707)               (7,349,728)
                                      ----------------         -----------------
 Net cash provided by financing activities  1,953,871                 3,175,969
                                      ----------------         -----------------
        Net decrease in cash               (1,661,151)                 (730,492)

CASH, and cash equivalents
 at beginning of period                     5,413,674                 4,561,293
                                      ----------------         -----------------
CASH, and cash equivalents
 at end of period                    $      3,752,523        $        3,830,801
                                      ----------------         -----------------
                                      ----------------         -----------------

  The accompanying notes are an integral part of these consolidated statements.

                                Gilman + Ciocia, Inc. and Subsidiaries
                                Consolidated Statements Of Cash Flows-Continued For the Six Months Ended December 31,
                                          2001                  2000
                                       Restated
                                       See Note 2.
                                       ----------------         ----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest                              $     1,130,669         $         529,780
Income taxes                                  146,165                    73,569

Noncash transactions:

Re-issuance of treasury stock at fair value   119,831                        -
Issuance of common stock as consideration
 in business combination                      936,464                 2,013,382
Capital leases                                325,795                        -
Issuance of common stock upon loan obligation 300,000                        -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Details of business combinations:
Fair value of assets acquired          $    1,456,750          $      2,317,326
Less: Liabilities assumed                    (306,927)                        -
         Less: Stock issued                  (933,573)               (2,013,382)
                                      ----------------        ------------------
Cash paid for acquisitions             $       216,250          $        303,944
                                      ----------------        ------------------
                                      ----------------        ------------------

  The accompanying notes are an integral part of these consolidated statements.

                              Gilman + Ciocia, Inc. and Subsidiaries
                              Consolidated Statements of Stockholders' Equity For the three months ended December 31, 2001

                                                                                            Note
                                                                                            Receivable      Total
                     Common Stock            Paid-In       Retained    Treasury Stock       For Shares   Stockholders'
                     Shares        Amount    Capital       Earnings    Shares Amount        Sold           Equity
                                                           Restated
                                                           See Note 2.
                    --------------------------------------------------------------------------------
Balance at
July 1, 2001         8,654,829     $86,548  $27,711,953 $1,560,027   337,519  $(1,329,095)  $ (105,000)  $27,924,433

Re-issuance of treasury stock
to employee stock purchase plan                  54,534              (54,368)     119,831                    174,365

Issuance of common stock on
exercise of stock options
                         3,500         35         9,590                                                        9,625

Issuance of common stock
upon business combinations
                       289,119      2,891       933,573                                                      936,464

Issuance of common stock
under loan obligation
                      100,000        1,000     299,000                                                       300,000

Rescindent of
acquisition           (41,176)        (412)  (120,235)                                                      (120,647)

Shares from employee
stock purchase plan
returned to treasury                                                     22,701  (72,476)                    (72,476)

Net loss                                                    (3,164,148)                                   (3,164,148)
                                ---------------------------------------------------------------------------------------------------
Total comprehensive income                                  (3,164,148)                                   (3,164,148)
                                ---------------------------------------------------------------------------------------------------
Balance at
December31, 2001    9,006,272    $90,062 $28,888,415      $(1,604,121)  305,852 $(1,281,740)  $(105,000) $25,987,616
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

2.  SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES

The Consolidated Balance Sheet as of December 31, 2001, the Consolidated Statements of Operations for the three and six months ended December 31, 2001 and 2000, and the Consolidated Statements of Cash Flows for the six months ended December 31, 2001 and 2000 have been prepared by the Company. In the opinion of management, the condensed consolidated financial statements include all adjustments consisting of only normal recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows at December 31, 2001 and for all periods presented. Reclassifications have been made to prior year amounts to conform with the current year presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2001 Annual Report on Form 10-K/A filed on June 12, 2002.

Operating revenues are seasonal in nature with peak revenues occurring in the months of January through April. Thus, this quarter's three-month and nine-month results include seasonal revenues but are not indicative of results to be expected for the entire year.

The consolidated financial statements and the related notes thereto as of December 31, 2001 and for the three and six month period ended December 31, 2001 have been restated to correct an understatement error of $1,188,084 in the previously reported Revenue amount as indicated below. Certain balance sheet amounts were also reclassified to conform with June 30, 2001 presentation.

The restated consolidated financial statements as of December 31, 2001 and the three and six months ended December 31, 2001 have not been reviewed pursuant to SEC release Nos. 33-8070, 34-45590.

Financial planning services revenue totaling $1,188,084 was incorrectly reflected on the Company's balance sheet as advances from a wholly owned subsidiary.

For the three months ended December 31, 2001


                                           As previously       As
                                             reported       restated
                                           -------------  -------------
Balance Sheet:
  Deferred Tax Assets
                                              4,656,000        262,000
  Deferred Tax Assets, Net of Current
                                              1,014,000      5,013,000
  Other Assets
                                              1,812,400      3,000,484
  Retained Earnings (Deficit)
                                            (1,797,205)     (1,604,121)
Statement of Operations:
  Financial Planning Services               17,246,137     18,434,221
  Income Taxes (Benefit)
                                            (2,335,735)    (1,691,735)
  Net Income
                                            (1,957,401)    (1,413,317)
  Net Income Per Share:
    Basic                                       ($0.23)        ($0.16)
    Diluted                                     ($0.23)        ($0.16)



For the six months ended December 31, 2001


                                           As previously       As
                                             reported       restated
                                           -------------  -------------
Balance Sheet:
  Deferred Tax Assets
                                              4,656,000        262,000
  Deferred Tax Assets, Net of Current
                                              1,014,000      5,013,000
  Other Assets
                                              1,812,400      3,000,484
  Retained Earnings (Deficit)
                                            (1,797,205)    (1,604,121)
Statement of Operations:
  Financial Planning Services               36,580,449     37,768,533
  Income Taxes (Benefit)
                                            (4,391,735)    (3,747,735)
  Net Income
                                            (3,708,232)    (3,164,147)
  Net Income Per Share:
    Basic                                       ($0.44)        ($0.37)
    Diluted                                     ($0.44)        ($0.37)

Retained earnings as of April 1, 2002 has been increased by $193,084 for the effect of the restatements on prior periods.

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

For the three months ended December 31     For the six months ended December 31,

                 2001             2000                2001             2000
               -------------   --------------   --------------    --------------
Goodwill
amortization  $          -   $    (82,807)    $           -     $    (165,614)
               -------------  --------------    --------------    --------------
               -------------  --------------    --------------    --------------
Reported net
  loss        $ (1,413,317)   $    (927,251)   $  (3,164,148)    $  (2,336,917)
Add back:
Goodwill
amortization          -              82,807                -           165,614
               -------------   --------------   --------------    --------------
Adjusted net
  Loss        $ (1,413,317)   $    (844,444)   $  (3,164,148)    $  (2,171,303)
              --------------    --------------  -------------    --------------
              --------------    --------------  -------------    --------------
Basic and diluted earnings per share:
Reported net loss $ (0.16)   $       (0.12)    $       (0.37)    $      (0.30)
Add back:
Goodwill
amortization            -             0.01                 -             0.02
               -------------  --------------  --------------      --------------
Adjusted net loss $ (0.16)   $       (0.11)    $       (0.37)    $      (0.28)
               -------------  --------------  --------------      --------------
               -------------   --------------

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

The following table sets forth information covering the Company's operations by reportable segment as of and for the quarters ended December 31, 2001 and 2000 and for the six months ended December 31, 2001 and 2000:

SEGMENT REPORTING:
------------------
              Quarter Ended December 31,        Six Months Ended December 31,
Revenues:             2001              2000             2001              2000
               ------------    --------------   --------------      ------------
Company Tax Offices
Tax Preparation Business and
Third Party Direct
Mail Services $  1,342,477      $  1,719,490     $   3,008,732      $  3,284,107
Financial Planning
Business        11,054,699         9,064,416        21,206,312        18,418,859
              -------------     ------------      -------------      -----------
Total Company
Tax Offices     12,397,176        10,783,906        24,215,044        21,702,966
Broker Dealer
 Operations     17,011,368        16,950,608        35,435,790       36,183,156
e1040.com            2,148            18,402            23,972           65,309
Intercompany
 revenue        (9,631,845)       (8,153,624)      (18,873,570)     (17,020,986)
             --------------     -------------    --------------    -------------
Total revenue $ 19,778,846      $ 19,599,292     $  40,801,236     $ 40,930,445
             --------------     -------------    --------------    -------------
Income (loss) from operations:
-----------------------------
Company Tax
 Offices     $ (2,140,955)     $ (2,051,025)     $ (5,993,481)     $ (3,916,121)
Broker Dealer
 Operations      (329,617)          326,645           394,758           319,600
 e1040.com       (233,914)         (241,581)         (567,918)         (364,497)
               --------------  --------------     --------------  --------------
Total income
(loss) from
operations  $ (2,704,486)      $ (1,965,961)     $ (6,166,641)     $ (3,961,018)
               --------------  --------------     --------------  --------------
Interest expense:
-----------------
Company Tax
  Offices   $   (341,818)      $   (209,501)     $   (653,404)     $   (363,482)
Broker Dealer
 Operations     (165,766)          (125,126)         (317,189)         (221,762)
e1040.com        (4,844)             (4,202)           (9,265)           (7,291)
              --------------   --------------    --------------    -------------
Total interest
expense     $   (512,428)      $   (338,829)     $   (979,858)     $   (592,535)
              --------------   --------------    --------------     ------------
Interest
income:
Company Tax
 Offices  $     22,456        $      2,987        $     41,465      $     4,064

Broker Dealer
Operations      65,827              54,724             117,510          108,990
e1040.com            -                   -                   -                -
             --------------        --------------      -------------  ----------
Total interest
  income   $    88,283        $     57,711        $    158,975      $    113,054
             --------------       --------------      -------------  -----------
Other income (expenses):
------------------------
Company Tax
 Offices   $    23,583        $     16,406        $     75,321      $     40,353
Broker Dealer
Operations         (4)              74,254                 (4)            64,953
e1040.com           -                   23                 324                23
          --------------        --------------      -------------     ----------
Total other
income
(expenses)$     23,579        $     90,683        $     75,641      $    105,328
         --------------        --------------      -------------     -----------
Income (loss) before taxes:
----------------------------
Company Tax
 Offices  $ (2,436,734)       $ (2,241,133)       $ (6,530,222)     $(4,235,186)
Broker Dealer
Operations    (429,560)            330,498             195,194          271,781
e1040.com     (238,758)           (245,760)           (576,855)        (371,765)
           --------------        --------------      -------------    ----------
Total
income
(loss) before
taxes     $ (3,105,052)       $ (2,156,396)       $ (6,911,883)     $(4,335,170)
          --------------        --------------      -------------     ----------
Depreciation and amortization:
------------------------------
Company Tax
 Offices  $    540,779        $    427,400        $  1,038,475      $    845,650
Broker Dealer
Operations     223,402             268,058             442,058           532,897
e1040.com       86,412              48,817             172,826            90,138
          --------------      ---------------     ------------      ------------
Total depreciation
and
amortization$  850,593        $    744,275        $  1,653,359      $  1,468,685
         --------------        ---------------     ------------      -----------
Identifiable assets:
---------------------
Company Tax
 Offices    $ 49,307,699      $ 40,215,571        $ 49,307,699      $ 40,215,571
Broker Dealer
Operations    21,420,549        22,205,824          21,420,549        22,205,824
e1040.com        687,520           814,477             687,520           814,477
Intercompany
elimination  (19,907,319)      (16,162,207)        (19,907,319)     (16,162,207)
           --------------   ---------------      -------------     -------------
Total
identifiable
assets     $ 51,508,449       $ 47,073,666        $ 51,508,449      $ 47,073,666
          --------------   ---------------       -------------     -------------
Capital expenditures:
--------------------
Company Tax
 Offices   $     6,575        $    183,358        $    198,103      $    313,708
Broker Dealer
Operations     160,121              66,929             259,982            95,603
e1040.com            -             129,166                   -           184,843
          --------------        ---------------     ------------      ----------
Total capital
expenditures$  166,696        $    379,453        $    458,085      $    594,154
          --------------        ----------------     ------------      ---------

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

         The restated consolidated financial statements and the related notes thereto as of December 31, 2001 and for the three and six month period ended December 31, 2001 were prepared exclusively by management of the Company and are presented herein as unreviewed by the Company's independent auditors, but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist of solely non-recurring accruals.

         These financial statements have not been subjected to the SAS 71 review pursuant to SEC release Nos. 33,8070 and 34-45590.For the three months and six months ended December 31, 2001 and 2000, compared.

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

Results of Operations

         The Company's revenues for the three months ended December 31, 2001 were $19,778,846 compared to $19,599,292 for the three months ended December 31, 2000, an increase of $179,554 or 1%. Revenues for the six months ended December 31, 2001 were $40,801,236 compared to $40,930,445 for the six months ended December 31, 2000, an decrease of $129,209 or 0.3%.
The reduction in third party direct mail business of $344,371 for the three months ended December 31, 2001 and $466,330 for the six months ended December 31, 2001 resulted from the sale of the Progressive Mailing division in September of Fiscal 2002. e1040.com decreased $16,254 and $41,337 for the three and six months ended December 31, 2001, respectively. Tax preparation fees decreased $32,642 in the three months ended December 31, 2001 but increased $190,954 in the six month ended December 31, 2001 from the inclusion of the nine acquisitions made in Fiscal 2001 and one in Fiscal 2002.

        The Company's total revenues for the three months ended December 31, 2001 consisted of $1,342,477 for tax preparation/accounting services, $18,434,221 for financial planning services and $2,148 for e1040.com. For the six months ended December 31, 2001 total revenues consisted of $2,855,096 for tax preparation/accounting services, $37,768,533 for financial planning services, $23,972 for e1040.com and $153,635 for third party direct mail services. Tax preparation services represented 7% of the Company's total revenues for the quarter and six month period ending December 31, 2001. Financial planning services represented 93% of the Company's total revenues for the three months and six months ended December 31, 2001. The Company's total revenues for the three months ended December 31, 2000 consisted of $1,375,119 for tax preparation/accounting services and $17,861,400 for financial planning services, $18,402 for e1040.com and $344,371 for third party direct mail services. For the six months ended December 31, 2000 total revenues consisted of $2,664,142 for tax preparation/accounting services and $37,581,029 for financial planning services, $65,309 for e1040.com and $619,695 for third party direct mail services. Tax preparation services represented 7% and financial planning services represented 92% of the Company's total revenues for the quarter and six month period ending December 31, 2000. Third party direct mail services represented 1% and 2% of the Company's total revenues for the three and six months ended December 31, 2000, respectively.

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

         The Company's loss from operations for the three months ending December 31, 2001 was $2,704,486 as compared to a loss of $1,965,961 for the three months ended December 31, 2000, an increased loss of $738,525 or 38%. For the six months ended December 31, 2001 the increased loss was $2,205,623 or 56%, to $6,166,641 from $3,961,018 in the six months ended December 31, 2000. Of this increase, $299,753 or 14% was attributed to acquisitions made in Fiscal 2001 and the first quarter of Fiscal 2002, $487,021 or 22% was from adding the Company's telemarketing center, $896,269 or 41% from e1040.com and $206,501 or 9% from Progressive Mailing, the Company's division sold in September 2001.

         The Company's loss before income tax benefit for the three months ended December 31, 2001 was $3,105,052 compared to $2,156,396 for the three months ended December 31, 2000, an increase loss of $1,160,036 or 125%. For the six months ended December 31, 2001 the increase loss was $2,576,713, or 59%, to $6,911,883 from $4,335,170 in the six months ended December 31, 2000. This six month increase loss was attributed to the operating losses highlighted above and an increase in interest expense of $387,323 or 65% in the six months ended December 31, 2001 to $979,858, from $592,535 in the six months ended December 31, 2000. The increased interest expense is the result of a higher debt level in Fiscal 2001 over Fiscal 2000 as well as from the $131,844 amortization of the debt discount relating to the Traveler's warrants. Offsetting the increase expense was an increase in other income for the six months ended December 31, 2001 of $52,819 to $165,873, from $113,054 in the six months ended December 31, 2000. The increase in other income is primarily the result of a $31,297 gain in the disposal of a building owned by the Company, a $186,718 gain on the sale of the Company's Progressive Mailing division, offset by a loss of $176,984 on the rescission of an acquisition contract.

         The Company's loss after income tax benefit for the three months ended December 31, 2001 was $1,413,317 compared to $927,251 for the three months ended December 31, 2000. For the six months ended December 31, 2001 the increase loss was $27,231 or 35%, to $3,164,148 from $2,336,917 in the six months ended
December 31, 2000. This increased loss was attributed to the operating losses analyzed above but offset from an increase to the Company's effective tax rate to 54% for the six months ended December 31, 2001 compared to a 46% for the six months ended December 31, 2000, which increased the Company's income tax benefit in the current period. The Company's effective tax rate differs from the statutory rate because of the amortization of other intangible assets not being deductible for income tax purposes, as well as the inclusion of state income taxes and benefits.

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

         The Company's cash flows used in operating activities totaled $4,212,463 and $2,586,431 for the six months ended December 31, 2001 and 2000, respectively. The increase of $1,626,032 in cash used is due primarily to an increase in net loss of $2,309,701 to $4,646,618 in December 31, 2001 from $2,336,917 in December 31, 2000, an increase in income tax receivable of $640,974, an increase in other assets of $1,908,034, a gain recognized in the sale of Progressive Mailing of $186,718, a gain on sale of building of $31,297, an increase in deferred tax benefit of $267,012 and a decrease in accounts payable and accrued expenses of $1,448,290. These increases in cash flow used in operating activities were offset by an increase in the amortization of debt discount of $103 766, an increase in depreciation and amortization expense of $80,908, a loss on the rescission of an acquisition contract of $176,984, and a decrease in accounts receivable of $3,128,863.

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

         NOW, THEREFORE, intending to be legally bound, all of the parties hereto agree as follows:

I.DEFINITIONS

         SECTION 1.01.              Definitions. As used herein, the following
                                    ----------
words and terms shall have the following meanings

          "Account Receivable" shall mean any and all rights of a Person to payment for goods sold or leased or for services rendered, including accounts, contract rights, general intangibles and any such rights evidenced by chattel paper, instruments or documents, whether due or to become due and whether or not it has been earned by performance, and whether now or hereafter acquired or arising in the future and any proceeds arising therefrom or relating thereto.

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

                (i)     Intentionally omitted.
                        ----------------------

                (j)      Cash Collateralization. If an undrawn (in whole or
                        -------------------------
in part) Letter of Credit shall be outstanding as of the last day of the Availability Period or if any Event of Default shall occur and be continuing while a Letter of Credit is outstanding, on the Business Day that the Borrower receives notice from the Bank demanding the deposit of cash collateral pursuant to this paragraph, the Borrower shall deposit in an account with the Bank, in the name of the Bank, an amount in cash equal to the LC Exposure as of such date plus any accrued and unpaid interest thereon; provided that the obligation to deposit such cash collateral shall become effective immediately, and such deposit shall become immediately due and payable, without demand or other notice of any kind, upon the occurrence of any Event of Default with respect to any Obligor described in clause (g) or (h) of Section 7.0 I. Such deposit shall be held by the Bank as collateral for the payment and performance of any obligations of the Obligors under this Agreement. The Bank shall have exclusive dominion and control, including the exclusive right of withdrawal, over such account. Other than any interest earned on the investment of such deposits, which investments shall be made at the option and sole discretion of the Bank and at the Borrower's risk and expense, such deposits shall not bear interest. Interest or profits, if any, on such investments shall accumulate in such account. Moneys in such account shall be applied by the Bank to reimburse LC Disbursements for which it has not been reimbursed and, to the extent not so applied, shall be held for the satisfaction of the reimbursement obligations of the Borrower for the LC Exposure at such time or, if the maturity of the Loans has been accelerated, be applied to satisfy any other obligations of the Obligors under this Agreement.

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

         Section 3.02.               Authorization of Borrowing, etc.
                                     --------------------------------
The execution, delivery and performance by each Obligor of this Agreement and the other Loan Documents to which it is a party, the grants of Collateral, the guaranties of the Original Corporate Guarantors, and the borrowings made by the Borrower as contemplated hereunder, have been duly authorized by all requisite corporate action. The execution and delivery of this Agreement and the other Loan Documents by each Obligor (as applicable) will not violate (i) any provision of law or any governmental rule or regulation applicable to the Borrower, Prime, North Ridge or any Corporate Guarantor, including any net capital requirement affecting Prime or North Ridge and any provision of the Investment Advisers Act of 1940 affecting AFP, or the organizational documents of the Borrower, Prime, North Ridge or any Corporate Guarantor, or (ii) any order of any court or Governmental Authority binding on any Obligor, or any indenture, agreement or other instrument to which any Obligor is a party, or by which any Obligor, or any of its respective properties is bound, and will not be in conflict with, result in a breach of or constitute (with due notice and/or lapse of time) a default under any such indenture, agreement or other instrument, or result in the creation or imposition of any Lien of any nature whatsoever upon any of the property or assets of any Obligor other than as permitted by this Agreement. Each of this Agreement and the other Loan Documents, and all other documents, certificates or instruments related thereto are legal, valid and binding and enforceable against each of the Obligors, as applicable, in accordance with their terms.

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

          SECTION 3.06.             Investigations; Litigation.
                                    ---------------------------
There are no actions, suits, proceedings or investigations (whether or not purportedly against or on behalf of any Obligor) pending or, to the knowledge of any Obligor, threatened against or affecting any Obligor at law or in equity or before or by any Governmental Authority ("Actions"), which involve any of the Transactions or any other transactions contemplated by any of the Loan Documents or the Travelers Subordinated Loan Documents, or which, if adversely determined against any Obligor or any other Person would be likely to result in a Material Adverse Effect, and no Obligor is in default with respect to any judgment, writ, injunction, decree, rule or regulation of any court or Governmental Authority (including, but not limited to, the SEC, the NASD or the New York State Department of Labor), which would be likely to have a Material Adverse Effect.
Schedule 3.06 hereto sets forth a true and accurate description of each pending or threatened Action. Unless otherwise indicated on Schedule ~ hereto, the Borrower, Prime, North Ridge and the Original Corporate Guarantors have established adequate reserves in respect of each such Action involving any of them, which reserves are reflected on the financial statements referred to in
Section 3.03(a).

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

         SECTION 3.10.  Governmental and Third-Party Approval; Licenses.
                        -------------------------------------------------
Except as set forth on Schedule 3.10, no registration with or consent or approval of, or other action by, any Governmental Authority or any other Person is required in connection with (i) the execution, delivery and performance of this Agreement and the other Loan Documents by any Obligor (including the grant of a first priority security interest (subject only to Permitted Encumbrances) in the Collateral thereunder), (ii) the borrowings with respect to the Loans, or
(iii) the credit extended under the Letters of Credit. Each Obligor possesses all licenses, permits, certificates, approvals and the like ("Licenses") necessary for the lawful operation of its businesses. All such Licenses are in full force and effect and, to the knowledge of the Obligors, there exists no threat of a revocation or suspension of any of the Licenses.

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

                  (g)      Good Standing Certificates, Organizational
                           ------------------------------------------
Documents, Consents, etc.
---------------------------
Corporate good standing certificates for the Borrower, Prime, North Ridge, Prime Management, North Management and AFP, certified copies of all organization documents of each of them, and any amendments thereto, and true copies of any documents evidencing all necessary third-party consents and governmental approvals (if any) required for the execution, delivery and performance by the Obligors of this Agreement and the other Loan Documents.

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

                 (d)     Confirmatory Certificate. If requested by the Bank,
                         -------------------------
the Bank shall have received a certificate dated the date of such requested Loan or Letter of Credit (or amendment, renewal or extension thereof) and signed by the Chief Financial Officer of the Borrower as to the matters set out in Sections 4.02(a), (b) and (c) (it being understood that each request by the Borrower for the making of a Loan or the issuance, renewal, amendment or extension of a Letter of Credit shall be deemed to constitute a warranty by the Borrower that the conditions precedent set forth in Section 4.01 and Sections 4.02(a), (b) and (c) will be satisfied at the time of the making of such Loan or the issuance, renewal, amendment or extension of such Letter of Credit), together with such other documents, if any, as the Bank may reasonably request in support thereof.

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

                  (b) Within 45 days after the end of each fiscal quarter of each fiscal year of the Borrower, each Broker/Dealer and each Corporate Guarantor, a consolidated and consolidating balance sheet of the Borrower and its Subsidiaries (including Prime and North Ridge) as of the end of such quarter and a consolidated and consolidating income statement and ;statement of cash flow of the Borrower and its Subsidiaries (including Prime and North Ridge) for such quarter and the portion of the fiscal year through such date, together with all supporting schedules, setting forth in each case in comparative form the figures for the corresponding period or periods of (or in the case of the balance sheet, as of the end of) the previous fiscal year, which statements shall be prepared in such detail so as to include all data required to calculate compliance with Sections 6.11,6.12. and 6.13, all compiled by the Chief Financial Officer of the Borrower, the Broker/Dealers and the Corporate Guarantors or by the Auditor and certified by such Chief Financial Officer, and prepared in accordance with Generally Accepted Accounting Principles; provided, however, that the accurancy of such statements with respect to the fourth fiscal quarter of any fiscal year will be subject to the effect of any subsequent audit and related year end adjustments;

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

         SECTION 5.11.              Licenses;    Intellectual    Property.
                                    -----------  --------------  ----------
Maintain all Licenses necessary for the lawful operation of the businesses of the Borrower, the Broker/Dealers and the Corporate Guarantors, and promptly notify the Bank upon becoming aware of any revocation or suspension or the existence of any threat of a revocation or suspension of any Licenses. Notify the Bank in writing of the acquisition by any Obligor of any material Intellectual Property within three Business Days after the acquisition thereof, and execute any agreements or other documents requested by the Bank to secure and/or perfect the Bank's first priority lien in such Intellectual Property or in any Intellectual Property owned by any of them on the Effective Date, including one or more Trademark Security Agreements.

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

        SECTION 6.02.              Sale of Assets, Consolidation, Merger. etc.
                                  --------------------------------------------
Without the prior written consent of the Bank: (i) dissolve itself or liquidate its assets; (ii)sell, lease, transfer or otherwise dispose of any of its properties or assets, whether or not pursuant to an order of a Governmental Authority, except as permitted under the Security Agreement; (iii) consolidate with, acquire any Person or merge into any Person or permit a Person to merge into it or to acquire it, except that the Borrower and the Corporate Guarantors (but not a Broker/Dealer) may engage in the activities described in (iii) if (in each such case) the Borrower or the applicable Corporate Guarantor shall survive any such event, and in the case of an acquisition, the same shall be made in the ordinary course of business, not cause the breach of any other covenant in this Agreement (including Section 5.10)and not be likely to have a Material Adverse Effect; (iv) acquire all or substantially all of the property or assets of, or a Controlling interest in, any other Person, except that the Borrower and the Corporate Guarantors (but not a Broker/Dealer) may engage in the activities described in (iv) if the same is done in the ordinary course of business and provided that any such acquisition shall not cause the breach of any other covenant in this Agreement (including Section 5.10) and not be likely to have a Material Adverse Effect; or (v) create any Subsidiary. The Bank agrees that with respect to an acquired Broker/Dealer Subsidiary, the amount guaranteed under the applicable Guaranty of Payment made pursuant to Section 5.10 shall be determined by the Bank, in its good faith discretion after consultation with the Borrower, taking into account net capital and related requirements imposed on brokers or dealers of securities by the SEC, NASD and other securities industry regulatory authorities. The Bank further agrees that it shall not unreasonably withhold its consent to the creation of a Subsidiary (except for a Subsidiary of a Broker/Dealer, where such consent may be withheld for any reason or for no reason), provided that (x) such Subsidiary becomes a "Guarantor" pursuant to and in accordance with Section 5.10, (y) in the case of new Broker/Dealer Guarantor, the amount guaranteed under the applicable Guaranty of Payment is acceptable to the Bank, and (z) Section 5.10 is otherwise complied with in full with respect to such Subsidiary.

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

        SECTION 6.20.  Intentionally omitted.
                       ----------------------

        SECTION 6.21.  Amendments to Organizational Documents. Change its name
                       ---------------------------------------
or otherwise permit its by-laws or certificate of incorporation (or equivalent) to be amended in any way, without the Bank's prior written consent, which consent will not be unreasonably withheld.

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

                  (f) default shall occur in the due observance or performance of (i) any affirmative covenant of any Obligor under any of Sections 5.01,5.02,5.03(g),(h),(i) or (j), 5.04 through 5.12 or Section 5.15 through 5.20 and the continuance of such default for 20 days after notice thereof to such Obligor from the Bank (except with respect to a default for such 20 day period under any of Sections 5.05,5.06,5.07,5.08,5.10,5.18,5.19 or 5.20 as to which no notice shall be required); or (ii) any other covenant, condition or agreement (other than the agreements, obligations and covenants referred to in items (a), (b) or (c) of this Section 7.01) of any Obligor to be performed pursuant to any covenant (including those in Article VI and Section 5.21)or other provision of this Agreement;

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

                  (I) any Obligor shall generally suspend its normal business activities without the prior written consent of the Bank; or

                  (m) any Change in Control shall have occurred without the Bank's express written approval, in the opinion of the Bank; then, and in every such event (other than an event described in clause (g) or (h) of this Section 7.0 1 ), and at any time thereafter during the continuance of such event, the Bank may, by notice to the Obligors, take any or all of the following actions, at the same or different times: (i) terminate the Commitment, and thereupon the Commitment shall terminate immediately, (ii) declare the Loans then outstanding to be due and payable in whole (or in part, in which case any principal not so declared to be due and payable may thereafter be declared to be due and payable), and thereupon the principal of the Loans so declared to be due and payable, together with accrued interest thereon and all fees and other obligations of the Obligors accrued hereunder, shall become due and payable immediately, without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Obligors, (iii) require cash collateral pursuant to Section 2.040), and (iv) exercise all of its rights as a secured party under the Collateral Documents and/or otherwise as permitted by law; and in case of any event described in clause (g) or (h) of this Section 7.01, the Commitment shall automatically terminate, the principal of the Loans then outstanding, together with accrued interest thereon and all fees and other obligations of the Obligors accrued hereunder, as well as the cash collateral required under Section 2.040), shall automatically become due and payable, without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Obligors, and the Bank shall be permitted to exercise all of its rights as a secured party under the Collateral Documents and/or otherwise as permitted by law.

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

        SECTION 9.02.   Waivers; Amendments.
                        --------------------
                  (a) No failure or delay by the Bank in exercising any right or power hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such a right or power, preclude any other or further exercise thereof or the exercise of any other right or power. The rights and remedies of the Bank hereunder and under the other Loan Documents are cumulative and are not exclusive of any rights or remedies that they would otherwise have. No waiver of any provision of this Agreement or consent to any departure therefrom shall in any event be effective unless the same shall be permitted by paragraph (b ) of this Section 9.02, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. Without limiting the generality of the foregoing, the making of a Loan or issuance of a Letter of Credit shall not be construed as a waiver of any Event of Default or Unmatured Event of Default, regardless of whether the Bank may have had notice or knowledge of such Event of Default or Unmatured Event of Default at the time.

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

                  (b) The Obligors jointly and severally agree to indemnify the Bank and each Related Party of the Bank (each such Person being called an "Indemnitee") against, and hold each Indemnitee harmless from, any and all losses, claims, damages, liabilities and related expenses, including the fees, charges and disbursements of any counsel for any Indemnitee and settlement costs, incurred by or asserted against any Indemnitee arising out of, in connection with, or as a result of (i) the execution or delivery of this Agreement, the other Loan Documents or any agreement or instrument contemplated hereby, the performance by the parties hereto and thereto of their respective obligations hereunder or thereunder or the consummation of the Transactions or any other transactions contemplated hereby or thereby, (ii) any Loan or Letter of Credit or the use of the proceeds therefrom (including any refusal by the Bank to honor a demand for payment under a Letter of Credit if the documents presented in connection with such demand do not strictly comply with the terms of such Letter of Credit), (iii) any actual or alleged presence or release of Hazardous Materials on or from any property owned or operated by any Obligor or any Affiliate of any Obligor, or any Environmental Liability related in any way to any Obligor or any Affiliate of any Obligor; or (iv) any actual or prospective claim, litigation, investigation or proceeding relating to any of the foregoing, whether based on contract, tort or any other theory and regardless of whether any Indemnitee is a party thereto; provided that such indemnity shall not, as to any Indemnitee, be available to the extent that such losses, claims, damages, liabilities or related expenses (are determined by a court of competent jurisdiction by final and nonappealable judgment to have) resulted from the gross negligence or willful misconduct of such Indemnitee.

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

                (b)   Intentionally omitted.
                      ----------------------

                (c)   Intentionally omitted.
                      ----------------------

                (d)   Intentionally omitted.
                      ----------------------

                (e)   Intentionally omitted.
                      ----------------------

                (f) The Bank may, without the consent of or notice to any Obligor, sell participations to one or more banks or other Persons (a "Participant") in all or a portion of the Bank's rights and obligations under this Agreement (including all or a portion of the Commitment, Letters of Credit and the Loans); provided that (i) the Bank's obligations under this Agreement shall remain unchanged, (ii) the Bank shall remain solely responsible to the
       other parties hereto for the performance of such obligations, and (iii)
the Borrower shall continue to deal solely and directly with the Bank in connection with the Bank's rights and obligations under this Agreement. Any agreement or instrument pursuant to which the Bank sells such a participation shall provide that the Bank shall retain the sole right to enforce this Agreement and to approve any amendment, modification or waiver of any provision of this Agreement.

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

        SECTION 9.05.         Survival.      All covenants, agreements,
                              ---------
representations and warranties made by the Obligors herein and in the other Loan Documents, and in the certificates or other instruments delivered in connection with or pursuant to this Agreement and the other Loan Documents, shall be considered to have been relied upon by the other parties hereto and shall survive the execution and delivery of this Agreement and the other Loan Documents and the making of any Loans and issuance of any Letters of Credit, regardless of any investigation made by any such other party or on its behalf and notwithstanding that the Bank may have had notice or knowledge of any Event of Default or Unmatured Event of Default or incorrect representation or warranty at the time any credit is extended hereunder, and shall continue in full force and effect so long as the principal of or any accrued interest on any Loan or any fee or any other amount payable under this Agreement or the other Loan Documents is outstanding and unpaid or any Letter of Credit is outstanding and so long as the Commitment has not expired or terminated. The provisions of Sections 2.13.2.14.2.15 and 9.03 shall survive and remain in full force and effect regardless of the consummation of the Transactions, the repayment of the Loans, the expiration or termination of the Letters of Credit and the Commitment or the termination of this Agreement and/or any other Loan Document or any provision hereof or thereof.

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

         SECTION 9.10.              WAIVER OF JURY TRIAL.     EACH PARTY HERETO
                                    ---------------------
HEREBY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY IN ANY LEGAL PROCEEDING DIRECTLY OR INDIRECTLY ARISING OUT OF OR RELATING TO THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY (WHETHER BASED ON CONTRACT, TORT OR ANY OTHER THEORY). EACH PARTY HERETO
(A) CERTIFIES THAT NO REPRESENTATIVE, AGENT OR ATTORNEY OF ANY OTHER PARTY HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT SUCH OTHER PARTY WOULD NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE FOREGOING WAIVER AND (B) ACKNOWLEDGES THAT IT AND THE OTHER PARTIES HERETO HAVE BEEN INDUCED TO ENTER INTO THIS AGREEMENT BY, AMONG OTHER THINGS, THE MUTUAL WAIVERS AND CERTIFICATIONS IN THIS SECTION 9.10.

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

         NOW, THEREFORE, in consideration of the premises and other good and valuable consideration, the receipt and legal sufficiency of which are hereby acknowledged, and to induce First Union to make the Loans pursuant to the Credit Agreement, the undersigned hereby acknowledges, agrees, and confirms that all of the above recitals are true, correct and complete and hereby covenants and agrees with First Union as follows:

          1. The undersigned guarantees, absolutely, irrevocably and unconditionally, to First Union the payment of the Debt notwithstanding that advances of either of the Loans have been, or may be, made in the face of a default under the Loan Documents or otherwise not in compliance with the lending criteria set forth in the Credit Agreement or any other Loan Documents. The term "Debt" as used in this Guaranty shall mean all liabilities of the Borrower to First Union of whatever nature, whether now existing or hereafter incurred, whether created directly or acquired by First Union, by assignment or otherwise, whether matured or unmatured and whether absolute or contingent, including, without limitation, all principal, interest, additional interest (including specifically all interest accruing from and after the commencement of any case, proceeding or action under any existing or future laws relating to bankruptcy, insolvency or similar matters with respect to the Borrower) and other sums of any nature whatsoever which mayor shall become due and payable, arising from or pursuant to the provisions of any or all of the Notes, the Credit Agreement, the Security Agreement, the Pledge Agreement, the Interest Rate Swap Agreement and/or any of the other Loan Documents (all of the above unaffected by modification thereof in any bankruptcy or insolvency proceeding), and even though First Union may not have an allowed claim for the same against the Borrower as a result of any bankruptcy or insolvency proceeding.

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

     11. The term "undersigned" as used herein shall, if this Guaranty is signed by more than one party, unless otherwise stated herein, mean the "undersigned and each of them" and each undertaking herein contained shall be their joint and several undertaking. First Union may proceed against none, one or more of the undersigned at one time or from time to time as First Union sees fit in its sole and absolute discretion. If any party hereto shall be a partnership or limited liability company, the agreements and obligations on the part of the undersigned herein contained shall remain in force and application notwithstanding any changes in the individuals composing the partnership or the members composing such limited liability company, and the term "undersigned" shall include any altered or successive partnerships or limited liability companies, but the predecessor entities and their partners or members, respectively, shall not thereby be released from any obligations or liability hereunder. If any party hereto shall be a corporation, or limited liability company, the agreements and obligations on the part of the undersigned herein contained shall remain in force and application notwithstanding the merger, consolidation, reorganization or absorption thereof, and the term "undersigned" shall include such new entity, but the old entity shall not thereby be released from any obligations or liabilities hereunder.

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

          14. The undersigned acknowledges that this Guaranty and the undersigned's obligations under this Guaranty are and shall at all times continue to be absolute, irrevocable and unconditiorial in all respects, and shall at all times be valid and enforceable irrespective of any other agreements or circumstances of any nature whatsoever which might otherwise constitute a defense to this Guaranty and the obligations of any or all of the undersigned under this Guaranty or the obligations of any other person or party (including, without limitation, the Borrower) relating to 'this Guaranty or the obligations of any or all of the undersigned hereunder or otherwise with respect to the Debt, including, but not limited to, a foreclosure or similar action with respect to the Collateral, or the realization upon any other collateral given, pledged or assigned as security for all or any portion of the Debt, or the filing of a petition under Title 11 of the United States Code with regard to the Borrower or any or all of the undersigned, or the commencement of an action or proceeding for the benefit of the creditors of the Borrower or any or all of the undersigned, or the obtaining by First Union of title to, assets encumbered by the Security Agreement, the Pledge Agreement, or any of the other Loan Documents, or any other collateral given, pledged or assigned as security for the Debt by reason of the foreclosure or enforcement of the Security Agreement, the Pledge Agreement, any other pledge or security agreement, or any of the other Loan Documents, the transfer of assets in settlement of claims under the Security Agreement, the Pledge Agreement, or any other Loan Documents, or otherwise. This Guaranty and the other Loan Documents set forth the entire agreement and understanding of First Union and the undersigned with respect to the matters covered by this Guaranty and the other Loan Documents and the undersigned acknowledges that no oral or other agreements, understandings, representations or warranties exist with respect to this Guaranty or with respect to the obligations of the undersigned under this Guaranty, except those specifically set forth in this Guaranty and the other Loan Documents.

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

         22. The obligations and liabilities of the undersigned under this Guaranty are in addition to the obligations and liabilities of the undersigned under the Other Guaranties (as hereinafter defined). The discharge of the any or all of the undersigned's obligations and liabilities under anyone or more of the Other Guaranties by the undersigned or by reason of operation of law or otherwise shall in no event or under any circumstance constitute or be deemed to constitute a discharge, in whole or in part, of the undersigned's obligations and liabilities under this Guaranty. Conversely, the discharge of any or all of the undersigned's obligations and liabilities under this Guaranty by the undersigned or by reason of operation of law or otherwise shall in no event or under any circumstance constitute or be deemed to constitute a discharge, in whole or in part, of the undersigned's obligations and liabilities under any of the Other Guaranties. The tenI1 "Other Guaranties" as used herein shall mean any other guaranty of payment, guaranty of performance, completion guaranty, indemnification agreement or other guaranty or instrument creating any obligation or undertaking of any nature whatsoever (other than this Guaranty) now or hereafter executed and delivered by any or all of the undersigned to First Union in connection with any or all of the Debt.

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

        WHEREAS, the Borrower has entered into a loan agreement dated November 1,2000, as amended pursuant to an amendment and modification of loan agreement dated on or about December 26, 2001, between the Borrower and Subordinated Lender (as it may from time to time be amended, modified, supplemented, restated, extended or joined in by other Persons, the "Travelers Loan Agreement"), pursuant to which, among other things, the Borrower (i) issued the Travelers Note (as hereinafter defined) in the principal amount of $5,000,000 to the Subordinated Lender, (ii) granted to the Subordinated Lender a security interest in its assets pursuant to the Travelers Security Agreement (as hereinafter defined), and (iii) delivered to Travelers the personal guaranties of Michael Ryan, Kathryn Travis, Thomas Povinelli and James Ciocia pursuant to the Individual Guaranties (as hereinafter defined) [the Travelers Loan Agreement, Travelers Note, the Travelers Security Agreement, the Individual Guaranties, together with any and all other loan documents, instruments, documents, agreements, UCC financing statements, undertakings or obligations in any way relating thereto or executed in connection therewith, whether any of the foregoing is now existing or now existing made after the date hereof, as each of the foregoing may from time to time be amended, modified, supplemented, restated, extended or joined in by other Persons being, collectively, being referred to as the "Subordinated Loan Documents"];

        WHEREAS, the Borrower and the Guarantors and any other Obligors (as hereinafter defined) are presently and may from time to time hereafter be further indebted to the Senior Lender as a result of the making of the Loans pursuant to the Senior Loan Documents;

        WHEREAS, the Subordinated Lender acknowledges that the making of the Loans to the Borrower pursuant to the Senior Loan Documents is of direct and substantial value to the Subordinated Lender; and WHEREAS, the Subordinated Lender has agreed to (i) subordinate the payment and priority of the Subordinated Obligations (as hereinafter defined) owed by the Borrower and/or any of the other Obligors to the Subordinated Lender to the payment and priority of the Senior Obligations (as hereinafter defined) owed by the Borrower and/or any of the other Obligors to the Senior Lender, and (ii) subordinate (x) all Liens (as hereinafter defined) on the Collateral (as hereinafter defined) granted by the Borrower and/or any other Obligor to the Subordinated Lender to secure the Subordinated Obligations to (y) all Liens on the Collateral granted by the Borrower and/or any other Obligor to the Senior Lender to secure the Senior Obligations, all upon the terms and conditions hereafter set forth.

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

     "Individual Guaranties" means, collectively, each of the guaranties of payment, dated on or about November 1,2000, with respect to Travelers Loan Agreement, from Michael Ryan, Kathryn Travis, Thomas Povinelli and/or James Ciocia in favor of the Subordinated Lender, as the same may from time to time be amended, modified, supplemented, restated, extended or joined in by any other Person.

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

        "Senior Obligations" means (a) any and all indebtedness, obligations and liabilities owing by the Borrower or any other Obligor, whether now existing or hereafter arising or acquired outright, conditionally, or as collateral security, whether as principal, interest or otherwise, whether due or not due, direct, indirect, absolute or contingent and whether or not evidenced by any note, instrument, guaranty, or other writing, without any limitation as to the terms thereof, to the Senior Lender, including (i) principal (up to $9,000,000) of and interest (including interest at the rates provided for in the Senior Loan Documents or other agreement governing or evidencing the Senior Obligations both before and after the institution of any bankruptcy, receivership, insolvency or similar proceeding, even if the claim for such interest is not allowed pursuant to the provisions of applicable law) on all Loans, (ii) all indebtedness, liabilities and obligations under the Interest Rate Swap Agreement or under any of the other Senior Loan Documents, and (iii) all fees, expenses, reimbursements, indemnities and other amounts payable under the Credit Agreement or any other Senior Loan Documents, and (b ) all renewals, deferrals, amendments, modifications, supplements, extensions, refundings, or refinancing of any of the indebtedness, obligations or liabilities described in clause (a), including, but not limited to, any evidence of indebtedness issued in exchange therefor and any extensions, replacements, amendments or other modifications of any of the Senior Loan Documents.

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

        "Subordinated Obligations" means (a) any and all indebtedness, obligations and liabilities owing by the Borrower or any other Obligor, whether now existing or hereafter arising or acquired outright, conditionally or as collateral security (whether as principal, interest or otherwise, whether due or not due, direct, indirect, absolute or contingent and whether or not evidenced by any note, instrument, guaranty or other writing), without any limitation as to the terms thereof, to the Subordinated Lender, including principal of and interest (including interest at the rates provided for in the Subordinated Loan Documents or other agreement governing or evidencing the Subordinated Obligations both before and after the institution of any bankruptcy, receivership, insolvency or similar proceeding, even if the claim for such interest is not allowed pursuant to the provisions of applicable law) on all notes, all other extensions of credit under or in connection with the Travelers Loan Agreement, Travelers Note, the Individual Guaranties, or any of the other Subordinated Loan Documents, and all fees, expenses, reimbursements, indemnities and other amounts payable under the Travelers Loan Agreement or any other Subordinated Loan Documents, (b) all renewals, deferrals, amendments, modifications, supplements, extensions, refundings or refinancing of any of the indebtedness, obligations or liabilities described in clause (a), including, but not limited to, any evidences of indebtedness issued in exchange thereof and any extensions, replacements, amendments or other modifications of any of the Subordinated Loan Documents and ( c) any other obligations of any kind owing at any time by any Obligor to the Subordinated Lender or any of the other Senior Obligations upon assignment to the Subordinated Lender as contemplated by
Section 16.

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

        (b)The definitions of terms herein shall apply equally to the singular and plural forms of the terms defined. Whenever the context may require, any pronoun shall include the corresponding masculine, feminine and neuter forms. The words "include," "includes" and "including" shall be deemed to be followed by the phrase "without limitation." The word "will" shall be construed to have the same meaning and effect as the word "shall." Unless the context requires otherwise (i) any definition of or reference to any agreement, instrument or other document herein shall be construed as referring to such agreement, instrument or other document as from time to time amended, supplemented or otherwise modified (subject to any restrictions on such amendments, supplements or modifications set forth herein), (ii) any reference herein to any Person shall be construed to include such Person's heirs, administrators, executors, successors and assigns, (iii) the words "herein," "hereof," and "hereunder" and words of similar import, shall be construed to refer to this Agreement in its entirety and not to any particular provision hereof, and (iv) unless otherwise stated, all references herein to Sections shall be construed to refer to Sections of this Agreement.

        SECTION 2. Priority of Security Interests. (a) The Subordinated Lender agrees that the Liens of the Senior Lender in the Collateral are and shall remain senior in priority, operation and effect to the priority, operation and effect of the Liens of the Subordinated Lender in the Collateral, notwithstanding the order of perfection of any such Liens or the filing or recording of, or failure to file or record, any instrument or other document in any filing or recording office in any jurisdiction. Any and all Liens of the Subordinated Lender, whether now or hereafter arising and howsoever existing, in the Collateral shall be and hereby are subordinated to all of the rights and interests of the Senior Lender. Except as expressly permitted by Sections 3(a) or 4 hereof or unless the Senior Lender expressly consents in writing, the Subordinated Lender shall have no right to possession of any assets or property of any of the Obligors, to foreclose upon any assets or property (including, but not limited to, the Collateral), whether by judicial action or otherwise, unless and until the 91st day following the payment and satisfaction in full of all the Senior Obligations and the indefeasible termination of any and all obligations of the Senior Lender to extend any credit under the Senior Loan Documents (the "Obligation Termination Date"). The Senior Lender will provide any satisfaction instrument, UCC-3 termination statement or release and/or similar documentation with respect to its security interests in the Collateral promptly after the Obligation Termination Date.

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

        SECTION 3. Subordination of the Subordinated Obligations. (a) The
                   ---------------------------------------------
payment and performance of the Subordinated Obligations are hereby subordinated in right of payment to the prior payment (in cash) in full of the Senior Obligations and the Subordinated Lender will not ask, demand, sue for, take or receive from any Obligor (by way of payment, loan, setoff or in any other manner) the whole or any part of the Subordinated Obligations (whether the Subordinated Obligations shall have become payable at maturity, by acceleration or otherwise), unless and until the Obligation Termination Date; provided. however, that the Subordinated Lender may receive and retain Permitted Payments, but only to the extent such payments are not prohibited under Section 5 of this Agreement.

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

        SECTION 4. Permitted Payments. The parties hereto agree that, subject to
Section 5 of this Agreement, the Borrower may pay, and the Subordinated Lender may receive and retain the following payments (each being a "Permitted Payment"): (i) regularly scheduled interest payments, and (ii) regularly scheduled payments of principal due after December 1, 2003, in each case (i) and
(ii) due under the Travelers Loan Agreement as such agreement is in effect on the date hereof (i.e., without regard to any amendments thereof after the date hereof). In addition, the term "Permitted Payments" shall include within its scope the making of payments to the Subordinated Lender, which payments are on account of otherwise Permitted Payments which could not be made because of the prohibition against the same in this Agreement, which prohibition took effect by reason of the occurrence of an Event of Default where (i) (x) such Event of Default has been cured or expressly waived (in the manner provided under the Credit Agreement) or (y) in the case of a Nonpayment Default, the Payment Blockage Period has expired, and (ii) the making of such missed payments would not cause a new Event of Default. No Obligor shall purchase or otherwise acquire from the Subordinated Lender any Subordinated Obligations unless such purchase or other acquisition would be a Permitted Payment.

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

        (b) Upon (i) the happening of any Nonpayment Default and (ii) the receipt by the Borrower of written notice (a "Nonpayment Default Notice") from the Senior Lender of the happening of a Nonpayment Default stating that such notice is a payment blockage notice pursuant to Section 5(b ) hereof, no direct or indirect payment (in cash, properties, securities or by setoff or otherwise), including, without limitation, any Permitted Payment, shall be made on account of any Subordinated Obligation or as a sinking fund with respect to any Subordinated Obligation or in respect of the redemption, retirement, purchase, prepayment or other acquisition or payment of any Subordinated Obligation for a period (each, a "Payment Blockage Period") commencing on the date of receipt by the Borrower of such Nonpayment Default Notice, and ending on the Payment Blockage Termination Date relating to such Payment Blockage Period. Notwithstanding anything herein to the contrary, the Payment Blockage Periods with respect to any Nonpayment Default Notices shall not, in the aggregate, exceed 180 days in any 360 day period. All Permitted Payments in respect of Subordinated Obligations postponed under Section 5(a) hereof or during any Payment Blockage Period shall be immediately due and payable upon the termination thereof (exclusive of any default rate interest, if any), but only to the extent that (i) such payment is still a Permitted Payment and (ii) no Event of Default would result from such payment. The Borrower, by making all Permitted Payments which are past due or otherwise payable upon termination of the Payment Blockage Period, shall be deemed to have cured, and the Subordinated Lender shall be deemed to have waived, any default or event of default under the Subordinated Loan Documents resulting solely from such postponed payment, and any acceleration of the Subordinated Obligations solely in respect of such default or event of default shall be deemed to have been annulled and void ab initio.
                                               -- ------
        (c) Notwithstanding anything contained in this Agreement or in any Subordinated Loan Document to the contrary, for so long as any Senior Obligations are outstanding, the Subordinated Lender shall not take any action to accelerate all or any portion of the Subordinated Obligations (and no acceleration or purported acceleration pursuant to the Subordinated Loan Documents shall become effective) or exercise or seek, through judicial, arbitration or any other judicial or quasi-judicial proceeding or otherwise, to obtain any other remedies in respect thereof during any Standstill Period.

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

        SECTION 7. Senior Lender's Priority. Upon the occurrence of any
                   ------------------------
distribution, division, or application, partial or complete, voluntary or involuntary, by operation of law or otherwise, of all or any part of the assets of any Obligor or the proceeds thereof to the creditors of any Obligor, or readjustment of the obligations and indebtedness of any Obligor, whether by reason of liquidation, bankruptcy, arrangement, receivership, assignment for the benefit of creditors or any other action or proceeding involving the readjustment of all or any part of the Senior Obligations or the Subordinated Obligations, or the application of the assets of any Obligor to the payment or liquidation thereof, or upon the dissolution or other winding up of any Obligor's business, or upon the sale of all or substantially all of any Obligor's assets, then, and in any such event, (a) the Senior Lender shall be entitled to receive payment in full of any and all of the Senior Obligations then owing and retain such payments without challenge from any person or entity for 91 days prior to the payment of all or any part of the Subordinated Obligations, and (b ) any payment or distribution of any kind or character, whether in cash, securities or any other property, which shall be payable or deliverable upon or with respect to any or all of the Subordinated Obligations, shall be paid or delivered directly to the Senior Lender for application to any of the Senior Obligations, due or not due, until the Obligation Termination Date. Notwithstanding any statute, including the Bankruptcy Code, any rule of law or bankruptcy proceeding to the contrary, the rights of the Senior Lender hereunder to have all of the Senior Obligations paid and satisfied in full and retain such payments without challenge from any person or entity for 91 days prior to the payment of any of the Subordinated Obligations by any Obligor shall include, without limitation, the rights of the Senior Lender to be paid in full all fees and interest accruing as part of or on the Senior Obligations due to it after the filing of any petition by or against any Obligor in connection with any bankruptcy or similar proceeding or any other proceeding referred to in this Section 7 and to retain such payments without challenge from any person or entity for 91 days, prior to the payment of any amounts in respect of the Subordinated Obligations, including any interest due to the Subordinated Lender accruing after such date.

        SECTION 8. Grant of Authority to the Senior Lender. With respect to the Subordinated Obligations, the Subordinated Lender hereby irrevocably appoints the Senior Lender (and any officer or agent of the Senior Lender with full power of substitution and revocation) as the Subordinated Lender's attorney-in-fact (coupled with an interest), with full authority in the place and stead of the Subordinated Lender and in the name of the Subordinated Lender or otherwise, and the Senior Lender is hereby irrevocably authorized and empowered, in its sole and absolute discretion, to exclusively make and present for and on behalf of the Subordinated Lender such proofs of claim against such Obligor or its estate on account of the Subordinated Obligations or such other matters as the Senior Lender may deem expedient or proper and to exclusively vote such proofs of claim in any such proceeding. In all events, the Senior Lender shall have exclusive authority to receive and collect any and all dividends or other payments or disbursements made in any such proceedings on account of the Subordinated Obligations in whatever form the same may be paid or issued and to apply the same on account of any of the Senior Obligations. To the extent that payments or distributions are made in property other than cash, the Subordinated Lender hereby authorizes the Senior Lender to sell such property to such buyers and on such terms as the Senior Lender, in its sole discretion, shall determine. The Subordinated Lender shall execute and deliver to the Senior Lender such powers of attorney, assignments and other instruments or documents, including notes and stock certificates (together with such assignments or endorsements as the Senior Lender shall deem necessary), as may be reasonably requested by the Senior Lender in order to enable the Senior Lender to exercise any and all rights granted hereunder including the right to collect and receive any and all payments and distributions which may be payable or deliverable at any time upon or with respect to the Subordinated Obligations, all for the Senior Lender's benefit. Following the Obligation Termination Date, the Senior Lender will remit to the Subordinated Lender to the extent of the Subordinated Lender's interest therein, all dividends or other payments or distributions paid to and held by the Senior Lender in excess of the Senior Obligations.

         SECTION 9. Payments Received by the Subordinated Lender Held in Trust.
                    -----------------------------------------------------------
Without in any way limiting the prohibitions contained in Sections 3 and 11 hereof against the receipt by the Subordinated Lender of such amounts, if any payment or distribution or security or instrument or proceeds thereof (other' than Permitted Payments) is, for any reason, received by the Subordinated Lender upon or with respect to the Subordinated Obligations prior to the Obligation Termination Date, the Subordinated Lender shall receive and hold the same in trust, as trustee, for the benefit of the Senior Lender, and shall forthwith deliver the same to the Senior Lender in precisely the form received (except for the endorsement or assignment of the Subordinated Lender where necessary), for application to, any of the Senior Obligations, due or not due, and, until so delivered, the same shall be held in trust by the Subordinated Lender as the property of the Senior Lender. In the event of the failure of the Subordinated Lender to make any such endorsement or assignment to the Senior Lender, the Senior Lender, or any of its officers or employees, is hereby irrevocably authorized to make the endorsement or assignment.

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

        SECTION 11. Reimbursements for Expenses and Borrowings from Obligors
                    ---------------------------------------------------------
Assignment of Claims. Subject to its rights under this Agreement to receive and
---------------------
retain Permitted Payments, with respect to the Subordinated Obligations, the Subordinated Lender agrees that until the Obligation Termination Date, the Subordinated Lender will not, directly or indirectly, accept or receive the benefit of any remuneration or reimbursement for expenses from any Obligor, and will not assign or transfer to others any claim which the Subordinated Lender has or may have against any Obligor with respect to the Subordinated Obligations, unless such assignment or transfer is made expressly subject to this Agreement.

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

        (d) any exercise or failure to exercise any right, power or remedy under or in respect of the Senior Loan Documents or the Senior Obligations; or

        (e) any other circumstance which might otherwise constitute a defense available to, or a discharge of, the Subordinated Lender or any subordinated creditor; in each case, whether or not the Subordinated Lender shall have had notice or knowledge of any of the foregoing and whether or not it shall have consented thereto. This Agreement shall be effective and may not be terminated or otherwise revoked by the Subordinated Lender until the Obligation Termination Date. In the event the Subordinated Lender shall have any right under applicable law or otherwise to terminate or revoke this Agreement which right cannot be waived, such termination or revocation shall not be effective until 10 Business Days after written notice of such termination or revocation, signed by the Subordinated Lender, is actually received by the Senior Lender. In the absence of the circumstances described in the immediately two preceding sentences, this is a continuing agreement of subordination and the Senior Lender may continue, at any time and without notice to the Subordinated Lender, to extend the maturity date of any of the Notes or other Senior Obligations, and/or to otherwise extend credit or other financial accommodations and loan moneys to or for the benefit of any Obligor on the faith hereof. Any termination or revocation by notice described hereinabove shall not affect this Agreement in relation to (i) any of the Senior Obligations which arose prior to the effective date of such notice or (ii) any of the Senior Obligations created after that date, if such Senior Obligations were incurred by the Senior Lender pursuant to the Senior Loan Documents, and/or for the purpose of protecting any Collateral, including, but not limited to, all protective advances, costs, expenses, and attorneys' and paralegals' fees and expenses, whensoever made, advanced or incurred by the Senior Lender in connection with the Senior Obligations. If, in reliance on this Agreement, the Senior Lender makes Loans or extends any other credit to or for the benefit of any Obligor under the Senior Loan Documents, extends the maturity date of any of the Notes or takes any other action under the Senior Loan Documents after such aforesaid termination or revocation by the Subordinated Lender but prior to the effective date of said written notice as set forth above, the rights of the Senior Lender with respect to such Loans, other extensions of credit or other actions shall be the same as if such termination or revocation had not occurred; and, in any event, no obligation of the Subordinated Lender hereunder shall be affected pursuant to this Section 12 by the written revocation of any other subordinated party, pledgor, endorser, or guarantor, if any.

        SECTION 13. Subordinated Lender's Waivers. (a) All of the
                    ------------------------------
Senior Obligations and all of the Subordinated Obligations shall each be deemed to have been made or incurred in reliance upon this Agreement. The Subordinated Lender expressly waives promptness, diligence, all notice of the acceptance by the Senior Lender of the subordination and other provisions of this Agreement and all other notices not specifically required pursuant to the terms of this Agreement whatsoever and any requirement that the Senior Lender protect, secure, perfect or insure any security interest or Lien on the Collateral or any property subject thereto or exhaust any right or take any action against any Obligor or any other person or entity or any collateral. The Subordinated Lender expressly acknowledges reliance by the Senior Lender upon the subordination and other agreements as herein provided. The Subordinated Lender agrees that the Senior Lender has made no warranties or representations with respect to the due execution, legality, validity, completeness or enforceability of the Senior Loan Documents or other agreements governing or evidencing the Senior Obligations, or the enforceability or collectability of the Senior Obligations, that the Senior Lender shall be entitled to manage and supervise the Interest Rate Swap Agreement and the Loans in accordance with applicable law and the Senior Lender's usual practices, modified from time to time as it deems appropriate under the circumstances, without regard to the existence of any rights that the Subordinated Lender may now or hereafter have in or to any of the assets of the Borrower or any other Obligors, and that the Senior Lender shall have no liability whatsoever to the Subordinated Lender. To the fullest extent permitted by law, the Subordinated Lender waives any claim which it may now or hereafter have against the Senior Lender arising out of, any and all actions which the Senior Lender, in good faith, takes or omits to take (including actions with respect to the creation, perfection or continuation of Liens in any Collateral and other security for the Senior Obligations, actions with respect to the occurrence of an Event of Default, actions with respect to the foreclosure upon, sale, release, or depreciation of, or failure to realize upon, any of the Collateral and actions with respect to the collection of any claim for all or any part of the Senior Obligations from any account debtor, any Obligor or any other person or entity) with respect to the Senior Loan Documents or other agreements governing or evidencing the Senior Obligations or any other agreement related thereto or to the collection of the Senior Obligations or the valuation, use, protection or release of any Collateral and/or other security for the Senior Obligations.

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

        SECTION 14. Bankruptcy Issues. If any Obligor or any Obligor's estate becomes the subject of proceedings under Title 11 of the United States Code (11 U.S.C. ss. 101 et seq.), as amended (the "Bankruptcy Code"), and if the Senior Lender desires to permit the use of cash collateral or to provide financing to any Obligor under either Section 363 or Section 364 of the Bankruptcy Code, the Subordinated Lender agrees that adequate notice of such financing to the Subordinated Lender shall have been provided if the Subordinated Lender receives as specified in this Agreement written notice two Business Days prior to the entry of any final order approving such cash collateral usage or financing, or such other time period provided in any court order. All allocations of payments between the Senior Lender and the Subordinated Lender shall, subject to any court order, continue to be made after the filing of a petition under the Bankruptcy Code on the same basis that the payments were to be allocated prior to the date of such filing. The Subordinated Lender waives any claim it may now or hereafter have arising out of the Senior Lender's election, in any proceeding instituted under Chapter 11 of the Bankruptcy Code, of the application of
Section 1111(b)(2) of the Bankruptcy Code, and/or any borrowing or grant of a security interest under Section 364 of the Bankruptcy Code by any Obligor or any trustee. To the extent that the Senior Lender receives payments on, or proceeds of the Collateral for, the Senior Obligations which are subsequently invalidated, declared to be fraudulent or preferential, set aside and/or required to be repaid to a trustee, receiver or any other 193839-4w -20 party under any bankruptcy law, state or federal law, common law, or equitable cause, then, to the extent of such payment or proceeds received, the Senior Obligations, or part thereof, intended to be satisfied shall be revived and continue in full force and effect as if such payments or proceeds had not been received by the Senior Lender.
        SECTION 15. Restrictions on the Subordinated Lender Prior to the
                    ----------------------------------------
Obligation Termination Date and notwithstanding anything contained in the Subordinated Loan Documents to the contrary: (a) the Subordinated Lender shall release any Collateral from any Lien held by the Subordinated Lender which the Senior Lender or any of the Obligors shall request in order to facilitate the sale of any assets as to which the Senior Lender has consented, provided however, that if any such sale shall yield any net proceeds in excess of the Senior Obligations, then such excess net proceeds will be paid over to the Subordinated Lender, subject to Section 9 above; (b) any consent or approval required for the Subordinated Lender under any of the Subordinated Loan Documents which is also required from the Senior Lender under the Senior Loan Documents shall be deemed to have been given or waived by the Subordinated Lender to the extent that the same has been given by the Senior Lender; and (c) the Subordinated Lender shall not, without the prior written consent of the Senior Lender, do any of the following:

        (A) amend, modify or supplement or agree to any amendment, modification or supplement of any of the Subordinated Loan Documents;

        (B) amend, modify or supplement or agree to any amendment, modification or supplement of, or to, any of the Subordinated Obligations; or

        (C) during any Standstill Period, accelerate the maturity of all or any portion of the Subordinated Obligations, or take any action towards collection of all or any portion of the Subordinated Obligations, or enforcement of any rights, powers or remedies under the Subordinated Loan Documents or other agreements entered into pursuant thereto, or applicable, law, upon the occurrence of any event of default under and as defined in any such agreements
       or any event which, with the passage of time, or giving of notice, or both, would constitute such a default.

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

        (b) In all events, until the Obligation Termination Date, the Subordinated Lender shall not be subrogated to any of the Senior Lender's rights. Upon the Obligation Termination Date, the Subordinated Lender shall be subrogated to the rights of the Senior Lender thereafter to receive payments or distributions of assets of any Obligor made on the Senior Obligations to the extent (and only such extent) that the Senior Lender receives cash, property or securities that would have been distributed or paid to the Subordinated Lender but for this Agreement. For the purposes of such subrogation, no payments or distributions to the Senior Lender of any cash, property or securities to which the Subordinated Lender would be entitled except for the provisions of this Agreement, and no payment pursuant to the provisions of this Agreement to the Senior Lender by the Subordinated Lender, shall, as between any Obligor and the creditors of such Obligor (other than the Senior Lender and the Subordinated Lender), be deemed to be a payment by any Obligor to or on account of the Senior Obligations. To the extent that the Senior Lender receives payments on, or proceeds of the Collateral for, the Senior Obligations which are subsequently requested by any debtors, trustee, creditors' committee or other party under any bankruptcy law, state or federal law, common law, or equitable cause, to be disgorged or returned on the basis that such payments are preferential or fraudulent transfers, or such payments are ever invalidated, declared to be fraudulent or preferential, set aside and/or required to be repaid to a trustee, receiver or any other party under any bankruptcy law, state or federal law, common law, or equitable cause, then, to the extent of such payment or proceeds received, (i) the Senior Obligations, or part thereof, intended to be satisfied shall be revived and continue in full force and effect as if such payments or proceeds had not been received by Senior Lender, and (ii) the Subordinated Lender's rights and powers arising from such subrogation shall remain subordinate to those of the Senior Lender with respect to the Senior Obligations and under the Senior Loan Documents, to the full extent of the subordination imposed upon Subordinated Obligations and Subordinated Loan Documents under this Agreement; and the obligations of the Obligors to the Subordinated Lender by virtue of such subrogation shall for all purposes be deemed to be additional Subordinated Obligations.

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

        SECTION 18. Waiver. No waiver  shall be deemed to be made by any party
                    -------
hereto of any of their rights hereunder, unless the same shall be in writing signed by the Senior Lender and the Subordinated Lender, and each waiver, if any, shall be a waiver duly with respect to the specific instance involved and shall in no way impair the rights of such parties or their obligations in any other respect at any other time.

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

        SECTION 21. CONSENT TO JURISDICTION: WAIVERS.
                    ---------------------------------
EACH OF THE PARTIES HERETO CONSENTS TO THE JURISDICTION OF ANY STATE OR FEDERAL COURT LOCATED IN WESTCHESTER COUNTY, NEW YORK. THE SENIOR LENDER AND THE SUBORDINATED LENDER EACH WAIVE PERSONAL SERVICE OF ANY AND ALL PROCESS UPON IT, AND THEY EACH CONSENT THAT ALL SUCH SERVICE OF PROCESS MAY BE MADE EITHER (A) BY REGISTERED MAIL DIRECTED AT THE RESPECTIVE ADDRESSES STATED BELOW AND SERVICE SO MADE SHALL BE DEEMED TO BE COMPLETED THREE BUSINESS DAYS AFTER THE SAME SHALL HAVE BEEN MAILED AS AFORESAID OR (B) DELIVERED TO SUCH ADDRESS BY MESSENGER OR BY OVERNIGHT COURIER SERVICES WHICH PROVIDES EVIDENCE OF DELIVERY, IN WHICH EVENT THE DATE OF DELIVERY SHALL BE THE DATE OF ACTUAL DELIVERY OR THE DATE DELIVERY IS REFUSED. EACH PARTY HERETO HEREBY WAIVES TRIAL BY JURY, ANY OBJECTION BASED UPON FORUM NON CONVENIENS, AND ANY OBJECTION TO VENUE OF ANY ACTION INSTITUTED HEREUNDER. NOTHING IN THIS SECTION 21 SHALL AFFECT THE RIGHT OF EITHER PARTY TO SERVE LEGAL PROCESS IN ANY OTHER MANNER PERMITTED BY LAW OR AFFECT THE RIGHT OF EITHER PARTY TO BRING ANY ACTION OR PROCEEDING AGAINST THE OTHER PARTY OR ITS PROPERTY IN THE COURTS OF ANY OTHER JURISDICTION.

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

        24. Severability. Wherever possible, each provision of this Agreement
            --------------
shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement shall be prohibited by or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Agreement.

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

        (b) The execution and delivery and performance of this Agreement is authorized by its organizational documents and this Agreement has been duly authorized, executed and delivered and constitutes its legal and validly binding agreement enforceable in accordance with these terms, subject to the effect of bankruptcy, insolvency, reorganization, moratorium and similar laws affecting the rights and remedies of creditors generally; and (c) The execution, delivery and performance by it of this Agreement will not violate, conflict with, require consent, authorization or approval of any person or entity under (i) any law,
       statute, rule, regulation, court or administrative order, decree, injunction or judgment applicable to it, (ii) any agreement, instrument, indenture, security document, franchise, license or permit to which it is a party or by which it is bound or affected, or (iii) if applicable, under its organizational documents.

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

                               The Senior Lender:
                                -----------------
                                FIRST UNION NATIONAL BANK


                              By: /s/ Stephen Karp
                               Name: Stephen Karp
                                Title:  Vice President

                                The Subordinated Lender:
                                -----------------------

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

                                       RECITALS
                                       --------
         WHEREAS, on November 1,2000, Travelers entered into a loan agreement with Borrower (hereinafter referred to as the "Existing Loan Agreement") under which Travelers agreed to make a loan to Borrower in the amount of FIVE MILLION DOLLARS ($5,000,000) (hereinafter referred to as the "Subordinated Loan"); and

         WHEREAS, under the terms of the Existing Loan Agreement and the Existing Promissory Note, the Subordinated Loan (and Travelers security interest in Borrower's assets) was to be subordinated to a loan from European American Bank (hereinafter referred to as the "EAB Loan"), which was not to exceed $7,000,000, and which contained limitations on Borrower's ability to refinance the EAB loan (including a requirement that Travelers consent to any such refinancing); and

         WHEREAS, the Existing Loan Agreement and Existing Promissory Note contained certain requirements related to the minimum level of Borrower's sales of Travelers life insurance and annuity products and a minimum percentage of Borrower's sales which would be placed with Travelers, the failure of which would constitute an event of default by Borrower under the Existing Promissory Note and the Existing Loan Agreement; and

         WHEREAS, under the terms of the Existing Loan Agreement, Borrower gave Travelers warrants to purchase the common stock of Gilman & Ciocia in the amount of 425,000 and 300,000 shares, exercisable on or after November 1, 2000 and November 1; 2001, respectively; and

         WHEREAS, the occurrence of an event of default under either the Existing Promissory Note or the Existing Loan Agreement gives Travelers the right to demand full payment of the outstanding balance of the Existing Promissory Note; and

         WHEREAS, Borrower desires to replace the EAB Loan with a loan of $7,000,000 from First Union National Bank (hereinafter referred to as "First Union"), and, as a condition of First Union making such loan to Borrower, First Union is requiring (1) the deferral of the commencement of Borrower's principal repayments under the Subordinated Loan from November, 2002 to November, 2003,
(2) that travelers waive any existing event of default under the Existing Loan Agreement and the Existing Promissory Note, and (3) that Travelers execute a
       Subordination Agreement containing substantive changes from the intercreditor and subordination agreement Travelers entered into with European American Bank; and

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

                                        AGREEMENT
                                        ---------
         NOW, THEREFORE, Travelers and Borrower hereby agree that the Existing Promissory Note is hereby amended as follows (the Existing Promissory Note as amended hereby is hereinafter referred to as the "Promissory Note"):

          1. Travelers expressly waives any and all events of default under the Loan Agreement and the promissory Note, and any other documents relating thereto, which events of default exist as of the date hereof, including, but not limited to, any events of default which as a result of Borrower's failure to meet the minimum Life Premium required for the period from November 1, 2000 through October 31, 2001 as set forth in Section 9(i) of the Promissory Note. Notwithstanding the foregoing, Travelers shall retain the right to accelerate repayment upon the occurrence of any Event of Default arising after the date hereof under the Promissory Note, the Loan Agreement, or any other documents related thereto.

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


WITNESSES:                                      GILMAN + CIOCIA, INC.
                                                By: /s/ Ted Finkelstein
________________________                        Its: Vice President
                                                Date: 12/26/01

                                                THE TRAVELERS INSURANCE COMPANY
                                                By: /s/ Warren H. May
                                                -------------------------------
                                                Its:  Senior Vice President
                                                Date: 12/21/01

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

                                RECITALS
                                --------

         WHEREAS, on November I, 2000, Travelers entered into the Existing Loan Agreement under which Travelers agreed to make a loan to Borrower in the amount of FIVE MILLION DOLLARS ($5,000,000) (hereinafter referred to as the "Subordinated Loan"); and

         WHEREAS, Borrower executed a certain promissory note in the amount of $5,000,000 dated November 1,2000 (hereinafter referred to as the "Existing Promissory Note"; and

         WHEREAS, under the terms of the Existing Loan Agreement and the Existing Promissory Note, the Subordinated Loan (and Travelers security interest in Borrower's assets) was to be subordinated to a loan from European American Bank (hereinafter referred to as the "EAB Loan"), which was not to exceed $7,000,000, and which contained limitations on Borrower's ability to refinance the EAB loan (including a requirement that Travelers consent to any such refinancing); and

         WHEREAS, the Existing Loan Agreement and Existing Promissory Note contained certain requirements related to the minimum level of Borrower's sales of Travelers life insurance and annuity products and a minimum percentage of Borrower's sales which would be placed with Travelers, the failure of which would constitute an event of default by Borrower under the Existing Promissory Note and the Existing Loan Agreement; and

         WHEREAS, under the terms of the Existing Loan Agreement, Borrower gave Travelers warrants to purchase the common stock of Gilman & Ciocia in the amount of 425,000 and 300,000 shares, exercisable on or after November 1, 2000 and November 1, 2001, respectively; and

         WHEREAS, the occurrence of an event of default under either the Existing Promissory Note or the Existing Loan Agreement gives Travelers the right to demand full payment of the outstanding balance of the Promissory Note; and

         WHEREAS, Borrower desires to replace the EAB Loan with a loan of $7,000,000 from First Union National Bank (hereinafter referred to as "First Union"), and, as a condition of First Union making such loan to Borrower, First Union is requiring (1) the deferral of the commencement of Borrower's principal repayments under the Subordinated Loan from November, 2002 to November, 2003,
(2) that Travelers waive any existing events of default under the Existing Loan Agreement and the Existing Promissory Note, and (3) that Travelers execute a Subordination Agreement containing substantive changes from the intercreditor and subordination agreement Travelers entered into with European American Bank; and

         WHEREAS, Borrower has not met the minimum production requirement related to its sales of Travelers life insurance policies contained in the Existing Promissory Note and the Existing Loan Agreement for the year ending October 31, 2001, and thus has defaulted; and

         WHEREAS, Borrower is requesting that Travelers give its consent to the Borrower's replacement of the EAB Loan with a senior loan from First Union, and also for Travelers to waive any existing event of default, including, without limitation, any default arising as a result of Borrower's failure to meet the minimum life insurance production requirements for the period from November 1,2000 through October 31,2001; and

         WHEREAS, Travelers is willing to consent to the replacement of the EAB Loan with the First Union loan, the changes to the Existing Promissory Note and the Existing Loan Agreement requested by First Union as a condition for making the loan to Borrower (including the waiver of any events of default and the deferral of the commencement of principal repayments from November 30, 2002 to November 30, 2003); provided that Borrower make a principal repayment, agree to certain changes in the production requirements and related provisions, and grant Travelers additional warrants as outlined below; and

         WHEREAS, Borrower is currently negotiating with Sterling Grace Corp. (Sterling") regarding the infusion of debt and equity into Borrower by Sterling, Sterling is requesting that Travelers waive its preemptive rights under Section 15 of the Loan Agreement with regard to the transaction currently contemplated and with regard to any future investments in Borrower by Sterling (whether in the fonI1 of debt or equity) as a condition for its purchase of Borrower's stock and subordinated debt, and Borrower and Travelers have agreed that if Sterling does make the proposed investment in Borrower, Borrower shall make a prepayment of principal due under the Loan Agreement and the Promissory Note in the amount of$1,500,000, which payment shall be made at the time of the closing of the transaction with Sterling; and

         WHEREAS, simultaneously herewith the Borrower will execute an Amendment and Modification of the Promissory Note (hereinafter referred to as the "Note Amendment") which will amend the Existing Promissory Note (as amended by the Note Amendment, hereinafter referred to as the "Promissory Note") so that the Promissory Note is consistent with this Amendment.

                                        AGREEMENT
                                        ---------

         NOW, THEREFORE, Travelers and Borrower hereby agree that the Existing Loan Agreement is hereby amended as follows (the Existing Loan Agreement as amended hereby is hereinafter referred to as the "Loan Agreement"):

         1. Travelers hereby expressly waives any and all events of default under the Loan Agreement and the Promissory Note, and any other documents relating thereto, which events of default exist as of the date hereof, including but not limited to, any events of default which arose as a result of Borrower's failure to meet the minimum Life Premium required for the period from November 1,2000 through October 31,2001 as set forth in Section 9(i) of the Loan Agreement. Notwithstanding the foregoing, Travelers shall retain the right to accelerate repayment upon the occurrence of any Event of Default under the Promissory Note, the Loan Agreement, or any other documents related thereto.

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


WITNESSES:                                      GILMAN & CIOCIA, INC.
                                                By: /s/ Ted Finkelstein
                                                Its:    Vice President
___________________                             Date:   12/26/01


                                                THE TRAVELERS INSURANCE COMPANY

                                                By: /s/ Warren H. May
                                                Its: Senior Vice President
                                                Date: 12/21/01
/s/
-------------------------