Form 10-Q
period 2002-03-31
GILMAN & CIOCIA INC
filed 2002-06-13
CIK 914142

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


                 For the Quarterly Period Ended March 31, 2002.


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



Check whether the issuer: (1) filed reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of May 09, 2002, 9,226,912 shares of the issuer's common equity were outstanding.



================================================================================
                          PART I-FINANCIAL INFORMATION

Item 1.           CONSOLIDATED FINANCIAL STATEMENTS                                   Page

Consolidated Balance Sheets as of March 31, 2002                                        3
and June 30, 2001

Consolidated Statements of Operations for the Three Months and Nine Months
Ended March 31, 2002 and 2001                                                           4

Consolidated Statements of Cash Flows for the Nine Months
Ended March 31, 2002 and 2001                                                           5-6

Consolidated Statements of Stockholders' Equity for the
Nine Months Ended March 31, 2002                                                        7

Notes to Consolidated Financial Statements                                              8-12


Item 2. Management's Discussion and Analysis of Financial                               13-16
Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure About Market Risks                     17

                            PART II-OTHER INFORMATION

Item 1. Legal Proceedings                                                               17

Item 5. Other Information                                                                        18

Item 6. Exhibits and Reports on Form 8-K                                                19

                                  Gilman + Ciocia, Inc.
                                Consolidated Balance Sheets
                               ASSETS

                                                March 31, 2002        June 30, 2001
                                                Restated
                                                See Note 2.
                                                ------------------    --------------
Cash and cash equivalents                       $  3,416,655         $  5,413,674
Marketable securities                                 25,687               55,933
Accounts receivable, net of allowance for
     doubtful accounts of $362,009 and
     $187,500 as of March 31, 2002 and
      June 30, 2001, respectively                 12,982,298           10,813,299
Receivables from officers, stockholders and
    employees, current portion
    net of allowance for uncollectables of
    $459,776 and $50,000 as of
    March  31, 2002 and June 30, 2001, respectively
                                                   1,720,997            1,379,378
Prepaid expenses and other current assets            498,500            1,228,359
Income taxes receivable                              168,916              185,338
Deferred tax assets                                   46,000              170,275
                                               -------------        -------------
                Total current assets              18,859,053           19,246,256
Property and equipment, net of accumulated
depreciation of $5,807,753 and $4,700,147 as
at March 31, 2002 and June 30, 2001,
respectively                                       4,514,909            5,052,979
Goodwill                                           5,364,858            5,498,608
Other intangible assets, net of accumulated
amortization of $5,145,332 and $4,056,379 as
at March 31, 2002, and June 30, 2001,
respectively                                      18,388,034           19,118,602
Deferred tax assets, net of current portion        4,442,000            1,709,160
Other assets net of allowance for doubtful accounts
of $90,888 and $103,525 as at March 31, 2002
and June 30, 2001, respectively                    2,776,992            2,054,290
                                               -------------           -------------
              Total assets                      $ 54,345,846         $ 52,679,895
                                                  ----------          -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses          $  12,581,904         $  10,431,363
Long-term debt, current portion                    7,021,315             7,786,001
Deferred tax liability, current portion              795,000               414,567
                                              --------------      ----------------
               Total current liabilities          20,398,219            18,031,931
Long-term debt, net of current portion       $     8,559,722       $     5,425,928
Deferred tax liability, net of current portion       443,000               697,603
                                             ---------------       ---------------
         Total liabilities                        29,400,941            24,155,462
                                             ---------------       ---------------
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS' EQUITY:
Preferred stock-$.001 par value-shares authorized
         100,000; none issued and outstanding             --                    --
Common stock-$.01 par value -shares authorized
  20,000,000; 9,107,727 shares and 8,654,829
  shares issued and outstanding as at March
  31, 2002 and June 30, 2001, respectively            91,077                86,548
Paid-in capital                                   29,374,955            27,711,953
Retained earnings                                 (3,380,035)            1,560,027
                                              ---------------      ---------------
                                                  26,085,997            29,358,528
Less-treasury stock, at cost                      (1,036,092)           (1,329,095)
Note receivable for shares sold                     (105,000)             (105,000)
                                              ---------------      ---------------
                  Total stockholders' equity      24,944,905            27,924,433
                                              ---------------      ---------------
    Total liabilities and stockholders' equity $  54,345,846       $    52,679,895
                                             ----------------      ---------------
                                             ----------------      ---------------

The accompanying notes are an integral part of these consolidated balance sheets.

                     Gilman + Ciocia, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                     For the Three Months Ended           For the Nine Months Ended
                                     March 31                             March 31,
                                     2002                2001             2002              2001
                                    ------               ------           ------            ------

Revenues:


         Tax preparation fees       $  9,811,115        $12,213,006      $ 12,666,212     $14,722,951
         Financial planning services  19,621,723         20,040,270        57,390,256      57,702,987
         e1040.com                        29,473            379,972            53,444         445,280
         Direct mail services                  -             97,858           153,635         717,823
                                  ---------------    --------------      ------------     -----------
            Total revenues            29,462,311        32,731,106         70,263,547      73,589,041
                                  ---------------    --------------      -------------    -------------
Operating expenses:
         Salaries and commissions     21,695,755        20,967,470         57,429,458      56,121,900
         General and administrative
                expenses               3,842,159         3,272,197          9,033,032       7,294,559
         Advertising                     890,688         2,382,819          1,439,375       3,088,647
         Brokerage fees & licenses       366,111           545,763          1,266,400       1,396,705
         Rent                          1,507,703         1,373,121          4,448,669       3,795,604
         Goodwill impairment loss        133,750                 -            133,750               -
         Depreciation and amortization 1,148,023           889,790          2,801,382       2,500,005
                                  --------------      ------------      --------------   -------------
       Total operating expenses       29,584,189        29,431,160         76,552,066      74,197,420
                               -----------------   ---------------      --------------   --------------
         Operating income (loss)        (121,878)        3,299,946         (6,288,519)       (608,379)
                               -----------------   ---------------     ---------------   --------------
 Other income /(expense):

         Interest and investment income  127,038             7,383            292,912         129,436
         Interest expense               (434,086)         (411,764)        (1,413,944)       (979,501)
         Other income (expense)           (6,922)           32,781             61,819          51,616
                                 ----------------  --------------        ------------    -------------
         Total other income (expense)   (313,970)        (371,600)         (1,059,213)       (798,449)
                                 ----------------  --------------        ------------    -------------
Income (loss) before income taxes       (435,848)       2,928,346          (7,347,732)     (1,406,828)
Income taxes (benefit)                 1,340,065        1,653,441          (2,407,670)       (344,812)
                                -----------------  --------------         ------------   --------------
   Net (income) loss             $    (1,775,913)     $ 1,274,905      $   (4,940,062)   $ (1,062,016)
                                ----------------   --------------         ------------   ---------------
                                ----------------   --------------         ------------   ---------------
Net income (loss) per share,     $         (0.20)     $      0.15      $        (0.58)   $      (0.13)
                                 $         (0.20)     $      0.15      $        (0.58)   $      (0.13)

Weighted average shares,
         Basic                         8,767,965        8,271,768           8,572,640       7,996,235
         Diluted                       8,767,965        8,315,316           8,572,640       7,996,235

The accompanying notes are an integral part of these consolidated statements.

--------------------------------------------------------------------------------
               Gilman + Ciocia, Inc. and Subsidiaries
             ---------------------------------------
              Consolidated Statements of Cash Flows
             ---------------------------------------
               For the Nine Months Ended March 31,
              -----------------------------------

                                             2002                         2001
                                            ------                       ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                 $    (4,940,062)             $ (1,062,016)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization               2,801,382                 2,402,898
   Amortization of debt discount                 325,661                    97,107
   Bad debt expense                              200,000                         -
   Goodwill impairment loss                      133,750                         -
   Deferred tax benefit                       (2,407,670)                 (344,812)
   Gain on sale of  mailing services            (186,718)                        -
   Gain on sale of building                      (31,297)                        -
   Amortization of deferred and other
      compensation expense                       148,976                    68,286
   Loss on asset repurchase agreement            188,221                         -
Changes in:
    Net accounts receivable                  (2,008,999)                (5,953,740)
    Prepaid expenses and other current assets    40,176                    367,435
    Other assets                               (536,685)                  (112,168)
    Accounts payable and accrued expenses     2,020,637                  1,766,183
    Income taxes receivable                      16,422                  1,995,664
    Increase in deferred tax asset              (75,065)                        -
     Net cash used in operating activities   (4,311,271)                  (775,163)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                           (801,553)                  (905,506)
Cash payments for acquisitions                 (226,250)                (1,046,785)
Proceeds on sale of building                    106,370                          -
Proceeds on sale of mailing services            347,000                          -
Proceeds on asset purchase agreement            342,580                          -
Marketable securities                            30,246                     61,602
Loan repayments from officers,
stockholders and employees                      (32,721)                  (883,139)

 Net cash  (used in) investing activities      (234,328)                (2,773,828)
CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of treasury stock                   (90,682)                  (648,503)
Reissuance of treasury stock                    283,005                    177,808
Proceeds from exercise of options                 9,625                     30,205
Proceeds from bank and other loans            9,427,046                 11,810,706
Payments of bank and capital
   lease obligations                         (7,080,414)                (7,759,948)
 Net cash provided by financing activities    2,548,580                  3,610,268
         Net decrease in cash                (1,997,019)                    61,277
CASH, and cash equivalents at
   beginning of period                        5,413,674                  4,561,293
CASH, and cash equivalents
   at end of period                        $  3,416,655               $  4,622,570
                                         =================           =================
                                         =================           =================

  The accompanying notes are an integral part of these consolidated statements.

               Gilman + Ciocia, Inc. and Subsidiaries
               ---------------------------------------
               Consolidated Statements of Cash Flows-Continued
               ---------------------------------------
                For the Nine Months Ended March 31,
                -----------------------------------

                                            2002                         2001
                                            ------                       ------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for-

Interest                                  $1,424,085                  $806,101
Income taxes                                  33,833                   205,683

Noncash transactions-
Reissuance of treasury stock at fair value   383,676                   209,286
Issuance of common stock as consideration
  in business combination                  1,243,375                 2,801,982
Issuance of common stock as bonus                  -                    53,130
Issuance of common stock in lieu of cash           -                    52,518
Capital leases                               296,815                         -
Issuance of common stock upon loan obligation300,000                         -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Details of business combinations:
Fair value of assets acquired              1,479,625                 3,848,767
Less: Liabilities assumed                    (10,000)                        -
Less: Stock issued                        (1,243,375)               (2,801,982)
                                        _____________               ___________
Cash paid for acquisitions               $   226,250               $ 1,046,785
                                        =============              ============
The accompanying notes are an integral part of these consolidated statements.

                                 Gilman + Ciocia, Inc. and Subsidiaries
                           Consolidated Statements of Stockholders' Equity
                                For the three months ended March 31, 2002

                                                                                        Note
                                                                                      Receivable      Total
                      Common Stock        Paid-In  Retained     Treasury Stock        For Shares      Stockholders'
                      Shares       Amount Capital  Earnings     Shares     Amount      Sold           Equity
                         ----------------------------------------------------------------------------------------------

Balance at July 1, 2001 8,654,829 $86,548 $27,711,953 $1,560,027  337,519  $(1,329,095) $ (105,000)   $27,924,433

Re-issuance of treasury stock
to employee stock purchase plan
                                              (64,821)           (121,964)     383,676                    318,855

Issuance of common stock on
exercise of stock options   3,500     35        9,590                                                       9,625

Issuance of common stock
upon business combinations
                          390,577   3,906   1,239,468                                                   1,243,374

Issuance of common stock
under loan obligation    100,000    1,000     299,000                                                     300,000

Rescindent of
acquisition              (41,176)    (412)   (120,235)                                                   (120,647)

Shares from employee
stock purchase plan
returned to treasury                                              32,344      (90,673)                    (90,673)

Warrants issued in connection
with debt payment
restructuring
                                              300,000                                                     300,000
Comprehensive income:

Net loss                                               (4,940,062)                                     (4,940,062)
-----------------------------------------------------------------------------------------------------------------------
Total comprehensive income                             (4,940,062)                                     (4,940,062)
-----------------------------------------------------------------------------------------------------------------------

Balance at
-----------------------------------------------------------------------------------------------------------------------
March 31, 2002 9,107,730   $91,077  $29,374,955      $(3,380,035)  247,899   $ (1,036,092) $(105,000) $24,944,905

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

2.  SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES

The consolidated financial statements and the related notes thereto as of March 31, 2002 and for the three and nine month period ended March 31, 2002 were prepared exclusively by management of the Company and are presented herein as unreviewed by the Company's independent auditors, but in the opinion of management include all adjustments necessary to present fairly the information set forth therein.

These financial statements have not been audited and the Company has not obtained an opinion of its independent accountants pursuant to SEC release Nos. 33-8070, 34-45590.

The Consolidated Balance Sheet as of March 31, 2002, the Consolidated Statements of Operations for the three months and nine months ended March 31, 2002 and 2001, and the Consolidated Statements of Cash Flows for the nine months ended March 31, 2002 and 2001 have been prepared by the Company. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and for all periods presented.

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

5. DEBT

On November 1, 2000 ("effective date"), the Company closed an $11,000,000 financing to replace its Merrill Lynch credit facility. The new financing consists of a $5,000,000 debt financing ("debt facility") with Travelers Insurance Company ("Travelers") and a $6,000,000 senior credit facility ("senior credit facility") with European American Bank ("EAB"). The interest rate on the senior credit facility is either LIBOR plus 275 basis points or Prime plus .75%. The term of the senior credit facility is twelve months and requires a 30-day clean-up period on the loan prior to its maturity on October 30, 2001. The Company had received an extension on repayment terms until the replacement senior credit facility with First Union National Bank was finalized on December 27, 2001.

On December 27, 2001, the Company closed a $7,000,000 financing to replace its European American Bank senior credit facility. The new financing consists of a $5,000,000 a term loan ("term loan") and a $2,000,000 revolving letter of credit ("revolving credit loan") with First Union National Bank ("FUNB"). The interest rate on the term loan and the revolving credit loan is LIBOR plus 2.75%. The term loan is being amortized over five years and the revolving credit loan has a term of two years. At March 31, 2002, the term loan and revolving credit loan had an outstanding principal balance of $6,750,000 and interest of $0. As of March 31, 2002, due to the decline in projected profitability for Fiscal 2002, the Company was anticipating a breach of certain debt covenants. The Company is currently working with First Union to extend the terms in conjunction with a cost restructuring and new capital investors. The modification will include paying-down the debt and changing other terms. The Company anticipates completing this amendment by June 30, 2002.

As part of the debt facility financing with Travelers, the Company issued warrants to purchase 725,000 shares of the Company's common stock. Of this amount, 425,000 warrants were issued to purchase at $4.23 per share, representing the average closing price for 20 days before the effective date. The 425,000 warrants are exercisable between November 1, 2000 and May 2, 2003. An additional 300,000 warrants to purchase shares of the Company's common stock were awarded based on a factor of the 20-day average trading price on the first anniversary of the shares ($2.23) , and have a term of thirty months from the date of grant. The value as determined by an external appraisal of these warrants at the date issued, was set at $800,000. The warrant valuation was treated as a debt discount and amortized over the five-year term of the debt facility under the interest rate method. The amortization for the three months and nine months ended March 31, 2002 was $62,642 and $191,205, respectively. As a condition of closing the FUNB loan referred to above, Travelers deferred the timing of the repayments of principal payments for a period of one year. The loan initially was to begin monthly principal payments in November of 2002. The new repayment schedule defers principal payments until November of 2003, at a new monthly amount of $197,917. Additionally, the Company will issue an additional 300,000 warrants to purchase shares of the Company stock with a purchase price of $2.23 and will expire on October 31, 2005. These warrants were valued at $300,000, increasing the total debt discount to $1,100,000. The value as determined by an external appraisal of these warrants at the date issued, was set at $300,000. The warrant valuation was treated as a debt discount and amortized over the remaining term of the original five year term of the debt facility under the interest rate method. The amortization for the three months and nine months ended March 31, 2002 was $12,794. On February 8, 2002 the Company made a $250,000 principal payment to Travelers reducing the loan balance at March 31, 2002 to $4,750,000.

On October 30, 2001, the Company received a $1,000,000 note from a private investor. This note has a one-year term, maturing on October 30, 2002. This note does not bear interest. The Company issued the lender 100,000 shares of restricted stock valued at $3.00 per share, or $300,000 and is being amortized over twelve months. Additionally, as consideration to subordinate this note to the FUNB credit, an additional restricted 50,000 shares were granted. The amortization for the three months and nine months ended March 31, 2002 was $75,000 and $125,000 respectively.


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

Goodwill  and intangible assets consist of the following classes as of:


                                March 31, 2002
                      --------------------------------------------------
                                                                Weighted average
                                        Accumulated             amortization
                        Carrying Cost   Amortization   Net      period in years
Customer Lists            $14,943,365    $3,055,419   $11,887,947       9.27
Broker-Dealer Registration    200,000        31,974       168,026         20
Non-Compete Contracts       1,090,000       543,767       546,233       4.67
House Accounts                900,000       294,470       605,530       12.5
Administrative Infrastructure 700,000       311,583       388,417          7
Independent Contractor
 Agreements                 5,700,000       908,119     4,791,881         20
Goodwill                    6,333,980       835,372     5,498,608
                           -----------     --------    ----------
                          $29,867,345    $5,980,704   $23,886,641
                         ============    ==========   ===========

                                June 30, 2001
                   ------------------------------------------------------------
Customer Lists            $14,584,980    $2,491,739   $12,093,241       9.26
Broker-Dealer Registration    200,000        24,493       175,507         20
Non-Compete Contracts       1,090,000       382,327       707,673        5.5
House Accounts                900,000       226,970       673,030       12.5
Administrative Infrastructure 700,000       236,603       463,397          7
Independent Contractor
  Agreements                5,700,000       694,246     5,005,754         20
Goodwill                    6,333,980       835,372     5,498,608
                           ----------     ---------     ---------
                         $ 29,508,960    $4,891,750   $24,617,210
                         ============   ===========  ============


     Amortization expense for intangible assets (other than goodwill) will continue to be amortized on a straight-line basis over periods ranging from five to twenty years and for the three months and nine months ended March 31, 2002 was $377,791 and $1,088,954, respectively. The annual amortization expense for the next five fiscal years, assuming no further acquisitions or dispositions, will be:

                                                     2002     $1,469,883
                                                     2003     $1,412,886
                                                     2004     $1,383,138
                                                     2005     $1,310,950
                                                     2006     $1,232,019

The Company has three reportable segments with goodwill (see note 7 segment reporting). The carrying amounts of goodwill at March 31, 2002 and June 30, 2001, are as follows:

                                       Company Tax           Broker Dealer
                                        Offices              Operations                e1040.com
Balance as of March 31, 2002 and
June 30, 2001                           $        -          $ 5,264,858               $   100,000

The table below illustrates the Company's reported results after applying SFAS No. 142 to the Company's three and nine months ended March 31, 2002 and 2001.

                                   For the three months ended March 31     For the nine months ended March 31,

                                   2002               2001                  2002               2001
                                   -------------      --------------        --------------     --------------
 Goodwill amortization             $          -       $  (82,807)           $           -      $     (248,421)
                                   -------------      --------------        --------------     --------------
                                   -------------      --------------        --------------     --------------
 Reported net profit (loss)        $ (1,775,913)      $ 1,274,905           $  (4,940,062)     $   (1,062,016)
 Add back: Goodwill amortization              -            82,807                       -             248,421
                                   --------------     --------------       --------------      --------------
       Adjusted net profit (loss)    $ (1,775,913)    $ 1,357,712           $  (4,940,062)      $    (813,595)
                                   --------------     --------------       --------------      --------------
                                   --------------     --------------       --------------      --------------

        Basic earnings per share:
        Reported net profit (loss)  $      (0.03)     $       0.14          $       (0.58)      $      (0.10)
        Add back: Goodwill amortization        -              0.01                      -               0.03
                                    -------------     --------------       --------------       --------------
        Adjusted net profit (loss)  $      (0.03)     $       0.15          $       (0.58)      $      (0.13)
                                    -------------     --------------       ---------------      --------------
        Diluted earnings per share:
        Reported net profit (loss)  $      (0.03)     $        0.14         $       (0.58)      $      (0.10)
        Add back: Goodwill amortization        -               0.01                     -               0.03
                                    -------------     --------------      ----------------      --------------
        Adjusted net profit (loss)  $      (0.03)     $        0.15         $       (0.58)      $      (0.13)
                                    -------------     --------------      ----------------      --------------

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

The following table sets forth information covering the Company's operations by reportable segment as of and for the quarters ended March 31, 2002 and 2001 and for the nine months ended March 31, 2002 and 2001:

SEGMENT REPORTING:

                                        Quarter Ended March 31,            Nine Months Ended March 31,
                                        2002              2001             2002               2001
                                        -----             -----            ------             ------

Revenues:-
Company Tax Offices:
Tax Preparation Business and          $  9,811,115       $ 14,096,694       $ 13,228,307      $  17,798,120
third party direct mail services
Financial Planning Business             10,070,558          9,193,506         31,272,531         27,621,203

Total Company Tax Offices               19,881,673         23,290,199         44,500,838         45,419,323
Broker Dealer Operations                16,185,757         19,328,163         50,003,006         53,889,591
e1040.com                                   29,473            379,972             53,444            445,280
Intercompany revenue                    (6,634,591)       (10,267,229)       (24,293,742)       (26,165,153)
                    Total revenue     $ 29,462,311       $ 32,731,106       $ 70,263,547      $  73,589,041
Income (loss) from operations:
Company Tax Offices                   $  1,425,153       $  2,807,414       $ (4,568,328)    $   (1,125,484)
Broker Dealer Operations                (1,053,045)           637,419           (658,287)         1,026,492
e1040.com                                 (493,986)          (144,887)        (1,061,904)          (509,387)
         Total income (loss) from     $   (121,878)      $  3,299,946      $  (6,288,519)      $   (608,379)
                       operations
Interest expense:
Company Tax Offices                   $   (250,779)      $   (188,616)      $   (874,253)      $    (372,294)
Broker Dealer Operations                   (13,878)            (9,668)           (41,587)            (35,800)
e1040.com                                 (169,429)          (213,481)          (498,103)           (571,407)
           Total interest expense     $   (434,086)      $   (411,764)      $ (1,413,944)      $    (979,501)
Interest income:
Company Tax Offices                    $    61,184        $     1,226        $   109,548        $     8,480
Broker Dealer Operations                    65,854             45,579            183,364            154,569
e1040.com                                        -                  -                  -                  -
            Total interest income      $   127,038        $    46,805        $   292,912        $   163,049
Other income (expenses):
Company Tax Offices                   $    (6,926)        $   (14,304)       $    61,495        $     9,961
Broker Dealer Operations                        4               7,661                  -              3,748
e1040.com                                       -                   2                324              4,293
    Total other income (expenses)     $    (6,922)       $    (6,641)        $    61,819        $    18,002
Income (loss) before taxes:
Company Tax Offices                   $ 1,228,633        $  2,605,720       $ (5,271,539)      $  (1,479,337)
Broker Dealer Operations               (1,001,065)            680,992           (516,510)         1,149,009
e1040.com                                (663,415)           (358,365)        (1,559,684)        (1,076,500)
Income (loss) before taxes            $  (435,848)       $  2,928,346       $ (7,347,732)     $  (1,406,828)
Depreciation and amortization:-
Company Tax Offices                    $  593,548         $   554,323       $  1,632,023       $  1,541,503
Broker Dealer Operations                  230,627             270,049            672,685            802,944
e1040.com                                 323,848              65,419            496,674            155,558
Total depreciation and                $ 1,148,023         $   889,790       $  2,801,382       $  2,500,005
       amortization
Identifiable assets:-
Company Tax Offices                   $50,100,523        $ 46,728,182       $ 50,100,523      $  46,728,182
Broker Dealer Operations               23,077,998          21,549,479         23,077,998         21,549,479
e1040.com                                 251,499             827,769            251,499            827,769
Intercompany elimination              (19,084,174)        (17,415,952)       (19,084,174)       (17,415,952)
        Total identifiable assets    $ 54,345,846        $ 51,689,478       $ 54,345,846      $  51,689,478
Capital expenditures:-
Company Tax Offices                   $   247,823         $   619,279        $   731,456       $    313,708
Broker Dealer Operations
                                          106,931             119,882            366,912             95,603
e1040.com                                       -              25,843                  0            184,843
      Total  capital expenditures     $   354,754         $   765,004       $  1,098,368       $    594,154

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

                             For the three months and nine months ended March
31, 2002 and 2001, compared.

         The consolidated financial statements and the related notes thereto as of March 31, 2002 and for the three and nine month period ended March 31, 2002 were prepared exclusively by management of the Company and are presented herein as unreviewed by the Company's independent auditors, but in the opinion of management include all adjustments necessary to present fairly the information set forth therein.

         These financial statements have not been subjected to the SAS 71 review pursuant to SEC release Nos.33-8070 and 34-45590.

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

           During the first nine months of Fiscal 2002, approximately 7% of the Company's revenues were earned from tax preparation services and 92% were earned from all financial planning and related services and 1% were earned from e1040.com and direct mail services.

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

Results of Operations

         The Company's revenues for the three months ended March 31, 2002 were $29,462,311 compared to $32,731,106 for the three months ended March 31, 2001, a decrease of $3,268,795 or 9%. Revenues for the nine months ended March 31, 2002 were $70,263,547 compared to $73,589,041 for the nine months ended March 31, 2001, a decrease of $3,325,494 or 5%. This decrease is the result of the current recessionary market conditions and the impact to the financial services industry from the September 11th attacks. Adding to the total decrease was a reduction in third party direct mail business of $564,188 for the nine months ended March 31, 2002 from the sale of the Progressive Mailing division in September of Fiscal 2002. A decrease in e1040.com of $350,499 and $391,837 for the three and nine months ended March 31, 2002, respectively, added to the overall decrease.

        The Company's total revenues for the three months ended March 31, 2002 consisted of $9,811,115 for tax preparation/accounting services, $19,621,723 for financial planning services and $29,473 for e1040.com. For the nine months ended March 31, 2002 total revenues consisted of $12,666,212 for tax preparation/accounting services, $57,390,256 for financial planning services, $53,444 for e1040.com and $153,635 for third party direct mail services. Tax preparation services represented 33% of the Company's total revenues for the quarter and 18% for the nine month period ending March 31, 2002. Financial planning services represented 67% of the Company's total revenues for the quarter and 82% for the nine months period ending March 31, 2002. The Company's total revenues for the three months ended March 31, 2001 consisted of $12,213,006 for tax preparation/accounting services and $20,040,270 for financial planning services, $379,972 for e1040.com and $97,858 for Progressive Mailing. For the nine months ended March 31, 2001 total revenues consisted of $14,722,951 for tax preparation/accounting services and $57,702,987 for financial planning services, $445,280 for e1040.com and $717,823 for Progressive Mailing. Tax preparation services represented 37% of the Company's total revenues for the quarter and 20% for the nine month period ending March 31, 2001. Financial planning services represented 61% of the Company's total revenues for the quarter and 78% for the nine month period ending March 31, 2001.

         The Company's operating expenses for the three months ended March 31, 2002 were $29,584,189 or 100% of revenues, an increase of $153,029 or 1%, compared to $29,431,160 or 90% of revenues for the three months ended March 31, 2001. For the nine months ended March 31, 2002, operating expenses were $76,552,066 or 109% of revenues, an increase of $2,354,646 or 3%, compared to $74,197,420, or 101% of revenues for the nine months ended March 31, 2001. The increase in operating expenses is the result of changes to the following areas:

         Salaries and Commissions increased $728,285 in the three months ended March 31, 2002 to $21,695,755, from $20,967,470 in the three months ended March 31, 2001. For the nine months ended March 31, 2002 the increase was $1,307,558, or 2%, to $57,429,458 from $56,121,900 in the nine months ended March 31, 2001. The overall increase is associated with increased head count attributed to acquisitions. In April 2002, the Company completed a cost restructuring, eliminating over $4.0 million of annual salary expenses, which will favorably impact Fiscal 2003.

         General and Administrative expenses increased $569,962 or 17% in the three months ended March 31, 2002 to $3,842,159 from $3,272,197 in the three months ended March 31, 2001. For the nine months ended March 31, 2002 the increase was $1,738,473, or 24%, to $9,033,032 from $7,294,559 in the nine months ended March 31, 2001. This increased is primarily attributed to higher professional fees and higher telecommunication costs. Based on the Company's internal projections completed in April, General and Administrative expenses will be cut by $1.0 million in Fiscal 2003.

         Rent increased $134,582 or 10% in the three months ended March 31, 2002 to $1,507,703, from $1,373,121 in the three months ended March 31, 2001. For the nine months ended March 31, 2002 the increase was $653,065, or 17%, to $4,448,669 from $3,795,604 in the nine months ended March 31, 2001. The increase resulted primarily from early lease termination payments from merging approximately twenty offices, rental rate adjustments and additional office space taken by several existing offices.

         Advertising decreased $1,492,131 or 63% in the three months ended March 31, 2002 to $890,688 from $2,382,819 in the three months ended March 31, 2001.
For the nine months ended March 31, 2002 the decrease was $1,649,272, or 53%, to $1,439,375 from $3,088,647 in the nine months ended March 31, 2001. The overall decrease is primarily attributed to lower affiliated marketing costs by the Company's internet company, e1040.com, and lower printing costs from refocusing the Company's marketing campaigns by the Company's financial planners. These decreases are offset by increased costs associated with the Company's telemarketing center identified above.

         Depreciation and Amortization increased $258,233 in the three months ended March 31, 2002 to $1,148,023, from $889,790 in the three months ended March 31, 2001. For the nine months ended March 31, 2002 the increase was $301,377,, or 11%, to $2,801,382 from $2,500,005 in the nine months ended March
31, 2001. The adoption of SFAS 142 during the reported period, which suspends amortization of goodwill, helped to reduce amortization by $82,807 and $248,421 for the three and nine months ending March 31, 2002, respectively. The overall increase in depreciation and amortization is from a larger depreciable fixed asset base in Fiscal 2002 over Fiscal 2001.

         The Company's loss from operations for the three months ending March 31, 2002 was $121,878 as compared to income of $3,299,946 for the three months ended March 31, 2001, a decrease of $3,421,824 or 104%. The Company's loss from operations for the nine months ended March 31, 2002 was $6,288,519 as compared to $608,379 for the nine months ended March 31, 2001, an increased loss of $5,680,140, or 934%. The increase loss from operations are attributed primarily to the decline in revenues.

        The Company's loss before income taxes for the three months ended March 31, 2002 was $435,848 compared to a profit of $2,928,346 for the three months ended March 31, 2001. For the nine months ended March 31, 2002 the increase loss was $5,940,904, or 422%, to $7,347,732 from $1,406,828 in the nine months ended
March 31, 2001. This nine month increase loss was attributed to the operating losses highlighted above and an increase in interest expense of $434,443 or 44% in the nine months ended March 31, 2002 to $1,413,944, from $979,501 in the nine months ended March 31, 2001. The increased interest expense is the result of a higher debt level in Fiscal 2002 over Fiscal 2001 as well as from the $141,357 amortization of the debt discount relating to the Traveler's warrants.

         The Company's loss after income taxes for the three months ended March 31, 2002 was $1,775,913 compared to a profit of $1,274,905 for the three months ended March 31, 2001. For the nine months ended March 31, 2002 the increased loss was $3,878,046, or 365%, to $4,940,062 from $1,062,016 in the nine months ended March 31, 2001. This increased loss was attributed to the operating losses analyzed above but offset by an increase in the Company's effective tax rate to 33% for the nine months ended March 31, 2002 compared to a 25% for the nine months ended March 31, 2001, which increased the Company's income tax benefit in the current period.

         The reduction in anticipated revenues for the year has the effect of decreasing anticipated net income to the extent of producing an anticipated net loss for the year, attributed to a decline in revenues and a corporate restructuring. The interaction of the effects of non-deductible goodwill amortization and the change from anticipated net income to anticipated net loss reduced the effective tax rate from 54% (reflected in quarters ended September 30 and December 31, 2001) to 33% reflected in the quarter ended March 31, 2002. An effective tax rate of 54% is reflected in the comparative quarter ended March 31, 2001.

Liquidity and Capital Resources

         The Company's revenues have been partly seasonal and are expected to continue to be somewhat seasonal. As a result, the Company must generate sufficient cash during the tax season, in addition to its available bank credit, to fund any operating cash flow deficits in the first half of the following Fiscal year. Operations during the non-tax season are primarily focused on financial planning services along with some on going accounting and corporate tax revenue. Since its inception, the Company has utilized funds from operations, proceeds from its initial public offering and bank borrowings to support operations, finance working capital requirements and complete acquisitions. The Company is currently in discussions with a private equity investor to invest between $3.0 to $4.0 million in the Company. The Company is working on finalizing the commitment and structure. The proceeds will be used to pay-down some current debt and provide working capital.

         The Company's cash flows used in operating activities totaled $4,311,271 and $775,163 for the nine months ended March 31, 2002 and 2001, respectively. The increase of $3,536,108 in cash used is due primarily to an increase in net loss of $3,878,086 to $4,940,102 in March 31, 2002 from $1,062,016 in March 31, 2001, a gain recognized in the sale of Progressive Mailing of $186,718, a gain on sale of building of $31,297, an increase in deferred tax benefit of $2,062,818 and an increase in income tax receivable of $1,979,202 and an increase in deferred tax asset of $75,105. These increases in cash flow used in operating activities were offset by an increase in the amortization of debt discount of $228,554, an increase in depreciation and amortization expense of $398,484, a loss on the rescission of an acquisition contract of $188,221, a decrease in accounts receivable of $3,944,741, an increase in accounts payable and accrued expenses of $254,454, bad debt expense of 200,000 and goodwill impairment loss of $133,750.

         Net cash used in investing activities totaled $234,328 and $2,773,828 for the nine months ended March 31, 2002 and 2001, respectively. The decrease of $2,539,500 is primarily attributed to proceeds received on sale of building of $106,370, proceeds received on sale of Progressive Mailing services of $347,000, proceeds received on asset purchase agreement of $342,580, an increase in loan repayments from officers, stockholders and employees of $850,418, a decrease in capital expenditures of $103,953 and a decrease in cash payments for acquisitions of $820,535.

         Net cash provided by financing activities totaled $2,548,580 and $3,610,268 for the nine months ended March 31, 2002 and 2001, respectively. The decrease in cash provided by financing activities of $1,061,688 is attributed to a decrease in proceeds from bank and other loans of $2,383,660 offset by a decrease in payouts of banks and capital lease obligations of $679,534. These decrease in net cash provided by financing activities were offset by a decrease in acquisition of treasury stock of $557,821 and an increase in the proceeds from the re-issuance of treasury stock of $105,197.

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

         The EAB senior credit facility totaled $6,000,000 and was structured as a line of credit for a term that expired on October 30, 2001. However, the Company had received an extension until the replacement facility was finalized on December 27, 2001. The Company closed a $7,000,000 financing to replace its EAB senior credit facility with First Union National Bank ("FUNB"). The new financing consists of a $5,000,000 a term loan ("term loan") and a $2,000,000 revolving letter of credit ("revolving credit loan"). The interest rate on the term loan and the revolving credit loan is LIBOR plus 2.75%. The term loan is being amortized over five years and the revolving credit loan has a term of two years. At March 31, 2001, the term loan and revolving credit loan had an outstanding principal balance of $6,750,000 and interest of $0.

         The Travelers loan is in the amount of $5,000,000 and has a term of five years. In the first two years, the only debt service required is interest in arrears on the first and second anniversary dates. As a condition of closing the FUNB loan referred to above, Travelers deferred the timing of the repayments of principal payments for a period of one year. The loan initially was to begin monthly principal payments in November of 2002. The new repayment schedule defers principal payments until November of 2003, at a new monthly amount of $197,917. The interest due during the amortization period will be calculated on the average loan balance outstanding and will continue to be paid in arrears on the anniversary date of the loan. The interest rate on this loan will range from Prime minus 2.25% to Prime plus 2.25%. The Travelers facility is secured by all assets of the Company and guaranteed by three principal officers of the Company. On February 8, 2002 the Company made a $250,000 principal payment to Travelers reducing the loan balance at March 31, 2002 to $4,750,000.

On October 30, 2001, the Company received a $1,000,000 note from a private investor. This note has a one-year term, maturing on October 30, 2002. This note does not bear interest. The Company issued the lender 100,000 shares of restricted stock valued at $3.00 per share, or $300,000 and is being amortized over twelve months. Additionally, as consideration to subordinate this note to the FUNB credit, an additional restricted 50,000 shares were granted. The amortization for the three months and nine months ended March 31, 2001 was $75,000 and $125,000, respectively.


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

          The Board of Directors of the Company determined after due investigation that Seth A. Akabas qualifies as an independent director under NASDAQ Marketplace Rule 4200(a)(14). The firm in which he is a partner, Akabas & Cohen, received payment of $104,007 for fees in Fiscal 2001. Under NASDAQ Marketplace Rule 4200(a)(14)(D) a director who is a partner in, or a controlling shareholder or an executive officer of, any for-profit business organization to which the Company made payments of less than 5% of the Company's or business organization's consolidated gross revenues for a year, or $200,000, whichever is more, in any of the past three years is defined as an independent director. The Board of Directors further determined that even if Mr. Akabas were unable to qualify under said Rule, he is able to fulfill, and qualifies for the role of independent director with regard to the Company even in view of his relationship to the law firm that performs services for, and is paid by, the Company. Pursuant to NASDAQ Marketplace Rule 4350(d)(2)(B), the Board of Directors has determined that his membership on the Audit Committee is required by the best interests of the Company and its shareholders, and on December 14, 2001 the Board of Directors acting by written unanimous consent, adopted a resolution so stating.



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

                  10.6 Non-competition Agreement dated November 19, 1998 among Registrant, Daniel Levy, and Joseph Clinard, incorporated by reference to Exhibit 2 on the Registrant's
                            Current Report on Form 8-K, dated November 19, 1998.

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

                  10.10 Stock and Asset Purchase Agreement dated April 5,1999 among Registrant, Prime Financial Services, Inc., Prime Capital Services, Inc., Asset & Financial Planning, Ltd., Michael Ryan and Ralph Porpora, incorporated by reference to Exhibit 1 on the Registrant's Current Report on Form 8-K, dated April 5, 1999.

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