Form 10-K
period 2002-06-30
GILMAN & CIOCIA INC
filed 2003-03-31
CIK 914142

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                    FORM 10-K

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934.

FOR THE FISCAL YEAR ENDED JUNE 30, 2002         COMMISSION FILE NUMBER 000-22996



                              GILMAN + CIOCIA, INC.
             (Exact name of registrant as specified in its charter)

                         DELAWARE                                                   11-2587324
 (State or jurisdiction of incorporation or organization)              (I.R.S. Employer Identification No.)
                     11 RAYMOND AVENUE
               POUGHKEEPSIE, NEW YORK, 12603
         (address of principal executive offices)

                                 (845) 485-3300
                         (Registrant's Telephone Number)

              SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:
                                      NONE

              SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

                     Common Stock, par value $.01 per share
                                (Title of class)

         Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[ ] No [X]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of February 24, 2003 was $2,492,942 based on a sale price of $0.45.

         As of February 24, 2003, 9,679,955 shares of the registrant's common equity were outstanding.

    Transitional Small Business Disclosure Format (check one): Yes[ ] No [X]

================================================================================

Gilman + Ciocia, Inc. (the "Company") has filed its Form 10-K for the year ended June 30, 2002 with unaudited financial statements as of and for the year ended June 30, 2002, because the Company has been unable to date to obtain the certification of Grant Thornton & Co., its independent auditors to those financial statements. The Company's prior auditors were Arthur Andersen & Co., which have gone out of business. The Company retained Grant Thornton to audit the restatement changes made to the Company's financial statements as of and for the year ended June 30, 2001 and to audit the Company's financial statements as of and for the year ended June 30, 2002. The Company expects to continue to work with Grant Thornton to obtain their certification. However, if the Company determines that Grant Thornton's certification will not be forthcoming, the Company expects to attempt to retain other independent auditors to certify the restatement changes and financial statements. As indicated in Note 1 to the unaudited financial statements, the financial statements have been prepared on the assumption that the Company will continue as a "going concern". If that assumption is incorrect, the various carrying values of the Company's assets could be materially adversely affected. An unaudited financial statement is based solely on the representations of the Company, and investors cannot rely upon any independent audit of these financial statements.

                              GILMAN + CIOCIA, INC.

                               REPORT ON FORM 10-K
                        FOR THE YEAR ENDED JUNE 30, 2002

                                TABLE OF CONTENTS



                                              PART I

Item 1.     Description of Business ........................................................................3
Item 2.     Properties.....................................................................................17
Item 3.     Legal Proceedings..............................................................................17
Item 4.     Submission of Matters to a Vote of Security Holders............................................17


                                              PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters..........................18
Item 6.     Selected Consolidated Financial Data...........................................................21
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........21
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.....................................34
Item 8.     Consolidated Financial Statements and Supplementary Data.......................................35
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........70


                                             PART III

Item 10.    Directors and Executive Officers of the Registrant.............................................71
Item 11.    Executive Compensation.........................................................................74
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
            Matters........................................................................................81
Item 13.    Certain Relationships and Related Transactions.................................................83


                                              PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K................................84


                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

OVERVIEW

         Gilman + Ciocia, Inc. (together with its wholly owned subsidiaries, the "Company" or "Gilman + Ciocia(R)" or "G+C" or "GTAX") is a corporation that was organized in 1981 under the laws of the State of New York and reorganized under the laws of the State of Delaware in 1993. The Company provides financial planning services including securities brokerage services, insurance and mortgage agency services. The Company also provides federal, state and local tax preparation to individuals, predominantly in the middle and upper income brackets. As of June 30, 2002, the Company had 121 offices operating in 15 states.

         The Company's June 30, 2002 consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management and the Board of Directors continue to explore a number of strategic alternatives regarding its remaining assets and the use of its cash on-hand, and are also identifying and implementing internal actions to improve the Company's liquidity and operations. These alternatives have included selling some of the Company's tax and financial planning practices, which in any such case could result in a significant shift in the Company's business. As discussed below and in Note 20 to the Consolidated Financial Statements, on November 26, 2002, the Company completed the sale of certain assets of the Company to Pinnacle Taxx Advisors LLC, and more recently completed the sale of a limited number of additional offices. Additionally, on November 27, 2002, the Company entered into a debt forbearance agreement with Wachovia Bank. However, except for these transactions (which are discussed more fully in Note 20 to the Consolidated Financial Statements), the consolidated financial statements do not include any adjustments as a result of these events or from the uncertainty of a shift in the Company's business.

         In Fiscal 2002, the Company had total revenues of $93.0 million representing a decrease of $11.9 million, or 11.3%, compared to $104.9 million in Fiscal 2001. This reduction was primarily attributed to the significant reduction in commissions from financial planning services provided to its clients, which decreased $10.4 million or 12.2% to $75.2 million in Fiscal 2002, from $85.6 million in Fiscal 2001. In addition, revenues from tax preparation decreased by $0.3 million, or 1.5% to $17.3 million in Fiscal 2002, from $17.6 million in Fiscal 2001. In Fiscal 2002, the revenues derived from our on-line tax preparation business and in-house direct mail business decreased by $1.3 million, or 67.3% to $0.5 million from $1.8 million in Fiscal 2001. For segment profits and use of assets, refer to Management's Discussion and Analysis and Segments (See Note 16 to Consolidated Financial Statements). In Fiscal 2002, 80.8% of the Company's revenues were derived from commissions on financial planning services, 18.6% were from tax preparation with the remaining 0.6% derived from our on-line tax preparation business and in-house direct mail business. During Fiscal 2002 the Company prepared approximately 76,300 federal and state tax returns. The decline in revenues from tax preparation is attributable to a reduction in on-line returns prepared and the impact of some tax preparer attrition and reduced tax preparation marketing, offset by acquisitions. The reduction in financial planning revenue for Fiscal 2002 was a product of the declining financial markets. The declining financial markets resulted in declines in the volume of securities transactions and in market liquidity, which resulted in lower revenues from trading activities and commissions.

         During Fiscal 2002, the Company restated its financial statements to restate gross revenue for Fiscal 2001 by a reduction of $0.6 million, which is reflected in the numbers above and throughout this document. (See Note 2a of the Notes to Consolidated Financial Statements, "Restatements")

RECENT DEVELOPMENTS

         The Company has become aware that it is the subject of a formal investigation by the Securities and Exchange Commission ("SEC"). The Company believes that the investigation concerns, among other things, the restatement of the Company's financial results for the fiscal year ended June 30, 2001 and the fiscal quarters ended March 31, 2001 and December 31, 2001 (which have been previously disclosed in the Company's amended quarterly and annual reports for such periods), the Company's delay in filing a Form 10-K for the fiscal year ended June 30, 2002 and the Company's past accounting and recordkeeping practices. The Company had previously received informal, non-public inquiries from the SEC regarding certain of these matters. On March 13, three of the Company's executives received subpoenas from the SEC requesting them to produce documents and provide testimony in connection with the formal investigation. In addition, on March 19, 2003 the Company received a subpoena requesting documents in connection with such investigation. The Company and its executives intend to comply fully with the requests contained in the subpoenas and with the SEC's investigation. The Company does not believe that the investigation will have a material effect on the Company's consolidated financial statements.


         In August 2002, the Company entered into an agreement granting an option to a group of then current management, led by Thomas Povinelli, the Company's former Chief Executive Officer, and David Puyear, the Company's former Chief Financial Officer, to leave the Company along with employees who wished to join them. Under the terms of this agreement, Messrs. Povinelli and Puyear had the option to purchase a portion of the Company's offices and the tax and financial planning revenue associated with such offices.

         On November 26, 2002 the Company finalized this transaction pursuant to an asset purchase agreement (the "Purchase Agreement") with Pinnacle Taxx Advisors LLC ("Pinnacle") dated as of September 1, 2002, whereby Pinnacle, an entity controlled by Thomas Povinelli and David Puyear, purchased certain assets of the Company. The Company sold to Pinnacle 47 offices ("Purchased Offices") and all tangible and intangible assets (the "Purchased Assets") which are associated with the operations of the Purchased Offices together representing approximately $17,690,000 in revenue, or approximately 19.0% of the Company's annual revenue. As part of the sale of the Purchased Offices all employees of the Purchased Offices were terminated by the Company as of November 15, 2002 and were hired by Pinnacle. The total purchase price payable by Pinnacle is $4,745,463. (See Note 20 of the Notes to Consolidated Financial Statements.)

         There is a risk related to the Pinnacle transaction that Pinnacle could default on its post closing obligations to the Company. Pinnacle's post closing obligations to the Company include: a closing payment promissory note (the "Closing Note") in the amount of $3,422,108; a balance promissory note (the "Balance Note") in the amount of $1,323,355; and an equipment sublease with a payment of approximately $28,000 per month. In addition, the Company will remain liable on most of the office leases assigned to Pinnacle. The Company received the following security and collateral from Pinnacle and its two principal members, Thomas Povinelli and David Puyear:

     1. The personal guarantees of Messrs. Povinelli and Puyear on the Closing Note.

     2. A collateral stock pledge and security interest from Povinelli on his 1,048,616 shares of Company common stock securing the Closing Note.

     3. A direct Assignment from Royal Alliance Associates ("Royal") of 75% of Pinnacle's commission overrides payable to Pinnacle each month up to $250,000 securing the Closing Note.

     4.   A collateral security interest in all of Pinnacle's assets.

     5. An additional collateral security interest in all of Pinnacle's commission overrides from Royal securing the equipment sublease, the Balance Note and Pinnacle's obligations under the office leases assigned to Pinnacle.

As of this date, the Company has received certain payments from Royal pursuant to the assignment in item 3 above but has not received certain payments required under the Closing Payment Promissory Note and Equipment Sublease. The Company has foreclosed on a portion of the stock described in item 2 above and is considering which additional remedies to pursue with respect to such nonpayment.

         In addition to the Pinnacle transaction, subsequent to June 30, 2002, the Company has completed the sale of 11 additional offices to various parties for an aggregate sales price of approximately $1,161,000 consisting of approximately $352,000 of cash and $809,000 of promissory notes due to the Company (See Note 20 of the Notes to Consolidated Financial Statements).

         On November 27, 2002, the Company and Wachovia Bank, National Association, formerly First Union National Bank ("Wachovia") entered into a forbearance agreement, whereby Wachovia agreed to forbear from acting on certain defaults of financial covenants by the Company under the Company's revolving credit note and term loan note. On March 5, 2003, the Company received a notice of default from the attorneys for Wachovia. Wachovia alleged that the Company was in default for the following reasons: selling eleven offices without the written consent of Wachovia; failing to remit to Wachovia the proceeds of the sales of the offices; and failing to provide to Wachovia the monthly reports required under the Forbearance Agreement. By letter dated March 10, 2003, counsel for Wachovia advised the Company that Wachovia rescinded the notice of default (See Note 20 of the Notes to Consolidated Financial Statements).

         Wachovia also consented to the sale of certain Company offices. Wachovia's rescission and consent were made in reliance on the Company's agreement that it would obtain Wachovia's prior consent for all future sales of offices and that the cash payments received or to be received from the approved sales would be remitted to Wachovia in reduction of the Company's scheduled principal payments.

         Upon a subsequent review of the Forbearance Agreement, the Company notified the attorneys for Wachovia that it was not in compliance with the following provisions of the Forbearance Agreement: late filing of several local personal property tax returns and late payment of the taxes owed; late payment of several local license fees and late payment of several vendors of materials and supplies; and failure to make rent payments on a few vacant offices for which the Company was negotiating workout payments with the landlords. The total amount due for these payables is not material and the Company has been verbally advised by counsel to Wachovia that Wachovia will not issue a notice of default for any of the items.

         On September 24, 2002, the Company received a notice from the attorneys for Travelers Insurance Company ("Travelers") alleging that the Company was in default under its debt financing (the "Debt Facility") with Travelers due to nonpayment of a $100,000 penalty for failure to meet sales production requirements as specified in the Debt Facility. The default notice stated that all unpaid interest and principal under the Debt Facility was immediately due and payable but that Travelers intended to comply with the terms of a subordination agreement between Travelers and Wachovia. Such subordination agreement greatly restricts the default remedies which Travelers could pursue against the Company. The Company sent the attorneys for Travelers a written denial that the Company had failed to meet the sales production requirements and that it was in default and Travelers has not taken any action in furtherance of its allegation of default.

ACQUISITIONS AND OTHER

         In February 1999, the Company began preparing individual income taxes online when it formed its subsidiary, e1040.com, Inc., and completed the acquisition of all the assets of an existing online tax preparation business. This subsidiary is no longer a central component of the Company's growth strategy.

         In Fiscal 1999, the Company purchased all of the issued and outstanding capital stock of Prime Capital Services, Inc. ("Prime") and of North Ridge Securities Corp. ("North Ridge"), each a registered securities broker/dealer (the "B/D Subsidiaries"), and terminated its relationship with Royal Alliance Associates, Inc. ("Royal Alliance"), an independent registered broker/dealer, through which the Company had previously referred its clients' trades for financial planning services business. Each of the financial planners to whom a client might be introduced is a registered representative ("Registered Representative") of one of the B/D Subsidiaries. Each Registered Representative is also either an employee of the Company with an employment agreement calling for a specified payout on commissions to be made by a B/D Subsidiary, or an independent contractor with a contractual Registered Representative agreement to share commissions with the B/D Subsidiary. The percent of commissions earned by the Company depends on the financial planning services that are sold. Almost all of the financial planners are also authorized agents of insurance underwriters, and the Company earns revenues from these insurance services as well. Each of the B/D Subsidiaries has its own clients independent of referrals from the tax preparation business.

         In July 1999, the Company formed a joint venture corporation, GTAX/Career Brokerage, Inc. ("GTAX/CB"), with Fiengold & Scott, Inc., a company engaged in the wholesaling of insurance and annuity products. GTAX/CB was formed to become a licensed insurance agent in all states in which the Company markets insurance and annuity products and to act as a licensed entity for the sale by the Company of life insurance, long-term health care insurance and fixed-annuity products.

         The Company underwent a transition in senior management, and in the composition of its Board of Directors in August 2002. As part of such transition, Michael Ryan was appointed President of the Company, and has since been appointed Chief Executive Officer of the Company. Thomas Povinelli voluntarily resigned as the Company's Chief Executive Officer and as a director of the Company, and David Puyear voluntarily resigned as the Company's Chief Financial Officer. As part of such transition, the Company also expanded the size of its Board of Directors to a total of nine directors (eight after Mr. Povinelli's resignation), and Edward H. Cohen, Steve Gilbert and Michael Ryan were appointed to the Board to fill the vacancies created by such expansion. Messrs. Ryan, Gilbert and Cohen will serve until the next annual meeting of stockholders of the Company at which their respective class of directors is to be elected.

         In addition, the Company switched independent auditors from Arthur Andersen LLP ("Andersen") to Grant Thornton LLP ("Grant Thornton") on August 27, 2002. (See Item 9, "Changes in and Disagreements with Accountants and Accounting and Financial Disclosure")

INDUSTRY OVERVIEW

         The United States Internal Revenue Service (the "IRS") reported that approximately 129.8 million individual 2001 federal income tax returns were filed in the United States through June 30, 2002. According to the IRS, a paid preparer completes approximately 50% of the tax returns filed in the United States each year. Among paid preparers, H&R Block, Inc. ("H&R Block") dominates the low-cost tax preparation business with approximately 10,000 offices located throughout the United States. According to information released by H&R Block, H&R Block prepared an aggregate of approximately 16.9 million United States tax returns during the 2002 tax season, which represented approximately 13% of all tax returns filed in the United States. Other than H&R Block, the tax preparation industry is highly fragmented and includes regional tax preparation services, accountants, attorneys, small independently owned companies, and financial service institutions that prepare tax returns as ancillary parts of their businesses. The ability to compete in this market depends in large part on the geographical area, specific location of the tax preparation office, local economic conditions, quality of on-site office management and the ability to file tax returns electronically with the IRS.

         According to data from the NASD, approximately 5,500 securities broker/dealers are registered in the United States, some of which provide financial planning services similar to those offered by the Company. A large number of these professionals are affiliated with larger financial industry firms. The remaining portion of the financial planning industry is highly fragmented with services provided by certified financial planners, stockbrokers and accountants.

TAX RETURN PREPARATION

         Clients. The Company prepares federal, state and local income tax returns for individuals, predominantly in the middle and upper income brackets. Accordingly, most of the Company's tax offices are located in middle and higher income neighborhoods. The Company believes that clients are attracted to the Company's tax preparation services because they prefer not to file their own tax returns and are unwilling to pay the fees charged by most accountants and tax attorneys.

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

         The Company believes that it offers clients a cost effective tax preparation service compared to services provided by accountants and tax attorneys and many independent tax preparers. The Company's volume allows it to provide uniform service at competitive prices. In addition, as compared to certain of its competitors that are open only during tax season, all of the Company's offices are open year round due to the demand for financial planning services. As a result, the Company has avoided opening offices specifically for tax season and closing them after the peak period.

         e1040.com is an online tax preparation service whereby clients submit information concerning their income, deductions, family status and financial information over the Internet to e1040.com's website. The client can elect one of two preparation options. The first option is completely automated without any human intervention by a tax professional. In other words, the return is electronically prepared based on the client's information and filed with the IRS. The second option allows clients to submit their electronic return to the Gilman + Ciocia e1040.com tax preparation center for review by a tax professional before it is filed on-line.

         Since 1990, the IRS has made electronic filing available throughout the United States. The IRS has announced its intention to increase the number of tax returns filed electronically and is currently reviewing various proposals to encourage the growth of its electronic filing program. The Company has qualified to participate in the electronic filing program with the IRS and offers clients the option of filing their federal income tax returns electronically. Under this system, the final federal income tax return is transmitted to the IRS through a publicly available software package. As part of its electronic filing program, Refund Anticipation Loans ("RAL's") are also available to the clients of the Company through arrangements with approved banking institutions. Using this service, a client is able to receive a check in the amount of his federal refund (less fees charged by the Company and banking institutions) drawn on an approved bank, at the office where he or she had his or her return prepared. RAL's are recourse loans secured by the taxpayer's refund. The Company acts only as a facilitator between the client and the bank in preparing and submitting the loan documentation and receives a fee for these services payable upon consummation of the loan. None of the Company's funds are used to finance these loans, and the Company has no liability for repayment of these loans.

         Electronic Filing. Electronic filing reduces the amount of time required for a taxpayer to receive a Federal tax refund and provides assurance to the client that the return, as filed with the IRS, is mathematically accurate. If the client desires, he or she may have his or her refund deposited by the Treasury Department directly into his or her account at a financial institution designated by the client.

         Tax Preparers. The Company's tax preparation business is conducted predominantly in the months of February, March and April when most individuals prepare their federal, state and local income tax returns. During the tax season, the Company increases the number of employees by approximately
300. Almost all of the Company's professional tax preparers have tax preparation experience, and the Company has specifically tested and trained each one to meet the required level of expertise to properly prepare tax returns. A large percentage of the Company's seasonal employees return in the next year. The Company generally utilizes advertisements in local newspapers to recruit the remainder of its seasonal workforce.

         The Company's tax preparers are generally not certified public accountants. Therefore, they are limited in the representation that they can provide to clients of the Company on an audit by the IRS. Only an attorney, a certified public accountant or a person specifically enrolled to practice before the IRS can represent a taxpayer in an audit. The Company's tax preparation business subjects it to potential civil liabilities under the Internal Revenue Code for knowingly preparing a false return or not complying with all applicable laws and regulations relating to preparing tax returns. Although the Company believes that it complies with all applicable laws and regulations, no assurance can be given that the Company will never incur any material fines or penalties. In addition, the Company does not maintain professional liability or malpractice insurance policies. No assurance can be given that the Company will not be subject to professional liability or malpractice suits. The Company has never been the subject of a malpractice lawsuit for tax preparation.

FINANCIAL PLANNING

         While preparing tax returns, clients often consider other aspects of their financial needs, such as insurance, investments, retirement and estate planning. To capitalize on this situation, the Company offers every client the opportunity to complete a questionnaire that discloses information on his or her financial situation. Financial planners subsequently review these questionnaires and evaluate whether the client may benefit from financial planning services. Upon request, the client is then introduced to a financial planner.

         Most middle and upper income individuals require a variety of financial planning services. If the client seeks insurance or annuity products in connection with the creation of a financial plan, he or she is referred to a financial planner (who may also be a tax preparer) who is an authorized agent of an insurance underwriter. If the client seeks mutual fund products or other securities for investment, he or she is referred to a financial planner of the Company (who may also be a tax preparer) who is a Registered Representative of one of the B/D Subsidiaries of the Company. See "Relationship with Registered Representatives of Securities Broker/ Dealers" and "Relationship with Authorized Agents of Insurance Underwriters."

         Approximately 90% of the Company's offices provide both tax preparation and regular financial planning services. The remaining Company offices provide predominantly tax preparation services and have no regular financial planner associated with them, although financial planners from other offices work with clients from all of these offices.

         Relationship with Registered Representatives of Securities Broker/Dealer. The Company financial planners that provide financial planning services to the Company's clients are Registered Representatives of the B/D Subsidiaries, which are registered securities broker/dealers and members of the National Association of Securities Dealers. To become a Registered Representative, a person must pass one or more of a series of qualifying exams administered by the NASD that test the person's knowledge of securities and related regulations.

         The B/D Subsidiaries supervise the Registered Representatives with regard to all regulatory matters. In addition to certain mandatory background checks required by the NASD, the Company also requires that each Registered Representative respond in writing to a background questionnaire.

         If clients of the Company inquire about the acquisition or sale of investment securities, they are directed to a Registered Representative. The Registered Representatives are able to effect transactions in such securities at the request of clients and retain a certain percentage of the commissions earned on such transactions. All security transactions are introduced and cleared on a fully disclosed basis through a clearinghouse broker that is a member of the New York Stock Exchange.

         About 90% of the securities transactions handled by Registered Representatives of the B/D Subsidiaries involve mutual funds, variable annuities, managed money products and variable life insurance. The balance of the firms' business includes stocks, bonds, and other securities.

         Each of the Registered Representatives licensed with the B/D Subsidiaries, except the officers of the Company, has entered into a commission sharing agreement with the Company. The agreement generally provides that a specified percentage of the commissions earned by the Company are paid to the Registered Representative. The Company maintains agreements with its employee Registered Representatives similar to those made with other key employees of the Company that contain covenants requiring them to maintain strict confidentiality and to refrain from certain competition with the Company.

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

         Relationship with Authorized Agents of Insurance Underwriters. Certain of the Company's full-time employees and financial planners are authorized agents of insurance underwriters. If clients of the Company inquire about insurance products, they are directed to one of these authorized agents. These agents are able, through several insurance underwriters, to sell insurance products to clients and are paid a certain percentage of the commissions earned on such sales. The Company is an authorized insurance agent under both New York and Florida law. The Company's 50% owned subsidiary, GTAX/CB, is an authorized agent under New York State law.

         Each of the insurance agents (except the Company's officers) has entered into a commission sharing agreement with the Company. Each such agreement generally provides that a specified percentage of the commissions earned by the Company are paid to the agent. In the commission sharing agreements, the employee agents also agree to maintain certain Company information as confidential and not to compete with the Company.

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

         The B/D Subsidiaries business and the securities industry in general are subject to extensive regulation in the United States at both the federal and state levels, as well as by self-regulatory organizations ("SRO's").

         In the United States, the Securities and Exchange Commission ("SEC") is the federal agency primarily responsible for the regulation of broker/dealers and investment advisers doing business in the United States. The Board of Governors of the Federal Reserve System promulgates regulations applicable to securities credit transactions involving broker/dealers and certain other United States institutions. Each of the B/D Subsidiaries is registered as a broker/dealer with the SEC. Certain aspects of broker-dealer regulation have been delegated to securities industry SRO's, principally the NASD and the New York Stock Exchange ("NYSE"). These SRO's adopt rules (subject to SEC approval) that govern the industry, and along with the SEC, conduct periodic examinations of the B/D Subsidiaries' operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business.

         Broker/Dealers are subject to regulations covering all aspects of the securities industry, including sales practices, trade practices among broker/dealers, capital requirements, the use and safekeeping of clients' funds and securities, record keeping and reporting requirements, supervisory and organizational procedures intended to ensure compliance with securities laws and to prevent unlawful trading on material nonpublic information, employee related matters, including qualification and licensing of supervisory and sales personnel, limitations on extensions of credit in securities transactions, clearance and settlement procedures, requirements for the registration, underwriting, sale and distribution of securities and rules of the SRO's designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker/dealers and their clients. As a result, many aspects of the relationship between broker/dealers and clients are subject to regulation, including in some instances, requirements that brokers make "suitability" determinations as to certain customer transactions, limitations on the amounts that may be charged to clients, timing of proprietary trading in relation to client's trades, and disclosures to clients.

         Additional legislation, changes in rules promulgated by the SEC, state regulatory authorities or SRO's, or changes in the interpretation or enforcement of existing laws and rules may directly affect the mode of operation and profitability of broker/dealers. The SEC, SRO's and state securities commissions may conduct administrative proceedings, which can result in censure, fines, the issuance of cease-and-desist orders or the suspension or expulsion of a broker/dealer, its officers or employees. The principal purpose of regulating and disciplining broker/dealers is the protection of customers and the securities markets, not the protection of creditors or shareholders of broker/dealers.

         As registered broker/dealers, the B/D Subsidiaries are required to establish and maintain a system to supervise the activities of their retail brokers, including their independent contractor offices, and other securities professionals. The supervisory system must be reasonably designed to achieve compliance with applicable securities laws and regulations, as well as SRO rules. The SRO's have established minimum requirements for such supervisory systems; however, each broker/dealer must establish procedures that are appropriate for the nature of its business operations. Failure to establish and maintain an adequate supervisory system may result in sanctions imposed by the SEC or a SRO that could limit the B/D Subsidiaries abilities to conduct their securities business. Moreover, under federal law and certain state securities laws, the B/D Subsidiaries may be held liable for damages resulting from the unauthorized conduct of their account executives to the extent that the B/D Subsidiaries have failed to establish and maintain an appropriate supervisory system.

         Prime. Approximately 90% of the securities transactions effected by Prime's Registered Representatives involve mutual funds, variable annuities, managed money products and variable life insurance. The balance of the firm's business includes stocks, bonds, and other securities. Individual stock, mutual funds and bond transactions are processed through National Financial Services, Corp., which is a wholly owned subsidiary of Fidelity Investments, where all accounts are insured for up to $100 million.

         Prime receives commissions generated by financial planners who are Registered Representatives of Prime. As of June 30, 2002, Prime had 303 Registered Representatives. (For an explanation of the role of Registered Representatives, see "Relationship with Registered Representatives of Broker/Dealer " above.)

         Prime is registered as a securities broker/dealer under the Securities Exchange Act of 1934, (the "1934 Act"), and has been a member of the NASD since 1986. In addition, Prime has effected all filings under state law to register as a broker/dealer in every state in which it operates.

         North Ridge. Approximately 90% of the securities transactions effected by North Ridge's Registered Representatives involve mutual funds, variable annuities, managed money products and variable life insurance. The balance of the firm's business includes stocks, bonds, and other securities. Typically, these transactions are unsolicited and executed at discounted commission rates. Individual stock, mutual funds and bond transactions are processed through Pershing & Co., the clearing division of Donaldson, Lufkin & Jenrette, where all accounts are insured for up to $100 million.

         North Ridge receives commissions generated by financial planners. As of June 30, 2002 North Ridge had approximately 80 Registered Representatives. (For an explanation of the role of Registered Representatives, see "Relationship with Registered Representatives of Broker/Dealer " above.)

         North Ridge is registered as a securities broker/dealer under the of 1934 Act and has been a member of the NASD since July 1990. In addition, North Ridge has effected all of the required filings under state law to register as a broker/dealer in the states in which it is required to register.

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

         Telemarketing. The Company promotes its Registered Representatives' financial planning seminars through the Company's telemarketing center.

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

ACQUISITIONS

         The Company's current strategy is not to actively pursue acquisitions. Although the Company's current strategy involves selling certain tax preparation and financial planning businesses and does not contemplate opening or acquiring many new offices, the Company does have a formalized acquisition model and would consider acquiring businesses that conform to such model if sufficient capital is available for an acquisition. This acquisition model requires each acquired practice to commit to delivering a minimum level of profitability in the first year of post-acquisition operations. These minimum future performance and profitability targets, established at the closing, limit future purchase payments unless the profitability targets are met. In addition, the targets help to keep the principals of the acquired practices focused on delivering profitability, which is accretive to the Company's earnings. In addition to establishing contingent purchase price performance criteria, the Company generally uses its stock as a significant component of the initial and future purchase payments. We are in the third year of a significant market decline, and if the market price of our stock continues to decline it will make it more difficult to use our stock as currency for future acquisitions.

COMPETITION

         Competitors include companies specializing in income tax preparation as well as companies that provide general financial services. Many of these competitors, in the tax preparation field, including H&R Block, and many well-known brokerage firms in the financial service field have significantly greater financial and other resources than the Company. The Company's online tax preparation competitors during the 2001 tax season were primarily Intuit and HR Block.com. The Company believes that the primary elements of competition are convenience, location, local economic conditions, quality of on site management, quality of service, price, and with respect to online operations, effective affiliation campaigns and ease of using the service. There is no assurance that the Company will be able to compete successfully with larger and more established companies.

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

         The Registered Representatives are strictly regulated in their activities as Registered Representatives of a broker/dealer under the Federal Securities Exchange Act of 1934, state regulation, the rules of the NASD, and by the rules and regulations of the broker/dealer.

         Prime and North Ridge are registered broker/dealers: Prime is registered in every state and North Ridge is registered in every state it does business. Gilman + Ciocia is not registered as a broker/dealer in any state and does not believe that it is currently required to so register.

         The Company is registered with the Securities and Exchange Commission as an investment advisor.

EMPLOYEES

         As of June 30, 2002, the Company employed 901 persons on a full-time full-year basis, including five officers. During peak season the Company employs approximately 1,145 full-time employees, of which approximately 244 are seasonal and do only tax preparation or provide support functions. Approximately 70% of the Company's seasonal employees return the following year and the Company uses advertisements in online job sites, to meet the balance of its recruiting needs. The minimum requirements for a tax preparer at the Company are generally some tax preparation experience and a passing grade on an examination given by the Company.

         The Company also is affiliated with approximately 383 independent Registered Representatives in addition to the G+C employee Registered Representatives, who have entered into commission sharing agreements with one of the Company's Broker/Dealer Subsidiaries.

         On November 26, 2002 the Company finalized the transaction with Pinnacle Taxx Advisors LLC ("Pinnacle") whereby Pinnacle, an entity controlled by Thomas Povinelli and David Puyear, purchased certain assets of the Company. The Company sold to Pinnacle 47 offices ("Purchased Offices") and all assets which are associated with the operations of the Purchased Offices together. As part of the sale of the Purchased Offices 137 employees of the Purchased Offices were terminated by the Company as of November 15, 2002 and were hired by Pinnacle (See Note 20 of the Notes to Consolidated Financial Statements.)

RISK FACTORS

         This Form 10-K contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Form 10-K, the words "anticipate," "believe," "estimate," "should," "expect" and similar expressions, as they relate to the Company or its management, are intended to identify such forward looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below.

         Investors should not rely on past revenues as a prediction of future revenues. Additionally, the Company's June 30, 2002 consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management and the Board of Directors are currently exploring a number of strategic alternatives regarding its remaining assets and the use of its cash on-hand, and are also continuing to identify and implement internal actions to improve the Company's liquidity and operations. These alternatives include selling some of their tax and financial planning practices, which in any such case could result in a significant shift in the Company's business. The Company has recently sold certain of its offices to Pinnacle Taxx Advisors LLC, ("Pinnacle") and has recently completed the sale of a limited number of additional offices. However, except for these transactions (which are discussed more fully in Note 20 to the Consolidated Financial Statements), the consolidated financial statements do not include any adjustments that might result due to these events or from the uncertainty of a shift in the Company's business.

         There is a risk related to the recent sale of the offices to Pinnacle that Pinnacle could default on its post closing obligations to the Company. Pinnacle's post closing obligations to the Company include: a Closing Payment Promissory Note in the amount of $3,422,108; a Balance Promissory Note in the amount of $1,323,355; and an equipment sublease with a payment of approximately $28,000 per month. In addition, the Company will remain liable on most of the office leases assigned to Pinnacle. The Company received the following security and collateral from Pinnacle and its two principal members, Thomas Povinelli ("Povinelli") and David Puyear ("Puyear"):

     1. The personal guarantees of Povinelli and Puyear on the Closing Payment Promissory Note.
     2. A collateral stock pledge and security interest from Povinelli on his 1,048,616 shares of Company common stock securing the Closing Payment Promissory Note.
     3. A direct Assignment from Royal Alliance Associates ("Royal") of 75% of Pinnacle's commission overrides payable to Pinnacle each month up to $250,000 securing the Closing Payment Promissory Note.
     4.   A collateral security interest in all of Pinnacle's assets.
     5. An additional collateral security interest in all of Pinnacle's commission overrides from Royal securing the Equipment Sublease, the Balance Promissory Note and Pinnacle's obligations under the office leases assigned to Pinnacle.

As of this date, the Company has received certain payments from Royal pursuant to the assignment in item 3 above, but has not received certain payments required under the Closing Payment Promissory Note and Equipment

Sublease. The Company has foreclosed on a portion of the stock described in item 2 above and is considering which additional remedies to pursue with respect to such nonpayment. As a result of the transaction with Pinnacle, the Company must generate sufficient cash flow with fewer offices to cover fixed expenses that may not decrease proportionately.

         The Company and Wachovia Bank, National Association, formerly First Union National Bank ("Wachovia") recently entered into a forbearance agreement (the "Forbearance Agreement"), whereby Wachovia agreed to forbear from acting on certain defaults of financial covenants by the Company under the Company's revolving credit note and term loan note. On March 5, 2003, the Company received a notice of default from the attorneys for Wachovia. Wachovia alleged that the Company was in default for the following reasons: selling eleven offices without the written consent of Wachovia; failing to remit to Wachovia the proceeds of the sales of the offices; and failing to provide to Wachovia the monthly reports required under the Forbearance Agreement. By letter dated March 10, 2003, counsel for Wachovia advised the Company that Wachovia rescinded the notice of default (See Note 20 of the Notes to Consolidated Financial Statements).

         Wachovia also consented to the sale of certain Company offices. Wachovia's rescission and consent were made in reliance on the Company's agreement that it would obtain Wachovia's prior consent for all future sales of offices and that the cash payments received or to be received from the approved sales would be remitted to Wachovia in reduction of the Company's scheduled principal payments.

         Upon a subsequent review of the Forbearance Agreement, the Company notified the attorneys for Wachovia that it was not in compliance with the following provisions of the Forbearance Agreement: late filing of several local personal property tax returns and late payment of the taxes owed; late payment of several local license fees and late payment of several vendors of materials and supplies; and failure to make rent payments on a few vacant offices for which the Company was negotiating workout payments with the landlords. The total amount due for these payables is not material and the Company has been verbally advised by counsel to Wachovia that Wachovia will not issue a notice of default for any of the items.

         If the Company does not comply with the financial covenants and other obligations in its loan agreement with Wachovia, or its agreements with other institutional lenders, and such lenders elected to pursue their available remedies, the Company's operations and liquidity would be materially adversely affected and the Company could be forced to cease operations. On September 24, 2002, the Company received a notice from the attorneys for Travelers Insurance Company ("Travelers") alleging that the Company was in default under its debt financing (the "Debt Facility") with Travelers due to nonpayment of a $100,000 penalty for failure to meet sales production requirements as specified in the Debt Facility. The default notice stated that all unpaid interest and principal under the Debt Facility was immediately due and payable but that Travelers intended to comply with the terms of a subordination agreement between Travelers and Wachovia. Such subordination agreement greatly restricts the default remedies which Travelers could pursue against the Company. The Company sent the attorneys for Travelers a written denial that the Company had failed to meet the sales production requirements and that it was in default and Travelers has not taken any action in furtherance of its allegation of default.

         If the broker/dealers and Financial Planners that the Company acquires or recruits do not perform successfully, the Company's operations may be adversely affected. The Company plans to continue to expand into the area of financial planning, both through the acquisition of independent securities broker/dealers and by recruiting financial planners. The Company's revenue growth will in large part depend upon the successful integration and profitability of the broker/dealers acquired. The Company's growth will also depend on the successful operation of independent financial planners who are recruited to join the Company. The financial planning segment of the Company's business has generated an increasing portion of the Company's revenues during the past few years, and if such segment does not continue to be successful, the Company's rate of growth may decrease.

         If the tax preparation practices that the Company acquires do not perform successfully, the Company's operations may be adversely affected. As part of its strategy, the Company has historically pursued the acquisition of tax preparation practices, however the Company's current strategy is not to actively pursue acquisitions until such time that sufficient working capital is available The success of the Company will in part depend upon the successful operation of the practices acquired and the integration of the acquired businesses into the Company. A rapid acquisition of offices that do not remain profitable would reduce the Company's net income and could depress future operating results. If the acquired companies do not perform as expected or the Company cannot effectively integrate the operations of the acquired companies, the Company's operating results could be materially adversely affected.

         If the Company opens a number of new offices that do not perform successfully, the Company's operations may be adversely affected. In order to open new offices, the Company incurs significant expenses to purchase furniture, equipment and supplies. The Company has found that a new office usually suffers a loss in its first year of operation, shows no material profit or loss in its second year of operation and does not attain profitability, if ever, until its third year of operation. Therefore, the Company's operating results could be materially adversely affected in any year that the Company opens a significant number of new offices. However, the Company's current strategy does not contemplate opening many new offices. In fact, in November 2002 the Company has sold some of its network of offices to Pinnacle Taxx Advisors LLC, to improve the Company's liquidity and operations.

         If the financial market continues to slow, the Company's financial planning segment will suffer decreased revenues as was the case in Fiscal 2002. The Company's revenue and profitability may be adversely affected by declines in the volume of securities transactions and in market liquidity, which generally result in lower revenues from trading activities and commissions. Lower securities price levels may also result in a reduced volume of transactions, as well as losses from declines in the market value of securities held in trading, investment and underwriting positions. In periods of low volume, the fixed nature of certain expenses, including salaries and benefits, computer hardware and software costs, communications expenses and office leases, will adversely affect profitability. Sudden sharp declines in market values of securities and the failure of issuers and counterparts to perform their obligations can result in illiquid markets in which the Company may incur losses in its principal trading and market making activities.

         If the Company is unable to secure adequate working capital financing during the "off-season", the Company's operating results may be materially adversely affected. The tax season occurs predominantly during the third Fiscal quarter, and, therefore, that quarter is generally the Company's most profitable. The Company has historically experienced significantly reduced earnings during the remainder of the year. From July 1st to December 31st each year, the Company generally requires significant working capital financing to fund operations until cash flows from the upcoming tax season materialize. If the Company was not able to secure such financing or if such financing was not available on terms favorable to the Company, the Company's operating results could be materially adversely affected, and the Company would have to curtail its operations.

         If competitors in the industry began to encroach upon the Company's market share, the Company's operations may be adversely affected. The income tax preparation and financial planning services industries are highly competitive. The Company's competitors include companies specializing in income tax preparation as well as companies that provide general financial services. The Company's principal competitor is H+R Block, Inc. in the tax preparation field and many well-known national brokerage and insurance firms in the financial services field. Many of these competitors have larger market shares and significantly greater financial and other resources than the Company. The Company may not be able to compete successfully with such competitors. Competition could cause the Company to lose existing clients, slow the growth rate of new clients and increase advertising expenditures, all of which could have a material adverse effect on the Company's business or operating results.

         If a large number of the Company's departing employees and financial planners were to enter into competition with the Company, the Company's operations may be adversely affected. Departing employees and financial planners may compete with the Company. Although the Company attempts to restrict such competition contractually, as a practical matter enforcement of contractual provisions prohibiting small-scale competition by individuals is difficult. In the past, departing employees and financial planners have competed with the Company. They have the advantage of knowing the Company's methods and, in some cases, having access to the Company's clients. No assurance can be given that the Company will be able to retain its most important employees and financial planners or that the Company will be able to prevent competition from them or successfully compete against them. If a substantial amount of such competition occurs, the corresponding reduction of revenue may materially adversely affect the Company's operating results.

         If any of the Company's key personnel were to leave its employ, the Company's operations may be adversely affected. The Company believes that its ability to successfully implement its business strategy and operate profitably depends on the continued employment of James Ciocia, its Chairman of the Board, Michael P. Ryan, its President and Chief Executive Officer and President of its Prime subsidiary, Ted Finkelstein, its Vice President and General Counsel, Kathryn Travis, its Secretary, Carole Enisman, the Chief Operating Officer of its Prime subsidiary, and Daniel Levy, the President of its North Ridge subsidiary. If any of these individuals become unable or unwilling to continue in his or her present position, the Company's business and financial results could be materially adversely affected.

         If the IRS were to impose a material fine under the Internal Revenue Code, the Company may suffer a decline in operating results. The Company's business of preparing tax returns subjects it to potential civil liabilities for violations of the Internal Revenue Code or other regulations of the IRS. The Company has never been assessed with material civil penalties or fines. However, if a Company violation resulted in a material fine or penalty, the Company's operating results could be materially adversely affected. In addition, the Company does not maintain any professional liability or malpractice insurance policies for tax preparation. The Company has never been the subject of a malpractice lawsuit. However, the significant uninsured liability and the legal and other costs relating to such claims could materially adversely affect the Company's business and operating results.

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

         The Company does not hire a large number of CPA's, which could affect the Company's ability to provide adequate I.R.S. representation services to the marketplace. The Company utilizes a significant number of seasonal employees who are not certified public accountants or tax attorneys, to provide tax preparation services. Under state law, the Company is not allowed to provide legal tax advice, and the Company does not employ nor does it retain any tax attorneys on a full time basis. Because most of the Company's employees who prepare tax returns are not certified public accountants, tax attorneys or otherwise enrolled to practice before the IRS, such employees of the Company are strictly limited as to the roles they may take in assisting a client in an audit with the IRS. These limitations on services that the Company may provide could hinder the Company's ability to market its services.

         Furthermore, the small percentage of certified public accountants or tax attorneys available to provide assistance and guidance to the Company's tax preparers may increase the risk of the improper preparation of tax returns by the Company. The improper preparation of tax returns could result in significant defense expenses and civil liability.

         If the Company were to lose its trademarks or other proprietary rights, the Company could suffer decreased revenues. The Company believes that its trademarks and other proprietary rights are important to its success and its competitive position. The Company has registered its "Gilman + Ciocia" trademark and its "e1040.com" trademark with the U.S. Patent and Trademark Office and devotes substantial resources to the establishment and protection of its trademarks and proprietary rights. However, the actions taken by the Company to establish and protect its trademarks and other proprietary rights may be inadequate to prevent imitation of its services and products by others or to prevent others from claiming violations of their trademarks and proprietary rights by the Company. In addition, others may assert rights in the Company's trademarks and other proprietary rights. If the Company were to lose the exclusive right to its trademarks, its operations would be materially adversely affected.

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

         If a third party wanted to acquire control of the Company it could be prevented by the Company's classified board and its ability to issue preferred stock without shareholder approval and the marketability of the Company's stock could be affected. Certain provisions of the Certificate of Incorporation could make it more difficult for a third party to acquire control of the Company, even if such change in control would be beneficial to stockholders. The Certificate of Incorporation allows the Company to issue preferred stock without stockholder approval. Such issuance could make it more difficult for a third party to acquire the Company. The Certificate of Incorporation also provides for a classified board of directors, which would prevent a third party from acquiring a majority of the Common Stock from immediately electing a new board of directors.

         Low trading volume of the Company's stock increases volatility, which could result in the impairment of the Company's ability to obtain equity financing. As a result, historical market prices may not be indicative of market prices in the future. In addition, the stock market has recently experienced extreme stock price and volume fluctuation. The Company's market price may be impacted by changes in earnings estimates by analysts, economic and other external factors and the seasonality of the Company's business. Fluctuations or decreases in the trading price of the Common Stock may adversely affect the stockholders' ability to buy and sell the Common Stock and the Company's ability to raise money in a future offering of Common Stock. The shares of our Common Stock were delisted from the NASDAQ national market in August 2002, and the market price of our shares has dramatically declined since the delisting. See "Market for Common Equity and Related Stockholder Matters".

         If restrictions that are in place on the future sale of the Common Stock of the Company were released the market price of the stock may decline. Various restrictions on the possible future sale of Common Stock may have an adverse affect on the market price of the Common Stock. Approximately 4.5 million shares of the Common Stock outstanding are "restricted securities" under Rule 144 of the Securities Act of 1933, as amended (the "Act").

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

         If a material risk inherent to the securities industry was to be realized the value of the Company's stock may decline. The securities industry, by its very nature, is subject to numerous and substantial risks, including the risk of declines in price level and volume of transactions, losses resulting from the ownership, trading or underwriting of securities, risks associated with principal activities, the failure of counterparties to meet commitments, customer, employee or issuer fraud risk, litigation, customer claims alleging improper sales practices, errors and misconduct by brokers, traders and other employees and agents (including unauthorized transactions by brokers), and errors and failure in connection with the processing of securities transactions. Many of these risks may increase in periods of market volatility or reduced liquidity. In addition, the amount and profitability of activities in the securities industry are affected by many national and international factors, including economic and political conditions, broad trends in industry and finance, level and volatility of interest rates, legislative and regulatory changes, currency values, inflation, and the availability of short-term and long-term funding and capital, all of which are beyond the control of the Company.

         Several current trends are also affecting the securities industry, including increasing consolidation, increasing use of technology, increasing use of discount and online brokerage services, greater self reliance of individual investors and greater investment in mutual funds. These trends could result in the Company facing increased competition from larger broker/dealers, a need for increased investment in technology, or potential loss of clients or reduction in commission income. These trends or future changes could have a material adverse effect on the Company's business, financial condition, and results of operations or cash flows.

         If new regulations are imposed on the securities industry the operating results of the Company may be adversely affected. The SEC, the NASD, the NYSE and various other regulatory agencies have stringent rules with respect to the protection of customers and maintenance of specified levels of net capital by broker/dealers. The regulatory environment in which the Company operates is subject to change. The Company may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, the NASD, other U.S. governmental regulators or SROs . The Company also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by the SEC, other federal and state governmental authorities and SROs.

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

         If the Company were to be found liable to clients for misconduct alleged in civil proceedings, the Company's operations may be adversely affected. Many aspects of the Company's business involve substantial risks of liability. There has been an increase in litigation and arbitration within the securities industry in recent years, including class action suits seeking substantial damages. Broker/dealers such as the B/D Subsidiaries are subject to claims by dissatisfied clients, including claims alleging they were damaged by improper sales practices such as unauthorized trading, churning, sale of unsuitable securities, use of false or misleading statements in the sale of securities, mismanagement and breach of fiduciary duty. The B/D Subsidiaries may be liable for the unauthorized acts of their retail brokers and independent contractors if they fail to adequately supervise their conduct. The B/D Subsidiaries are currently defendants/respondents in several such proceedings. If all of such proceedings were to be resolved unfavorably to the Company, the Company's financial condition could be adversely affected. It should be noted, however, that the B/D Subsidiaries maintain securities broker/dealer's professional liability insurance to insure against this risk. From time to time, in connection with hiring retail brokers, the Company is subject to litigation by a broker's former employer. The adverse resolution of any legal proceedings involving the Company could have a material adverse effect on its business, financial condition, and results of operations or cash flows.

ITEM 2.           PROPERTIES

         As of June 30, 2002, the Company provided services to its clients at 121 local offices in 15 states: forty-one in New York, twenty-six in Florida, twelve in New Jersey, seven in Arizona, six in Connecticut, five in Massachusetts, five in Maryland, four in Ohio, four in Nevada, , four in Washington, three in Illinois, one in Texas, one in Colorado, one in Michigan and one in Kentucky. A majority of the offices are leased in commercial office buildings. Most of the Company's offices are leased pursuant to standard form office leases. The leases range in terms remaining from one to seven years. The Company's rental expense during Fiscal 2002 was $6.0 million. The Company believes that any of its offices could be replaced with comparable office space, however location and convenience is an important factor in marketing the Company's services to its clients. Since the Company advertises in the geographic area surrounding the office location, the loss of such an office that is not replaced with a nearby office could adversely affect the Company's business at that office. The Company generally needs approximately 1,000-3,000 square feet of usable floor space to operate an office, and its needs can be flexibly met in a variety of real estate environments. Therefore, the Company believes that its facilities are adequate for its current needs.

         In August 2002, the Company consolidated the Executive Headquarters in White Plains, NY into the Operations Center in Poughkeepsie, NY. The Operations Center facility in Poughkeepsie, NY is owned by an entity controlled by Michael Ryan, our CEO and President. The relocation of the Corporate Headquarters was a result of the Company's ongoing cost-containment initiatives.

         On November 26, 2002, the Company finalized a transaction whereby it sold 47 of its offices to Pinnacle Taxx Advisors LLC (See Note 20 of the Notes to Consolidated Financial Statements). In connection with the sale all operating leases associated with the purchased offices were assigned to and assumed by Pinnacle, including the former Executive Headquarters office in White Plains, NY.

         The Company also owned one building where in Babylon, New York office previously operated. In September 2001, the Company sold its other owned building in Palmer, Massachusetts. The net proceeds from this sale were $106,000.

ITEM 3.           LEGAL PROCEEDINGS

         The Company has become aware that it is the subject of a formal investigation by the Securities and Exchange Commission ("SEC"). The Company believes that the investigation concerns, among other things, the restatement of the Company's financial results for the fiscal year ended June 30, 2001 and the fiscal quarters ended March 31, 2001 and December 31, 2001 (which have been previously disclosed in the Company's amended quarterly and annual reports for such periods), the Company's delay in filing a Form 10-K for the fiscal year ended June 30, 2002 and the Company's past accounting and recordkeeping practices. The Company had previously received informal, non-public inquiries from the SEC regarding certain of these matters. On March 13, 2003 three of the Company's executives received subpoenas from the SEC requesting them to produce documents and provide testimony in connection with the formal investigation. In addition, on March 19, 2003 the Company received a subpoena requesting documents in connection with such investigation. The Company and its executives intend to comply fully with the requests contained in the subpoenas and with the SEC's investigation. The Company does not believe that the investigation will have a material effect on the Company's consolidated financial statements.

         The Company is engaged in lawsuits in the ordinary course of business that management believes will not have a material effect on its financial position.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its last annual meeting of shareholders on December 14, 2001. The following items were approved at the shareholder meeting:

     1. Thomas Povinelli and Kathryn Travis were elected as Class C members of the Board of Directors.
     2. Doreen Biebusch was elected as a Class A member of the Board of Directors.
     3. The Company's 2001 Joint Incentive and Non-Qualified Stock Option Plan was ratified and adopted.

     4. Arthur Andersen, LLP was ratified as the Company's independent certified public accountants for the fiscal year ending June 30, 2002. Grant Thornton has since replaced Arthur Andersen, LLP as the Company's independent certified public accountants (See item 9 "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure").


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The shares of our Common Stock were delisted from the NASDAQ national market in August 2002, and now trade in the over-the-counter market on what is commonly called the pink sheets under the symbol "GTAX.PK." As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. We are now subject to Rule 15c2-11 promulgated by the Securities and Exchange Commission. If we fail to meet criteria set forth in such Rule including making all required filings under the Exchange Act, various practice requirements are imposed on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have a materially adverse effect on the ability of broker-dealers to sell the Company's securities, which may materially affect the ability of shareholders to sell the securities in the secondary market.

         The following table sets forth the high and low sales prices for the Common Stock during the periods indicated as reported by the NASDAQ stock market.

                                                         SALES PRICES
     QUARTER ENDED                                 HIGH                LOW
     -------------                                 ----                ---
     September 30, 1999                           $13.00             $10.25
     December 31, 1999                            $11.44             $ 7.75
     March 31, 2000                               $ 9.75             $ 5.75
     June 30, 2000                                $ 7.38             $ 3.50
     September 30, 2000                           $ 4.75             $ 3.56
     December 31, 2000                            $ 6.44             $ 2.50
     March 31, 2001                               $ 5.44             $ 2.50
     June 30, 2001                                $ 4.65             $ 2.75
     September 30, 2001                           $ 3.50             $ 1.90
     December 31, 2001                            $ 3.45             $ 1.95
     March 31, 2002                               $ 3.12             $ 1.15
     June 30, 2002                                $ 1.75             $ 1.01

DIVIDENDS

         Since its initial public offering of securities in 1994, the Company has not paid dividends, and it does not plan to pay dividends in the foreseeable future. The Company currently intends to retain any earnings to finance the growth of the Company.

HOLDERS OF COMMON STOCK

         As of February 24, 2003, there were approximately 267 registered holders of Common Stock. This does not reflect persons or entities that hold Common Stock in nominee or "street" name through various brokerage firms. On the closing of trading on February 24, 2003, the price of the Common Stock was $0.45 per share.

         During the Fiscal years ended June 30, 2002 and 2001, the Company issued the following common stock in privately negotiated transactions that were not registered under the Securities Act of 1933:

         On August 3, 2001, Ken Copans was issued 69,783 shares as compensation in connection with the acquisition of his tax practice.

         On September 12, 2001, Joan Kudlacik was issued 1,071 shares as compensation in connection with the acquisition of her tax practice.

         On September 30, 2001 John Kuntz was issued 11,773 shares as compensation, in connection with the acquisition of his tax practice.

         On October 8, 2001, January 8, 2002, and May 8, 2002, Ben Leonard was issued 105,035, 101,457, and 101,458 shares, respectively as compensation in connection with the acquisition of his tax practice.

         On October 31, 2001 and May 7, 2002, Rappaport Gamma was issued 100,000 shares and 95,298 shares, respectively, in connection with his $1,000,000 note to the Company. (See Note 9 of the Notes to Consolidated Financial Statements).

         On December 18, 2001, Lee Povinelli was issued 3,500 shares in connection with the exercise of stock options.

         Shares were issued to sellers of tax practice assets during Fiscal year 2001 that the Company acquired as follows:

                       Date                               Shares
                     --------                           --------
                     7/19/00                              5,630
                     7/19/00                             34,684
                     7/19/00                              2,663
                     7/19/00                              1,032
                     7/19/00                                741
                     7/19/00                             49,075
                     7/19/00                              8,589
                     7/19/00                              5,819
                     7/19/00                              6,775
                     8/23/00                             21,446
                     10/23/01                             3,578
                     1/30/01                              2,188
                     2/07/01                            295,639
                     2/11/01                              2,124
                     2/21/01                              6,012
                     4/03/01                             74,895
                     4/03/01                              7,858
                     4/03/01                              7,008
                     4/03/01                             98,500
                     4/12/01                             29,752
                     4/12/01                              1,789
                     4/17/01                              8,242
                     4/17/01                              4,681
                     4/18/01                             39,732
                     4/18/01                              5,604
                     4/20/01                              7,858
                     5/02/01                              2,910
                     5/02/01                              8,850
                     5/08/01                              7,815
                     5/15/01                              1,734

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

                      EQUITY COMPENSATION PLAN INFORMATION

                                 (a)                                (b)                            (c)
                      Number of securities to be              Weighted-average         Number of securities remaining
                       issued upon exercise of                exercise price of      available for future issuance under
Plan category        outstanding options, warrants          outstanding options,     equity compensation plans (excluding
                              and rights                    warrants and rights       securities reflected in column (a)

Equity
compensation
plans approved                 313,394                            $6.30                          1,186,842
by security
holders

Equity
compensation
plans not                     4,505,660                           $7.46                              0
approved by
security holders
                    -------------------------------                                  -------------------------------------
Total                         4,819,054                                                          1,186,842

         The Company maintains records of option grants by year, exercise price, vesting schedule and grantee. In certain cases the Company has estimated, based on all available information, the number of such options that were issued pursuant to each plan. The Company has not in the past consistently recorded the plan pursuant to which the option was granted. The Company is implementing new record keeping procedures regarding options that will ensure this information is accurately recorded and processed. The material terms of each option grant vary according to the discretion of the Board of Directors.

         In addition, from time to time, the Company has issued, and in the future may issue additional non-qualified options pursuant to individual option agreements, the terms of which vary from case to case.

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data with respect to our consolidated balance sheets as of June 30, 2002 and 2001 and the related consolidated statements of operations for the years ended June 30, 2002, 2001, and 2000 have been derived from our unaudited consolidated financial statements which are included herein and have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1 of the Notes to Consolidated Financial Statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The selected consolidated financial data with respect to our consolidated balance sheets as of June 30, 2000, 1999, and 1998 and the related consolidated statements of operations for the years ended June 30, 1999 and 1998 have been derived from our audited consolidated financial statements, which are not included herein. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                SUMMARY OF CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED JUNE 30,

                                               2001 RESTATED
                                  2002         SEE NOTE 2(a)          2000              1999              1998
                                  ----         ------------           ----              ----              ----
Total Revenue                  $93,034,089      $104,900,310       $88,919,337      $50,443,406       $28,533,083
Net Income (Loss)             (22,304,299)         (212,739)       (4,013,092)        2,181,143         2,011,345
Per Share:
          Basic                     (2.58)            (0.03)            (0.53)             0.35              0.37
          Diluted                   (2.58)            (0.03)            (0.53)             0.32              0.32


                     SUMMARY OF CONSOLIDATED BALANCE SHEETS
                                 AS OF JUNE 30,

                                               2001 RESTATED
                                  2002          SEE NOTE 2(a)         2000              1999              1998
                                  ----          ------------          ----              ----              ----
Working Capital
(Deficit)                    $ (13,398,895)        $ 614,325      $(1,611,436)      $ 5,249,516        $4,950,652
Total Assets                     37,172,513       52,679,895        43,905,178       32,998,980         9,751,187
Long Term Debt                      851,501        5,425,928           826,476        2,738,124               -0-
Total Stockholders'
Equity                            7,711,069       27,924,433        24,712,841       24,959,941         9,017,587
Cash Dividends                    -                 -                -                 -                -


ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's financial statements and related notes thereto set forth in Item 8 of this Annual Report. Except for the historical information contained herein, this and other sections of this Annual Report contain certain forward-looking statements that involve substantial risks and uncertainties. When used in this Annual Report, the words "anticipate," "believe," "estimate," "should," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed or implied by these forward-looking statements. Factors that could contribute to such differences are discussed in this Annual Report under the headings "Description of Business- Risk Factors."

OVERVIEW

         The Company is a preparer of federal, state and local income tax returns for individuals predominantly in middle and upper income brackets. In addition, while preparing tax returns clients often consider other aspects of their financial needs, such as investments, insurance, pension and estate planning. The Company capitalizes on this situation by making financial planning services available to clients. The financial planners who provide such services are employees or independent contractors of the Company and are Registered Representatives of the Company's broker/dealer subsidiaries. The Company and/or its broker/dealer subsidiaries earn a share of commissions (depending on what service is provided) from the services that the financial planners provide to the clients in transactions for securities, insurance and related products.

         Almost all of the financial planners are also authorized agents of insurance underwriters. The Company is also a licensed mortgage broker. As a result, the Company also earns revenues from commissions for acting as an insurance agent and a mortgage broker. In addition, the Company owns a 50% equity interest in GTAX/CB, an insurance broker.

         The Company's June 30, 2002 consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered losses from operations that raise substantial doubt about its ability to continue as a going concern. During the Fiscal year June 30, 2002, the Company incurred net losses totaling $(22,304,299), and at June 30, 2002 was in a working capital deficit position of $13,398,895. At June 30, 2002, the Company had $2,223,806 of cash, and cash equivalents and $8,790,836 of trade receivables to fund short-term working capital requirements. The Company's ability to continue as a going concern and its future success is dependent upon its ability to reduce costs, generate revenues and obtain financing, if necessary, in the near term to: (1) satisfy its current obligations and commitments, and (2) continue its growth.

         The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2003. Management's plans in this regard include, but are not limited to, the following:

         Subsequent to year end, the Company has finalized a transaction pursuant to an asset purchase agreement with Pinnacle Taxx Advisors LLC ("Pinnacle"), whereby Pinnacle, an entity controlled by Thomas Povinelli and David Puyear, former executive officers of the Company, purchased certain assets of the Company. The Company sold to Pinnacle 47 offices and all tangible and intangible assets which are associated with the operations of such offices, together representing approximately $17,690,000 in revenue, or approximately 19.0% of the Company's annual revenue. The total purchase price payable by Pinnacle is $4,745,463 (See Note 20 to the Consolidated Financial Statements).

         In addition to the Pinnacle transaction, subsequent to June 30, 2002, the Company has completed the sale of 11 additional offices to various parties for an aggregate sales price of approximately $1,161,000 consisting of approximately $352,000 of cash and approximately $809,000 of promissory notes due to the Company (See Note 20 of the Notes to Consolidated Financial Statements).

          On November 27, 2002, the Company negotiated a forbearance agreement with Wachovia Bank, National Association, formerly known as First Union National Bank ("Wachovia") whereby Wachovia agreed to forbear from acting on certain defaults of financial covenants by the Company under debt owed to Wachovia and extended the due date of its debt until November 1, 2003. On March 5, 2003, the Company received a notice of default from the attorneys for Wachovia. Wachovia alleged that the Company was in default for the following reasons: selling eleven offices without the written consent of Wachovia; failing to remit to Wachovia the proceeds of the sales of the offices; and failing to provide to Wachovia the monthly reports required under the Forbearance Agreement. By letter dated March 10, 2003, counsel for Wachovia advised the Company that Wachovia rescinded the notice of default (See Note 20 to the Consolidated Financial Statements).

          Wachovia also consented to the sale of certain Company offices. Wachovia's rescission and consent were made in reliance on the Company's agreement that it would obtain Wachovia's prior consent for all future sales of offices and that the cash payments received or to be received from the approved sales would be remitted to Wachovia in reduction of the Company's scheduled principal payments.

          Upon a subsequent review of the Forbearance Agreement, the Company notified the attorneys for Wachovia that it was not in compliance with the following provisions of the Forbearance Agreement: late filing of several local personal property tax returns and late payment of the taxes owed; late payment of several local license fees and late payment of several vendors of materials and supplies; and failure to make rent payments on a few vacant offices for which the Company was negotiating workout payments with the landlords. The total amount due for these payables is not material and the Company has been verbally advised by counsel to Wachovia that Wachovia will not issue a notice of default for any of the items.

         In addition to the above activities the following business initiatives are also ongoing and are expected to provide additional working capital to the
Company:

     1. Management has engaged in an extensive campaign to reduce corporate overhead, consisting primarily of closing the White Plains executive offices and consolidating those functions into the Poughkeepsie, New York home office. This has resulted in savings of approximately $170,000 per month.

     2.   The company's current strategy is not to actively pursue acquisitions.

     3. The company has negotiated with certain strategic vendors to settle current liabilities.

Management believes that these actions will be successful. However, there can be no assurance that the Company will generate sufficient revenues or reduce costs to provide positive cash flows from operations to permit the Company to realize its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         During the second fiscal quarter of fiscal 2003, the Company took certain steps to improve internal controls in four offices relating to disbursement authorization procedures. The affected offices represent approximately $3,000,000 in tax preparation revenue and the general and administrative disbursements in question totaled approximately $682,000. The Company believes its current internal controls are adequate.

         The Company's current strategy is not to actively pursue acquisitions. Although the Company's current strategy involves selling certain tax preparation and financial planning businesses and does not contemplate opening or acquiring many new offices, the Company does have a formalized acquisition model and would consider acquiring businesses that conform to such model if sufficient capital is available for an acquisition. This acquisition model requires each acquired practice to commit to delivering a minimum level of profitability in the first year of post-acquisition operations. These minimum future performance and profitability targets, established at the closing, limit future purchase payments unless the profitability targets are met. In addition, the targets help to keep the principals of the acquired practices focused on delivering profitability, which is accretive to the Company's earnings. In addition to establishing contingent purchase price performance criteria, the Company generally uses its stock as a significant component of the initial and future purchase payments. We are in the third year of a significant market decline, and if the market price of our stock continues to decline it will make it more difficult to use the our stock as currency for future acquisitions.

         For the Fiscal year ended June 30, 2002, approximately 18.6% of the Company's revenues were earned from tax preparation services, 80.8% were earned from all financial planning and related services (with 93% from mutual funds, annuities and securities transactions and 7% from insurance, mortgage brokerage and other related services), and 0.6% were earned from e1040.com and other services.

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

         The Company has become aware that it is the subject of a formal investigation by the Securities and Exchange Commission ("SEC"). The Company believes that the investigation concerns, among other things, the restatement of the Company's financial results for the fiscal year ended June 30, 2001 and the fiscal quarters ended March 31, 2001 and December 31, 2001 (which have been previously disclosed in the Company's amended quarterly and annual reports for such periods), the Company's delay in filing a Form 10-K for the fiscal year ended June 30, 2002 and the Company's past accounting and recordkeeping practices. The Company had previously received informal, non-public inquiries from the SEC regarding certain of these matters. On March 13, three of the Company's executives received subpoenas from the SEC requesting them to produce documents and provide testimony in connection with the formal investigation. In addition, on March 19, 2003 the Company received a subpoena requesting documents in connection with such investigation. The Company and its executives intend to comply fully with the requests contained in the subpoenas and with the SEC's investigation. The Company does not believe that the investigation will have a material effect on the Company's consolidated financial statements.

         In Fiscal 1999, the Company formed its subsidiary e1040.com, which acquired all of the assets of an existing online tax preparation business. The revenue for the Fiscal year ended June 30, 2002 for e1040.com decreased to approximately $69,000, from $792,000 for the Fiscal year ended June 30, 2001. With an established online tax platform already in place, and the increase in competition for online tax services, the Company does not expect to make significant capital investments or incur extraordinary marketing expenses in future years related to expanding e1040.com.

Restatements

The consolidated financial statements and the related notes thereto as of June 30, 2001 and for the year then ended have been restated to correct an overstatement error of $600,000 in the previously reported revenue amount as indicated below. During the quarter ended December 31, 2001 of Fiscal 2002, management identified the overstatement error from Fiscal 2001 during a review of its' intercompany accounts. Cash amounts of $600,000 advanced by a subsidiary during the quarter ended March 30, 2001 of Fiscal 2001 were not eliminated properly and erroneously reported as revenue.

                                                        FOR THE FISCAL YEAR ENDED JUNE 30, 2001
                                                          AS PREVIOUSLY
                                                             REPORTED            AS RESTATED
                                                             --------            -----------
     BALANCE SHEET:
           Accounts payable and accrued expenses              $   9,831,363         $  10,431,363
           Deferred tax assets, net of current                    1,460,160             1,709,160
           Retained earnings                                      1,911,027             1,560,027

     STATEMENT OF OPERATIONS:
           Revenue                                      (a)   $ 106,513,173         $ 104,900,310
           Provision for income taxes                               946,764               697,764
           Net loss                                                 138,261             (212,739)

     NET INCOME (LOSS) PER SHARE:
           Basic and diluted                                  $        0.02         $      (0.03)

     (a) $1,012,863 representing net trading gains previously included in financial planning revenue have been reclassified to other income(expense) in the statements of operations for the year ended June 30, 2001.

Retained earnings as of July 1, 2001 have been decreased by $351,000 for the effect of the restatements on prior years.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain items from the Company's statements of income expressed as a percentage of revenue and the percentage change in such items for Fiscal Years 2002, 2001 and 2000. The trends illustrated in the following table are not necessarily indicative of future results. All numbers for Fiscal 2001 are as restated.

                                                        AS A PERCENTAGE OF REVENUE             PERCENTAGE INCREASE
                                                            YEARS ENDED JUNE 30,               (DECREASE) OF ACTUAL
                                                                                                     AMOUNTS
                                                                    2001                       2002 TO     2001 TO
                                                                    ----                        2001         2000
                                                        2002      RESTATED        2000          ----         ----
                                                        ----      --------        ----
                                                                 (SEE NOTE
                                                                 ---------
                                                                   2(A))
                                                                   -----
Financial planning commissions                            80.8%      81.6%           79.4%        (12.2)%        21.2%
Tax preparation fees                                      18.6%      16.7%           17.8%         (1.5)%        11.1%
e1040.com                                                  0.1%       0.8%            1.3%        (91.3)%      (31.6)%
Direct mail services                                       0.5%       0.9%            1.5%        (47.7)%      (27.7)%
                                                        -------     ------          ------
         Total revenue                                     100%       100%            100%        (11.3)%        18.0%
                                                        =======     ======          ======
Salaries and commissions                                  83.9%      76.7%           76.8%         (2.9)%        17.8%
General and administrative expense                        16.6%      10.0%           11.7%          46.4%         1.5%
Advertising                                                2.4%       3.7%           10.9%        (41.8)%      (59.7)%
Brokerage fees & licenses                                  1.9%       1.7%            2.1%         (1.7)%       (5.5)%
Rent                                                       6.4%       4.9%            4.1%          16.2%        42.1%
Depreciation and amortization                              3.9%       3.0%            2.8%          15.7%        25.8%
Goodwill and other intangibles impairment loss             8.0%       0.0%            0.0%         100.0%         0.0%
                                                        -------     ------          ------
         Total operating expenses                        123.2%     100.0%          108.4%           9.2%         8.9%
                                                        -------     ------          ------
Loss from operations                                    (23.2)%       0.0%          (8.4)%    (72,168.3)%      (99.6)%
                                                        -------     ------          ------
Other income (expense)                                   (0.6)%       0.5%            1.5%       (210.6)%      (60.0)%
                                                        -------     ------          ------

Income (loss) before income taxes                       (23.8)%       0.5%          (6.9)%     (4,670.7)%     (107.9)%
Provision (benefit) for income taxes                       0.2%       0.7%          (2.4)%        (80.6)%     (132.5)%
                                                        -------     ------          ------
         Net loss                                       (24.0)%     (0.2)%          (4.5)%      10,384.3%      (94.7)%
                                                        =======     ------          ======

FISCAL 2002 COMPARED TO FISCAL 2001(AS RESTATED)

         Revenue. The Company's revenues for the Fiscal year ended June 30, 2002 were $93.0 million compared to $104.9 million for the Fiscal year ended June 30, 2001, a decrease of $11.9 million. This decrease was primarily attributable to a decrease in financial planning services and lower tax preparation revenues. The decline in revenues from tax preparation is attributable to a reduction in on-line returns prepared and the impact of some tax preparer attrition and reduced tax preparation marketing, offset by acquisitions. The reduction in financial planning revenue for Fiscal 2002 was a product of the declining financial markets. The declining financial markets resulted in declines in the volume of securities transactions and in market liquidity, which resulted in lower revenues from trading activities and commissions.

         The Company's total revenues for the three primary business segments (See Note 16 of Notes to Consolidated Financial Statements) consisted of $57.7 million and $60.3 million for the Company's tax and financial planning offices, $69.7 million and $79.7 million for the Company's broker dealer subsidiaries (which includes $34.5 million and $35.8 million of intercompany revenue related to Company employee financial planning revenue which clears through the broker/ dealer subsidiaries) and approximately $69,000 and $792,000 for e1040.com for the fiscal years ended June 30, 2002 and 2001, respectively.

         The Company's tax and financial planning office segment consists of $17.3 million and $17.6 million, for tax preparation services, $39.5 million and $41.7 million for financial planning business done at an office level and $0.9 million and $1.0 million for third party direct mail business for the fiscal years ended June 30, 2002 and 2001, respectively.

         The Company's broker/dealer segment consists of financial planning business done by Prime and North Ridge, before elimination of intercompany financial planning revenue. Prime represented 91.5% and 92% and North Ridge represented 8.5% and 8% of the broker/dealer segment total revenues for the Fiscal years ended June 30, 2002 and 2001, respectively.

         The $0.3 million or 1.5% year-to-year reduction in the tax preparation revenue is attributed to an increase in price competition, offset in part by the acquisition of new tax practices during Fiscal 2002 and the full-year effect of the new tax practices acquired in Fiscal 2001. The $10.4 million or 12.2% decrease in financial planning revenue and the corresponding decrease in the broker/dealers segment is attributed to the decline in the financial markets. The decline in the financial markets resulted in declines in the volume of securities transactions and in market liquidity, which resulted in lower revenues from trading activities and commissions. In Fiscal 2002, e1040.com contributed approximately $69,000 of revenues compared to approximately $792,000 in Fiscal 2001. This significant 91.3% reduction was attributed to a reduced advertising and media campaign budget, as well as increased price competition for online tax services.

         Operating expenses. The Company's operating expenses for the Fiscal year ended June 30, 2002 were $114.6 million or 123.2% of revenues compared to operating expenses of $104.9 million or 100.0% of revenues for the Fiscal year ended June 30, 2001. Operating expenses for the Fiscal year ended June 30, 2002 had a decrease of $2.3 million in salaries and commissions and $1.6 million in advertising expense, offset in part by an increase of $4.9 million in general and administrative expenses; $0.8 million in rent; $0.5 million in depreciation and amortization; and $7.5 million in goodwill and intangible assets impairment losses.

         Salaries and commissions expense. Salaries and commissions expense consists primarily of salaries and commissions paid to financial planners for financial planning services as well as related payroll taxes and employee benefit costs. For the Fiscal year ended June 30, 2002 salaries and commissions decreased $2.3 million or 2.9%, to $78.1 million from $80.4 million for the Fiscal year ended June 30, 2001. The decrease in salaries and commission expense is primarily attributed to a decrease in commissions paid to financial planners as a result of the decreased sales of financial planning services.

         General and administrative expense. General and administrative expense consist primarily of expenses for general corporate functions including, outside legal and professional fees, insurance, telephone, bad debt expenses and general corporate overhead costs. General and administrative expenses for the Fiscal year ended June 30, 2002 increased by $4.9 million or 46.4% to $15.4 million from $10.5 million for the Fiscal year ended June 30, 2001. The increase in general and administrative expense is attributed to legal fees related to a proxy fight of concerned shareholders and due to the audit committee doing an investigation into alleged accounting irregularities as well as the opening of new offices acquired in Fiscal 2002 and the full-year effect of Fiscal 2001 acquisitions, offset in part by the continued implementation of cost containment initiatives.

         Rent expense. For the Fiscal year ended June 30, 2002 rent expense increased by $0.8 million or 16.2% to $5.9 million compared to $5.1 million for the Fiscal year ended June 30, 2001. The increase in rent expense is primarily attributed to the acquisition of new offices during Fiscal 2002, the full-year inclusion of offices opened in Fiscal 2001 and the expansion of office space by some of our existing offices.

         Depreciation and amortization. For the Fiscal year ended June 30, 2002 depreciation and amortization expense increased by $0.5 million or 15.7% to $3.7 million compared to $3.2 million for the Fiscal year ended June 30, 2001. The increase in depreciation and amortization is primarily attributed to additional purchases of computer and other equipment and impairment of e1040 fixed assets, offset in part by the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" on July 1, 2001, which required the Company to stop amortizing goodwill and indefinite lived intangible assets. From a segment standpoint, the Company's depreciation and amortization expense for Fiscal year 2002 comprises 55.7% from the Company's tax and financial planning office segment, 26.5% from the Company's broker/dealer segment and 17.8% from e1040.com. For Fiscal year 2001, the Company's depreciation and amortization expense comprises 58.0% from the Company's tax and financial planning office segment, 34.3% from the Company's broker dealer segment and 7.7% from e1040.com. The change in mix is associated with e1040.com goodwill being impaired in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."

         Advertising expense. Advertising expense for the Fiscal year ended June 30, 2002 was $2.3 million compared to $3.9 million for the Fiscal year ended June 30, 2001. The decrease of $1.6 million or 41.8% in advertising cost was attributed to lower print, media and banner advertisements and the continued implementation of cost containment initiatives.

         Goodwill and other intangible assets impairment loss. As a result of the Company adopting SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill and other intangible assets were determined to be impaired by $7.5 million for the Fiscal year ended June 30, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment. There was no goodwill and impairment loss for the Fiscal year ended June 30, 2001, as SFAS No.142 was not issued by FASB or adopted by the Company, until July 2001.

         Other income and (expenses). Other income (expenses) for the Fiscal year ended June 30, 2002 was $(0.6) million compared to $0.5 million for the Fiscal year ended June 30, 2001. The decrease in other income (expenses) of $1.1 million or (210.6)% is comprised of an increase of $2.1 million or 1119.3% in interest and investment income recognized, offset by an increase of interest expense of $0.5 million or 36.5% due to higher debt level in Fiscal 2002. Other income (expense) decreased $2.7 million or (153.3)% from income of $1.7 million in 2001 to expense of $0.9 million in 2002. Other income in 2001 includes unrealized trading gains of approximately $1.0 million and approximately $0.7 of gain on the recession of an acquisition contract recognized in Fiscal 2001. Other expense of $(0.9) million in 2002 is primarily attributed to unrealized losses on trading.

         Income (loss) before taxes. The Company's loss before taxes for the Fiscal year ended June 30, 2002 was ($22.2) million compared to income of $0.5 million for the Fiscal year ended June 30, 2001, a decrease of $22.7 million. From a segment standpoint, the Company's income (loss) before taxes for the Fiscal year ended June 30, 2002 is composed of a loss of $(17.2) million from the Company's tax and financial planning office segment, loss of $(3.0) million from the Company's broker/dealer segment and a loss of $(2.0) million from e1040.com. For the Fiscal year ended June 30, 2001, the Company's income (loss) before taxes is comprised of a loss of $(1.1) million from the Company's tax and financial planning office segment, income of $2.3 million from the Company's broker/dealer segment and a loss of $(0.7) million from e1040.com. The increased loss at e1040.com was attributed to increased price competition, which lowered revenue significantly. The loss at the Company's tax and financial planning and the broker/dealer segments, is primarily attributed to lower financial planning revenues without a corresponding decrease in fixed costs, impairments of goodwill and other intangibles and losses on trading securities.

         Income tax provision. The Company's income tax provision for the Fiscal year ended June 30, 2002 was $0.1 million compared to an income tax provision of $0.7 million for the Fiscal year ended June 30, 2001 for a decrease of $0.6 million or 80.6%. The decrease in the income tax provision is the result of the increased losses in Fiscal 2002 compared to profitability in Fiscal 2001. The Company's effective income tax rate for Fiscal year 2002 was (0.6%) as compared to 143.9% for Fiscal 2001.

         Net loss. The Company's loss after income taxes for the Fiscal year ended June 30, 2002 was $22.3 million compared to a loss of $0.2 million for the Fiscal year ended June 2001, a decrease of $21.2 million. The decrease is primarily attributed to a decline in revenues and impairment of goodwill and other intangible assets.

         The Company's business is seasonal, with a significant component of its revenue earned during the tax season of January through April. The effect of inflation has not been significant to the Company's business in recent years.

FISCAL 2001(AS RESTATED) COMPARED TO FISCAL 2000

         Revenue. The Company's revenues for the Fiscal year ended June 30, 2001 were $104.9 million compared to $88.9 million for the Fiscal year ended June 30, 2000, an increase of $16.0 million or 18.0%. This increase was primarily attributable to an increase in financial planning services and higher tax preparation revenues.

         The Company's total revenues for the Fiscal year ended June 30, 2001 for the three primary business segments (see Note 16 of the Notes to Consolidated Financial Statements) consisted of $60.3 million for the Company's tax and financial planning offices, $79.7 million for the Company's broker dealer subsidiaries (which includes $35.8 million of intercompany revenue related to Company employee financial planning revenue which clears through the broker/ dealer subsidiaries) and $0.8 million for e1040.com. The Company's tax and financial planning office segment consists of $17.6 million for tax preparation services, $41.7 million for financial planning business done at an office level and $1.0 million for third party direct mail business. The Company's broker/dealer segment consists of financial planning business done by Prime and North Ridge, before elimination of intercompany financial planning revenue. Prime represented 92% and North Ridge represented 8% of the broker/dealer segment total revenues.

         The Company's total revenues for the Fiscal year ended June 30, 2000, for the three primary business segments consisted of $48.6 million for the Company's tax and financial planning offices, $64.9 million for the Company's broker/dealer subsidiaries (which includes $25.7 million representing intercompany revenue related to Company employee financial planning revenue which clears through the broker/ dealer subsidiaries) and $1.2 million for e1040.com. The Company's tax and financial planning office segment consisted of $15.8 million for tax preparation services, $31.5 million for financial planning business done at an office level and $1.3 million for third party direct mail business. The Company's broker/dealer segment consists of gross business done by Prime and North Ridge, before elimination of intercompany work. Prime represented 89% and North Ridge represented 11% of the broker/dealer segment.

         The $1.8 million or 11.1% growth in the tax preparation revenue is attributed to the acquisition of new tax practices during Fiscal 2001 and the full-year effect of the new tax practices acquired in Fiscal 2000. The $15.3 million or 21.5% growth in financial planning revenue and the corresponding growth in the broker/dealers segment is attributed to the hiring of additional Registered Representatives as well as an increase in same Registered Representative average financial planning revenue. Of this growth, $10.3 million or 67.1% was attributed to financial planning revenue within Company offices, which contribute a higher operating margin to the Company.

         In Fiscal 2001, the number of Registered Representatives employed by the Company increased by 54 individuals who had in the aggregate approximately $7.0 million of annual gross revenue commission production prior to joining the Company. In Fiscal 2001, Prime and North Ridge earned prior to elimination of intercompany revenues $79.7 million of total revenues compared to $64.9 million in Fiscal 2000. e1040.com contributed $0.8 million of revenues in Fiscal 2001 compared to $1.2 million in Fiscal 2000. This reduction was attributed to a dramatically reduced advertising and media campaign budget in Fiscal 2001 from what was used in 2000 to publicly launch the website as well as price competition.

         Operating expenses. The Company's operating expenses for the Fiscal year ended June 30, 2001 were $104.9 million or 100.0% of revenues, an increase of $8.6 million or 8.9%, compared to operating expenses of $96.4 million or 108.4% of revenues for the Fiscal year ended June 30, 2000. The increase in operating expenses was attributed to an increase of $12.1 million in salaries and commissions; $0.2 million in general and administrative expenses; $1.5 million in rent and $0.6 million in depreciation and amortization, offset by a decrease of $5.8 million in advertising and $0.1 million in brokerage fees and licenses.

         Included in Fiscal 2000 operating expenses were $7.0 million of one-time costs primarily attributed to launching e1040.com, which included $5.2 million of advertising costs along with other one-time related charges. In Fiscal 2001, various other expense categories increased associated with the general increase in central management required to support the actual growth in new business and acquisitions.

         Salaries and commissions. Salaries and commissions increased $12.1 million or 17.8%, for the Fiscal year ended June 30, 2001 to $80.4 million from $68.3 million for the Fiscal year ended June 30, 2000. The increase in salaries and commission expense is primarily attributed to an increase in commissions paid to financial planners as a result of the increased sales of financial planning services and the addition of other salaried employees related to the acquired tax practices.

         General and administrative expense. General and administrative expense increased $0.1 million or 1.5% for the Fiscal year ended June 30, 2001 to $10.5 million from $10.4 million for the Fiscal year ended June 30, 2000. The slight increase in general and administrative expense is attributed to the opening of 14 new offices acquired in Fiscal 2001 and the full-year effect of Fiscal 2000 acquisitions, offset by the continued implementation of cost containment initiatives initiated in the third quarter of Fiscal 2001.

         Rent expense. Rent expense increased $1.5 million or 42.1% for the Fiscal year ended June 30, 2001 to $5.1 million compared to $3.6 million for the Fiscal year ended June 30, 2000. The increase in rent expense is primarily attributed to the acquisition of new offices during Fiscal 2001, the full-year inclusion of offices opened in Fiscal 2000, including the full-year inclusion of rent expense for our corporate office in White Plains, NY,and the expansion of office space by some of our existing offices.

         Depreciation and amortization. Depreciation and amortization expense increased by $0.6 million or 25.8% for the Fiscal year ended June 30, 2001 to $3.2 million, compared to $2.5 million for the Fiscal year ended June 30, 2000. The increase in depreciation and amortization is primarily attributed to amortization associated with acquisitions in prior years and to additional purchases of computer and other equipment. From a segment standpoint, the Company's depreciation and amortization expense for the Fiscal year ended June 30, 2001, encompass 58.0% from the Company's tax and financial planning office segment, 34.3% from the Company's broker/dealer segment and 7.7% from e1040.com. For the Fiscal year ended June 30, 2000, the Company's depreciation and amortization expense comprises 54.1% from the Company's tax and financial planning office segment, 40.8% from the Company's broker dealer segment and 5.1% from e1040.com. The change in mix is associated with placing more property, plant and equipment in acquired tax offices.

         Advertising expense. Advertising expense decreased $5.8 million or (59.7%) for the Fiscal year ended June 30, 2001 to $3.9 million compared to $9.7 million for the Fiscal year ended June 30, 2000. The decrease in advertising was almost entirely attributed to lower print, media and banner advertisements associated with the media launch of the e1040.com website in Fiscal 2000, which were not continued in Fiscal 2001.

         Brokerage fees. Brokerage fees and license expense decreased by $0.1 million or (5.5%) for the Fiscal year ended June 30, 2001 to $1.8 million compared to $1.9 million for the Fiscal year ended June 30, 2000. The decrease in brokerage and license fees is primarily attributed to a shift in Fiscal 2001 of the Company's financial planning product mix.

         Other income and (expenses). The decrease in other income (expenses) of $0.8 million or (60.0%) is attributed to a reduction of $1.2 million in interest and investment income recognized in Fiscal 2000 from a $1.0 million gain on the sale of marketable securities, and an increase of $0.5 million in interest expense on debt in Fiscal 2001, partially by an increase in other income of $0.9 million primarily due to a gain on a rescission of an acquisition contract and gains on trading. Of the increase in interest expense, $0.2 million represents non-cash charges related to the amortization of warrant debt discounts.

         Income (loss) before taxes. The Company's income before taxes for the Fiscal year ended June 30, 2001 was $0.5 million compared to a loss of ($6.2) million for the Fiscal year ended June 30, 2000, an increase of $6.7 million. From a segment standpoint, the Company's income (loss) before taxes for the Fiscal year ended June 30, 2001 is composed of a loss of $(1.2) million from the Company's tax and financial planning office segment, income of $2.3 million from the Company's broker/dealer segment and a loss of $(0.7) million from e1040.com. For the Fiscal year ended June 30, 2000, the Company's income (loss) before taxes is comprised of a loss of $(2.0) million from the company's tax and financial planning office segment, income of $1.8 million from the Company's broker/dealer segment and a loss of $(6.0) million from e1040.com. The decreased loss at e1040.com was attributed to the reduced advertising and media campaign in Fiscal 2001 from what was spent in Fiscal 2000 to publicly launch the website. The rise in profitability at the Company's tax and financial planning and the broker/dealer segments is primarily attributed to higher financial planning revenues, without a corresponding increase in fixed costs resulting in higher profitability.

         Income tax provision. The Company's income tax provision for Fiscal 2001 was $0.7 million compared to an income tax benefit of $(2.1) million in Fiscal 2000 for an increase of $2.8 million. The increase in income taxes is the result of the increased profitability in Fiscal 2001 compared to a loss year in Fiscal 2000. The Company's effective income tax rate for Fiscal year 2001 was 143.9% as compared to (34.9)% for Fiscal 2000. The primary difference between these rates and the statutory federal income tax rate of 34% relates to the amortization of certain goodwill and other intangible assets not deductible for income tax purposes, as well as the inclusion of state income taxes and benefits.

         Net loss. The Company's loss after income taxes for the Fiscal year ended June 30, 2001 was $(0.2) million compared to a loss of $(4.0) million for the Fiscal year ended June 30, 2000, an increase of $3.8 million. The increase is primarily attributed to the higher operating margins in Company owned offices and dramatically reduced operating losses associated with e1040.com.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's revenues have been and are expected to continue to be significantly seasonal. As a result, the Company must generate sufficient cash during the tax season, in addition to its available bank credit, to fund any operating cash flow deficits in the first half of the following Fiscal year. Operations during the non-tax season are primarily focused on financial planning services along with some on-going accounting and corporate tax revenue. Since its inception, the Company has utilized funds from operations, proceeds from its initial public offering and bank borrowings to support operations, finance working capital requirements and complete acquisitions. In addition, the Company received gross proceeds of approximately $3.0 million from the exercise of warrants and options during Fiscal 1999. As of June 30, 2002 the company had $2.2 million in cash and cash equivalents and $1.8 million in marketable securities. PCS and North Ridge are subject to the SEC's Uniform Net Capital Rule 15c 3-1 (PCS) and 15c 3-3 (North Ridge), which require the maintenance of minimum regulatory net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed the greater of 15 to 1 or $100,000 and $25,000, respectively.

         In August 2002, the Company entered into an agreement granting an option to a group of current management, led by Thomas Povinelli, the Company's former Chief Executive Officer and David Puyear, the Company's former Chief Financial Officer, to leave the Company along with employees who wish to join them. Under the terms of this agreement, Messrs. Povinelli and Puyear could purchase a portion of the Company's offices and the tax and financial planning revenue associated with such offices. On November 26, 2002 the Company finalized a transaction pursuant to an asset purchase agreement (the "Purchase Agreement") with Pinnacle Taxx Advisors LLC ("Pinnacle") dated as of September 1, 2002, whereby Pinnacle, an entity controlled by Thomas Povinelli and David Puyear, purchased certain assets of the Company. The Company sold to Pinnacle 47 offices ("Purchased Offices") and all tangible and intangible assets which are associated with the operations of the offices. As part of the sale all employees of the Purchased Offices were terminated by the Company as of November 15,

2002 and were hired by Pinnacle. The total unadjusted purchase price payable by Pinnacle is $4,745,463. (See Note 20 of the Notes to Consolidated Financial Statements).

         In addition to the Pinnacle transaction, subsequent to June 30, 2002, the Company has completed the sale of 11 additional offices to various parties for an aggregate sales price of approximately $1,161,000 consisting of approximately $352,000 of cash and $809,000 of promissory notes due to the Company (See Note 20 of the Notes to Consolidated Financial Statements).

         The Company's cash flows used in operating activities totaled $4.6 million for the Fiscal year ended June 30, 2002 compared to cash flows provided by operating activities of $1.3 million for the Fiscal year ended June 30, 2001. The increase of $5.9 million in cash used in operating activities is due primarily to purchases of marketable securities and the net loss in Fiscal 2002, comprised of reduced revenue and increased general and administrative expenses, exclusive of bad debt expense, impairment charges, depreciation and amortization related to our acquisitions and other non-cash charges.

         Net cash used in investing activities totaled $406,000 for the Fiscal year ended June 30, 2002 compared to cash flows used in investing activities of $3.4 million for the Fiscal year ended June 30, 2001. The decrease in cash used of $2.9 million is primarily attributed to a reduction in the number of acquisitions in Fiscal 2002, as well as proceeds from the sale of properties. This year-to-year decrease in cash used was offset by an increase in the amount net purchases of marketable securities in Fiscal 2002.

         The Company's cash flows provided by financing activities totaled $1.8 million for the Fiscal year ended June 30, 2002 compared to cash flows provided by financing activities of $2.9 million for the Fiscal year ended June 30, 2001. The decrease of $1.1 million in cash provided is due primarily to reduced proceeds from banks and other loans as well as a decrease in the exercise of stock options and warrants. This decrease in cash provided by financing was partially offset by an increase in proceeds received from the re-issuance of treasury stock and a decrease in the acquisition of treasury stock as well as a decrease in payments of bank loans and capital lease obligations.

            As of June 30, 2000, the Company had a $10.0 million credit facility with Merrill Lynch. This facility consisted of three separate loans including: a line of credit of $4.0 million and two revolver loans totaling $6.0 million. On November 1, 2000, the Company closed an $11.0 million financing with Travelers Insurance Company ("Travelers") and European American Bank ("EAB") and simultaneously paid Merrill Lynch the entire balance owed it on the outstanding credit facility, terminating its lending relationship with Merrill Lynch.

            The EAB senior credit facility totaled $6.0 million and was structured as a line of credit for a term that expired on October 30, 2001. However, the Company had received an extension until the replacement facility was finalized on December 26, 2001. On December 26, 2001, the Company closed a $7.0 million financing to replace its EAB senior credit facility with Wachovia Bank, National Association, formerly First Union National Bank ("Wachovia"). The new financing consists of a $5.0 million term loan ("term loan") and a $2.0 million revolving letter of credit ("revolving credit loan"). The interest rate on the term loan and the revolving credit loan is LIBOR plus 2.75%. The term loan is being amortized over five years and the revolving credit loan has a term of two years. At June 30, 2002, the term loan and revolving credit loan had an outstanding principal balance of $6.6 million.

         The loan agreements with Wachovia contained certain negative covenants that required notification upon change in control and the Company to maintain, among other things, specific minimum net tangible worth, maximum ratio of debt to tangible net worth at March 31, 2002 and each Fiscal quarter thereafter, loans and advances to offices, and net profit as of the close of any Fiscal year. As of June 30, 2002 the Company was not in compliance with these covenants, and, accordingly, classified all debt due to First Union as a current liability. On September 19, 2002, the Company received a "Notice of Default and Demand for Payment" The facility is secured by a pledge of all business assets of the Company and guarantees by our former Chief Executive Officer, Thomas Povinelli, Chairman, James Ciocia and current Chief Executive Officer Michael Ryan.

         On November 27, 2002, the Company and Wachovia Bank entered into a forbearance agreement whereby Wachovia agreed to forbear form acting on certain defaults of financial covenants by the Company under the Company's revolving credit note and term loan note. On March 5, 2003, the Company received a notice of default from the attorneys for Wachovia. Wachovia alleged that the Company was in default for the following reasons: selling eleven offices without the written consent of Wachovia; failing to remit to Wachovia the proceeds of the sales of the offices; and failing to provide to Wachovia the monthly reports required under the Forbearance Agreement. By letter dated March 10, 2003, counsel for Wachovia advised the Company that Wachovia rescinded the notice of default (See Note 20 of the Notes to Consolidated Financial Statements).

         Wachovia also consented to the sale of certain Company offices. Wachovia's rescission and consent were made in reliance on the Company's agreement that it would obtain Wachovia's prior consent for all future sales of offices and that the cash payments received or to be received from the approved sales would be remitted to Wachovia in reduction of the Company's scheduled principal payments.

         Upon a subsequent review of the Forbearance Agreement, the Company notified the attorneys for Wachovia that it was not in compliance with the following provisions of the Forbearance Agreement: late filing of several local personal property tax returns and late payment of the taxes owed; late payment of several local license fees and late payment of several vendors of materials and supplies; and failure to make rent payments on a few vacant offices for which the Company was negotiating workout payments with the landlords. The total amount due for these payables is not material and the Company has been verbally advised by counsel to Wachovia that Wachovia will not issue a notice of default for any of the items.

         Management and the Board of Directors are currently exploring a number of strategic alternatives and are also continuing to identify and implement internal actions to improve the Company's liquidity or financial performance. These alternatives may include selling further assets, which in any such case could result in significant changes in our business plan.

CONTRACTUAL OBLIGATION AND COMMERCIAL COMMITMENTS

         The table below summarizes our contractual obligations for the five years subsequent to June 30, 2002 and thereafter. The amounts represent the maximum future cash contractual obligations.

                                                                             Payment Due by Period
                                                                             ---------------------
                                                                               2004            2006            After
Contractual Obligations                      Total             2003           to 2005        to 2007            2007
-----------------------                      -----             ----           -------        -------            ----
Debt                                     $13,820,502       $13,475,952      $  210,556      $   54,696        $ 79,298
Operating leases                          13,217,023         4,131,487       6,114,181       2,109,202         862,153
Capital Leases                             1,283,749           727,426         540,650          15,673               -
                                         -----------       -----------      ----------      ----------        --------
Total contractual cash obligations       $28,321,274       $18,334,865      $6,865,387      $2,179,571        $941,451

            Subsequent to year end, the Company entered into an agreement with Pinnacle Taxx Advisors ("Pinnacle"), an entity controlled by Thomas Povinelli and David Puyear, former executive officers of the Company, whereby the Company sold to Pinnacle 47 offices ("Purchased Offices") and all tangible and intangible assets which are associated with the operations of such offices (See
Note 20 of Notes to Consolidated Financial Statements). In connection with the agreement all operating leases associated with the Purchased Offices were assigned to Pinnacle. Aggregate operating lease commitment amounts included in the table above with respect to the leases assigned to Pinnacle in November 2002 are $2,224,384, $1,739,060, $1,249,128, $655,763, 179,483 and $102,961 for the
Fiscal years ending June 30, 2003, 2004, 2005, 2006, 2007 and thereafter, respectively.

            The Company is also contractually obligated to certain employees and executives pursuant to commission agreements and compensation agreements.

MARKET FOR COMPANY'S COMMON EQUITY

         The shares of our Common Stock were delisted from the NASDAQ national market in August 2002 and are now traded in the over-the-counter market on what is commonly referred to as the "pink sheets". As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. In addition, we are now subject to Rule15c2-11 promulgated by the SEC. If we fail to meet criteria set forth in such Rule (for example, by failing to file periodic reports as required by the Exchange Act) various practice requirements are imposed on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have a materially adverse effect on the ability of broker-dealers to sell the Company's securities, which may materially affect the ability of shareholders to sell the securities in the secondary market.

     The delisting could make trading our shares more difficult for investors, potentially leading to further declines in share price. It would also make it more difficult for us to raise additional capital. We will also incur additional costs under state blue-sky laws if we sell equity due to our delisting.

EFFECTS OF INFLATION

         Due to relatively low levels of inflation in 2002, 2001, 2000 and 1999, inflation has not had a significant effect on our results of operations since inception.


MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

         Certain of our accounting policies require higher degrees of judgment than others in their application. These include: impairment of intangible assets, valuation of customer receivables and income tax recognition of deferred tax items. Our policy and related procedures for impairment of intangible assets, valuation of customer receivables and income tax recognition of deferred tax items are summarized below.

Impairment of intangible assets

            Impairment of intangible assets results in a charge to operations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The measurement of the future net cash flows to be generated is subject to management's reasonable expectations with respect to the Company's future operations and future economic conditions which may affect those cash flows. The Company tests goodwill for impairment annually or more frequently whenever events occur or circumstances change, which would more likely than not reduce the fair value of a reporting unit below its carrying amount. The measurement of fair value in lieu of a public market for such assets or a willing unrelated buyer relies on management's reasonable estimate of what a willing buyer would pay for such assets. Management's estimate is based on its knowledge of the industry, what similar assets have been valued in sales transactions and current market conditions.

         The Company adopted SFAS 142 in July 2001, which requires that goodwill and intangible assets with indefinite lives will no longer be amortized but will be subject to impairment review. Long-lived tangible assets and intangible assets with definite lives will be subject to impairment under SFAS No. 144.

Valuation of customer receivables

         Provisions for allowance for doubtful accounts are made based on historical loss experience adjusted for specific credit risks. Measurement of such losses requires consideration of the company's historical loss experience, judgments about customer credit risk, and the need to adjust for current economic conditions.

Income tax recognition of deferred tax items

            We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Significant management judgment is required in determining our deferred tax assets and liabilities. Management makes an assessment of the likelihood that our deferred tax assets will be recovered from future taxable income, and to an amount that it believes is more likely than not to be realized.

Revenue Recognition

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

Other significant accounting policies

            Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. These policies require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standard setters appear likely to cause a material change in the Company's accounting policies, outcomes cannot be predicted with confidence. Also see Note 1 to the consolidated Financial Statements, which discusses accounting policies that must be selected by management when there are acceptable alternatives.

RECENT ACCOUNTING PRONOUNCEMENTS

         In August 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, SFAS 144 provides guidance on how a long-lived asset that is used, as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

         The Company adopted SFAS 144 on July 1, 2002. Adoption of SFAS 144 did not have an immediate impact on long-lived assets held for use on the Company's financial statements because the impairment assessment under SFAS 144 is largely unchanged from Statement 121. The provisions of the SFAS 144 for assets held for sale or other disposal generally are required to be applied prospectively after adoption to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's financial statements. (See Note 20 to the Notes to Consolidate Financial Statements).

         In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." SFAS No. 4 required all gains and losses from the extinguishments of debt to be reported as extraordinary items and SFAS No. 64 related to the same matter. SFAS No. 145 requires gains and losses from certain debt extinguishments not to be reported as extraordinary items when the use of debt extinguishments is part of the risk management strategy. SFAS No. 44 was issued to establish transitional requirements for motor carriers. Those transitions are completed; therefore SFAS No. 145 rescinds SFAS No. 44. SFAS No. 145 also amends SFAS No. 13 requiring sale-leaseback accounting for certain lease modifications. SFAS No. 145 is effective for Fiscal years beginning after May 15, 2002. The provisions relating to sale-leaseback are effective for transactions after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial position or results of operations.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF 94-3 relates to the timing of liability recognition. Under SFAS No. 146, a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial position or results of operations.

            In December 2002, the FASB issued SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation--Transition and Disclosure", amending FASB Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation. SFAS 148 provides two additional alternative transition methods for recognizing an entity's voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 so that entities will have to
(1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. SFAS 148's transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002; earlier application is permitted. Management is assessing the effects of SFAS 148 on the financial statements of the Company.

         In November 2002, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. At June 30, 2002, the Company has certain guarantees related to operating leases which have been included in the Company's operating lease commitments included in Note 11 to the consolidated financial statements. Management is currently evaluating the effect FIN 45 may have on the Company's financial statements as a result of the sale of offices to Pinnacle, which included the assumption by Pinnacle of certain leases of such offices, on November 26, 2002.

         In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management is evaluating the impact, if any, that adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk. To date the Company's exposure to market risk has been limited and it is not currently hedging any market risk, although it may do so in the future. The Company does not hold or issue any derivative financial instruments for trading or other speculative purposes. The Company is exposed to market risk associated with changes in the fair market value of the marketable securities that it holds. The Company's revenue and profitability may be adversely affected by declines in the volume of securities transactions and in market liquidity, which generally result in lower revenues from trading activities and commissions. Lower securities price levels may also result in a reduced volume of transactions, as well as losses from declines in the market value of securities held by the Company in trading, investment and underwriting positions. Sudden sharp declines in market values of securities and the failure of issuers and counterparts to perform their obligations can result in illiquid markets in which the Company may incur losses in its principal trading and market making activities.

         Interest rate risk. The Company's obligations under its First Union bank and Travelers credit facilities bear interest at floating rates and therefore, the Company is impacted by changes in prevailing interest rates. A 100 basis point increase or decrease in market interest rates on the $10.7 million outstanding under this facility at June 30, 2002 would result in an increase or decrease in the annual interest expense of approximately $107,000.

ITEM 8.           CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                         PAGE
         Management Statement on Unaudited Financial Statements .....................................36

         Consolidated Balance Sheets as of June 30, 2002 and 2001....................................38

         Consolidated Statements of Operations
              for the years ended June 30, 2002, 2001 and 2000.......................................39

         Consolidated Statements of Stockholders' Equity and Comprehensive Loss
                      for the years ended June 30, 2002, 2001 and 2000...............................40

         Consolidated Statements of Cash Flows
              for the years ended June 30, 2002, 2001 and 2000.......................................42

         Notes to Consolidated Financial Statements..................................................44


         All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

The Company has filed its Form 10-K for the year ended June 30, 2002 with unaudited financial statements as of and for the year ended June 30, 2002, because the Company has been unable to date to obtain the certification of Grant Thornton & Co., its independent auditors, to those financial statements. The Company's prior auditors were Arthur Andersen & Co., which have gone out of business. The Company retained Grant Thornton to audit the restatement changes made to the Company's financial statements as of and for the year ended June 30, 2001 and to audit the Company's financial statements as of and for the year ended June 30, 2002. The Company expects to continue to work with Grant Thornton to obtain their certification. However, if the Company determines that Grant Thornton's certification will not be forthcoming, the Company expects to attempt to retain other independent auditors to certify the restatement changes and financial statements. As indicated in Note 1 to the unaudited financial statements, the financial statements have been prepared on the assumption that the Company will continue as a "going concern". If that assumption is incorrect, the various carrying values of the Company's assets could be materially adversely affected. An unaudited financial statement is based solely on the representations of the Company, and investors cannot rely upon any independent audit of these financial statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors and Shareholders of Gilman + Ciocia, Inc.:


         We have audited the accompanying consolidated balance sheets of Gilman + Ciocia, Inc. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the periods ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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





                                                        /s/ ARTHUR ANDERSEN LLP


September 28, 2001
New York, New York


This Report of Independent Certified Public Accountants is a copy of a previously issued Arthur Andersen LLP ("Andersen") report and has not been reissued by Andersen. The inclusion of this previously issued Andersen report is pursuant to the "Temporary Final Rule and Final Rule; Requirements for Arthur Andersen LLP Auditing Clients," issued by the U.S. Securities and Exchange Commission in March 2002. Note that this previously issued Andersen report includes references to certain fiscal years, which are not required to be presented in the accompanying financial statements as of and for the fiscal year ended June 30, 2002.

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                       JUNE 30,
                                                                                                    2001 RESTATED
                                                                                   JUNE 30, 2002    SEE NOTE 2(a)
                                                                                  ----------------------------------
                                                      ASSETS
Current assets:
  Cash and cash equivalents                                                           $ 2,223,806       $ 5,413,674
  Marketable securities                                                                 1,759,742            55,933
  Accounts receivable, less allowance for doubtful accounts of $614,972 and
  $291,000 as of June 2002 and 2001, respectively.                                      8,790,836        10,813,299
  Receivables from officers, stockholders and employees, net                            1,537,176         1,712,711
  Income tax receivable                                                                   748,678           185,338
  Deferred tax asset                                                                         -              170,275
  Prepaid expenses and other current assets                                               150,810           895,026
                                                                                      -----------       -----------
                                           Total current assets                        15,211,048        19,246,256

Noncurrent assets:
  Property and equipment, net of accumulated depreciation of $5,983,939 and
  $4,700,147 as of June 2002 and 2001, respectively                                     4,091,156         5,052,979
  Goodwill                                                                              5,264,858         5,498,608
  Intangible assets, net of accumulated amortization of $5,467,287 and
  $4,046,379 as of June 2002 and 2001, respectively                                    10,888,018        19,118,602
  Deferred tax asset, net of current portion                                                 -            1,709,160
  Other assets                                                                          1,717,433         2,054,290
                                                                                      -----------       -----------
                                           Total assets                               $37,172,513       $52,679,895
                                                                                      ===========       ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                               $14,501,076       $10,431,363
  Long-term debt                                                                       14,108,867         7,786,001
  Deferred tax liability                                                                        -           414,567
                                                                                      -----------       -----------
                           Total current liabilities                                   28,609,943        18,631,931

Noncurrent liabilities:
  Long-term debt, net of current portion                                                  851,501         5,425,928
  Deferred tax liability, net of current portion                                                -           697,603
                                                                                      -----------       -----------
                                 Total liabilities                                     29,461,444        24,755,462

Commitments and contingencies (see Note 11)

Stockholders' equity:
  Preferred stock, $0.001 par value; 100,000 shares authorized; no shares
  issued and outstanding at June 30, 2002 and 2001, respectively                                -                 -
  Common stock, $0.01 par value; 20,000,000 shares authorized; 9,203,027
  and 8,654,829 shares issued at June 30, 2002 and 2001, respectively                      92,030            86,548
  Additional paid-in capital                                                           29,534,307        27,711,953
  Treasury Stock 263,492 and 337,519 shares of common stock, respectively,
  at cost                                                                             (1,065,996)       (1,329,095)
  Note receivable                                                                       (105,000)         (105,000)
  Retained earnings (accumulated deficit)                                            (20,744,272)         1,560,027
                                                                                      -----------       -----------
                            Total stockholders' equity                                  7,711,069        27,924,433
                                                                                      -----------       -----------
                               Total liabilities and stockholders' equity             $37,172,513       $52,679,895
                                                                                      ===========       ===========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 YEAR ENDED JUNE 30,
                                                               ------------------------------------------------------
                                                                                   2001 RESTATED
                                                                     2002          SEE NOTE 2(a)         2000
                                                               ------------------------------------------------------
REVENUES:
   Financial planning services                                   $  75,164,322     $ 85,585,058       $ 70,617,887
   Tax preparation fees                                             17,295,265       17,557,112         15,808,075
   e1040.com                                                            69,095          791,621          1,156,640
   Direct mail services                                                505,407          966,519          1,336,735
                                                                 -------------     ------------       ------------
                   Total revenues                                   93,034,089      104,900,310         88,919,337

OPERATING EXPENSES:
   Salaries and commissions                                         78,081,085       80,417,361         68,283,595
   General and administrative                                       15,427,653       10,536,979         10,384,053
   Advertising                                                       2,278,413        3,913,237          9,705,238
   Brokerage fees and licenses                                       1,739,294        1,770,027          1,872,294
   Rent                                                              5,967,082        5,135,965          3,613,146
   Depreciation and amortization                                     3,651,001        3,156,629          2,508,495
   Goodwill and other intangible assets impairment loss              7,489,099                -                  -
                                                                 -------------     ------------       ------------
                 Total operating expenses                          114,633,627      104,930,198         96,366,821
                                                                 -------------     ------------       ------------

Loss from operations                                              (21,599,538)         (29,888)        (7,447,484)

OTHER INCOME (EXPENSE):
   Interest and investment income                                    2,268,391          186,034          1,412,991
   Interest expense                                                (1,915,138)      (1,403,210)          (930,135)
   Other income (expense)                                            (922,968)        1,732,089            804,536
                                                                 -------------     ------------       ------------
                Total other income (expense)                         (569,715)          514,913          1,287,392
                                                                 -------------     ------------       ------------
Income (loss) before provision (benefit) for income taxes         (22,169,253)          485,025        (6,160,092)
   Provision (benefit) for income taxes                                135,046          697,764        (2,147,000)
                                                                 -------------     ------------       ------------
                 Net loss                                        $(22,304,299)     $  (212,739)       $(4,013,092)
                                                                 =============     ============       ============
Net loss per share:
    Basic and diluted net loss                                     $    (2.58)     $     (0.03)       $     (0.53)
                                                                 =============     ============       ============
Weighted average number of common shares outstanding:
    Basic and diluted shares outstanding                             8,647,966        8,082,674          7,552,396
                                                                 =============     ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS


                                                                                                                    RETAINED
                                                                                                                    EARNINGS
                                                                      ADDITIONAL PAID IN         DEFERRED        (ACCUMULATED
                                               COMMON STOCK                CAPITAL            COMPENSATION          DEFICIT)
                                               ------------           ------------------      ------------        -----------
                                         SHARES           AMOUNT
                                         ------           ------
Balance at June 30, 1999               7,508,266        $  75,083         $ 20,054,853           $ (27,409)        $   5,785,858
Compensate loss:
  Net loss                                     -                -                    -                    -          (4,013,092)
  Changes in net unrealized
    loss on securities                         -                -                    -                    -                    -

   Total comprehensive loss

Amortization of deferred                       -                -                    -               27,409                    -
Compensation
Purchase of treasury stock                     -                -                    -                    -                    -
Re-issuance of treasury stock                  -                -                8,156                    -                    -
Payment / write-off of stock
subscriptions receivable                       -                -                    -                    -                    -
Issuance of note receivable
for shares sold                                -                -                    -                    -                    -
Issuance of common stock in
connection with exercise of
stock options                            107,081            1,071              568,805                    -                    -
Issuance of common stock and
options  in connection with
business combinations                    385,487            3,854            3,216,164                    -                    -
Issuance of common stock in
connection with settlement of
30,000 litigation                         30,000              300                6,281                    -                    -
Income tax benefit upon
exercise of stock options                      -                -              122,638                    -                    -
                                       ----------       ---------         ------------           -----------       -------------
Balance at June 30, 2000               8,030,834        $  80,308         $ 23,976,897           $        -        $   1,772,766
Comprehensive loss:
  Net loss                                     -                -                    -                    -            (212,739)

   Comprehensive loss

Purchase of treasury stock                     -                -                    -                    -                    -
Re-issuance of treasury stock                  -                -                    -                    -                    -
Re-issuance of treasury
stock-employee stock purchase
plan                                           -                -            (122,252)                    -                    -
Issuance of  warrants in
connection with refinancing                    -                -              800,000                    -                    -

                                                                       STOCK
                                                                    SUBSCRIPTIONS/      ACCUMULATED
                                                                        NOTE               OTHER               TOTAL
                                                                   RECEIVABLE FOR      COMPREHENSIVE       STOCKHOLDERS'
                                       TREASURY STOCK               SHARES SOLD            LOSS               EQUITY
                                       --------------              --------------      -------------       -------------
                                   SHARES          AMOUNT
                                   ------          ------
Balance at June 30, 1999           199,645     $   (777,039)       $ (159,646)          $   8,241         $  24,959,941
Compensate loss:
  Net loss                               -                 -                 -                  -           (4,013,092)
  Changes in net unrealized
    loss on securities                   -                 -                 -            (8,241)               (8,241)
                                                                                                          --------------
   Total comprehensive loss                                                                                 (4,021,333)
                                                                                                          --------------
Amortization of deferred                 -                 -                 -                  -                27,409
Compensation
Purchase of treasury stock          52,600         (257,385)                 -                  -             (257,385)
Re-issuance of treasury stock      (4,350)            22,294                 -                  -                30,450
Payment / write-off of stock
subscriptions receivable                 -                 -           159,646                  -               159,646
Issuance of note receivable
for shares sold                          -                 -         (105,000)                  -             (105,000)
Issuance of common stock in
connection with exercise of
stock options                            -                 -                 -                  -               569,876
Issuance of common stock and
options  in connection with
business combinations                    -                 -                 -                  -             3,220,018
Issuance of common stock in
connection with settlement of
30,000 litigation                        -                 -                 -                  -                 6,581
Income tax benefit upon
exercise of stock options                -                 -                 -                  -               122,638
                                   -------     -------------       -----------          ---------         -------------
Balance at June 30, 2000           247,895     $ (1,012,130)       $ (105,000)          $       -         $  24,712,841
Comprehensive loss:
  Net loss                               -                 -                 -                  -             (212,739)
                                                                                                          --------------
   Comprehensive loss                                                                                         (212,739)
                                                                                                          --------------
Purchase of treasury stock         160,439         (648,503)                 -                  -             (648,503)
Re-issuance of treasury stock        (200)             1,025                 -                  -                 1,025
Re-issuance of treasury
stock-employee stock purchase
plan                              (70,615)           330,513                 -                  -               208,261
Issuance of  warrants in
connection with refinancing              -                 -                 -                  -               800,000


                                                                                                                 RETAINED
                                                                                                                 EARNINGS
                                                                 ADDITIONAL PAID IN          DEFERRED         (ACCUMULATED
                                         COMMON STOCK                 CAPITAL             COMPENSATION           DEFICIT)
                                         ------------            ------------------       ------------         -----------
                                    SHARES        AMOUNT
                                    ------        ------
Issuance of common stock              10,000           100               30,105                    -                     -
Issuance of common stock and
options in connection with
business combinations                594,617         5,947            2,921,748                    -                     -
Issuance of common stock in
lieu of cash payment                   5,250            52               52,466                    -                     -
Stock based compensation              14,128           141               52,989                    -                     -
                                   ---------     ---------         ------------           ----------         -------------
Balance at June 30, 2001           8,654,829     $  86,548         $ 27,711,953           $        -         $   1,560,027

Comprehensive loss:
   Net loss                                -             -                    -                    -          (22,304,299)

Comprehensive loss                         -             -                    -                    -                     -

Purchase of treasury stock                 -             -                    -                    -                     -
Issuance of common stock in
connection with exercise of
stock options                          3,500            35                9,590                    -                     -
Re-issuance of treasury
stock-employee stock purchase
plan                                       -             -             (54,516)                    -                     -
Issuance of  warrants in
connection with refinancing                -             -              300,000                    -                     -
Issuance of common stock in
connections with loan
agreement                            195,298         1,953              448,047                    -                     -
Issuance of common stock in
connection with  business
combinations                         390,576         3,906            1,239,468                    -                     -
Rescindment of acquisition          (41,176)         (412)            (120,235)                    -                     -
                                   ---------     ---------         ------------           ----------         -------------

Balance at June 30, 2002           9,203,027     $  92,030         $ 29,534,307           $        -         $(20,744,272)
                                   =========     =========         ============           ==========         ============

                                                                         STOCK
                                                                      SUBSCRIPTIONS/    ACCUMULATED
                                                                          NOTE             OTHER            TOTAL
                                                                     RECEIVABLE FOR    COMPREHENSIVE     STOCKHOLDERS'
                                         TREASURY STOCK                SHARES SOLD          LOSS            EQUITY
                                         --------------              --------------    -------------     -------------
                                      SHARES         AMOUNT
                                      ------         ------
Issuance of common stock                    -                -                   -                 -             30,205
Issuance of common stock and
options in connection with
business combinations                       -                -                   -                 -          2,927,695
Issuance of common stock in
lieu of cash payment                        -                -                   -                 -             52,518
Stock based compensation                    -                -                   -                 -             53,130
                                    ---------    -------------        ------------        ----------       ------------
Balance at June 30, 2001              337,519    $ (1,329,095)        $  (105,000)        $        -       $ 27,924,433

Comprehensive loss:
   Net loss                                 -                -                   -                 -       (22,304,299)
                                                                                                           ------------
Comprehensive loss                          -                -                   -                 -       (22,304,299)
                                                                                                           ------------
Purchase of treasury stock             47,937        (120,576)                   -                 -          (120,576)
Issuance of common stock in
connection with exercise of
stock options                               -                -                   -                 -              9,625
Re-issuance of treasury
stock-employee stock purchase
plan                                (121,964)          383,675                   -                 -            329,159
Issuance of  warrants in
connection with refinancing                 -                -                   -                 -            300,000
Issuance of common stock in
connections with loan
agreement                                   -                -                   -                 -            450,000
Issuance of common stock in
connection with  business
combinations                                -                -                   -                 -          1,243,374
Rescindment of acquisition                  -                -                   -                 -          (120,647)
                                    ---------    -------------        ------------        ----------       ------------

Balance at June 30, 2002              263,492    $ (1,065,996)         $  (105,000)       $        -       $  7,711,069
                                    =========    =============         ============       ==========       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEAR ENDED JUNE 30,
                                                                 ---------------------------------------------------
                                                                                  2001 RESTATED
                                                                                  -------------
                                                                      2002         SEE NOTE 2(a)         2000
                                                                      ----         ------------          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $(22,304,299)     $  (212,739)     $ (4,013,092)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization                                     3,651,001        3,156,629         2,508,495
     Goodwill and other intangible assets impairment loss              7,489,099                -                 -
     Amortization of debt discount                                       267,258          166,248                 -
     Provision (benefit) for income taxes                                135,046          456,000         (477,000)
     Loss (gain) on a rescission of an acquisition contract              205,832        (600,000)                 -
     Change in  marketable securities                                 (2,443,656)          17,111          (970,464)
     Gain on sale of properties                                        (218,015)                -                 -
     Realized losses on securities held for trading                      893,005                -                 -
     Unrealized losses on securities held for trading                     64,212                -                 -
     Amortization of deferred and other compensation                           -           50,057         1,011,356
     Bad debt expense                                                  1,879,280                -                 -
     Loss from joint venture                                               4,808                -                 -
Changes in assets and liabilities:
     Accounts receivable, net                                          1,321,801      (4,458,184)       (2,685,654)
     Prepaid and other current assets                                    744,216          155,860         (129,151)
     Receivables from officers, stockholders and employees             (300,170)        (353,556)           592,678
     Other assets                                                      (400,950)        (127,450)         (315,579)
     Accounts payable and accrued expenses                             4,336,352          687,301         4,636,655
     Income taxes receivable (payable)                                    68,879        2,396,221       (1,551,927)
                                                                   -------------      -----------     -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (4,606,301)        1,333,498       (1,393,683)
                                                                   -------------      -----------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                            (1,004,689)      (1,517,505)       (1,818,944)
     Cash paid for acquisitions, net of cash acquired                  (262,500)      (1,837,545)       (1,481,348)
     Proceeds from sale of investments                                         -                -         1,215,141
     Proceeds from sale of properties                                    861,220                -                 -
                                                                     -----------     ------------     -------------
NET CASH USED IN INVESTING ACTIVITIES                                   (405,969)      (3,335,050)       (2,085,151)
                                                                     -----------     ------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Acquisition of treasury stock                                     (120,576)        (648,503)         (257,385)
     Proceeds from bank and other loans                               10,250,000       12,273,175        10,505,100
     Payments of bank loans and capital lease obligations            (8,316,647)      (8,780,944)       (6,209,021)
     Net proceeds from issuance of common stock and
     exercise of common stock options and warrants                         9,625           30,205           464,876
     Proceeds from stock subscriptions                                         -                -            83,203
                                                                   -------------      -----------     -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES:                             1,822,402        2,873,933         4,586,773
                                                                   -------------      -----------     -------------
  Net change in cash and cash equivalents                            (3,189,868)          852,381         1,107,939
  Cash and cash equivalents at beginning of period                     5,413,674        4,561,293         3,453,354
                                                                   -------------      -----------     -------------
  Cash and cash equivalents at end of period                       $   2,223,806     $  5,413,674     $   4,561,293
                                                                   =============     ============     =============

                                                                                YEAR ENDED JUNE 30,
                                                                 ---------------------------------------------------
                                                                                  2001 RESTATED
                                                                                  -------------
                                                                      2002         SEE NOTE 2(a)         2000
                                                                      ----         ------------          ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
  Interest                                                        $   577,450       $   992,896        $   792,859
                                                                   =============     ============     =============
  Income taxes                                                    $    33,833       $   309,773        $   784,962
                                                                   =============     ============     =============
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
    Re-issuance of treasury stock at fair value                       383,675           331,538             22,294
    Common stock and options issued in connection with
    business combination                                              893,374         2,927,695          3,220,018
    Exercise of stock options                                               -                 -            105,000
    Equipment acquired under capital leases                           422,254           414,240          1,209,478
    Issuance of common stock upon loan obligation                     450,000                 -                  -
    Note receivable on rescission of acquisition contract                   -         1,000,000                  -

 Details of business combinations:
    Fair value of assets acquired                                 $ 1,165,874       $ 5,455,552        $ 5,532,366
     Less: liabilities assumed                                       (10,000)         (690,312)          (831,000)
     Less: Stock issued                                             (893,374)       (2,927,695)        (3,220,018)
                                                                   -------------      -----------     -------------
     Cash paid for acquisitions                                   $   262,500       $ 1,837,545        $ 1,481,348
                                                                   =============     ============     =============






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002, AND 2001

1. ORGANIZATION AND NATURE OF BUSINESS

(a) Description of the Company

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

The Company provides federal, state and local tax preparation and financial planning services to individuals predominantly in the middle and upper income brackets. As of June 30, 2002 the Company had 121 offices operating in 15 states. To complement its tax preparation services, the Company also provides financial planning services to its tax preparation clients and others. These financial planning services include securities brokerage services, insurance and mortgage agency services.

On November 26, 2002 the Company finalized a transaction pursuant to an asset purchase agreement with Pinnacle Taxx Advisors LLC ("Pinnacle"), whereby Pinnacle, an entity controlled by Thomas Povinelli and David Puyear, former executive officers of the Company, purchased certain assets of the Company (See
Note 20).

The Company's common stock was delisted from the NASDAQ national market in August 2002, and is now traded in the over-the-counter market on what is commonly referred to as the pink sheets. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the Company's securities. In addition, the Company is now subject to Rule 15c2-11 promulgated by the Securities and Exchange Commission. If the Company fails to meet criteria set forth in such Rule (such as failing to file required periodic reports pursuant to the Exchange Act), various practice requirements are imposed on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have a materially adverse effect on the ability of broker-dealers to sell the Company's securities, which may materially affect the ability of shareholders to sell the securities in the secondary market.

The delisting has made trading the Company's shares more difficult for investors, potentially leading to further declines in share price. It would also make it more difficult for the Company to raise additional capital, although the Company has no intentions to do so. The Company will also incur additional costs under state blue-sky laws if it sells equity.

(b) Basis of Presentation and Going Concern

The Company's June 30, 2002 consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered losses from operations that raise substantial doubt about its ability to continue as a going concern. During the Fiscal year June 30, 2002, the Company incurred net losses totaling $22,304,299, and at June 30, 2002 was in a working capital deficit position of $13,398,895. At June 30, 2002, the Company had $2,223,806 of cash and cash equivalents and $8,790,836 of trade receivables to fund short-term working capital requirements. The Company's ability to continue as a going concern and its future success is dependent upon its ability to reduce costs, generate revenues and, if required, obtain financing in the near term to: (1) satisfy its current obligations and commitments, and (2) continue its growth.

The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2003. Management's plans in this regard include, but are not limited to, the following:

         Subsequent to year end, the Company has finalized a transaction pursuant to an asset purchase agreement with Pinnacle Taxx Advisors LLC ("Pinnacle"), whereby Pinnacle, an entity controlled by Thomas Povinelli and David Puyear, former executive officers of the Company, purchased certain assets of the Company. The Company sold to Pinnacle 47 offices and all tangible and intangible assets which are associated with the operations of such offices, together representing approximately 17,690,000 in revenue, or approximately 19.0% of the Company's annual revenue. The total unadjusted purchase price payable by Pinnacle was $4,745,463 (See Note 20).

         In addition to the Pinnacle transaction, subsequent to June 30, 2002, the Company has completed the sale of 11 additional offices to various parties for an aggregate sales price of approximately $1,161,000 consisting of approximately $352,000 of cash and $809,000 of promissory notes due to the Company (See Note 20).

         On November 27, 2002, the Company negotiated a forbearance agreement with Wachovia Bank, National Association, formerly known as First Union National Bank ("Wachovia") whereby Wachovia agreed to forbear from acting on certain defaults of financial covenants by the Company under debt owed to Wachovia and extended the due date of its debt until November 1, 2003 (See Note 20).

In addition to the above activities the following business initiatives are also ongoing and are expected to provide additional working capital to the Company:

     1. Management has engaged in an extensive campaign to reduce corporate overhead, consisting primarily of closing the White Plains executive offices and consolidating those functions into the Poughkeepsie, New York home office. This has resulted in savings of approximately $170,000 per month.
     2.   The company's current strategy is not to actively pursue acquisitions.
     3. The company has negotiated with certain strategic vendors to settle current liabilities.

Management believes that these actions will be successful. However, there can be no assurance that the Company will generate sufficient revenues or reduce costs to provide positive cash flows from operations to permit the Company to realize its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a)   Restatements

The consolidated financial statements as of June 30, 2001 and for the year then ended have been restated to correct an overstatement error of $600,000 in the previously reported revenue amount as indicated below. During the quarter ended December 31, 2001 of Fiscal 2002, management identified the overstatement error from Fiscal 2001 during a review of its' intercompany accounts. Cash amounts of $600,000 advanced by a subsidiary during the quarter ended March 30, 2001 of Fiscal 2001 were not eliminated properly and erroneously reported as revenue.

                                                        FOR THE FISCAL YEAR ENDED JUNE 30, 2001
                                                          AS PREVIOUSLY
                                                             REPORTED            AS RESTATED
                                                             --------            -----------
     BALANCE SHEET:
           Accounts payable and accrued expenses            $   9,831,363       $  10,431,363
           Deferred tax assets, net of current                  1,460,160           1,709,160
           Retained earnings                                    1,911,027           1,560,027

     STATEMENT OF OPERATIONS:
           Revenue                                    (*)   $ 106,513,173       $ 104,900,310
           Provision for income taxes                             946,764             697,764
           Net income (loss)(**)                                  138,261           (212,739)

     NET INCOME (LOSS) PER SHARE:
           Basic and diluted                                $        0.02       $      (0.03)


     (*) $1,012,863 representing net trading gains previously included in financial planning revenue have been reclassified to other income(expense) on the accompanying statements of operations for the year ended June 30, 2001.

     (**) Retained earnings as of July 1, 2001 have been decreased by $351,000 for the effect of the restatements on prior years.

     (b)  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries from their respective dates of acquisition (Note
3). All significant intercompany transactions and balances have been eliminated.

     (c)  Reclassifications

Certain prior years' information has been reclassified to conform to current year presentation.

     (d)  Use of Estimates

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

     (e)  Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include investments in money market funds and are stated at cost, which approximates market value.

     (f)  Marketable Securities

The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company's short-term investments consist of held-to-maturity securitiesand are carried at amortized cost. The Company's trading securities are stated at quoted market values, with unrealized gains and losses reported as investment income in earnings. During the Fiscal years ended June 30, 2002, 2001, and 2000 the Company recognized unrealized gains (losses) from trading securities of $(957,031), $1,071,849 and $659,157, respectively. Realized gains, realized losses and declines in value judged to be other-than-temporary, are included in other income

(expense). All such gains and losses are calculated on the basis of specific-identification method. During the Fiscal year ending June 30, 2001 the Company recognized $58,986 in realized losses. Interest earned is included in earnings.

Securities sold, but not yet purchased, are stated at quoted market values with unrealized gains and losses reflected in the statements of operations. Subsequent market fluctuations of securities sold, but not yet purchased, may require purchasing the securities at prices that may differ from the market values reflected in the accompanying balance sheets.

     (g)  Accounts Receivable

The Company's accounts receivable consist primarily of amounts due related to financial planning commissions and tax/accounting services performed. The allowance for doubtful accounts represent an amount considered by management to be adequate to cover potential losses, if any.

     (h)  Property and Equipment

Property and equipment are carried at cost. Amounts incurred for repairs and maintenance are charged to operations in the period incurred.

Depreciation is calculated on a straight-line basis over the following useful lives:

                   Buildings                              31.5 years
                   Equipment                              3- 5 years
                   Furniture and fixtures                 5- 7 years
                   Leasehold improvements                 5-10 years
                   Software                                  5 years
                   Assets under capital lease              3-7 years

     (i)  Goodwill and Other Intangible Assets

Goodwill and other intangibles, net relates to our acquisitions accounted for under the purchase method. Intangible assets include covenants not to compete, customer lists, goodwill, independent contractor agreements and other identifiable intangible assets. Goodwill represents acquisition costs in excess of the fair value of net tangible and identifiable intangible assets acquired as required by SFAS No. 141 "Business Combinations". On July 1, 2001, the Company adopted the full provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. Prior to SFAS 142 goodwill was amortized over an expected life of 20 years. This testing requires the comparison of carrying values to fair value and, when appropriate, requires the reduction of the carrying value of impaired assets to their fair value. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. Amortization of finite lived intangible assets is calculated on a straight-line basis over the following lives:

                   Customer Lists                         5-20 years
                   Broker-Dealer Registration               20 years
                   Non-Compete Contracts                   3-5 years
                   House Accounts                           15 years
                   Administrative Infrastructure             7 years
                   Independent Contractor Agreements        15 years

As required, the Company performed the fair value impairment tests prescribed by SFAS 142 during the Fiscal year ended June 30, 2002 (See Notes 6 & 7).

As of June 30, 2002, the remaining amount of the Company's goodwill, net of amortization recorded prior to June 30, 2001, was approximately $5.3 million. As required by SFAS 142, the following table shows the Company's Fiscal 2002 results, which are presented on a basis comparable to the Fiscal 2001 results, adjusted to exclude amortization expense related to goodwill.

                                                                             YEAR ENDED JUNE 30,
                                                                                       2001 RESTATED SEE
                                                                        2002               NOTE 2(a)             2000
                                                                   ----------------    -------------------    ----------
      Net loss - as reported                                        $ (22,304,299)            $ (212,739)     (4,013,092)
      Add back: Goodwill
                                                                                -                 331,228         331,228
                                                                    --------------            -----------     ----------
      Net income (loss) - as adjusted                                 (22,304,299)                118,489     (3,681,864)

      Basic and diluted net loss per share:
         Basic and diluted net loss per share - as reported         $       (2.58)            $    (0.03)          (0.53)
         Add back: Goodwill  & other intangible amortization                    -                    0.04          (0.04)
                                                                    --------------            -----------     -----------
         Net income (loss) per share - as adjusted                  $       (2.58)            $      0.01          (0.49)
                                                                    ==============            ===========     ===========
       Weighted average shares:
         Basic and diluted                                               8,647,966              8,082,674      7,552,396

     (j)  Long-Lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS 144") the Company reviews its' recorded long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and provides currently for any identified impairments. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and provides guidance on classification and accounting for such assets when held for sale or abandoned. (See Note 2v).

     (k)  Website Development and Internal Use Software Costs

In accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," as well as Emerging Issues Task Force ("EITF') 00-02, "Accounting for Website Development Costs," the Company capitalized costs incurred in the application development stage related to the development of its website and its internal use software in the amount of approximately $162,000 and $670,000 in Fiscal 2002 and 2001, respectively. Amortization expense is computed on a straight-line basis over a period of three to five years, the expected useful life, and amounted to approximately $52,000 and $163,000 for the years ended June 30, 2002 and 2001 (See Note 5).

     (l)  Revenue Recognition

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

     (m)  Advertising Costs

The costs to develop direct-mail advertising are accumulated and expensed upon the first mailing of such advertising in accordance with SOP 93-7, "Reporting on Advertising Costs." The costs to develop tax season programs and associated printing and paper costs are deferred in the first and second Fiscal quarters and expensed in the third Fiscal quarter upon the first use of such advertisements in the advertising programs.

     (n)  Interest income(expenses)

Interest expense relates to interest owed on the Company's debt. Interest expense is recognized over the period the debt is outstanding at the stated interest rates (See Note 9). Interest income relates primarily to interest earned on bonds by the broker dealer segment. Interest is recognized from the last interest payment date up to but not including the settlement date of the sale.

     (o)  Income Taxes

Income taxes have been provided using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying estimated tax rates and laws to taxable years in which such differences are expected to reverse.

     (p)  Stock-based Compensation

SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation awards to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

Accordingly, the compensation cost for stock options awarded to employees and directors is measured as excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee or director must pay to acquire the stock. As required, the Company follows SFAS 123 to account for stock-based compensation awards to outside consultants. Accordingly, the compensation costs for stock option awards granted to outside consultants and non-employee financial planners is measured at the date of grant based on the fair value of the award using the Black-Scholes option-pricing model (See
Note 12).

     (q)  Net Income (Loss) Per Share

Net income (loss) per common share amounts ("basic EPS") are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding and exclude any potential dilution. Net income (loss) per common share amounts assuming dilution ("diluted EPS") are computed by reflecting potential dilution from the exercise of stock options and warrants (See Note
14).

     (r)  Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, and accounts payable, approximated fair value as of June 30, 2002 because of the relatively short-term maturity of these instruments and their market interest rates.

     (s)  Concentration of Credit Risk

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

     (t)  Comprehensive Loss

The Company's comprehensive loss included unrealized losses on marketable securities of $8,241 for the Fiscal year ended June 30, 2000.

     (u)  Segment Disclosure

The Company discloses financial and detailed information about its operating segments in a manner consistent with internal segment reporting used by the Company to allocate resources and assess financial performance (Note 16).

     (v)  Recent Accounting Pronouncements

In August 2001, SFAS 144 was issued, which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121") and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS 144 provides guidance on how a long-lived asset that is used, as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS 121, an impairment assessment under SFAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS 142. As required, the Company adopted SFAS 144 on July 1, 2002. Adoption of SFAS 144 did not have an immediate impact on long-lived assets held for use on the Company's financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of the SFAS 144 for assets held for sale or other disposal are required to be applied prospectively after July 1, 2002 to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's financial statements in the future. (See
Note 20)

In April 2002, SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections" ("SFAS 145") was issued. SFAS No. 4 required all gains and losses from the extinguishments of debt to be reported as extraordinary items and SFAS No. 64 related to the same matter. SFAS 145 requires gains and losses from certain debt extinguishments not to be reported as extraordinary items when the use of debt extinguishments is part of the risk management strategy. SFAS No. 44 was issued to establish transitional requirements for motor carriers. Those transitions are completed; therefore SFAS 145 rescinds SFAS No. 44. SFAS 145 also amends SFAS No. 13 requiring sale-leaseback accounting for certain lease modifications. SFAS 145 is effective for Fiscal years beginning after May 15, 2002. The provisions relating to sale-leaseback are effective for transactions after May 15, 2002. The Company adopted SFAS 145 on July 1, 2002. The adoption of SFAS 145 is not expected to have a material impact on the Company's prospective financial position or results of operations.

In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS 146 and EITF 94-3 relates to the timing of liability recognition. Under SFAS 146, a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation--Transition and Disclosure", amending FASB Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation. SFAS 148 provides two additional alternative transition methods for recognizing an entity's voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 so that entities will have to (1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. SFAS 148's transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002; earlier application is permitted. Management is assessing the effects of SFAS 148 on the financial statements of the Company.

In November 2002, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. At June 30, 2002, the Company has certain guarantees related to operating leases which have been included in the Company's operating lease commitments included in Note 11 to the consolidated financial statements. Management is currently evaluating the effect FIN 45 may have on the Company's financial statements as a result of the sale of offices to Pinnacle, which included the assumption by Pinnacle of certain leases of such offices, on November 26, 2002.

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolildated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management is evaluating the impact, if any, that adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

3.  BUSINESS COMBINATIONS

In November 1998, the Company acquired all of the outstanding stock of North Ridge and North Shore (collectively "NSR") for $5.3 million. The acquired business is a financial organization, which provides its clients with a wide range of financial investment services.

On April 5, 1999, the Company consummated the acquisition of all of the issued and outstanding capital stock of PCS and AFP. In addition, PFS acquired certain assets of another entity. PCS, AFP and PFS are collectively hereinafter referred to as "Prime." The Company delivered at the closing of this acquisition, 751,004 shares of its Common Stock (the "Purchase Shares"), for all the outstanding shares of the common stock of PCS and AFP and for the other assets acquired by PFS.

Throughout Fiscal 2000, the Company acquired five financial planning practices with a valuation of $2.2 million, and seventeen tax practices with a valuation of $5.3 million. The acquisitions were made in both cash and stock or all stock. The purchase price is usually determined on the basis of historical revenue stream; however, the purchase value may be adjusted downward, if the 2000 adjusted pretax profits fail to meet certain revenue targets as set forth in the purchase agreements. In Fiscal 2000, the Company recorded $5.5 million as the measurable fair value of the assets acquired with the balance recorded in 2001and 2002 if performance targets are met in accordance with the purchase agreements. In Fiscal 2001, no purchase price adjustments were made.

Throughout Fiscal 2001, the Company acquired four financial planning practices with a valuation of $3.4 million, and thirteen tax practices with a valuation of $3.3 million. The acquisitions were made with an initial purchase payment of approximately 50% at closing with a combination of cash and stock or all stock. The remaining 50% of the purchase payment will be paid if the acquired practice meets or exceeds the agreed upon profitability targets post closing for a period of generally five years. In Fiscal 2001, the Company recorded $5.4 million as the measurable fair value of the assets acquired with the balance recorded in 2002 through 2006 if performance targets are met in accordance with the purchase agreements. In Fiscal 2001, the Company rescinded one acquisition contract resulting in a gain upon rescission of $0.6 million with a total recovery of $1.0 million, including the return of the initial acquisition capital. The $1.0 million note receivable has a term of 3 years and bears interest of 6% per year. This note will be repaid through the withholding of future financial planning production of the debtor, cleared by the Company.

During Fiscal 2002, the Company acquired two tax and financial planning practices with an aggregate valuation of approximately $1.1 million. The acquisition of Copans & Company CPAs P.C ("Copans") on July 1, 2001 was completed for consideration of $216,250 in cash, 69,683 shares of the Company's stock valued at $256,250 and a contingent payment of up to $512,500 which is payable in 5 annual installments with interest at 9% contingent on the Copans practice meeting annual EBITDA of at least $205,000. The purchase price for the acquisition of the tax practice of Richard E. Almy, CPA ("Almy") on January 31, 2002 was $62,500 in cash and a contingent payment of up to $62,500 which is payable in 5 annual installments with interest at 9%, contingent on the Almy practice meeting annual EBITDA of at least $125,000.

In Fiscal 2002 the Company rescinded two previous acquisitions. On July 1, 2001 Tri Star Sports & Entertainment Group, Inc. repurchased certain assets from the Company for $350,000 in cash and 41,176 shares of the Company's common stock valued at $120,647, resulting in a loss on disposal to the Company of $169,974. On April 30, 2002 Helen White repurchased certain assets from the Company resulting in a recovery of $65,000 in cash and a loss on disposal to the Company of $36,269.

All of the above acquisitions have been accounted for by the purchase method.

The pro forma results for Fiscal 2002 and 2001, assuming the acquisitions had been made at the beginning of the Fiscal year, would not be materially different from reported results.

4.  RECEIVABLES FROM OFFICERS, STOCKHOLDERS AND EMPLOYEES

Receivables from officers, stockholders and employees consist of the following:

                                                                               AS OF JUNE 30,
                                                                         2002                      2001
                                                                  -------------------       ----------------
Demand loans to officers, non-interest bearing                      $      174,514           $     146,853
Notes receivable from stockholders of the Company. Interest is charged at rates between 6% and 10% per annum, due in 1-5
years.                                                                           -                 218,154

Demand loans from employees and advances to financial planners.          1,894,083  (a)          1,573,383
                                                                    --------------           -------------
                                                                         2,068,597               1,938,390
                                                                    --------------           -------------

Less: current portion                                                    1,537,176               1,712,711
                                                                    --------------           -------------

Long-term portion                                                   $      531,421           $     225,679
                                                                    ==============           =============



(a) The balance at June 30, 2002 includes notes receivable and accrued interest from financial planners and employees of $1,401,951 and $492,132 of commission advances in excess of earnings.

Interest income from officers and stockholders was approximately $0, $10,750 and $60,000 for the Fiscal years ended June 30, 2002, 2001 and 2000, respectively.

5.  PROPERTY AND EQUIPMENT, NET

Major classes of property and equipment consist of the following:

                                                                 AS OF JUNE 30,
                                                           2002                  2001
                                                      ----------------      ----------------
   Buildings                                            $    317,737          $    405,867
   Equipment                                               6,602,160             6,159,885
   Furniture and fixtures                                  1,051,956             1,017,326
   Leasehold improvements                                  1,103,882               971,806
   Software                                                  999,360             1,198,242
                                                        ------------          ------------
                                                          10,075,095             9,753,126

   Less: Accumulated depreciation and amortization         5,983,939             4,700,147
                                                        ------------          ------------

                                      Total             $  4,091,156          $  5,052,979
                                                        ============          ============

Depreciation expense for property and equipment was $1.6 million, $1.3 million, and $1.0 million for the Fiscal years ended June 30, 2002, 2001 and 2000, respectively.

6. GOODWILL

Goodwill included on the accompanying balance sheets as of June 30, 2002 and 2001 was $5,264,858 and $5,498,608, respectively. The Company's goodwill at June 30, 2002 all relates to acquisitions of its broker dealer subsidiaries completed during or prior to the fiscal year ended June 20, 1999, which were accounted for under the purchase method.

In accordance with SFAS 142, the Company ceased amortizing goodwill on July 1, 2001. Additionally, as required by SFAS142 the Company performed the fair value impairment tests during the Fiscal year ended June 30, 2002. The impairment review required under SFAS 142 involves a two-step process as follows:

     o Step 1 -- Comparison of the fair value of our reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit's fair value, we move on to step 2. If a unit's fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

     o Step 2 -- Perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit's goodwill. We then compare the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

As a result of the tests performed by us during the Fiscal year ended June 30, 2002 the Company recognized an impairment loss of $233,750 on goodwill associated with the E1040.com business which is included on the accompanying statement of operations for the year ended June 30, 2002.

7.  INTANGIBLE ASSETS

During the Fiscal years ended June 30, 2002, 2001 and 2000 the Company acquired aggregate intangible assets valued at $1,165,874, $5,455,552 and $5,532,366 respectively, in connection with acquisitions which are accounted for under the purchase method.

Intangible assets consist of the following:

                                                          AS OF JUNE 30,
                                                      2002             2001
                                                   ----------       -----------
           Customer Lists                          $7,934,359       $14,574,981
           Broker-Dealer Registration                 200,000           200,000
           Non-Compete Contracts                      920,946         1,090,000
           House Accounts                             900,000           900,000
           Administrative Infrastructure              700,000           700,000
           Independent Contractor Agreements        5,700,000         5,700,000
                                                   ----------       -----------
                                                   16,355,305        23,164,981

           Less: Accumulated amortization           5,467,287         4,046,379
                                                   ----------       -----------

                              Total                10,888,018        19,118,602
                                                   ==========       ===========

Amortization expense for the Fiscal years ended June 30, 2002 and 2001 was computed on a straight-line basis over periods of five to twenty years, and it amounted to $1.4 million and $1.4 million, respectively.

As required, the Company performed the fair value impairment tests prescribed by SFAS 142 during the Fiscal year ended June 30, 2002. Fair value was determined based on recent comparable sale transactions and future cash flow projections. As a result, during the Fiscal year ended June 30, 2002 the company recognized impairment losses of $7,086,295 on customer lists and $169,054 on non-compete contracts associated with the Company's tax preparation business segment.

Accumulated amortization at June 30, 2002 for customer lists and independent contractor agreements was $2,921,966 and $1,305,677, respectively.

8. ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                         AS OF JUNE 30,
                                                    2002               2001
                                                 -----------       ------------
         Accounts payable                        $ 4,123,665       $  1,555,630
         Commissions payable                       5,377,134          4,873,584
         Accrued compensation                      2,432,800          1,753,427
         Accrued expenses and other                2,567,477          2,248,722
                                                 -----------       ------------
                                                 $ 14,501,076      $ 10,431,363

9.  DEBT

Debt consists of the following:

                                                         AS OF JUNE 30,
                                                     2002              2001
                                                 -----------       ------------
   Wachovia Bank (a)                             $ 6,583,333        $         -
   European American Bank Facility (b)                    -           5,973,175
   Traveler's Insurance Company Facility (c)
   ($4,750,000 and $5,000,000 less unamortized
   debt discount of $677,185 and $663,752 at
   June 30, 2002 and 2001, respectively)           4,072,815          4,366,248
   Unsecured promissory notes (d)                  1,944,191          1,250,000
   Unsecured promissory note (e) ($1,000,000
   less unamortized debt discount of $250,000
   at June 30, 2002                                  750,000                  -
   Note Payable (f)                                   80,061                  -
   Note Payable (g)                                  165,000                  -
   Notes payable for client settlements,
   payable over periods of up to 7 years at
   varying interest rates between 0% to 10%          225,102            283,988
   Capitalized lease obligations (Note 10)         1,139,866          1,338,518
                                                 -----------        -----------
                                                  14,960,368         13,211,929

   Less: Current portion                          14,108,867          7,786,001
                                                 -----------        -----------

                              Total              $   851,501        $ 5,425,928
                                                 ===========        ===========

(a) On December 26, 2001, the Company closed a $7.0 million financing with Wachovia Bank, National Association, formerly known as First Union National Bank, which replaced an EAB senior credit facility. The $7.0 million was structured as a $2.0 million revolving credit note with a two-year term and the balance of $5.0 million was structured as a five-year fully amortizing term loan note. The loan agreements contained certain negative covenants that required the Company to maintain, among other things specific minimum net tangible worth, maximum ratio of debt to tangible net worth at March 31, 2002 and each Fiscal quarter thereafter, loans and advances to officers and net profit as of the close of any Fiscal year. As of June 30, 2002 the Company was not in compliance with these covenants, and, accordingly, classified all debt due to Wachovia as a current liability (See Note 20). The facility is secured by a pledge of all business assets of the Company and guarantees by the Company's former Chief Executive Officer, Thomas Povinelli, and the Company's current Chairman, James Ciocia and current Chief Executive Officer, Michael Ryan. The interest rate charged on the loans is LIBOR plus 2.75%.

(b) On November 1, 2000 ("effective date"), the Company closed a $6.0 million senior credit facility ("senior credit facility") with European American Bank ("EAB"). The interest rate on the senior credit facility was, either LIBOR plus 275 basic points or prime plus 0.75%. The effective interest rate for Fiscal 2001 was 9%. The term of the senior credit facility was twelve months. The senior credit facility was retired in December 2001with a portion of the proceeds from the Wachovia Bank debt financing. The outstanding principal and interest balance at June 30, 2001 under the senior credit facility was $6.0 million. The interest rate on the debt facility ranged from prime plus or minus 2.25% and had a term of five years. The effective interest rate for Fiscal 2002 and 2001 was 9.00%.

(c) On November 1, 2000 the Company also closed a $5 million debt financing ("Debt Facility") with Travelers Insurance Company ("Travelers"). As part of the debt facility financing with Travelers, the Company issued warrants to purchase 725,000 shares of the Company's common stock. Of this amount, 425,000 warrants were issued to purchase at $4.23 per share, representing the average closing price for 20 days before the effective date. The 425,000 warrants are exercisable before May 2, 2003. The remaining warrants to purchase 300,000 shares of the Company's common stock were awarded on February 28, 2002 with a strike price of $2.43 and will expire on October 31, 2005. The value as determined by an external appraisal of these warrants issued on February 28, 2002, was set at $300,000. The warrant valuations were treated as a debt discount and are being amortized over the five-year term of the Debt Facility under the effective interest rate method. The amortization of the debt discount for the Fiscal years ended June 30, 2002 and June 30, 2001, was approximately $256,600 and $166,000, respectively. On September 24, 2002, the Company received a notice from the attorneys for Travelers alleging that the Company was in default under its debt facility with Travelers due to nonpayment of a $100,000 penalty for failure to meet sales production requirements as specified in the debt facility. Although the notice states that all unpaid interest and principal under the Debt Facility are immediately due and payable and that Travelers reserves its rights and remedies under the debt facility, it also states that Travelers intends to comply with the terms of a subordination agreement between Travelers and Wachovia. Such subordination agreement greatly restricts the remedies which Travelers could pursue against the Company (See
Note 20).

(d) Represents non-negotiable unsecured promissory notes totaling $1.9 million and $1.3 million as June 30, 2002 and 2001, respectively, bearing interest at rates from 10% to 22% per year.

(e) Represents loan from Rappaport Gamma, Ltd. ("Rappaport") of $1,000,000 on October 30, 2001, pursuant to a written note without collateral and without stated interest (the "Loan"). The Loan is due and payable on October 30, 2002 (See Note 20). Additionally, the Loan provided that: Rappaport receive 100,000 shares of Rule 144 restricted shares of common stock of the company upon the funding of the Loan, subject to adjustment so that the value of the 100,000 shares was $300,000 when the Rule 144 restrictions are removed; there was a penalty of 50,000 shares to be issued to Rappaport if the Loan is not paid when due and an additional penalty of 10,000 shares per month thereafter until the Loan was paid in full. The 100,000 shares were issued on October 31, 2001 at a value of $3 per share. On December 26, 2001, Rappaport subordinated the Loan to the $7,000,000 being loaned to the Company by Wachovia. In consideration of the subordination, the Loan was modified by increasing the 10,000 shares penalty to 15,000 shares per month and by agreeing to issue 50,000 additional shares to Rappaport if the Loan was not paid in full by March 31,2002, subject to adjustment so that the value of the shares issued is $150,000 when the Rule 144 restrictions are removed. The Loan was not paid by March 31, 2002. Accordingly, Rappaport was issued 95,298 common shares with a value of $150,000 on May 7, 2002 for the March 31, 2002 penalty. The value of the 100,000 and 95,298 shares issued were treated as a debt discount and arebeing amortized over the expected maturity of the Loan under the effective interest rate method. The amortization of the debt discount associated with the Loan for the Fiscal year ended June 30, 2002 was approximately $200,000.

(f) Represents note payable related to leasehold improvements, which bears interest at 7% per annum.

(g) Represents a non-negotiable secured promissory note totaling $165,000 bearing interest at 14% per year issued in connection with the acquisition of an accounting practice. The note is secured by the assets of the accounting practice acquired by the Company and is payable to the seller.

         Fair Value and Debt Maturities

     The fair value of the Company's long term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. The Company estimates its current cost of borrowing at 12% per annum. Management believes the fair value of the Company's debt to be approximately $12,497,687 as June 30, 2002. The stated maturities of all long term debt due after June 30, 2003 are as follows:

              Fiscal year ended June 30:
                            2004                                496,587
                            2005                                205,752
                            2006                                 41,272
                            2007                                 28,592
                           Thereafter                            79,298
                                                             ----------
                                 Total                       $  851,501
                                                             ==========

10.  CAPITAL LEASE OBLIGATIONS

The Company is the lessee of certain equipment under capital leases expiring through 2006. The assets and liabilities under capital leases are carried at the lower of the present value of minimum lease payments or the fair market value of the asset. The assets are depreciated over the shorter of their estimated useful lives or their respective lease terms. Depreciation of assets under capital leases is included in depreciation expense.

Minimum future lease payments under capital leases as of June 30, 2002 are as follows:

                       2003                                        $ 727,426
                       2004                                          348,365
                       2005                                          192,285
                       2006                                           15,673
                                                                 -----------
                                                                   1,283,749
                                                                 -----------

         Less: Amount representing finance charges                   143,883
                                                                 -----------

         Present value of net minimum lease payments             $ 1,139,866
                                                                 ===========

Capital equipment leases have the lease rate factor (finance charge) built in to the monthly installment and range from 9% to 11.7%.

11.  COMMITMENTS AND CONTINGENCIES

         Leases

The Company is obligated under various non-cancelable lease agreements for the rental of office space through 2009. The lease agreements for office space contain escalation clauses based principally upon real estate taxes, building maintenance and utility costs.

The following is a schedule by Fiscal year of future minimum rental payments required under operating leases as of June 30, 2002:

                    2003                                      $   4,131,487
                    2004                                          3,435,534
                    2005                                          2,678,647
                    2006                                          1,474,389
                    2007                                            634,813
                    Thereafter                                      862,153
                                                              -------------

                           Total                              $  13,217,023
                                                              =============

Subsequent to year end, the Company entered into an agreement with Pinnacle Taxx Advisors ("Pinnacle"), an entity controlled by Thomas Povinelli and David Puyear, former executive officers of the Company, whereby the Company sold to Pinnacle 47 offices ("Purchased Offices") and all tangible and intangible assets which are associated with the operations of such offices (See Note 20). In connection with the agreement all operating leases associated with the Purchased Offices were assigned to and assumed by Pinnacle. Aggregate operating lease commitment amounts included in the table above with respect to the leases assigned to Pinnacle in November 2002 include $2,224,384, $1,739,060, $1,249,128, $655,763, $179,483 and $102,961 for the years ending June 30, 2003,
2004, 2005, 2006, 2007 and thereafter, respectively.

Rent expense for the Fiscal years ended June 30, 2002, 2001 and 2000 was $6.0 million, 5.1 million, and $3.6 million, respectively.

         Professional Liability or Malpractice Insurance

The Company does not maintain any professional liability or malpractice insurance policy for income tax preparation. The Company does maintain an "Errors and Omissions" insurance policy for its security business. Although the Company believes it complies with all applicable laws and regulations, no assurance can be given that the Company will not be subject to professional liability or malpractice suits.

         Clearing Agreements

The Company is a party to clearing agreements with unaffiliated correspondent brokers, which in relevant part states that the Company will assume customer obligations in the event of a default. At June 30, 2002, the clearinghouse brokers held approximately $550,000 of cash as a deposit requirement, which is included in current liabilities on the accompanying balance sheet at June 30, 2002 as a reduction to amounts due to such brokers.

         Net Capital Requirements

PCS and North Ridge are subject to the SEC's Uniform Net Capital Rule 15c 3-1(PCS) and 15c 3-3 (North Ridge), which require the maintenance of minimum regulatory net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed the greater of 15 to 1 or $100,000 and $25,000, respectively. As of June 30, 2002 the Company was in compliance with these regulations.

         Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, PCS and North Ridge execute, as agents, transactions on behalf of customers. If the agency transactions do not settle because of failure to perform by either the customer or the counter parties, PCS and North Ridge may be obligated to discharge the obligation of the non-performing party and, as a result, may incur a loss if the market value of the security is different from the contract amount of the transactions.

PCS and North Ridge do not anticipate nonperformance by customers or counter parties in the above situation. The Company's policy is to monitor its market exposure and counter party risk. In addition, PCS and North Ridge have a policy of reviewing, as considered necessary, the credit standing of each counter party and customer with which it conducts business.

         Litigation

         The Company is engaged in lawsuits in the ordinary course of business that it believes will not have a material effect on its financial position.

12.  STOCKHOLDERS' EQUITY

         Stock Option Agreements and Stock Option Plans

The Company has granted stock options to employees, directors and consultants pursuant to individual agreements or to its incentive and non-qualified stock option plans. ("See Item 5: Market for Common Equity and Related Stockholder Matters")

In September 1993, the Company's Board of Directors and Stockholders adopted the Company's "1993 Joint Incentive and Non Qualified Stock Option Plan I" (the "1993 Plan"). The 1993 Plan provides for the granting, at the discretion of the Board of Directors, of: (i) options that are intended to qualify as incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to employees and (ii) options not intended to so qualify to employees, officers and directors. The total number of shares of common stock for which options may be granted under the 1993 Plan is 816,000 shares. The number of shares granted, prices, terms of exercise, and expiration dates are determined by the Board of Directors. The 1993 Plan will terminate in September 2003.

During Fiscal 2000, options totaling 395,998 were granted under the 1993 Plan and of these options 87,833 were exercised. At June 30, 2000, all of the 816,000 options have been granted and 432,612 have been exercised. During Fiscal 2001, options to purchase 220,000 shares were cancelled under this Option Plan and 24,621 of these options were subsequently granted. At June 30, 2001, 195,379 options are available to be granted under the 1993 Plan and 432,612 have been exercised.

On April 20, 1999, the Board of Directors of the Company adopted the Company's "1999 Common Stock and Incentive and Non-Qualified Stock Option Plan" (the "1999 Plan"), pursuant to which the Company may grant options to purchase up to an aggregate of 300,000 shares. The 1999 Plan was approved by the Company's stockholders on June 22, 1999 such options may be intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended ("Incentive Options"), or they may be intended not to qualify under such section ("Non-Qualified Options").

Under the 1999 Plan, the Company granted options to purchase 136,064 and 229,877 shares in Fiscal 2001 and 2000, respectively. During Fiscal 2001, 64,941 options to purchase shares were cancelled. None of the shares granted in Fiscal 2001 and 2000 were exercised and zero options are available to be granted under the 1999 Plan.

On October 17, 2001, the Board of Directors of the Company adopted the Company's "2001 Common Stock and Incentive and Non-Qualified Stock Option Plan" (the "2001 Plan"). The Company's stockholders approved the plan on December 14, 2001. Under the 2001 Plan, the Company may grant options to purchase up to 1,250,000 shares of Common Stock to key employees of the Company, its subsidiaries, directors, consultants and other individuals providing services to the Company. Such options may be Incentive Stock Options or Non-Qualified Stock Options. The per share price of any Share or Option shall not be less than 50% of the fair market value of the Company's Common Stock at the date of issuance of the Share or granting of the option.

In addition, from time to time, the Company has issued, and in the future may issue additional non-qualified options pursuant to individual option agreements, the terms of which vary from case to case.

The Company maintains records of option grants by year, exercise price, vesting schedule and grantee. In certain cases the Company has estimated, based on all available information, the number of such options that were issued pursuant to each plan. The material terms of such option grant vary according to the discretion of the Board of Directors.

The Company charged earnings for compensation expense of $27,409 during the year ended June 30, 2000 in connection with the issuance of stock options. There has been no charge to earnings during the years ended June 30, 2002 and 2001 related to the issuance of stock options.

The table below summarizes plan and non-plan stock option activity:

                                           NUMBER OF          WEIGHTED AVERAGE
                                            SHARES             EXERCISE PRICE
                                         -------------       ------------------
Outstanding, June 30, 1999                  2,725,500             $     8.12

Granted                                       941,205             $     8.64
Exercised                                    (87,833)                   4.78
Cancelled                                    (85,000)                   5.13
                                          -----------           ------------
Outstanding, June 30, 2000                  3,493,872             $     8.36
                                          ===========           ============

Granted                                     1,728,428             $     6.47
Exercised                                           -                      -
Cancelled                                    (541,827)                  9.59
                                          -----------           ------------
Outstanding, June 30, 2001                  4,680,473             $     7.58
                                          ===========           ============


Granted                                       514,500                   5.83
Exercised                                      (3,500)                  2.75
Cancelled                                    (371,879)                  7.68
                                          -----------           ------------
Outstanding, June 30, 2002                  4,819,594             $     7.39
                                          ===========           ============

Exercisable June 30, 2000                   1,952,167             $     7.40
Exercisable June 30, 2001                   1,450,031             $     8.04
Exercisable June 30, 2002                   3,464,489             $     7.71


The weighted average fair values of options granted during the years ended June 30, 2002, 2001 and 2000 are $1.17 $2.47, and $4.61 per option, respectively.

Options outstanding and exercisable at June 30, 2002 and related weighted average exercise prices and life information are as follows:

                                   OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                                       WEIGHTED-
                                        AVERAGE
                                       REMAINING        WEIGHTED-                NUMBER          WEIGHTED-
ACTUAL RANGE OF         NUMBER        CONTRACTUAL        AVERAGE             EXERCISABLE AT       AVERAGE
EXERCISE PRICES      OUTSTANDING     LIFE (YEARS)     EXERCISE PRICE             6/30/02       EXERCISE PRICE
---------------      -----------     ------------     --------------             -------       --------------
 $0.01 -  $2.50          70,000               6             $2.15                      -                 -
 $2.51 -  $5.00         980,022               4              3.81                770,000              3.96
 $5.01 -  $7.50       1,363,500               6              6.36                796,250              6.31
 $7.51 - $10.00       1,855,804               3              8.51              1,347,971              8.47
   Above $10.00         550,268               3             13.14                550,268             13.14
                      ---------               -            ------              ---------            ------
                      4,819,594               3            $ 7.39              3,464,489            $ 7.71
                      =========               =            ======              =========            ======

The Company applies APB 25 in accounting for its stock compensation plans, under which no compensation cost has been recognized. Had compensation cost for the stock compensation plans been determined in accordance with the fair value accounting method prescribed under SFAS 123, the Company's net loss and net
(loss) per share would have been as follows:

                                                    FOR THE FISCAL YEAR ENDED JUNE 30,
                                                   2002            2001            2000
                                             -------------------------------------------------
     Net loss:
             As reported                       $ (22,304,299)    $ (212,739)     $(4,013,092)
             Pro forma                           (24,909,006)    (3,022,786)      (8,217,792)

     Basic and diluted net loss per share:
             As reported                               (2.58)         (0.03)           (0.53)
             Pro forma                                 (2.88)         (0.37)           (1.09)


The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

                                                 FOR THE FISCAL YEAR ENDED JUNE 30,
                                                   2002          2001         2000
                                               ---------------------------------------
             Expected life (years)                   3              5             3
             Free interest rate                  2.28%          5.82%          6.2%
             Volatility                          65.68          90.01         71.00
             Dividend Yield                          0%            0%            0%

         Treasury Stock

During Fiscal 2002, the Company acquired 47,937 shares of its common stock for an aggregate cost of approximately $121,000 and reissued 121,964 shares to employees in connection with the Company's employee stock purchase plan. During Fiscal 2001, the Company acquired 160,439 shares of its common stock for an aggregate cost of approximately $649,000 and reissued 70,815 shares to employees. During Fiscal 2000, the Company acquired 52,600 shares of its common stock for an aggregate cost of approximately $257,000 and reissued 4,350 shares to employees.

         Stock Subscriptions Receivable and Note Receivable for Shares Sold

In Fiscal 2000, the Company's proceeds on stock subscriptions received were approximately $83,000. The Company wrote-off the balance or approximately $76,000 of the remaining outstanding stock subscription receivable in Fiscal 2000. For the years ended June 30, 2002, 2001 and 2000, the Company recognized interest income on stock subscriptions receivable of $0, $0, and $3,406, respectively.

In Fiscal 2000, an employee exercised options for 21,000 shares at $5 per share and simultaneously signed a note for $105,000, equal to the total exercise price. The promissory note bears interest at a fixed rate of 9% per annum and is not secured by the shares. The Company has classified the note, as a reduction of stockholders' equity while the note remains outstanding at June 30, 2002. This note was included in the assets sold to Pinnacle on November 26, 2002 (See
Note 20).

         Employee Stock Purchase Plan

On February 1, 2000, the Board of Directors of the Company adopted the Company's "2000 Employee Stock Purchase Plan" (the "2000 ESPP Plan") and on May 5, 2000, the 2000 ESPP Plan became effective upon approval by the stockholders. Under the 2000 ESPP Plan, the Company will sell shares of its Common Stock to participants at a price equal to 85% of the closing price of the Common Stock on (i) the first business day of a Plan Period or (ii) the Exercise Date (the last day of the Plan Period), whichever closing price shall be less. Plan Periods are six-month periods commencing January 1st and July 1st. The 2000 ESPP Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. There were two offering periods in Fiscal 2002. The first offering period commenced on July 2, 2001 and closed on December 31, 2001, and the second offering period started again on January 2, 2002 and closed on June 28, 2002. In Fiscal 2002, the Company issued 54,368 and 67,596 shares of common stock pursuant to the 2000 ESPP Plan at a price of $2.39 per share and $1.95 per share, respectively. In September 2002, for the offering period commencing on January 1, 2002 and closing on June 30, 2002, the Company issued 84,834 shares of common stock pursuant to the 2000 ESPP Plan at a price of $0.91 per share. As of June 30, 2002, 66 employees participate in the automatic withholding election for the 2000 ESPP Plan.

13.  EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) plan for the benefit of its eligible employees. There is no minimum length of service required to participate in the plan and employees of the Company are eligible to begin participation on designated quarterly enrollment dates provided that they have reached 21 years of age. The Company makes annual matching contributions to the plan at its discretion. The aggregate cost of contributions made by the Company to the 401(k) plan was $29,486, $32,439 and $30,815 during the Fiscal years ended June 30, 2002, 2001 and 2000, respectively.

As of June 30, 2002 the Company was subject to penalties from the United States Department of Labor related to the 401(k) plan. During the period from January 1, 2002 through June 30, 2002, prior management borrowed several 401(k) Plan payments from the withholdings of Company employees. As of June 30, 2002, the principal amount borrowed by prior management from employee withholding payments and owed by the Company to the 401(k) Plan was approximately $332,000. Since August 16, 2002 when new management was installed, all withholding payments from employees to the 401(k) Plan have been made on a timely basis. In addition, new management paid back all amounts borrowed from the employee withholding payments with the final repayment being made on November 6, 2002. The Company will reimburse all employee 401(k) accounts for any lost profits resulting from the Company borrowings and the Company will make contributions to the employee accounts so that each account would have a minimum 4% return during the period that the borrowings were outstanding. The Company has reviewed the borrowings with the United States Department of Labor which is determining if any interest or penalties should be imposed.

14.  LOSS PER SHARE

Basic net loss per share are computed using the weighted average number of common shares outstanding. The dilutive effect of potential common share outstanding is included in the diluted net earnings per share. The computations of basic and diluted net earnings per share are as follows:

                                                                 FISCAL YEAR ENDED JUNE 30,
                                                                        2001 RESTATED
                                                                     -----------------
                                                         2002            SEE NOTE 2(a)             2000
                                                         ----            --------------            ----
 Net loss                                             $(22,304,299)        $  (212,739)    $ (4,013,092)
 Basic and diluted weighted average shares                8,647,966           8,082,674        7,552,396
        Basic and diluted net loss per share          $      (2.58)        $     (0.03)    $      (0.53)

The total number of shares related to the outstanding options and warrants excluded from the calculation of diluted net loss per share was 4,819,594, 4,680,473, and 3,493,872 for Fiscal 2002, 2001 and 2000, respectively, because the Company incurred losses in the past three years.

15.  RELATED PARTY TRANSACTIONS

The four principal stockholders, Messrs. Ciocia, Povinelli and Ryan and Ms. Travis personally guaranteed the repayment of the Company's loan from Travelers Life & Annuity. Additionally, Messrs. Ciocia, Povinelli and Ryan have personally guaranteed the repayment of the Company's loan from First Union National Bank. Such stockholders received no consideration for such guarantees other than their salaries and other compensation.

Seth A. Akabas is a partner in the law firm of Akabas & Cohen and also a director of the Company. Akabas & Cohen is outside counsel for the Company. During the Fiscal year ended June 30, 2002, 2001 and 2000, the Company paid $76,286, $104,106 and $113,338 in legal fees to Akabas & Cohen.

Edward H. Cohen is of counsel to, and a retired partner of, the law firm Katten Muchin Zavis Rosenman and also a director of the Company. Since August 2002, Katten Muchin Zavis Rosenman ("KMZR") has been outside counsel to the Company and has also, in the past, represented Michael Ryan personally. No fees were paid by the Company to KMZR during the Fiscal years ended June 30, 2002, 2001 and 2000.

In July 2000, the Company borrowed $250,000 at 12% interest from Mysemia, a general partnership in which Seth A. Akabas is a general partner with a 33% interest. No interest or principal has been paid on such loan to date. This loan is payable ten business days after demand and is included in the current portion of long term debt on the accompanying balance sheet as of June 30, 2002 and 2001. As of June 30, 2002 $62,055 in accrued interest is due to Mysemia. The debt plus accrued interest due to Mysemia were assumed by Pinnacle on November 26, 2002 (See Note 20).

In January 2001, the Company borrowed $250,000 from Doreen M. Biebusch, a Director of the Company. Interest is accrued at a rate of 18% through April 15, 2001 and was increased to 22% after April 15, 2001. As of June 30, 2002 the balance due on the note payable is $150,000 plus accrued interest of $50,392. This debt plus accrued interest due to Ms. Biebusch were assumed by Pinnacle on November 26, 2002 (See Note 20). In addition, JDJ Resources, a company in which Ms. Biebusch is an owner, charged the Company approximately $22,000 in Fiscal 2002 for consulting fees.

Michael Ryan, the Company's Chief Executive Officer and President, is one of the general partners in a limited partnership, Prime Income Partners, L.P. which owns a building in Poughkeepsie, New York. This building is occupied by Prime Financial Services, Inc. and as of August 2002 also serves as the Company's executive headquarters. During the Fiscal year ended June 30, 2002 the Company paid $314,561 to Prime Income Partners, L.P. for rent and related charges. Management believes the amounts charged to the Company for rent to be commensurate with the rental rate that would be charged to an independent third party.

In February 2002, Prime Management Corp. loaned the Company $1.0 million at a stated interest rate of 10% which was repaid in full plus accrued interest of $14,855 in April 2002. During the Fiscal year ended June 30, 2001 the Prime Management Corp. loaned the Company an aggregate of $600,000. As of June 30, 2002 the Company owes Prime Management Corp. $244,191. Michael Ryan, the Company's Chief Executive Officer and President, is one of the general partners of Prime Management Corp.

As of June 30, 2002 the Company has a note payable, with a stated interest rate of 15% per annum,to Thomas Povinelli, the Company's former Chief Executive Officer in the amount of $700,000 plus accrued interest of $116,870. This note plus accrued interest due to Mr. Povinelli were assumed by Pinnacle on November 26, 2002 (See Note 20).

On November 26, 2002, the Company finalized a transaction pursuant to an asset purchase agreement with Pinnacle Taxx Advisors LLC ("Pinnacle"), whereby Pinnacle, an entity controlled by Thomas Povinelli and David Puyear, former executive officers of the Company, purchased certain assets of the Company. (See
Note 20)

16.  SEGMENTS OF BUSINESS

The Company's reportable segments are strategic business units that offer different products and services or are managed separately because the business requires different technology and marketing strategies. The Company has three reportable segments including Company Tax Preparation and Financial Planning Offices, Broker/Dealer Operations and e1040.com.

Company Tax Preparation and Financial Planning Offices provide integrated tax and financial services through Company managed offices. The Company's Broker/Dealer's operations represents the financial planning and securities business that clears through either PCS or North Ridge. All Company employed registered representatives are licensed with one of these broker/dealers. e1040.com is an online tax preparation service that provides tax customers tax return preparation under a fully automated option or with live tax preparer assistance.

The accounting policies of the segments are the same as those described in the summary of accounting policies. The Company evaluates performance based on operating earnings of the respective business segments.

The following table sets forth information covering the Company's operations by reportable segment as of and for the Fiscal years ended June 30, 2002, 2001 and 2000. The intercompany revenue relates to Company employee financial planning revenue, which clears through the broker/dealer segment.

                                                                           FOR THE FISCAL YEAR ENDED JUNE 30,
                                                               ------------------------------------------------------------
                                                                                     2001 RESTATED
                                                                                     -------------
                                                                      2002            SEE NOTE 2(a)           2000
                                                                      ----            ------------            ----
Revenues
Company Tax and Financial Planning Offices:
Tax Preparation Business and third party direct mail
services                                                         $  18,209,132       $  18,523,631        $  17,144,810
Financial Planning Business                                         39,514,112          41,734,630           31,457,053
                                                                 -------------       -------------        -------------
Total Company Tax and Financial Planning Offices                    57,723,244          60,258,261           48,601,863

Broker Dealer Operations                                            69,732,198          79,681,887           64,870,735
e1040.com                                                               69,095             791,621            1,156,640
Intercompany revenue                                              (34,490,448)        (35,831,459)         (25,709,901)
                                                                 -------------       -------------        -------------
                          Total revenue                            $93,034,089       $ 104,900,310          $88,919,337

Income (loss) from operations:
Company Tax Offices                                              $ (18,263,149)      $   (975,931)        $ (2,774,737)
Broker Dealer Operations                                           (1,997,946)           1,604,833            1,350,915
e1040.com                                                          (1,338,443)           (658,790)          (6,023,662)
                                                                 -------------       -------------        -------------
                          Total income (loss) from               $(21,599,538)       $    (29,888)        $ (7,447,484)

Interest expense:
Company Tax Offices                                              $ (1,161,116)       $   (831,009)        $   (439,245)
Broker Dealer Operations                                              (78,660)           (552,332)            (475,284)
e1040.com                                                            (675,362)            (19,869)             (15,606)
                                                                 -------------       -------------        -------------
                          Total interest expense                 $ (1,915,138)       $ (1,403,210)        $   (930,135)

Interest income:
Company Tax Offices                                              $     104,433       $      12,802        $      92,692
Broker Dealer Operations                                             2,163,958             210,544              138,853
e1040.com                                                                    -                   -                    -
                                                                 -------------       -------------        -------------
                          Total interest income                  $   2,268,391       $     223,346        $     231,545

Other income (expenses), net:
Company Tax Offices                                              $      33,739       $     640,900        $   1,159,512
Broker Dealer Operations                                             (957,031)           1,050,113              826,470
e1040.com                                                                  324               3,764                    -
                                                                 -------------       -------------        -------------
                          Total other income (expenses)          $   (922,968)       $   1,694,777        $   1,985,982

                                                                           FOR THE FISCAL YEAR ENDED JUNE 30,
                                                                                     2001 RESTATED
                                                                                     -------------
                                                                      2002            SEE NOTE 2(a)           2000
                                                                      ----            ------------            ----
Income (loss) before taxes:
Company Tax Offices                                                 $ (17,116,092)      $ (1,153,237)        $ (1,961,778)
Broker Dealer Operations                                               (3,039,680)          2,313,158            1,840,953
e1040.com                                                              (2,013,481)          (674,896)          (6,039,267)
                                                                    -------------       ------------         ------------
              Total income (loss) before taxes                      $ (22,169,253)      $     485,025        $ (6,160,092)

Depreciation and amortization:
Company Tax Offices                                                 $    2,034,609      $   1,831,026        $   1,356,476
Broker Dealer Operations                                                   967,078          1,082,397            1,023,457
e1040.com                                                                  649,314            243,206              128,562
                                                                    -------------       ------------         ------------
              Total depreciation and amortization                   $    3,651,001      $   3,156,629        $   2,508,495

Identifiable assets:
Company Tax Offices                                                 $   44,132,556      $  45,772,431        $  41,319,358
Broker Dealer Operations                                                21,794,777         23,787,300           22,826,533
e1040.com                                                                    7,883            821,864              736,613
Intercompany eliminations                                             (28,762,703)       (17,701,700)         (20,977,326)
                                                                    -------------       ------------         ------------
              Total identifiable assets                             $   37,172,513      $  52,679,895        $  43,905,178

Capital expenditures:
Company Tax Offices                                                 $      733,749      $   1,234,618        $   2,211,389
Broker Dealer Operations                                                   270,940            397,006              574,136
e1040.com                                                                        -            300,121              517,130
                                                                    -------------       ------------         ------------
              Total capital expenditures                            $    1,004,689      $   1,931,745        $   3,302,655

17.  TAXES ON INCOME

The provisions for income taxes and income tax benefits in the consolidated financial statements for the June 30 Fiscal years consist of the following:

                                                                   FOR THE FISCAL YEAR ENDED JUNE 30,
                                                            --------------------------------------------------
                                                                             2001 RESTATED
                                                                             -------------
                                                                 2002        SEE NOTE 2(a)         2000
                                                                 ----        ------------          ----
Current:
Federal                                                     $  (593,000)     $   (11,000)      $  (1,945,000)
State and local                                                 (39,000)         253,000             275,000
                                                            ------------     ------------      --------------
Total current tax (benefit) provision                       $  (632,000)     $   242,000       $  (1,670,000)

Deferred:
Federal                                                     $   154,000      $   437,000       $      11,000
State and local                                                 613,000           19,000            (488,000)
                                                            ------------     ------------      --------------
Total deferred tax provision (benefit)                      $   767,000      $   456,000       $    (477,000)
                                                            ------------     ------------      --------------

Total income tax provision (benefit)                        $   135,000      $   698,000       $  (2,147,000)
                                                            ============     ============      ==============

Deferred tax assets and liabilities consist of the following as of:

                                                                                JUNE 30,
                                                            --------------------------------------------------
                                                                              2001 RESTATED
                                                                              -------------
                                                                 2002         SEE NOTE 2(a)         2000
                                                                 ----         ------------          ----
Compensation expense recognized for financial reporting   $     46,000        $   46,000         $  163,000
purposes in connection with common stock option grants
Book amortization of intangible in excess of tax             3,046,000           422,000            274,000
Provision for bad debt                                         601,000           125,000             36,000
Employee advances                                            (313,000)         (385,000)                 -
Installment gain                                                    -          (140,000)                 -
Deferred rent                                                 (28,000)          (28,000)                 -
Tax depreciation in excess of book                           (142,000)         (178,000)          (175,000)
Marketable securities                                          (2,000)           (2,000)                 -
Software development costs                                   (115,000)         (292,000)           (96,000)
Investments accounted for under the equity method             (66,000)          (74,000)           (23,000)
Accrued expenses                                               432,000                -                  -
Net operating loss carryforwards for federal and state
tax purposes                                                 5,125,000         1,273,000            491,000
                                                          ------------        ----------         ----------
                Total gross deferred tax assets, net      $  8,584,000        $  767,000         $  670,000
                                                          ============        ==========         ==========
Less: valuation allowance                                  (8,584,000)                -                  -
                                                          ------------        ----------         ----------
                Total net deferred tax assets             $         -         $  767,000         $  670,000
                                                          ============        ==========         ==========

A valuation allowance has been established against the gross deferred tax assets as of June 30, 2002 as the Company has suffered large recurring losses from operations, and management believes that the future tax benefit associated with the deferred tax asset may not be realized.

The Company has federal and state net operating loss carryforwards as of June 30, 2002 of approximately $11,118,000 and $18,796,000, respectively, which will be carried forward and may be utilized in subsequent periods to offset taxable income. If the Company experiences a change of ownership as defined by Internal Revenue Code section 382, use of the net operating loss may be limited.

At June 30, 2002 the Company's operating loss carryforwards expire as follows:

            Years of expiration              Federal        State
            -------------------           -----------    -----------
                 2020                      $1,890,000    $ 7,981,000
                 2021                          37,000        236,000
                 2022                       9,191,000     10,579,000
                                          -----------    -----------
                                          $11,118,000    $18,796,000

The income tax receivable of $749,000 as of June 30, 2002 consists of approximately $249,000 state refunds and $500,000 of federal income tax refunds.

A reconciliation of the federal statutory rate to the provision for income taxes is as follows:

                                                                       FISCAL YEAR ENDED JUNE 30,
                                                                        2001 RESTATED SEE
                                                        2002                NOTE 2(a)                       2000
                                                        ----                --------                        ----
Federal income taxes (benefit) computed
at statutory rates                             (7,538,000)    (34.0%)    $  165,000      34.0%     $(2,094,000)     (34.0%)
State and local taxes (benefit), net of
federal tax benefit                            (1,344,000)     (6.1%)        44,000       9.1%        (141,000)      (2.2%)
Amortization of intangible assets with no
benefit                                            530,000      2.4%        378,000      77.9%          254,000       4.1%
AMT credit disallowed per IRS exam and
previously benefited                                    -         -         172,000      35.5%        (172,000)      (2.8%)
Income tax receivable not previously
recognized                                              -         -        (99,000)     (20.4%)              -          -
Other                                             (97,000)     (0.4%)        38,000       7.8%            6,000       0.0%
Valuation Reserve                                8,584,000     38.7%             -          -          -                -
                                              ------------    ------        -------     ------     -----------      ------
Total income tax (benefit)/provision          $    135,000      0.6%        698,000     143.9%     $(2,147,000)     (34.9%)
                                              ============    ======        =======     ======     ===========      ======

18.  BAD DEBT RESERVE AND RELATED ACTIVITY IS AS FOLLOWS:

The bad debt reserve and related activity is as follows:

                                     Balance at                   Write-offs,
                                     Beginning      Bad Debt        Net of                  Balance at
                                      of Year        Expense      Recoveries     Other      End of Year
                                      -------        -------      ----------     -----      -----------
Year ended June 30, 2002              $291,000       $323,972         -           -          $614,972
Year ended June 30, 2001               264,800         26,200         -           -           291,000
Year ended June 30, 2000                87,500        177,300         -           -           264,800

19.  QUARTERLY FINANCIAL DATA (UNAUDITED)

 FISCAL                                                                                       PER SHARE WEIGHTED
 YEAR:                              INCOME (LOSS)      TAX PROVISION       NET (LOSS)               AVERAGE
 2002              REVENUE          BEFORE TAXES         (BENEFIT)           INCOME           BASIC      DILUTED
 ----              -------          ------------         ---------           ------           -----      -------
Q1 (a)        $  21,374,162        $ (3,806,830)      $ (2,056,000)      $  (1,750,830)      $ (0.21)    $ (0.21)
Q2 (a)           19,778,846          (3,105,052)        (1,691,735)         (1,413,317)        (0.16)      (0.16)
Q3               28,862,310            (435,848)          1,340,065         (1,775,913)        (0.20)      (0.20)
Q4               23,018,771         (14,821,523)          2,542,716        (17,364,239)        (2.01)      (2.01)
              --------------       -------------      -------------      --------------      --------    --------
TOTAL         $  93,034,089        $(22,169,253)      $     135,046      $ (22,304,299)      $ (2.58)    $ (2.58)
              =============        =============      =============      ==============      ========    ========

(a) As restated. See Note 2(a).

 FISCAL                                                                                       PER SHARE WEIGHTED
 YEAR:                              INCOME (LOSS)      TAX PROVISION       NET (LOSS)               AVERAGE
 2001              REVENUE          BEFORE TAXES         (BENEFIT)           INCOME           BASIC      DILUTED
 ----              -------          ------------         ---------           ------           -----      -------
Q1             $  21,339,780       $ (2,178,774)       $  (769,107)       $ (1,409,667)     $(0.18)     $(0.18)
Q2                19,449,289         (2,156,397)        (1,229,146)           (927,251)      (0.11)      (0.11)
Q3 (b)            32,301,173          2,928,346          1,653,441           1,274,905        0.16        0.16
Q4 (a)            31,810,068          1,891,850          1,042,576             849,274        0.10        0.10
               -------------       -------------      -------------       ------------      -------     -------
TOTAL (c)      $ 104,900,310       $    485,025       $    697,764        $  (212,739)      $ (.03)     $ (.03)
               =============        ===========       =============       ============      =======     =======

(a) During the fourth quarter of Fiscal year 2001, the Company rescinded an acquisition resulting in approximately $600,000 of other income (see Note
     3).
(b)  As restated. See Note 2(a).
(c) $1,012,863 representing net trading gains previously included in financial planning revenue have been reclassified to other income on the accompanying statements of operations for the year ended June 30, 2001.

 FISCAL                                                                                       PER SHARE WEIGHTED
 YEAR:                              INCOME (LOSS)      TAX PROVISION       NET (LOSS)               AVERAGE
 2000              REVENUE          BEFORE TAXES         (BENEFIT)           INCOME           BASIC      DILUTED
 ----              -------          ------------         ---------           ------           -----      -------
Q1             $  12,736,729       $ (2,854,804)      $ (1,226,852)      $ (1,627,952)      $(0.22)      $(0.22)
Q2                14,337,566         (2,629,952)        (1,124,176)        (1,505,776)       (0.20)       (0.20)
Q3                36,552,830             76,811             33,029             43,782         0.01         0.01
Q4                25,292,212           (752,147)           170,999           (923,146)       (0.12)       (0.12)
               -------------       -------------      -------------      -------------      -------      -------
TOTAL (a)      $  88,919,337       $ (6,160,092)      $ (2,147,000)      $ (4,013,092)      $(0.53)      $(0.53)
               =============       =============      =============      =============      =======      =======

(a) $659,517 representing net trading gains previously included in financial planning revenue have been reclassified to other income on the accompanying statements of operations for the year ended June 30, 2000.

20.  SUBSEQUENT EVENTS

     SALES OF ASSETS
(a)  PINNACLE TAXX ADVISORS
     On November 26, 2002, the Company finalized a transaction pursuant to an asset purchase agreement (the "Purchase Agreement") with Pinnacle Taxx Advisors LLC ("Pinnacle") dated as of September 1, 2002, whereby Pinnacle, an entity controlled by Thomas Povinelli and David Puyear, former executive officers of the Company, purchased certain assets of the Company. The effective date of the closing under the Purchase Agreement was September 1, 2002. The Company sold to Pinnacle 47 offices ("Pinnacle Purchased Offices") and all tangible and intangible net assets (the "Purchased Assets") which are associated with the operations of the Pinnacle Purchased Offices, together representing approximately $17,690,000 in revenue, or approximately 19.0% of the Company's annual revenue. Included in the net assets sold to Pinnacle was approximately $1,550,000 in debt plus accrued interest of approximately $280,000, which have been assumed by Pinnacle. As part of the sale of the Purchased Offices 137 employees of the Purchased Offices were terminated by the Company as of November 15, 2002 and were hired by Pinnacle. In addition, all registered representatives of the Purchased Offices licensed with Prime Capital Services, Inc. (a wholly owned broker dealer subsidiary of the Company) transferred their registrations to Royal Alliance Associates ("Royal").

     The total purchase price payable by Pinnacle is $4,745,463, subject to final adjustments. The sum of $3,422,108, (the "Closing Payment"), was paid pursuant to a promissory note (the "Initial Note") which was given by Pinnacle to the Company at the date of closing (the "Closing"), with interest at 10% commencing 30 days from the Closing. The Initial Note is guaranteed by Mr. Povinelli and Mr. Puyear, and Mr. Povinelli has pledged his entire holdings of the Company's common stock to secure the Initial Note. The Initial Note is due and payable on the earlier of February 26, 2003 or on the date that Pinnacle closes a debt or equity financing. The balance of the purchase price of $1,323,355, subject to adjustment and less certain debts of the Company that Pinnacle assumed, will be paid pursuant to a second promissory note (the "Second Note") which is secured by Pinnacle's assets and a collateral assignment of 75% of Pinnacle's commission overrides to be paid to Pinnacle from Royal each month up to $250,000, pursuant to an agreement between Pinnacle and Royal. The Second
     Note is payable in three equal consecutive annual installments, with interest calculated at the prime rate of Pinnacle's primary lender in effect as of the Closing, on the first, second and third anniversaries of the Closing.

     As a result of the transaction with Pinnacle a gain of approximately $5.3 million has been calculated by management, however due to the uncertainties associated with payment on the Initial Note and Second Note, the Company will defer the gain recognition until proceeds from payment by Pinnacle or collateral are received on the Initial Note and Second Note. As of this date, the Company has received certain payments from Royal pursuant to the assignment above but has not received certain payments required under the Closing Payment and equipment subleases. The Company has foreclosed on a portion of Mr. Povinelli's shares of the Company's common stock securing the Closing Payment and is considering which additional remedies to pursue with respect to such nonpayment.

(b)  OTHER SALES OF ASSETS
     In addition to the Pinnacle transaction, subsequent to June 30, 2002, the Company has completed the sale of 11 additional offices to various parties (the "Other Purchased Offices") and all tangible and intangible net assets which are associated with the operations of the Other Purchased Offices, together representing approximately $7,397,000 or approximately 8.0% of the Company's annual revenue. The aggregate sales price for the Other Purchased Offices was approximately $1,161,000 consisting of $352,000 cash and $809,000 of promissory notes due to the Company.

     Approximate revenues and operating expenses of the Pinnacle Purchased Offices and Other Purchased Offices included on the accompanying statement of operations for the year ended June 30, 2002 were as follows:

                            DIRECT OPERATING RESULTS
                            ------------------------

     Revenues:
        Financial planning services                          $15,717,000
        Tax preparation fees                                   9,370,000
        E1040.com                                                      -
        Direct mail services                                           -
                                                              ----------
                Total revenue                                 25,087,000
                                                              ----------

     Operating Expenses:
        Salaries and commissions                             $15,516,000
        General and administrative                             2,059,000
        Advertising                                              923,000
        Rent                                                   2,363,000
        Depreciation and amortization                            515,000
        Goodwill and intangible assets impairment loss         2,499,000
                                                              ----------
                Total operating expenses                      23,875,000
                                                              ----------


     DEBT FORBEARANCE
(c)  WACHOVIA
     On November 27, 2002, the Company and Wachovia Bank, National Association, formerly known as First Union National Bank ("Wachovia") entered into a forbearance agreement dated as of November 27, 2002 (the "Forbearance Agreement"), whereby Wachovia agreed to forbear from acting on certain defaults of financial covenants by the Company under the revolving credit note dated December 27, 2001 in the original principal amount of $2,000,000, and under a term loan note dated December 27, 2001 in the original principal amount of $5,000,000. The revolving credit note and the term loan note are together referred to as the "Loan". The Company had changed its control without Wachovia's consent and failed to meet requirements under the Loan to pay scheduled debt service and to maintain certain financial ratios including senior funded debt to EBITDA. The Company paid such debt service to Wachovia and, pursuant to the terms of the Forbearance Agreement, Wachovia agreed to forbear from enforcing its default remedies and extended the time of payment for the Loan to November 1, 2003 ("Maturity Date"). Pursuant to the Forbearance Agreement the interest rate charged on the Loans was increased by 1% to LIBOR plus 3.75%.

     With respect to the revolving credit note, absent Wachovia's demand under the terms and conditions of the Forbearance Agreement, during the period of forbearance the Company is obligated to make interest payments monthly until the Maturity Date. Principal payments in the amount of $250,000 each are due on March 10, 2003, April 10, 2003, May 10, 2003 and June 10, 2003,
     with the remaining principal balance due on the Maturity Date.

     With respect to the term loan note, absent Wachovia's demand under the terms and conditions of the Forbearance Agreement, during the period of forbearance the Company is obligated to make its regular payments of principal in the amount of $83,333 plus interest until the Maturity Date when remaining principal balance is due. Additionally, in June, 2003 Wachovia in its sole and absolute discretion will recalculate the principal amount and revise the repayment schedule beginning in July, 2003 until the Maturity Date when the remaining balance, if any, is due.

     Pursuant to the Forbearance Agreement, commencing on May 1, 2003, the Company is obligated to make payments on the 10th day of each month to the Wachovia in an amount equal to 50% of the amount of cash and marketable securities possessed by the Company that exceeds $1,500,000 on the last day of the preceding month. However, amounts contained in the broker-dealer reserve to the extent of regulatory requirements and historical levels shall not be included in the calculation of cash and marketable securities for purposes of this payment.

(d)  TRAVELERS
     On September 24, 2002, the Company received a notice from the attorneys for Travelers alleging that the Company was in default under its Debt Facility with Travelers due to nonpayment of a $100,000 penalty for failure to meet sales production requirements as specified in the Debt Facility. The default notice stated that all unpaid interest and principal under the Debt Facility was immediately due and payable but that Travelers intended to comply with the terms of a subordination agreement between Travelers and Wachovia. Such subordination agreement greatly restricts the default remedies which Travelers could pursue against the Company. The Company sent the attorneys for Travelers a written denial that the Company had failed to meet the sales production requirements and that it was in default and Travelers has not taken any action in furtherance of its allegation of default.

(e)  DEBT PENALTY
     The Loan in the amount of $1,000,000 due to Rappaport on October 31, 2002 was not paid. Accordingly, as required, Rappaport was issued 50,000 common shares in December 16, 2002 and will be issued 15,000 common shares per month commencing in November, 2002 until the Loan is paid in full. (See
     Note 9). Additionally, when the Rule 144 holding period was satisfied in October 2002 with respect to certain shares of the Company's common stock previously issued to Rappaport in connection with the Loan, the stock price was $.40 per share. As a result, Rappaport was issued an additional 650,000 common shares to be added to the 100,000 shares issued upon the funding of the Loan so that the total value of the original shares issued was $300,000.

(f)  SEC INVESTIGATION
     The Company has become aware that it is the subject of a formal investigation by the Securities and Exchange Commission ("SEC"). The Company believes that the investigation concerns, among other things, the restatement of the Company's financial results for the fiscal year ended June 30, 2001 and the fiscal quarters ended March 31, 2001 and December 31, 2001 (which have been previously disclosed in the Company's amended quarterly and annual reports for such periods), the Company's delay in filing a Form 10-K for the fiscal year ended June 30, 2002 and the Company's past accounting and recordkeeping practices. The Company had previously received informal, non-public inquiries from the SEC regarding certain of these matters. On March 13, three of the Company's executives received subpoenas from the SEC requesting them to produce documents and provide testimony in connection with the formal investigation. In addition, on March 19, 2003 the Company received a subpoena requesting documents in connection with such investigation. The Company and its executives intend to comply fully with the requests contained in the subpoenas and with the SEC's investigation. The Company does not believe that the investigation will have a material effect on the Company's consolidated financial statements.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

         On August 27, 2002, the Company engaged Grant Thornton LLP ("Grant Thornton") to serve as the Company's independent auditors for the year ended June 30, 2002. The Company's independent auditors were previously Arthur Andersen LLP ("Andersen"). The ratification of the appointment of auditors for fiscal year 2003 will be considered by the Company's stockholders at the 2002 Annual Meeting anticipated to be held in December 2002.

         The Company's relationship with Andersen terminated on August 27, 2002 with the engagement of Grant Thornton and the general discontinuance over the past several months of public audit services by Andersen.

         During the years ended June 30, 2002 and June 30, 2001 and for the interim period through the date the relationship ended, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

         The audit reports of Andersen on the Company's consolidated financial statements as of and for the fiscal years ended June 30, 2001 and June 30, 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. However, the Company has restated its financial results for the fiscal year ended June 30, 2001, and the second and third quarters thereof, and Andersen has not audited such restated financial results.

         During the fiscal year ended June 30, 2001 Andersen did not advise the registrant of any reportable events under Item 304(a)(1)(v) of Regulation S-K, except that on May 14, 2002 Andersen sent a letter to Doreen Biebusch, the chairperson of the Company's audit committee. The letter notified Ms. Biebusch that Andersen had been informed of an internal disagreement between the Company's controller and the Company's chief financial officer at the time, with respect to a $600,000 negative adjustment to gross revenue relating to the second and possibly the third quarter of fiscal 2001, and requested that the Company hire independent counsel to conduct an investigation of the matter. A copy of this letter is attached as Exhibit 99.1. The $600,000 negative adjustment was reflected in the Company's restated financial results for the fiscal year ended June 30, 2001 and the second and third quarters thereof. The Company has since revised its internal controls and financial reporting procedures. See "Management's Discussion and Analysis of Results of Operations and Financial Condition". Andersen did not send any communications to the Company regarding this matter subsequent to its letter of May 14, 2002 due to its general discontinuance of public audit services.

                                    PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          The following table sets forth information regarding the executive officers and directors of the Company:

         NAME                     AGE                      POSITION
         ----                     ---                      --------
         James Ciocia              45    Chairman of the Board and Director
         Michael P. Ryan           44    Chief Executive Officer, President and
                                         Director
         Kathryn Travis            53    Secretary, Vice President and Director
         Ted Finkelstein           49    Vice President and General Counsel
         Michael Mannion           43    Chief Accounting Officer
         Thomas Povinelli          42    Former Director
         Doreen M. Biebusch        45    Director
         Steven Gilbert            46    Director
         Edward H. Cohen           64    Director
         Seth Akabas               46    Director
         Louis P. Karol            44    Director

EXECUTIVE OFFICERS AND DIRECTORS

JAMES CIOCIA, CHAIRMAN. Mr. Ciocia is a principal founder of the Company having opened the Company's first tax preparation office in 1981. In addition to serving the Company as its Chief Executive Officer until November 6, 2000, Mr. Ciocia is a registered representative of Prime. Mr. Ciocia holds a B.S. in Accounting from St. John's University and he is a member of the International Association for Financial Planners. Mr. Ciocia is serving a term as a director, which expired in 2002 and continues until a qualified successor is appointed or elected.

MICHAEL P. RYAN, CHIEF EXECUTIVE OFFICER AND DIRECTOR. Mr. Ryan was appointed the Company's Chief Executive Officer on August 8, 2002. Mr. Ryan co-founded Prime Capital Services, Inc. and has, except for a one month period in July and August or 2002, served as its President since 1987. In addition, Carole Enisman Mr. Ryan's spouse,has served as Executive Vice President of Prime Capital Services, Inc. since April 5, 1999. Mr. Ryan is a Certified Financial Planner and a founding member and past President of the Mid-Hudson Chapter of the International Association for Financial Planning. Mr. Ryan is a Registered Principal with the National Association of Securities Dealers and serves on the Independent Firms Committee of the Securities Industry Association (SIA). Mr. Ryan holds a B.S. in Finance from Syracuse University. Mr. Ryan was first elected as a director on June 22, 1999, resigned as a director on April 3, 2002 and was re-appointed to the Board on August 9, 2002. He will stand for election as a Class C director at the next Annual Meeting of Stockholders.

KATHRYN TRAVIS, SECRETARY, VICE PRESIDENT AND DIRECTOR. Ms. Travis began her career with the Company in 1986 as an accountant and has served as Secretary, Vice President and a director since November 1989. Ms. Travis currently supervises all tax preparation personnel and she is a registered representative of Prime. Ms. Travis holds a B.A. in Mathematics from the College of New Rochelle. Ms. Travis is serving a term which expired in 2002 and continues until a qualified successor is appointed or elected.

THOMAS POVINELLI, FORMER CHIEF EXECUTIVE OFFICER AND DIRECTOR. Mr. Povinelli began his tenure with the Company as an accountant in 1983 and he served as Chief Operating Officer from November 1984 to November 6, 2000. On November 6, 2000, Mr. Povinelli was appointed as the Company's Chief Executive Officer and resigned that office on September 23, 2002. Mr. Povinelli is also a registered representative of Royal Alliance, Inc. Mr. Povinelli holds a B.S. in Accounting from Iona College. Mr. Povinelli has resigned as a director.

DAVID D. PUYEAR, FORMER CHIEF FINANCIAL OFFICER. Mr. Puyear joined the Company as its Chief Financial Officer (CFO) on July 6, 2000 and resigned that office on September 23, 2002. Prior to joining the Company, Mr. Puyear served as a CFO for the past four years with two private equity investment advisory firms located in New York City and Boston. From 1999 until mid-2000, Mr. Puyear served as CFO of J.E.R. Partners, an institutional advisory firm with assets under management in excess of $3 billion, and from 1993 until 1999. From 1996 to 1999, Mr. Puyear served as a Controller and CFO of AEW Capital Management, an institutional advisory firm with assets under management in excess of $13 billion. From 1986 to 1993, Mr. Puyear worked for KPMG Peat Marwick where he served as audit manager, specializing in financial services and technology. Mr. Puyear holds a B.S. in accounting from Moorehead State University and passed all parts of the CPA exam in 1986.

TED FINKELSTEIN, VICE PRESIDENT AND GENERAL COUNSEL. Ted Finkelstein is the General Counsel and Vice President of the Company. He has a Bachelor of Science degree in Accounting. He is a Cum Laude graduate of Union University, Albany Law School and also has a Master of Laws in Taxation from New York University Law School. Ted has over 20 years of varied legal experience including acting as outside counsel for Prime Capital Services, Inc. for almost 15 years. Ted has been General Counsel and Vice President of the Company since June, 2001.

MICHAEL T. MANNION, CHIEF ACCOUNTING OFFICER. Michael joined the Company in October 2001, serving as Corporate Controller before being appointed Chief Accounting Officer in February 2003. His responsibilities include financial reporting, internal controls and back office support for field office operations. He has over 15 years of senior level financial and operations experience. Prior to joining the Company, Michael served as Controller and Treasurer for the distance-learning firm, Technology Education Network, Inc., working with such companies as IBM and Microsoft to provide cost effective training solutions. Prior to that, he served as Vice President of Finance & Administration for The Lake Group, a $100MM direct marketing firm, which managed list rental assets for such companies as McGraw-Hill, Dow Jones and American Express. Prior to that, he served as Corporate Controller for The PRC Group, a $150MM real estate company. Michael began his career with Amper, Politziner & Mattia, CPA's. He holds a BS in accounting from Rowan State University (NJ).

SETH A. AKABAS, DIRECTOR. Mr. Akabas has served as a partner at the law firm of Akabas & Cohen since June 1991. Mr. Akabas holds a B.A. in Economics from Princeton University and a J.D. from the Columbia University School of Law. Mr. Akabas was first elected a director on April 1, 1995 and he is serving a term that expires in 2003.

LOUIS P. KAROL, DIRECTOR. Mr. Karol is a partner of the law firm of Karol, Hausman & Sosnick. Mr. Karol holds a B.S. from George Washington University, a J.D. from the Benjamin N. Cardozo School of Law and an L.L.M in Taxation from the New York University School of Law. Mr. Karol currently serves on the Board of Directors of the Long Island Chapter of the International Association of Financial Planning and he is a Certified Public Accountant. Mr. Karol was first elected as a director on April 1, 1995 and is serving a term which expired in 2002 and continues until a qualified successor is appointed or elected.

DOREEN M. BIEBUSCH, DIRECTOR. Ms. Biebusch has twenty years of financial and managerial experience. Doreen Biebusch is a partner and founder of JDJ Resources, Inc, a financial and administrative management firm that specializes in high net worth family management. From 1997 to 2000, Ms. Biebusch served as the Chief Financial Officer for AEGIS, an international real estate and private equity investment advisor. Prior to joining AEGIS, Ms. Biebusch worked at Aldrich Eastman Waltch ("AEW"), an institutional investment management firm from 1988 to 1997 and as the Chief Financial Officer for that organization from 1992 to 1996. In her tenure at AEW, Ms. Biebusch was the Portfolio Controller for a $1 billion real estate partnership, developing a solid foundation in asset management, performance measurement and client service. From 1981 to 1988, Ms. Biebusch was the senior audit manager at KPMG. Ms. Biebusch holds a Master of Business Administration degree from Babson College and a Bachelor of Arts degree in English from Skidmore College. Ms. Biebusch is serving a term which expired in 2002 and continues until a qualified successor is appointed or elected.

STEVEN GILBERT, DIRECTOR. Mr. Gilbert is the Company's Executive Vice President, Financial Services and head of the Company's Clearwater, Florida office. His responsibilities include the training of sales representatives and general management of the Company's Clearwater office. Mr. Gilbert has also historically been one of the Company's most productive sales representatives.

EDWARD H. COHEN, DIRECTOR. Mr. Cohen has, since February 2002, been counsel to, and for more than five years prior thereto was a partner in, the New York City law firm of Katten Muchin Zavis Rosenman (with which he has been affiliated since 1963). Mr. Cohen is a director of Phillips-Van Heusen Corporation, a manufacturer and marketer of apparel and footwear, Franklin Electronic Publishers, Incorporated, an electronic publishing company, Levcor International, Inc., a converter of textiles for sale to domestic apparel manufacturers, and Merrimac Industries, Inc., a manufacturer of passive RF and microwave components for industry, government and science.

AUDIT COMMITTEES-BOARD OF DIRECTORS

The Audit Committee, which was composed of Doreen M. Biebusch, Seth A. Akabas and Louis P. Karol was disbanded on August 18, 2002 and the entire Board undertook its duties.

COMPENSATION COMMITTEE

The Compensation Committee, which was composed of Doreen M. Biebusch, Seth A. Akabas and Louis P. Karol was disbanded on August 18, 2002 and the entire Board undertook its duties.

The Company's executive officers serve at the discretion of the Board of Directors.

      COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock. The SEC requires such officers, Directors and greater than 10% stockholders to furnish to the Company copies of all forms that they file under Section 16(a).

To the Company's knowledge, all officers, directors and/or greater than 10% stockholders of the Company complied with all Section 16(a) filing requirements during the fiscal year ended June 30, 2002 or, in the case of Michael Ryan, failed to timely file certain statements of changes in Beneficial Ownership on Form 4. Mr. Ryan filed a late Statement of Changes in Beneficial Ownership on Form 4 on April 10, 2002 and has fully complied with all Section 16(a) filing requirements since that date.

ITEM 11.     EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table sets forth the compensation of the Chief Executive Officer, and the four other most highly compensated executive officers (collectively, the "Named Executive Officers"), and information with respect to annual and long-term compensation earned during the last three Fiscal Years:

                           SUMMARY COMPENSATION TABLE


                                                                                                                LONG TERM
                                                                                                              COMPENSATION
                                                                                                            AWARDS NUMBER OF
                                                                                                                 SHARES
NAME AND                              FISCAL                                               OTHER ANNUAL        UNDERLYING
PRINCIPAL POSITION                    YEAR          SALARY      BONUS           LOANS      COMPENSATION          OPTIONS
------------------                    ----          ------      -----           -----      ------------          -------
James Ciocia
Chairman of the Board                 2002         $430,000    $312,693               -                -               -
                                      2001         $438,712                           -    (1)   $ 6,694               -
                                      2000         $367,754                   $ 314,809    (2)   $16,455               -

Michael P. Ryan
Chief Executive Officer and
Director                              2002         $430,000    $490,384               -     (1)  $ 9,600         250,000
                                      2001         $350,000                           -     (1)  $ 9,600         250,000
                                      2000         $240,000    $216,597               -     (1)  $ 9,600               -

Kathryn Travis
Secretary, Vice President and
Director                              2002         $281,538                           -    (1)   $ 9,259               -
                                      2001         $313,712                           -    (1)   $ 9,259               -
                                      2000         $154,230                   $ 118,030    (1)  $ 10,758               -

David Puyear
Former Chief Financial Officer        2002         $201,923                           -                -               -
                                      2001         $209,000                           -                -         200,000

Thomas Povinelli
Former Chief Executive Officer and
Director                              2002         $380,385                           -     (1)  $ 7,200               -
                                      2001         $358,366                           -     (1)  $ 7,200               -
                                      2000         $365,384                   $ 311,086     (2)  $ 4,596               -

Ted Finkelstein
Vice President and General Counsel
                                      2002        $ 184,615                           -                -               -
                                      2001          $ 7,692                           -                -               -

*Represents loans taken in previous years that are being applied to the individual's current W-2 statement.

(1)  Auto expense.
(2)  Represents commission override payment.

INSURANCE

As of June 30, 2002 the Company maintains a $2.0 million life insurance policy on James Ciocia and Thomas Povinelli.

DIRECTORS

The Company is currently reviewing its compensation policy with its independent directors of the Company in connection with a disagreement between the Company and two of its independent directors regarding independent director compensation. Historically, independent directors have not received compensation.

OPTION GRANTS

The following table sets forth information regarding options to purchase shares of Common Stock granted to the Named Executive Officers during Fiscal 2002.



                          OPTION GRANTS IN FISCAL 2002
                                INDIVIDUAL GRANTS
                                -----------------

                                           PERCENT OF
                                             TOTAL
                           NUMBER OF        OPTIONS
                           SECURITIES      GRANTED TO    EXERCISE OR
                           UNDERLYING      EMPLOYEES     BASE PRICE                   EXPIRATION
         NAME           OPTIONS GRANTED     IN 2002       ($/SHARE)     GRANT DATE        DATE       FAIR VALUE
         ----           ---------------     -------       ---------     ----------        ----       ----------
Michael P. Ryan          250,000            48.6%         $ 8.00         7/1/2001       7/1/2006       $187,500

  AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND 2002 YEAR-END OPTION
                                     VALUES

The following table sets forth for each of the Named Executive Officers (a) the number of options exercised during Fiscal 2002, (b) the total number of unexercised options for Common Stock (exercisable and un-exercisable) held at June 30, 2002, and (c) the value of those options that were in-the-money on June 30, 2002 based on the difference between the closing price of our Common Stock on June 30, 2002 and the exercise price of the options on that date.

                                                      NUMBER OF SECURITIES UNDERLYING          VALUE OF UNEXERCISED
                                                        UNEXERCISED STOCK OPTIONS AT        IN-THE-MONEY STOCK OPTIONS
                                                            FISCAL YEAR-END (#)                 AT FISCAL YEAR-END
                           SHARES
                           ACQUIRED
                           ON            VALUE                               UN-                                UN-
NAME                       EXERCISE(#)   REALIZED       EXERCISABLE      EXERCISABLE        EXERCISABLE    EXERCISABLE
----                       -----------   --------       -----------      -----------        -----------    -----------
James Ciocia
Chairman of                     -           -              62,508             -                  -              -
the Board

Michael P. Ryan
Chief Executive                 -           -             500,000             -                  -              -
Officer and
Director

Kathryn Travis
Secretary, Vice                 -           -              30,340             -                  -              -
President and
Director

Ted Finkelstein Vice
President and
General Counsel                 -           -                -                -                  -              -

Thomas Povinelli
Former Chief                    -           -              61,521             -                  -              -
Executive Officer
and Director

David Puyear Former
Chief Financial                 -           -                -             200,000               -              -
Officer


STOCK OPTION PLANS

         The Company maintains records of option grants by year, exercise price, vesting schedule and grantee. In certain cases the Company has estimated, based on all available information, the number of such options that were issued pursuant to each plan. The Company has not in the past consistently recorded the plan pursuant to which the option was granted. The Company is implementing new record keeping procedures regarding options that will ensure this information is accurately recorded and processed. The material terms of each option grant vary according to the discretion of the Board of Directors.

         On September 14, 1993, the Company adopted the "1993 Joint Incentive and Non-Qualified Stock Option Plan" ("1993 Plan") pursuant to which the Company may grant options to purchase up to an aggregate of 816,000 shares. Such options may be intended to qualify as "incentive stock options" ("Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or they may be intended not to qualify under such Section ("Non-Qualified Options").

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

         On April 20, 1999, the Board of Directors of the Company adopted the Company's 1999 Common Stock and Incentive and Non-Qualified Stock Option Plan (the "1999 Plan"). The Company's stockholders approved the plan on June 22, 1999.

         Under the 1999 Plan, the Company may grant options to purchase up to 300,000 shares of Common Stock to key employees of the Company, its subsidiaries, directors, consultants and other individuals providing services to the Company. Such options may be Incentive Stock Options or Non-Qualified Stock Options.

         The Board of Directors administers the 1999 Plan. The 1999 Plan allows the Board of Directors of the Company to designate a committee of at least two non-employee directors to administer the 1999 Plan for the purpose of complying with Rule 16(b)(3) under the Securities Exchange Act of 1934, as amended, with respect to future grants under the 1999 Plan. Until such delegation, the Board will select the persons who are to receive options and the number of shares to be subject to each option (the administrator of the 1999 Plan, including the Board of Directors and/or a committee is referred to herein as the "Committee"). In selecting individuals for options and determining the terms, the Board may consider any factors that it deems relevant, including present and potential contributions to the success of the Company. Options granted under the 1999 Plan must be exercised within a period fixed by the Board, which may not exceed ten years from the date of grant. Options may be made exercisable immediately or in installments, as determined by the Board.

         The purchase price of each share for which an Incentive Stock Option is granted and the number of shares covered by such Option will be within the discretion of the Committee based upon the value of the grantee's services, the number of outstanding shares of Common Stock, the market price of such Common Stock, and such other factors as the Committee determines are relevant; provided however, that such purchase price may not be less than the par value of the Common Stock. The purchase price of each share for which an Incentive Stock Option is granted under the 1999 Plan ("Incentive Option Price") shall not be less than the amount which the Committee determines, in good faith, at the time such incentive stock option is issued or granted, constitutes 100% of the then fair market value of a share of Common Stock.

         Grantees under the 1999 Plan may not transfer options otherwise than by will or the laws of descent and distribution, but the Committee has the right to determine whether the individual Option shall be transferable. No transfer of an Option permitted by terms of such Option or by will or the laws of descent and distribution will bind the Company unless the Company has been furnished with written notice thereof and a copy of the will and/or such other evidence as the Company may deem necessary to establish the validity of the transfer and the acceptance by the transferee or transferees of the terms and conditions of such Option. In the case of an Option, during the lifetime of the grantee, unless transferred as permitted by the 1999 Plan and the Option, the Option may only be exercised by the grantee, except in the case of disability of the grantee resulting in termination of employment, in which case the Option may be exercised by such grantee's legal representative.

         The Committee will adjust the total number of shares of Common Stock which may be purchased upon the exercise of Options granted under the 1999 Plan for any increase or decrease in the number of outstanding shares of Common Stock resulting from a stock dividend, subdivision, combination or reclassification of shares or any other change in the corporate structure or shares of the Company; provided, however, in each case, that, with respect to Incentive Stock Options, no such adjustment shall be authorized to the extent that such adjustment would cause the 1999 Plan to violate Section 422(b)(1) of the Code. If the Company dissolves or liquidates or upon any merger or consolidation, the Committee may make such adjustment with respect to Options or act as it deems necessary or appropriate to reflect or in anticipation of such dissolution, liquidation, merger or consolidation, including, without limitation, the substitution of new options or the termination of existing options.

         Under the 1999 Plan, the Company will grant to each employee and those affiliated financial planners who have entered into commission sharing agreements with the Company, including officers and directors, options to purchase 100 shares of Common Stock for each whole $25,000 of revenues for tax preparation and commissions generated by such individual for the Company in the calendar years 1998, 1999 and 2000. Each option will be exercisable for a period of five years to acquire one share of Common Stock at the market price on the date of grant of the option. In Fiscal 2000, the Company granted options to purchase 229,877 shares under the 1999 Plan. During Fiscal 2001, 65,941 options to purchase shares were cancelled and 136,064 options to purchase shares were granted, with zero options available to be granted.

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

         In contrast, upon the exercise of a qualified incentive stock option, an optionee will not realize income, and the Company will not be allowed a deduction. If the optionee retains the shares issued to him upon exercise of an incentive stock option for more than one year after the date of issuance of such shares and two years after the date of grant of the option, then any gain or loss realized on a subsequent sale of such shares will be treated as long-term capital gain or loss. If, on the other hand, the optionee sells the shares issued upon exercise within one year after the date of issuance or within two years after the date of grant of the option, then the optionee will realize ordinary income, and the Company will be allowed a deduction from income, to the extent of the excess of the fair market value of the shares on the date of exercise or the amount realized on the sale (whichever is less) over the exercise price. Any excess of the sale price over the fair market value of such shares on the date of exercise will be treated as capital gain. In addition, the difference between the fair market value of the shares on the date of exercise and the exercise price constitutes an item of tax preference for purposes of calculating an alternative minimum tax, which under certain circumstances could cause tax liability as a result of an exercise.

         On October 17, 2001, the Board of Directors of the Company adopted the Company's "2001 Common Stock and Incentive and Non-Qualified Stock Option Plan" (the "2001 Plan"). The Company's stockholders approved the plan on December 14, 2001. Under the 2001 Plan, the Company may grant options to purchase up to 1,250,000 shares of Common Stock to key employees of the Company, its subsidiaries, directors, consultants and other individuals providing services to the Company. Such options may be Incentive Stock Options or Non-Qualified Stock Options. The per share price of any Share or Option shall not be less than 50% of the fair market value of the Company's Common Stock at the date of issuance of the Share or granting of the option.

EMPLOYEE STOCK PURCHASE PLAN

         On February 1, 2000, the Board of Directors of the Company adopted the Company's "2000 Employee Stock Purchase Plan" (the "2000 ESPP Plan") and on May 5, 2000, the 2000 ESPP Plan became effective upon approval by the stockholders. Under the 2000 ESPP Plan, the Company will sell shares of its Common Stock to participants at a price equal to 85% of the closing price of the Common Stock on (i) the first business day of a Plan Period or (ii) the Exercise Date (the last day of the Plan Period), whichever closing price shall be less. Plan Periods are six-month periods commencing January 1st and July 1st. The 2000 ESPP Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. The Board of Directors believes that the 2000 ESPP Plan will further encourage broader stock ownership by employees of the Company and thereby provide an incentive for employees to contribute to the profitability and success of the Company. In particular, the Board intends that the plan offer a convenient means for employees who might not otherwise own Common Stock in the Company to purchase and hold Common Stock, and that the discounted sale feature of the 2000 ESPP Plan provides a meaningful inducement to participate. The Company believes that the employees' continuing economic interest, as shareholders, in the performance and success of the Company will further enhance the entrepreneurial spirit of the Company, which can greatly contribute to the long-term growth and profitability of the Company. As of June 30, 2002, 66 employees participate in the automatic withholding election for the 2000 ESPP Plan.

Description of the 2000 Plan

         The 2000 Plan will be administered by the Company's Board of Directors (the "Board") or by a Committee appointed by the Board (the "Committee"). The Board or the Committee has authority to make rules and regulations for the administration of the Plan and its interpretation and decisions with regard thereto shall be final and conclusive. The Board may at any time, and from time to time, amend this Plan in any respect, except that (a) if the approval of any such amendment by the shareholders of the Company is required by Section 423 of the Code, such amendment shall not be effected without such approval, and (b) in no event may any amendment be made which would cause the Plan to fail to comply with Section 423 of the Code.

         All employees are eligible to participate in any one or more of the offerings of Options to purchase Common Stock under the 2000 ESPP Plan provided that: (a) they are customarily employed by the Company or a Designated Subsidiary for more than 20 hours a week and for more than five months in a calendar year; and (b) they have been employed by the Company or a Designated Subsidiary for at least thirty days prior to enrolling in the Plan; and (c) they are employees of the Company or a Designated Subsidiary on the first day of the applicable Plan Period. No employee may be granted an Option under the 2000 ESPP Plan if such employee, immediately after the Option is granted, owns 5% or more of the total combined voting power or value of the stock of the Company or any subsidiary of the Company. For purposes of the preceding sentence, the attribution rules of Section 424(d) of the Code shall apply in determining the stock ownership of an employee, and all stock that the employee has a contractual right to purchase shall be treated as stock owned by the employee.

         The Company will make one or more offerings ("Offerings") to employees to purchase stock under the 2000 ESPP Plan. Offerings will begin each January 1 and July 1, or the first business day thereafter (the "Offering Commencement Dates"). Each Offering Commencement Date will begin a six-month period (a "Plan Period") during which payroll deductions will be made and held for the purchase of Common Stock at the end of the Plan Period. The Board or the Committee may, at its discretion, choose a different Plan Period of twelve (12) months or less for subsequent Offerings.

         The Company will maintain payroll deduction accounts for all participating employees. With respect to any Offering made under the 2000 ESPP Plan, an employee may authorize a payroll deduction in any dollar amount from a minimum of 2% up to a maximum of 10%, only in a whole integral percentage, or such lesser amount as the Board or Committee shall determine before the start of each Plan Period, of the Compensation he or she receives during the Plan Period or such shorter period during which deductions from payroll are made.

         No employee may be granted an Option that permits his rights to purchase Common Stock under the 2000 ESPP Plan and any other employee stock purchase plan (as defined in Section 423(b) of the Code) of the Company and its subsidiaries to accrue at a rate which exceeds $25,000 of the fair market value of such Common Stock (determined at the Offering Commencement Date of the Plan Period) for each calendar year in which the Option is outstanding at any time.

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

         Certificates representing shares of Common Stock purchased under the Plan may be issued only in the name of the employee, in the name of the employee and another person of legal age as joint tenants with rights of survivorship, or (in the Company's sole discretion) in the name of a brokerage firm, bank or other nominee holder designated by the employee. The Company may, in its sole discretion and in compliance with applicable laws, authorize the use of book entry registration of (12) shares in lieu of issuing stock certificates.

Federal Income Tax Consequences

         The Company believes that under the present law the following federal income tax consequences would generally result under the Plan. Rights to purchase shares under the Plan are intended to constitute "options" issued pursuant to an "employee stock option plan" within the meaning of Section 423 of the Code: No taxable income results to the participant upon the grant of right to purchase or upon the purchase of shares for his or her account under the Plan (although the amount of a participant's payroll contributions under the Plan will be taxable as ordinary income to the participant). If the participant disposes of shares less than two years after the first day of an offering period with respect to which he or she purchased such shares, then at the time of disposition the participant will recognize as ordinary income an amount equal to the excess of the fair market value of the shares on the date of purchase over the amount of the participant's payroll contributions used to purchase the shares. If the participant holds the shares for at least two years after the first day of an offering period with respect to which he or she purchased such shares, then at the time of the disposition the participant will recognize as ordinary income an amount equal to the lesser of (i) the excess of the fair market value of the shares on the first day of the offering period over the option price on that date, and (ii) the excess of the fair market value of the shares on the date of disposition over the amount of the participant's payroll contributions used to purchase such shares. In addition, the participant will recognize a long-term or short-term capital gain or loss, as the case may be, in an amount equal to the difference between the amount realized upon any sale of the Common Stock minus the cost (i.e., the purchase price plus the amount, if any, taxed to the participant as ordinary income, as noted in (3) above). If the statutory holding period described above is satisfied, the Company will not receive any deduction for federal income tax purposes with respect to any discount in the sale price of Common Stock or matching contribution applicable to such participant. If such statutory holding period is not satisfied, the Company generally should be entitled to deduction in an amount equal to the amount taxed to the participant as ordinary income.

         During Fiscal 2002, approximately $206,000 was deducted from employee payroll purchasing 121,964 shares in the Company.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth, as of February 7, 2003, certain information regarding the ownership of the Company's Common Stock by (i) each of the Company's current Directors and (ii) all of the Company's directors and officers as a group. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock. For each individual or group included in the table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group as described above by the sum of the 9,943,447 shares of Common Stock outstanding as of February 24, 2003 and the number of shares of Common Stock that such person or group had the right to acquire within 60 days of February 24, 2003, including, but not limited to, upon the exercise of options.

                                                          AMOUNT AND NATURE OF    PERCENTAGE OF
      NAME AND ADDRESS OF BENEFICIAL OWNER                BENEFICIAL OWNERSHIP         CLASS
      ------------------------------------                --------------------         -----
   Michael P. Ryan
   11 Raymond Avenue
   Poughkeepsie, NY 12603                                     2,559,671 (1)            25.1%

   Prime Partners, Inc.
   11 Raymond Avenue
   Poughkeepsie, NY 12603                                     2,053,671 (1)            21.2%

   Ralph Porpora
   11 Raymond Avenue
   Poughkeepsie, NY 12603                                     2,058,844 (2)            21.3%

   Thomas Povinelli
   1311 Mamaroneck Avenue
   White Plains, NY 10605                                      62,061 (3)                *

   Steven Gilbert
   2420 Enterprise Road, Suite 100
   Clearwater, FL 33763                                        757,913 (4)             7.4%

   James Ciocia
   35-50 Francis Lewis Blvd.  Suite 205
   Flushing, NY 11358                                          537,194 (5)             5.5%

   Kathryn Travis
   375 North Broadway
   Suite 203
   Jericho, NY 11753                                           199,321 (6)             2.2%

   Edward H. Cohen
   c/o Katten Muchin Zavis Rosenman                                 -                    *
   575 Madison Avenue  New York, NY 10022

   Seth A. Akabas  488
   Madison Avenue
   New York, NY 10022                                           9,065 (7)                *

   Louis P. Karol
   600 Old Country Road
   Garden City, NY 11530                                          3,180                  *

                                                          AMOUNT AND NATURE OF    PERCENTAGE OF
      NAME AND ADDRESS OF BENEFICIAL OWNER                BENEFICIAL OWNERSHIP         CLASS
      ------------------------------------                --------------------         -----
   Ted Finkelstein
   11 Raymond Avenue                                              2,339                  *
   Poughkeepsie, NY 12603

   Doreen M. Biebusch
   31 Milk Street
   Boston, MA 02109                                               3,907                  *
   All Directors and officers as a group
   (9 persons)                                                  4,141,081              37.9%

* Less than 1.0%

     (1) 6,000 shares are owned by Mr. Ryan personally, 16,200 shares are beneficially owned by Mr. Ryan's wife, Carole Enisman, 5,700 shares owned by Prudential Serls Prime Properties (of which Mr. Ryan is a director and 25% shareholder) and 2,053,671 shares are beneficially owned by Prime Partners, Inc. and its wholly owned subsidiaries (including 474,686 shares which Prime Partners, Inc. has the right to acquire pursuant to the Ciocia Agreement and 168,981 shares which Prime Partners, Inc. has the right to acquire pursuant to the Travis Purchase Agreement, all at an exercise price per share equal to the greater of 160% of market price or $75, Mr. Ryan has full authority to vote these shares pursuant to separate Voting Trust Agreements). Includes 250,000 shares issuable to Mr. Ryan upon exercise of stock options at a price of $6.00 per share and 250,000 shares issuable to Mr. Ryan upon exercise of stock options at a price of $8.00 per share. Mr. Ryan owns 50% percent of the capital stock of, and serves as an officer and director of, Prime Partners, Inc. Mr. Ryan disclaims beneficial ownership of the 16,200 shares beneficially owned by Ms. Enisman, and the 5,700 shares owned by Prudential Serls Prime Properties.

     (2) Includes 2,035,671 shares beneficially owned by Prime Partners, Inc. and its wholly owned subsidiaries (including 474,686 shares which Prime Partners, Inc. has the right to acquire pursuant to the Ciocia Purchase Agreement and 168,981 shares which Prime Partners, Inc. has the right to acquire pursuant to the Travis Purchase Agreement, all at an exercise price per share equal to the greater of 160% of market price or $75. Mr. Ryan has full authority to vote these shares pursuant to separate Voting Trust Agreements), 2,442 shares issuable upon the exercise of options at a price of $8.1875 per share and 2,731 shares issuable upon the exercise of options at a price of $2.875 per share. Mr. Porpora owns 50% percent of the capital stock of, and serves as an officer and director of, Prime Partners, Inc.

     (3) Includes 60,000, 830 and 691 shares issuable upon the exercise of currently exercisable options at a price of $9.50, $10.124 and $8.1875, respectively, per share. In January 2003 the Company foreclosed on 1,048,616 shares of common stock pledged by Mr. Povinelli to secure obligations of Pinnacle Taxx Advisors, LLC. Such shares are being held pending a resolution of such obligations. These shares are considered to still be outstanding.

     (4) Includes 169,854 shares owned by Gilbert Family Limited Partnership of which Steven Gilbert is a 97% beneficiary. In addition, includes 340,000 shares, 100,000 shares, 75,000 shares, 12,310 shares, 9,9l0 shares, 5,969 shares, 37,500 shares and 7,370 shares issuable upon exercise of options at $3.50, $4.75, $13.75, $10.l2, $9.8125, $8.1875, $8.00 and $2.875, respectively, per share.
Does not include 70,000 shares issuable upon the exercise of options that do not vest until December 2003.

     (5) Includes 60,000, 1,470 and 1,038 shares issuable upon the exercise of options at a price of $9.50, $l0.l25, and $8.1875, respectively, per share. Also includes 474,686 shares which Prime Partners Inc. has the right to acquire pursuant to the Ciocia Agreement. Michael Ryan has full authority to vote these shares pursuant to a separate Voting Trust Agreement.

     (6) Includes 30,000 and 340 shares issuable upon the exercise of currently exercisable options at a price of $9.50 and $l0.l25, respectively, per share. Also includes 168,981 shares, which Prime Partners Inc. has the right to acquire pursuant to the Travis Agreement. Michael Ryan has full authority to vote these shares pursuant to a separate Voting Trust Agreement.

      (7) Includes 8,061 shares owned by the law firm of Akabas & Cohen of which Mr. Akabas is a partner.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The four principal stockholders, Messrs. Ciocia, Povinelli and Ryan and Ms. Travis personally guaranteed the repayment of the Company's loan from Travelers Life & Annuity. Additionally, Messrs. Ciocia, Povinelli and Ryan have personally guaranteed the repayment of the Company's loan from First Union National Bank. Such stockholders received no consideration for such guarantees other than their salaries and other compensation.

Seth A. Akabas is a partner in the law firm of Akabas & Cohen and also a director of the Company. Akabas & Cohen is outside counsel for the Company. During the Fiscal year ended June 30, 2002, 2001 and 2000, the Company paid $72,286, $104,106 and $113,338 in legal fees to Akabas & Cohen.

Edward H. Cohen is of counsel to, and a retired partner of, the law firm Katten Muchin Zavis Rosenman and also a director of the Company. Since August 2002, Katten Muchin Zavis Rosenman ("KMZR") has been outside counsel to the Company and has also, in the past, represented Michael Ryan personally. No fees were paid by the Company to KMZR during the Fiscal years ended June 30, 2002, 2001 and 2000.

In July 2000, the Company borrowed $250,000 at 12% interest from Mysemia, a general partnership in which Seth A. Akabas is a general partner with a 33% interest. No interest or principal has been paid on such loan to date. This loan is payable ten business days after demand and is included in the current portion of long term debt on the accompanying balance sheet as of June 30, 2002 and 2001. As of June 30, 2002 $62,055 in accrued interest is due to Mysemia. The debt plus accrued interest due to Mysemia were assumed by Pinnacle Taxx Advisors LLC on November 26, 2002.

In January 2001, the Company borrowed $250,000 from Doreen M. Biebusch, a Director of the Company. Interest is accrued at a rate of 18% through April 15, 2001 and was increased to 22% after April 15, 2001. As of June 30, 2002 the balance due on the note payable is $150,000 plus accrued interest of $50,392. This debt plus accrued interest due to Ms. Biebusch were assumed by Pinnacle Taxx Advisors LLC on November 26, 2002. In addition, JDJ Resources, a company in which Ms. Biebusch is an owner, charged the Company approximately $22,000 in Fiscal 2002 for consulting fees.

Michael Ryan, the Company's Chief Executive Officer and President, is one of the general partners in a limited partnership, Prime Income Partners, L.P. which owns a building in Poughkeepsie, New York. This building is occupied by Prime Financial Services, Inc. and as of August 2002 also serves as the Company's executive headquarters. During the Fiscal year ended June 30, 2002 the Company paid $314,561 to Prime Income Partners, L.P. for rent and related charges. Management believes the amounts charged to the Company for rent to be commensurate with the rental rate that would be charged to an independent third party.

In February 2002, Prime Management Corp. loaned the Company $1.0 million at a stated interest rate of 10% which was repaid in full plus accrued interest of $14,855 in April 2002. During the Fiscal year ended June 30, 2001 the Prime Management Corp. loaned the Company an aggregate of $600,000. As of June 30, 2002 the Company owes Prime Management Corp. $244,191. Michael Ryan, the Company's Chief Executive Officer and President, is one of the general partners of Prime Management Corp.

As of June 30, 2002 the Company has a note payable, with a stated interest rate of 15% per annum, to Thomas Povinelli, the Company's former Chief Executive Officer in the amount of $700,000 plus accrued interest of $116,870. This note plus accrued interest due to Mr. Povinelli were assumed by Pinnacle Taxx Advisors LLC on November 26, 2002.

On November 26, 2002, the Company finalized a transaction pursuant to an asset purchase agreement with Pinnacle Taxx Advisors LLC ("Pinnacle"), whereby Pinnacle, an entity controlled by Thomas Povinelli and David Puyear, former executive officers of the Company, purchased certain assets of the Company. (See
Note 20 of Notes to Consolidated Financial Statements)

                                     PART IV


ITEM 15. EXHIBITS LIST AND REPORTS ON FORM 8-K


(a)      The following documents are filed as part of this report:

         (1) Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 35 of this report.


         (2) Financial Statement Schedule: See notes to Consolidated Financial Statements at Item 8 on page 35 of this report

         (3)   EXHIBITS

         The following Exhibits are attached hereto and incorporated herein by reference:

         3.1 Registrant's Articles of Incorporation, as amended, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY.

         3.2 Registrant's Amended Articles of Incorporation, incorporated by reference to the exhibit in the Registrant's Proxy Statement on Form14-A under the Securities Exchange Act of 1934, as amended, filed on June 22, 1999.

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

         10.3 2000 Employee Stock Purchase Plan of the Registrant, incorporated by reference to the exhibit in the registrant's Proxy Statement on Form 14-A under the Securities Exchange Act of 1934, as amended, filed on May 5, 2000.

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

         10.6 Employment Agreement dated November 19, 1998 between Daniel Levy and North Shore Capital Management Corp and North Ridge Securities Corp., incorporated by reference to Exhibit 3 on the Registrant's report on Form 8-K, dated November 19, 1998.

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

         10.14 Asset Purchase Agreement dated November 26, 2002 between Registrant and Pinnacle Taxx Advisors LLC, incorporated by reference to Exhibit 1 on the Registrant's report on Form 8-K, dated December 23, 2002.

         21    List of Subsidiaries.

         (b)   Reports on Form 8-K

         (1)   Current Report on Form 8-K filed with the SEC on July 17, 2002.
         (2)   Current Report on Form 8-K filed with the SEC on August 9, 2002.
         (3)   Current Report on Form 8-K filed with the SEC on September 4,
               2002.
         (4)   Current Report on Form 8-K filed with the SEC on December 23,
               2002.