Form 10-K/A
period 2002-06-30
GILMAN & CIOCIA INC
filed 2003-04-11
CIK 914142

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of April 10, 2003 was $4,477,418 based on a sale price of $0.65.

         As of April 10, 2003, 9,816,979 shares of the registrant's common equity were outstanding.

    Transitional Small Business Disclosure Format (check one): Yes[ ] No [X]

================================================================================

Gilman + Ciocia, Inc. (the "Company") previously filed its Form 10-K for the year ended June 30, 2002 with unaudited financial statements as of and for the year ended June 30, 2002. This Amendment to Form 10-K includes audited financial statements and an opinion of Grant Thornton LLP, and replaces and supersedes the Company's previously filed 10-K in its entirety.

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


                                              PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K................................84

SIGNATURES.................................................................................................86


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

         The Company has become aware that it is the subject of a formal investigation by the Securities and Exchange Commission ("SEC"). The Company believes that the investigation concerns, among other things, the restatement of the Company's financial results for the fiscal year ended June 30, 2001 and the fiscal quarters ended March 31, 2001 and December 31, 2001 (which have been previously disclosed in the Company's amended quarterly and annual reports for such periods), the Company's delay in filing a Form 10-K for the fiscal year ended June 30, 2002 and the Company's past accounting and recordkeeping practices. The Company had previously received informal, non-public inquiries from the SEC regarding certain of these matters. On March 13, 2003, three of the Company's executives received subpoenas from the SEC requesting them to produce documents and provide testimony in connection with the formal investigation. In addition, on March 19, 2003 the Company received a subpoena requesting documents in connection with such investigation. The Company and its executives intend to comply fully with the requests contained in the subpoenas and with the SEC's investigation. The Company does not believe that the investigation will have a material effect on the Company's consolidated financial statements.

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

ACQUISITIONS AND OTHER EVENTS

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

COMPETITION

         Competitors include companies specializing in income tax preparation as well as companies that provide general financial services. Many of these competitors, in the tax preparation field, including H&R Block, and many well-known brokerage firms in the financial service field have significantly greater financial and other resources than the Company. The Company's online tax preparation competitors are primarily Intuit and HR Block.com. The Company believes that the primary elements of competition are convenience, location, local economic conditions, quality of on site management, quality of service, price, and with respect to online operations, effective affiliation campaigns and ease of using the service. There is no assurance that the Company will be able to compete successfully with larger and more established companies.

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

ITEM 2.           PROPERTIES

         As of June 30, 2002, the Company provided services to its clients at 121 local offices in 15 states: forty-one in New York, twenty-six in Florida, twelve in New Jersey, seven in Arizona, six in Connecticut, five in Massachusetts, five in Maryland, four in Ohio, four in Nevada, four in Washington, three in Illinois, one in Texas, one in Colorado, one in Michigan and one in Kentucky. A majority of the offices are leased in commercial office buildings. Most of the Company's offices are leased pursuant to standard form office leases. The leases range in terms remaining from one to seven years. The Company's rental expense during Fiscal 2002 was $6.0 million. The Company believes that any of its offices could be replaced with comparable office space, however location and convenience is an important factor in marketing the Company's services to its clients. Since the Company advertises in the geographic area surrounding the office location, the loss of such an office that is not replaced with a nearby office could adversely affect the Company's business at that office. The Company generally needs approximately 1,000-3,000 square feet of usable floor space to operate an office, and its needs can be flexibly met in a variety of real estate environments. Therefore, the Company believes that its facilities are adequate for its current needs.

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

         The Company owns a building in Babylon, New York. In September 2001, the Company sold its other owned building in Palmer, Massachusetts. The net proceeds from this sale were $106,000.

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

HOLDERS OF COMMON STOCK

         As of April 10, 2003, there were approximately 270 registered holders of Common Stock. This does not reflect persons or entities that hold Common Stock in nominee or "street" name through various brokerage firms. On the closing of trading on April 10, 2003, the price of the Common Stock was $0.65 per share.

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

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data with respect to our consolidated balance sheets as of June 30, 2002 and 2001 and the related consolidated statements of operations for the years ended June 30, 2002, 2001, and 2000 have been derived from our audited consolidated financial statements which are included herein and have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1 of the Notes to Consolidated Financial Statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The selected consolidated financial data with respect to our consolidated balance sheets as of June 30, 2000, 1999, and 1998 and the related consolidated statements of operations for the years ended June 30, 1999 and 1998 have been derived from our audited consolidated financial statements, which are not included herein. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                                                        AS A PERCENTAGE OF REVENUE             PERCENTAGE INCREASE
                                                            YEARS ENDED JUNE 30,               (DECREASE) OF ACTUAL
                                                                                                     AMOUNTS
                                                                    2001                       2002 TO     2001 TO
                                                                    ----                        2001         2000
                                                        2002      RESTATED        2000          ----         ----
                                                        ----      --------        ----
                                                                 (SEE NOTE
                                                                 ---------
                                                                   2(A))
                                                                   -----
Financial planning commissions                            80.8%      81.6%           79.4%        (12.2)%        21.2%
Tax preparation fees                                      18.6%      16.7%           17.8%         (1.5)%        11.1%
e1040.com                                                  0.1%       0.8%            1.3%        (91.3)%      (31.6)%
Direct mail services                                       0.5%       0.9%            1.5%        (47.7)%      (27.7)%
                                                        -------     ------          ------
         Total revenue                                     100%       100%            100%        (11.3)%        18.0%
                                                        =======     ======          ======
Salaries and commissions                                  83.9%      76.7%           76.8%         (2.9)%        17.8%
General and administrative expense                        16.6%      10.0%           11.7%          46.4%         1.5%
Advertising                                                2.4%       3.7%           10.9%        (41.8)%      (59.7)%
Brokerage fees & licenses                                  1.9%       1.7%            2.1%         (1.7)%       (5.5)%
Rent                                                       6.4%       4.9%            4.1%          16.2%        42.1%
Depreciation and amortization                              3.9%       3.0%            2.8%          15.7%        25.8%
Goodwill and other intangibles impairment loss             8.1%       0.0%            0.0%         100.0%         0.0%
                                                        -------     ------          ------
         Total operating expenses                        123.2%     100.0%          108.4%           9.2%         8.9%
                                                        -------     ------          ------
Loss from operations                                    (23.2)%       0.0%          (8.4)%    (72,168.3)%      (99.6)%
                                                        -------     ------          ------
Other income (expense)                                   (0.6)%       0.5%            1.5%       (210.6)%      (60.0)%
                                                        -------     ------          ------

Income (loss) before income taxes                       (23.8)%       0.5%          (6.9)%     (4,670.7)%     (107.9)%
Provision (benefit) for income taxes                       0.2%       0.7%          (2.4)%        (80.6)%     (132.5)%
                                                        -------     ------          ------
         Net loss                                       (24.0)%     (0.2)%          (4.5)%      10,384.3%      (94.7)%
                                                        =======     ------          ======

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

         We have received a report from our independent accountants, relating to our June 30, 2002 audited financial statements containing an explanatory paragraph stating that our recurring losses from operations and requirement for additional financing raise substantial doubt about our ability to continue as a going concern. Management and the Board of Directors are currently exploring a number of strategic alternatives and are also continuing to identify and implement internal actions to improve the Company's liquidity or financial performance. These alternatives may include selling further assets, which in any such case could result in significant changes in our business plan.

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

MARKET FOR COMPANY'S COMMON EQUITY

         The shares of our Common Stock were delisted from the NASDAQ national market in August 2002 and are now traded in the over-the-counter market on what is commonly referred to as the "pink sheets". As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. In addition, we are now subject to Rule 15c2-11 promulgated by the SEC. If we fail to meet criteria set forth in such Rule (for example, by failing to file periodic reports as required by the Exchange Act) various practice requirements are imposed on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have a materially adverse effect on the ability of broker-dealers to sell the Company's securities, which may materially affect the ability of shareholders to sell the securities in the secondary market.

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

ITEM 8.           CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                         PAGE
         Reports of Independent Public Accountants...................................................36

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors and Shareholders of Gilman + Ciocia, Inc.:


         We have audited the accompanying consolidated balance sheet of Gilman + Ciocia, Inc. and subsidiaries as of June 30, 2002, and the related consolidated statements of operations, cash flows and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Gilman + Ciocia, Inc. as of June 30, 2001 and for each of the two years in the period ended June 30, 2001, were audited by other auditors who have ceased operations and whose report dated September 28, 2001, expressed an unqualified opinion on those statements prior to the restatements discussed in Note 2(a).

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Gilman + Ciocia, Inc. and subsidiaries as of June 30, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

         As discussed above, the consolidated financial statements of Gilman + Ciocia, Inc. as of and for the year ended June 30, 2001 were audited by other auditors who have ceased operations. As described in Note 2(a) these financial statements have been restated. We audited the adjustments described in Note 2(a) to the financial statements that were applied to restate the 2001 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 20(c) to the consolidated financial statements, the Company has suffered recurring losses from operations and is in breach of covenants of a Forbearance Agreement in connection with the Company's Loan Agreements, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         As discussed in Note 2(i) to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on July 1, 2001.


/s/ Grant Thornton LLP

New York, New York

December 31, 2002, except for the matters discussed in Note 1 paragraph 7 and
Note 20(c) paragraphs 5-7, for which the date is March 21, 2003 and Note 20(f) for which the date is March 19, 2003.

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

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                       JUNE 30,
                                                                                                    2001 RESTATED
                                                                                   JUNE 30, 2002    SEE NOTE 2(a)
                                                                                  ----------------------------------
                                                      ASSETS
Current assets:
  Cash and cash equivalents                                                           $ 2,223,806       $ 5,413,674
  Marketable securities                                                                 1,759,742            55,933
  Accounts receivable, less allowance for doubtful accounts of $614,972 and
  $291,000 as of June 2002 and 2001, respectively.                                      8,790,836        10,813,299
  Receivables from officers, stockholders and employees                                 1,537,176         1,712,711
  Income tax receivable                                                                   748,678           185,338
  Deferred tax asset                                                                         -              170,275
  Prepaid expenses and other current assets                                               150,810           895,026
                                                                                      -----------       -----------
                                           Total current assets                        15,211,048        19,246,256

Noncurrent assets:
  Property and equipment, net of accumulated depreciation of $5,983,939 and
  $4,700,147 as of June 2002 and 2001, respectively                                     4,091,156         5,052,979
  Goodwill                                                                              5,264,858         5,498,608
  Intangible assets, net of accumulated amortization of $5,467,287 and
  $4,046,379 as of June 2002 and 2001, respectively                                    10,888,018        19,118,602
  Deferred tax asset, net of current portion                                                 -            1,709,160
  Other assets                                                                          1,717,433         2,054,290
                                                                                      -----------       -----------
                                           Total assets                               $37,172,513       $52,679,895
                                                                                      ===========       ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                               $14,501,076       $10,431,363
  Long-term debt                                                                       14,108,867         7,786,001
  Deferred tax liability                                                                        -           414,567
                                                                                      -----------       -----------
                           Total current liabilities                                   28,609,943        18,631,931

Noncurrent liabilities:
  Long-term debt, net of current portion                                                  851,501         5,425,928
  Deferred tax liability, net of current portion                                                -           697,603
                                                                                      -----------       -----------
                                 Total liabilities                                     29,461,444        24,755,462

Commitments and contingencies (see Note 11)

Stockholders' equity:
  Preferred stock, $0.001 par value; 100,000 shares authorized; no shares
  issued and outstanding at June 30, 2002 and 2001, respectively                                -                 -
  Common stock, $0.01 par value; 20,000,000 shares authorized; 9,203,027
  and 8,654,829 shares issued at June 30, 2002 and 2001, respectively                      92,030            86,548
  Additional paid-in capital                                                           29,534,307        27,711,953
  Treasury Stock 263,492 and 337,519 shares of common stock, respectively,
  at cost                                                                             (1,065,996)       (1,329,095)
  Note receivable                                                                       (105,000)         (105,000)
  Retained earnings (accumulated deficit)                                            (20,744,272)         1,560,027
                                                                                      -----------       -----------
                            Total stockholders' equity                                  7,711,069        27,924,433
                                                                                      -----------       -----------
                               Total liabilities and stockholders' equity             $37,172,513       $52,679,895
                                                                                      ===========       ===========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 YEAR ENDED JUNE 30,
                                                               ------------------------------------------------------
                                                                                   2001 RESTATED
                                                                     2002          SEE NOTE 2(a)         2000
                                                               ------------------------------------------------------
REVENUES:
   Financial planning services                                   $  75,164,322     $ 85,585,058       $ 70,617,887
   Tax preparation fees                                             17,295,265       17,557,112         15,808,075
   e1040.com                                                            69,095          791,621          1,156,640
   Direct mail services                                                505,407          966,519          1,336,735
                                                                 -------------     ------------       ------------
                   Total revenues                                   93,034,089      104,900,310         88,919,337

OPERATING EXPENSES:
   Salaries and commissions                                         78,081,085       80,417,361         68,283,595
   General and administrative                                       15,427,653       10,536,979         10,384,053
   Advertising                                                       2,278,413        3,913,237          9,705,238
   Brokerage fees and licenses                                       1,739,294        1,770,027          1,872,294
   Rent                                                              5,967,082        5,135,965          3,613,146
   Depreciation and amortization                                     3,651,001        3,156,629          2,508,495
   Goodwill and other intangible assets impairment loss              7,489,099                -                  -
                                                                 -------------     ------------       ------------
                 Total operating expenses                          114,633,627      104,930,198         96,366,821
                                                                 -------------     ------------       ------------
Loss from operations                                              (21,599,538)         (29,888)        (7,447,484)

OTHER INCOME (EXPENSE):
   Interest and investment income                                    2,268,391          186,034          1,412,991
   Interest expense                                                (1,915,138)      (1,403,210)          (930,135)
   Other income (expense)                                            (922,968)        1,732,089            804,536
                                                                 -------------     ------------       ------------
                Total other income (expense)                         (569,715)          514,913          1,287,392
                                                                 -------------     ------------       ------------
Income (loss) before provision (benefit) for income taxes         (22,169,253)          485,025        (6,160,092)
   Provision (benefit) for income taxes                                135,046          697,764        (2,147,000)
                                                                 -------------     ------------       ------------
                 Net loss, as restated                            $(22,304,299)     $  (212,739)       $(4,013,092)
                                                                 =============     ============       ============
Net loss per share:
    Basic and diluted net loss                                     $    (2.58)     $     (0.03)       $     (0.53)
                                                                 =============     ============       ============
Weighted average number of common shares outstanding:
    Basic and diluted shares outstanding                             8,647,966        8,082,674          7,552,396
                                                                 =============     ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

                                                                                                               RETAINED EARNINGS
                                                                      ADDITIONAL PAID IN         DEFERRED        (ACCUMULATED
                                               COMMON STOCK                CAPITAL            COMPENSATION          DEFICIT)
                                               ------------           ------------------      ------------      ----------------
                                         SHARES           AMOUNT
                                         ------           ------
Balance at June 30, 1999               7,508,266        $  75,083         $ 20,054,853           $ (27,409)        $   5,785,858
Compensate loss:
  Net loss                                     -                -                    -                    -          (4,013,092)
  Changes in net unrealized
    loss on securities                         -                -                    -                    -                    -

   Total comprehensive loss

Amortization of deferred                       -                -                    -               27,409                    -
Compensation
Purchase of treasury stock                     -                -                    -                    -                    -
Re-issuance of treasury stock                  -                -                8,156                    -                    -
Payment / write-off of stock
subscriptions receivable                       -                -                    -                    -                    -
Issuance of note receivable
for shares sold                                -                -                    -                    -                    -
Issuance of common stock in
connection with exercise of
stock options                            107,081            1,071              568,805                    -                    -
Issuance of common stock and
options  in connection with
business combinations                    385,487            3,854            3,216,164                    -                    -
Issuance of common stock in
connection with settlement of
30,000 litigation                         30,000              300                6,281                    -                    -
Income tax benefit upon
exercise of stock options                      -                -              122,638                    -                    -
                                       ----------       ---------         ------------           -----------       -------------
Balance at June 30, 2000               8,030,834        $  80,308         $ 23,976,897           $        -        $   1,772,766
Comprehensive loss:
  Net loss, as restated                        -                -                    -                    -            (212,739)

   Comprehensive loss

Purchase of treasury stock                     -                -                    -                    -                    -
Re-issuance of treasury stock                  -                -                    -                    -                    -
Re-issuance of treasury
stock-employee stock purchase
plan                                           -                -            (122,252)                    -                    -
Issuance of  warrants in
connection with refinancing                    -                -              800,000                    -                    -

                                                                       STOCK
                                                                    SUBSCRIPTIONS/      ACCUMULATED
                                                                        NOTE               OTHER               TOTAL
                                                                   RECEIVABLE FOR      COMPREHENSIVE       STOCKHOLDERS'
                                       TREASURY STOCK               SHARES SOLD            LOSS               EQUITY
                                       --------------              --------------      -------------       -------------
                                   SHARES          AMOUNT
                                   ------          ------
Balance at June 30, 1999           199,645     $   (777,039)       $ (159,646)          $   8,241         $  24,959,941
Compensate loss:
  Net loss                               -                 -                 -                  -           (4,013,092)
  Changes in net unrealized
    loss on securities                   -                 -                 -            (8,241)               (8,241)
                                                                                                          --------------
   Total comprehensive loss                                                                                 (4,021,333)
                                                                                                          --------------
Amortization of deferred                 -                 -                 -                  -                27,409
Compensation
Purchase of treasury stock          52,600         (257,385)                 -                  -             (257,385)
Re-issuance of treasury stock      (4,350)            22,294                 -                  -                30,450
Payment / write-off of stock
subscriptions receivable                 -                 -           159,646                  -               159,646
Issuance of note receivable
for shares sold                          -                 -         (105,000)                  -             (105,000)
Issuance of common stock in
connection with exercise of
stock options                            -                 -                 -                  -               569,876
Issuance of common stock and
options  in connection with
business combinations                    -                 -                 -                  -             3,220,018
Issuance of common stock in
connection with settlement of
30,000 litigation                        -                 -                 -                  -                 6,581
Income tax benefit upon
exercise of stock options                -                 -                 -                  -               122,638
                                   -------     -------------       -----------          ---------         -------------
Balance at June 30, 2000           247,895     $ (1,012,130)       $ (105,000)          $       -         $  24,712,841
Comprehensive loss:
  Net loss, as restated                  -                 -                 -                  -             (212,739)
                                                                                                          --------------
   Comprehensive loss                                                                                         (212,739)
                                                                                                          --------------
Purchase of treasury stock         160,439         (648,503)                 -                  -             (648,503)
Re-issuance of treasury stock        (200)             1,025                 -                  -                 1,025
Re-issuance of treasury
stock-employee stock purchase
plan                              (70,615)           330,513                 -                  -               208,261
Issuance of  warrants in
connection with refinancing              -                 -                 -                  -               800,000


                                                                                                                 RETAINED
                                                                                                                 EARNINGS
                                                                 ADDITIONAL PAID IN          DEFERRED         (ACCUMULATED
                                         COMMON STOCK                 CAPITAL             COMPENSATION           DEFICIT)
                                         ------------            ------------------       ------------         -----------
                                    SHARES        AMOUNT
                                    ------        ------
Issuance of common stock              10,000           100               30,105                    -                     -
Issuance of common stock and
options in connection with
business combinations                594,617         5,947            2,921,748                    -                     -
Issuance of common stock in
lieu of cash payment                   5,250            52               52,466                    -                     -
Stock based compensation              14,128           141               52,989                    -                     -
                                   ---------     ---------         ------------           ----------         -------------
Balance at June 30, 2001           8,654,829     $  86,548         $ 27,711,953           $        -         $   1,560,027

Comprehensive loss:
   Net loss                                -             -                    -                    -          (22,304,299)

Comprehensive loss                         -             -                    -                    -                     -

Purchase of treasury stock                 -             -                    -                    -                     -
Issuance of common stock in
connection with exercise of
stock options                          3,500            35                9,590                    -                     -
Re-issuance of treasury
stock-employee stock purchase
plan                                       -             -             (54,516)                    -                     -
Issuance of  warrants in
connection with refinancing                -             -              300,000                    -                     -
Issuance of common stock in
connections with loan
agreement                            195,298         1,953              448,047                    -                     -
Issuance of common stock in
connection with  business
combinations                         390,576         3,906            1,239,468                    -                     -
Rescindment of acquisition          (41,176)         (412)            (120,235)                    -                     -
                                   ---------     ---------         ------------           ----------         -------------

Balance at June 30, 2002           9,203,027     $  92,030         $ 29,534,307           $        -         $(20,744,272)
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

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEAR ENDED JUNE 30,
                                                                 ---------------------------------------------------
                                                                                  2001 RESTATED
                                                                                  -------------
                                                                      2002         SEE NOTE 2(a)         2000
                                                                      ----         ------------          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $(22,304,299)     $  (212,739)     $ (4,013,092)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization                                     3,651,001        3,156,629         2,508,495
     Goodwill and other intangible assets impairment loss              7,489,099                -                 -
     Amortization of debt discount                                       267,258          166,248                 -
     Provision (benefit) for income taxes                                135,046          456,000         (477,000)
     Loss (gain) on a rescission of an acquisition contract              205,832        (600,000)                 -
     Gain on sale of properties                                        (218,015)                -                 -
     Amortization of deferred and other compensation                           -           50,057         1,011,356
     Bad debt expense                                                  1,879,280                -                 -
     Loss from joint venture                                               4,808                -                 -
Changes in assets and liabilities:
     Accounts receivable, net                                          1,321,801      (4,458,184)       (2,685,654)
     Prepaid and other current assets                                    744,216          155,860         (129,151)
     Change in marketable securities                                 (1,486,439)           17,111         (970,464)
     Receivables from officers, stockholders and employees             (300,170)        (353,556)           592,678
     Other assets                                                      (400,950)        (127,450)         (315,579)
     Accounts payable and accrued expenses                             4,336,352          687,301         4,636,655
     Income taxes receivable (payable)                                    68,879        2,396,221       (1,551,927)
                                                                   -------------      -----------     -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (4,606,301)        1,333,498       (1,393,683)
                                                                   -------------      -----------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                            (1,004,689)      (1,517,505)       (1,818,944)
     Cash paid for acquisitions, net of cash acquired                  (262,500)      (1,837,545)       (1,481,348)
     Proceeds from sale of investments                                         -                -         1,215,141
     Proceeds from sale of properties                                    861,220                -                 -
                                                                     -----------     ------------     -------------
NET CASH USED IN INVESTING ACTIVITIES                                   (405,969)      (3,335,050)       (2,085,151)
                                                                     -----------     ------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Acquisition of treasury stock                                     (120,576)        (648,503)         (257,385)
     Proceeds from bank and other loans                               10,250,000       12,273,175        10,505,100
     Payments of bank loans and capital lease obligations            (8,316,647)      (8,780,944)       (6,209,021)
     Net proceeds from issuance of common stock and
     exercise of common stock options and warrants                         9,625           30,205           464,876
     Proceeds from stock subscriptions                                         -                -            83,203
                                                                   -------------      -----------     -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES:                             1,822,402        2,873,933         4,586,773
                                                                   -------------      -----------     -------------
  Net change in cash and cash equivalents                            (3,189,868)          852,381         1,107,939
  Cash and cash equivalents at beginning of period                     5,413,674        4,561,293         3,453,354
                                                                   -------------      -----------     -------------
  Cash and cash equivalents at end of period                       $   2,223,806     $  5,413,674     $   4,561,293
                                                                   =============     ============     =============

                                                                                YEAR ENDED JUNE 30,
                                                                 ---------------------------------------------------
                                                                                  2001 RESTATED
                                                                                  -------------
                                                                      2002         SEE NOTE 2(a)         2000
                                                                      ----         ------------          ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
  Interest                                                        $   577,450       $   992,896        $   792,859
                                                                   =============     ============     =============
  Income taxes                                                    $    33,833       $   309,773        $   784,962
                                                                   =============     ============     =============
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
    Re-issuance of treasury stock at fair value                       383,675           331,538             22,294
    Common stock and options issued in connection with
    business combination                                              893,374         2,927,695          3,220,018
    Exercise of stock options                                               -                 -            105,000
    Equipment acquired under capital leases                           422,254           414,240          1,209,478
    Issuance of common stock upon loan obligation                     450,000                 -                  -
    Note receivable on rescission of acquisition contract                   -         1,000,000                  -
    Value of warrants issued                                      $   300,000       $   800,000                  -
 Details of business combinations:
    Fair value of assets acquired                                 $ 1,165,874       $ 5,455,552        $ 5,532,366
     Less: liabilities assumed                                       (10,000)         (690,312)          (831,000)
     Less: Stock issued                                             (893,374)       (2,927,695)        (3,220,018)
                                                                   -------------      -----------     -------------
     Cash paid for acquisitions                                   $   262,500       $ 1,837,545        $ 1,481,348
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

On November 27, 2002, the Company and Wachovia Bank, National Association, formerly known as First Union National Bank ("Wachovia"), entered into a forbearance agreement whereby Wachovia agreed to forbear from acting on certain defaults of financial covenants by the Company under its $7,000,000 loan facility with Wachovia. On March 5, 2003, the Company received a notice of default from Wachovia listing three defaults by the Company under the forbearance agreement. The notice of default was rescinded by Wachovia's attorneys on March 10, 2003. Wachovia's debt forbearance is fully delineated in
Note 20 to the financial statements.

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

     (f)  Marketable Securities

The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company's short-term investments consist of trading securities and are stated at quoted market values, with unrealized gains and losses reported as investment income in earnings. During the Fiscal years ended June 30, 2002, 2001, and 2000 the Company recognized unrealized gains (losses) from trading securities of $(957,031), $1,071,849 and $659,157, respectively. Realized gains, realized losses and declines in value judged to be other-than-temporary, are included in other income

(expense). All such gains and losses are calculated on the basis of specific-identification method. During the Fiscal year ending June 30, 2001 the Company recognized $58,986 in realized losses. Interest earned is included in earnings. The original cost included in the carrying value of marketable securities at June 30, 2002 is $1,933,554.

Securities sold, but not yet purchased, are stated at quoted market values with unrealized gains and losses reflected in the statements of operations. Subsequent market fluctuations of securities sold, but not yet purchased, may require purchasing the securities at prices that may differ from the market values reflected in the accompanying balance sheets. The liability attributable to securities sold short, but not yet purchased, is $210,771 and is included in accounts payable and accrued expenses.

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
      Add back: Goodwill amortization
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

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolildated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management is evaluating the impact, if any, that adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.(Unaudited)

3.  BUSINESS COMBINATIONS

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

4.  RECEIVABLES FROM OFFICERS, STOCKHOLDERS AND EMPLOYEES

Receivables from officers, stockholders and employees consist of the following:

                                                                               AS OF JUNE 30,
                                                                         2002                      2001
                                                                  -------------------       ----------------
Demand loans to officers, non-interest bearing                      $      174,514           $     146,853
Notes receivable from stockholders of the Company. Interest is charged at rates between 6% and 10% per annum, due in 1-5
years.                                                                           -                 218,154

Demand loans from employees and advances to financial planners.          1,894,083  (a)          1,573,383
                                                                    --------------           -------------
                                                                         2,068,597               1,938,390
                                                                    --------------           -------------

Less: current portion                                                    1,537,176               1,712,711
                                                                    --------------           -------------

Long-term portion (included in other assets)                        $      531,421           $     225,679
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
                                                        ============          ============

Property and equipment under capitalized leases was $2,185,006 and $1,865,367 at June 30, 2002 and June 30, 2001, respectively. Accumulated amortization related to capital leases was $1,110,673 and $546,311 at June 30, 2002 and June 2001, respectively.

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

In accordance with SFAS 142, the Company ceased amortizing goodwill on July 1, 2001. Additionally, as required by SFAS 142 the Company performed the fair value impairment tests during the Fiscal year ended June 30, 2002. The impairment review required under SFAS 142 involves a two-step process as follows:

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

The impairment testing for goodwill in the broker-dealer reporting unit was performed using future discounted cash flows. In the third quarter of fiscal 2002, the Company recognized an impairment loss of $233,750 of goodwill associated with the e1040.com business as the result of a change in business strategy.

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
                                                   ==========       ===========

Amortization expense for the Fiscal years ended June 30, 2002 and 2001 was computed on a straight-line basis over periods of five to twenty years, and it amounted to $1.4 million and $1.4 million, respectively. Annual amortization expense will be approximately $950,000 subsequent to fiscal 2002.

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
                                                 ===========        ===========

(a) On December 26, 2001, the Company closed a $7.0 million financing with Wachovia Bank, National Association, formerly known as First Union National Bank, which replaced an EAB senior credit facility. The $7.0 million was structured as a $2.0 million revolving credit note with a two-year term and the balance of $5.0 million was structured as a five-year fully amortizing term loan note. The loan agreements contained certain negative covenants that required the Company to maintain, among other things specific minimum net tangible worth, maximum ratio of debt to tangible net worth at March 31, 2002 and each Fiscal quarter thereafter, and net profit as of the close of any Fiscal year. As of June 30, 2002 the Company was not in compliance with these covenants, and, accordingly, classified all debt due to Wachovia as a current liability (See
Note 20). The facility is secured by a pledge of all business assets of the Company and guaranteed by the Company's former Chief Executive Officer, Thomas Povinelli, and the Company's current Chairman, James Ciocia and current Chief Executive Officer, Michael Ryan. The interest rate charged on the loans is LIBOR plus 2.75%.

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
                                                              =============

Subsequent to year end, the Company entered into an agreement with Pinnacle Taxx Advisors ("Pinnacle"), an entity controlled by Thomas Povinelli and David Puyear, former executive officers of the Company, whereby the Company sold to Pinnacle 47 offices ("Purchased Offices") and all tangible and intangible assets which are associated with the operations of such offices (See Note 20). In connection with the agreement, some operating leases were assigned to and assumed by Pinnacle. In addition, Pinnacle executed an equipment sublease agreement to reimburse the Company for operating leases for the offices sold which could not be assigned to Pinnacle. Aggregate operating lease commitment amounts included in the table above with respect to the leases assigned to Pinnacle in November 2002 include $2,224,384, $1,739,060, $1,249,128, $655,763,
$179,483 and $102,961 for the years ending June 30, 2003, 2004, 2005, 2006, 2007 and thereafter, respectively.

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

15.  RELATED PARTY TRANSACTIONS

The four principal stockholders, Messrs. Ciocia, Povinelli and Ryan and Ms. Travis personally guaranteed the repayment of the Company's loan from Travelers Life & Annuity. Additionally, Messrs. Ciocia, Povinelli and Ryan have personally guaranteed the repayment of the Company's loan from Wachovia. Such stockholders received no consideration for such guarantees other than their salaries and other compensation.

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
                                                            ============     ============      ==============

Deferred tax assets and liabilities consist of the following as of:

                                                                                JUNE 30,
                                                            --------------------------------------------------
                                                                              2001 RESTATED
                                                                              -------------
                                                                 2002         SEE NOTE 2(a)         2000
                                                                 ----         ------------          ----
Compensation expense recognized for financial reporting   $     46,000        $   46,000         $  163,000
purposes in connection with common stock option grants
Book amortization of intangible in excess of tax             3,046,000           422,000            274,000
Provision for bad debt                                         601,000           125,000             36,000
Employee advances                                            (313,000)         (385,000)                 -
Installment gain                                                    -          (140,000)                 -
Deferred rent                                                 (28,000)          (28,000)                 -
Tax depreciation in excess of book                           (142,000)         (178,000)          (175,000)
Marketable securities                                          (2,000)           (2,000)                 -
Software development costs                                   (115,000)         (292,000)           (96,000)
Investments accounted for under the equity method             (66,000)          (74,000)           (23,000)
Accrued expenses                                               432,000                -                  -
Net operating loss carryforwards for federal and state
tax purposes                                                 5,125,000         1,273,000            491,000
                                                          ------------        ----------         ----------
                Total deferred tax assets, net            $  8,584,000        $  767,000         $  670,000
                                                          ============        ==========         ==========
Less: valuation allowance                                  (8,584,000)                -                  -
                                                          ------------        ----------         ----------
                Total net deferred tax assets             $         -         $  767,000         $  670,000
                                                          ============        ==========         ==========

A valuation allowance has been established against the deferred tax assets as of June 30, 2002 as the Company has suffered large recurring losses from operations, and management believes that the future tax benefit associated with the deferred tax asset may not be realized.

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

19.  QUARTERLY FINANCIAL DATA (UNAUDITED)

 FISCAL                                                                                       PER SHARE WEIGHTED
 YEAR:                              INCOME (LOSS)      TAX PROVISION       NET (LOSS)               AVERAGE
 2002              REVENUE          BEFORE TAXES         (BENEFIT)           INCOME           BASIC      DILUTED
 ----              -------          ------------         ---------           ------           -----      -------
Q1 (a)        $  21,374,162        $ (3,806,830)      $ (2,056,000)      $  (1,750,830)      $ (0.21)    $ (0.21)
Q2 (a)           19,778,846          (3,105,052)        (1,691,735)         (1,413,317)        (0.16)      (0.16)
Q3 (b)           28,862,310            (435,848)          1,340,065         (1,775,913)        (0.20)      (0.20)
Q4 (c)           23,018,771         (14,821,523)          2,542,716        (17,364,239)        (2.01)      (2.01)
              --------------       -------------      -------------      --------------      --------    --------
TOTAL         $  93,034,089        $(22,169,253)      $     135,046      $ (22,304,299)      $ (2.58)    $ (2.58)
              =============        =============      =============      ==============      ========    ========

(a)  As restated. See Note 2(a).
(b) The net loss was primarily attributable to a reduction in tax preparation fees.
(c) The net loss was primarily attributable to the recognition of other intangible assets impairment losses, the write down of the Company's deferred tax asset and increases in general and administrative expenses.

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

     On March 5, 2003, the Company received a notice of default from the attorneys for Wachovia. Wachovia alleged that the Company was in default for the following reasons: selling eleven offices without the written consent of Wachovia; failing to remit to Wachovia the proceeds of the sales of the offices; and failing to provide to Wachovia the monthly reports required under the Forbearance Agreement. By letter dated March 10, 2003, counsel for Wachovia advised the Company that Wachovia rescinded the notice of default.

     Wachovia also consented to the sale of certain Company offices. Wachovia's rescission and consent were made in reliance on the Company's agreement that it would obtain Wachovia's prior consent for all future sales of offices and that the cash payments received or to be received from the approved sales would be remitted to Wachovia in reduction of the Company's scheduled principal payments.

     Upon a subsequent review of the Forbearance Agreement, on March 21, 2003 the Company notified the attorneys for Wachovia that it was not in compliance with the following provisions of the Forbearance Agreement: late filing of several local personal property tax returns and late payment of the taxes owed; late payment of several local license fees and late payment of several vendors of materials and supplies; and failure to make rent payments on a few vacant offices for which the Company was negotiating workout payments with the landlords. The total amount due for these payables is not material and the Company has been verbally advised by counsel to Wachovia that Wachovia will not issue a notice of default for any of the items.

     If the Company does not comply with financial covenants and other obligations in its loan agreement with Wachovia, or its agreements with other institutional lenders, and such lenders elected to pursue their available remedies, the Company's operations and liquidity would be materially adversely affected and the Company could be forced to cease operations.


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

         The audit reports of Andersen on the Company's consolidated financial statements as of and for the fiscal years ended June 30, 2001 and June 30, 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. However, the Company has restated its financial results for the fiscal year ended June 30, 2001, and the second and third quarters thereof, and Andersen has not audited such restated financial results. Grant Thornton has conducted its own audit of the adjustments that led to the restated financial results for fiscal 2001.

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

         21    List of Subsidiaries.

         23    Consent of Grant Thornton, LLP dated March 3, 2003.

         99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)   Reports on Form 8-K

         (1)   Current Report on Form 8-K filed with the SEC on July 17, 2002.
         (2)   Current Report on Form 8-K filed with the SEC on August 9, 2002.
         (3)   Current Report on Form 8-K filed with the SEC on September 4,
               2002.
         (4)   Current Report on Form 8-K filed with the SEC on December 23,
               2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2003                  GILMAN + CIOCIA, INC.

                                          By /s/ MICHAEL P. RYAN
                                            -------------------
                                                 MICHAEL P. RYAN
                                                 CHIEF EXECUTIVE OFFICER


                                          By /s/ MICHAEL MANNION
                                             ------------------
                                                 MICHAEL MANNION
                                                 CHIEF ACCOUNTING OFFICER


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 28th day of February, 2003.


           /s/ JAMES CIOCIA                        Chairman
           -------------------------
               JAMES CIOCIA


           /s/ MICHAEL P. RYAN                     Director
           -------------------------
               MICHAEL P. RYAN


           /s/ KATHRYN TRAVIS                      Director
           -------------------------
               KATHRYN TRAVIS


                                                   Director
           -------------------------
               LOUIS P. KAROL


                                                   Director
           -------------------------
               SETH A. AKABAS


           /s/ DOREEN M. BIEBUSCH                  Director
           -------------------------
               DOREEN M. BIEBUSCH


           /s/ STEVEN GILBERT                      Director
           -------------------------
               STEVEN GILBERT


           /s/ EDWARD H. COHEN                     Director
           -------------------------
               EDWARD H. COHEN

CERTIFICATIONS*

I, Michael P. Ryan, certify that:

1. I have reviewed this annual report on Form 10-K of Gilman + Ciocia, Inc. (the "Company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


Date: February 27, 2003

/s/ MICHAEL P. RYAN
-------------------
CHIEF EXECUTIVE OFFICER

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

CERTIFICATIONS*

I, Michael Mannion, certify that:

1. I have reviewed this annual report on Form 10-K of Gilman + Ciocia, Inc. (the "Company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


Date: February 27, 2003

/s/ MICHAEL MANNION
-------------------
CHIEF ACCOUNTING OFFICER

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.