Form 10-Q
period 2002-09-30
GILMAN & CIOCIA INC
filed 2003-07-03
CIK 914142

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q


{X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


               For the Quarterly Period Ended SEPTEMBER 30, 2002.


                        Commission File Number 000-22996


                              GILMAN + CIOCIA, INC.
           (Exact name of the registrant as specified in its charter)


             DELAWARE                                   11-2587324
  (State or jurisdiction of                 (I.R.S. Employer Identification No.)
 incorporation or organization)

                                11 RAYMOND AVENUE
                          POUGHKEEPSIE, NEW YORK 12603
                    (address of principal executive offices)


                                 (845) 485-3300
                           (Issuer's Telephone Number)



Indicate by check mark whether the registrant: (1) has filed the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes { } No {X}

     As of July 2, 2003, 10,063,446 shares of the issuer's common stock, $0.01 par value, were outstanding.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements                                             Page

          Consolidated Balance Sheets as of September 30, 2002               3
          and June 30, 2002

          Consolidated Statements of Operations for the Three Months         4
          Ended September 30, 2002 and 2001

          Consolidated Statements of Cash Flows for the Three Months       5-6
          Ended September 30, 2002 and 2001

          Consolidated Statement of Stockholders' Equity for the             7
          Three Months Ended September 30, 2002

          Notes to Consolidated Financial Statements                      8-18

Item 2    Management's Discussion and Analysis of Financial              19-23
          Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosure about Market Risks        24

Item 4.   Controls and Procedures                                           24


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                 25

Item 4.   Submission of Matters to a Vote of Security Holders               25

Item 5.   Other Information                                                 25

Item 6.   Exhibits and Reports on Form 8-K                                  25

SIGNATURES AND CERTIFICATIONS

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                       UNAUDITED                 AUDITED
                                                                                   September 30, 2002         June 30, 2002
                                                                                   ------------------       ------------------
Current Assets:
     Cash and cash equivalents                                                     $          947,770       $        2,223,806
     Marketable securities                                                                  1,913,682                1,759,742
     Accounts receivable, less allowance for doubtful accounts of $614,972                  6,477,252                6,958,346
     Receivables from officers, stockholders and employees, net                               918,030                1,129,092
     Income taxes receivable                                                                  747,220                  748,678
     Prepaid expenses and other current assets                                                114,699                  150,810
     Assets held for sale                                                                   3,388,397                4,736,375
                                                                                   ------------------       ------------------
          Total current assets                                                             14,507,050               17,706,849

Non-Current Assets:
     Property and equipment, net of accumulated depreciation of
          $3,618,763 and $3,203,347, respectively                                           2,932,030                3,239,502
     Goodwill                                                                               5,264,858                5,264,858
     Intangible assets, net of accumulated amortization of $4,533,722 and
          $4,284,173, respectively                                                          9,076,851                9,303,400
     Other assets                                                                           1,549,244                1,657,904
                                                                                   ------------------       ------------------
          Total assets                                                             $       33,330,033       $       37,172,513
                                                                                   ==================       ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                                         $       12,276,493       $       12,808,741
     Long-term debt                                                                        12,736,484               12,393,867
     Income taxes payable                                                                      41,738                     --
     Liabilities related to assets held for sale                                            2,893,349                3,407,335
                                                                                   ------------------       ------------------
          Total current liabilities                                                        27,948,064               28,609,943

Non-Current Liabilities:
     Long-term debt, net of current portion                                        $          676,121       $          851,501
     Other long term liabilities                                                               11,000                     --
                                                                                   ------------------       ------------------
          Total liabilities                                                                28,635,185               29,461,444
                                                                                   ------------------       ------------------

Commitments and Contingencies (Note 4)

Stockholder's Equity:
Preferred stock, $0.001 par value; 100,000 shares authorized;
     none issued and outstanding                                                                 --                       --
Common stock, $0.01 par value; 20,000,000 shares authorized;
     9,203,027 and 9,203,027 shares issued, respectively                                       92,030                   92,030
Additional paid-in capital                                                                 29,534,307               29,534,307
Treasury stock 269,967 and 263,492 shares of common stock, respectively, at cost           (1,070,867)              (1,065,996)
Note receivable                                                                              (105,000)                (105,000)
Accumulated deficit                                                                       (23,755,622)             (20,744,272)
                                                                                   ------------------       ------------------
        Total stockholders' equity                                                          4,694,848                7,711,069
                                                                                   ------------------       ------------------
        Total liabilities and stockholders' equity                                 $       33,330,033       $       37,172,513
                                                                                   ==================       ==================

The accompanying notes are an integral part of these consolidated balance sheets.

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                    For the Three Months Ended
                                                                             September 30,
                                                                                              Restated
                                                                                            (See Note 2)
                                                                    2002                        2001
                                                               ---------------            ---------------
REVENUES :
     Financial planning services                               $    14,739,442            $    15,673,484
     Tax preparation fees                                              568,659                    559,069
     e1040.com                                                            --                       21,824
     Direct mail services                                                 --                      505,407
                                                               ---------------            ---------------
          Total revenues                                            15,308,101                 16,759,784
                                                               ---------------            ---------------

OPERATING EXPENSES:
     Salaries and commissions                                       12,648,311                 15,488,628
     General and administrative                                      2,062,853                  2,178,844
     Advertising                                                        25,457                    615,667
     Brokerage fees & licenses                                         367,754                    446,367
     Rent                                                              937,425                    858,599
     Depreciation and amortization                                     562,322                    681,207
                                                               ---------------            ---------------
          Total operating expenses                                  16,604,122                 20,269,312
                                                               ---------------            ---------------

     Loss from operations                                           (1,296,021)                (3,509,528)
                                                               ---------------            ---------------

OTHER INCOME (EXPENSE):
     Interest and investment income                                      4,465                     70,049
     Interest expense                                                 (488,448)                  (467,430)
     Other income (expense)                                               --                       52,704
                                                               ---------------            ---------------
          Total other income (expense)                                (483,983)                  (344,677)
                                                               ---------------            ---------------

Loss before provision (benefit) for income taxes                    (1,780,004)                (3,854,205)

Provision (benefit) for income taxes                                    37,900                 (2,026,000)
                                                               ---------------            ---------------

          Loss from continuing operations                           (1,817,904)                (1,828,205)
                                                               ---------------            ---------------

DISCONTINUED OPERATIONS:
     Gain (loss) from operations of discontinued operations           (668,266)                    47,374
     Gain (loss) on sales of discontinued operations                  (520,080)
     Provision (benefit) for income taxes                                5,100                    (30,000)
                                                               ---------------            ---------------

          Total Gain (loss) from discontinued operations            (1,193,446)                    77,374
                                                               ---------------            ---------------

     Net loss                                                  $    (3,011,350)           $    (1,750,831)
                                                               ===============            ===============

Basic and diluted per share data:
     (Loss) from continuing operations                         $         (0.20)           $         (0.22)
     Gain (Loss) from discontinued operations                            (0.14)                      0.01
                                                               ---------------            ---------------

          Net income (loss) per share, basic and diluted                 (0.34)                     (0.21)
                                                               ===============            ===============

Weighted average shares, basic and diluted                           8,938,554                  8,398,565
                                                               ===============            ===============

The accompanying notes are an integral part of these consolidated financial statements.

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                 For the Three Months Ended September 30,
                                                                                                           Restated
                                                                                                         (See Note 2)
                                                                                         2002                2001
                                                                                   --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                           $   (3,011,350)      $   (1,750,831)
Adjustments to reconcile net loss to net cash used
in operating activities:
     Depreciation and amortization                                                        916,663              802,766
     Amortization of debt discount                                                           --                 65,922
     Provision (benefit) for income taxes                                                    --             (2,026,000)
     Loss (gain) on sale of discontinued operations                                       520,080
     Gain on sale of mailing service business                                                --               (194,434)
     Loss on sale of properties                                                              --                153,403
     Unrealized losses on securities held for trading                                     119,314                 --
     Amortization of deferred and other compensation expense                                 --                 71,724
Changes in operating assets and liabilities:
     Accounts receivable, net                                                             781,097             (994,584)
     Prepaid expenses and other current assets                                             36,111              492,424
     Receivables from officers, stockholders and employees                                211,062               81,121
     Marketable securities                                                                (44,252)             (46,695)
     Other assets                                                                          96,917              (19,960)
     Accounts payable and accrued expenses                                               (794,348)             511,642
     Income taxes receivable                                                               43,196              114,279
     Other liabilities                                                                     11,000                 --
                                                                                   --------------       --------------
NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS                         (1,114,510)          (2,739,223)
                                                                                   --------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                 (38,944)            (291,389)
     Cash paid for acquisitions, net of cash acquired                                        --               (216,250)
     Proceeds from the sale of discontinued operations                                    120,000                 --
     Proceeds on sale of property and equipment                                              --                106,370
                                                                                   --------------       --------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS               81,056             (401,269)
                                                                                   --------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Acquisition of treasury stock                                                         (4,871)             (49,911)
     Proceeds from bank and other loans                                                   520,000              292,302
     Payments of bank loans and capital lease obligations                                (757,711)            (461,099)
     Net proceeds from issuance of common stock and exercise of
     common stock options and warrants                                                       --                151,429
                                                                                   --------------       --------------
NET CASH (USED IN) FINANCING ACTIVITIES OF CONTINUING OPERATIONS                         (242,582)             (67,279)
                                                                                   --------------       --------------


     Net decrease in cash and cash equivalents                                         (1,276,036)          (3,207,771)
     Cash, and cash equivalents at beginning of period                                  2,223,806            5,413,674
                                                                                   --------------       --------------
     Cash, and cash equivalents at end of period                                   $      947,770       $    2,205,903
                                                                                   ==============       ==============

The accompanying notes are an integral part of these consolidated financial statements.

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED
                                    UNAUDITED

                                                                  For the Three Months Ended
                                                                          September 30,
                                                                                       Restated
                                                                                      See Note 2
                                                                     2002                2001
                                                                --------------      --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest                                                        $      115,233      $      245,584
                                                                ==============      ==============
Income taxes                                                    $         --        $         --
                                                                ==============      ==============
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
     Re-issuance of treasury stock at fair value                          --                22,936
     Common stock and options issued in connection with
          business combination                                            --               613,157
     Non-cash exercise of stock options                                   --
     Equipment acquired under capital leases                              --                32,649
Receivable on sale of mailing services                          $         --        $      347,000
Receivable on asset repurchase agreement                        $         --        $      342,580

Details of business combinations:
     Fair value of assets acquired                              $         --        $    1,443,225
          Less: Liabilities assumed                                       --              (613,818)
          Less: Stock issued                                              --              (613,157)
                                                                --------------      --------------
     Cash paid for acquisitions                                 $         --        $      216,250
                                                                ==============      ==============

The accompanying notes are an integral part of these consolidated financial statements.

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                                            Additional
                                     Common Stock             Paid-In      Accumulated
                                 Shares         Amount        Capital       Deficit
                                ---------   ------------   ------------   ------------
Balance at July 1, 2002         9,203,027   $     92,030   $ 29,534,307   $(20,744,272)

Net loss                             --             --             --       (3,011,350)

Purchase of treasury stock           --             --             --             --
                                ---------   ------------   ------------   ------------

Balance at September 30, 2002   9,203,027   $     92,030   $ 29,534,307   $(23,755,622)
                                =========   ============   ============   ============
                                                                                Total
                                      Treasury Stock             Note       Stockholders'
                                   Shares       Amount        Receivable        Equity
                                   -------   ------------    ------------    ------------
Balance at July 1, 2002            263,492   $ (1,065,996)   $   (105,000)   $  7,711,069

Net loss                              --             --              --        (3,011,350)

Purchase of treasury stock           6,475         (4,871)           --            (4,871)
                                   -------   ------------    ------------    ------------

Balance at September 30, 2002      269,967   $ (1,070,867)   $   (105,000)   $  4,694,848
                                   =======   ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND NATURE OF BUSINESS

(a) Description of the Company

Gilman + Ciocia, Inc. and subsidiaries (the "Company" or "G+C"), which is incorporated in Delaware, provides income tax preparation and financial planning services to individuals and businesses. The Company has six active wholly owned subsidiaries, Prime Capital Services, Inc ("PCS") and North Ridge Securities, Inc. ("North Ridge"), which are registered broker-dealers pursuant to the provisions of the Securities Exchange Act of 1934; Prime Financial Services, Inc. ("PFS") and North Shore Capital Management, Inc. ("North Shore"), which manage PCS and North Ridge, respectively, as well as sell life insurance and fixed annuities; Asset and Financial Planning, Ltd. ("AFP"), an asset management business; and e1040.com, Inc. ("e1040"), an internet tax preparation business. As of June 30, 2002, the Company expanded its role in the fixed income marketplace. The Company may, from time to time, hold inventory positions in bonds.

The Company provides federal, state and local tax preparation and financial planning services to individuals predominantly in the middle and upper income brackets. As of September 30, 2002 the Company had 52 offices operating in 7 states. To complement its tax preparation services, the Company also provides financial planning services to its tax preparation clients and others. These financial planning services include securities brokerage services, insurance and mortgage agency services.

(b) Basis of Presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated balance sheets as of September 30, 2002, the consolidated statements of operations and cash flows for the three months ended September 30, 2002 and 2001, and the consolidated statement of stockholders equity for the three months ended September 30, 2002 are unaudited. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for any other interim period or any future year. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

(c) Accounting Policies

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

Income tax recognition of deferred tax items

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Significant management judgment is required in determining our deferred tax assets and liabilities. Management makes an assessment of the likelihood that our deferred tax assets will be recovered from future taxable income, and to an amount that it believes is more likely than not to be realized. As of September 30, 2002 and June 30, 2002, management has recorded a full valuation allowance against the net deferred tax assets.

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

Net Income (Loss) Per Share

In accordance with SFAS No. 128, "Earnings per Share", basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during each period. Diluted net income (loss) per share gives effect to all potentially dilutive securities that were outstanding during each period. At September 30, 2002 and 2001, outstanding options and warrants of 4,784,790 million and 5,169,594 million, respectively to purchase shares of common stock were not included in the computation of diluted net income (loss) per share because to do so would have an antidilutive effect for the periods presented.

Other significant accounting policies

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. These policies require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standard setters appear likely to cause a material change in the Company's accounting policies, outcomes cannot be predicted with confidence. Also see Note 1 to our June 30, 2002 consolidated Financial Statements included in our Form 10-K, which discusses accounting policies that must be selected by management when there are acceptable alternatives.

(d) Liquidity and cash flow

The Company's September 30, 2002 consolidated financial statements were prepared assuming the Company will continue as a going concern. The Company had suffered losses from operations that raised substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern and its future success is dependent upon its ability to reduce costs, generate revenues and, if required, obtain financing in the near term to: (1) satisfy its current obligations and commitments, and (2) continue its growth.

Management believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout Fiscal 2003. Management and the Board of Directors have explored and executed a number of strategic initiatives in this regard, including the following:

     On November 26, 2002, the Company finalized a transaction pursuant to an asset purchase agreement (the "Purchase Agreement") with Pinnacle, whereby Pinnacle an entity controlled by Thomas Povinelli and David Puyear, former executive officers of the Company, purchased certain assets of the Company. The effective date of the closing under the Purchase Agreement was September 1, 2002. The Company sold to Pinnacle 47 offices ("Pinnacle Purchased Offices") and all tangible and intangible net assets (the "Purchased Assets") which are associated with the operations of the Pinnacle Purchased Offices, together representing approximately $17,690,000 or approximately 19.0% of the Company's annual revenue for the fiscal year ended June 30, 2002. Included in the net assets sold to Pinnacle was approximately $1,550,000 in debt plus accrued interest of approximately $280,000 and other payables of approximately $400,000, which were to be assumed by Pinnacle, subject to creditor approval. As part of the sale of the Purchased Offices 137 employees of the Purchased Offices were terminated by the Company as of November 15, 2002 and were hired by Pinnacle. In addition, all registered representatives of the Purchased Offices licensed with Prime Capital Services, Inc. (a wholly owned broker dealer subsidiary of the Company) transferred their registrations to Royal Alliance Associates ("Royal").

     In addition to the Pinnacle transaction, the Company completed the sale/ closure of 11 additional offices from July 1st, 2002 through March 31st, 2003. The aggregate sales price for the 11 offices was $1,363,158 consisting of $417,455 cash and $945,703 in promissory notes due the Company. Due to uncertainties associated with the payment of these promissory notes management has reserved $815,703 of the balance due (See Notes 7 and 9).

     On November 27, 2002, the Company negotiated a forbearance agreement with Wachovia Bank, National Association, formerly known as First Union National Bank ("Wachovia"), whereby Wachovia agreed to forbear from acting on certain defaults of financial covenants by the Company under debt owed to Wachovia and extended the due date of its debt until November 1, 2003 (See
     Note 9).

     By an Amendment to Forbearance Agreement dated as of June 18, 2003, the Company and Wachovia amended the Forbearance Agreement to change, among other things, the following provisions of the Forbearance Agreement: the Maturity Date was extended to July 1, 2004; the Company's reporting requirements to Wachovia were changed; the May 10, 2003 and June 10, 2003 principal payments of $250,000 were rescheduled; principal payments in the amount of $250,000 are now due on March 10, 2004, April 10, 2004, May 10, 2004 and June 10, 2004 and the Company will be required to pay to Wachovia fifty (50%) percent of the excess over $1,000,000 of any lump sum payment received from Pinnacle Tax Advisors, LLC.

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

Management believes that these actions will be successful. However, there can be no assurance that the Company will generate sufficient revenues or reduce costs to provide positive cash flows from operations to permit the Company to realize its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of this continued uncertainty.

2. RECLASSIFICATION FOR DISCONTINUED OPERATIONS

In the quarter ended September 30, 2002, the Company sold/closed certain of its offices and was in negotiations for the sale of other offices (see notes 7, 8 and 9). In accordance with SFAS 144 assets and liabilities associated with these offices have been reclassified and are included on the accompanying balance sheets as assets and liabilities held for sale, and the results of these operations have been reclassified and are separately presented for all reporting periods as discontinued operations.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections" ("SFAS 145") was issued. SFAS No. 4 required all gains and losses from the extinguishments of debt to be reported as extraordinary items and SFAS No. 64 related to the same matter. SFAS 145 requires gains and losses from certain debt extinguishments not to be reported as extraordinary items when the use of debt extinguishments is part of the risk management strategy. SFAS No. 44 was issued to establish transitional requirements for motor carriers. Those transitions are completed; therefore SFAS 145 rescinds SFAS No. 44. SFAS 145 also amends SFAS No. 13 requiring sale-leaseback accounting for certain lease modifications. SFAS 145 is effective for Fiscal years beginning after May 15, 2002. The provisions relating to sale-leaseback are effective for transactions after May 15, 2002. The Company adopted SFAS 145 on July 1, 2002. The adoption of SFAS 145 had no immediate impact and is not expected to have a material affect on the Company's prospective financial position or results of operations.

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

In December 2002, SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148") was issued, amending SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation. SFAS 148 provides two additional alternative transition methods for recognizing an entity's voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 so that entities will have to (1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. (See Note 8). SFAS 148's transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002; earlier application is permitted. Management is assessing the effects, if any, of SFAS 148 on the financial statements of the Company.

In November 2002, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. At September 30, 2002, the Company has certain guarantees related to operating leases which have been included in the Company's operating lease commitments included in Management's Discussion and Analysis. Management is currently evaluating the effect FIN 45 may have on the Company's financial statements as a result of the sale of offices to Pinnacle, which included the assumption by Pinnacle of certain leases of such offices, on November 26, 2002, as it relates to note 9.

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

4. CONTINGENCIES

Litigation

The Company is engaged in lawsuits in the ordinary course of business that management believes will not have a material effect on its financial position.

SEC Investigation

The Company has become aware that it is the subject of a formal investigation by the SEC. The Company believes that the investigation concerns, among other things, the restatement of the Company's financial results for the fiscal year ended June 30, 2001 and the fiscal quarters ended March 31, 2001 and December 31, 2001 (which have been previously disclosed in the Company's amended quarterly and annual reports for such periods), the Company's delay in filing a Form 10-K for the fiscal year ended June 30, 2002 and the Company's past accounting and recordkeeping practices. The Company had previously received informal, non-public inquiries from the SEC regarding certain of these matters. On March 13, 2003, three of the Company's executives received subpoenas from the SEC requesting them to produce documents and provide testimony in connection with the formal investigation. In addition, on March 19, 2003 the Company received a subpoena requesting documents in connection with such investigation. The Company and its executives intend to comply fully with the requests contained in the subpoenas and with the SEC's investigation. The Company does not believe that the investigation will have a material effect on the Company's consolidated financial statements.

401(k) Plan

As of June 30, 2002 the Company was subject to penalties from the United States Department of Labor related to the Company's 401(k) plan. During the period from January 1, 2002 through June 30, 2002, prior management borrowed, for the Company's account, several 401(k) Plan payments from the withholdings of Company employees. As of June 30, 2002, the principal amount borrowed by prior management from employee withholding payments and owed by the Company to the 401(k) Plan was approximately $332,000. Since August 16, 2002 when new management was installed, all withholding payments from employees to the 401(k) Plan have been made on a timely basis. In addition, new management caused the Company to pay back all amounts borrowed from the employee withholding payments with the final repayment being made on November 6, 2002. The Company reimbursed all employee 401(k) plan accounts for any lost profits resulting from the Company borrowings and the Company made contributions to the employee accounts so that each account would have a minimum 4% return during the period that the borrowings were outstanding. The Company has reviewed the borrowings with the United States Department of Labor which is determining if any interest or penalties should be imposed.

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

5. STOCK-BASED COMPENSATION

The Company has established various stock - based compensation plans for its officers, directors, key employees and consultants. See Fiscal year ended June 30, 2002 Annual Report on form 10-K for description of the Company's stock-based compensation plans.

Stock option activity during the three months ended September 30, 2002 was as follows:

     Outstanding June 30, 2002                      4,819,594
          Grants                                           --
          Cancels                                    (457,804)
          Exercises                                        --
                                              ---------------
     Outstanding - September 30, 2002               4,361,790
                                              ---------------
     Exercisable - September 30, 2002               3,564,757
                                              ---------------

The Company follows the disclosure-only provisions of SFAS 123 and applies APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option plans. If compensation expense for stock options awarded under the Company's plans had been determined in accordance with SFAS 123, the Company's pro forma net loss and pro forma net loss per share would have been as follows:

                                           Three Months Ended September 30,
                                                2002             2001
     Net loss:
          As reported                       $(3,011,350)      $(1,750,831)
          Pro forma                         $(3,253,206)      $(2,535,197)

     Basic and diluted net loss per share:
          As reported                       $     (0.34)      $     (0.21)
          Pro forma                         $     (0.36)      $     (0.30)


The effects of applying SFAS 123 in the pro forma net loss disclosures above are not likely to be representative of the effects on pro forma disclosures of future years.

6. SEGMENTS OF BUSINESS

The Company's reportable segments are strategic business units that offer different products and services or are managed separately and have unique and distinctly different business models. The Company has three reportable segments, Company Tax Offices, Broker Dealer Operations and e1040.com.

Company Tax Offices provide integrated tax and financial services through Company managed offices. Included in this segment is Progressive Mailing Services, the Company's in-house direct mail provider.

The Company's Broker Dealer Operations represent the financial planning and securities business that clears through either PCS or North Ridge. All Company employed Registered Representatives are licensed with either of these broker dealers. e1040.com is an online tax preparation service that provides tax customers tax return preparation under a fully automated option or with live tax preparer assistance.

                                                                     UNAUDITED
                                                            For the Three Months Ended
                                                                    September 30,
REVENUES:                                                   2002                    2001
                                                       --------------          --------------
Company Tax Offices
     Tax Preparation Business                          $      568,659          $      559,069
     Financial Planning Business                            4,014,154               5,966,989
                                                       --------------          --------------
Total Company Tax Offices                                   4,582,813               6,526,058
Broker Dealer Operations                                   15,832,302              18,157,234
e1040.com                                                        --                    21,824
Direct mail service                                              --                   505,407
Intercompany revenue                                       (5,107,014)             (8,450,739)
                                                       --------------          --------------
          Total revenue                                $   15,308,101          $   16,759,784
LOSS FROM OPERATIONS:
Company Tax Offices                                    $   (2,444,915)         $   (3,459,901)
Broker Dealer Operations                                    1,148,733                 605,454
Direct mail service                                              --                  (321,077)
e1040.com                                                         161                (334,004)
                                                       --------------          --------------
          Total loss from operations                   $   (1,296,021)         $   (3,509,528)
                                                       --------------          --------------
DEPRECIATION AND AMORTIZATION:
Company Tax Offices                                    $      286,733          $      362,641
Broker Dealer Operations                                      275,589                 218,657
Direct mail service                                              --                    13,496
e1040.com                                                        --                    86,413
                                                       --------------          --------------
          Total depreciation and amortization          $      562,322          $      681,207
                                                       --------------          --------------
INTEREST EXPENSE:
Company Tax Offices                                    $     (466,576)         $     (290,462)
Broker Dealer Operations                                      (21,872)                (13,699)
e1040.com                                                        --                  (163,269)
                                                       --------------          --------------
          Total interest expense                       $     (488,448)         $     (467,430)
                                                       --------------          --------------
INTEREST AND INVESTMENT INCOME:
Company Tax Offices                                    $        4,252          $       18,365
Broker Dealer Operations                                          213                  51,684
e1040.com                                                        --                      --
                                                       --------------          --------------
          Total interest and investment income         $        4,465          $       70,049
                                                       --------------          --------------
OTHER INCOME (EXPENSES):
Company Tax Offices                                    $         --            $     (142,063)
Broker Dealer Operations                                         --                      --
Direct mail service                                              --                   194,443
e1040.com                                                        --                       324
                                                       --------------          --------------
          Total other income (expenses)                $         --            $       52,704
                                                       --------------          --------------
INCOME (LOSS) BEFORE TAXES:
Company Tax Offices                                    $   (2,907,239)         $   (3,874,051)
Broker Dealer Operations                                    1,127,074                 643,438
Direct mail service                                              --                  (126,644)
e1040.com                                                         161                (496,948)
                                                       --------------          --------------
          Total income (loss) before taxes             $   (1,780,004)         $   (3,854,205)
                                                       --------------          --------------
IDENTIFIABLE ASSETS:
Company Tax Offices                                    $   39,490,146          $   45,177,917
Broker Dealer Operations                                   21,078,871              21,371,808
Intercompany elimination                                  (27,238,984)            (14,182,388)
                                                       --------------          --------------
          Total identifiable assets                    $   33,330,033          $   52,367,337
                                                       --------------          --------------
CAPITAL EXPENDITURES:
Company Tax Offices                                    $         --            $      191,528
Broker Dealer Operations                                       38,944                  99,861
e1040.com                                                        --                      --
                                                       --------------          --------------
          Total capital expenditures                   $       38,944          $      291,389
                                                       ==============          ==============

7. SALE OF OFFICES

During the three months ended September 30, 2002 the Company sold/closed 3 of its offices. The aggregate sales price for the 3 offices was $120,000 which was paid in full during the quarter. The Company recognized a $520,080 loss on the sale of these offices. This loss consists of the sale of assets net of liabilities assumed, totaling $640,080, less cash received of $120,000.

8. DISCONTINUED OPERATIONS

The assets and liabilities attributable to the sale/closure of assets discussed in notes 7 and 9 which have been classified in the consolidated balance sheets as assets and liabilities held for sale, consists of the following:

                                              September 30,      June 30,
                                                  2002              2002
                                             --------------   --------------
Accounts receivable, net                     $      938,484   $    1,832,489
Other current assets                                408,084          408,084
Property and equipment, net                         718,494          851,653
Other long-term assets                               31,168           59,529
Intangible assets, net                            1,292,167        1,584,620
                                             --------------   --------------
     Total assets held for sale              $    3,388,397   $    4,736,375
                                             --------------   --------------

Accounts payable and accrued expenses             1,343,349        1,692,335
Other current liabilities                         1,550,000        1,715,000
                                             --------------   --------------
     Total liabilities held for sale         $    2,893,349   $    3,407,335
                                             --------------   --------------

     Operating results of discontinued operations, which includes all offices, for the three months ended September 30, 2002 and 2001 related to the sale/closure of assets disclosed in notes 7 and 9 is summarized as follows:

                                     Three Months ended    Three Months ended
                                     September 30, 2002    September 30, 2001
                                     ------------------    ------------------
Revenues:
     Financial planning services       $   2,309,497         $  3,698,828
     Tax preparation fees                    673,913              915,550
                                       -------------         ------------
          Total revenue                    2,983,410            4,614,378
                                       -------------         ------------

Operating Expenses:
     Salaries and commissions          $   2,657,785         $  3,407,040
     General and administrative              286,760              389,066
     Advertising                              11,921              105,001
     Rent                                    592,566              544,339
     Depreciation and amortization           102,644              121,558
                                       -------------         ------------
          Total operating expenses         3,651,676            4,567,004
                                       -------------         ------------
Gain (Loss) from operations            $    (668,266)        $     47,374
                                       =============         ============

9. SUBSEQUENT EVENTS

SALES OF ASSETS

PINNACLE TAXX ADVISORS

On November 26, 2002, the Company finalized a transaction pursuant to an asset purchase agreement (the "Purchase Agreement") with Pinnacle, whereby Pinnacle an entity controlled by Thomas Povinelli and David Puyear, former executive officers of the Company, purchased certain assets of the Company. The effective date of the closing under the Purchase Agreement was September 1, 2002. The Company sold to Pinnacle 47 offices ("Pinnacle Purchased Offices") and all tangible and intangible net assets (the "Purchased Assets") which are associated with the operations of the Pinnacle Purchased Offices, together representing approximately $17,690,000 or approximately 19.0% of the Company's annual revenue for the fiscal year ended June 30, 2002. Included in the net assets sold to Pinnacle was approximately $1,550,000 in debt plus accrued interest of approximately $280,000 and other payables of approximately $400,000, which were to be assumed by Pinnacle, subject to creditor approval. As part of the sale of the Purchased Offices 137 employees of the Purchased Offices were terminated by the Company as of November 15, 2002 and were hired by Pinnacle. In addition, all registered representatives of the Purchased Offices licensed with Prime Capital Services, Inc. (a wholly owned broker dealer subsidiary of the Company) transferred their registrations to Royal Alliance Associates ("Royal").

The net purchase price payable by Pinnacle after it assumed all liabilities and payables was $4,745,463, subject to final adjustments. The sum of $3,422,108, (the "Closing Payment"), was paid pursuant to a promissory note (the "Initial Note") which was given by Pinnacle to the Company at the date of closing (the "Closing"), with interest at 10% commencing 30 days from the Closing. The Initial Note is guaranteed by Mr. Povinelli and Mr. Puyear, and Mr. Povinelli has pledged his entire holdings of the Company's common stock to secure the Initial Note. The Initial Note was due and payable on the earlier of February 26, 2003 or on the date that Pinnacle closes a debt or equity financing. The balance of the purchase price of $1,323,355, subject to adjustment and less certain debts of the Company that Pinnacle assumed, will be paid pursuant to a second promissory note (the "Second Note") which is secured by Pinnacle's assets. The Initial Note and the Second Note are secured by collateral assignment of 75% of Pinnacle's commission overrides to be paid to Pinnacle from Royal each month up to $250,000, pursuant to an agreement between Pinnacle and Royal. The Second Note is payable in three equal consecutive annual installments, with interest calculated at the prime rate of Pinnacle's primary lender in effect as of the Closing, on the first, second and third anniversaries of the Closing.

As a result of the transaction with Pinnacle a gain of approximately $4.6 million had been calculated by management in December 2002, however due to the uncertainties associated with payment on the Initial Note and Second Note, the Company will defer the gain recognition until proceeds from payment of cash or collateral by Pinnacle are received on the Initial Note and Second Note. As of May 2003, the Company has received certain payments from Royal, totaling $490,900, pursuant to the assignment above but has not received certain payments required under the Closing Payment and an Equipment Sublease. The Company's position is that Pinnacle is now in default under the Initial Note, the Second Note and the Equipment Sublease. Accordingly, on May 16, 2003, the Company initiated a lawsuit against Pinnacle seeking payments for all amounts due. By agreement dated March 31, 2003, the Company entered into a Stock Purchase Agreement with Mr. Povinelli whereby he transferred 1,048,616 of his Company shares back to the Company for a credit of approximately $ 230,000 against the principal due on the Initial Note. The effective date of the transfer was June 6, 2003 when Mr. Povinelli executed and delivered to the Company a stock power for all of his shares. After the commencement of the lawsuit, Pinnacle agreed to give the Company a direct assignment of its income and fixed annuity revenue from InsurMark and Career Brokerage in addition to 75% of Pinnacle's commission overrides being paid to the Company by Royal.

The Company believes that its litigation against Pinnacle will be successful, but there is no assurance that all amounts owed by Pinnacle to the Company will be collected. Aggregate operating lease commitment amounts with respect to the equipment subleases and rent leases assigned to Pinnacle in November 2002 are $1,510,887, $1,393,398, $1,096,838, $541,487, $409,456, and $647,534 for the
Fiscal years ending December 31, 2003, 2004, 2005, 2006, 2007, and thereafter. (See Contractual Obligation and Commercial Commitments schedule). The Company will remain liable to landlords for all of the leases assigned to Pinnacle and will have to pay the rent for the offices if Pinnacle does not pay.

OTHER SALES OF ASSETS

In addition to the Pinnacle transaction, the Company completed the sale of 8 additional offices from October 1st, 2002 through March 31st, 2003. The aggregate sales price for the 8 offices was $1,243,158 consisting of $297,455 cash and $945,703 in promissory notes due the Company. Due to uncertainties associated with the payment of these promissory notes management has reserved $815,703 of the balance due.

DEBT FORBEARANCE

WACHOVIA

Merrill Lynch and EAB

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

Wachovia

The EAB senior credit facility totaled $6.0 million and was structured as a line of credit for a term that expired on October 30, 2001. The Company received an extension until a replacement facility was finalized on December 26, 2001. On December 26, 2001, the Company closed a $7.0 million financing (the "Loan") with Wachovia Bank, National Association, formerly First Union National Bank ("Wachovia"). The loan consisted of a $5.0 million term loan ("term loan") and a $2.0 million revolving letter of credit ("revolving credit loan"). The interest rate on the term loan and the revolving credit loan is LIBOR plus 2.75%. The term loan was being amortized over five years and the revolving credit loan had a term of two years.

On November 27, 2002, the Company and Wachovia entered into a forbearance agreement dated as of November 27, 2002 (the "Forbearance Agreement"), whereby Wachovia agreed to forbear from acting on certain defaults of financial covenants by the Company under the revolving credit loan and under the term loan. The Company had changed its control without Wachovia's consent and failed to meet requirements under the Loan to pay scheduled debt service and to maintain certain financial ratios including senior funded debt to EBITDA. The Company paid the debt service to Wachovia and, Wachovia agreed to forbear from enforcing its default remedies and extended the time of payment for the Loan to November 1, 2003 ("Maturity Date"). Pursuant to the Forbearance Agreement the interest rate charged on the Loans was increased by 1% to LIBOR plus 3.75%.

With respect to the revolving credit loan, during the period of forbearance the Company is obligated to make interest payments monthly until the Maturity Date. Principal payments in the amount of $250,000 each were due on March 10, 2003, April 10, 2003, May 10, 2003 and June 10, 2003, with the remaining principal balance due on the Maturity Date. The Company timely made the $250,000 principal payment due on March 10, 2003 and on April 10, 2003. In an Amendment to Forbearance Agreement entered into between the Company and Wachovia as of June 18, 2003, Wachovia rescheduled the May 10, 2003 and June 10, 2003 payments and the Company did not make these payments.

With respect to the term loan, during the period of forbearance the Company is obligated to make its regular payments of principal in the amount of $83,333 plus interest until the Maturity Date when remaining principal balance is due.

In addition, commencing on May 1, 2003, the Company is obligated to make payments on the 10th day of each month to Wachovia in an amount equal to 50% of the amount of cash and marketable securities possessed by the Company that exceeds $1,500,000 on the last day of the preceding month. However, amounts contained in the broker-dealer reserve to the extent of regulatory requirements and historical levels will not be included in the calculation of cash and marketable securities for purposes of this payment.

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

Wachovia also consented to the sale of certain Company offices. Wachovia's forbearance and consent were made in reliance on the Company's agreement that it would obtain Wachovia's prior consent for all future sales of offices and that the cash payments received or to be received from the approved sales would be remitted to Wachovia in reduction of the Company's scheduled principal payments.

Upon a subsequent review of the Forbearance Agreement, on March 21, 2003 the Company notified the attorneys for Wachovia that it was not in compliance with the following provisions of the Forbearance Agreement: late filing of several local personal property tax returns and late payment of the taxes owed; late payment of several local license fees and late payment of several vendors of materials and supplies; and failure to make rent payments on a few vacant offices for which the Company was negotiating workout payments with the landlords. The total amount due for these payables was not material and the Company was verbally advised by counsel to Wachovia that Wachovia would not issue a notice of default for any of the items.

At a meeting with Wachovia on May 13, 2003, the Company notified Wachovia that it was in technical default under the Forbearance Agreement for failing to pay payroll tax withholdings due which resulted from a bookkeeping error from switching to a new payroll company. All payroll tax withholdings were immediately paid by the Company after discovering the error.

By an Amendment to Forbearance Agreement dated as of June 18, 2003, the Company and Wachovia amended the Forbearance Agreement to change, among other things, the following provisions of the Forbearance Agreement: the Maturity Date was extended to July 1, 2004; the Company's reporting requirements to Wachovia were changed; the May 10, 2003 and June 10, 2003 principal payments of $250,000 were rescheduled; principal payments in amounts of $250,000 are now due on March 10, 2004, April 10, 2004, May 10, 2004 and June 10, 2004; and the Company will be required to pay to Wachovia fifty (50%) percent of the excess over $1,000,000 of any lump sum payment received from Pinnacle Tax Advisors, LLC.

Travelers

The Company's credit facility with Travelers closed on November 1, 2000. It was a $5 million debt financing. As part of the debt facility financing with Travelers, the Company issued warrants to purchase 725,000 shares of the Company's common stock. Of this amount, 425,000 warrants were issued to purchase at $4.23 per share, representing the average closing price for 20 days before the effective date. The 425,000 warrants were exercisable before May 2, 2003. As of May 2003, the warrants were not exercised and subsequently expired. The remaining warrants to purchase 300,000 shares of the Company's common stock were awarded on February 28, 2002 with a strike price of $2.43 and will expire on October 31, 2005. The value as determined by an external appraisal of these warrants issued on February 28, 2002, was set at $300,000. The warrant valuations were treated as a debt discount and are being amortized over the five-year term of the Debt Facility under the effective interest rate method. The amortization of the debt discount for the Fiscal years ended June 30, 2002 and June 30, 2001, was approximately $256,600 and $166,000, respectively. At September 30, 2002 and June 30, 2002, the term loan had an outstanding principle balance of $4.13 and $4.07 million, respectively.

On September 24, 2002, the Company received a notice from the attorneys for Travelers alleging that the Company was in default under its debt facility with Travelers due to nonpayment of a $100,000 penalty for failure to meet sales production requirements as specified in the debt facility. The Company sent a letter to the attorneys denying that the Company was in default. Although the Traveler's notice stated that all unpaid interest and principal under the Debt Facility were immediately due and payable and that Travelers reserved its rights and remedies under the debt facility, it also stated that Travelers intended to comply with the terms of a subordination agreement between Travelers and Wachovia. Such subordination agreement greatly restricts the remedies which Travelers could pursue against the Company.

Rappaport

On October 30, 2001, the Company borrowed $1,000,000 from Rappaport Gamma, Ltd., pursuant to a written note without collateral and without stated interest (the "Loan"). The Loan was due and payable on October 30, 2002. Additionally, the Loan provided that: Rappaport receive 100,000 shares of Rule 144 restricted shares of common stock of the Company upon the funding of the Loan, subject to adjustment so that the value of the 100,000 shares was $300,000 when the Rule 144 restrictions were removed; there was a penalty of 50,000 shares to be issued to Rappaport if the Loan was not paid when due and an additional penalty of 10,000 shares per month thereafter until the Loan was paid in full. The 100,000 shares were issued on October 31, 2001 at a value of $3 per share. On December 26, 2001, Rappaport subordinated the Loan to the $7,000,000 being loaned to the Company by Wachovia. In consideration of the subordination, the Loan was modified by increasing the 10,000 shares penalty to 15,000 shares per month and by agreeing to issue 50,000 additional shares to Rappaport if the Loan was not paid in full by March 31, 2002, subject to adjustment so that the value of the shares issued was $150,000 when the Rule 144 restrictions were removed. The Loan was not paid by March 31, 2002. Accordingly, Rappaport was issued 95,298 common shares with a value of $150,000 on May 7, 2002 for the March 31, 2002 penalty. When the Rule 144 holding period was satisfied in October, 2002 with respect to the 100,000 shares of the Company's common stock issued to Rappaport on the funding of the Loan, the stock price was $.40 per share. As a result, on October 31, 2002, Rappaport was issued an additional 650,000 common shares to be added to the 100,000 shares issued upon the funding of the Loan so that the total value of the original shares issued was $300,000. By June 30, 2003, Rappaport will have received a total of 1,015,298 shares for all interest and penalties and will receive 15,000 shares per month as additional penalties until the Loan is paid in full.

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based upon current information, expectations, estimates and projections regarding the Company, the industries and markets in which the Company operates, and management's assumptions and beliefs relating thereto. Words such as "will," "plan," "expect," "remain," "intend," "estimate," "approximate," and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by federal, state and local authorities and their impact on the lines of business in which the Company and its subsidiaries are involved; unforeseen compliance costs; changes in economic, political or regulatory environments; changes in competition and the effects of such changes; the inability to implement the Company's strategies; changes in management and management strategies; the Company's inability to successfully design, create, modify and operate its computer systems and networks; litigation involving the Company and risks described from time to time in reports and registration statements filed by the Company and its subsidiaries with the Securities and Exchange Commission. Readers should take these factors into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward- looking statements, whether as a result of new information, future events or otherwise.

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

During the first quarter of Fiscal 2003, approximately 3.7% of the Company's revenues were earned from tax preparation services and 96.3% were earned from all financial planning and related services.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during a reporting period. Actual results can differ from those estimates, and it is possible that the differences could be material.

We believe the following accounting policies, which are described in the Notes to Consolidated Financial Statements included in this Form 10Q, are critical to the accuracy of the more significant judgments and estimates used in the preparation of our consolidated financial statements:

o    Discontinued operations
o    Revenue recognition
o    Valuation of goodwill and other intangibles
o    Income tax recognition of deferred tax items
o    Valuation of customer receivables


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

The Company's revenues for the three months ended September 30, 2002 were $15,308,101 compared to $16,759,784 for the three months ended September 30, 2001, a decrease of $1,451,683 or 8.7%. Of the total decrease, $934,042 was attributable to a reduction in the Company's financial planning business during the three months ended September 30, 2002, $21,824 was from a reduction in e1040.com and a reduction in Direct mail services of $505,407. Offsetting these decreases was an increase of $9,590 attributable to tax preparation fees. The general economic weakness as well as the slowdown in the financial services sector, in which the Company operates, is a major contributor to the decline in revenues.

The Company's total revenues for the three months ended September 30, 2002 consisted of $568,659 for tax preparation services, and $14,739,442 for financial planning services. Tax preparation services represented 3.7%, and financial planning services represented 96.3% of the Company's total revenues for the first three months in Fiscal 2003. The Company's total revenues for the three months ended September 30, 2001 consisted of $559,069 for tax preparation/accounting services, $15,673,484 for financial planning services, $21,824 for e1040.com and $505,407 for Direct mail services. Tax preparation services represented 3.0%, financial planning services represented 93.5%, e1040.com represented 0.01% and Direct mail services represented 3.0% of the Company's total revenues for the first three months in Fiscal 2002.

The Company's operating expenses for the three months ended September 30, 2002 were $16,604,122 or 108.5% of revenues, a decrease of $3,665,190 or 18.1%, compared to $20,269,312 or 120.9% of revenues for the three months ended September 30, 2001. The decrease in operating expenses was attributed to a decrease of $2,840,317 in salaries and commissions, $115,991 in general and administrative expenses, $78,613 in brokerage fees and licenses, $590,210 in advertising, $118,885 in depreciation and amortization offset by an increase rent expense of $78,826.

Salaries and Commissions decreased $2,840,317 or 18.3% in the three months ended September 30, 2002 to $12,648,311, from $15,488,628 in the three months ended September 30, 2001. This decrease is primarily attributable to lower financial planning commission expense associated with lower financial planning revenue and decreases in personnel and related costs associated with corporate overhead.

General and administrative expenses decreased $115,991 or 5.3% in the three months ended September 30, 2002 to $2,062,853 from $2,178,844 in the three months ended September 30, 2001. This decrease is primarily attributable to lower telephone, client settlement and planner bad debt expenses partially offset by increases in professional fees and insurance expense.

Rent increased $78,826 or 9.2% in the three months ended September 30, 2002 to $937,425 from $858,599 in the three months ended September 30, 2001. This increase is primarily attributable to new leases and additional space associated with existing offices partially offset by savings from terminated leases associated with offices that were merged with existing offices.

Advertising decreased $590,210 or 95.9% in the three months ended September 30, 2002 to $25,457 from $615,667 in the three months ended September 30, 2001. This decrease is primarily attributable to reductions in direct mail advertising.

Brokerage fees and licenses decreased $78,613 or 17.6% in the three months ended September 30, 2002 to $367,754 from $446,367 in the three months ended September 30, 2001. This decrease is primarily attributable to reduced planner headcount in the broker-dealer segment.

Depreciation and amortization decreased $118,885 or 17.5% in the three months ended September 30, 2002 to $562,322 from $681,207 in the three months ended September 30, 2001. The overall decrease in depreciation and amortization is from a smaller depreciable fixed asset and intangibles base in Fiscal 2003 over Fiscal 2002.

The Company's loss from operations for the three months ending September 30, 2002 was $1,296,021 as compared to a loss of $3,509,528 for the three months ended September 30, 2001, a decrease of $2,213,507 or 63.1%. This decrease in loss was attributable to the net reductions in operating expenses described above partially offset by the net reduction in revenues described above.

The Company's loss before provision (benefit) for income taxes for the three months ended September 30, 2002 was $1,780,004 compared to $3,854,205 for the three months ended September 30, 2001. This decrease in loss of $2,074,201 or 53.8% was attributed to the net decrease in loss from operations of $2,213,507 highlighted above and by a net decrease in other expenses, net, of $139,306. The increase in other income, net, includes decreases in losses primarily associated with the rescission of acquisition contracts of approximately $141,730 offset by an increase in interest expense of $21,018, a gain of $194,434 on the sale of the Direct mail services division in September 2001 and a decrease in interest and investment income of $65,584. The increase in interest expense is primarily attributable to higher debt partially offset by lower interest rates. The decrease in interest and investment income is primarily attributable to lower earnings from the Company's joint ventures accounted under the equity method.

The Company's loss after income tax provision from continuing operations for the three months ended September 30, 2002 was $1,817,904 compared to $1,828,205 for the three months ended September 30, 2001. This increased loss of $10,301 or ..6% was attributable to the decrease of income tax benefit of $2,063,900 offset by the changes in the revenues and expenses highlighted above. The decrease in income tax benefit is attributable to a full valuation allowance on the Company's current and deferred tax assets at September 30, 2002 compared to a valuation allowance of zero on the Company's current and deferred tax assets at September 30, 2001.

The Company had a loss from discontinued operations for the three months ended September 30, 2002 of $1,193,446 compared to a gain of $77,374 for the three months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues have been and are expected to continue to be significantly seasonal. As a result, the Company must generate sufficient cash during the tax season, in addition to its available bank credit, to fund any operating cash flow deficits in the first half of the following fiscal year. Operations during the non-tax season are primarily focused on financial planning services along with some on-going accounting and corporate tax revenue. Since its inception, the Company has utilized funds from operations, proceeds from its initial public offering and bank borrowings to support operations, finance working capital requirements and complete acquisitions. As of September 30, 2002 and June 30, 2002 the company had $0.9 and $2.2 million in cash and cash equivalents and $1.9 and $1.8 million in marketable securities, respectively. PCS and North Ridge are subject to the SEC's Uniform Net Capital Rule 15c 3-1
(PCS) and 15c 3-3 (North Ridge), which require the maintenance of minimum regulatory net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed the greater of 15 to 1 or $100,000 and $25,000, respectively. For PCS, the minimum required regulatory net capital was $179,982 and had excess net capital of $886,964. For North Ridge, the minimum required regulatory net capital was $43,897 and had excess net capital of $107,314.

In August 2002, the Company entered into an agreement granting an option to a group of management, led by Thomas Povinelli, the Company's former Chief Executive Officer and David Puyear, the Company's former Chief Financial Officer, to leave the Company along with employees who wish to join them. Under the terms of this agreement, Messrs. Povinelli and Puyear could purchase a portion of the Company's offices and the tax and financial planning revenue associated with such offices. On November 26, 2002 the Company finalized a transaction pursuant to an asset purchase agreement (the "Purchase Agreement") with Pinnacle Taxx Advisors LLC ("Pinnacle") dated as of September 1, 2002, whereby Pinnacle, an entity controlled by Thomas Povinelli and David Puyear, purchased certain assets of the Company. The Company sold to Pinnacle 47 offices ("Purchased Offices") and all tangible and intangible assets which are associated with the operations of the offices. As part of the sale all employees of the Purchased Offices were terminated by the Company as of November 15, 2002 and were hired by Pinnacle. The total unadjusted purchase price payable by Pinnacle is $4,745,463. (See note 9 of the Notes to Consolidated Financial Statements).

In addition to the Pinnacle transaction, the Company completed the sale/closure of 11 additional offices from July 1st, 2002 through March 31st, 2003. The aggregate sales price for the 11 offices was $1,363,158 consisting of $417,455 cash and $945,703 in promissory notes due the Company. Due to uncertainties associated with the payment of these promissory notes management has reserved $815,703 of the balance due. (See note 7 and 9 of the notes to the Consolidated Financial Statements).

The Company's cash flows used in operating activities totaled $1,114,510 and $2,739,223, for the three months ended September 30, 2002 and 2001, respectively. The decrease of $1,624,713 in cash used is due to the implementation of management plans to reduce operating costs, the disposal of certain offices, improved collections of accounts receivables, and a decrease in receivables from officers, stockholders and employees of $129,941. These decreases in cash flow used in operating activities were offset by net payments of accounts payable and accrued expenses.

Net cash provided by investing activities totaled $81,056 for the three months ended September 30, 2002 as compared to net cash used in investing activities of $401,269 for the three months ended September 30, 2001. The increase of $482,325 in cash provided is primarily attributed to the elimination in cash payments for acquisitions of $216,250, a decrease in capital expenditures of $252,445 and an increase in proceeds from the sale of offices of $120,000 in the first quarter of Fiscal 2003. These decreases in cash used in investing activities were offset by a decrease of cash from the sale of properties of $106,370.

Net cash used in financing activities totaled $242,582 and $67,279 for the three months ended September 30, 2002 and 2001, respectively. The increase in cash used in financing activities of $175,303 is attributed to an increase in payments of bank and other loans of $296,612, and a decrease in the issuance of common stock of $151,429. Offsetting these increases for cash used in financing activities were a decrease in the acquisition of treasury stock and an increase in the proceeds from bank and other loans of $227,698.


Merrill Lynch and EAB

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

Wachovia

The EAB senior credit facility totaled $6.0 million and was structured as a line of credit for a term that expired on October 30, 2001. The Company received an extension until a replacement facility was finalized on December 26, 2001. On December 26, 2001, the Company closed a $7.0 million financing (the "Loan") with Wachovia Bank, National Association, formerly First Union National Bank ("Wachovia"). The loan consisted of a $5.0 million term loan ("term loan") and a $2.0 million revolving letter of credit ("revolving credit loan"). The interest rate on the term loan and the revolving credit loan is LIBOR plus 2.75%. The term loan was being amortized over five years and the revolving credit loan had a term of two years.

On November 27, 2002, the Company and Wachovia entered into a forbearance agreement dated as of November 27, 2002 (the "Forbearance Agreement"), whereby Wachovia agreed to forbear from acting on certain defaults of financial covenants by the Company under the revolving credit loan and under the term loan. The Company had changed its control without Wachovia's consent and failed to meet requirements under the Loan to pay scheduled debt service and to maintain certain financial ratios including senior funded debt to EBITDA. The Company paid the debt service to Wachovia and, Wachovia agreed to forbear from enforcing its default remedies and extended the time of payment for the Loan to November 1, 2003 ("Maturity Date"). Pursuant to the Forbearance Agreement the interest rate charged on the Loans was increased by 1% to LIBOR plus 3.75%.

With respect to the revolving credit loan, during the period of forbearance the Company is obligated to make interest payments monthly until the Maturity Date. Principal payments in the amount of $250,000 each were due on March 10, 2003, April 10, 2003, May 10, 2003 and June 10, 2003, with the remaining principal balance due on the Maturity Date. The Company timely made the $250,000 principal payment due on March 10, 2003 and on April 10, 2003. In an Amendment to Forbearance Agreement entered into between the Company and Wachovia as of June 18, 2003, Wachovia rescheduled the May 10, 2003 and June 10, 2003 payments and the Company did not make these payments.

With respect to the term loan, during the period of forbearance the Company is obligated to make its regular payments of principal in the amount of $83,333 plus interest until the Maturity Date when remaining principal balance is due.

In addition, commencing on May 1, 2003, the Company is obligated to make payments on the 10th day of each month to Wachovia in an amount equal to 50% of the amount of cash and marketable securities possessed by the Company that exceeds $1,500,000 on the last day of the preceding month. However, amounts contained in the broker-dealer reserve to the extent of regulatory requirements and historical levels will not be included in the calculation of cash and marketable securities for purposes of this payment.

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

Wachovia also consented to the sale of certain Company offices. Wachovia's forbearance and consent were made in reliance on the Company's agreement that it would obtain Wachovia's prior consent for all future sales of offices and that the cash payments received or to be received from the approved sales would be remitted to Wachovia in reduction of the Company's scheduled principal payments.

Upon a subsequent review of the Forbearance Agreement, on March 21, 2003 the Company notified the attorneys for Wachovia that it was not in compliance with the following provisions of the Forbearance Agreement: late filing of several local personal property tax returns and late payment of the taxes owed; late payment of several local license fees and late payment of several vendors of materials and supplies; and failure to make rent payments on a few vacant offices for which the Company was negotiating workout payments with the landlords. The total amount due for these payables was not material and the Company was verbally advised by counsel to Wachovia that Wachovia would not issue a notice of default for any of the items.

At a meeting with Wachovia on May 13, 2003, the Company notified Wachovia that it was in technical default under the Forbearance Agreement for failing to pay payroll tax withholdings due which resulted from a bookkeeping error from switching to a new payroll company. All payroll tax withholdings were immediately paid by the Company after discovering the error.

By an Amendment to Forbearance Agreement dated as of June 18, 2003, the Company and Wachovia amended the Forbearance Agreement to change, among other things, the following provisions of the Forbearance Agreement: the Maturity Date was extended to July 1, 2004; the Company's reporting requirements to Wachovia were changed; the May 10, 2003 and June 10, 2003 principal payments of $250,000 were rescheduled; principal payments in amounts of $250,000 are now due on March 10, 2004, April 10, 2004, May 10, 2004 and June 10, 2004 and the Company will be required to pay to Wachovia fifty (50%) percent of the excess over $1,000,000 of any lump sum payment received from Pinnacle Tax Advisors, LLC.

Travelers

The Company's credit facility with Travelers closed on November 1, 2000. It was a $5 million debt financing. As part of the debt facility financing with Travelers, the Company issued warrants to purchase 725,000 shares of the Company's common stock. Of this amount, 425,000 warrants were issued to purchase at $4.23 per share, representing the average closing price for 20 days before the effective date. The 425,000 warrants were exercisable before May 2, 2003. As of May 2003, the warrants were not executed and subsequently expired. The remaining warrants to purchase 300,000 shares of the Company's common stock were awarded on February 28, 2002 with a strike price of $2.43 and will expire on October 31, 2005. The value as determined by an external appraisal of these warrants issued on February 28, 2002, was set at $300,000. The warrant valuations were treated as a debt discount and are being amortized over the five-year term of the Debt Facility under the effective interest rate method. The amortization of the debt discount for the Fiscal years ended June 30, 2002 and June 30, 2001, was approximately $256,600 and $166,000, respectively. At September 30, 2002 and June 30, 2002, the term loan had an outstanding principal balance of $4.13 and $4.07 million, respectively.

On September 24, 2002, the Company received a notice from the attorneys for Travelers alleging that the Company was in default under its debt facility with Travelers due to nonpayment of a $100,000 penalty for failure to meet sales production requirements as specified in the debt facility. The Company sent a letter to the attorneys denying that the Company was in default. Although the Traveler's notice stated that all unpaid interest and principal under the Debt Facility were immediately due and payable and that Travelers reserved its rights and remedies under the debt facility, it also stated that Travelers intended to comply with the terms of a subordination agreement between Travelers and Wachovia. Such subordination agreement greatly restricts the remedies which Travelers could pursue against the Company.

Rappaport

On October 30, 2001, the Company borrowed $1,000,000 from Rappaport Gamma, Ltd., pursuant to a written note without collateral and without stated interest (the "Loan"). The Loan was due and payable on October 30, 2002. Additionally, the Loan provided that: Rappaport receive 100,000 shares of Rule 144 restricted shares of common stock of the Company upon the funding of the Loan, subject to adjustment so that the value of the 100,000 shares was $300,000 when the Rule 144 restrictions were removed; there was a penalty of 50,000 shares to be issued to Rappaport if the Loan was not paid when due and an additional penalty of 10,000 shares per month thereafter until the Loan was paid in full. The 100,000 shares were issued on October 31, 2001 at a value of $3 per share. On December 26, 2001, Rappaport subordinated the Loan to the $7,000,000 being loaned to the Company by Wachovia. In consideration of the subordination, the Loan was modified by increasing the 10,000 shares penalty to 15,000 shares per month and by agreeing to issue 50,000 additional shares to Rappaport if the Loan was not paid in full by March 31, 2002, subject to adjustment so that the value of the shares issued was $150,000 when the Rule 144 restrictions were removed. The Loan was not paid by March 31, 2002. Accordingly, Rappaport was issued 95,298 common shares with a value of $150,000 on May 7, 2002 for the March 31, 2002 penalty. When the Rule 144 holding period was satisfied in October, 2002 with respect to the 100,000 shares of the Company's common stock issued to Rappaport on the funding of the Loan, the stock price was $.40 per share. As a result, on October 31, 2002, Rappaport was issued an additional 650,000 common shares to be added to the 100,000 shares issued upon the funding of the Loan so that the total value of the original shares issued was $300,000. By June 30, 2003, Rappaport will have received a total of 1,015,298 shares for all interest and penalties and will receive 15,000 shares per month as additional penalties until the Loan is paid in full.

CONTRACTUAL OBLIGATION AND COMMERCIAL COMMITMENTS

         The table below summarizes our contractual obligations for the five years subsequent to September 30, 2002 and thereafter. The amounts represent the maximum future cash contractual obligations.

                                                                  Payment Due by Period
                                                                  ---------------------

                                                                    2004          2006          After
Contractual Obligations                 Total          2003        to 2005       to 2007        2007
-----------------------                 -----          ----        -------       -------        ----
Debt                                 $14,061,297    13,869,339        45,260        53,336        93,362
Operating leases                      12,796,209     4,096,492     5,962,571     1,941,057       796,089
Capital leases                         1,066,308       593,566       469,142         3,600
                                     -----------   -----------   -----------   -----------   -----------
Total contractual cash obligations   $27,923,814   $18,559,397   $ 6,476,973   $ 1,997,993   $   889,451
                                     ===========   ===========   ===========   ===========   ===========

Subsequent to year end, the Company entered into an agreement with Pinnacle Taxx Advisors ("Pinnacle"), an entity controlled by Thomas Povinelli and David Puyear, former executive officers of the Company, whereby the Company sold to Pinnacle 47 offices ("Purchased Offices") and all tangible and intangible assets which are associated with the operations of such offices (See Note 9). In connection with the agreement all operating leases associated with the Purchased Offices were assigned to Pinnacle. Aggregate operating lease commitment amounts included in the table above with respect to the leases assigned to Pinnacle in

November 2002 are $1,562,893, $1,429,018, $1,204,329, $641,491, $419,275, and
$710,984 for the Fiscal years ending September 30, 2003, 2004, 2005, 2006, 2007, and thereafter.

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Market risk and Sensitivity Analysis

There have been no material changes in market risk from those reported at June 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

The Company's senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act")) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the second fiscal quarter of fiscal 2003, the Company took certain steps to improve internal controls in four offices relating to disbursement authorization procedures. The affected offices represent approximately $3,000,000 in tax preparation revenue and the general and administrative disbursements in question totaled approximately $682,000.

The Company has not in the past consistently recorded the option plan pursuant to which options were granted. The Company is implementing new record keeping procedures regarding options that will ensure this information is accurately recorded and processed.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Accounting Officer, within 90 days prior to the filing date of this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. The Company has recently taken steps to enable such information to be processed and incorporated into our periodic filings in such a manner that such filings are made on a timely basis. These steps include the improvement of the process by which internal reports are generated in order to facilitate review of necessary information by our outside auditors and the consolidation of internal financial reporting for the Company and all of its subsidiaries under the Chief Accounting Officer. The Company believes that, in the future, it will be able to file its periodic reports within the time frame required by Securities and Exchange Commission regulations.

Subsequent to the evaluation discussed above, there have been no significant changes in our internal controls or other factors that could significantly affect these controls after such evaluation.

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 16, 2003, the Company initiated a lawsuit against Pinnacle Tax Advisors LLC ("Pinnacle") in the New York State Supreme Court, Westchester County (Index Number 03-08045), seeking payments for all amounts due under the Asset Purchase Agreement dated as of September 1, 2002 and under the closing notes and other closing agreements dated as of November 26, 2002. (See Notes to the Consolidated Financial Statements). By Order to Show Cause signed by Justice Kenneth W. Rudolph on May 16, 2003, the Company made a motion seeking, among other items, a preliminary injunction prohibiting Pinnacle from disposing or encumbering its assets outside of the normal course of business or in contravention of the Security Agreement it executed in favor of the Company at the closing, and prohibiting Pinnacle from transferring its assets outside of the State of New York except in the ordinary course of business. By Stipulation dated May 29, 2003, which will be "So Ordered" by Justice Rudolph, Pinnacle consented to the preliminary injunctive relief demanded by the Company. In addition, Pinnacle consented to other interim relief including assigning to the Company all receivables and related contract revenue from Pinnacle's insurance and fixed annuity business due or to become due to Pinnacle from Career Brokerage, BISYS Insurance Services, Inc. and the BISYS Group, and InsurMark, Inc. The litigation is now in the discovery phase. The Company believes that its litigation against Pinnacle will be successful, but there is no assurance that all amounts owed by Pinnacle to the Company will be collected.

The Company has become aware that it is the subject of a formal investigation by the SEC. The Company believes that the investigation concerns, among other things, the restatement of the Company's financial results for the fiscal year ended June 30, 2001 and the fiscal quarters ended March 31, 2001 and December 31, 2001 (which have been previously disclosed in the Company's amended quarterly and annual reports for such periods), the Company's delay in filing a Form 10-K for the fiscal year ended June 30, 2002 and the Company's past accounting and recordkeeping practices. The Company had previously received informal, non-public inquiries from the SEC regarding certain of these matters. On March 13, 2003, three of the Company's executives received subpoenas from the SEC requesting them to produce documents and provide testimony in connection with the formal investigation. In addition, on March 19, 2003 the Company received a subpoena requesting documents in connection with such investigation. The Company and its executives intend to comply fully with the requests contained in the subpoenas and with the SEC's investigation. The Company does not believe that the investigation will have a material effect on the Company's consolidated financial statements.

The Company is engaged in lawsuits in the ordinary course of business that management believes will not have a material effect on its financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On July 1, 2002, a group of the Company's stockholders (the "Concerned Stockholders"), including the Company's present President and Chief Executive Officer, Michael Ryan, and two of the Company's directors, James Ciocia and Kathryn Travis, filed a Preliminary Consent Statement on Schedule 14A with the Securities and Exchange Commission ("SEC"). On August 2, 2002, a revised and definitive version of such consent statement (the "Consent Statement")was filed with the SEC. On August 9, 2002, as previously disclosed in the Company's Current Report on Form 8-K filed on August 9, 2002, Michael Ryan, Thomas Povinelli, David Puyear and the Company entered into an agreement (the "Agreement") pursuant to which the Company agreed to adopt in a modified form the resolutions proposed in the Consent Statement, and Michael Ryan agreed to cause the Consent Statement and the accompanying consent solicitation to be withdrawn. On August 15, 2002, the Concerned Stockholders withdrew the Consent Statement.

In connection with the Agreement, on August 8, 2002, the Board expanded the size of the Board to a total of nine directors, and Edward H. Cohen, Steve Gilbert and Michael Ryan were appointed to the Board to fill the vacancies created by such expansion, to serve until the next annual meeting of stockholders of the Company at which their respective class of directors is to be elected. As part of the Agreement, the Company granted Thomas Povinelli, the Company's former President and Chief Executive Officer, and David Puyear, the Company's former Chief Financial Officer, with an option to purchase a group of Company offices. Pursuant to the Agreement, the Board elected Michael Ryan as the Company's President and, upon Mr. Povinelli's resignation in September 2002, as Chief Executive Officer. The Company also agreed to reimburse Mr. Ryan for the legal fees, printing expenses, and solicitation fees incurred by him in connection with the Solicitation, provided that such reimbursement does not exceed $250,000.

ITEM 5. OTHER INFORMATION.

As previously disclosed on the Company's Current Report on Form 8-K, filed on September 4, 2002, and as discussed in the Company's Annual Report on Form 10-K for the fiscal year, filed on March 31, 2003 and amended on April 11, 2003, the Company has engaged Grant Thornton LLP to serve as the Company's independent auditors upon terminating its relationship with Arthur Andersen LLP. On May 16, 2003, Louis Karol, Esq, and Doreen Biebusch voluntarily resigned from the Board.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.                             Exhibits:

99.1       Certification of Chief Executive Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2       Certification of Chief Financial Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                           Reports on Form 8-K:

Current Report on Form 8-K filed with the SEC on July 17, 2002.
Current Report on Form 8-K filed with the SEC on August 9, 2002.
Current Report on Form 8-K filed with the SEC on September 4, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             GILMAN + CIOCIA, INC.
                                                 (Registrant)


Dated: July 3, 2003                     By: /s/ Michael P. Ryan
                                           -----------------------------------
                                                  Michael P. Ryan
                                                  Chief Executive Officer



Dated: July 3, 2003                     By: /s/ Michael Mannion
                                           -----------------------------------
                                                  Michael Mannion
                                                  Chief Accounting Officer

                                  CERTIFICATION
                                  -------------

I, Michael P. Ryan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gilman + Ciocia, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 3, 2003


                                             /s/ Michael P. Ryan
                                             -------------------------
                                             Chief Executive Officer

                                  CERTIFICATION
                                  -------------

I, Michael Mannion, hereby certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gilman + Ciocia, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: July 3, 2003
                                                     /s/ Michael Mannion
                                                     ----------------------
                                                     Chief Accounting Officer