Form 10-Q
period 2002-12-31
GILMAN & CIOCIA INC
filed 2003-07-03
CIK 914142

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q


{x} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934.


                For the Quarterly Period Ended DECEMBER 31, 2002.

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


                                  (845)485-3300
                           (Issuer's Telephone Number)



Indicate by checkmark whether the registrant: (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes {X} No { }

   As of July 2, 2003, 10,063,446 shares of the issuer's common stock, $0.01 par value, were outstanding.

                                TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS                                                                                           Page

         Consolidated Balance Sheets as of December 31, 2002                                                               3
         and June 30, 2002

         Consolidated Statements of Operations for the Three Months
         and Six Months Ended December 31, 2002 and 2001                                                                   4

         Consolidated Statements of Cash Flows for the Six Months
         Ended December 31, 2002 and 2001                                                                                5-6

         Consolidated Statement of Stockholders' Equity (Deficit) for the
         Six Months Ended December 31, 2002                                                                                7

         Notes to Consolidated Financial Statements                                                                     8-18


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                                           19-24

Item 3.           Quantitative and Qualitative Disclosure About Market Risks                                              24

Item 4.  Controls and Procedures                                                                                          24

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                                26

Item 4.   Submission of Matters to a Vote of Security Holders                                                             26

Item 5.  Other Information                                                                                                26

Item 6.  Exhibits and Reports on Form 8-K                                                                                 26

SIGNATURES AND CERTIFICATIONS

PART I.  FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  UNAUDITED                     AUDITED
                            ASSETS                             December 31, 2002             June 30, 2002
                                                              -------------------         -------------------
Current Assets:
  Cash and cash equivalents                                      $     509,462                $   2,223,806
  Marketable securities                                              1,305,059                    1,759,742
  Accounts receivable, net of allowance for doubtful
  accounts of $461,559 and $614,972, respectively                    5,454,442                    6,958,346
  Receivables from officers, stockholders and employees, net           848,912                    1,129,092
  Income taxes receivable                                              135,624                      748,678
  Prepaid expenses and other current assets                             53,608                      150,810
  Assets held for sale                                                 503,685                    4,736,375
                                                              -------------------         -------------------
             Total current assets                                    8,810,792                   17,706,849

Non Current assets:
  Property and equipment, net of accumulated depreciation of
  $3,820,607 and $3,203,347, respectively                            2,636,425                    3,239,502
  Goodwill                                                           5,264,858                    5,264,858
  Intangible assets, net of accumulated amortization of
  $4,810,271 and $4,284,173, respectively                            8,874,003                    9,303,400
  Other assets                                                       1,444,240                    1,657,904
                                                              -------------------         -------------------
             Total assets                                      $    27,030,318               $   37,172,513
                                                              ===================         ===================

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses                        $    12,723,957               $   12,808,741
  Long-term debt                                                    12,596,400                   12,393,867
  Liabilities related to assets held for sale                        2,521,651                    3,407,335
  Income taxes payable                                                  56,738                          -
                                                              -------------------         -------------------
             Total current liabilities                              27,898,746                   28,609,943

Non Current Liabilities:
  Long-term debt, net of current portion                               538,092                      851,501
  Other Liabilities                                                     11,000                          -
                                                              -------------------         -------------------
             Total liabilities                                      28,447,838                   29,461,444
                                                              -------------------         -------------------

Contingencies (Note 4)

Stockholders' Equity:
  Preferred stock, $0.001 par value; 100,000 shares
  authorized none issued and outstanding                                   -                            -
  Common stock, $0.01 par value, 20,000,000 shares
  authorized; 9,919,561 and 9,203,027 shares issued
  and outstanding, respectively                                         99,195                       92,030
  Additional paid-in capital                                        29,813,755                   29,534,307
  Treasury Stock 270,480 and 263,492 shares of common
  stock, respectively, at cost                                      (1,071,205)                  (1,065,996)
  Note receivable                                                     (105,000)                    (105,000)
  Accumulated deficit                                              (30,154,265)                 (20,744,272)
                                                              -------------------         -------------------
             Total stockholders' equity (deficit)                   (1,417,520)                   7,711,069
                                                              -------------------         -------------------
             Total liabilities and stockholders' equity
             (deficit)                                         $    27,030,318             $     37,172,513
                                                              ===================         ===================


       The accompanying notes are an integral part of these consolidated balance sheets.

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                 For the Three Months Ended          For the Six Months Ended
                                                                        December 31,                         December 31,
                                                                                   2001                                 2001
                                                                                 Restated                             Restated
                                                                   2002        (See Note 2)            2002          (See Note 2)
                                                             --------------    --------------     ---------------    -------------
REVENUES:
   Financial planning services                                $ 14,427,273      $ 14,780,582        $ 29,166,715     $ 30,454,066
   Tax preparation fees                                            408,438           499,465             977,097        1,058,534
   e1040.com                                                            --             2,148                  --           23,972
   Direct Mail Services                                                 --                --                  --          505,407
                                                             --------------    --------------     ---------------    -------------
     Total revenues                                             14,835,711        15,282,195          30,143,812       32,041,979
                                                             --------------    --------------     ---------------    -------------

OPERATING EXPENSES:
   Salaries and commissions                                     13,612,124        13,642,067          26,260,435       29,130,695
   General and administrative                                    2,406,371         2,214,928           4,469,224        4,393,772
   Advertising                                                      33,414           175,824              58,871          791,491
   Brokerage fees & licenses                                       521,644           453,922             889,398          900,289
   Rent                                                            752,521           949,703           1,689,946        1,808,302
   Depreciation and amortization                                   460,710           720,866           1,023,032        1,402,073
   Loss on sale of equipment                                        85,325                 -              85,325                -
                                                             --------------    --------------     ---------------    -------------
       Total operating expenses                                 17,872,109        18,157,310          34,476,231       38,426,622
                                                             --------------    --------------     ---------------    -------------
Loss from operations                                            (3,036,398)       (2,875,115)         (4,332,419)      (6,384,643)

OTHER INCOME (EXPENSE):
   Interest and investment income                                      129            95,824               4,594          165,873
   Interest expense                                               (713,845)         (512,428)         (1,202,293)        (979,858)
   Other income (expense)                                                -            16,043                   -           68,747
                                                             --------------    --------------     ---------------    -------------
       Total other income (expense)                               (713,716)         (400,561)         (1,197,699)        (745,238)
                                                             --------------    --------------     ---------------    -------------

Loss before provision (benefit) for income taxes                (3,750,114)       (3,275,676)         (5,530,118)      (7,129,881)

Provision (benefit) for income taxes                                13,600        (1,752,000)             51,500       (3,778,000)
                                                             --------------    --------------     ---------------    -------------
       Total loss from continuing operations                    (3,763,714)       (1,523,676)         (5,581,618)      (3,351,881)
                                                             --------------    --------------     ---------------    -------------

DISCONTINUED OPERATIONS:
   Income (loss) from operations of discontinued operations       (473,419)          170,625          (1,141,685)         217,999
   Income (loss) on sales of discontinued operations            (2,160,110)                -          (2,680,190)
   Provision for income taxes                                        1,400            60,265               6,500           30,265
                                                             --------------    --------------     ---------------    -------------
       Total loss from discontinued operations                  (2,634,929)          110,360          (3,828,375)         187,734
                                                             --------------    --------------     ---------------    -------------

                                                             --------------    --------------     ---------------    -------------
       Net Loss                                                 (6,398,643)       (1,413,316)         (9,409,993)      (3,164,147)
                                                             ==============    ==============     ===============    =============

Basic and diluted per share data:
   Loss from continuing operations                            $      (0.40)     $      (0.18)       $      (0.61)    $      (0.39)
   Gains (Loss) from discontinued operations                         (0.28)             0.01               (0.42)            0.02
                                                             ==============    ==============     ===============    =============
       Net income (loss) per share, basic and diluted         $      (0.68)     $      (0.17)       $      (1.03)    $      (0.37)
                                                             ==============    ==============     ===============    =============
Weighted average shares, basic and diluted                       9,418,381         8,567,958           9,178,467        8,481,892
                                                             ==============    ==============     ===============    =============


        The accompanying notes are an integral part of these consolidated financial statements.

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                             For the Six Months Ended
                                                                                                    December 31,
                                                                                                                 2001
                                                                                         2002           Restated (See Note 2)
                                                                                     ------------       ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                             $(9,409,993)            $(3,164,147)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
       Depreciation and amortization                                                   1,587,705               1,524,796
       Loss from discontinued operations
       Loss (gain) on sale of discontinued operations                                  2,680,190
       Gain on sale of mailing service business                                                -                (194,434)
       Amortization of debt discount                                                           -                 128,563
       Issuance of common stock for debt default penalties
       and interest                                                                      280,000                       -
       Provision (benefit) for income taxes                                                    -              (3,778,000)
       Loss (Gain) on sale of property and equipment                                      85,325                 (23,581)
       Unrealized losses on securities held for trading                                  133,676                       -
       Amortization of deferred and other compensation expense                                 -                  90,465
       Bad debt expense                                                                    5,000                       -
       Loss on asset repurchase agreement                                                      -                 176,984
Changes in assets and liabilities:
       Accounts receivable, net                                                        2,000,928               2,577,123
       Prepaid and other current assets                                                   93,308                 212,053
       Receivables from officers, stockholders and employees                             279,074                 446,379
       Increase in other assets                                                          100,178               1,779,897
       Accounts payable and accrued expenses                                              92,923              (1,205,983)
       Income taxes receivable (payable)                                                 669,787                  39,970
       Increase in other liabilities                                                      11,000                       -
       Marketable securities                                                             130,728                       -
       Increase in deferred tax asset                                                          -              (2,376,168)
                                                                                     ------------            ------------
NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS                        (1,260,171)             (3,766,083)
                                                                                     ------------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                              (84,460)               (458,085)
       Cash paid for acquisitions, net of cash acquired                                 (106,607)               (216,250)
       Proceeds from (purchases of) marketable securities, net                                 -                  29,447
       Proceeds from sale of discontinued operations                                     324,114                 347,000
       Proceeds from joint venture distribution                                           90,000                       -
       Proceeds from sale of property and equipment                                       14,000                 106,370
       Proceeds on asset purchase agreement                                                    -                 342,580
                                                                                     ------------            ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES OF CONTINUING OPERATIONS                       237,047                 151,062
                                                                                     ------------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Acquisition of treasury stock                                                      (5,209)                (72,476)
       Proceeds from bank and other loans                                                625,000               8,470,000
       Payments of bank and capital lease obligations                                 (1,311,011)             (6,604,707)
       Reissuance of treasury stock                                                            -                 151,429
       Net proceeds from the issuance of common stock and
       exercise of common stock op tions and warrants                                          -                   9,625
                                                                                     ------------            ------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS            (691,220)              1,953,871
                                                                                     ------------            ------------
   Net decrease in cash                                                               (1,714,344)             (1,661,150)
   Cash and cash equivalents at beginning of period                                    2,223,806               5,413,674
                                                                                     ------------            ------------
   Cash and cash equivalents at end of period                                        $   509,462             $ 3,752,524
                                                                                     ============            ============


        The accompanying notes are an integral part of these consolidated financial statements.

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                    UNAUDITED

                                                                                               For the Six Months Ended
                                                                                                    December 31, 2001
                                                                                             2002             Restated (See Note 2)
                                                                                      ------------------    ------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
  Interest                                                                              $       279,816     $            1,130,669
                                                                                       ================     ========================
  Income taxes                                                                          $           -       $              146,165
                                                                                       ================     ========================

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
    Re-issuance of treasury stock at fair value                                                     -                      119,831
    Common stock and options issued in connection with
    business combinations                                                                         6,613                    936,464
    Equipment acquired under capital leases                                                       4,887                    325,795
    Issuance of common stock for debt default penalties
    and interest                                                                                280,000                        -
    Issuance of common stock upon loan obligation                                                   -                      300,000

  Details of business combinations:
    Fair value of assets acquired                                                       $           -        $           1,456,750
      Less: Liabilities assumed                                                                     -                     (306,927)
      Less: Stock issued                                                                            -                     (933,573)
                                                                                      ------------------   -------------------------
    Cash paid for acquisitions                                                          $           -        $             216,250
                                                                                       ================     ========================




        The accompanying notes are an integral part of these consolidated financial statements.

                     GILMAN & CIOCIA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2002
                                    UNAUDITED


                                          Common Stock        Additional     Accumulated
                                                               Paid-In
                                       Shares      Amount       Capital       Deficit
                                    ----------- ----------- -------------- --------------
Balance at July 1, 2002              9,203,027   $  92,030   $ 29,534,307   $(20,744,272)

Net loss                                     -           -              -     (9,409,993)

Purchase of treasury stock                   -           -              -              -

Issuance of stock in connection
with earnout agreement                  16,534         165          6,448              -

Issuance of stock in connection
with default on note payable           700,000       7,000        273,000              -
                                    ----------- ----------- -------------- --------------
Balance at December 31, 2002         9,919,561   $  99,195   $ 29,813,755  $ (30,154,265)
                                    =========== =========== ============== ==============


                                                                                 Total
                                        Treasury Stock             Note       Stockholders'
                                                                                 Equity
                                      Shares        Amount       Receivable     (Deficit)
                                    -----------  ------------  -------------- --------------
Balance at July 1, 2002               263,492    $(1,065,996)  $  (105,000)   $  7,711,069

Net loss                                    -              -             -      (9,409,993)

Purchase of treasury stock              6,988         (5,209)            -          (5,209)

Issuance of stock in connection
with earnout agreement                      -              -             -           6,613

Issuance of stock in connection
with default on note payable                -              -             -         280,000
                                    -----------  ------------  -------------- --------------
Balance at December 31, 2002          270,480    $(1,071,205)  $  (105,000)   $ (1,417,520)
                                    ===========  ============  ============== ==============


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

The Company provides federal, state and local tax preparation and financial planning services to individuals predominantly in the middle and upper income brackets. As of December 31, 2002 the Company had 54 offices operating in 17 states. To complement its tax preparation services, the Company also provides financial planning services to its tax preparation clients and others. These financial planning services include securities brokerage services, insurance and mortgage agency services.

(b) Basis of Presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated balance sheet as of December 31, 2002, the consolidated statements of operations for the three and six months ended December 31, 2002 and 2001, the consolidated statements of cash flows for the six months ended December 31, 2002 and 2001 and the consolidated statement of stockholders equity for the six months ended December 31, 2002 are unaudited. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three and six months ended December 31, 2002 and 2001 are not necessarily indicative of the results to be expected for any other interim period or any future year. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

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

Income tax recognition of deferred tax items

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Significant management judgment is required in determining our deferred tax assets and liabilities. Management makes an assessment of the likelihood that our deferred tax assets will be recovered from future taxable income, and to an amount that it believes is more likely than not to be realized. As of December 31, 2002 and June 30, 2002, management has recorded a full valuation allowance against the net deferred tax assets.

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

Net Income (Loss) Per Share

In accordance with SFAS No. 128, "Earnings per Share", basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during each period. Diluted net income (loss) per share gives effect to all potentially dilutive securities that were outstanding during each period. For the three and six months ended December 31, 2002 and

2001, outstanding options and warrants of 3,749,391 million and 5,174,594 million, respectively to purchase shares of common stock were not included in the computation of diluted net income (loss) per share because to do so would have an antidilutive effect for the periods presented.

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

(d) Liquidity and cash flow

The Company's December 31, 2002 consolidated financial statements were prepared assuming the Company will continue as a going concern. The Company had suffered losses from operations that raised substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern and its future success is dependent upon its ability to reduce costs, generate revenues and, if required, obtain financing in the near term to: (1) satisfy its current obligations and commitments, and (2) continue its growth.

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

         On November 27, 2002, the Company negotiated a forbearance agreement with Wachovia Bank, National Association, formerly known as First Union National Bank ("Wachovia") whereby Wachovia agreed to forbear from acting on certain defaults of financial covenants by the Company under debt owed to Wachovia and extended the due date of its debt until November 1, 2003 (See Note 7). By an Amendment to Forbearance Agreement dated as of June 18, 2003, the Company and Wachovia amended the Forbearance Agreement to change, among other things, the following provisions of the Forbearance Agreement: the Maturity Date was extended to July 1, 2004; the Company's reporting requirements to Wachovia were changed; the May 10, 2003 and June 10, 2003 principal payments of $250,000 were rescheduled; principal payments in amounts of $250,000 are now due on March 10, 2004, April 10, 2004, May 10, 2004 and June 10, 2004; and the Company will be required to pay to Wachovia fifty (50%) percent of the excess over $1,000,000 of any lump sum payment received from Pinnacle Tax Advisors, LLC.

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

2.   RECLASSIFICATION FOR DISCONTINUED OPERATIONS

During the six months ended December 31, 2002, the Company sold certain of its offices and was in negotiations for the sale of other offices at December 31, 2002. In accordance with SFAS 144 assets, and liabilities associated with these offices have been reclassified and are included on the accompanying balance sheets as assets and liabilities held for sale, and the results of these operations have been reclassified and are separately presented for all reporting periods as discontinued operations in the accompanying statements of operations.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2002, the FASB issued SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation--Transition and Disclosure", amending FASB Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation. SFAS 148 provides two additional alternative transition methods for recognizing an entity's voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 so that entities will have to (1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. (See Note 9). SFAS 148's transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002; earlier application is permitted. Management is assessing the effects, if any, of SFAS 148 on the financial statements of the Company.


In November 2002, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. At December 31, 2002, the Company has certain guarantees related to operating leases which have been included in the Company's operating lease commitments included in Management's Discussion and Analysis. Management is currently evaluating the effect FIN 45 may have on the Company's financial statements as a result of the sale of offices to Pinnacle, which included the assumption by Pinnacle of certain leases of such offices, on November 26, 2002, as it relates to Note 5.

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

401(k) Plan

As of June 30, 2002 the Company was subject to penalties from the United States Department of Labor related to the Company's 401(k) plan. During the period from January 1, 2002 through June 30, 2002, prior management borrowed several 401(k) Plan payments from the withholdings of Company employees. As of June 30, 2002, the principal amount borrowed by prior management from employee withholding payments and owed by the Company to the 401(k) Plan was approximately $332,000. Since August 16, 2002 when new management was installed, all withholding payments from employees to the 401(k) Plan have been made on a timely basis. In addition, new management caused the Company to repay all amounts borrowed from the employee withholding payments with the final repayment being made on November 6, 2002. The Company reimbursed all employee 401(k) plan accounts for any lost profits resulting from the Company borrowings and the Company made contributions to the employee accounts so that each account would have a minimum 4% return during the period that the borrowings were outstanding. The Company has reviewed the borrowings with the United States Department of Labor which is determining if any interest or penalties should be imposed.

5.  SALE OF OFFICES

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

The Company recognized a $1,509,229 loss on the sale of these offices. This loss consists of the sale of assets net of liabilities assumed, totaling $1,685,343, less cash received of $176,114.

As a result of the transaction with Pinnacle a gain of approximately $4.6 million had been calculated by management in December 2002, however due to the uncertainties associated with payment on the Initial Note and Second Note, the Company will defer the gain recognition until proceeds from payment of cash or collateral by Pinnacle are received on the Initial Note and Second Note. As of May 2003, the Company has received certain payments from Royal, totaling $490,900 pursuant to the assignment above but has not received certain payments required under the Closing Payment and an Equipment Sublease. The Company's position is that Pinnacle is now in default under the Initial Note, the Second Note and the Equipment Sublease. Accordingly, on May 16, 2003, the Company initiated a lawsuit against Pinnacle seeking payments for all amounts due. By agreement dated March 31, 2003, the Company entered into a Stock Purchase Agreement with Mr. Povinelli whereby he transferred 1,048,616 of his Company shares back to the Company for a credit of approximately $ 230,000 against the principal due on the Initial Note. The effective date of the transfer was June 6, 2003 when Mr. Povinelli executed and delivered to the Company a stock power for all of his shares. After the commencement of the lawsuit, Pinnacle agreed to give the Company a direct assignment of its income and fixed annuity revenue from InsurMark and Career Brokerage in addition to 75% of Pinnacle's commission overrides being paid to the Company by Royal.

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

OTHER SALES OF ASSETS

During the six months ended December 31, 2002 the Company sold/closed 6 of its offices. The aggregate sales price for the 6 offices was $120,000 which was paid in full. Three offices were sold/closed during the quarter ended September 30th, 2003 ("Q1 offices") and three offices were sold during the quarter ended December 31, 2002 ("Q2 offices").

The Q1 offices were sold/closed for an aggregate price of $120,000 which was paid in full during the first quarter. The Company recognized a $520,080 loss on the sale of these offices. The $520,080 loss consists of the sale of assets net of liabilities assumed, totaling $640,080, less cash received of $120,000.

The Q2 offices were sold for an aggregate purchase price equal to 75% of 2003 gross tax revenue payable after the 2003 tax season. The Company received a down payment of $12,000. Due to uncertainties associated with the calculation of the full amount due, management has elected to fully reserve the balance due. The Company recognized a $305,919 loss on the sale of these offices. This loss consists of the sale of assets net of liabilities assumed, totaling $317,919, less cash received of $12,000.

In addition to the six offices above, the Company has sold 5 additional offices during quarter ended Match 31, 2003. The aggregate sales price for the 5 offices was $1,231,158 consisting of $285,455 cash and $945,703 in promissory notes due the Company. Due to uncertainties associated with the payment of these promissory notes management has reserved $815,703 of the balance due.

6.  DISCONTINUED OPERATIONS

The assets and liabilities attributable to the sale of offices, which have been classified in the consolidated balance sheets as assets and liabilities held for sale, consist of the following:

                                           December 31, 2002    June 30, 2002
                                           -----------------    -------------
Accounts receivable, net                   $        173,858     $   1,832,489
Other current assets                                      -           408,084
Property and equipment, net                               -           851,653
Other long-term assets                                    -            59,529
Intangible assets, net                              329,827         1,584,620
                                           -----------------    -------------
     Total assets held for sale            $        503,685     $   4,736,375
                                           -----------------    -------------

Accounts payable and accrued expenses               971,651         1,692,335
Other current liabilities                         1,550,000         1,715,000
                                           -----------------    -------------
     Total liabilities held for sale       $      2,521,651     $   3,407,335
                                           -----------------    -------------



Operating results of discontinued operations included in the statements of operations, which includes all offices, for the three and six months ended December 31, 2002 and 2001 related to the sale of offices is summarized as follows:


                                              For the three months ended            For the six months ended
                                                     December 31,                          December 31,
                                                 2002           2001                  2002          2001
                                             -----------    -----------           -----------    ----------
Revenues:
     Financial planning services             $ 1,302,266    $ 3,691,634           $ 3,611,763    $ 7,390,462
     Tax preparation fees                        207,722        805,011               881,635      1,720,561
     Direct mail services                              -              -                     -
                                             -----------    -----------           -----------    -----------
         Total revenue                         1,509,988      4,496,645             4,493,398      9,111,023
                                             -----------    -----------           -----------    -----------

Operating Expenses:
     Salaries and commissions                $ 1,590,998    $ 3,195,969           $ 4,248,783    $ 6,603,009
     General and administrative                   94,606        382,123               381,366        771,189
     Advertising                                   6,667         29,877                18,588        134,878
     Rent                                        236,474        588,325               829,040      1,132,664
     Depreciation and amortization                54,662        129,726               157,306        251,284
                                             -----------    -----------           -----------    -----------
         Total operating expenses              1,983,407      4,326,020             5,635,083      8,893,024
                                             -----------    -----------           -----------    -----------
Income (loss) from operations                $  (473,419)   $   170,625           $(1,141,685)   $   217,999
                                             -----------    -----------           -----------    -----------
Other income                                 $         -    $                     $              $
                                             -----------    -----------           -----------    -----------
Net Income (loss)                            $  (473,419)   $   170,625           $(1,141,685)   $   217,999
                                             ===========    ===========           ===========    ===========

7.  DEBT

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

Travelers

The Company's credit facility with Travelers closed on November 1, 2000. It was a $5 million debt financing. As part of the debt facility financing with Travelers, the Company issued warrants to purchase 725,000 shares of the Company's common stock. Of this amount, 425,000 warrants were issued to purchase at $4.23 per share, representing the average closing price for 20 days before the effective date. The 425,000 warrants were exercisable before May 2, 2003. As of May 2003, the warrants were not exercised and subsequently expired. The remaining warrants to purchase 300,000 shares of the Company's common stock were awarded on February 28, 2002 with a strike price of $2.43 and will expire on October 31, 2005. The value as determined by an external appraisal of these warrants issued on February 28, 2002, was set at $300,000. The warrant valuations were treated as a debt discount and are being amortized over the five-year term of the Debt Facility under the effective interest rate method. The amortization of the debt discount for the Fiscal years ended June 30, 2002 and June 30, 2001, was approximately $256,600 and $166,000, respectively. At December 31, 2002 and June 30, 2002 the term loan had an outstanding principal balance of $4.23 and $4.07 million, respectively.

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

8.  STOCK-BASED COMPENSATION

The Company has established various stock - based compensation plans for its officers, directors, key employees and consultants. See Fiscal year ended June 30, 2002 Annual Report on form 10-K for description of the Company's stock-based compensation plans.

Stock option activity during the six months ended December 31, 2002 was as follows:


                Outstanding June 30, 2002          4,819,594
                     Grants                                -
                     Cancels                      (1,495,203)
                     Exercises                             -
                                                   ---------
                Outstanding - December 31, 2002    3,324,391
                                                   ---------
                Exercisable - December 31, 2002    2,617,930
                                                   ---------

The Company follows the disclosure-only provisions of SFAS 123 and applies APB No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. If compensation expense for stock options awarded under the Company's plans had been determined in accordance with SFAS No. 123, the Company's pro forma net loss and pro forma net loss per share would have been as follows:

                                              Six Months Ended December 31,
                                            --------------------------------
                                                 2002              2001
                                            --------------    --------------
Net loss:
     As reported                            $  (9,409,993)    $  (3,164,147)
     Pro forma                              $  (9,510,351)    $  (4,328,128)
Basic and diluted net loss per share:
     As reported                            $       (1.03)    $       (0.37)
     Pro forma                              $       (1.04)    $       (0.51)


The effects of applying SFAS 123 in the pro forma net loss disclosures above are not likely to be representative of the effects on pro forma disclosures of future years.

9.  SEGMENTS OF BUSINESS

The Company's reportable segments are strategic business units that offer different products and services or are managed separately and have unique and distinctly different business models. The Company has three reportable segments including Company Tax Offices, Broker Dealer Operations and e1040.com.

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

                                               Three Months Ended December 31,       Six Months Ended December 31,
                                                                     2001                                  2001
                                                    2002         (Restated)             2002            (Restated)
                                                ------------    ------------        ------------       ------------
REVENUES:
Company Tax Offices
Tax Preparation Business                        $    408,438    $    499,465        $    977,097       $  1,058,534
Financial Planning Business                        4,104,175       6,785,481           8,118,329         12,752,470
                                                ------------    ------------        ------------       ------------
Total Company Tax Offices                          4,512,613       7,284,946           9,095,426         13,811,004
Broker Dealer Operations                          14,847,021      17,626,943          30,679,323         35,784,177
e1040.com                                                  -           2,148                   -             23,972
Direct mailing services                                    -               -                   -            505,407
Intercompany revenue                              (4,523,923)     (9,631,842)         (9,630,937)       (18,082,581)
                                                ------------    ------------        ------------       ------------
     Total revenue                              $ 14,835,711    $ 15,282,195        $ 30,143,812       $ 32,041,979
                                                ------------    ------------        ------------       ------------

INCOME (LOSS) FROM OPERATIONS:
Company Tax Offices                             $ (2,441,533)   $ (2,158,269)       $ (4,886,448)      $ (5,618,170)
Broker Dealer Operations                            (594,555)       (392,760)            554,178            212,694
Direct mailing services                                    -         (90,173)                  -           (411,250)
e1040.com                                               (310)       (233,913)               (149)          (567,917)
                                                ------------    ------------        ------------       ------------
     Total income (loss) from operations        $ (3,036,398)   $ (2,875,115)       $ (4,332,419)      $ (6,384,643)
                                                ------------    ------------        ------------       ------------

DEPRECIATION AND AMORTIZATION:
Company Tax Offices                             $    295,051    $    411,052        $    581,784       $    773,693
Broker Dealer Operations                             165,659         223,401             441,248            442,058
Direct mailing services                                    -               -                   -             13,496
e1040.com                                                  -          86,413                   -            172,826
                                                ------------    ------------        ------------       ------------
     Total depreciation and amortization        $    460,710    $    720,866        $  1,023,032       $  1,402,073
                                                ------------    ------------        ------------       ------------

                                                Quarter Ended December 31,           Six Months Ended December 31,
                                                   2002             2001                2002              2001
                                                ------------    ------------        ------------       ------------
INTEREST EXPENSE:
Company Tax Offices                             $   (683,745)   $   (332,155)       $ (1,150,321)      $   (622,617)
Broker Dealer Operations                             (30,100)        (14,868)            (51,972)           (28,567)
e1040.com                                                  -        (165,405)                  -           (328,674)
                                                ------------    ------------        ------------       ------------
     Total interest expense                     $   (713,845)   $   (512,428)       $ (1,202,293)      $   (979,858)
                                                ------------    ------------        ------------       ------------
INTEREST AND INVESTMENT INCOME:
Company Tax Offices                             $         15    $     29,997        $      4,267       $     48,362
Broker Dealer Operations                                 114          65,827                 327            117,511
e1040.com                                                  -               -                   -                  -
                                                ------------    ------------        ------------       ------------
     Total interest income                      $        129    $     95,824        $      4,594       $    165,873
                                                ------------    ------------        ------------       ------------
OTHER INCOME (EXPENSES):
Company Tax Offices                             $          -    $      5,663        $          -       $   (136,400)
Broker Dealer Operations                                   -               -                   -                  -
Direct mail services                                       -          10,380                   -            204,823
e1040.com                                                  -               -                   -                324
                                                ------------    ------------        ------------       ------------
     Total other income(expenses)               $          -    $     16,043        $          -       $     68,747
                                                ------------    ------------        ------------       ------------
LOSS BEFORE TAXES:
Company Tax Offices                             $ (3,125,258)   $ (2,454,684)       $ (6,032,497)      $ (6,328,735)
Broker Dealer Operations                            (624,546)       (341,801)            502,528            301,637
Direct mail services                                       -         (79,872)                  -           (206,516)
e1040.com                                               (310)       (399,319)               (149)          (896,267)
                                                ------------    ------------        ------------       ------------
     Total loss before taxes                    $ (3,750,114)   $ (3,275,676)       $ (5,530,118)      $ (7,129,881)
                                                ------------    ------------        ------------       ------------
IDENTIFIABLE ASSETS:
Company Tax Offices                             $ 33,159,423    $ 49,307,699        $ 33,159,423       $ 49,307,699
Broker Dealer Operations                          20,717,009      21,420,549          20,717,009         21,420,549
Intercompany elimination                         (26,846,114)    (19,219,799)        (26,846,114)       (19,219,799)
                                                ------------    ------------        ------------       ------------
     Total identifiable assets                  $ 27,030,318    $ 51,508,449        $ 27,030,318       $ 51,508,449
                                                ------------    ------------        ------------       ------------
CAPITAL EXPENDITURES:
Company Tax Offices                             $          -    $      6,575        $          -       $    198,103
Broker Dealer Operations                              45,516         160,121              84,460            259,982
e1040.com                                                  -               -                   -                  -
                                                ------------    ------------        ------------       ------------
     Total capital expenditures                 $     45,516    $    166,696        $     84,460       $    458,085
                                                ------------    ------------        ------------       ------------

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

During the first half of Fiscal 2003, approximately 3.2% of the Company's revenues were earned from tax preparation services and 96.8% were earned from all financial planning and related services.

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


RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

The Company's revenues for the three months ended December 31, 2002 were $14,835,711 compared to $15,282,195 for the three months ended December 31, 2001, a decrease of $446,484 or 2.9%. Of the total decrease, $353,309 was attributable to a reduction in the Company's financial planning business, $91,027 was attributable to a reduction in the Company's tax preparation fees and $2,148 was attributable to a reduction in e1040.com revenue. The general economic weakness as well as the slowdown in the financial services sector, in which the company operates, is a major contributor to the decline in revenues.

The Company's total revenues for the three months ended December 31, 2002 consisted of $14,427,273 for financial planning services and $408,438 for tax preparation fees. Financial planning services represented 97.3% and tax preparation fees represented 2.7% of the Company's total revenues during the three months ended December 31, 2002. The Company's total revenues for the three months ended December 31, 2001 consisted of $14,780,582 for financial planning services, $499,465 for tax preparation fees and $2,148 for e1040.com. Financial planning services represented 96.7%, tax preparation fees represented 3.3% and e1040.com represented 0.01% of the Company's total revenues during the three months ended December 31, 2001.

The Company's operating expenses for the three months ended December 31, 2002 were $17,872,109 or 120.5% of revenues, a decrease of $285,201 or 1.6%, compared to $18,157,310 or 118.8% of revenues for the three months ended December 31, 2001. The decrease in operating expenses was attributable to decreases in salaries and commissions of $29,943, advertising of $142,410, rent of 197,182, depreciation and amortization of $260,156, offset by increases in general and administrative expenses of $191,443, brokerage fees and licenses of $67,722 and loss on equipment sales of $85,325.

Salaries and commissions decreased $29,943 or 0.2% in the three months ended December 31, 2002 to $13,612,124 from $13,642,067 during the three months ended December 31, 2001. This decrease is primarily attributable to decreases in personnel and related costs associated with corporate overhead offset by decreases in financial planning margins due to a change in financial planning product mix.

General and administrative expenses increased $191,443 or 8.6% in the three months ended December 31, 2002 to $2,406,371 from $2,214,928 during the three months ended December 31, 2001. This increase is primarily attributable to increases in professional fees offset by decreases in financial planner bad debt expenses and recruiting expenses.

Advertising expenses decreased $142,410 or 81.0% in the three months ended December 31, 2002 to $33,414 from $175,824 during the three months ended December 31, 2001. This decrease is primarily attributable to reductions in direct mail costs as a result of the Company's evaluation of the effectiveness of its direct response advertising.

Brokerage fees and licenses expenses increased $67,722 or 14.9% in the three months ended December 31, 2002 to $521,644 from $453,922 during the three months ended December 31, 2001. This increase is primarily attributable to new regulatory fees required for registered investment advisors.

Rent expense decreased $197,182 or 20.8% in the three months ended December 31, 2002 to $752,521 from $949,703 during the three months ended December 31, 2001. This decrease is primarily attributed to the consolidation of corporate overhead facilitates and the termination of leases associated with closed or merged offices.

Depreciation and amortization expense decreased $260,156 or 36.1% in the three months ended December 31, 2002 to $460,710 from $720,866 during the three months ended December 31, 2001. This decrease is primarily attributable to lower fixed assets and intangible balances as a result of reduced capital spending, the sale of equipment and impairment losses.

Losses on the sale of equipment increased $85,325 during the three months ended December 31, 2002 from $0 during the three months ended December 31, 2001. The loss includes the book value of the equipment at the time of sale of $99,325 less sale proceeds of $14,000.

The Company's loss from operations for the three months ended December 31, 2002 was $3,036,398 as compared to a loss of $2,875,115 for the three months ended December 31, 2001, an increase of $161,283 or 5.6%. This increase in loss was attributable to the reduction in revenues described above partially offset by the net reduction in operating expenses described.

The Company's loss before the provision or benefit of income taxes for the three months ended December 31, 2002 was $3,750,114 compared to $3,275,676 for the three months ended December 31, 2001. This increase in loss of $474,438 or 14.5% was attributed to the net increase in loss from operations of $161,283 highlighted above and by a net increase in other expenses, net, of $313,155. The net increase in other expenses, net, includes an increase in interest expense of $201,417 and a decrease in interest and investment income of $95,695. The increase in interest expense is primarily attributable to the issuance of common stock to satisfy certain obligations under the Rappaport loan agreement. Also see footnote 7 - Debt Rappaport. The decrease in interest and investment income is primarily attributable to lower earnings from the Company's joint ventures accounted for under the equity method.

The Company's loss after income tax provision from continuing operations for the three months ended December 31, 2002 was $3,763,714 compared to $1,523,676 for the three months ended December 31, 2001. This increased loss of $2,240,038 or 147.0% was attributable to the decrease of income tax benefit of $1,765,600 offset by the changes in the revenues and expenses highlighted above. The decrease in income tax benefit is attributable to a full valuation allowance on the Company's current and deferred tax assets at December 31, 2002 compared to a valuation allowance of zero on the Company's current and deferred tax assets at December 31, 2001.

The Company had a loss from Discontinued Operations for the three months ended December 31, 2002 of $2,634,929 compared to a gain of $110,360 for the three months ended December 31, 2001.

RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2001

The Company's revenues for the six months ended December 31, 2002 were $30,143,812 compared to $32,041,979 for the six months ended December 31, 2001, a decrease of $1,898,167 or 5.9%. Of the total decrease, $1,287,351 was attributable to a reduction in the Company's financial planning business, $81,437 was attributable to a reduction in the Company's tax preparation fees, $23,972 was attributable to a reduction in e1040.com revenue and $505,407 reduction in Direct mail services.

The Company's total revenues for the six months ended December 31, 2002 consisted of $29,166,715 for financial planning services and $977,097 for tax preparation fees. Financial planning services represented 96.8% and tax preparation fees represented 3.2% of the Company's total revenues during the six months ended December 31, 2002. The Company's total revenues for the six months ended December 31, 2001 consisted of $30,454,066 for financial planning services, $1,058,534 for tax preparation fees, $23,972 for e1040.com and $505,407 for Direct mail services. Financial planning services represented 95.0%, tax preparation fees represented 3.3%, e1040.com represented 0.1% and Direct mail services represented 1.6% of the Company's total revenues during the six months ended December 31, 2001.

The Company's operating expenses for the six months ended December 31, 2002 were $34,476,231 or 114.4% of revenues, a decrease of $3,950,391 or 10.3%, compared to $38,426,622 or 119.9% of revenues for the six months ended December 31, 2001. The decrease in operating expenses was attributable to decreases in salaries and commissions of $2,870,260, advertising of $732,620, brokerage fees and licenses of $10,891, rent of $118,356, depreciation and amortization of $379,041 offset by an increase in loss on equipment sales of $85,325 partially offset by an increase in general and administrative expenses of $75,452.

Salaries and commissions decreased $2,870,260 or 9.9% in the six months ended December 31, 2002 to $26,260,435 from $29,130,695 during the six months ended December 31, 2001. This decrease is primarily attributable to decreases in personnel and related costs associated with corporate overhead offset by decreases in financial planning margins due to a change in financial planning product mix.

General and administrative expenses increased $75,452 or 1.7% in the six months ended December 31, 2002 to $4,469,224 from $4,393,772 during the six months ended December 31, 2001. This increase is primarily attributable to increases in professional fees and insurance expenses, partially offset by lower telephone, client settlement and planner bad debt expenses.

Advertising expenses decreased $732,620 or 92.6% in the six months ended December 31, 2002 to $58,871 from $791,491 during the six months ended December 31, 2001. This decrease is primarily attributable to reductions in direct mail costs as a result of the Company's evaluation of the effectiveness of its direct response advertising.

Brokerage fees and licenses expenses decreased $10,891 or 1.2% in the six months ended December 31, 2002 to $889,398 from $900,289 during the six months ended December 31, 2001. This decrease is primarily attributable to reduced planner headcount in the broker-dealer segment.

Rent expense decreased $118,356 or 6.6% in the six months ended December 31, 2002 to $1,689,946 from $1,808,302 during the six months ended December 31, 2001. This decrease is primarily attributed to the consolidation of corporate overhead facilitates and the termination of leases associated with closed or merged offices.

Depreciation and amortization expense decreased $379,041 or 27.0% in the six months ended December 31, 2002 to $1,023,032 from $1,402,073 during the six months ended December 31, 2001. This decrease is primarily attributable to lower fixed assets and intangible balances as a result of reduced capital spending, the sale of equipment and impairment losses.

Losses on the sale of equipment increased $85,325 during the six months ended December 31, 2002 from $0 during the six months ended December 31, 2001. The loss includes the book value of the equipment at the time of sale of $99,325 less sale proceeds of $14,000.

The Company's loss from operations for the six months ended December 31, 2002 was $4,332,419 as compared to a loss of $6,384,643 for the six months ended December 31, 2001, a decrease of $2,052,224 or 32.1%. This decrease in loss was attributable to the net reduction in operating expenses described above, partially offset by the reduction of revenues.

The Company's loss before the provision or benefit of income taxes for the six months ended December 31, 2002 was $5,530,118 compared to $7,129,881 for the six months ended December 31, 2001. This decrease in loss of $1,599,763 or 22.4% was attributed to the net decrease in loss from operations of $2,052,224 highlighted above, offset partially by a net increase in other expenses, net, of $452,461. The net increase in other expenses, net, includes an increase in interest expense of $222,435 and a decrease in interest and investment income of $161,279. The increase in interest expense is primarily attributable to the issuance of common stock to satisfy certain obligations under the Rappaport loan agreement (See Note 7). The decrease in interest and investment income is primarily attributable to lower earnings from the Company's joint ventures accounted for under the equity method.

The Company's loss after income tax provision from continuing operations for the six months ended December 31, 2002 was $5,581,618 compared to $3,351,881 for the six months ended December 31, 2001. This increased loss of $2,229,737 or 66.5% was attributable to the decrease of income tax benefit of $3,829,500 offset by the changes in the revenues and expenses highlighted above. The decrease in income tax benefit is attributable to a full valuation allowance on the Company's current and deferred tax assets at December 31, 2002 compared to a valuation allowance of zero on the Company's current and deferred tax assets at December 31, 2001.

The loss from Discontinued Operations for the six months ended December 31, 2002 was $3,828,375 compared to a gain of $187,734 for the six months ended
December 31, 2001. The increased loss of $4,016,109 is primarily due to the loss on the sale of Pinnacle of $2,874,624.


LIQUIDITY AND CAPITAL RESOURCES


The Company's revenues have been partly seasonal and are expected to continue to be somewhat seasonal. As a result, the Company must generate sufficient cash during the tax season, in addition to its available bank credit, to fund any operating cash flow deficits in the first half of the following Fiscal year. Operations during the non-tax season are primarily focused on financial planning services along with some on going accounting and corporate tax revenue. Since its inception, the Company has utilized funds from operations, proceeds from its initial public offering and bank borrowings to support operations, finance working capital requirements and complete acquisitions. As of December 31, 2002 and June 30, 2002 the company had $0.5 and $2.2 million in cash and cash equivalents and $1.3 and $1.8 million in marketable securities, respectively. PCS and North Ridge are subject to the SEC's Uniform Net Capital Rule 15c 3-1
(PCS) and 15c 3-3 (North Ridge), which require the maintenance of minimum regulatory net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed the greater of 15 to 1 or $100,000 and $25,000, respectively. For PCS, the minimum required regulatory net capital was $204,759 and had excess net capital of $205,462. For North Ridge, the minimum required regulatory net capital was $38,580 and had excess net capital of $67,230.


In August 2002, the Company entered into an agreement granting an option to a group of current management, led by Thomas Povinelli, the Company's former Chief Executive Officer and David Puyear, the Company's former Chief Financial Officer, to leave the Company along with employees who wish to join them. Under the terms of this agreement, Messrs. Povinelli and Puyear could purchase a portion of the Company's offices and the tax and financial planning revenue associated with such offices. On November 26, 2002 the Company finalized a transaction pursuant to an asset purchase agreement (the "Purchase Agreement") with Pinnacle Taxx Advisors LLC ("Pinnacle"), whereby Pinnacle, an entity controlled by Thomas Povinelli and David Puyear, purchased certain assets of the Company. The Company sold to Pinnacle 47 offices ("Purchased Offices") and all tangible and intangible assets which are associated with the operations of the offices. As part of the sale all employees of the Purchased Offices were terminated by the Company as of November 15, 2002 and were hired by Pinnacle. The total unadjusted purchase price payable by Pinnacle is $4,745,463.


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


The Company's cash flows used in operating activities totaled $1,260,171 and $3,766,083 for the six months ended December 31, 2002 and 2001, respectively. The decrease of $2,505,912 in cash used is due to the implementation of management plans to reduce operating costs, the disposal of certain offices, and improved collections of accounts receivables. These decreases in cash flow used in operating activities were offset by net payments of accounts payable and accrued expenses.


Net cash provided by investing activities totaled $237,047 and $151,062 for the six months ended December 31, 2002 and 2001, respectively. The increase in cash provided of $85,985 is primarily attributed to a reduction in capital expenditures of $373,625, a decrease in cash paid for acquisitions of $109,643 and the realization of proceeds received from the sale of business of $324,114, offset by the elimination of proceeds from the sale of mailing services of $347,000 and the elimination of $342,580 in proceeds from asset purchase agreement.


Net cash used in financing activities totaled $691,220 for the six months ended December 31, 2002 as compared to $1,953,871 of cash provided by financing activities for the six months December 31, 2001, respectively. The decrease in cash provided by financing activities of $2,645,091 is attributed to a decrease in proceeds from bank and other loans of $7,845,000 offset by a decrease in payments of banks and capital lease obligations of $5,293,696, and a decrease in acquisition of treasury stock of $67,267.


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

Travelers

The Company's credit facility with Travelers closed on November 1, 2000. It was a $5 million debt financing. As part of the debt facility financing with Travelers, the Company issued warrants to purchase 725,000 shares of the Company's common stock. Of this amount, 425,000 warrants were issued to purchase at $4.23 per share, representing the average closing price for 20 days before the effective date. The 425,000 warrants were exercisable before May 2, 2003. As of May 2003, the warrants were not exercised and subsequently expired. The remaining warrants to purchase 300,000 shares of the Company's common stock were awarded on February 28, 2002 with a strike price of $2.43 and will expire on October 31, 2005. The value as determined by an external appraisal of these warrants issued on February 28, 2002, was set at $300,000. The warrant valuations were treated as a debt discount and are being amortized over the five-year term of the Debt Facility under the effective interest rate method. The amortization of the debt discount for the Fiscal years ended June 30, 2002 and June 30, 2001, was approximately $256,600 and $166,000, respectively. At December 31, 2002 and June 30, 2002, the term loan had an outstanding principal balance of $4.23 and $4.07 million, respectively.

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

CONTRACTUAL OBLIGATION AND COMMERCIAL COMMITMENTS

         The table below summarizes our contractual obligations for the five years subsequent to December 31, 2002 and thereafter. The amounts represent the maximum future cash contractual obligations.

                                                                        Payment Due by Period
                                                                        ----------------------
                                                                          2004             2006           After
Contractual Obligations                   Total            2003          to 2005          to 2007         2007
-----------------------                   -----            ----          -------          -------         ----
Debt                                   $13,957,864      13,776,416          45,164          54,244         82,040
Operating leases                        11,860,596       3,917,496       5,545,257       1,696,692        701,151
Capital leases                             846,921         484,991         346,761          15,169
                                       -----------     -----------     -----------     -----------      ---------
Total contractual cash obligations     $26,665,381     $18,178,903     $ 5,937,182     $ 1,766,105      $ 783,191
                                       ===========     ===========     ===========     ===========      =========

         Subsequent to year end, the Company entered into an agreement with Pinnacle Taxx Advisors ("Pinnacle"), an entity controlled by Thomas Povinelli and David Puyear, former executive officers of the Company, whereby the Company sold to Pinnacle 47 offices ("Purchased Offices") and all tangible and intangible assets which are associated with the operations of such offices (See
Note 5). In connection with the agreement all operating leases associated with the Purchased Offices were assigned to Pinnacle. Aggregate operating lease commitment amounts included in the table above with respect to the leases assigned to Pinnacle in November 2002 are $1,510,887, $1,393,398, $1,096,838,
$541,487, $409,456, and $647,534 for the Fiscal years ending December 31, 2003, 2004, 2005, 2006, 2007, and thereafter.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Market Risk and Sensitivity Analysis

There has been no material changes in market risk from those reported at June 30, 2002.

ITEM 4.  CONTROLS AND PROCEDURES.

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

PART II-OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

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


ITEM 5.     OTHER INFORMATION.

As previously disclosed on the Company's Current Report on Form 8-K, filed on September 4, 2002, and as discussed in the Company's Annual Report on Form 10-K, filed on March 31, 2003 and amended on April 11, 2003, the Company has engaged Grant Thornton LLP to serve as the Company's independent auditors upon terminating its relationship with Arthur Andersen LLP. On May 16, 2003, Louis Karol, Esq. and Doreen Biebusch voluntarily resigned from the Board.

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


                                            GILMAN + CIOCIA, INC.
                                                (Registrant)


Dated: July 3, 2003                 By:  /s/ Michael P. Ryan
                                        --------------------------
                                           Michael P. Ryan
                                           Chief Executive Officer



Dated: July 3, 2003                 By:  /s/ Michael Mannion
                                        --------------------------
                                           Michael Mannion
                                           Chief Accounting Officer

                                  CERTIFICATION

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

Date: July 3, 2003

                                                  /s/ Michael P. Ryan
                                                  ------------------------
                                                  Chief Executive Officer

                                  CERTIFICATION

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


Date: July 3, 2003

                                           /s/ Michael Mannion
                                           ------------------------
                                           Chief Accounting Officer