Form 10-Q
period 2003-03-31
GILMAN & CIOCIA INC
filed 2003-07-03
CIK 914142

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q


{x} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934.


                 For the Quarterly Period Ended MARCH 31, 2003.

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

                                TABLE OF CONTENTS


PART I-FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS                                               Page

         Consolidated Balance Sheets as of March 31, 2003                      3
         and June 30, 2002

         Consolidated Statements of Operations for the Three Months
         and Nine Months Ended March 31, 2003 and 2002                         4

         Consolidated Statements of Cash Flows for the Nine Months
         Ended March 31, 2003 and 2002                                       5-6

         Consolidated Statement of Stockholders' Equity (Deficit) for
         the Nine Months Ended March 31, 2003                                  7

         Notes to Consolidated Financial Statements                         8-18

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               19-25

Item 3.  Quantitative and Qualitative Disclosure About Market Risks           25

Item 4.  Controls and Procedures                                              25


PART II-OTHER INFORMATION

Item 1.  Legal Proceedings                                                    27

Item 4.  Submission of Matters to a Vote of Security Holders                  27

Item 5.  Other Information                                                    27

Item 6.  Exhibits and Reports on Form 8-K                                     27

SIGNATURES AND CERTIFICATIONS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           UNAUDITED             AUDITED
                                        ASSETS                                           March 31, 2003        June 30, 2002
                                                                                     --------------------   ------------------
Current Assets:
  Cash and cash equivalents                                                           $    1,394,695         $   2,223,806
  Marketable securities                                                                    1,403,730             1,759,742
  Accounts receivable, net of allowance for doubtful accounts of
  $461,559 and $614,972, respectively                                                      5,860,701             6,958,346
  Receivables from officers, stockholders and employees, net                                 821,022             1,129,092
  Income taxes receivable                                                                    135,273               748,678
  Prepaid expenses and other current assets                                                  534,903               150,810
  Assets held for sale                                                                       102,211             4,736,375
                                                                                     --------------------   ------------------
              Total current assets                                                        10,252,535            17,706,849

Non Current assets:
  Property and equipment, net of accumulated depreciation of $4,111,602
  and $3,203,347, respectively                                                             2,447,894             3,239,502
  Goodwill                                                                                 5,264,858             5,264,858
  Intangible assets, net of accumulated amortization of $4,997,382 and
  $4,284,173, respectively                                                                 8,647,896             9,303,400
  Other assets                                                                             1,515,046             1,657,904
                                                                                     --------------------   ------------------
              Total assets                                                            $   28,128,229         $  37,172,513
                                                                                     ====================   ==================


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses                                               $   14,385,795         $  12,808,741
  Long-term debt                                                                          12,180,450            12,393,867
  Liabilities held for sale                                                                1,696,457             3,407,335
  Income taxes payable                                                                        69,674                   -
                                                                                     --------------------   ------------------
              Total current liabilities                                                   28,332,376            28,609,943

Non Current Liabilities:
  Long-term debt, net of current portion                                                     509,855               851,501
  Other Liabilities                                                                           11,000                   -
                                                                                     --------------------   ------------------
              Total liabilities                                                           28,853,231            29,461,444
                                                                                     --------------------   ------------------

Contingencies (Note 4)

Stockholders' Equity:
  Preferred stock, $0.001 par value; 100,000 shares authorized none issued and
  outstanding                                                                                    -                     -
  Common stock, $0.01 par value; 20,000,000 shares authorized; 9,994,561
  and 9,203,027 shares issued respectively                                                    99,945                92,030
  Additional paid-in capital                                                              29,834,005            29,534,307
  Treasury Stock 271,320 and 263,492 shares of common stock, respectively, at cost        (1,071,406)           (1,065,996)
  Note receivable                                                                           (105,000)             (105,000)
  Accumulated deficit                                                                    (29,482,546)          (20,744,272)
                                                                                     --------------------   ------------------
              Total stockholders' equity (deficit)                                          (725,002)            7,711,069
                                                                                     --------------------   ------------------
              Total liabilities and stockholders' equity (deficit)                    $   28,128,229         $  37,172,513
                                                                                     ====================   ==================



  The accompanying notes are an integral part of these consolidated financial statements.

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                 For the Three Months Ended          For the Nine Months Ended
                                                                           March 31,                          March 31,
                                                                     2003             2002             2003               2002
                                                               --------------   --------------    --------------    --------------
REVENUES:
  Financial planning services                                  $  12,005,985    $  15,282,971     $  41,172,700     $  45,737,036
  Tax preparation fees                                             3,728,017        4,245,821         4,705,114         5,304,355
  e1040.com                                                              -             29,473               -              53,445
  Direct mail services                                                   -                  -               -             505,407
                                                               --------------   --------------    --------------    --------------
              Total revenues                                      15,734,002       19,558,265        45,877,814        51,600,243
                                                               --------------   --------------    --------------    --------------

OPERATING EXPENSES:
  Salaries and commissions                                        11,813,339       16,602,737        38,073,775        45,733,432
  General and administrative                                       1,977,664        3,225,372         6,446,888         7,619,144
  Advertising                                                        397,152          508,186           456,023         1,299,678
  Brokerage fees & licenses                                          215,181          366,111         1,104,579         1,266,400
  Rent                                                               710,858          888,584         2,400,804         2,696,886
  Depreciation and amortization                                      557,183        1,010,841         1,580,215         2,412,914
  Loss on sale of equipment                                              -                -              85,325               -
  Goodwill impairment loss                                                            133,750                             133,750
                                                               --------------   --------------    --------------    --------------
              Total operating expenses                            15,671,377       22,735,581        50,147,609        61,162,204
                                                               --------------   --------------    --------------    --------------

Income (loss) from operations                                         62,625       (3,177,316)       (4,269,795)       (9,561,961)

OTHER INCOME (EXPENSE):
  Interest and investment income                                      66,860          127,038            71,449           292,912
  Interest expense                                                  (344,704)        (434,086)       (1,546,997)       (1,413,945)
  Other income (expense)                                                 -             12,212               -              80,959
                                                               --------------   --------------    --------------    --------------
              Total other income (expense)                          (277,844)        (294,836)       (1,475,548)       (1,040,074)
                                                               --------------   --------------    --------------    --------------

Loss before provision (benefit) for income taxes                    (215,219)      (3,472,153)       (5,745,343)      (10,602,034)

Provision (benefit) for income taxes                                  15,000          305,865            66,500        (3,472,135)
                                                               --------------   --------------    --------------    --------------
              Total loss from continuing operations                 (230,219)      (3,778,018)       (5,811,843)       (7,129,899)
                                                               ==============   ==============    ==============    ==============

DISCONTINUED OPERATIONS:
  Income (loss) from operations of discontinued operations          (235,104)       3,036,302        (1,376,789)        3,254,300
  Income (loss) on sales of discontinued operations                1,137,048              -          (1,543,142)
  Provision for income taxes                                             -          1,034,200             6,500         1,064,465
                                                               --------------   --------------    --------------    --------------
              Total income (loss) from discontinued operations       901,944        2,002,102        (2,926,431)        2,189,835
                                                               --------------   --------------    --------------    --------------

                                                               --------------   --------------    --------------    --------------
              Net income (loss)                                      671,725       (1,775,916)       (8,738,274)       (4,940,064)
                                                               ==============   ==============    ==============    ==============

Basic and diluted per share data:
  Loss from continuing operations                              $       (0.02)   $       (0.43)    $       (0.62)    $       (0.83)
  Gain (loss) from discontinued operations                              0.09             0.23             (0.31)             0.25
                                                               ==============   ==============    ==============    ==============
              Net income (loss) per share, basic and diluted            0.07            (0.20)            (0.93)            (0.58)
                                                               ==============   ==============    ==============    ==============
Weighted average shares, basic and diluted                         9,666,747        8,767,965         9,338,851         8,572,640
                                                               ==============   ==============    ==============    ==============





  The accompanying notes are an integral part of these consolidated financial statements.

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                                           For the nine months ended
                                                                                    March 31,
                                                                            2003               2002
                                                                      --------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $  (8,738,274)     $  (4,940,064)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                         2,221,975          2,801,382
    Gain on sale of mailing service business                                                  (194,434)
    Loss (gain) on sale of discontinued operations                        1,543,142
    Amortization of debt discount                                               -              325,661
    Issuance of common stock for debt default penalties
      and interest                                                          301,000                -
    Provision (benefit) for income taxes                                        -           (3,472,135)
    Loss (Gain) on sale of property and equipment                            85,325            (23,581)
    Unrealized losses on securities held for trading                         34,732                -
    Amortization of deferred and other compensation expense                     -              148,976
    Income recognized from joint ventures, net                              (66,747)               -
    Bad debt expense                                                          5,000            200,000
    Goodwill imp airment loss                                                   -              133,750
    Loss on asset repurchase agreement                                          -              188,221
Changes in assets and liabilities:
    Accounts receivable, net                                              1,216,131         (2,008,999)
    Prepaid and other current assets                                       (277,987)            40,176
    Receivables from officers, stockholders and employees                   306,964            (32,721)
    Increase in other assets                                                 84,970           (536,685)
    Accounts payable and accrued expenses                                 1,952,992          2,020,637
    Income taxes receivable (payable)                                       683,078          1,080,890
    Increase in other liabilities                                            11,000                -
    Marketable securities                                                   330,022             30,246
    Increase in deferred tax asset                                              -              (75,065)
                                                                      --------------     ---------------
NET CASH USED IN OPERATING ACTIVITIES                                      (306,677)        (4,313,745)
                                                                      --------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                   (120,951)          (801,553)
    Cash paid for acquisitions, net of cash acquired                       (150,187)          (226,250)
    Cash paid for sale of business                                          (25,000)               -
    Proceeds from sale of discontinued operatons                          1,011,630            347,000
    Proceeds from joint venture distributions                                90,000                -
    Proceeds from sale of property and equipment                             14,000            106,370
    Proceeds on asset purchase agreement                                        -              342,580
                                                                      --------------     ---------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         819,492           (231,853)
                                                                      --------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Acquisition of treasury stock                                            (5,410)           (90,682)
    Proceeds from bank and other loans                                      704,544          9,427,046
    Payments of bank and capital lease obligations                       (2,041,060)        (7,080,414)
    Reissuance of treasury stock                                                -              283,005
    Net proceeds from the issuance of common stock and                          -                  -
    exercise of common stock options and warrants                               -                9,625
                                                                      --------------     ---------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                      (1,341,926)         2,548,580
                                                                      --------------     ---------------
  Net decrease in cash                                                     (829,111)        (1,997,018)
  Cash and cash equivalents at beginning of period                        2,223,806          5,413,674
                                                                      --------------     ---------------
  Cash and cash equivalents at end of period                          $   1,394,695      $   3,416,656
                                                                      ==============     ===============


  The accompanying notes are an integral part of these consolidated financial statements.

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                    UNAUDITED

                                                                         For the nine months ended
                                                                                 March 31,
                                                                          2003              2002
                                                                       -----------     -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
  Interest                                                             $  433,165      $  1,130,669
                                                                       ===========     =============
  Income taxes                                                         $      -        $    146,165
                                                                       ===========     =============

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
  Re-issuance of treasury stock at fair value                                 -             119,831
  Common stock and options issued in connection with
  business combinations                                                     6,613           936,464
  Issuance of common stock for debt default penalties and interest        301,000             -
  Equipment acquired under capital leases                                  70,860           325,795
  Issuance of common stock upon loan obligation                               -             300,000

 Details of business combinations:
  Fair value of assets acquired                                        $      -        $  1,456,750
    Less: Liabilities assumed                                                 -            (306,927)
    Less: Stock issued                                                        -            (933,573)
                                                                       -----------     -------------
  Cash paid for acquisitions                                           $      -        $    216,250
                                                                       ===========     =============



  The accompanying notes are an integral part of these consolidated financial statements.

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)

                                                                                                                        Total
                                Common Stock   Additional Paid-In  Accumulated     Treasury Stock          Note      Stockholders'
                                                                                                                        Equity
                               Shares   Amount     Capital           Deficit     Shares      Amount     Receivable     (Deficit)
                             ------------------- ------------    -------------  ---------  -----------  -----------  --------------
Balance at July 1, 2002      9,203,027  $92,030  $29,534,307     $(20,744,272)   263,492  $(1,065,996)  $(105,000)   $ 7,711,069

Net loss                             -        -            -       (8,738,274)         -            -           -     (8,738,274)

Purchase of treasury stock           -        -            -                -      7,828       (5,410)          -         (5,410)

Issuance of stock in
connection with earnout
agreement                       16,534      165        6,448                -          -            -           -          6,613

Issuance of stock in
connection with default
on note payable                775,000    7,750      293,250                -          -            -           -        301,000
                             ---------- -------- ------------    -------------  ---------  -----------  -----------  --------------
Balance at
March 31, 2003               9,994,561  $99,945  $29,834,005     $(29,482,546)   271,320  $(1,071,406)  $(105,000)   $  (725,002)
                             ========== ======== ============    =============  ========= ============  ===========  ==============



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

As of June 30, 2002, the Company expanded it role in the fixed income marketplace. The Company may, from time to time, hold inventory positions in bonds.

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

(b) Basis of Presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated balance sheets as of March 31, 2003 and June 30, 2002, the consolidated statements of operations for the three and nine months ended March 31, 2003 and 2002, the consolidated statements of cash flows for the nine months ended March 31, 2003 and 2002 and the consolidated statement of stockholders equity for the nine months ended March 31, 2003 are unaudited. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three and nine months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for any other interim period or any future year. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

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

Income tax recognition of deferred tax items

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Significant management judgment is required in determining our deferred tax assets and liabilities. Management makes an assessment of the likelihood that our deferred tax assets will be recovered from future taxable income, and to an amount that it believes is more likely than not to be realized. As of March 31, 2003 and June 30, 2002 management has recorded a full valuation allowance against the net deferred tax asset.

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

Net Income (Loss) Per Share

In accordance with SFAS No. 128, "Earnings per Share", basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during each period. Diluted net income (loss) per share gives effect to all potentially dilutive securities that were outstanding during each period. For the three and nine months ended March 31, 2003 and

2002, outstanding options and warrants of 3,431,595 million and 5,244,594 million, respectively, to purchase shares of common stock were not included in the computation of diluted net income (loss) per share because to do so would have an antidilutive effect for the periods presented.

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

(d) Liquidity and cash flow

The Company's March 31, 2003 consolidated financial statements were prepared assuming the Company will continue as a going concern. The Company had suffered losses from operations that raised substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern and its future success is dependent upon its ability to reduce costs, generate revenues and, if required, obtain financing in the near term to: (1) satisfy its current obligations and commitments, and (2) continue its growth.

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

         In addition to the Pinnacle transaction, the Company completed the sale/close of 11 additional offices from July 1st, 2002 through March 31st, 2003. The aggregate sales price for the 11 offices was $1,363,158 consisting of $417,455 cash and $945,703 in promissory notes due the Company. Due to uncertainties associated with the payment of these promissory notes management has reserved $815,703 of the balance due.

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

2.   RECLASSIFICATION FOR DISCONTINUED OPERATIONS

During the nine months ended March 31, 2003, the Company sold forty seven of its offices. In accordance with SFAS 144 assets and liabilities associated with these offices have been reclassified are included on the accompanying balance sheets as assets and liabilities held for sale, and the results of these operations have been reclassified and are separately presented for all reporting periods as discontinued operations in the accompanying statements of operations.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS 146 and EITF 94-3 relates to the timing of liability recognition. Under SFAS 146, a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 had no immediate impact and is not expected to have a material impact on the Company's financial position or results of operations.

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", ("SFAS 148"), was issued, amending SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 148 provides two additional alternative transition methods for recognizing an entity's voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 so that entities will have to (1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. (See Note 8). SFAS 148's transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002; earlier application is permitted. Management is assessing the effects, if any, of SFAS 148 on the financial statements of the Company.

In November 2002, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. At March 31, 2003, the Company has certain guarantees related to operating leases which have been included in the Company's operating lease commitments included in Management's Discussion and Analysis. Management is currently evaluating the effect FIN 45 may have on the Company's financial statements as a result of the sale of offices to Pinnacle, which included the assumption by Pinnacle of certain leases of such offices, on November 26, 2002, as it relates to note 5.

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

During the quarter ended December 31st, 2002, the Company recognized a $1,509,229 loss on the sale of these offices. This loss consists of the sale of assets net of liabilities assumed, totaling $1,685,343, less cash received of $176,114.

During the quarter ended March 31st, 2003, the Company recognized a $1,159,229 gain on the sale of these offices. This gain consists of the write-off of a note payable ($700,000) and related accrued interest ($144,443) totaling $844,443 and cash received of $314,786. The note and related accrued interest were payable to Mr. Povinelli and were written off as a result of Pinnacle's default under the Initial Note. Mr. Povinelli personally guaranteed the Initial Note and the Company's management believes it can offset unpaid amounts due the Company from Pinnacle with amounts payable by the Company to Mr. Povinelli.

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

The Company believes that its litigation against Pinnacle will be successful, but there is no assurance that all amounts owed by Pinnacle to the Company will be collected. Aggregate operating lease commitment amounts with respect to the equipment subleases and rent leases assigned to Pinnacle in November 2002 are $1,470,937, $1,353,397, $955,183, $496,185, $377,902, and $611,560 for the
Fiscal years ending March 31, 2003, 2004, 2005, 2006, 2007, and thereafter. (See Contractual Obligation and Commercial Commitments schedule). The Company will remain liable to landlords for all of the leases assigned to Pinnacle and will have to pay the rent for the offices if Pinnacle does not pay.

OTHER SALES OF ASSETS

During the nine months ended March 31st, 2003 the Company sold/closed 11 of its offices. The aggregate sales price for the 11 offices was $1,363,158 consisting of $417,455 cash and $945,703 in promissory notes due the Company. Due to uncertainties associated with the payment of these promissory notes management has reserved $815,703 of the balance due. Three offices were sold/closed during the quarter ended September 30th, 2003 ("Q1 offices"), three offices were sold during the quarter ended December 31st, 2002 ("Q2 offices") and five offices were sold during the quarter ended March 31st, 2003 ("Q3 offices").

The Q1 offices were sold/closed for an aggregate price of $120,000 which was paid in full during the first quarter. The Company recognized a $520,080 loss on the sale of these offices. The $520,080 loss consists of the sale of assets net of liabilities assumed, totaling $640,080, less cash received of $120,000.

The Q2 offices were sold for an aggregate purchase price equal to 75% of 2003 gross tax revenue payable after the 2003 tax season. The Company received a down payment of $12,000. Due to uncertainties associated with the calculation of the full amount due, management has elected to fully reserve the balance due. The Company recognized a $305,919 loss on the sale of these offices. The $305,919 loss consists of the sale of assets net of liabilities assumed, totaling $317,919, less cash received of $12,000.

The Q3 offices were sold for an aggregate purchase price of $1,231,158 consisting of $285,455 cash and $945,703 in promissory notes due the Company. Due to uncertainties associated with the payment of these promissory notes management has reserved $815,703 of the balance due. The Company recognized an $85,522 loss on the sale of these offices. The $85,522 loss consists of the sale of assets net of liabilities assumed, totaling $329,933, less cash received of $285,455, less a promissory note received of $130,000.

6.    DISCONTINUED OPERATIONS

The assets and liabilities attributable to the sale of offices, which have been classified in the consolidated balance sheets as assets and liabilities held for sale, consist of the following:

                                                      March 31, 2003  June 30, 2002
                                                      --------------  -------------
Accounts receivable, net                               $    20,969     $ 1,832,489
Other current assets                                           -           408,084
Property and equipment, net                                 81,242         851,653
Other long-term assets                                         -            59,529
Intangible assets, net                                         -         1,584,620
                                                      --------------  -------------
              Total assets held for sale               $   102,211     $ 4,736,375
                                                      --------------  -------------

Accounts payable and accrued expenses                      846,457       1,692,335
Other current liabilities                                  850,000       1,715,000
                                                      --------------  -------------
              Total liabilities held for sale          $ 1,696,457     $ 3,407,335
                                                      --------------  -------------

Approximate direct operating revenues and operating expenses of the Pinnacle Purchased Offices and Other Purchased Offices included on the accompanying statements of operations for the three and nine months ended March 31, 2003 and 2002 were as follows:

                                               For the three months ended March 31   For the nine months ended March 31
                                                       2003           2002                  2003            2002
                                                   -----------    -----------          -------------     -----------
Revenues:
  Financial planning services                      $  337,264     $ 3,776,750          $  3,949,027      $ 11,167,212
  Tax preparation fees                                  9,558       5,527,296               891,193         7,247,856
  E1040.com                                                -               -                     -                 -
  Direct mail services                                     -               -                     -
                                                   -----------    -----------          -------------     ------------
              Total revenue                           346,822       9,304,046             4,840,220        18,415,068
                                                   -----------    -----------          -------------     ------------

Operating Expenses:
  Salaries and commissions                         $  355,107     $ 4,493,017          $  4,603,890      $ 11,096,026
  General and administrative                          112,848         616,787               494,214         1,387,976
  Advertising                                          27,109         382,501                45,697           517,379
  Rent                                                 86,862         619,118               915,902         1,751,782
  Depreciation and amortization                            -          137,181               157,306           388,465
  Goodwill and intangible assets impairment loss           -               -                     -                 -
                                                   -----------    -----------          -------------     ------------
              Total operating expenses                581,926       6,248,604             6,217,009        15,141,628
                                                   -----------    -----------          -------------     ------------

Income (loss) from operations                      $ (235,104)    $ 3,055,442          $ (1,376,789)     $  3,273,440
                                                   -----------    -----------          -------------     ------------
Other income (expense)                             $       -      $   (19,140)         $         -       $    (19,140)
                                                   -----------    -----------          -------------     ------------
Net Income (Loss)                                  $ (235,104)    $ 3,036,302          $ (1,376,789)     $  3,254,300
                                                   ===========    ===========          =============     ============

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

Travelers

The Company's credit facility with Travelers closed on November 1, 2000. It was a $5 million debt financing. As part of the debt facility financing with Travelers, the Company issued warrants to purchase 725,000 shares of the Company's common stock. Of this amount, 425,000 warrants were issued to purchase at $4.23 per share, representing the average closing price for 20 days before the effective date. The 425,000 warrants were exercisable before May 2, 2003.
As of May 2003, the warrants were not exercised and subsequently expired. The remaining warrants to purchase 300,000 shares of the Company's common stock were awarded on February 28, 2002 with a strike price of $2.43 and will expire on October 31, 2005. The value as determined by an external appraisal of these warrants issued on February 28, 2002, was set at $300,000. The warrant valuations were treated as a debt discount and are being amortized over the five-year term of the Debt Facility under the effective interest rate method. The amortization of the debt discount for the Fiscal years ended June 30, 2002 and June 30, 2001, was approximately $256,600 and $166,000, respectively. At March 31, 2003 and June 30, 2002, the term loan had an outstanding principle balance of $4.29 and $4.07 million, respectively.

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

8.  STOCK - BASED COMPENSATION

The Company has established various stock - based compensation plans for its officers, directors, key employees and consultants. See Fiscal year ended June 30, 2002 Annual Report on form 10-K for description of the Company's stock-based compensation plans.

Stock option activity during the nine months ended March 31, 2003 was as follows:

                                                      UNAUDITED
                                              --------------------------
Outstanding June 30, 2002                             4,819,594
     Grants                                             70,000
     Cancels                                         (2,182,999)
     Exercises                                                -
                                              --------------------------
Outstanding - March 31, 2003                          2,706,595
                                              --------------------------
Exercisable - March 31, 2003                          2,284,845
                                              --------------------------

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

                                                   Nine Months Ended March 31,
                                               ---------------     -------------
                                                     2003              2002
                                               ---------------     -------------
          Net loss:
               As reported                     $ (8,738,274)      $ (4,940,064)
               Pro forma                         (8,775,130)      $ (6,454,726)
          Basic and diluted net loss per share:
               As reported                     $      (0.93)      $      (0.58)
               Pro forma                       $      (0.94)      $      (0.75)

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

                                         Quarter Ended March 31,              Nine Months Ended March 31,
                                          2003            2002                  2003              2002
                                     --------------   ------------        --------------      -------------
REVENUES:
Company Tax Offices
Tax Preparation Business             $  3,728,017     $  4,245,821        $   4,705,114       $   5,304,355
Financial Planning Business             4,405,196        5,650,902           12,523,525          18,403,372
                                     --------------   ------------        --------------      -------------
Total Company Tax Offices               8,133,213        9,896,723           17,228,639          23,707,727
Broker Dealer Operations               11,711,826       19,263,914           42,391,149          46,207,234
Direct mail services                            -                -                    -             505,407
e1040.com                                       -           29,473                    -              53,445
Intercompany revenue                   (4,111,037)      (9,631,845)         (13,741,974)        (18,873,570)
                                     --------------   ------------        --------------      -------------
   Total revenue                     $ 15,734,002     $ 19,558,265        $  45,877,814       $  51,600,243
                                     --------------   ------------        --------------      -------------

INCOME (LOSS) FROM OPERATIONS:
Company Tax Offices                  $    325,353     $ (1,410,074)       $  (4,561,096)      $  (7,028,245)
Broker Dealer Operations                 (262,597)      (1,260,336)             291,581          (1,047,643)
Direct mail services                            -          (12,921)                   -            (424,171)
e1040.com                                    (131)        (493,985)                (280)         (1,061,902)
                                     --------------   ------------        --------------      -------------
   Total income (loss) from
   operations                        $     62,625     $ (3,177,316)       $  (4,269,795)      $  (9,561,961)
                                     --------------   ------------        --------------      -------------

DEPRECIATION AND AMORTIZATION:
Company Tax Offices                  $    221,826     $    456,366        $     803,610       $   1,230,059
Broker Dealer Operations                  335,357          230,627              776,605             672,685
Direct mail services                            -                -                    -              13,496
e1040.com                                       -          323,848                    -             496,674
                                     --------------   ------------        --------------      -------------
   Total depreciation and
   amortization                      $    557,183     $  1,010,841        $   1,580,215       $   2,412,914
                                     --------------   ------------        --------------      -------------

INTEREST EXPENSE:
Company Tax Offices                  $   (335,061)    $   (250,250)       $  (1,485,382)      $    (872,868)
Broker Dealer Operations                   (9,643)         (14,407)             (61,615)            (42,974)
e1040.com                                       -         (169,429)               -                (498,103)
                                     --------------   ------------        --------------      -------------
   Total interest expense            $   (344,704)    $   (434,086)       $  (1,546,997)      $  (1,413,945)
                                     --------------   ------------        --------------      -------------

INTEREST AND INVESTMENT INCOME:
Company Tax Offices                  $     66,788     $     61,187        $      71,055       $     109,548
Broker Dealer Operations                       72           65,851                  394             183,364
e1040.com                                       -                -                    -                   -
                                     --------------   ------------        --------------      -------------
   Total interest income             $     66,860     $    127,038        $      71,449       $     292,912
                                     --------------   ------------        --------------      -------------

OTHER INCOME (EXPENSES):
Company Tax Offices                  $          -     $     (8,127)       $           -       $    (144,438)
Broker Dealer Operations                        -                -                    -                   -
Direct mail services                            -           20,339                    -             225,073
e1040.com                                       -                -                    -                 324
                                     --------------   ------------        --------------      -------------
   Total other income (expenses)     $          -     $     12,212        $           -       $      80,959
                                     --------------   ------------        --------------      -------------

INCOME (LOSS) BEFORE TAXES:
Company Tax Offices                  $     57,080     $ (1,607,266)       $  (5,975,423)      $  (8,334,193)
Broker Dealer Operations                 (272,168)      (1,208,890)             230,360            (907,253)
Direct mail services                            -            7,418                    -             199,095
e1040.com                                    (131)        (663,415)                (280)         (1,559,683)
                                     --------------   ------------        --------------      -------------
   Total loss before taxes           $   (215,219)    $ (3,472,153)       $  (5,745,343)      $ (10,602,034)
                                     --------------   ------------        --------------      -------------

                                         Quarter Ended March 31,              Nine Months Ended March 31,
                                          2003            2002                  2003              2002
                                     --------------   --------------      --------------      -------------
IDENTIFIABLE ASSETS:
Company Tax Offices                  $  34,140,563    $  49,307,699       $  34,140,563       $  49,307,699
Broker Dealer Operations                21,209,863       21,420,549          21,209,863          21,420,549
Intercompany elimination               (27,222,197)     (19,219,799)        (27,222,197)        (19,219,799)
                                     --------------   --------------      --------------      -------------
  Total identifiable assets          $  28,128,229    $  51,508,449       $  28,128,229       $  51,508,449
                                     --------------   --------------      --------------      -------------

CAPITAL EXPENDITURES:
Company Tax Offices                  $           -    $    6,575          $           -       $     541,571
Broker Dealer Operations                    36,491       160,121                120,951             259,982
e1040.com                                        -             -                      -                   -
                                     --------------   --------------      --------------      -------------
   Total capital expenditures        $      36,491    $  166,696          $     120,951       $     801,553
                                     --------------   --------------      --------------      -------------

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

During the first nine months of Fiscal 2003, approximately 10.3% of the Company's revenues were earned from tax preparation services and 89.7% were earned from all financial planning and related services.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

The Company's revenues for the three months ended March 31, 2003 were $15,734,002 compared to $19,558,265 for the three months ended March 31, 2002, a decrease of $3,824,263 or 20%. Of the total decrease, $3,276,986 was attributable to a reduction in the Company's financial planning business, $517,804 was attributable to a reduction in the Company's tax preparation fees and $29,473 was attributable to a reduction in e1040.com revenue.

The general economic weakness as well as the slowdown in the financial services sector, in which the Company operates, is a major contributor to the decline in revenues.

The Company's total revenues for the three months ended March 31, 2003 consisted of $12,005,985 for financial planning services and $3,728,017 for tax preparation fees. Financial planning services represented 76.3% and tax preparation fees represented 23.7% of the Company's total revenues during the three months ended March 31, 2003. The Company's total revenues for the three months ended March 31, 2002 consisted of $15,282,971 for financial planning services, $4,245,821 for tax preparation fees and $29,473 for e1040.com. Financial planning services represented 78.1%, tax preparation fees represented 21.7% and e1040.com represented 0.2% of the Company's total revenues during the three months ended March 31, 2002.

The Company's operating expenses for the three months ended March 31, 2003 were $15,671,377 or 99.6% of revenues, a decrease of $7,064,204 or 31.1%, compared to $22,735,581 or 116.2% of revenues for the three months ended March 31, 2002. The decrease in operating expenses was attributable to decreases in salaries and commissions of $4,789,398, general and administrative expenses of $1,247,708, advertising expense of $111,034, brokerage fees and licenses of $150,930, rent expense of $177,726, depreciation and amortization of $453,658 and impairment losses of $133,750.

Salaries and commissions decreased $4,789,398 or 28.9% in the three months ended March 31, 2003 to $11,813,339 from $16,602,737 during the three months ended March 31, 2002. This decrease is primarily attributable to lower financial planning commission expense and tax preparation commission expense associated with lower financial planning revenue and lower tax preparation revenue and decreases in personnel and related costs associated with corporate overhead.

General and administrative expenses decreased $1,247,708 or 38.7% in the three months ended March 31, 2003 to $1,977,664 from $3,225,372 during the three months ended March 31, 2002. This decrease is primarily attributable to decreases in professional fees, financial planner bad debt expense, general office and operating expenses associated with field offices and a gain realized upon the favorable settlement of a vendor payable, partially offset by an increased legal accrual.

Advertising expenses decreased $111,034 or 21.9% in the three months ended March 31, 2003 to $397,152 from $508,186 during the three months ended March 31, 2002. This decrease is primarily attributable to reductions in direct mail costs as a result of the Company's evaluation of the effectiveness of its direct response advertising.

Brokerage fees and licenses expenses decreased $150,930 or 41.2% in the three months ended March 31, 2003 to $215,181 from $366,111 during the three months ended March 31, 2002. This decrease is primarily attributable to a decrease of clearing fees as a result of lower financial planning revenues and lower brokerage licenses as a result of lower planner headcount.

Rent expense decreased $177,726 or 20.0% in the three months ended March 31, 2003 to $710,858 from $888,584 during the three months ended March 31, 2002. This decrease is primarily attributed to the consolidation of corporate overhead facilitates and the termination of leases associated with closed or merged offices.

Depreciation and amortization expense decreased $453,658 or 44.9% in the three months ended March 31, 2003 to $557,183 from $1,010,841 during the three months ended March 31, 2002. This decrease is primarily attributable to lower fixed assets and intangible balances as a result of reduced capital spending, the sale of equipment and impairment losses.

Losses attributable to impairment decreased $133,750 to $0 during the three months ended March 31, 2003 from $133,750 during the three months ended March 31, 2002.

The Company's income from operations for the three months ended March 31, 2003 was $62,625 as compared to a loss of $3,177,316 for the three months ended March 31, 2002, an increase of $ 3,239,942 or 102.0%. This decrease in loss was attributable to the net reduction in operating expenses highlighted above partially offset by the reduction in revenues described above.

The Company's loss before the provision or benefit of income taxes for the three months ended March 31, 2003 was $215,219 compared to $3,472,153 for the three months ended March 31, 2002. This decrease in loss of $3,256,934 or 93.8% was attributed to the net decrease in loss from operations of $3,239,941 highlighted above and by a net decrease in other expenses, net, of $16,992. The net decrease in other expenses, net, includes a decrease in interest expense of $89,382 offset by a decrease in interest and investment income of $60,178. The decrease in interest expense is primarily attributable to reductions in debt and debt discount amortization. The decrease in interest and investment income is primarily attributable to lower earnings from the Company's joint ventures accounted for under the equity method.

The Company's loss after income tax provision from continuing operations for the three months ended March 31, 2003 was $230,219 compared to $3,778,018 for the three months ended March 31, 2002. This decreased loss of $3,547,799 or 93.9% was attributable to a decrease in the income tax provision of $290,865 and the changes in the revenues and expenses highlighted above.

The Company had income from discontinued operations for the three months ended March 31, 2003 of $901,944 compared to $2,002,102 for the three months ended March 31, 2002. For the nine months ended March 31, 2003 the loss was $2,926,431 compared to a gain of $2,189,835 for the nine months ended March 31, 2002. In the three months ended March 31, 2003, the Company realized a gain of $1,159,229 from the Pinnacle sale, which includes a release of two notes payable totalling $700,000 and accrued interest of $144,443, from Thomas Povinelli, which is being credited against the current amount due from Pinnacle under the Asset Purchase Agreement.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2002

The Company's revenues for the nine months ended March 31, 2003 were $45,877,814 compared to $51,600,243 for the nine months ended March 31, 2002, a decrease of $5,722,429 or 11.1%. Of the total decrease, $4,564,336 was attributable to a reduction in the Company's financial planning business, $599,241 was attributable to a reduction in the Company's tax preparation fees, $53,445 was attributable to a reduction in e1040.com revenue and $505,407 was attributable to a reduction in Direct mail services.

The Company's total revenues for the nine months ended March 31, 2003 consisted of $41,172,700 for financial planning services and $4,705,114 for tax preparation fees. Financial planning services represented 89.7% and tax preparation fees represented 10.3% of the Company's total revenues during the nine months ended March 31, 2003. The Company's total revenues for the nine months ended March 31, 2002 consisted of $45,737,036 for financial planning services, $5,304,355 for tax preparation fees and $53,445 for e1040.com and $505,407 for Direct mail services. Financial planning services represented 88.6%, tax preparation fees represented 10.3% and e1040.com represented 0.1% and Direct mail services represented 1.0% of the Company's total revenues during the nine months ended March 31, 2002.

The Company's operating expenses for the nine months ended March 31, 2003 were $50,147,609 or 109.3% of revenues, a decrease of $11,014,595 or 18.0%, compared to $61,162,204 or 118.5% of revenues for the nine months ended March 31, 2002. The decrease in operating expenses was attributable to decreases in salaries and commissions of $7,659,657, general and administrative expenses of $1,172,256, advertising expense of $843,655, brokerage fees and licenses of $161,821, rent expense of $296,082, depreciation and amortization of $832,699 and impairment losses of $133,750, offset partially by an increase in loss on sale of equipment of $85,325.

Salaries and commissions decreased $7,659,657 or 16.7% in the nine months ended March 31, 2003 to $38,073,775 from $45,733,432 during the nine months ended March 31, 2002. This decrease is primarily attributable to lower financial planning commission expense and tax preparation commission expense associated with lower financial planning revenue and lower tax preparation revenue and decreases in personnel and related costs associated with corporate overhead.

General and administrative expenses decreased $1,172,256 or 15.4% in the nine months ended March 31, 2003 to $6,446,888 from $7,619,144 during the nine months ended March 31, 2002. This decrease is primarily attributable to decreases in, planner bad debt expense, general office and operating expenses associated with field offices and a gain realized upon the favorable settlement of vendor payable, offset slightly by an increase in professional fees.

Advertising expenses decreased $843,655 or 64.9% in the nine months ended March 31, 2003 to $456,023 from $1,299,678 during the nine months ended March 31, 2002. This decrease is primarily attributable to reductions in direct mail costs as a result of the Company's evaluation of the effectiveness of its direct response advertising.

Brokerage fees and licenses expenses decreased $161,821 or 12.8% in the nine months ended March 31, 2003 to $1,104,579 from $1,266,400 during the nine months ended March 31, 2002. This decrease is primarily attributable to a decrease of clearing fees as a result of lower financial planning revenues and lower brokerage licenses as a result of lower planner headcount.

Rent expense decreased $296,082 or 11.0% in the nine months ended March 31, 2003 to $2,400,804 from $2,696,886 during the nine months ended March 31, 2002. This decrease is primarily attributed to the consolidation of corporate overhead facilitates and the termination of leases associated with closed or merged offices.

Depreciation and amortization expense decreased $832,699 or 34.5% in the nine months ended March 31, 2003 to $1,580,215 from $2,412,914 during the nine months ended March 31, 2002. This decrease is primarily attributable to lower fixed assets and intangible balances as a result of reduced capital spending, the sale of equipment and impairment losses.

Losses attributable to impairment losses decreased $133,750 to $0 during the nine months ended March 31, 2003 from $133,750 during the nine months ended March 31, 2002, offset by an increase in loss on sale of equipment of $85,325.

The Company's loss from operations for the nine months ended March 31, 2003 was $4,269,795 as compared to a loss of $9,561,961 for the nine months ended March 31, 2002, a decrease of $5,292,166 or 55.4%. This decrease in loss was attributable to the net reduction in operating expenses described above, partially offset by the reduction of revenues.

The Company's loss before the provision or benefit of income taxes for the nine months ended March 31, 2003 was $5,745,343 compared to $10,602,034 for the nine months ended March 31, 2002. This decrease in loss of $4,856,691 or 45.8% was attributed to the net increase in loss from operations of $5,292,166 highlighted above and by a net increase in other expenses, net, of $435,474. The net increase in other expenses, net, includes an increase in interest expense of $133,052 a decrease in interest and investment income of $221,463, and a decreases of $80,959 in other income expense. The increase in interest expense is primarily attributable to the issuance of common stock to satisfy certain obligations under the Rappaport loan agreement (See Note 7). The decrease in interest and investment income is primarily attributable to lower earnings from the Company's joint ventures accounted for under the equity method.

The Company's loss after income tax provision from continuing operations for the nine months ended March 31, 2003 was $5,811,843 compared to $7,129,899 for the nine months ended March 31, 2002. This decreased loss of $1,318,056 or 18.5% was attributable to the decrease of income tax benefit of $3,538,635 offset by the changes in the revenues and expenses highlighted above. The decrease in income tax benefit is attributable to a full valuation allowance on the Company's current and deferred tax assets at March 31, 2003 compared to a valuation allowance of zero on the Company's current and deferred tax assets at March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company' revenues have been partly seasonal and are expected to continue to be somewhat seasonal. As a result, the Company must generate sufficient cash during the tax season, in addition to its available bank credit, to fund any operating cash flow deficits in the first half of the following fiscal year. Operations during the non-tax season are primarily focused on financial planning services along with some on going accounting and corporate tax revenue. Since its inception, the Company has utilized funds from operations, proceeds from its initial public offering and bank borrowings to support operations, finance working capital requirements and complete acquisitions. As of March 31, 2003 and June 30, 2002 the company had $1.4 and $2.2 million in cash and cash equivalents and $1.4 and $1.8 million in marketable securities, respectively. PCS and North Ridge are subject to the SEC's Uniform Net Capital Rule 15c 3-1 (PCS) and 15c 3-3 (North Ridge), which require the maintenance of minimum regulatory net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed the greater of 15 to 1 or $100,000 and $25,000, respectively.

For PCS, the minimum required regulatory net capital was $165,786 and had excess net capital of $392,706.

For North Ridge, the minimum required regulatory net capital was $30,049 and had excess net capital of $43,074.

In August 2002, the Company entered into an agreement granting an option to a group of current management, led by Thomas Povinelli, the Company's former Chief Executive Officer and David Puyear, the Company's former Chief Financial Officer, to leave the Company along with employees who wish to join them. Under the terms of this agreement, Messrs. Povinelli and Puyear could purchase a portion of the Company's offices and the tax and financial planning revenue associated with such offices. On November 26, 2002 the Company executed an asset purchase agreement (the "Purchase Agreement") with Pinnacle Taxx Advisors LLC ("Pinnacle") dated as of September 1, 2002, whereby Pinnacle, an entity controlled by Thomas Povinelli and David Puyear, purchased certain assets of the Company. The Company sold to Pinnacle 47 offices ("Purchased Offices") and all tangible and intangible assets which are associated with the operations of the offices. As part of the sale all employees of the Purchased Offices were terminated by the Company as of November 15, 2002 and were hired by Pinnacle. The net purchase price payable by Pinnacle is $4,745,463. (See Note 5.)

In addition to the Pinnacle transaction, the Company completed the sale/closure of 11 additional offices from July 1st, 2002 through March 31st, 2003. The aggregate sales price for the 11 offices was $1,333,158 consisting of $387,455 cash and $945,703 in promissory notes due the Company. Due to uncertainties associated with the payment of these promissory notes management has reserved $815,703 of the balance due.

The Company's cash flows used in operating activities totaled $306,677 and $4,313,746 for the nine months ended March 31, 2003 and 2002, respectively. The decrease of $4,007,069 in cash used is due to the implementation of management plans to reduce operating costs, the disposal of certain offices, and improved collections of accounts receivables. These decreases in cash flow used in operating activities were offset by net payments of accounts payable and accrued expenses.

Net cash provided by investing activities totaled $819,492 for the nine months ended March 31, 2003 as compared to $231,853 of cash used for the nine months ended March 31, 2002. The decrease of $1,051,345 in cash used is primarily attributed to proceeds received on sale of discontinued operations of $1,011,630 and to the reduction of capital expenditures of $680,602. Offsetting the increase in cash provided by investing activities were the elimination of proceeds received on sale of Progressive Mailing services of $347,000 and the elimination of proceeds received on asset purchase agreement of $342,580.

Net cash used in financing activities totaled $1,341,926 for the nine months ended March 31, 2002 as compared to net cash provided by financing activities of $2,548,580 for the nine months ended March 31, 2002. The decrease in cash provided by financing activities of $3,890,506 is attributed to a decrease in proceeds from bank and other loans of $8,722,502 offset by a decrease in payouts of bank and capital lease obligations of $5,039,354.

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

Travelers

The Company's credit facility with Travelers closed on November 1, 2000. It was a $5 million debt financing. As part of the debt facility financing with Travelers, the Company issued warrants to purchase 725,000 shares of the Company's common stock. Of this amount, 425,000 warrants were issued to purchase at $4.23 per share, representing the average closing price for 20 days before the effective date. The 425,000 warrants were exercisable before May 2, 2003.
As of May 2003, the warrants were not exercised and subsequently expired. The remaining warrants to purchase 300,000 shares of the Company's common stock were awarded on February 28, 2002 with a strike price of $2.43 and will expire on October 31, 2005. The value as determined by an external appraisal of these warrants issued on February 28, 2002, was set at $300,000. The warrant valuations were treated as a debt discount and are being amortized over the five-year term of the Debt Facility under the effective interest rate method. The amortization of the debt discount for the Fiscal years ended June 30, 2002 and June 30, 2001, was approximately $256,600 and $166,000, respectively. At March 31, 2003 and June 30, 2002, the term loan had an outstanding principle balance of $4.29 and $4.07 million, respectively.

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

As discussed in the Notes to Consolidated Financial Statements included in this Form 10-Q, our recurring losses from operations and requirement for additional financing raise substantial doubt about our ability to continue as a going concern. Management and the Board of Directors are currently exploring a number of strategic alternatives and are also continuing to identify and implement internal actions to improve the Company's liquidity or financial performance. These alternatives may include selling further assets, which in any such case could result in significant changes in our business plan.

CONTRACTUAL OBLIGATION AND COMMERCIAL COMMITMENTS

The table below summarizes our contractual obligations for the five years subsequent to March 31, 2003 and thereafter. The amounts represent the maximum future cash contractual obligations.

                                                      Payment Due by Period
                                                      ---------------------

                                                                    2004           2006        After
Contractual Obligations                Total          2003         to 2005       to 2007       2007
-----------------------                -----          ----         -------       -------       ----
Debt                                 $12,877,172    12,688,289        45,320        54,423        89,140
Operating leases                      10,956,290     3,739,513     5,100,966     1,481,751       634,060
Capital leases                           730,337       399,035       306,177        25,125
                                     -----------   -----------   -----------   -----------   -----------
Total contractual cash obligations   $24,563,799   $16,826,837   $ 5,452,463   $ 1,561,299   $   723,200
                                     ===========   ===========   ===========   ===========   ===========

Subsequent to year end, the Company entered into an agreement with Pinnacle Taxx Advisors ("Pinnacle"), an entity controlled by Thomas Povinelli and David Puyear, former executive officers of the Company, whereby the Company sold to Pinnacle 47 offices ("Purchased Offices") and all tangible and intangible assets which are associated with the operations of such offices (See Note 5). In connection with the agreement all operating leases associated with the Purchased Offices were assigned to Pinnacle. Aggregate operating lease commitment amounts included in the table above with respect to the leases assigned to Pinnacle in November 2002 are $1,470,937, $1,353,397, $955,183, $496,185, $377,902, and
$611,560 for the Fiscal years ending March 31, 2003, 2004, 2005, 2006, 2007, and thereafter.

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

During the third fiscal quarter of fiscal 2003, the Company took certain steps to improve internal controls in four offices relating to disbursement authorization procedures. The affected offices represent approximately $3,000,000 in tax preparation revenue and the general and administrative disbursements in question totaled approximately $682,000.

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


                                         GILMAN + CIOCIA, INC.
                                               (Registrant)


Dated:  July 3, 2003                By:  /s/  Michael P. Ryan
                                        --------------------------------
                                              Michael P. Ryan
                                              Chief Executive Officer



Dated:  July 3, 2003                By:  /s/  Michael Mannion
                                        ---------------------------------
                                              Michael Mannion
                                              Chief Accounting Officer

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

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: July 3, 2003

                                                    /s/  Michael P. Ryan
                                               ---------------------------------
                                               Chief Executive Officer

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

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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


Date: July 3, 2003
                                                 /s/ Michael Mannion
                                               ---------------------------------
                                               Chief Accounting Officer