Form 10-K
period 2003-06-30
GILMAN & CIOCIA INC
filed 2004-01-21
CIK 914142

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934.

    FOR THE FISCAL YEAR ENDED JUNE 30, 2003 COMMISSION FILE NUMBER 000-22996

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

Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |_| No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of June 30, 2003 was $992,569 based on a sale price of $0.15.

As of January 20, 2004, 10,171,161 shares of the registrant's common equity were outstanding.

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act 12b-2) Yes |_| No |X|

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                              GILMAN + CIOCIA, INC.

                               REPORT ON FORM 10-K
                        FOR THE YEAR ENDED JUNE 30, 2003

                                TABLE OF CONTENTS

                                                   PART I

Item 1.     Description of Business...................................................................................  3
Item 2.     Properties................................................................................................  15
Item 3.     Legal Proceedings.........................................................................................  16
Item 4.     Submission of Matters to a Vote of Security Holders.......................................................  16

                                                  PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.....................................  16
Item 6.     Selected Consolidated Financial Data......................................................................  18
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.....................  19
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk................................................  35
Item 8.     Consolidated Financial Statements and Supplementary Data..................................................  35
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................  76
Item 9A.    Controls and Procedures ..................................................................................  77

                                                  PART III

Item 10.    Directors and Executive Officers of the Registrant........................................................  77
Item 11.    Executive Compensation....................................................................................  80
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters............  85
Item 13.    Certain Relationships and Related Transactions............................................................  87

                                                  PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................................  88

SIGNATURES............................................................................................................  91

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Gilman + Ciocia, Inc. (together with its wholly owned subsidiaries, the "Company") is a corporation that was organized in 1981 under the laws of the State of New York and reincorporated under the laws of the State of Delaware in 1993. The Company provides financial planning services, including securities brokerage, insurance and mortgage agency services, and federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets. In Fiscal 2003*, approximately 89% of the Company's revenues were derived from commissions on financial planning services and approximately 11% were derived from fees for tax preparation services. As of June 30, 2003, the Company had 43 offices operating in 5 states (New York, New Jersey, Connecticut, Florida and Colorado). The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K can be obtained, free of charge, on the Company's web site at www.gilcio.com.

In Fiscal 2003, the Company had total revenues of $62.9 million representing a decrease of $4.6 million from revenues from continuing operations in Fiscal 2002. See Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company's financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered losses from operations in each of its last four years and is in default under its three largest financing agreements raising substantial doubt about its ability to continue as a going concern. During Fiscal 2003, the Company incurred net losses of $14,028,251 and at June 30, 2003 had a working capital deficit of $19,302,466. The Company's ability to continue as a going concern and its future success is dependent on its ability to reduce costs and generate revenues. See Note 1 to Consolidated Financial Statements.

As a result of a number of defaults under its agreements with Wachovia Bank, National Association, ("Wachovia"), on November 27, 2002, the Company entered into a debt forbearance agreement with Wachovia and subsequently amended the debt forbearance agreement on June 18, 2003. Another of its lenders, Travelers Insurance Company ("Travelers") claimed several defaults under its agreement, but acknowledged that it was subject to the terms of a subordination agreement which restricts the remedies it can pursue against the Company. The Company's debt to Rappaport Gamma, Ltd. ("Rappaport") was due on October 30, 2002, but remains unpaid. This loan is also subordinated to the Wachovia loan. That lender is entitled to receive shares of the Company's common stock monthly while the debt remains unpaid. As a result of these defaults, the Company's debt as to those lenders is classified as current liabilities on its financial statements. See "Recent Developments" and Note 9 to Consolidated Financial Statements.

RECENT DEVELOPMENTS

Change in Management and Auditors. During Fiscal 2003, the Company underwent a transition in senior management and in the composition of its Board of Directors. On August 8, 2002, Michael Ryan was appointed President and Chief Executive Officer of the Company, Thomas Povinelli resigned as the Company's President and Chief Executive Officer and as a director of the Company, and David Puyear resigned as the Company's Chief Financial Officer. In addition, on August 8, 2002, Edward H. Cohen, Steve Gilbert and Michael Ryan were added to the Board. On May 15, 2003, Louis Karol and Doreen Biebusch resigned from the Board, and on July 24, 2003, Seth Akabas resigned from the Board.

* Fiscal years are denominated by the year in which they end. Accordingly, Fiscal 2003 refers to the year ended June 30, 2003.

On August 27, 2002, the Company switched independent auditors from Arthur Andersen LLP to Grant Thornton LLP. On November 7, 2003, the Company switched independent auditors from Grant Thornton LLP to Radin Glass & Co. LLP. See Item 9 "Changes in and Disagreement with Accountants and Accounting and Financial Disclosure."

SEC Investigations. The Company is the subject of a formal investigation by the Securities and Exchange Commission ("SEC"). The investigation concerns, among other things, the restatement of the Company's financial results for Fiscal 2001 and the fiscal quarters ended March 31, 2001 and December 31, 2001 (which have been previously disclosed in the Company's amended annual and quarterly reports for such periods), the Company's delay in filing Form 10-K for Fiscal 2002 and 2003 and the Company's past accounting and recordkeeping practices. The Company had previously received informal, non-public inquiries from the SEC regarding certain of these matters. On March 13, 2003, three of the Company's executives received subpoenas from the SEC requesting that they produce documents and provide testimony in connection with such investigation and on March 19, 2003, the Company received a subpoena requesting that it produce documents. The Company and its executives have complied and intend to continue to comply fully with the requests contained in the subpoenas and with the SEC's investigation. In addition, the Company has been advised that the SEC wanted to interview certain former officers, directors and employees of the Company. The Company does not believe that the investigation will have a material effect on the Company's Consolidated Financial Statements. On January 13, 2004 the Company received subpoenas for two executives to be re-interviewed. One of the executives is no longer with the Company. Both of these interviews are currently scheduled.

Pinnacle Transaction and Sale of Other Offices. On November 26, 2002, effective as of September 1, 2002, the Company finalized a transaction with Pinnacle Tax Advisors LLC ("Pinnacle"), whereby Pinnacle, an entity controlled by Thomas Povinelli and David Puyear, former executive officers of the Company, purchased 47 of the Company's offices (the "Pinnacle Purchased Offices"). The Pinnacle Purchased Offices together represented approximately $17,690,000 in revenues, or approximately 19.0% of the Company's total revenues, for Fiscal 2002. As part of the sale, Pinnacle assumed approximately $1,830,000 in debt and other payables of approximately $400,000, subject to creditor approval. Also as part of the sale, 137 employees of the Company were terminated and were hired by Pinnacle. In addition, all registered representatives in the Pinnacle Purchased Offices transferred their broker-dealer registrations to Royal Alliance Associated ("Royal").

The net purchase price payable by Pinnacle was $4,745,463, subject to final adjustments. Of that amount, $3,422,108 was to be paid pursuant to a promissory note (the "Initial Note") and the balance of $1,323,355, subject to final adjustments and less certain debts of the Company that Pinnacle assumed, was to be paid pursuant to a second promissory note (the "Second Note"). The Initial Note was guaranteed by Mr. Povinelli and Mr. Puyear and Mr. Povinelli pledged the Company's common stock owned by him to secure the Initial Note. The Second Note was secured by Pinnacle's assets. The Initial Note was also are secured by a collateral assignment of 75% of Pinnacle's commission overrides to be paid to Pinnacle from Royal. The Initial Note was due and payable on the earlier of February 26, 2003 or the date that Pinnacle closed a debt or equity financing. The Second Note was payable in three equal consecutive annual installments. Due to the uncertainties associated with the payment on the Initial Note and Second Note and Pinnacle's payment under equipment subleases and rent leases assumed by it, the Company deferred any gain recognition until the proceeds from the Initial Note and Second Note were received. Mr. Povinelli transferred 1,048,616 of his Company shares to the Company for a credit of approximately $230,000 against the principal due on the Initial Note. Due to the uncertainly of the transaction, these shares are included in the Company's outstanding shares as of June 30, 2003. As of June 30, 2003, the Company had recognized a gain of $488,772 from the sale to Pinnacle. In January, 2003, the Company asserted that Pinnacle was in default under the Initial Note, the Second Note and the equipment subleases. On May 16, 2003, the Company initiated a lawsuit against Pinnacle seeking payment for all amounts due. On December 4, 2003, the Company settled its lawsuit with Pinnacle and all amounts due and owing by Pinnacle to the Company were collected. However, subsequent to the settlement, the Company still remains liable to lessors of equipment and landlords for certain leases assigned to Pinnacle and will have to pay such lessors and landlords if Pinnacle does not pay. The aggregate of these lease amounts is $5,265,164. See Note 20 to Consolidated Financial Statements.

During Fiscal 2003, the Company sold in separate transactions 13 of its offices to the respective managers of those offices. The aggregate sales price for the 13 offices was $2,332,324, consisting of $490,091 in cash and $1,842,233 in promissory notes, plus an undetermined contingent amount based on 2003 revenues. Due to uncertainties associated with the payment of these promissory notes, the Company has reserved $330,000 of the balance due. The Company recognized a loss of $72,292 on the sale of these offices in Fiscal 2003.

Debt Defaults .During Fiscal 2003, the Company was in default of its $7.0 million term loan/revolving letter of credit financing with Wachovia (the "Wachovia Loan"). The Company had changed its control without Wachovia's consent and failed to meet requirements under the loan to pay scheduled debt service and to maintain certain financial ratios, including senior funded debt to EBITDA. The Company and Wachovia entered into a Forbearance Agreement dated as of November 27, 2002 (the "Forbearance Agreement"), whereby the Company paid the scheduled debt service to Wachovia and Wachovia agreed to forbear from enforcing its default remedies and extended the time of payment for the loans and the interest rate charged on the loans was increased.

On March 5, 2003, the Company received a notice of default from the attorneys for Wachovia, alleging that the Company was in default for selling eleven offices without the written consent of Wachovia; failing to remit to Wachovia the proceeds of the sales of the offices; and failing to provide to Wachovia the monthly reports required under the Forbearance Agreement. By letter dated March 10, 2003, counsel for Wachovia advised the Company that Wachovia rescinded the notice of default and Wachovia consented to the sale of certain Company offices.

Upon a subsequent review of the Forbearance Agreement, on March 21, 2003 the Company notified the attorneys for Wachovia that it was not in compliance with the following provisions of the Forbearance Agreement: late filing of several local personal property tax returns and the late payment of the taxes owed; late payment of several local license fees and late payment of several vendors of materials and supplies; and failure to make rent payments on a few vacant offices for which the Company was negotiating workout payments with the landlords. The total amount due for these payables was not material and Wachovia did not issue a notice of default for any of the items.

At a meeting with Wachovia on May 13, 2003, the Company notified Wachovia that it was in technical default under the Forbearance Agreement for failing to pay payroll tax withholdings due which resulted from a bookkeeping error from switching to a new payroll company. All payroll tax withholdings were immediately paid by the Company after discovering the error and Wachovia did not issue a note of default for the error.

In an Amendment to Forbearance Agreement entered into between the Company and Wachovia as of June 18, 2003, the maturity date of the Wachovia Loan was extended to July 1, 2004. In addition, Wachovia rescheduled certain principal payments.

During Fiscal 2003, the Company may also have been in default of its $5 million financing with Travelers. On September 24, 2002, the Company received a notice from the attorneys for Travelers alleging that the Company was in default due to nonpayment of a $100,000 penalty for failure to meet certain sales production requirements. The Company sent a letter to the attorneys denying that the Company was in default. Although the Traveler's notice stated that all unpaid interest and principal under the Travelers facility were immediately due and payable and that Travelers reserved its rights and remedies under the facility, it also stated that Travelers intended to comply with the terms of a subordination agreement between Travelers and Wachovia. Such subordination agreement restricts the remedies which Travelers could pursue against the Company. No further notices have been received from Travelers.

The Company is also in default under the $1 million loan from Rappaport, which was due October 30, 2002. Rappaport is entitled to receive 15,000 shares of the Company's common stock per month as additional penalties until the loan is paid in full.

See Note 9 to Consolidated Financial Statement for a complete discussion of the Company's debt.

Joint Venture Termination

In July 1999, the Company formed a joint venture corporation, GTAX/Career Brokerage, Inc. ("GTAX/CB"), with Feingold & Scott, Inc., a company engaged in the wholesaling of insurance and annuity products. GTAX/CB was formed to become a licensed insurance agent in all states in which the Company markets insurance and annuity products and to act as a licensed entity for the sale by the Company of life insurance, long term health care insurance and fixed annuity products. In December 2002, all of the capital stock of Feingold & Scott was purchased by Bisys Insurance Services Holding Corp. ("Bisys"). On March 23, 2003, Bisys sent the Company a written notice terminating the joint venture relationship effective as of March 21, 2004. The Company is negotiating a Preferred Sale Agreement with Bisys, whereby Bisys will provide insurance distribution services to the company and the joint venture will be terminated.

TAX RETURN PREPARATION

The Company prepares federal, state and local income tax returns for individuals, predominantly in the middle and upper income tax brackets. The United States Internal Revenue Service (the "IRS") reported that more than 130,000,000 individual 2002 federal income tax returns were filed in the United States through June 30, 2003. According to the IRS, a paid preparer completes approximately 50% of the tax returns filed in the United States each year. Among paid preparers, H&R Block, Inc. ("H&R Block") dominates the low-cost tax preparation business with approximately 10,000 offices located throughout the United States. According to information released by H&R Block, H&R Block prepared an aggregate of approximately 18 million United States tax returns during the 2003 tax season. During the 2003 tax season, the Company prepared approximately 32,000 United States tax returns through its 44 offices. The tax preparation industry is highly fragmented and includes regional tax preparation services, accountants, attorneys, small independently owned companies, and financial service institutions that prepare tax returns as ancillary parts of their business. The ability to compete in this market depends in large part on the geographical area, specific location of the tax preparation office, local economic conditions, quality of on-site office management and the ability to file tax returns electronically with the IRS.

Tax Preparation Services. The preparation of a tax return by the Company generally begins with a personal meeting at a Company office between a client and a specially trained employee of the Company. At the meeting, the Company's employee solicits from the client the information concerning income, deductions, family status and personal financial information necessary to prepare the client's tax return. After the meeting, the employee prepares drafts of the client's tax returns. After review and final correction by the employee, the returns are delivered to the client for filing.

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

Since 1990, the IRS has made electronic filing available throughout the United States. The Company has qualified to participate in the electronic filing program with the IRS and state tax departments and offers clients the option of filing their federal and state income tax returns electronically. Under this system, the final federal income tax return is transmitted to the IRS through a publicly available software package. Electronic filing reduces the amount of time required for a taxpayer to receive a Federal tax refund and provides assurance to the client that the return, as filed with the IRS, is mathematically accurate. If the client desires, he or she may have his or her refund deposited by the Treasury Department directly into his or her account at a financial institution designated by the client.

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

Tax Preparers. The Company's tax preparation business is conducted predominantly in the months of February, March and April, when most individuals prepare their federal, state and local income tax returns. During the tax season, the Company increases the number of employees involved in the tax return segment of its business to 145. Almost all of the Company's professional tax preparers have tax preparation experience and the Company has specifically tested and trained each one to meet the required level of expertise to properly prepare tax returns. A large percentage of the Company's seasonal employees return in the next year.

The Company's tax preparers are generally not certified public accountants. Therefore, they are limited in the representation that they can provide to clients of the Company in the event of an audit by the IRS. Only an attorney, a certified public accountant or a person specifically enrolled to practice before the IRS can represent a taxpayer in an audit.

Potential Liabilities. The Company's tax preparation business subjects it to potential civil liabilities under the Internal Revenue Code for knowingly preparing a false return or not complying with all applicable laws and regulations relating to preparing tax returns. Although the Company believes that it complies with all applicable laws and regulations, no assurance can be given that the Company will not incur any material fines or penalties. In addition, the Company does not maintain professional liability or malpractice insurance policies. No assurance can be given that the Company will not be subject to professional liability or malpractice suits. The Company has never incurred any material fines or penalties from the IRS and has never been the subject of a malpractice lawsuit for tax preparation.

FINANCIAL PLANNING

The Company provides financial planning services, including securities brokerage, insurance and annuity brokerage and mortgage agency services, to individuals, predominantly in the middle and upper income tax brackets. While preparing tax returns, clients often consider other aspects of their financial needs, such as insurance, investments, retirement and estate planning. To capitalize on this situation, the Company offers every client the opportunity to complete a questionnaire that discloses information on his or her financial situation. Financial planners subsequently review these questionnaires and evaluate whether the client may benefit from financial planning services. Upon request, the client is then introduced to a financial planner. The IRS prohibits tax preparers from using information on a taxpayer's tax return for certain purposes involved in the solicitation of other business from such taxpayer without the consent of such taxpayer. The Company believes that it complies with all applicable IRS regulations.

Most middle and upper income individuals require a variety of financial planning services. If the client seeks insurance or annuity products in connection with the creation of a financial plan, he or she is referred to a financial planner employed by the Company who is also an authorized agent of an insurance underwriter. If the client seeks mutual fund products or other securities for investment, he or she is referred to a financial planner employed by the Company who is also a registered representative of one of the broker-dealer subsidiaries of the Company.

Approximately 40 of the Company's offices provide both tax preparation and financial planning services. The remaining Company offices provide tax preparation services, but have no regular financial planner associated with them, although financial planners from other offices work with clients from these offices. A majority of the Company's financial planners are also tax preparers. Approximately 5,500 securities broker-dealers are registered in the United States, some of which provide financial planning services similar to those offered by the Company. A large number of these professionals are affiliated with larger financial industry firms. The remaining portion of the financial planning industry is highly fragmented with services provided by certified financial planners, stockbrokers and accountants.

Relationship with Securities Broker-Dealer. All of the Company's financial planners are registered representatives of either Prime Capital Services, Inc. ("Prime") or North Ridge Securities ("North Ridge"), wholly owned subsidiaries of the Company (together, the "Broker/Dealer Subsidiaries"). Each Broker/Dealer Subsidiary conducts a securities brokerage business providing regulatory oversight and products and sales support to its registered representatives, who provide investment products and services to their clients. Each Broker/Dealer Subsidiary is a registered securities broker-dealer with the SEC and a member of the National Association of Securities Dealers ("NASD").

To become a registered representative, a person must pass one or more of a series of qualifying exams administered by the NASD that test the person's knowledge of securities and related regulations. Thereafter, the Broker-Dealer Subsidiaries supervise the registered representatives with regard to all regulatory matters. In addition to certain mandatory background checks required by the NASD, the Company also requires that each registered representative respond in writing to a background questionnaire. The Broker/Dealer Subsidiaries have been able to recruit and retain experienced and productive registered representatives who seek to establish and maintain personal relationships with high net worth individuals. The Broker/Dealer Subsidiaries generally do not hire inexperienced brokers or trainees to work as registered representatives. The Company believes that continuing to add experienced, highly productive registered representatives is an integral part of its growth strategy.

If clients of the Company inquire about the acquisition or sale of investment securities, they are directed to a registered representative. The registered representatives are able to effect transactions in such securities at the request of clients and retain a certain percentage of the commissions earned on such transactions. All security transactions are introduced and cleared on a fully disclosed basis through a clearinghouse broker that is a member of the New York Stock Exchange; in the case of Prime, National Financial Services Corp., which is a wholly owned subsidiary of Fidelity Investments, and in the case of North Ridge, Pershing & Co., the clearing division of Donaldson, Lufkin and Jenrette. About 90% of the securities transactions handled by registered representatives of the Broker-Dealer Subsidiaries involve mutual funds, variable annuities, managed money products and variable life insurance. The balance of their business comprises stocks, bonds and other securities.

The Company also has a wholly owned subsidiary, Asset & Financial Planning, Ltd., which is registered with the SEC as an investment advisor.

Relationship with Authorized Agents of Insurance Underwriters. Certain of the Company's financial planners are also authorized agents of insurance underwriters. If clients of the Company inquire about insurance products, they are directed to one of these authorized agents. These agents are able, through several insurance underwriters, to sell insurance products to clients and are paid a certain percentage of the commissions earned on such sales. The Company's wholly owned subsidiary, Prime Financial Services, Inc., is an authorized insurance agent in approximately thirty states.

Regulation. The Broker/Dealer Subsidiaries' business, and the securities industry in general, are subject to extensive regulation in the United States at both the federal and state levels, as well as by self-regulatory organizations ("SRO's").

The SEC is the federal agency primarily responsible for the regulation of broker-dealers and investment advisers doing business in the United States. Each of the Broker/Dealer Subsidiaries is registered as a broker-dealer with the SEC. Certain aspects of broker-dealer regulation have been delegated to securities industry SRO's, principally the National Association of Securities Dealers ("NASD") and the New York Stock Exchange ("NYSE"). These SRO's adopt rules (subject to SEC approval) that govern the industry, and, along with the SEC, conduct periodic examinations of the Broker/Dealer Subsidiaries' operations. Each of the Broker/Dealer Subsidiaries is a member of the NASD. The Board of Governors of the Federal Reserve System promulgates regulations applicable to securities credit transactions involving broker-dealers Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business.

Broker-dealers are subject to regulations covering all aspects of the securities industry, including sales practices, trade practices among broker-dealers, capital requirements, the use and safekeeping of clients' funds and securities, recordkeeping and reporting requirements, supervisory and organizational procedures intended to insure compliance with securities laws and to prevent unlawful trading on material nonpublic information, employee related matters, including qualification and licensing of supervisory and sales personnel, limitations on extensions of credit in securities transactions, clearance and settlement procedures, requirements for the registration, underwriting, sale and distribution of securities and rules of the SRO's designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their clients. As a result, many aspects of the relationship between broker-dealers and clients are subject to regulation, including, in some instances, requirements that brokers make "suitability" determinations as to certain customer transactions, limitations on the amounts that may be charged to clients, timing of proprietary trading in relation to client's trades, and disclosures to clients.

Additional legislation, changes in rules promulgated by the SEC, state regulatory authorities or SRO's, or changes in the interpretation or enforcement of existing laws and rules may directly affect the mode of operation and profitability of broker-dealers. The SEC, SRO's and state securities commission may conduct administrative proceedings which can result in censure, fines, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulating and disciplining broker-dealers is for the protection of customers and the securities markets, not the protection of creditors or shareholders of broker-dealers.

As registered broker-dealers, the Broker-Dealer Subsidiaries are required to establish and maintain a system to supervise the activities of their retail brokers, including their independent contractor offices and other securities professionals. The supervisory system must be reasonably designed to achieve compliance with applicable securities laws and regulations, as well as SRO rules. The SRO's have established minimum requirements for such supervisory systems; however, each broker-dealer must establish procedures that are appropriate for the nature of its business operations. Failure to establish and maintain an adequate supervisory system may result in sanctions imposed by the SEC or a SRO that could limit the Broker/Dealer Subsidiaries' abilities to conduct their securities business. Moreover, under federal law and certain state securities laws, the Broker/Dealer Subsidiaries may be held liable for damages resulting from the unauthorized conduct of their account executives to the extent that the Broker/Dealer Subsidiaries have failed to establish and maintain an appropriate supervisory system.

MARKETING

The Company markets its services principally through direct mail, promotions and seminars. The majority of clients in each office return to the Company for tax preparation services during the following year.

Direct Mail. Each year, prior to and during the tax season when individuals file federal, state and local income tax returns, the Company sends direct mail advertisements to each residence in the area surrounding the Company's offices. The direct mail advertising solicits business principally for the Company's tax preparation services. A large majority of the Company's new clients each year are first introduced to the Company through its direct mail advertising.

Seminars. The Company supports its Registered Representatives by advertising their local financial planning seminars. At these seminars, prospective new clients can learn about a wide variety of investment products and tax planning opportunities.

Telemarketing. The Company promotes its Registered Representatives' financial planning seminars through the Company's telemarketing center.

Online. The Company currently has a web site on the Internet at http://www.gilcio.com for income tax and financial planning advice and Company information, including financial information and the latest news releases.

Other Marketing. The Company also prints and distributes brochures, flyers and newsletters about its services, and advertises in newspapers, on the radio and on billboards on highways and in train stations.

The Company believes that its most promising market for in-office tax preparation expansion may lie in areas of above average population growth. Individuals usually retain a local tax preparer in connection with their individual tax returns. When people move, they usually seek to find a new income tax preparer. At or shortly after the time that they move, therefore, individuals are most susceptible to the direct mail advertising of the Company's tax preparation services.

ACQUISTIONS

The Company's current strategy is not to actively pursue acquisitions.

COMPETITION

Competitors include companies specializing in income tax preparation as well as companies that provide general financial services. Many of these competitors, in the tax preparation field, including H&R Block, and many well-known brokerage firms in the financial service field have significantly greater financial and other resources than the Company. The Company's online tax preparation competitors are primarily Intuit and HR Block.com. An increasing number of taxpayers are using software programs to prepare their own income tax returns. The Company believes that the primary elements of competition are convenience, location, local economic conditions, quality of on-site management, quality of service, price, and with respect to online operations, effective affiliation campaigns and ease of using the service. There is no assurance that the Company will be able to compete successfully with larger and more established companies.

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

TRADEMARKS

The Company has registered its "Gilman + Ciocia" trademark and its "e1040.com" trademark with the U.S. Patent and Trademark Office. There is no assurance that the Company would be able to successfully defend its trademarks if forced to litigate their enforceability. The Company believes that its trademark "Gilman + Ciocia" constitutes a valuable marketing factor. If the Company were to lose the use of such trademark, its sales could be adversely affected.

EMPLOYEES

As of June 30, 2003, the Company employed 390 persons on a full-time, full-year basis, including 3 officers. During tax season, the Company employs approximately 145 seasonal employees who do only tax preparation or provide support functions. Approximately 70% of the Company's seasonal employees return the following year and the Company uses advertisements in online job sites to meet the balance of its recruiting needs. The minimum requirements for a tax preparer at the Company are generally some tax preparation experience and a passing grade on an examination given by the Company. More than half of the Company's full-year tax preparers are also registered representatives with one of the Broker/Dealer Subsidiaries.

Each of the registered representatives licensed with the Broker-Dealer Subsidiaries (except the officers of the Company) has entered into a commission sharing agreement with the Company. Each such agreement generally provides that a specified percentage of the commissions earned by the Company are paid to the registered representative. In the commission sharing agreements, the employee registered representatives also agree to maintain certain Company information as confidential and not to compete with the Company. Approximately 209 independent registered representatives are also affiliated with one of the Broker/Dealer Subsidiaries and have entered into commission sharing agreements with such Broker/Dealer Subsidiary.

Each of the insurance agents has entered into a commission sharing agreement with the Company. Each agreement generally provides that a specified percentage of the commissions earned by the Company are paid to the agent. In the commission sharing agreements, the employee agents also agree to maintain certain Company information as confidential and not to compete with the Company.

On November 26, 2002, the Company finalized the transaction with Pinnacle and sold to Pinnacle 47 offices and all assets which were associated with the operations of the Purchased Offices (see Note 20 to Consolidated Statements for a complete discussion of the Pinnacle sale). As part of the sale of the 47 offices, 137 employees of the offices sold were terminated by the Company as of November 15, 2002 and were hired by Pinnacle.

RISK FACTORS

This Form 10-K contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Form 10-K, the words "anticipate", "believe", "estimate", "should", "expect" and other similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below.

Substantial Doubt About Ability to Continue as a Going Concern. Investors should not rely on past revenues as a prediction of future revenues. Additionally, the Company's June 30, 2003 Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. However, the Company has suffered losses from operations in each of its last four years and is in default of its three largest financing agreements raising substantial doubt about its ability to continue as a going concern. As a result of these defaults, the Company's debt s to those lenders are classified as current liabilities on its financial statements. See Note 9 to Consolidated Financial Statements.,

If the Company does not comply with the financial covenants and other obligations in its loan agreement with Wachovia, Travelers or Rappaport, or its agreements with other lenders, and such lenders elected to pursue their available remedies, the Company's operations and liquidity would be materially adversely affected and the Company could be forced to cease operations.

SEC Investigations. The Company is the subject of a formal investigation by the Securities and Exchange Commission ("SEC"). The investigation concerns, among other things, the restatement of the Company's financial results for Fiscal 2001 and the fiscal quarters ended March 31, 2001 and December 31, 2001 (which have been previously disclosed in the Company's amended annual and quarterly reports for such periods), the Company's delay in filing Form 10-K for Fiscal 2002 and 2003 and the Company's past accounting and recordkeeping practices. The Company had previously received informal, non-public inquiries from the SEC regarding certain of these matters. On March 13, 2003, three of the Company's executives received subpoenas from the SEC requesting that they produce documents and provide testimony in connection with such investigation and on March 19, 2003, the Company received a subpoena requesting that it produce documents. The Company and its executives have complied and intend to continue to comply fully with the requests contained in the subpoenas and with the SEC's investigation. In addition, the Company has been advised that the SEC wanted to interview certain former officers, directors and employees of the Company. In addition, on January 13, 2004 the Company received subpoenas for two executives to be re-interviewed. One of the executives in no longer with Company. The Company does not believe that the investigation will have a material effect on the Company's Consolidated Financial Statements.

Delisting of Company Shares. The shares of the Company's Common Stock were delisted from the NASDAQ national market in August 2002 and are now traded in the over-the-counter market on what is commonly referred to as the "pink sheets". As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. In addition, the Company is now subject to Rule 15c2-11 promulgated by the SEC. If the Company fails to meet criteria set forth in such Rule (for example, by failing to file periodic reports as required by the Exchange Act), various practice requirements are imposed on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have a materially adverse effect on the ability of broker-dealers to sell the Company's securities, which may materially affect the ability of shareholders to sell the securities in the secondary market.

The delisting could make trading the Company's shares more difficult for investors, potentially leading to further declines in share price. It would also make it more difficult for the company to raise additional capital. The Company will also incur additional costs under state blue-sky laws if it sells equity due to its delisting.

General Business Risks. If the financial planners that the Company presently employs or recruits do not perform successfully, the Company's operations may be adversely affected. The Company plans to continue to expand into the area of financial planning, by expanding the business of presently employed financial planners and by recruiting additional financial planners. The Company's revenue growth will in large part depend upon the expansion of existing business and the successful integration and profitability of the recruited financial planners. The Company's growth will also depend on the successful operation of independent financial planners who are recruited to join the Company. The financial planning segment of the Company's business has generated an increasing portion of the Company's revenues during the past few years, and if such segment does not continue to be successful, the Company's rate of growth may decrease.

The Consolidated Financial Statements do not include any adjustments that might result due to these events or from the uncertainties of a shift in the Company's business.

If the tax preparation practices that the Company owns and acquires do not perform successfully, the Company's operations may be adversely affected. As part of its strategy, the Company has historically pursued the acquisition of tax preparation practices. However, the Company's current strategy is not to actively pursue acquisitions until such time that sufficient working capital is available. The future success of the Company will in part depend upon the successful operation of existing practices and the integration of newly acquired businesses into the Company. A rapid acquisition of offices that are not profitable would reduce the Company's net income and could depress future operating results. If the acquired companies do not perform as expected, or if the Company cannot effectively integrate the operations of the acquired companies, the Company's operating results could be materially adversely affected.

The Company may choose to open new offices. When the Company opens a new office, the Company incurs significant expenses to purchase furniture, equipment and supplies. The Company has found that a new office usually suffers a loss in its first year of operation, shows no material profit or loss in its second year of operation and does not attain profitability, if ever, until its third year of operation. Therefore, the Company's operating results could be materially adversely affected in any year that the Company opens a significant number of new offices. However, the Company's current strategy does not contemplate opening many new offices. .

If the financial markets deteriorate, the Company's financial planning segment will suffer decreased revenues as was the case in Fiscal 2002. The Company's revenue and profitability may be adversely affected by declines in the volume of securities transactions and in market liquidity, which generally result in lower revenues from trading activities and commissions. Lower securities price levels may also result in a reduced volume of transactions as well as losses from declines in the market value of securities held in trading, investment and underwriting positions. In periods of low volume, the fixed nature of certain expenses, including salaries and benefits, computer hardware and software costs, communications expenses and office leases, will adversely affect profitability. Sudden sharp declines in market values of securities and the failure of issuers and counterparts to perform their obligations can result in illiquid markets in which the Company may incur losses in its principal trading and market making activities.

Competition from Other Companies. If competitors in the industry began to encroach upon the Company's market share, the Company's operations may be adversely affected. The income tax preparation and financial planning services industries are highly competitive. The Company's competitors include companies specializing in income tax preparation as well as companies that provide general financial services. The Company's principal competitor is H+R Block, Inc. in the tax preparation field and many well-known national brokerage and insurance firms in the financial services field. Many of these competitors have larger market shares and significantly greater financial and other resources than the Company. The Company may not be able to compete successfully with such competitors. Competition could cause the Company to lose existing clients, slow the growth rate of new clients and increase advertising expenditures, all of which could have a material adverse effect on the Company's business or operating results.

Competition from Departing Employees. If a large number of the Company's departing employees and financial planners were to enter into competition with the Company, the Company's operations may be adversely affected. Departing employees and financial planners may compete with the Company. Although the Company attempts to restrict such competition contractually, as a practical matter, enforcement of contractual provisions prohibiting small scale competition by individuals is difficult. In the past, departing employees and financial planners have competed with the Company. They have the advantage of knowing the Company's methods and, in some cases, having access to the Company's clients. No assurance can be given that the Company will be able to retain its most important employees and financial planners or that the Company will be able to prevent competition from them or successfully compete against them. If a substantial amount of such competition occurs, the corresponding reduction of revenue may materially adversely affect the Company's operating results.

Departure of Key Personnel. If any of the Company's key personnel were to leave its employ, the Company's operations may be adversely affected. The Company believes that its ability to successfully implement its business strategy and operate profitably depends on the continued employment of James Ciocia, its Chairman of the Board, Michael P. Ryan, its President and Chief Executive Officer and President of its Prime subsidiary, Ted Finkelstein, its Vice President and General Counsel, Kathryn Travis, its Secretary, Carole Enisman, the Chief Operating Officer of its Prime subsidiary, Daniel Levy, the President of its North Ridge subsidiary, and Dennis Conroy, its Chief Accounting Officer. Michael P. Ryan and Carole Enisman are married. If any of these individuals become unable or unwilling to continue in his or her present position, the Company's business and financial results could be materially adversely affected.

Tax Return Preparation Malpractice. The Company's business of preparing tax returns subjects it to potential civil liabilities for violations of the Internal Revenue Code or other regulations of the IRS, although the Company has never been assessed with material civil penalties or fines. If a Company violation resulted in a material fine or penalty, the Company's operating results could be materially adversely affected. In addition, the Company does not maintain any professional liability or malpractice insurance policies for tax preparation. The Company has never been the subject of a tax preparation malpractice lawsuit, however, the significant uninsured liability and the legal and other costs relating to such claims could materially adversely affect the Company's business and operating results.

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

The Company does not hire a large number of CPA's, which could affect the Company's ability to provide adequate IRS representation services to the marketplace. The Company utilizes a significant number of seasonal employees who are not certified public accountants or tax attorneys, to provide tax preparation services. Under state law, the Company is not allowed to provide legal tax advice and the Company does not employ nor does it retain any tax attorneys on a full time basis. Because most of the Company's employees who prepare tax returns are not certified public accountants, tax attorneys or otherwise enrolled to practice before the IRS, such employees of the Company are strictly limited as to the roles they may take in assisting a client in an audit with the IRS. These limitations on services that the Company may provide could hinder the Company's ability to market its services.

Furthermore, the small percentage of certified public accountants or tax attorneys available to provide assistance and guidance to the Company's tax preparers may increase the risk of the improper preparation of tax returns by the Company. The improper preparation of tax returns could result in significant defense expenses and civil liability.

Loss of Trademarks. If the Company were to lose its trademarks or other proprietary rights, the Company could suffer decreased revenues. The Company believes that its trademarks and other proprietary rights are important to its success and its competitive position. The Company has registered its "Gilman + Ciocia" trademark and its "e1040.com" trademark with the U.S. Patent and Trademark Office and devotes substantial resources to the establishment and protection of its trademarks and proprietary rights. However, the actions taken by the Company to establish and protect its trademarks and other proprietary rights may be inadequate to prevent imitation of its services and products by others or to prevent others from claiming violations of their trademarks and proprietary rights by the Company. In addition, others may assert rights in the Company's trademarks and other proprietary rights. If the Company were to lose the exclusive right to its trademarks, its operations would be materially adversely affected.

Payment of Dividends. The Company's decision not to pay dividends could negatively impact the marketability of the Company's stock. Since its initial public offering of securities in 1994, the Company has not paid dividends and it does not plan to pay dividends in the foreseeable future. The Company currently intends to retain any earnings to finance the growth of the Company. It is very likely that dividends will not be distributed in the near future, which may reduce the marketability of the Company's Common Stock.

Third Party Control. If a third party wanted to acquire control of the Company, it could be prevented by the Company's classified board and its ability to issue preferred stock without shareholder approval and the marketability of the Company's stock could be affected. Certain provisions of the Certificate of Incorporation could make it more difficult for a third party to acquire control of the Company, even if such change in control would be beneficial to stockholders. The Certificate of Incorporation allows the Company to issue preferred stock without stockholder approval. Such issuance could make it more difficult for a third party to acquire the Company. The Certificate of Incorporation also provides for a classified board of directors, which would prevent a third party from acquiring a majority of the Common Stock from immediately electing a new board of directors.

Low Trading Volume. Low trading volume of the Company's stock increases volatility, which could result in the impairment of the Company's ability to obtain equity financing. As a result, historical market prices may not be indicative of market prices in the future. In addition, the stock market has recently experienced extreme stock price and volume fluctuation. The Company's market price may be impacted by changes in earnings estimates by analysts, economic and other external factors and the seasonality of the Company's business. Fluctuations or decreases in the trading price of the Common Stock may adversely affect the stockholders' ability to buy and sell the Common Stock and the Company's ability to raise money in a future offering of Common Stock. The shares of the Company's Common Stock were delisted from the NASDAQ national market in August 2002, and the market price of the Company's shares has dramatically declined since the delisting .

Restricted Common Stock. If restrictions that are in place on the future sale of the Common Stock of the Company were released, the market price of the stock may decline. Various restrictions on the possible future sale of Common Stock may have an adverse affect on the market price of the Common Stock. Approximately
4.5 million shares of the Common Stock outstanding are "restricted securities" under Rule 144 of the Securities Act of 1933, as amended (the "Act").

In general, under Rule 144, a person who has satisfied a one year holding period may, under certain circumstances, sell, within any three month period, a number of shares of "restricted securities" that do not exceed the greater of one percent of the then outstanding shares of Common Stock or the average weekly trading volume of such shares during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares of Common Stock by a person who is not an "affiliate" of the Company (as defined in Rule
144) and who has satisfied a two year holding period, without any volume or other limitation.

The sale of restricted Common Stock in the future, or even the possibility that it may be sold, may have an adverse effect on the market price for the Common Stock and reduce the marketability of the Common Stock.

Securities Industry Rules. If a material risk inherent to the securities industry was to be realized, the value of the Company's stock may decline. The securities industry, by its very nature, is subject to numerous and substantial risks, including the risk of declines in price level and volume of transactions, losses resulting from the ownership, trading or underwriting of securities, risks associated with principal activities, the failure of counterparties to meet commitments, customer, employee or issuer fraud risk, litigation, customer claims alleging improper sales practices, errors and misconduct by brokers, traders and other employees and agents (including unauthorized transactions by brokers), and errors and failure in connection with the processing of securities transactions. Many of these risks may increase in periods of market volatility or reduced liquidity. In addition, the amount and profitability of activities in the securities industry are affected by many national and international factors, including economic and political conditions, broad trends in industry and finance, level and volatility of interest rates, legislative and regulatory changes, currency values, inflation, and the availability of short-term and long-term funding and capital, all of which are beyond the control of the Company.

Several current trends are also affecting the securities industry, including increasing consolidation, increasing use of technology, increasing use of discount and online brokerage services, greater self-reliance of individual investors and greater investment in mutual funds. These trends could result in the Company facing increased competition from larger broker-dealers, a need for increased investment in technology, or potential loss of clients or reduction in commission income. These trends or future changes could have a material adverse effect on the Company's business, financial condition, and results of operations or cash flows.

If new regulations are imposed on the securities industry, the operating results of the Company may be adversely affected. The SEC, the NASD, the NYSE and various other regulatory agencies have stringent rules with respect to the protection of customers and maintenance of specified levels of net capital by broker-dealers. The regulatory environment in which the Company operates is subject to change. The Company may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, the NASD, other U.S. governmental regulators or self regulatory organizations. The Company also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by the SEC, other federal and state governmental authorities and self regulatory organizations.

The B/D Subsidiaries are subject to periodic examination by the SEC, the NASD, SROs and various state authorities. The B/D Subsidiaries' sales practice operations, recordkeeping, supervisory procedures and financial position may be reviewed during such examinations to determine if they comply with the rules and regulations designed to protect customers and protect the solvency of broker-dealers. Examinations may result in the issuance of letters to the B/D Subsidiaries, noting perceived deficiencies and requesting the B/D Subsidiaries to take corrective action. Deficiencies could lead to further investigation and the possible institution of administrative proceedings, which may result in the issuance of an order imposing sanctions upon the B/D Subsidiaries and/or their personnel.

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

Financial Planning Litigation and Arbitration. If the Company were to be found liable to clients for misconduct alleged in civil proceedings, the Company's operations may be adversely affected. Many aspects of the Company's business involve substantial risks of liability. There has been an increase in litigation and arbitration within the securities industry in recent years, including class action suits seeking substantial damages. Broker-dealers such as the B/D Subsidiaries are subject to claims by dissatisfied clients, including claims alleging they were damaged by improper sales practices such as unauthorized trading, churning, sale of unsuitable securities, use of false or misleading statements in the sale of securities, mismanagement and breach of fiduciary duty. The B/D Subsidiaries may be liable for the unauthorized acts of their retail brokers and independent contractors if they fail to adequately supervise their conduct. The B/D Subsidiaries are currently defendants/respondents in several such proceedings. If all of such proceedings were to be resolved unfavorably to the Company, the Company's financial condition could be adversely affected. It should be noted, however, that the B/D Subsidiaries maintain securities broker-dealer's professional liability insurance to insure against this risk, but the insurance policies contain a deductible (presently $50,000) which must be paid by the B/D Subsidiaries and a cumulative cap on coverage (presently $5,000,000). From time to time, in connection with hiring retail brokers, the Company is subject to litigation by a broker's former employer. The adverse resolution of any legal proceedings involving the Company could have a material adverse effect on its business, financial condition, and results of operations or cash flows.

ITEM 2. PROPERTIES

As of June 30, 2003, the Company provided services to its clients at 43 local offices in 5 states: 17 in New York, 14 in Florida, 6 in New Jersey, 1 in Connecticut, 4 in Maryland and 1in Colorado. A majority of the offices are located in commercial office buildings and are leased pursuant to standard form office leases. The remaining terms of the leases varies from one to seven years. The Company's rental expense during Fiscal 2003 was approximately $3 million. The Company believes that any of its rental spaces could be replaced with comparable office space, however, location and convenience is an important factor in marketing the Company's services to its clients. Since the Company advertises in the geographic area surrounding the office location, the loss of such an office that is not replaced with a nearby office could adversely affect the Company's business at that office. The Company generally needs approximately 1,000 - 3,000 square feet of usable floor space to operate an office and its needs can be flexibly met in a variety of real estate environments. Therefore, the Company believes that its facilities are adequate for its current needs.

In August 2002, the Company consolidated the Executive Headquarters in White Plains, NY into the Operations Center in Poughkeepsie, NY. The Operations Center facility in Poughkeepsie, NY is owned by an entity controlled by Michael Ryan, the Company's Chief Executive Officer and President.

On November 26, 2002, the Company finalized the sale to Pinnacle whereby it sold 47 of its offices to Pinnacle (See Note 20of the "Notes to Consolidated Financial Statements"). In connection with the sale, all operating leases associated with the purchased offices were assigned to and assumed by Pinnacle, including the former Executive Headquarters office in White Plains, NY. However, the Company will remain liable on these leases after the assignment. (See Note 20 to Consolidated Statements for a complete discussion of the Pinnacle Sale.)

The Company owns a building in Babylon, New York which is presently vacant and is listed for sale.

ITEM 3. LEGAL PROCEEDINGS

The Company is the subject of a formal investigation by the Securities and Exchange Commission ("SEC"). The Company believes that the investigation concerns, among other things, the restatement of the Company's financial results for the fiscal year ended June 30, 2001 and the fiscal quarters ended March 31, 2001 and December 31, 2001 (which have been previously disclosed in the Company's amended quarterly and annual reports for such periods), the Company's delay in filing Form 10-K for Fiscal 2002 and 2003 and the Company's past accounting and recordkeeping practices. On March 13, 2003 three of the Company's executives received subpoenas from the SEC requesting that they produce documents and provide testimony in connection with the formal investigation. In addition, on March 19, 2003 the Company received a subpoena requesting documents in connection with such investigation. The Company and its executives have complied fully with the SEC's investigation and will continue to comply fully with the SEC's investigation. In addition, on January 13, 2004 the Company received subpoenas for two executives to be re- interviewed. One of the executives in no longer with Company. The Company does not believe that the investigation will have a material effect on the Company's Consolidated Financial Statements.

The Company and its B/D Subsidiaries are defendants and respondents in lawsuits and NASD arbitrations in the ordinary course of business. On June 30, 2003, there were 39 pending lawsuits and arbitrations and management accrued $1,741,011 as a reserve for potential settlements, judgments and awards. 21 of these matters were related to Prime Capital Services, Inc. and its registered representatives. Prime Capital Services has Errors & Omissions coverage for such matters. In addition, under the Prime Capital Services Registered Representatives contract, each registered representative has indemnified the Company for these claims. Accordingly, the Company believes that these lawsuits and arbitrations will not have a material impact on its financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its last meeting of shareholders on December 14, 2001.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The shares of the Company's Common Stock were delisted from the NASDAQ national market in August 2002 and now trade in the over-the-counter market on what is commonly called the pink sheets under the symbol "GTAX.PK". As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. The Company is now subject to Rule 15c2-11 promulgated by the Securities and Exchange Commission. If the Company fails to meet criteria set forth in such Rule, including making all required filings under the Exchange Act, various practice requirements are imposed on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have a materially adverse effect on the ability of broker-dealers to sell the Company's securities, which may materially affect the ability of shareholders to sell the securities in the secondary market.

The following table sets forth the high and low sales prices for the Common Stock during the periods indicated as reported by the NASDAQ stock market.

                                                          SALES PRICES
      QUARTER ENDED                                 HIGH                LOW
      -------------                                 ----                ---
      September 30, 2001                           $ 3.50             $ 1.90
      December 31, 2001                            $ 3.45             $ 1.95
      March 31, 2002                               $ 3.12             $ 1.15
      June 30, 2002                                $ 1.75             $ 1.01
      September 30, 2002                           $ 0.55             $ 0.55
      December 31, 2002                            $ 0.10             $ 0.10
      March 31, 2003                               $ 0.25             $ 0.25
      June 30, 2003                                $ 0.15             $ 0.15

DIVIDENDS

Since its initial public offering of securities in 1994, the Company has not paid dividends, and it does not plan to pay dividends in the foreseeable future. The Company currently intends to retain any earnings to finance the growth of the Company.

HOLDERS OF COMMON STOCK

On June 30, 2003, there were approximately 285 registered holders of Common Stock. This does not reflect persons or entities that hold Common Stock in nominee or "street" name through various brokerage firms. On the closing of trading on June 30, 2003, the price of the Common Stock was $0.15 per share.

During the fiscal year ended June 30, 2003, the Company issued the following common stock in privately negotiated transactions that were not registered under the Securities Act of 1933:

      Through June 30, 2003, 1,015,298 shares were issued to Rappaport. and an additional 15,000 shares per month will be issued until its $1,000,000 loan to the company is paid in full.

By agreement dated March 31, 2003, the Company entered into a Stock Purchase Agreement with Thomas Povinelli whereby he transferred 1,048,616 of the Company's shares back to the Company for a credit of approximately $230,000 against the amount due to the Company from Pinnacle Taxx Advisors, LLC. Due to the uncertainly of the transaction, these shares are included in the Company's outstanding shares as of June 30, 2003.

16,534 shares were issued to one seller of a tax practice under the terms of the asset purchase agreement.

No underwriters or brokers participated in any of these transactions. All such sales were privately negotiated with the individuals with whom the Company had a prior relationship and were exempt from registration under the Act pursuant to
Section 4 (2) as a sale by an issuer not involving a public offering.

       SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

                      EQUITY COMPENSATION PLAN INFORMATION

                                 (a)                                (b)                            (c)
                      Number of securities to be              Weighted-average         Number of securities remaining
                       issued upon exercise of                exercise price of      available for future issuance under
Plan category        outstanding options, warrants          outstanding options,     equity compensation plans (excluding
                              and rights                    warrants and rights       securities reflected in column (a)
Equity
compensation
plans approved                 136,928                            $6.43                          1,361,769
by security
Holders (1)

Equity
compensation
plans not                     2,301,000                           $6.64                              0
approved by
security holders (2)
                            -------------                                                      ------------
Total                         2,437,928                                                          1,361,769

(1) The issued options are based on taking all outstanding production awards as of June 30, 2003.

(2) The issued options are based on adding up all non-production awards as of June 30, 2003.

The Company maintains records of option grants by year, exercise price, vesting schedule and grantee. In certain cases, the Company has estimated, based on all available information, the number of such options that were issued pursuant to each plan. Accordingly, the Company has not in the past consistently recorded the plan pursuant to which the option was granted. The Company is implementing new recordkeeping procedures regarding options that will ensure this information is accurately recorded and processed. The material terms of each option grant vary according to the discretion of the Board of Directors.

In addition, from time to time, the Company has issued, and in the future may issue additional non-qualified options pursuant to individual option agreements, the terms of which vary from case to case.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data with respect to the Company's consolidated balance sheets as of June 30, 2003 and 2002 and the related consolidated statements of operations for the years ended June 30, 2003, 2002, and 2001 have been derived from the Company's Consolidated Financial Statements which are included herein and have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the Consolidated Financial Statements, the Company has suffered losses from operations in each of its last four years, and is in default under its three largest lending facilities, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1 of the "Notes to Consolidated Financial Statements". The Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and the information contained in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         SUMMARY OF CONSOLIDATED BALANCE SHEETS AND STATEMENT OF INCOME
                                  AS OF JUNE 30

                                                        (unaudited)      2001 RESTATED
                                           2003             2002         SEE NOTE 2(a)        2000             1999
                                       ------------     ------------     -------------    ------------     ------------
Working Capital
(Deficit)                              $(19,302,466)    $(10,903,094)    $    614,325     $ (1,611,436)    $  5,249,516
Total Assets                             22,595,840       37,172,513       52,679,895       43,950,178       32,998,980
Long Term Debt                              661,622          851,501        5,425,928          826,476        2,738,124
Total Shareholders' Equity(Deficit)      (6,001,916)       7,711,069       27,924,433       24,712,841       24,959,941
Cash Dividends                                   --               --               --               --               --

Revenues                               $ 62,857,202     $ 67,497,772     $ 82,741,730     $ 88,919,337     $ 50,443,406
Operating Expenses                       73,770,493       90,627,234       85,825,369       96,366,821       46,646,555
Net Income/(Loss) from
Continuing Operations                   (12,721,046)     (22,752,421)      (3,257,334)      (6,160,092)       3,701,143
Net Income/(Loss) from
Discountinued Operations                 (1,307,205)         448,122        3,044,595               --               --
Net Income/(Loss)                       (14,028,251)     (22,304,299)        (212,739)      (4,013,092)       2,181,143

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's financial statements and related notes thereto set forth in Item 8 of this Annual Report. Except for the historical information contained herein, this and other sections of this Annual Report contain certain forward-looking statements that involve substantial risks and uncertainties. When used in this Annual Report, the words "anticipate", "believe", "estimate", "should", "expect" and other similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed or implied by these forward-looking statements. Factors that could contribute to such differences are discussed in this Annual Report under the headings "Description of Business - Risk Factors".

OVERVIEW

Company Model. The Company is a preparer of federal, state and local income tax returns for individuals predominantly in middle and upper income brackets. While preparing tax returns, clients often consider other aspects of their financial needs such as investments, insurance, pension and estate planning. The Company capitalizes on this situation by making financial planning services available to clients. The financial planners who provide such services are employees or independent contractors of the Company and are Registered Representatives of the Company's broker-dealer subsidiaries. The Company and/or its B/D Subsidiaries earn a share of commissions (depending on what service is provided) from the services that the financial planners provide to the clients in transactions for securities, insurance and related products.

Revenue Analysis. For the fiscal year ended June 30, 2003, approximately 10.8% of the Company's revenues were earned from tax preparation services, 89.2% were earned from all financial planning and related services (with 70.8 % from mutual funds, annuities and securities transactions and 29.2 % from insurance, mortgage brokerage and other related services).

The Company's financial planning clients generally are introduced to the Company through the Company's tax preparation services. The Company believes that its tax return preparation business is inextricably intertwined with, and is a necessary adjunct to, its financial planning activities. Neither segment would operate as profitably by itself and the two segments leverage off each other, improving profitability and client retention.

Insurance and Mortgage Services. Almost all of the financial planners are also authorized agents of insurance underwriters. The Company is also a licensed mortgage broker. As a result, the Company also earns revenues from commissions for acting as an insurance agent and a mortgage broker. In addition, the Company owns a fifty percent (50%) equity interest in GTAX/CB, an insurance broker, which is a joint venture with Feingold & Scott, Inc. In December, 2002, all of the capital stock of Feingold & Scott, Inc. was purchased by Bisys Insurance Services Holding Company ("Bisys"). On March 21, 2003, Bisys sent the Company a written notice terminating the joint venture effective as of March 21, 2004. The Company is negotiating a Preferred Sale Agreement with Bisys, whereby Bisys will provide insurance distribution services to the company and the joint venture will be terminated.

Substantial Doubt About Ability to Continue as a Going Concern. The Company's June 30, 2003 Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. The Company has suffered losses from operations in each of its last four years, and is in default under its three largest lending facilities, raising substantial doubt about its ability to continue as a going concern. During the fiscal year June 30, 2003, the Company incurred net losses totaling $(14,028,251) and at June 30, 2003 was in a working capital deficit position of $19,302,466. At June 30, 2003, the Company had $955,097 of cash and cash equivalents and $5,408,252 of trade receivables to fund short-term working capital requirements. The Company's ability to continue as a going concern and its future success is dependent upon its ability to reduce costs and generate revenues to: (1) satisfy its current obligations and commitments, and (2) continue its growth.

Transactions Which will Affect Cash Flow Requirements. The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2004. The following transactions will affect the Company's cash flow requirements:

      Pinnacle Transaction. On November 26, 2002, the Company finalized a transaction pursuant to an asset purchase agreement (the "Purchase Agreement") with Pinnacle, whereby Pinnacle an entity controlled by Thomas Povinelli and David Puyear, former executive officers of the Company, purchased certain assets of the Company. The effective date of the closing under the Purchase Agreement was September 1, 2002. The Company sold to Pinnacle 47 offices ("Pinnacle Purchased Offices") and all tangible and intangible net assets (the "Purchased Assets") which were associated with the operations of the Pinnacle Purchased Offices, together representing approximately $17,690,000 or approximately 19.0% of the Company's annual revenue for the fiscal year ended June 30, 2002. Included in the net assets sold to Pinnacle was approximately $1,550,000 in debt plus accrued interest of approximately $280,000 and other payables of approximately $400,000 which were to be assumed by Pinnacle, subject to creditor approval. As part of the sale of the Purchased Offices, 137 employees of the Purchased Offices were terminated by the Company as of November 15, 2002 and were hired by Pinnacle. In addition, all registered representatives of the Purchased Offices licensed with Prime Capital Services, Inc. (a wholly owned broker-dealer subsidiary of the Company) transferred their registrations to Royal Alliance Associates ("Royal").

The net purchase price payable by Pinnacle after it assumed all liabilities and payables was $4,745,463, subject to final adjustments. The sum of $3,422,108, (the "Closing Payment") was paid pursuant to a promissory note (the "Initial Note") which was given by Pinnacle to the Company at the date of closing (the "Closing") with interest at 10% commencing 30 days from the Closing. The Initial Note was guaranteed by Mr. Povinelli and Mr. Puyear and Mr. Povinelli pledged his entire holdings of the Company's common stock to secure the Initial Note. The Initial Note was due and payable on the earlier of February 26, 2003 or on the date that Pinnacle closed a debt or equity financing. The balance of the purchase price of $1,323,355, subject to adjustment and less certain debts of the Company that Pinnacle assumed, was to be paid pursuant to a second promissory note (the "Second Note") which was secured by Pinnacle's assets. The Initial Note was secured by collateral assignment of 75% of Pinnacle's commission overrides to be paid to Pinnacle from Royal each month up to $250,000, pursuant to an agreement between Pinnacle and Royal. The Second Note was payable in three equal consecutive annual installments, with interest calculated at the prime rate of Pinnacle's primary lender in effect as of the Closing, on the first, second and third anniversaries of the Closing.

Including the $2,067,799.93 settlement payment, the Company received total consideration under the Asset Purchase of approximately $7,270,000, comprised of the following:

                                                                 Unaudited
                                                                 ---------

      Cash payments to the Company                              $4,410,000

      Company debt assumed by Pinnacle                          $2,630,000

      Credit to Pinnacle for the transfer to the Company        $  230,000
      By Povinelli of 1,048,616 shares of Company
      Common stock

As part of the settlement, the Company received the following indemnifications in addition to the indemnification contained in the Asset Purchase. All of the indemnifications include any monies paid by judgment, settlement or otherwise, costs and reasonable attorney's fees.

      1. Pinnacle, Povinelli and Puyear agreed to indemnify and hold harmless the Company for: all claims arising from Pinnacle's assumption of the Company debt of the Company owed to any employee of the Company who became an employee of Pinnacle with the exception of William Hellmers; and all vendor debt assumed by Pinnacle.

      2. Pinnacle, Povinelli, Puyear and Gerlad Hoenings each personally guaranteed and indemnified the payment of all real estate lease obligations which the Company is still liable for under leases assumed by Pinnacle. In addition, Richard Boehm and Serafino Maiorano guaranteed certain of these real estate lease obligations.

      3. Pinnacle, Povinelli and Puyear agreed to indemnify and hold the Company harmless from all claims under personal property leases which Pinnacle assumed and which the Company remains liable for.

      4. Pinnacle, Povinelli and Puyear agreed to indemnify and hold the Company harmless for any damages resulting from Pinnacle renewing any real estate leases which Pinnacle assumed and for which the Company remains liable for.

      Other Office Sales. In addition to the Pinnacle transaction, during Fiscal 2003, the Company completed the sale of 13 other offices to various parties for an aggregate sales price of approximately $2,332,324 consisting of approximately $ 490,091 of cash and approximately $ 1,842,233 of promissory notes due to the Company (see Note 1 of the "Notes to Consolidated Financial Statements").

Debt. On December 26, 2001, the Company closed a $7.0 million financing (the "Loan") with Wachovia. The Loan consisted of a $5.0 million term loan ("Term Loan") and a $2.0 million revolving letter of credit ("Revolving Credit Loan"). The interest rate on the Term Loan and the Revolving Credit Loan is LIBOR plus 2.75%. The Term Loan was being amortized over five years and the Revolving Credit Loan had a term of two years.

On November 27, 2002, the Company and Wachovia entered into a forbearance agreement (the "Forbearance Agreement") whereby Wachovia agreed to forbear from acting on certain defaults of financial covenants by the Company under the Revolving Credit Loan and under the Term Loan. The Company had changed its control without Wachovia's consent and failed to meet requirements under the Loan to pay scheduled debt service and to maintain certain financial ratios including senior funded debt to EBITDA. The Company paid the debt service to Wachovia and Wachovia agreed to forbear from enforcing its default remedies and extended the time of payment for the Loan to November 1, 2003 ("Maturity Date"). Pursuant to the Forbearance Agreement, the interest rate charged on the Loans was increased by 1% to LIBOR plus 3.75%.

With respect to the Revolving Credit Loan, during the period of forbearance, the Company is obligated to make interest payments monthly until the Maturity Date. Principal payments in the amount of $250,000 each were due on March 10, 2003, April 10, 2003, May 10, 2003 and June 10, 2003 with the remaining principal balance due on the Maturity Date. The Company timely made the $250,000 principal payments due on March 10, 2003 and on April 10, 2003. In an Amendment to Forbearance Agreement entered into between the Company and Wachovia as of June 18, 2003, Wachovia rescheduled the May 10, 2003 and June 10, 2003 payments and the Company did not make these payments.

With respect to the Term Loan, during the period of forbearance the Company is obligated to make its regular payments of principal in the amount of $83,333 plus interest until the Maturity Date when remaining principal balance is due.

In addition, commencing on May 1, 2003, the Company is obligated to make payments on the 10th day of each month to Wachovia in an amount equal to fifty percent (50%) of the amount of cash and marketable securities possessed by the Company that exceeds $1,500,000 on the last day of the preceding month. However, amounts contained in the broker-dealer reserve to the extent of regulatory requirements and historical levels will not be included in the calculation of cash and marketable securities for purposes of this payment.

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

By an Amendment to Forbearance Agreement dated as of June 18, 2003, the Company and Wachovia amended the Forbearance Agreement to change, among other things, the following provisions of the Forbearance Agreement: the Maturity Date was extended to July 1, 2004; the Company's reporting requirements to Wachovia were changed; the May 10, 2003 and June 10, 2003 principal payments of $250,000 were rescheduled; principal payments in amounts of $250,000 are now due on March 10, 2004, April 10, 2004, May 10, 2004 and June 10, 2004; and the Company was required to pay to Wachovia fifty percent (50%) of the excess over $1,000,000 of any lump sum payment received from Pinnacle. The Company may be in technical default of other provisions of the Loan, the Forbearance Agreement and the Amendment to Forbearance Agreement. However, the Company does not believe that Wachovia will issue a note of default for any of these technical defaults.

The Company's credit facility with Travelers closed on November 1, 2000. It was a $5 million debt financing. As part of the debt facility financing with Travelers, the Company issued warrants to purchase 725,000 shares of the Company's common stock. Of this amount, 425,000 warrants were issued to purchase at $4.23 per share, representing the average closing price for 20 days before the effective date. The 425,000 warrants were exercisable before May 2, 2003. As of May 2003, the warrants were not exercised and expired. The remaining warrants to purchase 300,000 shares of the Company's common stock were awarded on February 28, 2002 with a strike price of $2.43 and will expire on October 31, 2005. The value, as determined by an external appraisal of these warrants issued on February 28, 2002, was set at $300,000. The warrant valuations were treated as a debt discount and are being amortized over the five year term of the Debt Facility under the effective interest rate method. The amortization of the debt discount for the fiscal years ended June 30, 2003, 2002 and 2001 were approximately $282,292, $256,600 and $166,000, respectively. At June 30, 2003 and June 30, 2002, the Term Loan had an outstanding principal balance of $4,750,000 million and $4,750,000 million, respectively.

On September 24, 2002, the Company received a notice from the attorneys for Travelers alleging that the Company was in default under its debt facility with Travelers due to nonpayment of a $100,000 penalty for failure to meet sales production requirements as specified in the debt facility. The Company sent a letter to the attorneys denying that the Company was in default. Although the Traveler's notice stated that all unpaid interest and principal under the Debt Facility were immediately due and payable and that Travelers reserved its rights and remedies under the debt facility, it also stated that Travelers intended to comply with the terms of a subordination agreement between Travelers and Wachovia. Such subordination agreement greatly restricts the remedies which Travelers could pursue against the Company. No further notices have been received from Travelers.

On October 30, 2001, the Company borrowed $1,000,000 from Rappaport pursuant to a written note without collateral and without stated interest (the "Loan"). The Loan was due and payable on October 30, 2002. Additionally, the Loan provided that: Rappaport receive 100,000 shares of Rule 144 restricted shares of common stock of the Company upon the funding of the Loan, subject to adjustment so that the value of the 100,000 shares was $300,000 when the Rule 144 restrictions were removed; there was a penalty of 50,000 shares to be issued to Rappaport if the Loan was not paid when due and an additional penalty of 10,000 shares per month thereafter until the Loan was paid in full. The 100,000 shares were issued on

October 31, 2001 at a value of $3 per share. On December 26, 2001, Rappaport subordinated the Loan to the $7,000,000 being loaned to the Company by Wachovia. In consideration of the subordination, the Loan was modified by increasing the 10,000 shares penalty to 15,000 shares per month and by agreeing to issue 50,000 additional shares to Rappaport if the Loan was not paid in full by March 31, 2002, subject to adjustment so that the value of the shares issued was $150,000 when the Rule 144 restrictions were removed. The Loan was not paid by March 31, 2002. Accordingly, Rappaport was issued 95,298 common shares with a value of $150,000 on May 7, 2002 for the March 31, 2002 penalty. When the Rule 144 holding period was satisfied in October, 2002 with respect to the 100,000 shares of the Company's common stock issued to Rappaport on the funding of the Loan, the stock price was $.40 per share. As a result, on October 31, 2002, Rappaport was issued an additional 650,000 common shares to be added to the 100,000 shares issued upon the funding of the Loan so that the total value of the original shares issued was $300,000. By June 30, 2003, Rappaport received a total of 1,015,298 shares for all interest and penalties and will receive 15,000 shares per month as additional penalties until the Loan is paid in full.

If the Company does not comply with the financial covenants and other obligations in its loan agreement with Wachovia, Travelers or Rappaport, or its agreements with other lenders, and such lenders elected to pursue their available remedies, the Company's operations and liquidity would be materially adversely affected and the Company could be forced to cease operations.

Ongoing Business Initiatives. In addition to the above activities, the following business initiatives are ongoing:

1. Management has engaged in an extensive campaign to reduce corporate overhead, consisting primarily of closing the White Plains, NY executive offices and consolidating those functions into the Poughkeepsie, NY home office. This has resulted in savings of approximately $170,000 per month.

2.    The Company's current strategy is not to actively pursue acquisitions.

3. The Company has negotiated with certain strategic vendors and has settled, and will continue to settle, current liabilities.

Management believes that these actions will be successful. However, there can be no assurance that the Company can reduce costs to provide positive cash flows from operations to permit the Company to realize its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management and the Board of Directors are currently exploring a number of strategic alternatives and are also continuing to identify and implement internal actions to improve the Company's liquidity or financial performance.

Acquisitions. The Company's current strategy is not to actively pursue acquisitions.

SEC Investigation. The Company is the subject of a formal investigation by the Securities and Exchange Commission ("SEC"). The investigation concerns, among other things, the restatement of the Company's financial results for the fiscal year ended June 30, 2001 and the fiscal quarters ended March 31, 2001 and December 31, 2001 (which have been previously disclosed in the Company's amended quarterly and annual reports for such periods), the Company's delay in filing Form 10-K for Fiscal 2002 and 2003 and the Company's past accounting and recordkeeping practices. The Company had previously received informal, non-public inquiries from the SEC regarding certain of these matters. On March 13, 2003, three of the Company's executives received subpoenas from the SEC requesting that they produce documents and provide testimony in connection with the formal investigation. In addition, on March 19, 2003, the Company received a subpoena requesting documents in connection with such investigation. The Company and its executives have complied fully with the requests contained in the subpoenas and with the SEC's investigation and will continue to cooperate with the SEC. In addition, on January 13, 2004 the Company received subpoenas for two executives to be re- interviewed. One of the executives in no longer with Company. The Company does not believe that the SEC investigation will have a material effect on the Company's Consolidated Financial Statements.

RESTATEMENTS

The Consolidated Financial Statements and the related notes thereto, as of June 30, 2001 and for the year then ended, have been restated to correct an overstatement error of $600,000 in the previously reported revenue amount as indicated below. During the quarter ended December 31, 2001 of Fiscal 2002, management identified the overstatement error from Fiscal 2001 during a review of its' intercompany accounts. Cash amounts of $600,000 advanced by a subsidiary during the quarter ended March 30, 2001 of Fiscal 2001 were not eliminated properly and erroneously reported as revenue.

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

(a) $1,012,863 representing net trading gains previously included in financial planning revenue have been reclassified to other income (expense) in the statements of operations for the year ended June 30, 2001.
(b) These financial statements do not reflect the effects of discontinued operations.

Retained earnings as of July 1, 2001 have been decreased by $351,000 for the effect of the restatements on prior years.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain items from the Company's statements of income expressed as a percentage of revenue for fiscal years 2003, 2002 and 2001. The trends illustrated in the following table are not necessarily indicative of future results. All numbers for Fiscal 2001 are as restated.

                                                            AS A PERCENTAGE OF REVENUE
                                                               YEARS ENDED JUNE 30,
AMOUNTS
                                                                                   2001
                                                                                   ----
                                                         2003         2002       RESTATED
                                                        -----        -----       --------
                                                                              (SEE NOTE 2(A))
                                                                              ---------------
Financial planning commissions                           89.2%        80.8%        81.6%
Tax preparation fees                                     10.8%        18.6%        16.7%
e1040.com                                                   0%         0.1%         0.8%
Direct mail services                                        0%         0.5%         0.9%
                                                        -----        -----        -----
         Total revenue                                    100%         100%         100%
                                                        =====        =====        =====
Salaries and commissions                                 82.9%        83.9%        76.7%
General and administrative expense                       16.3         16.6%        10.0%
Advertising                                               1.3          2.4%         3.7%
Brokerage fees & licenses                                 2.6          1.9%         1.7%
Rent                                                      4.8          6.4%         4.9%
Depreciation and amortization                             3.1          3.9%         3.0%
Loss on Sold Assets                                        .1           .0           .0
Goodwill and other intangibles impairment loss 6.2        8.1%         0.0%
                                                        -----        -----        -----
         Total operating expenses                       117.2%       123.2%       100.0%
                                                                     -----        -----
Loss from continuing operations                         (17.2)%      (23.2)%        0.0%
                                                        -----        -----        -----
Other income (expense)                                   (2.8)        (0.6)%        0.5%
                                                        -----        -----        -----

Income (loss) before income taxes                       (19.5)       (23.8)%        0.5%
Provision (benefit) for income taxes                       .1%         0.2%         0.7%
                                                        -----        -----        -----
         Net loss from continuing operations            (19.6)       (24.0)%       (0.2)%
                                                        =====        =====        -----

FISCAL 2003 COMPARED TO FISCAL 2002

Except as noted, the numbers and explanations presented below represent results from Continuing Operations only.

Revenue. The Company's revenues for the fiscal year ended June 30, 2003 were $62.9 million compared to $67.5 million for the fiscal year ended June 30, 2002, a decrease of $4.6 million. This decrease was primarily attributable to a decrease in financial planning services and lower tax preparation revenues. The decline in revenues from tax preparation is attributable to the sales of offices and non-returning clients, offset by the development of new client through marketing. The reduction in financial planning revenue for Fiscal 2002 was primarily a product of office sales and weak financial markets. The weak financial markets resulted in declines in the volume of securities transactions and in market liquidity, which resulted in lower revenues from trading activities and commissions.

For the fiscal years ended June 30, 2003 and 2002, respectively, the Company's total revenues for the two primary business segments (see Note 16 of "Notes to Consolidated Financial Statements") consisted of $20.1 million and $32.2 million for the Company's tax and financial planning offices, $59.6 million and $68.8 million for the Company's broker-dealer subsidiaries (which includes $16.8 million and $34.1 million of intercompany revenue related to Company employee financial planning revenue which clears through the B/D Subsidiaries).

The Company's tax and financial planning office segment consists of $6.8 million and $7.4 million for tax preparation services, $56.1 million and $59.5 million for financial planning business done at an office level and for the fiscal years ended June 30, 2003 and 2002, respectively.

The Company's broker-dealer segment consists of financial planning business done by Prime and North Ridge, before elimination of intercompany financial planning revenue. Prime represented 90.8% and 91.5% and North Ridge represented 9.2% and 8.5% of the broker-dealer segment total revenues for the fiscal years ended June 30, 2003 and 2002, respectively.

The $.6 million or 8.7% year-to-year reduction in the tax preparation is primarily attributed to the sale of offices and non-returning clients, offset by new clients from marketing and an increase in the average fee charged this year. The $3.4 million or 5.7% decrease in financial planning revenue and the corresponding decrease in the broker-dealers segment is primarily attributed to the sales of offices and weak financial markets. The weak financial markets resulted in declines in the volume of securities transactions and in market liquidity, which resulted in lower revenues from trading activities and commissions.

Operating Expenses. The Company's operating expenses for the fiscal year ended June 30, 2003 were $73.8 million or 117.4% of revenues compared to operating expenses of $90.6 million or 134.3% of revenues for the fiscal year ended June 30, 2002. Operating expenses for the fiscal year ended June 30, 2003 had a decrease of $10.3 million in salaries and commissions, $3.0 million in general and administrative expenses, $.7 million in advertising expense, $.1 million in brokerage fees and licenses, $.5 million in rent, $1.1 million in depreciation and amortization, $1.1 million in goodwill and intangible assets impairment losses and an increase of $.1 million on loss of sale of equipment.

      Salaries and Commissions Expense. Salaries and commissions expense consists primarily of salaries and commissions paid to financial planners for financial planning services as well as related payroll taxes and employee benefit costs. For the fiscal year ended June 30, 2003, salaries and commissions decreased $10.3 million or 16.5%, to $52.0 million from $62.3 million for the fiscal year ended June 30, 2002. The decrease in salaries and commission expense is primarily attributed to a decrease in commissions paid to financial planners as a result of the decreased sales of financial planning services as well as sales of offices and the consolidation of the Company's operating headquarters from White Plains, NY to Poughkeepsie, NY.

      General and Administrative Expense. General and administrative expense consist primarily of expenses for general corporate functions including outside legal and professional fees, insurance, telephone, bad debt expenses and general corporate overhead costs. General and administrative expenses for the fiscal year ended June 30, 2003 decreased by $3.0 million or 22.1% to $10.4 million from $13.4 million for the fiscal year ended June 30, 2002. The decrease in general and administrative expense is primarily attributed to lower legal fees and consulting fees, lower bad debt expenses and the continued implementation of cost containment initiatives.

      Advertising Expense. Advertising expense for the fiscal year ended June 30, 2003 was $.8 million compared to $1.6 million for the fiscal year ended June 30, 2002. The decrease of $.7 million or 46.9% in advertising cost was attributed to a reduction of marketing efforts relating to print and media advertisements and the continued implementation of cost containment initiatives.

      Brokerage Fees and Licenses Expense. Brokerage fees and licenses expense for the fiscal year ended June 30, 2003 was $1.6 million compared to $1.7 million for the fiscal year ended June 30, 2002. The decrease of $.1 million or 8.1% in brokerage fees and licenses was attributed to lower clearing fees as a result of the decrease in financial planning revenues.

      Rent Expense. For the fiscal year ended June 30, 2003, rent expense decreased by $0.5 million or 15.7% to $3.0 million compared to $3.5 million for the fiscal year ended June 30, 2002. The decrease in rent expense is primarily attributed to the closure and consolidation of offices during Fiscal 2003, including the consolidation of the Company's headquarters from White Plains, NY to Poughkeepsie, NY.

      Depreciation and Amortization. For the fiscal year ended June 30, 2003, depreciation and amortization expense decreased by $1.1 million or 35.8% to $2.0 million compared to $3.1 million for the fiscal year ended June 30, 2002. The decrease in depreciation and amortization is primarily attributed to the decrease of amortization for intangibles due to the impairment and subsequent write down of intangibles at year end Fiscal 2002. The remaining decrease is attributable to lower depreciation expense as a result of assets reaching their full depreciable lives during the course of Fiscal 2003 as well as reduced capital spending. From a segment standpoint, the Company's depreciation and amortization expense for Fiscal 2003 comprises 53.2% from the Company's tax and financial planning office segment, 46.8% from the Company's broker-dealer segment. For Fiscal 2002, the Company's depreciation and amortization expense comprises 47.9.0% from the Company's tax and financial planning office segment, 30.9% from the Company's broker-dealer segment and 21.2% from e1040.com.

      Goodwill and Other Intangible Assets Impairment Loss. As a result of the Company adopting SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill and other intangible assets were determined to be impaired by $3.9 million for the fiscal year ended June 30, 2003. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment. The goodwill and impairment loss for the fiscal year ended June 30, 2002 was $5 million.

Other Income and (Expenses). Other income (expenses) for the fiscal year ended June 30, 2003 was $(1.7) million compared to $(0.6) million for the fiscal year ended June 30, 2002. The decrease in other income (expenses) of $1.21 million or 211.6% is comprised of a decrease of $2.1 million or 94.3% in interest and investment income recognized, offset by an increase of interest expense of $0.1 million or 3.4% due to higher debt level in Fiscal 2002. Other income (expense) decreased $.8 million or 90.6% from $.1 million in 2003 to expense of $0.9 million in 2002. Other expense of $(0.9) million in 2002 is primarily attributed to unrealized losses on trading. During Fiscal 2003, the Company has set up a separate bond trading desk and now records all realized and unrealized gains and losses resulting from trading in revenue.

Income (Loss) from Continuing Operations Before Taxes. The Company's loss from continuing operations before taxes for the fiscal year ended June 30, 2003 was $(12.6) million compared to a loss of $(23.7) million for the fiscal year ended June 30, 2002, a decrease of $11.1 million. From a segment standpoint, the Company's income (loss) from continuing operations before taxes for the fiscal year ended June 30, 2003 is composed of a loss of $(10.0) million from the Company's tax and financial planning office segment and net loss of $(2.7) million from the Company's broker-dealer segment. The fiscal year ended June 30, 2002 is composed of a loss of $(19.9) million from the Company's tax and financial planning office segment, loss of $(1.8) million from the Company's broker-dealer segment and a loss of $(2.0) million from e1040.com. The loss at the Company's tax and financial planning is primarily attributed to lower financial planning revenues without a corresponding decrease in fixed costs, impairments of goodwill and other intangibles.

Income Tax Provision. The Company's income tax provision for the fiscal year ended June 30, 2003 was $0.1 million compared to an income tax benefit of $(1.0) million for the fiscal year ended June 30, 2002 for a decrease of $0.6 million or 109.3%. The increase in the income tax provision is the result of the lower losses in Fiscal 2003 compared to Fiscal 2002. The Company's effective income tax rate for fiscal year 2003 was (0.4%) as compared to (0.6%) for Fiscal 2002.

Loss from Continuing Operations. The Company's loss from continuing operations after income taxes for the fiscal year ended June 30, 2003 was $(12.7) million compared to a loss of $(22.7) million for the fiscal year ended June 2002, a decrease of $10.0 million or 44.1%. The decreased loss is primarily attributed to a decrease in operating expenses, a decrease of impairment of goodwill and other intangible assets, offset by a decrease in revenues.

Income (Loss) from Discontinued Operations. The Company's loss from discontinued operations for the fiscal year ended June 30, 2003 was $1.3 million compared to income of $.4 million for the fiscal year ended June 2002, an increase loss of $1.8 million or 391.7%. Components of the loss represent $1.2 million of losses in Fiscal 2003 related to the sales of offices, including those 47 offices sold to Pinnacle, compared to income of $1.5 million from those same offices in Fiscal 2002, a decrease of $2.7 million. The other component is the realized gain/loss on the disposal of these offices. For Fiscal 2003, the Company realized a loss of $.1 million compared to a loss of $.02 million in Fiscal 2002, an increase of $.55 million.

Net Income (Loss). The Company's net loss for the fiscal year ended 2003 was $14.0 million compared to a loss of $22.3 million in fiscal year ended 2002, a decrease of $8.9 million or 37.1%.

The Company's business is seasonal, with a significant component of its revenue earned during the tax season of January through April. The effect of inflation has not been significant to the Company's business in recent years.

FISCAL 2002 COMPARED TO FISCAL 2001 (AS RESTATED)

Revenue. The Company's revenues for the fiscal year ended June 30, 2002 were $67.5 million compared to $82.7 million for the fiscal year ended June 30, 2001, a decrease of $15.2 million. This decrease was primarily attributable to a decrease in financial planning services and lower tax preparation revenues. The decline in revenues from tax preparation is attributable to a reduction in on-line returns prepared and the impact of some tax preparer attrition and reduced tax preparation marketing, offset by acquisitions. The reduction in financial planning revenue for Fiscal 2002 was a product of the declining financial markets. The declining financial markets resulted in declines in the volume of securities transactions and in market liquidity, which resulted in lower revenues from trading activities and commissions.

The Company's tax and financial planning office segment consists of $7.4 million and $8.4 million for tax preparation services, $59.5 million and $72.6 million for financial planning business done at an office level and $0.5 million and $1.0 million for third party direct mail business for the fiscal years ended June 30, 2002 and 2001, respectively.

The Company's broker-dealer segment consists of financial planning business done by Prime and North Ridge, before elimination of intercompany financial planning revenue. Prime represented 91.5% and 92% and North Ridge represented 8.5% and 8% of the broker-dealer segment total revenues for the fiscal years ended June 30, 2002 and 2001, respectively.

The $1.0 million or 11.6% year-to-year reduction in the tax preparation revenue is attributed to an increase in price competition, offset in part by the acquisition of new tax practices during Fiscal 2002 and the full-year effect of the new tax practices acquired in Fiscal 2001. The $13.1 million or 18.0% decrease in financial planning revenue and the corresponding decrease in the broker-dealers segment is attributed to the decline in the financial markets. The decline in the financial markets resulted in declines in the volume of securities transactions and in market liquidity, which resulted in lower revenues from trading activities and commissions. In Fiscal 2002, e1040.com contributed approximately $69,000 of revenues compared to approximately $792,000 in Fiscal 2001. This significant 91.3% reduction was attributed to a reduced advertising and media campaign budget, as well as increased price competition for online tax services.

Operating Expenses. The Company's operating expenses for the fiscal year ended June 30, 2002 were $90.6 million or 134.3% of revenues compared to operating expenses of $85.8 million or 103.7% of revenues for the fiscal year ended June 30, 2001. Operating expenses for the fiscal year ended June 30, 2002 had a decrease of $4.2 million in salaries and commissions and $1.1 million in advertising expense, offset in part by an increase of $4.5 million in general and administrative expenses; $0.3 million in rent; $0.3 million in depreciation and amortization; and $5.0 million in goodwill and intangible assets impairment losses.

Salaries and Commissions Expense. Salaries and commissions expense consists primarily of salaries and commissions paid to financial planners for financial planning services as well as related payroll taxes and employee benefit costs. For the fiscal year ended June 30, 2002, salaries and commissions decreased $4.2 million or 6.3% to $62.3 million from $66.5 million for the fiscal year ended June 30, 2001. The decrease in salaries and commission expense is primarily attributed to a decrease in commissions paid to financial planners as a result of the decreased sales of financial planning services.

General and administrative expense. General and administrative expense consist primarily of expenses for general corporate functions including outside legal and professional fees, insurance, telephone, bad debt expenses and general corporate overhead costs. General and administrative expenses for the fiscal year ended June 30, 2002 increased by $4.5 million or 50.4% to $13.4 million from $8.9 million for the fiscal year ended June 30, 2001. The increase in general and administrative expense is attributed to legal fees related to a proxy fight of concerned shareholders and due to the audit committee doing an investigation into alleged accounting irregularities, as well as the opening of new offices acquired in Fiscal 2002 and the full-year effect of Fiscal 2001 acquisitions, offset in part by the continued implementation of cost containment initiatives.

Rent Expense. For the fiscal year ended June 30, 2002, rent expense increased by $0.3 million or 10.3% to $3.5 million compared to $3.2 million for the fiscal year ended June 30, 2001. The increase in rent expense is primarily attributed to the acquisition of new offices during Fiscal 2002, the full-year inclusion of offices opened in Fiscal 2001 and the expansion of office space by some of our existing offices.

Depreciation and Amortization. For the fiscal year ended June 30, 2002, depreciation and amortization expense increased by $0.3 million or 9.6% to $3.1 million compared to $2.9 million for the fiscal year ended June 30, 2001. The increase in depreciation and amortization is primarily attributed to additional purchases of computer and other equipment and impairment of e1040.com fixed assets, offset in part by the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" on July 1, 2001, which required the Company to stop amortizing goodwill and indefinite lived intangible assets. From a segment standpoint, the Company's depreciation and amortization expense for fiscal year 2002 comprises 48.3% from the Company's tax and financial planning office segment, 30.9% from the Company's broker-dealer segment and 20.8% from e1040.com. For fiscal year 2001, the Company's depreciation and amortization expense comprises 53.6% from the Company's tax and financial planning office segment, 37.9% from the Company's broker-dealer segment and 8.5% from e1040.com. The change in mix is associated with e1040.com goodwill being impaired in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets".

Advertising Expense. Advertising expense for the fiscal year ended June 30, 2002 was $1.6 million compared to $2.6 million for the fiscal year ended June 30, 2001. The decrease of $1.0 million or 40.4% in advertising cost was attributed to lower print, media and banner advertisements and the continued implementation of cost containment initiatives.

Goodwill and Other Intangible Assets Impairment Loss. As a result of the Company adopting SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill and other intangible assets were determined to be impaired by $7.5 million for the fiscal year ended June 30, 2002. Of the $7.5 million, $5 million relates to continuing operations and the remaining $2.5 million relates to the offices that are included in discontinued operations. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment. There was no goodwill and impairment loss for the fiscal year ended June 30, 2001, as SFAS No. 142 was not issued by FASB or adopted by the Company until July 2001.

Other Income and (Expenses). Other income (expenses) for the fiscal year ended June 30, 2002 was $(0.6) million compared to $0.5 million for the fiscal year ended June 30, 2001. The decrease in other income (expenses) of $1.1 million or (205.4)% is comprised of an increase of $2.1 million or 1130.9% in interest and investment income recognized, offset by an increase of interest expense of $0.5 million or 36.5% due to higher debt level in Fiscal 2002. Other income (expense) decreased $2.7 million or (152.0)% from income of $1.7 million in 2001 to expense of $0.9 million in 2002. Other income in 2001 includes unrealized trading gains of approximately $1.0 million and approximately $0.7 of gain on the recession of an acquisition contract recognized in Fiscal 2001. Other expense of $(0.9) million in 2002 is primarily attributed to unrealized losses on trading.

(Loss) From Continuing Operations Before Taxes. The Company's loss before taxes for the fiscal year ended June 30, 2002 was ($23.7) million compared to a loss of ($2.6) million for the fiscal year ended June 30, 2001, an increase of $21.1 million. From a segment standpoint, the Company's loss from continuing operations before taxes for the fiscal year ended June 30, 2002 is composed of a loss of $(18.7) million from the Company's tax and financial planning office segment, loss of $(3.0) million from the Company's broker-dealer segment and a loss of $(2.0) million from e1040.com. For the fiscal year ended June 30, 2001, the Company's loss from continuing operations before taxes is comprised of a loss of $7.5 million from the Company's tax and financial planning office segment, income of $5.0 million from the Company's broker-dealer segment, a loss of $.6 million from e1040.com and income of $.6 from Progressive Mail Services. The increased loss at e1040.com was attributed to increased price competition, which lowered revenue significantly. The loss at the Company's tax and financial planning and the broker-dealer segments, is primarily attributed to lower financial planning revenues without a corresponding decrease in fixed costs, impairments of goodwill and other intangibles and losses on trading securities.

Income Tax Provision (Benefit). The Company's income tax (benefit) for the fiscal year ended June 30, 2002 was $(0.1) million compared to an income tax provision of $0.7 million for the fiscal year ended June 30, 2001 for a decrease of $1.6 million or 233.2%. The decrease in the income tax provision is the result of the increased losses in Fiscal 2002 compared to profitability in Fiscal 2001.

Loss from Continuing Operations. The Company's loss from continuing operations after income taxes for the fiscal year ended June 30, 2002 was $22.7 million compared to a loss of $3.3 million for the fiscal year ended June 2001, a decrease of $19.5 million. The decrease is primarily attributed to a decline in revenues and impairment of goodwill and other intangible assets.

Income from Discontinued Operations. The Company's income from discontinued operations for the fiscal year ended June 30, 2002 was $.4 million compared to income of $3.0 million for the fiscal year ended June 30, 2001, a decrease of $2.6 million. The decrease is primarily attributed to the decline in revenues and the impairment of goodwill and intangibles related to discontinued operations of $2.5 million.

Net (Loss). The Company's net loss for the fiscal year ended 2002 was $22.3 million compared to a loss of $.2 million in fiscal year ended 2001, an increase of $22.1 million or 10,384.4%.

The Company's business is seasonal, with a significant component of its revenue earned during the tax season of January through April. The effect of inflation has not been significant to the Company's business in recent years.

LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues have been, and are expected to continue to be, significantly seasonal. As a result, the Company must generate sufficient cash during the tax season, in addition to its available bank credit, to fund any operating cash flow deficits in the first half of the following fiscal year. Operations during the non-tax season are primarily focused on financial planning services along with some ongoing accounting and corporate tax revenue. Since its inception, the Company has utilized funds from operations, proceeds from its initial public offering and bank borrowings to support operations, finance working capital requirements and complete acquisitions. As of June 30, 2003 the company had $1.0 million in cash and cash equivalents and $0.8 million in marketable securities. Prime and North Ridge are subject to the SEC's Uniform Net Capital Rule 15c 3-1 (Prime) and 15c 3-3 (North Ridge), which require the maintenance of minimum regulatory net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed the greater of 15 to 1 or $100,000 and $25,000, respectively.

In February 2002, Prime Partners, Inc. of New York (previously known as Prime Financial Services, Inc., New York) loaned to the Company $1.0 million at a stated interest rate of 10% which was repaid in full plus accrued interest of $14,855 in April 2002. During the fiscal year ended June 30, 2001, Prime Partners, Inc. loaned to the Company an aggregate of $600,000. A total of $465,608 in loans were made by Prime Partners, Inc. to the Company during Fiscal 2003. As of June 30, 2003, the Company owed Prime Partners, Inc. $710,100. Michael Ryan, the Company's Chief Executive Officer and President, is one of the major shareholders of Prime Partners, Inc.

The Company received total consideration under the Pinnacle Asset Purchase of approximately $7,270,000 (see Note 20 of the "Notes to Consolidated Financial Statements"). In addition to the Pinnacle transaction, in Fiscal 2003, the Company completed the sale of 13 other offices to various parties for an aggregate sales price of approximately $2,332,294, consisting of approximately $490,091 of cash and $1,842,203 of promissory notes due to the Company (see Note 1of the "Notes to Consolidated Financial Statements").

The Company's cash flows used in operating activities totaled $1.5 million for the fiscal year ended June 30, 2003 compared to cash flows used by operating activities of $4.6 million for the fiscal year ended June 30, 2002. The decrease of $3.1 million in cash used in operating activities was due primarily to a decrease in net loss as a result of continued cost containment efforts, offset by decreases in depreciation and amortization and impairment charges.

Net cash provided by investing activities totaled $1.5 million for the fiscal year ended June 30, 2003 compared to cash flows used in investing activities of $.4 million for the fiscal year ended June 30, 2002. The increase in cash provided of $1.9 million was primarily attributed to proceeds received from the sale of discontinued operations as well as a decrease in capital expenditures. These were partially offset by a decrease in cash proceeds from the sale of properties.

The Company's cash flows used in financing activities totaled $1.3 million for the fiscal year ended June 30, 2003 compared to cash flows provided by financing activities of $1.8 million for the fiscal year ended June 30, 2002. The decrease of $3.1 million in cash used in financing is due primarily to a decrease in proceeds received from banks and other loans, partially offset by a decrease in payouts of bank and capital lease obligations.

CONTRACTUAL OBLIGATION AND COMMERCIAL COMMITMENTS

The table below summarizes the Company's contractual obligations for the five years subsequent to June 30, 2003 and thereafter. The amounts represent the maximum future cash contractual obligations.

                                                                      Payment Due by Period
                                                                      ---------------------
                                                                        2005           2007          After
Contractual Obligations                  Total           2004         to 2006        to 2008          2008
-----------------------                  -----           ----         -------        -------          ----
Debt                                  $12,842,137    $12,166,618    $   538,961    $    83,360    $    53,198
Operating leases                       11,214,533      3,698,058      4,882,334      1,589,755      1,044,386
Capital Leases                            642,933        362,759        208,695         48,034         23,446
                                      -----------    -----------    -----------    -----------    -----------
Total contractual cash obligations    $24,699,603    $16,227,435    $ 5,629,996    $ 1,721,149    $ 1,121,030

In connection with the Pinnacle sale, all operating leases associated with the Purchased Offices were assigned to Pinnacle, but the Company still remains liable on the leases. Aggregate operating lease commitment amounts included in the table above with respect to the leases assigned to Pinnacle in November 2002 are $1,430,987, $1,296,148, $791,851, $451,049, $346,348 and $575,586 for the
fiscal years ending June 30, 2004, 2005, 2006, 2007, 2008 and thereafter, respectively.

The Company is also contractually obligated to certain employees and executives pursuant to commission agreements and compensation agreements.

MARKET FOR COMPANY'S COMMON EQUITY

The shares of the Company's Common Stock were delisted from the NASDAQ national market in August 2002 and are now traded in the over-the-counter market on what is commonly referred to as the "pink sheets". As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. In addition, the Company is now subject to Rule 15c2-11 promulgated by the SEC. If the Company fails to meet criteria set forth in such Rule (for example, by failing to file periodic reports as required by the Exchange Act), various practice requirements are imposed on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have a materially adverse effect on the ability of broker-dealers to sell the Company's securities, which may materially affect the ability of shareholders to sell the securities in the secondary market.

The delisting could make trading the Company's shares more difficult for investors, potentially leading to further declines in share price. It would also make it more difficult for us to raise additional capital. The Company will also incur additional costs under state blue-sky laws if we sell equity due to our delisting.

EFFECTS OF INFLATION

Due to relatively low levels of inflation in 2003, 2002, 2001 and 2000, inflation has not had a significant effect on the Company's results of operations since inception.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Certain of the Company's accounting policies require higher degrees of judgment than others in their application. These include: impairment of intangible assets, valuation of customer receivables and income tax recognition of deferred tax items. The Company's policy and related procedures for impairment of intangible assets, and income tax recognition of deferred tax items are summarized below.

Impairment of Intangible Assets. Impairment of Intangible Assets results in a charge to operations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The measurement of the future net cash flows to be generated is subject to management's reasonable expectations with respect to the Company's future operations and future economic conditions which may affect those cash flows. The Company tests goodwill for impairment annually or more frequently whenever events occur or circumstances change, which would more likely than not reduce the fair value of a reporting unit below its carrying amount. The measurement of fair value in lieu of a public market for such assets or a willing unrelated buyer relies on management's reasonable estimate of what a willing buyer would pay for such assets. Management's estimate is based on its knowledge of the industry, what similar assets have been valued in sales transactions and current market conditions.

Income Tax Recognition of Deferred Tax Items. The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Significant management judgment is required in determining our deferred tax assets and liabilities. Management makes an assessment of the likelihood that our deferred tax assets will be recovered from future taxable income, and to an amount that it believes is more likely than not to be realized.

Revenue Recognition. The Company recognizes all revenues associated with income tax preparation, accounting services and direct mail services upon completion of the services. Financial planning services include securities and other transactions. The related commission revenue and expenses are recognized on a trade date basis.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Other Significant Accounting Policies. Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. These policies require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standard setters appear likely to cause a material change in the Company's accounting policies, outcomes cannot be predicted with confidence. Also see Note 2 to the consolidated Financial Statements, which discusses accounting policies that must be selected by management when there are acceptable alternatives.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, SFAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

The Company adopted SFAS 144 on July 1, 2002. Adoption of SFAS 144 did not have an immediate impact on long-lived assets held for use on the Company's financial statements because the impairment assessment under SFAS 144 is largely unchanged from Statement 121. The provisions of SFAS 144 for assets held for sale or other disposal generally are required to be applied prospectively after adoption to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's financial statements (see Note 20 to the "Notes to Consolidate Financial Statements").

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring "). The principal difference between SFAS No. 146 and EITF 94-3 relates to the timing of liability recognition. Under SFAS No. 146, a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial position or results of operations.

In October 2002, SFAS No. 147 "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" ("SFAS 147") was issued. FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. The adoption of SFAS No. 147 is not expected to have a material impact on the Company's financial position or results of operations.

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

In April 2003, SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149") was issued. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of SFAS No. 149 is not expected to have a material impact on the Company's financial position or results of operations.

In May 2003, SFAS No. 150 "Accounting for Certain Financial Instruments with characteristics of both liabilities and equity" ("SFAS 150") was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment to Concepts Statement 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. The adoption of SFAS No. 150 is not expected to have a material impact on the Company's financial position or results of operations.

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

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management is evaluating the impact, if any, that adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. To date, the Company's exposure to market risk has been limited and it is not currently hedging any market risk, although it may do so in the future. The Company does not hold or issue any derivative financial instruments for trading or other speculative purposes. The Company is exposed to market risk associated with changes in the fair market value of the marketable securities that it holds. The Company's revenue and profitability may be adversely affected by declines in the volume of securities transactions and in market liquidity, which generally result in lower revenues from trading activities and commissions. Lower securities price levels may also result in a reduced volume of transactions, as well as losses from declines in the market value of securities held by the Company in trading, investment and underwriting positions. Sudden sharp declines in market values of securities and the failure of issuers and counterparts to perform their obligations can result in illiquid markets in which the Company may incur losses in its principal trading and market making activities.

Interest Rate Risk. The Company's obligations under its Wachovia and Travelers credit facilities bear interest at floating rates and therefore, the Company is impacted by changes in prevailing interest rates.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company has presented the following financial statements:

      o Fiscal year ended June 30, 2003 audited by Radin, Glass & Co., whose report is included below.
      o Fiscal year ended June 30, 2002 had been audited by another accounting firm. Because of a financial disagreement between the Company and that firm, the previous auditing firm has neither reviewed this filing nor consented to the inclusion of the report it previously issued. Accordingly, the financial statements for the year ended June 30, 2002 are presented as unaudited. Management believes that the financial statements include all adjustments that are necessary for a fair presentation of the Company's financial position and results of operations. At such time as the financial disagreement is resolved, the Company will seek to have the previous auditors consent to the inclusion of their report. There may be revisions to the financial disclosures for the year ended June 30, 2002 as a result of their review.
      o Fiscal year ended June 30, 2001 was audited by Arthur Andersen & Co., who has not consented to the inclusion of its report as indicated below.

As discussed in Note 2(i) to the financial statements, the Company adopted Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets on July 1, 2001.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

      Reports of Independent Public Accountants..........................     38

      Consolidated Balance Sheets as of June 30, 2003 and 2002...........     39

      Consolidated Statements of Operations
           for the years ended June 30, 2003, 2002 and 2001..............     40

      Consolidated Statements of Shareholders' Equity (Deficit)
           for the years ended June 30, 2003, 2002 and 2001..............  41-44

      Consolidated Statements of Cash Flows
           for the years ended June 30, 2003, 2002 and 2001..............  45-46

      Notes to Consolidated Financial Statements.........................  47-76

      All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

                           INDEPENDENT AUDITORS REPORT

Shareholders and Directors of
Gilman + Ciocia, Inc.
Poughkeepsie, NY

We have audited the accompanying consolidated balance sheet of Gilman + Ciocia, Inc. and subsidiaries as of June 30, 2003 and the related consolidated statements of operations, shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the prior years were audited by other auditors which reports are not included herein as indicated above.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gilman + Ciocia, Inc. and subsidiaries at June 30, 2003 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations in each of its last four years and is in breach of covenants in connection with its loan agreements. These matters raise substantial doubt about its ability to continue as a going concern. Note 1 to the financial statements describes management's plans in regard to these matters. The financial statements do not include any adjustments that may result from the outcome of these matters.


/s/ Radin, Glass & Co., LLP
New York, NY
January 16, 2004

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Gilman + Ciocia, Inc.:

We have audited the accompanying consolidated balance sheets of Gilman + Ciocia, Inc. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the periods ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


/s/ Arthur Andersen, LLP

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

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                            (Unaudited)
                                                                            June 30,         June 30,
                                                                              2003             2002
                                                                          ------------     ------------
Assets

Cash and cash equivalents                                                 $    955,097     $  2,223,806
Marketable securities                                                          969,622        1,759,742
Trade accounts receivable, net                                               5,408,252        6,958,346
Receivables from officers, shareholders
 and employees, net                                                            555,839        1,129,092
Assets of Discontinued Operations                                                3,568        4,736,375
Due From Office Sales - Current                                                237,302               --
Prepaid expenses and other current assets                                      476,397          150,810
Income taxes receivable                                                         27,590          748,678
                                                                          ------------     ------------
  Total current assets                                                       8,633,668       17,706,849

Fixed assets, net                                                            2,396,313        3,239,502
Goodwill                                                                     3,900,072        5,264,858
Intangible assets, net                                                       6,133,248        9,303,400
Due from Office Sales - Non Current                                            522,090               --
Other assets                                                                 1,010,449        1,657,904
                                                                          ------------     ------------
  Total assets                                                            $ 22,595,840     $ 37,172,513
                                                                          ============     ============

Liabilities and Shareholders' Equity (Deficit)

Accounts payable and accrued expenses                                     $ 14,043,809     $ 12,808,741
Current portion of notes payable and
 capital leases                                                             12,166,618       12,393,867
Liabilities of Discontinued Operations                                       1,725,707        3,407,335
                                                                          ------------     ------------
  Total current liabilities                                                 27,936,134       28,609,943

Long term portion of notes payable and
 capital leases                                                                650,622          851,501
Other liabilities                                                               11,000               --
                                                                          ------------     ------------
  Total liabilities                                                         28,597,756       29,461,444
                                                                          ------------     ------------

Shareholders' Equity (Deficit)
Preferred stock, $0.001 par value; 100,000 shares authorized; no shares issued and outstanding at June 30, 2003, and 2002 respectively
Common stock, $0.01 par value 20,000,000 shares authorized; 10,039,561
and 9,203,027 shares issued at June 30, 2003, and 2002, respectively           100,395           92,030
Additional paid in capital                                                  29,850,805       29,534,307
Treasury stock 278,222 and 263,492 shares of common stock,
respectively, at cost                                                       (1,075,593)      (1,065,996)
Note receivable for acquired shares                                           (105,000)        (105,000)
Retained deficit                                                           (34,772,523)     (20,744,272)
                                                                          ------------     ------------
  Total shareholders' Equity (Deficit)                                      (6,001,916)       7,711,069
                                                                          ------------     ------------

                                                                          ------------     ------------
  Total liabilities and shareholders' equity (deficit)                    $ 22,595,840     $ 37,172,513
                                                                          ============     ============

The accompanying notes are an integral part of these financial statements

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Year Ended June 30,
                                              -----------------------------------------------
Revenues:                                         2003              2002        2001 Restated
                                                                (Unaudited)     See Note 2A
                                              ------------     ------------     -------------
 Financial planning services                  $ 56,093,323     $ 59,511,847     $ 72,598,200
 Tax preparation fees                            6,763,879        7,411,422        8,385,390
 e1040.com                                              --           69,096          791,621
 Direct mail services                                   --          505,407          966,519
                                              ------------     ------------     ------------
    Total revenues                              62,857,202       67,497,772       82,741,730
                                              ------------     ------------     ------------

Operating Expenses:

 Salaries and commissions                       51,990,466       62,284,371       66,465,474
 General and administrative                     10,421,483       13,383,994        8,900,584
 Advertising                                       832,256        1,566,442        2,629,706
 Brokerage fees and licenses                     1,598,880        1,739,294        1,770,027
 Rent                                            2,980,548        3,534,472        3,204,398
 Depreciation and amortization                   2,009,950        3,128,347        2,855,180
 Loss on sale of equipment                          85,326               --               --
 Goodwill Impairment                             3,851,585        4,990,315
                                              ------------     ------------     ------------
    Total operating expenses                    73,770,493       90,627,234       85,825,369
                                              ------------     ------------     ------------

Income (loss) from
 continuing operations before other           ------------     ------------     ------------
 income and expenses                           (10,913,292)     (23,129,462)      (3,083,639)
                                              ------------     ------------     ------------

Other Income (Expenses):

 Interest and investment income                    129,679        2,268,390          184,284
 Interest expense                               (1,850,933)      (1,915,138)      (1,403,210)
 Other income (expense), net                                       (905,629)       1,742,995
                                              ------------     ------------     ------------
    Total other income (expense)                (1,721,254)        (552,377)         524,069
                                              ------------     ------------     ------------

Loss from continuing operations               ------------     ------------     ------------
 before income taxes                           (12,634,546)     (23,681,840)      (2,559,570)
                                              ------------     ------------     ------------

                                              ------------     ------------
Income taxes (benefit)                              86,500         (929,419)         697,764
                                              ------------     ------------

                                              ------------     ------------     ------------
Loss from continuing operations                (12,721,046)     (22,752,421)      (3,257,334)
                                              ------------     ------------     ------------

Discontinued Operations:

Income (loss) from discontinued operations      (1,228,413)       1,529,926        3,044,595

Gain (loss) on disposal of
 discontinued operations                           (72,292)         (17,339)              --

Income taxes (benefit)                               6,500        1,064,465               --

                                              ------------     ------------     ------------
Income (loss) from discontinued operations      (1,307,205)         448,122        3,044,595
                                              ------------     ------------     ------------

Net income (loss)                             $(14,028,251)    $(22,304,299)    $   (212,739)
                                              ============     ============     ============

Net Loss per share:
  Basic and diluted net loss                  ($      1.49)    ($      2.58)    ($      0.03)
                                              ============     ============     ============

Weighted Average number of common shares outstanding:

  Basic and diluted shares outstanding           9,440,815        8,647,966        8,082,674
                                              ============     ============     ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

                                                                                                          RETAINED EARNINGS
                                                                           ADDITIONAL PAID IN               (ACCUMULATED
                                                COMMON STOCK                     CAPITAL                       DEFICIT)
                                                ------------               ------------------             -----------------
Balance at June 30, 2000                8,030,834         $     80,308         $ 23,976,897                 $  1,772,766
Comprehensive loss:
  Net loss, as restated                        --                   --                   --                     (212,739)

   Comprehensive loss

Purchase of treasury stock                     --                   --                   --                           --
Re-issuance of treasury stock                  --                   --                   --                           --
Re-issuance of treasury
stock-employee stock purchase
plan                                           --                   --             (122,252)                          --
Issuance of  warrants in
connection with refinancing                    --                   --              800,000                           --

                                                                                  STOCK
                                                                              SUBSCRIPTIONS/
                                               TREASURY STOCK                      NOTE                         TOTAL
                                               --------------                 RECEIVABLE FOR                 SHAREHOLDERS
                                        SHARES               AMOUNT            SHARES SOLD                 EQUITY (DEFICIT)
                                     ------------         ------------        --------------               ----------------
Balance at June 30, 2000                  247,895         $ (1,012,130)        $   (105,000)                $ 24,712,841
Comprehensive loss:
  Net loss, as restated                        --                   --                   --                     (212,739)

Purchase of treasury stock                160,439             (648,503)                  --                     (648,503)
Re-issuance of treasury stock                (200)               1,025                   --                        1,025
Re-issuance of treasury
stock-employee stock purchase
plan                                      (70,615)             330,513                   --                      208,261
Issuance of  warrants in
connection with refinancing                    --                   --                   --                      800,000

                                                                                                              RETAINED
                                                COMMON STOCK                                                  EARNINGS
                                                ------------                ADDITIONAL PAID IN              (ACCUMULATED
                                        SHARES               AMOUNT              CAPITAL                       DEFICIT)
                                     ------------         ------------      ------------------              ------------
Issuance of common stock                   10,000                  100               30,105                           --
Issuance of common stock and
options in connection with
business combinations                     594,617                5,947            2,921,748                           --
Issuance of common stock in
lieu of cash payment                        5,250                   52               52,466                           --
Stock based compensation                   14,128                  141               52,989                           --
                                     ------------         ------------         ------------                 ------------
Balance at June 30, 2001                8,654,829         $     86,548         $ 27,711,953                 $  1,560,027

Comprehensive loss:
   Net loss                                    --                   --                   --                  (22,304,299)

Comprehensive loss                             --                   --                   --                           --

Purchase of treasury stock                     --                   --                   --                           --
Issuance of common stock in
connection with exercise of
stock options                               3,500                   35                9,590                           --
Re-issuance of treasury
stock-employee stock purchase
plan                                           --                   --              (54,516)                          --
Issuance of  warrants in
connection with refinancing                    --                   --              300,000                           --
Issuance of common stock in
connections with loan
agreement                                 195,298                1,953              448,047                           --
Issuance of common stock in
connection with  business
combinations                              390,576                3,906            1,239,468                           --
Rescindment of acquisition                (41,176)                (412)            (120,235)                          --
                                     ------------         ------------         ------------                 ------------

Balance at June 30, 2002                9,203,027         $     92,030         $ 29,534,307                 $(20,744,272)
                                     ============         ============         ============                 ============

                                                                                  STOCK
                                                                              SUBSCRIPTIONS/
                                              TREASURY STOCK                       NOTE                         TOTAL
                                              --------------                  RECEIVABLE FOR                SHAREHOLDERS'
                                        SHARES               AMOUNT            SHARES SOLD                     EQUITY
                                     ------------         ------------        --------------                ------------
Issuance of common stock                       --                   --                   --                       30,205
Issuance of common stock and
options in connection with
business combinations                          --                   --                   --                    2,927,695
Issuance of common stock in
lieu of cash payment                           --                   --                   --                       52,518
Stock based compensation                       --                   --                   --                       53,130
                                     ------------         ------------         ------------                 ------------
Balance at June 30, 2001                  337,519         $ (1,329,095)        $   (105,000)                $ 27,924,433

UNAUDITED
Comprehensive loss:
   Net loss                                    --                   --                   --                  (22,304,299)

Purchase of treasury stock                 47,937             (120,576)                  --                     (120,576)
Issuance of common stock in
connection with exercise of
stock options                                  --                   --                   --                        9,625
Re-issuance of treasury
stock-employee stock purchase
plan                                     (121,964)             383,675                   --                      329,159
Issuance of  warrants in
connection with refinancing                    --                   --                   --                      300,000
Issuance of common stock in
connections with loan
agreement                                      --                   --                   --                      450,000
Issuance of common stock in
connection with  business
combinations                                   --                   --                   --                    1,243,374
Rescindment of acquisition                     --                   --                   --                     (120,647)
                                     ------------         ------------         ------------                 ------------

Balance at June 30, 2002 - UNAUDITED      263,492         $ (1,065,996)        $   (105,000)                $  7,711,069
                                     ============         ============         ============                 ============

                                                                                                              RETAINED
                                               COMMON STOCK                                                   EARNINGS
                                                                            ADDITIONAL PAID IN              (ACCUMULATED
                                        Shares               Amount              CAPITAL                       DEFICIT)
                                     ------------         ------------      ------------------              ------------
Net Loss                                                                                                    $(14,028,251)

Issuance of stock in connection
With earnout agreement                     16,534                  165                6,448

Issuance of stock in connection
With default on note payable              820,000                8,200              310,050                       18,250
                                     ------------         ------------         ------------                 ------------
                                       10,039,561         $    100,395         $ 29,850,805                 $(34,772,523)

                                                                                 STOCK
                                                                             SUBSCRIPTIONS/
                                               TREASURY STOCK                     NOTE                         TOTAL
                                               --------------                RECEIVABLE FOR                 SHAREHOLDERS'
                                        SHARES               AMOUNT            SHARES SOLD                     EQUITY
                                     ------------         ------------       --------------                 ------------
Net Loss                                                                                                    $(14,028,251)

Issuance of stock in connection
With earnout agreement                                                                                             6,613

Issuance of stock in connection
With default on note payable                                                                                     318,250

Purchase of Treasury Shares                14,730         $     (9,597)                                     $     (9,597)
                                     ------------         ------------         ------------                 ------------
Balance June 30, 2003                     278,222         $ (1,075,593)        $   (105,000)                $ (6,001,916)
                                     ============         ============         ============                 ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEAR ENDED JUNE 30,
                                                                        -------------------------------------------------------
                                                                                             (Unaudited)          2001 RESTATED
                                                                            2003                 2002             SEE NOTE 2(a)
                                                                        ------------         ------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                ($14,028,251)        ($22,304,299)        ($   212,739)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization                                              2,167,256            3,651,001            3,156,629

Issuance of common stock for debt default penalties and interest             318,250                   --                   --

Goodwill and other intangible assets impairment loss                       3,851,585            7,489,099                   --
Amortization of debt discount                                                482,834              267,258              166,248
Provision (benefit) for income taxes                                          93,000              135,046              456,000
Loss (gain) on a rescission of an acquisition contract                                            205,832             (600,000)

(Gain) Loss on sale of equipment and properties                               85,325             (218,015)                  --

Amortization of deferred and other compensation                                   --                   --               50,057
Bad debt expense                                                             289,231            1,879,280                   --
(Income) Loss from joint venture                                             (66,747)               4,808                   --
Changes in assets and liabilities:
Accounts receivable, net                                                   1,681,603            1,321,801           (4,458,184)
Prepaid and other current assets                                            (321,480)             744,216              155,860
Change in marketable securities                                              798,862           (1,486,439)              17,111
Receivables from officers, shareholders and employees                        372,208             (300,170)            (353,556)
Other assets                                                                 539,761             (400,950)            (127,450)
Accounts payable and accrued expenses                                      1,611,005            4,336,352              687,301
Income taxes receivable (payable)                                            608,087               68,879            2,396,221
Increase in Other Liabilities                                                 31,000
                                                                        ------------         ------------         ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       (1,486,471)          (4,606,301)           1,333,498
                                                                        ------------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                        (146,090)          (1,004,689)          (1,517,505)
Cash paid for acquisitions, net of cash acquired                            (326,774)            (262,500)          (1,837,545)
Cash paid for the sale of businesses                                         (25,000)
Proceeds from the sale of discontinued operations                          1,863,254
Proceeds from the sale of joint ventures                                      90,000

Proceeds from the sale of property and equipment                              14,000              861,220                   --
                                                                        ------------         ------------         ------------

NET CASH USED IN INVESTING ACTIVITIES                                      1,469,390             (405,969)          (3,355,050)
                                                                        ------------         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of treasury stock                                                 (9,597)            (120,576)            (648,503)
Proceeds from bank and other loans                                         1,541,561           10,250,000           12,273,175
Payments of bank loans and capital lease obligations                      (2,783,592)          (8,316,647)          (8,780,944)
Net proceeds from issuance of common stock and
exercise of common stock options and warrants                                                       9,625               30,205
                                                                        ------------         ------------         ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES:                                (1,251,628)           1,822,402            2,873,933
                                                                        ------------         ------------         ------------

Net change in cash and cash equivalents                                   (1,268,709)          (3,189,868)             852,381
Cash and cash equivalents at beginning of period                           2,223,806            5,413,674            4,561,293
                                                                        ------------         ------------         ------------

Cash and cash equivalents at end of period                              $    955,097         $  2,223,806         $  5,413,674
                                                                        ============         ============         ============

                                                                                                              2001 RESTATED
                                                                                                              -------------
                                                                            2003               2002           SEE NOTE 2(a)
                                                                        -----------        -----------        -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest                                                                $   510,334        $   577,450         $   992,896
                                                                        ===========        ===========         ===========

Income taxes                                                                               $    33,833         $   309,773
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Re-issuance of treasury stock at fair value                                       0            383,675             331,538
Common stock and options issued in connection with
business combination                                                          6,613            893,374           2,927,695
Issuance of common stock for debt default penalties and interest            318,250
Exercise of stock options                                                        --                 --                  --
Equipment acquired under capital leases                                      70,860            422,254             414,240
Issuance of common stock upon loan obligation                                     0            450,000                  --
Note receivable on rescission of acquisition contract                            --                 --           1,000,000
Value of warrants issued                                                $         0        $   300,000         $   800,000
Details of business combinations:
Fair value of assets acquired                                           $   326,774        $ 1,165,874         $ 5,455,552
Less: liabilities assumed                                                         0            (10,000)           (690,312)
Less: Stock issued                                                                0           (893,374)         (2,927,695)
                                                                        -----------        -----------         -----------

Cash paid for acquisitions                                              $   326,774        $   262,500         $ 1,837,545
                                                                        ===========        ===========         ===========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2003, 2002, AND 2001

  The information for the year ended June 30, 2002 is presented as unaudited as indicated by the information preceding the Index to the Financial Statements

1. ORGANIZATION AND NATURE OF BUSINESS

(a) Description of the Company

Gilman + Ciocia, Inc. (together with its wholly owned subsidiaries, the "Company") is a corporation that was organized in 1981 under the laws of the State of New York and reincorporated under the laws of the State of Delaware in 1993. The Company provides financial planning services, including securities brokerage, insurance and mortgage agency services, and federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets. In Fiscal 2003, approximately 89% of the Company's revenues were derived from commissions on financial planning services and approximately 11% were derived from fees for tax preparation services. As of June 30, 2003, the Company had 43 offices operating in 5 states (New York, New Jersey, Connecticut, Florida and Colorado).

In Fiscal 2003, the Company had total revenues of $62.9 million representing a decrease of $4.6 million or 7.4% compared to $67.5 million in revenues from continuing operations in Fiscal 2002. The decline was primarily attributed to the reduction in commissions from financial planning services, which decreased $3.4 million or 6.1% to $56.1 million in Fiscal 2003 from $59.5 million in Fiscal 2002. In addition, revenues from tax preparation services decreased by $.6 million or 8.7% to $6.8 million in Fiscal 2003 from $7.4 million in Fiscal 2002. The reduction in financial planning revenue is primarily due to office sales (which were not part of the Company's discontinued operations) and weak financial markets. The decline in revenues from tax preparation is primarily attributable to the impact of office sales (which were not part of the discontinued operations) and non-returning clients, offset in part by new clients. See Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company's financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered losses from operations in each of its last four years, and is in default under its three largest financing agreements, raising substantial doubt about its ability to continue as a going concern. During Fiscal 2003, the Company incurred net losses of $14,028,251 and at June 30, 2003 had a working capital deficit of $19,302,466. The Company's ability to continue as a going concern and its future success is dependent on its ability to reduce costs and generate revenues.

As a result of a number of defaults under its agreements with Wachovia Bank, National Association ("Wachovia"), on November 27, 2002, the Company entered into a debt forbearance agreement with Wachovia and subsequently amended the debt forbearance agreement on June 18, 2003. Another of its lenders, Travelers Insurance Company ("Travelers") claimed several defaults under its agreement, but acknowledged that it was subject to the terms of a subordination agreement which restricts the remedies it can pursue against the Company. The Company's debt to Rappaport Gamma, Ltd. ("Rappaport") was due on October 30, 2002, but remains unpaid. This debt is also subordinated to Wachovia. That lender is entitled to receive shares of the Company's common stock monthly while the debt remains unpaid. As a result of these defaults, the Company's debt as to those lenders is classified as current liabilities on its financial statements. See "Recent Developments" and Note 9 to Consolidated Financial Statements.

(b) Delisting of the Company Stock

The Company's common stock was delisted from the NASDAQ national market in August 2002, and is now traded in the over-the-counter market on what is commonly referred to as the pink sheets. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the Company's securities. In addition, the Company is now subject to Rule 15c2-11 promulgated by the Securities and Exchange Commission. If the Company fails to meet criteria set forth in such Rule (such as failing to file required periodic reports pursuant to the Exchange Act) various practice requirements are imposed on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have a materially adverse effect on the ability of broker-dealers to sell the Company's securities, which may materially affect the ability of shareholders to sell the securities in the secondary market.

The delisting has made trading the Company's shares more difficult for investors, potentially leading to further declines in share price. It would also make it more difficult for the Company to raise additional capital, although the Company has no intentions to do so. The Company will also incur additional costs under state blue-sky laws if it sells equity.

(c) Basis of Presentation and Going Concern

The Company's June 30, 2003 Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. The Company has suffered losses from operations in each of its last four years, and is in default under its three largest credit facilities, raising substantial doubt about its ability to continue as a going concern. During Fiscal 2003, the Company incurred net losses totaling $14,028,251 and, at June 30, 2003, was in a working capital deficit position of $19,302,466., from continuing operations. At June 30, 2003, the Company had $955,097 of cash and cash equivalents and $5,408,252 of trade receivables to fund short-term working capital requirements. The Company's ability to continue as a going concern and its future success is dependent upon its ability to reduce costs, and generate revenues to: (1) satisfy its current obligations and commitments, and (2) continue its growth.

(d) Necessary Steps to Meet Cash Flow Requirements

The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2004. Management's plans in this regard include, but are not limited to, the following:

1. Management has engaged in an extensive campaign to reduce corporate overhead, consisting primarily of closing the White Plains, New York executive offices and consolidating those functions into the Poughkeepsie, New York home office. This has resulted in savings of approximately $170,000 per month.
2.    The company's current strategy is not to actively pursue acquisitions.
3. The company has negotiated with certain strategic vendors to settle current liabilities and will continue to do so.

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

(*) $1,012,863 representing net trading gains previously included in financial planning revenue have been reclassified to other income (expense) on the accompanying statements of operations for the year ended June 30, 2001.

(**) Retained earnings as of July 1, 2001 have been decreased by $351,000 for the effect of the restatements on prior years.

(***) Such amounts do not reflect the effect of discontinued operations.

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

(e) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include investments in money market funds and are stated at cost, which approximates market value. Cash at times may exceed FDIC insurable limits.

(f) Marketable Securities

The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company's short-term investments consist of trading securities and are stated at quoted market values, with unrealized gains and losses reported as investment income in earnings. During the fiscal years ended June 30, 2003, 2002, and 2001 the Company recognized unrealized gains (losses) from trading securities of $(163,769 ), $(957,031) and $1,071,849 respectively. Realized gains, realized losses and declines in value judged to be other-than-temporary, are included in other income (expense). All such gains and losses are calculated on the basis of specific-identification method. During the fiscal year ending June 30, 2003 the Company recognized $1,518,089 in realized gains . Interest earned is included in earnings. The original cost included in the carrying value of marketable securities at June 30, 2003 is $881,015.

Securities sold, but not yet purchased, are stated at quoted market values with unrealized gains and losses reflected in the statements of operations. Subsequent market fluctuations of securities sold, but not yet purchased, may require purchasing the securities at prices that may differ from the market values reflected in the accompanying balance sheets. The liability attributable to securities sold short, but not yet purchased, is $74,700 and is included in accounts payable and accrued expenses.

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

Depreciation is calculated on a straight-line basis over the following useful lives:

              Buildings                              31.5 years
              Equipment                               3-5 years
              Furniture and fixtures                  5-7 years
              Leasehold improvements                 5-10 years
              Software                                  5 years
              Assets under capital lease              3-7 years

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

As of June 30, 2003, the remaining amount of the Company's goodwill, net of amortization recorded prior to June 30, 2002, was approximately $3,900,072. As required by SFAS 142, the following table shows the Company's Fiscal 2001 results, which are presented on a basis comparable to the Fiscal 2002and Fiscal 2003 results, adjusted to exclude amortization expense related to goodwill.

                                                                        YEAR ENDED JUNE 30,
                                                                                                          RESTATED SEE
                                                                   2003                  2002             2001 Note 2
                                                              --------------         ------------         ------------
Net loss - as reported                                        $  (14,028,251)        $(22,304,299)        $   (212,739)

Add back: Goodwill amortization                                           --                                   331,228
                                                              --------------         ------------         ------------
Net income (loss) - as adjusted                                  (14,028,251)         (22,304,299)             118,489

Basic and diluted net loss per share:
   Basic and diluted net loss per share - as reported         $        (1.49)        $      (2.58)        $      (0.03)
   Add back: Goodwill & other intangible amortization                                                             0.04
                                                              --------------         ------------         ------------
   Net income (loss) per share - as adjusted                  $        (1.49)        $      (2.58)        $       0.01
                                                              ==============         ============         ============
 Weighted average shares:
   Basic and diluted                                               9,440,815            8,647,966            8,082,674

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

(k) Website Development and Internal Use Software Costs

In accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," as well as Emerging Issues Task Force ("EITF') 00-02, "Accounting for Website Development Costs," the Company capitalized costs incurred in the application development stage related to the development of its website and its internal use software in the amount of approximately $0 and $162,000 in Fiscal 2003 and 2002, respectively. Amortization expense is computed on a straight-line basis over a period of three to five years, the expected useful life, and amounted to approximately $94,681 and $52,000 for the years ended June 30, 2003 and 2002 (see Note 5).

(l) Revenue Recognition

The Company recognizes all revenues associated with income tax preparation, accounting services and direct mail services upon completion of the services. Financial planning services include securities and other transactions. The related commission revenue and expenses are recognized on a trade date basis.

(m) Advertising Costs

The costs to develop direct-mail advertising are accumulated and expensed upon the first mailing of such advertising in accordance with SOP 93-7, "Reporting on Advertising Costs". The costs to develop tax season programs and associated printing and paper costs are deferred in the first and second Fiscal quarters and expensed in the third Fiscal quarter upon the first use of such advertisements in the advertising programs.

(n) Interest Income (Expenses)

Interest expense relates to interest owed on the Company's debt. Interest expense is recognized over the period the debt is outstanding at the stated interest rates (see Note 9). Interest income relates primarily to interest earned on bonds by the broker-dealer segment. Interest is recognized from the last interest payment date up to but not including the settlement date of the sale.

(o) Income Taxes

Income taxes have been provided using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying estimated tax rates and laws to taxable years in which such differences are expected to reverse.

(p) Stock-based Compensation

SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation awards to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

At June 30, 2003, the Company has one stock-based employee compensation plan. Prior to 2000, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective July 1, 2000, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2002. Awards under the Company's plans vest over periods ranging from three to five years. There, the cost related to stock-based employee compensation included in the determination of net income for 2002 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                       Year Ended June 30,

                                              2003            2002              2001
Net Loss, as reported                    $(14,028,251)    $(22,304,299)    $   (212,739)

Add: Stock-based employee
compensation expenses included
in reported net loss, net of related
tax effects                                        --               --               --
Deduct: Total stock-based
compensation expense determined
under fair value based method for
all awards, net of related taxes              198,844        2,604,707        2,810,047
                                         ------------     ------------     ------------
Proforma net loss                        $(14,227,095)    $(24,909,006)    $ (3,022,786)

Basic and diluted earnings per share:

As reported                                     (1.49)           (2.58)           (0.03)
Proforma                                        (1.51)           (2.88)           (0.37)

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

(q) Net Income (Loss) Per Share

Net income (loss) per common share amounts ("basic EPS") are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding and exclude any potential dilution. Net income (loss) per common share amounts assuming dilution ("diluted EPS") are computed by reflecting potential dilution from the exercise of stock options and warrants (See Note
14). As the Company has lost money in the last three years, there is no dilutive effect.

(r) Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, and accounts payable, approximated fair value as of June 30, 2003 because of the relatively short-term maturity of these instruments and their market interest rates. Since the long term debt is in default, it is not possible to estimate its value.

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

(t) Segment Disclosure

The Company discloses financial and detailed information about its operating segments in a manner consistent with internal segment reporting used by the Company to allocate resources and assess financial performance (see Note 16).

(u) Recent Accounting Pronouncements

In August 2001, SFAS 144 was issued, which supercedes both SFAS No. 121, Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of ("SFAS 121") and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS 144 provides guidance on how a long-lived asset that is used, as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS 121, an impairment assessment under SFAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS
142. As required, the Company adopted SFAS 144 on July 1, 2002. Adoption of SFAS 144 did not have an immediate impact on long-lived assets held for use on the Company's financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The Company has adopted SFAS 144.

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

In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The principal difference between SFAS 146 and EITF 94-3 relates to the timing of liability recognition. Under SFAS 146, a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on the Company's financial position or results of operations.

In October 2002, SFAS No. 147 "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" ("SFAS 147") was issued. FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. The adoption of SFAS No. 147 is not expected to have a material impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation--Transition and Disclosure", amending FASB Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation. SFAS 148 provides two additional alternative transition methods for recognizing an entity's voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 so that entities will have to: (1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation; (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements; and (3) include those disclosures in interim financial statements. SFAS 148's transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002; earlier application is permitted. The Company has adopted SFAS 148.

In April 2003, SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149") was issued. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of SFAS No. 149 is not expected to have a material impact on the Company's financial position or results of operations

In May 2003, SFAS No. 150 "Accounting for Certain Financial Instruments with characteristics of both liabilities and equity" ("SFAS 150") was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment to Concepts Statement 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. The adoption of SFAS No. 150 is not expected to have a material impact on the Company's financial position or results of operations.

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

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management is evaluating the impact, if any, that adoption of the provisions of FIN 46 will have upon its financial condition or results of operations (unaudited).

3. BUSINESS COMBINATIONS AND SOLD OFFICES

(A) During Fiscal 2001, the Company acquired four financial planning practices with a valuation of $3.4 million, and thirteen tax practices with a valuation of $3.3 million. The acquisitions were made with an initial purchase payment of approximately 50% at closing with a combination of cash and stock or all stock. The remaining 50% of the purchase payment will be paid if the acquired practice meets or exceeds the agreed upon profitability targets post closing for a period of generally five years. In Fiscal 2001, the Company recorded $5.4 million as the measurable fair value of the assets acquired with the balance recorded in 2002 through 2006 if performance targets are met in accordance with the purchase agreements. In Fiscal 2001, the Company rescinded one acquisition contract resulting in a gain upon rescission of $0.6 million with a total recovery of $1.0 million, including the return of the initial acquisition capital. The $1.0 million note receivable has a term of 3 years and bears interest of 6% per year. This note will be repaid through the withholding of future financial planning production of the debtor, cleared by the Company.

During Fiscal 2002, the Company acquired two tax and financial planning practices with an aggregate valuation of approximately $1.1 million. The acquisition of Copans & Company CPAs P.C. ("Copans") on July 1, 2001 was completed for consideration of $216,250 in cash, 69,683 shares of the Company's stock valued at $256,250 and a contingent payment of up to $512,500 which is payable in five annual installments with interest at 9% contingent on the Copans practice meeting annual EBITDA of at least $205,000.

In Fiscal 2002 the Company rescinded two previous acquisitions. On July 1, 2001 Tri-Star Sports & Entertainment Group, Inc. repurchased certain assets from the Company for $350,000 in cash and 41,176 shares of the Company's common stock valued at $120,647, resulting in a loss on disposal to the Company of $169,974. On April 30, 2002 Helen White repurchased certain assets from the Company resulting in a recovery of $65,000 in cash and a loss on disposal to the Company of $36,269.

All of the above acquisitions have been accounted for by the purchase method.

The pro forma results for Fiscal 2002 and 2001, assuming the acquisitions had been made at the beginning of the fiscal year, would not be materially different from reported results.

(B) The company has financed the sale of a few offices with the receipt of notes to be paid over various terms up to 54 months. The principal payments are to be made at a minimum from 10% of gross financial planning revenues received by the sold office. These notes have guarantees from the respective office purchaser and certain default provisions. These notes are non interest bearing and have been recorded with an 8% discount. The scheduled payments for the balance of the term of these notes are as follows:

            2004                                      $237,302
            2005                                      $147,064
            2006                                      $157,270
            2007                                      $172,490
            2008                                      $ 43,266

(C) See Note 20 to Consolidated Financial Statements for a discussion of the sale of offices to Pinnacle.

(D) Financial Data on discounted operations of offices sold.

                                              For the Year Ended June 30
                                              --------------------------

                                        2003             2002            2001
                                        ----             ----            ----

Revenues                              4,833,822       25,536,311      22,158,580

Pre-tax Profits (Loss)               (1,300,705)       1,512,579       3,044,620

4. RECEIVABLES FROM OFFICERS, STOCKHOLDERS AND EMPLOYEES

Receivables from officers, stockholders and employees consist of the following:

As of June 30,                                                           2003         2002
Demand loans from officers, non-interest bearing  Notes
receivable from stockholders of the Company. Interest is
charged at rates between 6% and 10% per annum, due in 1-5 years         109,938    1,023,563

Demand loans from employees and advances to financial planners (a)      776,866      738,403
                                                                      ---------    ---------

                                                                        886,804    1,761,966

Less: Current portion                                                   555,838    1,129,092
                                                                      ---------    ---------

Long-term portion (included in other assets)                            330,966      632,874
                                                                      =========    =========

(a) The balance at June 30, 2003 includes notes receivable and accrued interest from financial planners and employees of $1,440,951 and $180,173 of commission advances in excess of earnings. Included above are reserves of $734,321 and 534,383 for the fiscal years ended June 30, 2003 and 2002 respectively.

Interest income from officers and stockholders was approximately $0, $0 and $10,750 for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

5. PROPERTY AND EQUIPMENT, NET

Major classes of property and equipment consist of the following:

                                                               AS OF JUNE 30,
                                                            2003          2002
                                                            ----          ----

Buildings                                                  317,737    $  317,737
Equipment                                                4,094,599     4,103,973
Furniture and fixtures                                     686,462       116,196
Leasehold improvements                                     705,459     1,103,883
Software                                                   674,338       999,360
                                                        ----------    ----------
                                                         6,478,595     6,641,149

Less: Accumulated depreciation and amortization          4,082,282     3,401,647

Total                                                    2,396,313    $3,239,502
                                                        ==========    ==========

Property and equipment under capitalized leases was $1,681,648 at June 30, 2003 and $1,928,613 at June 30, 2002, respectively. Accumulated amortization related to capital leases was $1,186,847 and $1,025,362 at June 30, 2003 and June 2002, respectively.

Depreciation expense for property and equipment was $1.0 million, $1.6 million, and $1.3 million for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

6. GOODWILL

Goodwill included on the accompanying balance sheets as of June 30, 2003 and 2002 was $3,900,072 and $5,264,858, respectively. The Company's goodwill at June 30, 2003 all relates to acquisitions of its broker-dealer subsidiaries completed during or prior to the fiscal year ended June 30, 1999, which were accounted for under the purchase method.

The impairment testing for goodwill in the broker-dealer reporting unit was performed using future discounted cash flows and an independent appraisal. In the third quarter of Fiscal 2002, the Company recognized an impairment loss of $233,750 of goodwill associated with the e1040.com business as the result of a change in business strategy. In the fourth quarter fiscal 2003, the Company recognized an impairment loss of $3,479,792 of goodwill and intangible based on management's assessment of such intangible and estimated future cash flows.

7. INTANGIBLE ASSETS

During the fiscal years ended June 30, 2003, 2002 and 2001, the Company acquired aggregate intangible assets valued at $0, $1,165,874 and $5,455,552 respectively, in connection with acquisitions which are accounted for under the purchase method.

Intangible assets consist of the following:

                                                           AS OF JUNE 30,
                                                       2003              2002
                                                       ----              ----

Customer Lists                                     $ 5,231,316       $ 5,166,625
Broker-Dealer Registration                             200,000           200,000
Non-Compete Contracts                                  800,000           920,946
House Accounts                                         900,000           900,000
Administrative Infrastructure                          700,000           700,000
Independent Contractor Agreements                    5,380,000         5,700,000
                                                   -----------       -----------
                                                    13,211,316        13,587,571

Less: Accumulated amortization                       7,078,068         4,284,171
      And Impairment
Total                                                6,133,248         9,303,400
                                                   ===========       ===========

Amortization expense for the fiscal years ended June 30, 2003 and 2002 was computed on a straight-line basis over periods of five to twenty years, and it amounted to $1.4 million and $1.4 million, respectively. Annual amortization expense will be approximately $1.2 million subsequent to Fiscal 2003.

As required, the Company performed the fair value impairment tests prescribed by SFAS 142 during the fiscal year ended June 30, 2003. Fair value was determined based on recent comparable sale transactions and future cash flow projections. As a result, during the fiscal year ended June 30, 2003 the company recognized impairment losses of $371,793 on customer lists.

Accumulated amortization at June 30, 2003 for customer lists and independent contractor agreements was $2,921,966 and $312,816, respectively.

8. ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                          AS OF JUNE 30,
                                                      2003              2002
                                                      ----              ----

Accounts payable                                 $  3,652,608      $  3,771,581
Commissions payable                                 4,585,069         5,372,196
Accrued compensation                                  769,638           523,809
Accrued Bonuses                                     1,049,007         1,311,282
Accrued vacation                                      391,000           450,000
Deferred Revenue                                      433,539           299,430
Accrued Litigation                                  1,741,011           447,654
Accrued Audit fees and tax fees                       365,000           243,750
Accrued Other                                       1,932,644         2,081,405
Less: amounts related to                             (875,707)       (1,692,366)
Liabilities of Discontinued Operations
                                                 ------------      ------------

Total                                            $ 14,043,809      $ 12,808,741
                                                 ============      ============

9. DEBT

Debt consists of the following:

                                                                  As of June 30,
                                                               2003            2002
                                                          ---------------------------
Wachovia Bank                                               5,073,333       6,583,333
Traveler's Insurance Company Facility
($4,750,000 and $4,750,000 less unamortized
debt discount of $394,893 and $677,185 at June 30,
2002 and 2002, respectively)                                4,355,107       4,072,815
Unsecured promissory notes                                  1,263,128       1,092,690
Unsecured promissory note ($1,000,000 less unamortized
debt discount of $250,000 at June 30, 2002)                 1,000,000         750,000
Note Payable                                                   73,909          80,061
Note Payable                                                  165,000         165,000
Notes Payable for client settlements, payable over
periods of up to 7 years at varying interest rates
to 10%                                                        443,208         225,102

Capitalized lease obligations                                 642,933       1,139,866
                                                          ---------------------------
                                                           13,016,618      14,108,867

Less: Liabilities for Discontinued Operations                (199,378)       (863,499)
Less: Current Portion                                     (12,166,618)    (12,393,867)
                                                          ---------------------------

Total                                                         650,622         851,501
                                                          ===========================

The Company is in default on substantially all of its debt.

On December 26, 2001, the Company closed a $7.0 million financing (the "Loan") with Wachovia. The Loan consisted of a $5.0 million term loan ("Term Loan") and a $2.0 million revolving letter of credit ("Revolving Credit Loan"). The interest rate on the Term Loan and the Revolving Credit Loan is LIBOR plus 2.75%. The Term Loan was being amortized over five years and the Revolving Credit Loan had a term of two years.

On November 27, 2002, the Company and Wachovia entered into a forbearance agreement (the "Forbearance Agreement") whereby Wachovia agreed to forbear from acting on certain defaults of financial covenants by the Company under the Revolving Credit Loan and under the Term Loan. The Company had changed its control without Wachovia's consent and failed to meet requirements under the Loan to pay scheduled debt service and to maintain certain financial ratios including senior funded debt to EBITDA. The Company paid the debt service to Wachovia and Wachovia agreed to forbear from enforcing its default remedies and extended the time of payment for the Loan to November 1, 2003 ("Maturity Date"). Pursuant to the Forbearance Agreement, the interest rate charged on the Loans was increased by 1% to LIBOR plus 3.75%.

With respect to the Revolving Credit Loan, during the period of forbearance, the Company is obligated to make interest payments monthly until the Maturity Date. Principal payments in the amount of $250,000 each were due on March 10, 2003, April 10, 2003, May 10, 2003 and June 10, 2003 with the remaining principal balance due on the Maturity Date. The Company timely made the $250,000 principal payments due on March 10, 2003 and on April 10, 2003. In an Amendment to Forbearance Agreement entered into between the Company and Wachovia as of June 18, 2003, Wachovia rescheduled the May 10, 2003 and June 10, 2003 payments and the Company did not make these payments.

With respect to the Term Loan, during the period of forbearance the Company is obligated to make its regular payments of principal in the amount of $83,333 plus interest until the Maturity Date when remaining principal balance is due.

In addition, commencing on May 1, 2003, the Company is obligated to make payments on the 10th day of each month to Wachovia in an amount equal to fifty percent (50%) of the amount of cash and marketable securities possessed by the Company that exceeds $1,500,000 on the last day of the preceding month. However, amounts contained in the broker-dealer reserve to the extent of regulatory requirements and historical levels will not be included in the calculation of cash and marketable securities for purposes of this payment.

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

By an Amendment to Forbearance Agreement dated as of June 18, 2003, the Company and Wachovia amended the Forbearance Agreement to change, among other things, the following provisions of the Forbearance Agreement: the Maturity Date was extended to July 1, 2004; the Company's reporting requirements to Wachovia were changed; the May 10, 2003 and June 10, 2003 principal payments of $250,000 were rescheduled; principal payments in amounts of $250,000 are now due on March 10, 2004, April 10, 2004, May 10, 2004 and June 10, 2004; and the Company was required to pay to Wachovia fifty percent (50%) of the excess over $1,000,000 of any lump sum payment received from Pinnacle. The Company may be in technical default of other provisions of the Loan, the Forbearance Agreement and the Amendment to Forbearance Agreement. However, the Company does not believe that Wachovia will issue a note of default for any of these technical defaults.

The Company's credit facility with Travelers closed on November 1, 2000. It was a $5 million debt financing. As part of the debt facility financing with Travelers, the Company issued warrants to purchase 725,000 shares of the Company's common stock. Of this amount, 425,000 warrants were issued to purchase at $4.23 per share, representing the average closing price for 20 days before the effective date. The 425,000 warrants were exercisable before May 2, 2003. As of May 2003, the warrants were not exercised and subsequently expired. The remaining warrants to purchase 300,000 shares of the Company's common stock were awarded on February 28, 2002 with a strike price of $2.43 and will expire on October 31, 2005. The value, as determined by an external appraisal of these warrants issued on February 28, 2002, was set at $300,000. The warrant valuations were treated as a debt discount and are being amortized over the five year term of the Debt Facility under the effective interest rate method. The amortization of the debt discount for the fiscal years ended June 30, 2003, 2002 and 2001 was approximately $282,292, $256,600 and $166,000, respectively. At June 30, 2003 and June 30, 2002, the Term Loan had an outstanding principal balance of $4,750,000 and $4,750,000, respectively.

On September 24, 2002, the Company received a notice from the attorneys for Travelers alleging that the Company was in default under its debt facility with Travelers due to nonpayment of a $100,000 penalty for failure to meet sales production requirements as specified in the debt facility. The Company sent a letter to the attorneys denying that the Company was in default. Although the Traveler's notice stated that all unpaid interest and principal under the Debt Facility were immediately due and payable and that Travelers reserved its rights and remedies under the debt facility, it also stated that Travelers intended to comply with the terms of a subordination agreement between Travelers and Wachovia. Such subordination agreement greatly restricts the remedies which Travelers could pursue against the Company. No further notices have been received from Travelers.

On October 30, 2001, the Company borrowed $1,000,000 from Rappaport pursuant to a written note without collateral and without stated interest (the "Loan"). The Loan was due and payable on October 30, 2002. Additionally, the Loan provided that: Rappaport receive 100,000 shares of Rule 144 restricted shares of common stock of the Company upon the funding of the Loan, subject to adjustment so that the value of the 100,000 shares was $300,000 when the Rule 144 restrictions were removed; there was a penalty of 50,000 shares to be issued to Rappaport if the Loan was not paid when due and an additional penalty of 10,000 shares per month thereafter until the Loan was paid in full. The 100,000 shares were issued on October 31, 2001 at a value of $3 per share. On December 26, 2001, Rappaport subordinated the Loan to the $7,000,000 being loaned to the Company by Wachovia. In consideration of the subordination, the Loan was modified by increasing the 10,000 shares penalty to 15,000 shares per month and by agreeing to issue 50,000 additional shares to Rappaport if the Loan was not paid in full by March 31, 2002, subject to adjustment so that the value of the shares issued was $150,000 when the Rule 144 restrictions were removed. The Loan was not paid by March 31, 2002. Accordingly, Rappaport was issued 95,298 common shares with a value of $150,000 on May 7, 2002 for the March 31, 2002 penalty. When the Rule 144 holding period was satisfied in October, 2002 with respect to the 100,000 shares of the Company's common stock issued to Rappaport on the funding of the Loan, the stock price was $.40 per share. As a result, on October 31, 2002, Rappaport was issued an additional 650,000 common shares to be added to the 100,000 shares issued upon the funding of the Loan so that the total value of the original shares issued was $300,000. By June 30, 2003, Rappaport received a total of 1,015,298 shares for all interest and penalties and will receive 15,000 shares per month as additional penalties until the Loan is paid in full.

Debt Maturities

The stated maturities of all long term debt due after June 30, 2004 are as follows:

                 Fiscal Year Ended June 30:

                            2004                           2,166,618
                            2005                             464,824
                            2006                              74,137
                            2007                              52,037
                            2008                              31,323
                 Thereafter                                   53,198
                                                         -----------
                                                          12,842,137
                                                         ===========

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

Minimum future lease payments under capital leases as of June 30, 2003 are as follows:

                                                     2003               392,770
                                                     2004               252,853
                                                     2005                55,301
                                                     2006                26,080
                                                     2007                    --
                                               Thereafter                    --

                                                                      ---------
                                                                        726,984
                                                                      ---------

                                                                      ---------
Less amount representing finance charge                                  84,051
                                                                      ---------

                                                                      ---------
Present value of net minimum lease payments                             642,933
                                                                      =========

Capital equipment leases have the lease rate factor (finance charge) built in to the monthly installment and range from 9% to 11.7%.

11. COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under various non-cancelable lease agreements for the rental of office space through 2012. The lease agreements for office space contain escalation clauses based principally upon real estate taxes, building maintenance and utility costs.

The following is a schedule by fiscal year of future minimum rental payments required under operating leases as of June 30, 2003:

            2004                                     3,698,058
            2005                                     3,023,391
            2006                                     1,858,943
            2007                                       924,428
            2008                                       665,327
            Thereafter                               1,044,386
                                                  ------------

                   Total                          $ 11,214,533
                                                  ============

Aggregate operating lease commitment amounts included in the table above with respect to the leases assigned to Pinnacle in November 2002 are $1,430,987, $1,296,148, 791,851, $451,049, $346,348 and $575,586 for the fiscal years ending
June 30, 2004, 2005, 2006, 2007, 2008 and thereafter, respectively.

Rent expense from continuing operations for the fiscal years ended June 30, 2003, 2002 and 2001 was $3.0 million, 3.5 million, and $3.2 million, respectively.

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

Clearing Agreements

The Company is a party to clearing agreements with unaffiliated correspondent brokers, which in relevant part states that the Company will assume customer obligations in the event of a default. At June 30, 2003, the clearinghouse brokers held approximately $150,000 of cash as a deposit requirement, which is included in current liabilities on the accompanying balance sheet at June 30, 2003 as a reduction to amounts due to such brokers.

Net Capital Requirements

PCS and North Ridge are subject to the SEC's Uniform Net Capital Rule 15c 3-1(PCS) and 15c 3-3 (North Ridge), which require the maintenance of minimum regulatory net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed the greater of 15 to 1 or $100,000 and $25,000, respectively. As of June 30, 2003 the Company was in compliance with these regulations.

Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, PCS and North Ridge execute, as agents, transactions on behalf of customers. These activities may expose the Company to risk in the event customers, other brokers and dealers, banks depositories or clearing organizations are unable to fulfill their contractual obligations. The Company continuously monitors the creditworthiness of customers and third party providers. If the agency transactions do not settle because of failure to perform by either the customer or the counter parties, PCS and North Ridge may be obligated to discharge the obligation of the non-performing party and, as a result, may incur a loss if the market value of the security is different from the contract amount of the transactions.

The Company was informed by the NASD in their Notice to Members 03-47 that it must take prompt and immediate action to provide refunds to customers of the Company who did not receive the proper mutual fund breakpoint commission discounts. Previously, in January 2003, the Company became part of an industry wide test group for the Sec in evaluating brokers overcharging customers on mutual fund breakpoint concessions. The SEC report to the Company in its letter dated February 27, 2003, that out of approximately 50,000 transactions selected, the Company overcharged customers in twenty- three cases. Later in March 2003, the NASD required all member firms to conduct a self-assessment. The Company completed the self assessment in April 2003 and communicated its results to the NASD. The Company's management believes that the amount of the liability will have no material effect on the Company's financial statements.

Litigation

The Company and its B/D Subsidiaries are defendants and respondents in lawsuits and NASD arbitrations in the ordinary course of business. On June 30, 2003, there were 39 pending lawsuits and arbitrations and management accrued $1,741,011 as a reserve for potential settlements, judgments and awards. Twenty one of these matters were related to Prime Capital Services, Inc. and its registered representatives. Prime Capital Services has Errors & Omissions coverage for such matters. In addition, under the Prime Capital Services Registered Representatives contract, each registered representative has indemnified the Company for these claims. Accordingly, the Company believes that these lawsuits and arbitrations will not have a material impact on its financial position.

SEC Investigation

The Company is the subject of a formal investigation by the Securities and Exchange Commission ("SEC"). The investigation concerns, among other things, the restatement of the Company's financial results for the fiscal year ended June 30, 2001 and the fiscal quarters ended March 31, 2001 and December 31, 2001 (which have been previously disclosed in the Company's amended quarterly and annual reports for such periods), the Company's delay in filing Form 10-K for Fiscal 2002 and 2003 and the Company's past accounting and recordkeeping practices. The Company had previously received informal, non-public inquiries from the SEC regarding certain of these matters. On March 13, 2003 three of the Company's executives received subpoenas from the SEC requesting that they produce documents and provide testimony in connection with the formal investigation. In addition, on March 19, 2003 the Company received a subpoena requesting documents in connection with such investigation. The Company and its executives have complied fully with the SEC's investigation and will continue to comply fully with the SEC's investigation. On January 13, 2004 the Company received subpoenas for two executives to be re-interviewed. One of the executives is no longer with the Company. Both of these interviews are currently scheduled. The Company does not believe that the investigation will have a material effect on the Company's Consolidated Financial Statements.

12. SHAREHOLDERS' EQUITY (DEFICIT)

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

The Company charged earnings for compensation expense of $27,409 during the year ended June 30, 2001 in connection with the issuance of stock options. There has been no charge to earnings during the years ended June 30, 2003 and 2002 related to the issuance of stock options.

The table below summarizes plan and non-plan stock option activity:

                        Schedule of Stock Option Activity

                                                                       Weighted
                                                                        Average
                                                    Number of          Exercise
                                                     Shares              Price

Outstanding, June 30, 2000                          3,493,872         $     8.36

      Granted                                       1,728,428         $     6.47
      Exercised                                            --         $       --
      Cancelled                                      (541,827)        $     9.59

Outstanding, June 30, 2001                          4,680,473         $     7.58

      Granted                                         514,500         $     5.83
      Exercised                                        (3,500)        $     2.75
      Cancelled                                      (371,879)        $     7.68

Outstanding, June 30, 2002                          4,819,594         $     7.39

      Granted*                                         80,000         $     1.04
      Exercised                                            --         $       --
      Cancelled                                    (2,461,666)        $     7.92

Outstanding, June 30, 2003                          2,437,928         $     6.63

Exercisable June 30, 2001                           1,450,031         $     8.04

Exercisable June 30, 2002                           3,464,489         $     7.71

Exercisable June 30, 2003                           2,044,178         $     7.04

The weighted average fair value of options granted during the years ended June 30, 2003, 2002, and 2001 are $.57, $1.17, and $2.47 per option, respectively.

* A previously unrecorded F2000 option for 10,000 shares is being included as a new F2003 grant in lieu of restating prior years option activity results. The remaining 70,000 options when granted pursuant to a pre existing agreement at market value

                           Stock Option Price Schedule

                                                    Weighted
                                                    Average             Weighted             Number               Weighted
                               Number of           Remaining             Average           Exercisable            Average
   Range of                     Options           Contractual           Exercise             Options              Exercise
Exercise Price                Outstanding             Life                Price            Outstanding             Price
--------------                -----------         -----------          ---------          ------------           ---------
$0.01-$2.50                       140,000                 5            $    1.24                   --            $      --

$2.51-$5.00                       685,110                 3            $    3.93              615,110            $    3.92

$5.01-$7.50                       653,500                 5            $    6.26              557,250            $    6.25

$7.51-$10.00                      712,193                 2            $    8.39              624,693            $    8.45

Above $10.00                      247,125                 2            $   13.04              247,125            $   13.04
                              -----------                                                 -----------

                                2,437,928                 2            $    6.63            2,044,178            $    7.04
                              ===========                                                 ===========

The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

                                        2003              2002             2001
                                        ----              ----             ----
Expected Life (years)                      2                 3                5
Free Interest Rate                      1.22%             2.28%            5.82%
Volatility                            262.25             65.68            90.01
Dividend Yield                             0%                0%               0%

Treasury Stock

During Fiscal 2003, the Company acquired 14,730 shares of its common stock for an aggregate cost of approximately $9,600.

During Fiscal 2002, the Company acquired 47,937 shares of its common stock for an aggregate cost of approximately $121,000 and reissued 121,964 shares to employees in connection with the Company's employee stock purchase plan. During Fiscal 2001, the Company acquired 160,439 shares of its common stock for an aggregate cost of approximately $649,000 and reissued 70,815 shares to employees.

Stock Subscriptions Receivable and Note Receivable for Shares Sold

For the years ended June 30, 2003, 2002 and 2001, the Company did not recognize interest income on stock subscriptions receivable. This note was transferred as part of the ultimate Pinnacle settlement.

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

There were two offering periods in Fiscal 2003. The first offering period commenced on July 1, 2002 and closed on December 31, 2002, and the second offering period started again on January 2, 2002 and closed on June 30, 2003. The 2000 ESPP Plan is presently being reviewed by outside counsel to determine the number of shares of common stock to be issued for Fiscal 2003. Cash refunds will be given to employees who made contributions to the 2000 ESPP Plan in Fiscal 2003 but are determined not to be entitled to all or part of the shares they subscribed to. As of June 30, 2002, 66 employees participate in the automatic withholding election for the 2000 ESPP Plan.


13. EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) plan for the benefit of its eligible employees. There is no minimum length of service required to participate in the plan and employees of the Company are eligible to begin participation on designated quarterly enrollment dates provided that they have reached 21 years of age. The Company makes annual matching contributions to the plan at its discretion. The aggregate cost of contributions made by the Company to the 401(k) plan was $0, $29,486 and $32,439 during the fiscal years ended June 30, 2003, 2002 and 2001, respectively. The Company is in the process of amending its 5500 filing with the IRS for Fiscal 2000 and 2001. The 5500 filing for Fiscal 2002 and 2003 are on extension.

14. LOSS PER SHARE

Basic net loss per share are computed using the weighted average number of common shares outstanding. The dilutive effect of potential common share outstanding is included in the diluted net earnings per share. The computations of basic and diluted net earnings per share are as follows:

                                                                 FISCAL YEAR ENDED JUNE 30,

                                                                                           2001 Restated
                                                      2003                 2002            See Note 2(a)
                                                      ----                 ----            -------------
Net loss                                         $(14,028,251)        $(22,304,299)        $   (212,739)
Basic and diluted weighted average shares           9,440,815            8,647,966            8,082,674
Basic and diluted net loss per share             $      (1.49)        $      (2.58)        $      (0.03)

The total number of shares related to the outstanding options and warrants excluded from the calculation of diluted net loss per share was 2,787,928 for Fiscal 2003, 4,680,473 for Fiscal 2002 and 3,493,872 for Fiscal 2001,
respectively, because the Company incurred losses in the past three years.

15. RELATED PARTY TRANSACTIONS

James Ciocia, Thomas Povinelli, Michael Ryan and Kathryn Travis personally guaranteed the repayment of the Company's loan from Travelers. Messrs. Ciocia, Povinelli and Ryan personally guaranteed the repayment of the Company's loan from Wachovia. Such stockholders received no consideration for such guarantees other than their salaries and other compensation.

Seth A. Akabas is a partner in the law firm of Akabas & Cohen and was a director of the Company until July 21, 2003. Akabas & Cohen was outside counsel for the Company until August, 2002. During the fiscal year ended June 30, 2003, 2002 and 2001, the Company paid $0, $76,286 and $104,106 in legal fees to Akabas & Cohen. On July 30, 2003, after Seth Akabas resigned from the Board, the Company entered into an agreement with Akabas & Cohen to pay a total of $332,000 in outstanding fees pursuant to an agreed payout settlement. The settlement was assumed by Pinnacle on December 4, 2003 pursuant to the Asset Purchase settlement with Pinnacle, and a general release was obtained from Akabas and Cohen.

Edward H. Cohen is of counsel to, and a retired partner of, the law firm Katten Muchin Zavis Rosenman and also a director of the Company. Since August 2002, Katten Muchin Zavis Rosenman ("KMZR") has been outside counsel to the Company and has also, in the past, represented Michael Ryan personally. During Fiscal 2003, the Company paid fees to Katen Muchin Zavis Rosenman. Mr. Cohen does not share in such fees that the company pays to such law firm and his compensation is not based on such fees.

Michael Ryan, the Company's President and Chief Executive Officer and Carole Enisman, the Chief Operating Officer of PCS, are married.

In July 2000, the Company borrowed $250,000 at 12% interest from Mysemia, a general partnership in which Seth A. Akabas is a general partner with a 33% interest. This loan was subordinated to the financing with Wachovia pursuant to a written subordination agreement and could not be paid until the Wachovia financing is paid in full. No interest or principal was paid on the loan by the Company. This loan was payable ten business days after demand but could not be demanded because of the subordination agreement. It is included in the current portion of long term debt on the accompanying balance sheet as of June 30, 2003 and 2002. As of June 30, 2003, $88,045 in accrued interest was due to Mysemia. The debt plus accrued interest due to Mysemia was assumed by Pinnacle on December 4, 2003 pursuant to the Asset Purchase settlement with Pinnacle, and a general release was obtained from Mysemia.

In January 2001, the Company borrowed $250,000 from Doreen M. Biebusch, a former Director of the Company. This loan was subordinated to the financing with Wachovia pursuant to a written subordination agreement and could not be paid until the Wachovia financing is paid in full. No interest or principal was paid on the loan by the Company. This loan was payable ten business days after demand but could not be demanded because of the subordination agreement. It is included in the current portion of long term debt on the accompanying balance sheet as of June 30, 2003 and 2002. As of June 30, 2003 $77,976 in accrued interest was due to Doreen Biebusch. The debt plus accrued interest due to Doreen Biebusch was assumed by Pinnacle on December 4, 2003, pursuant to the Asset Purchase settlement with Pinnacle, and a general release was obtained from Ms. Biebusch.

Michael Ryan, the Company's Chief Executive Officer and President, is one of the general partners in a limited partnership, Prime Income Partners, L.P. which owns the building in Poughkeepsie, New York occupied by PCS, PFS and AFP. As of August 2002, the building also serves as the Company's executive headquarters. During the fiscal year ended June 30, 2003, the Company paid $ 331,958 to Prime Income Partners, L.P. for rent and related charges. Management believes the amounts charged to the Company for rent to be commensurate with the rental rate that would be charged to an independent third party.

In February 2002, Prime Partners, Inc. of New York (previously known as Prime Financial Services, Inc., New York) loaned to the Company $1.0 million at a stated interest rate of 10% which was repaid in full plus accrued interest of $14,855 in April 2002. During the fiscal year ended June 30, 2001, Prime Partners, Inc. loaned to the Company an aggregate of $600,000. Other loans were made by Prime Partners, Inc. to the Company during Fiscal 2003. As of June 30, 2003, the Company owed Prime Partners, Inc. $710,100. Michael Ryan, the Company's Chief Executive Officer and President, is one of the major shareholders of Prime Partners, Inc.

16. SEGMENTS OF BUSINESS

The Company's reportable segments are strategic business units that offer different products and services or are managed separately because the business requires different technology and marketing strategies. The Company has two reportable segments Company Tax Preparation and Financial Planning Offices and Broker/Dealer Operations.

Company Tax Preparation and Financial Planning Offices provide integrated tax and financial services through Company managed offices. The Company's broker-dealer operations represents the financial planning and securities business that clears through either PCS or North Ridge. All Company employed registered representatives are licensed with one of these broker-dealers.

The accounting policies of the segments are the same as those described in the summary of accounting policies. The Company evaluates performance based on operating earnings of the respective business segments. The following table sets forth information covering the Company's operations by reportable segment as of and for the fiscal years ended June 30, 2003, 2002 and 2001. The intercompany revenue relates to Company employee financial planning revenue, which clears through the broker-dealer segment.

                                                                         FOR THE FISCAL YEAR ENDED JUNE 30,
                                                                 -----------------------------------------------
                                                                                                   2001 RESTATED
                                                                                                   -------------
                                                                     2003             2002         SEE NOTE 2(a)
                                                                 ------------     ------------     -------------
Revenues
Company Tax and Financial Planning Offices:
Tax Preparation Business                                         $  6,763,879     $  7,411,422     $  8,385,390
Financial Planning Business                                        13,328,279       24,788,849       30,002,465
                                                                 ------------     ------------     ------------
Total Company Tax and Financial Planning Offices                   20,092,158       32,200,271       38,387,855

Broker Dealer Operations                                           59,579,537       68,804,986       78,427,194
e1040.com                                                                               69,096          791.621
Direct Mail Services                                                                   505,407          966,519
Intercompany revenue                                              (16,814,493)     (34,081,988)    $(35,831,459)
                                                                 ------------     ------------     ------------
                          Total revenue                          $ 62,857,202     $ 67,497,772     $ 82,741,730

Income (loss) from operations:
Company Tax Offices                                              $ (7,218,132)    $(16,892,379)      (4,726,843)
Broker Dealer Operations                                           (1,684,930)      (1,961,392)       4,352,576
e1040.com                                                                (280)        (689,128)        (415,584)
Direct Mail Services                                                                  (458,213)         561,392
                                                                 ------------     ------------     ------------
                          Total income (loss) from Operations    $ (8,903,342)    $(20,001,112)    $   (228,459)

Interest expense:
Company Tax Offices                                              $ (1,767,411)    $ (1,161,116     $   (831,009)
Broker Dealer Operations                                              (83,522)         (78,660)        (552,332)
e1040.com                                                                             (675,362)         (19,869)
                                                                 ------------     ------------     ------------
                          Total interest expense                 $ (1,850,933)    $ (1,915,138)    $ (1,403,210)

Interest income:
Company Tax Offices                                              $     93,118     $    104,432     $     12,802
Broker Dealer Operations                                               36,561        2,163,958     $    171,482
e1040.com                                                                  --               --               --
                                                                 ------------     ------------     ------------
                          Total interest income                  $    129,679     $  2,268,390     $    184,284

Other income (expenses), net:
Company Tax Offices                                              $                $   (133,326)    $    689,118
Broker Dealer Operations                                                              (957,031)       1,050,113
e1040.com                                                                                  324            3,764
Direct Mail Services                                                                   184,404
                                                                 ------------     ------------     ------------
                          Total other income (expenses)          $         --     $   (905,629)    $  1,742,995

Income (loss) before taxes:
Company Tax Offices                                              $ (9,961,752)    $(19,580,854)    $ (7,467,906)
Broker Dealer Operations                                           (2,672,513)      (1,800,206)       5,021,839
e1040.com                                                                (280)        (287,300)        (674,895)
Direct Mail Services                                                                (2,013,480)         561,392
                                                                 ------------     ------------     ------------
              Total income (loss) before taxes                   $(12,634,545)    $(23,681,840)    $ (2,559,570)

Depreciation and amortization:
Company Tax Offices                                              $  1,069,327     $  1,498,459     $  1,529,577
Broker Dealer Operations                                              940,623          967,078        1,082,397
e1040.com                                                                              649,314          243,206
Direct Mail Services                                                                    13,496
                                                                 ------------     ------------     ------------
              Total depreciation and amortization                $  2,009,950     $  3,128,347     $  2,855,180

Identifiable assets:
Company Tax Offices                                              $ 21,480,345     $ 44,132,556     $ 45,772,431
Broker Dealer Operations                                           18,431,058       21,794,777       23,787,300
e1040.com                                                                                7,883          821,864
Intercompany eliminations                                         (17,315,563)     (28,762,703)     (17,701,700)
                                                                 ------------     ------------     ------------
              Total identifiable assets                          $ 22,595,840     $ 37,172,513     $ 52,679,895

Capital expenditures:
Company Tax Offices                                              $                $    733,749     $    820,378
Broker Dealer Operations                                                8,245          270,940          397,006
e1040.com                                                             137,845                           300,121
                                                                 ------------     ------------     ------------
              Total capital expenditures                         $    146,090     $  1,004,689     $  1,517,505

17. TAXES ON INCOME

The provisions for income taxes and income tax benefits in the Consolidated Financial Statements for the June 30 fiscal years consist of the following:

                                                      FOR THE FISCAL YEAR ENDED JUNE 30,
                                              ----------------------------------------------
                                                                               2001 RESTATED
                                                                               -------------
                                                 2003             2002         SEE NOTE 2(a)
                                              ---------        ---------       -------------
Current:
Federal                                       $      --        $(593,000)        $ (11,000)
State and local                                  93,000          (39,000)          253,000
                                              ---------        ---------         ---------
Total current tax (benefit) provision         $  93,000        $(632,000)        $ 242,000

Deferred:
Federal                                       $      --        $ 154,000         $ 437,000
State and local                                      --          613,000            19,000
                                              ---------        ---------         ---------
Total deferred tax provision (benefit)        $      --        $ 767,000         $ 456,000
                                              ---------        ---------         ---------

Total income tax provision (benefit)          $  93,000        $ 135,000         $ 698,000
                                              =========        =========         =========

A valuation allowance has been established against the deferred tax assets as of June 30, 2003 as the Company has suffered large recurring losses from operations, and management believes that the future tax benefit associated with the deferred tax asset may not be realized.

At June 30, 2003 the Company's operating loss carryforwards expire as follows:

          Years of expiration               Federal           State
          -------------------             -----------      -----------
                 2020                     $ 1,890,000      $ 7,981,000
                 2021                          37,000          236,000
                 2022                       9,191,000       10,579,000
                 2023                      10,176,000       10,176,000
                                          -----------      -----------
                                          $21,294,000      $18,796,000

The ability to utilize net operating loss carryovers may be restricted based on Internal Revenue Code Section 382 "changes in ownership."

A reconciliation of the federal statutory rate to the provision for income taxes is as follows:

                                                                       FISCAL YEAR ENDED JUNE 30,
                                                                                                     2001 RESTATED SEE
                                                         2003                       2002                  NOTE 2(a)
                                                         ----                       ----             -----------------
Federal income taxes (benefit) computed
at statutory rates                            (4,910,000)    (35.0%)    $(7,538,000)    (34.0%)   $   165,000      34.0%
State and local taxes (benefit), net of
federal tax benefit                             (749,000)     (5.3%)     (1,344,000)     (6.1%)        44,000       9.1%
Amortization of intangible assets with no
benefit                                        1,579,000      11.3%         530,000       2.4         378,000      77.9%
AMT credit disallowed per IRS exam and
previously benefited                                  --        --               --        --         172,000      35.5%
Income tax receivable not previously
recognized                                            --        --               --        --         (99,000)    (20.4%)
Other                                            (97,000)     (.04%)         38,000       7.8%
Valuation Reserve                              4,173,000      29.7%       8,584,000      38.7%             --        --
                                             -----------     -----      -----------     -----     -----------     -----
Total income tax (benefit)/provision         $    93,000       0.7%         135,000       0.6%    $   698,000     143.9%
                                             ===========     =====      ===========     =====     ===========     =====

18. BAD DEBT RESERVE AND RELATED ACTIVITY IS AS FOLLOWS:

The bad debt reserve and related activity is as follows:

                                     Balance at                   Write-offs,
                                     Beginning      Bad Debt        Net of                  Balance at
                                      of Year        Expense      Recoveries     Other      End of Year
                                      -------        -------      ----------     -----      -----------
Year ended June 30, 2003             $614,972                       153,414                   $461,559
Year ended June 30, 2002              291,000        323,972             --         --         614,972
Year ended June 30, 2001              264,800         26,200             --         --         291,000

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

FISCAL                                                                                    PER SHARE WEIGHTED
 YEAR:                          INCOME (LOSS)      TAX PROVISION         NET (LOSS)            AVERAGE
 2003           REVENUE         BEFORE TAXES         (BENEFIT)            INCOME          BASIC      DILUTED
                               FROM CONTINUING                        FROM CONTINUING
                                 OPERATIONS                             OPERATIONS
 ----        ------------      ---------------     -------------      ---------------     ------     -------
Q1           $ 15,308,101       $ (2,968,350)       $     43,000       $ (3,011,350)       (0.34)      (0.34)
Q2)          $ 14,835,911       $ (6,383,643)       $     15,000       $ (6,398,643)       (0.68)      (0.68)
Q3           $ 15,734,002       $    686,725        $     15,000       $    671,725         0.07        0.07
Q4 (a)       $ 16,979,188       $ (3,969,278)       $     13,500       $ (3,982,778)       (0.54)      (0.54)
             ------------       ------------        ------------       ------------        -----       -----
TOTAL        $ 62,857,202       $(12,634,546)             86,500       $(12,721,046)       (1.49)      (1.49)
             ============       ============        ============       ============        =====       =====

 FISCAL                                                                                   PER SHARE WEIGHTED
 YEAR:                          INCOME (LOSS)      TAX PROVISION        NET (LOSS)             AVERAGE
 2002          REVENUE          BEFORE TAXES         (BENEFIT)            INCOME          BASIC       DILUTED
                               FROM CONTINUING                        FROM CONTINUING
                                 OPERATIONS                             OPERATIONS
 ----        ------------      ---------------     -------------      ---------------     ------      -------
Q1           $ 16,759,784       $ (3,854,205)       $ (2,026,000)      $( 1,828,205)      $(0.21)     $(0.21)
Q2           $ 14,835,711       $ (3,750,114)       $     13,600       $ (3,763,714)       (0.16)      (0.16)
Q3           $ 15,734,002       $   (215,219)       $     15,000       $   (230,219)       (0.20)      (0.20)
Q4           $ 20,168,275       $(15,862,302)       $  1,067,981       $(16,930,283)       (2.01)      (2.01)
             ------------       ------------        ------------       ------------       ------      ------
TOTAL        $ 67,497,772       $(23,681,840)       $   (929,419)      $(22,752,421)      $(2.58)     $(2.58)
             ============       ============        ============       ============       ======      ======

(a) Two significant items included in the net loss are the recognition of $3.48 million in impairment losses and increase in legal reserves by $1.0 million.

BEFORE BREAKOUT OF DISCOUNTED OPERATIONS

 FISCAL                                                                                    PER SHARE WEIGHTED
 YEAR:                              INCOME (LOSS)   TAX PROVISION       NET (LOSS)              AVERAGE
 2001              REVENUE          BEFORE TAXES      (BENEFIT)           INCOME           BASIC      DILUTED
 ----        ------------      ---------------      -------------     ---------------     ------      -------
Q1           $ 21,339,780       $ (2,178,774)       $   (769,107)      $ (1,409,667)     $(0.18)     $(0.18)
Q2             19,449,289         (2,156,397)         (1,229,146)          (927,251)      (0.11)      (0.11)
Q3             32,301,173          2,928,346           1,653,441          1,274,905        0.16        0.16
Q4 (b,c)       31,810,068          1,891,850           1,042,576            849,274        0.10        0.10
             ------------       ------------        ------------       ------------      ------      ------
TOTAL        $104,900,310       $    485,025        $    697,764       $   (212,739)     $ (.03)     $ (.03)
             ============       ============        ============       ============      ======      ======

(b) As restated.
(c) $1,012,863 representing net trading gains previously included in financial planning revenue have been reclassified to other income on the accompanying statements of operations for the year ended June 30, 2001.

20. SUBSEQUENT EVENTS - (UNAUDITED)

Pinnacle Settlement

On November 26, 2002, the Company finalized a transaction pursuant to an asset purchase agreement (the "Purchase Agreement") with Pinnacle, whereby Pinnacle an entity controlled by Thomas Povinelli and David Puyear, former executive officers of the Company, purchased certain assets of the Company. The effective date of the closing under the Purchase Agreement was September 1, 2002. The Company sold to Pinnacle 47 offices ("Pinnacle Purchased Offices") and all tangible and intangible net assets (the "Purchased Assets") which were associated with the operations of the Pinnacle Purchased Offices, together representing approximately $17,690,000 or approximately 19.0% of the Company's annual revenue for the fiscal year ended June 30, 2002. Included in the net assets sold to Pinnacle was approximately $1,550,000 in debt plus accrued interest of approximately $280,000 and other payables of approximately $400,000 which were to be assumed by Pinnacle, subject to creditor approval. As part of the sale of the Purchased Offices, 137 employees of the Purchased Offices were terminated by the Company as of November 15, 2002 and were hired by Pinnacle. In addition, all registered representatives of the Purchased Offices licensed with Prime Capital Services, Inc. (a wholly owned broker-dealer subsidiary of the Company) transferred their registrations to Royal Alliance Associates ("Royal").

The net purchase price payable by Pinnacle after it assumed all liabilities and payables was $4,745,463, subject to final adjustments. The sum of $3,422,108, (the "Closing Payment") was paid pursuant to a promissory note (the "Initial Note") which was given by Pinnacle to the Company at the date of closing (the "Closing") with interest at 10% commencing 30 days from the Closing. The Initial Note was guaranteed by Mr. Povinelli and Mr. Puyear and Mr. Povinelli pledged his entire holdings of the Company's common stock to secure the Initial Note. The Initial Note was due and payable on the earlier of February 26, 2003 or on the date that Pinnacle closes a debt or equity financing. The balance of the purchase price of $1,323,355, subject to adjustment and less certain debts of the Company that Pinnacle assumed, was to be paid pursuant to a second promissory note (the "Second Note") which was secured by Pinnacle's assets. The Initial Note was secured by collateral assignment of 75% of Pinnacle's commission overrides to be paid to Pinnacle from Royal each month up to $250,000, pursuant to an agreement between Pinnacle and Royal. The Second Note was payable in three equal consecutive annual installments, with interest calculated at the prime rate of Pinnacle's primary lender in effect as of the Closing, on the first, second and third anniversaries of the Closing.

During the quarter ended December 31st, 2002, the Company recognized a $1,509,229 loss on the sale of the Pinnacle Purchased Offices. This loss consisted of the sale of assets net of liabilities assumed totaling $1,685,343, less cash received of $176,114.

During the quarter ended March 31st, 2003, the Company recognized a $1,159,229 gain on the sale of the Pinnacle Purchased Offices. This gain consisted of the write-off of a note payable ($700,000) and related accrued interest ($144,443) totaling $844,443 and cash received of $314,786. The note and related accrued interest were payable to Mr. Povinelli and were written off as a result of Pinnacle's default under the Initial Note.

During the quarter ended June 30, 2003, the Company recognized a $687,054 gain on the sale of the Pinnacle Purchased Offices. This gain consisted entirely of cash received of $687,054.

As a result of the transaction with Pinnacle, a gain of approximately $4.6 million was calculated by management in December 2002. However, due to the uncertainties associated with payment on the Initial Note and Second Note, the Company deferred the gain recognition until proceeds from payment of cash or collateral by Pinnacle were received on the Initial Note and Second Note. As of June 30, 2003, the Company had received payments totaling $1,153,362 but has not received certain payments required under the Initial Note and an equipment sublease. The Company's position was that Pinnacle was in default under the Initial Note, the Second Note and the equipment sublease. Accordingly, on May 16, 2003, the Company initiated a lawsuit against Pinnacle seeking payments for all amounts due. The Company entered into a Stock Purchase Agreement with Mr. Povinelli whereby he transferred 1,048,616 of his Company shares back to the Company for a credit of approximately $230,000 against the principal due on the Initial Note. Due to the uncertainty of the transaction, these shares are included in the Company's outstanding shares as of June 30, 2003. After the commencement of the lawsuit, Pinnacle agreed to give the Company a direct assignment of its income and fixed annuity revenue from InsurMark and Career Brokerage in addition to 75% of Pinnacle's commission overrides being paid to the Company by Royal.

On December 4, 2003, the Company entered into a settlement with Pinnacle and the Company collected all amounts due from Pinnacle under the Purchase Agreement. As part of the settlement, the parties agreed to discontinue all litigation and legal disputes between the parties.

In connection with the settlement, Pinnacle negotiated a release of the Company from its obligations pursuant to the lease for the Company's former White Plains offices, subject to the consent of the landlord's primary lender. In the event that a fully executed unconditional release of the Company by the landlord is not delivered on or before January 22, 2004, the Company will receive $50,000 and Wachovia will receive $50,000. Both payments will be made from funds currently in escrow. In addition, the Company and Wachovia will each receive an additional $50,000 from Pinnacle on April 30, 2004, and an additional $45,500 from Pinnacle in 12 monthly payments of $3,791.66 commencing on July 1, 2004.

Pinnacle agreed to pay the Company $2,067,799.93. At closing, Wachovia was wired $636,397.22 pursuant to a preexisting forbearance agreement, as amended, between the Company and Wachovia, including $100,000 to obtain its final consent. The balance of $1,431,402.71 was wired to the Company. The settlement amount constitutes the global settlement amount in connection with the resolution of all monetary disputes between Pinnacle and the Company under Asset Purchase.

Including the $2,067,799.93 settlement payment, the Company received total consideration under the Asset Purchase of approximately $7,270,000, comprised of the following:

      Cash payments to the Company                             $4,410,000

      Company debt assumed by Pinnacle                         $2,630,000

      Credit to Pinnacle for the transfer to the Company       $  230,000
      By Povinelli of 1,048,616 shares of Company
      Common stock

As part of the settlement, the Company received the following indemnifications in addition to the indemnification contained in the Asset Purchase. All of the indemnifications include any monies paid by judgment, settlement or otherwise, costs and reasonable attorney's fees.

      5. Pinnacle, Povinelli and Puyear agreed to indemnify and hold harmless the Company for: all claims arising from Pinnacle's assumption of the Company debt of the Company owed to any employee of the Company who became an employee of Pinnacle with the exception of William Hellmers; and all vendor debt assumed by Pinnacle.

      6. Pinnacle, Povinelli, Puyear and Gerlad Hoenings each personally guaranteed and indemnified the payment of all real estate lease obligations which the Company is still liable for under leases assumed by Pinnacle. In addition, Richard Boehm and Serafino Maiorano guaranteed certain of these real estate lease obligations.

      7. Pinnacle, Povinelli and Puyear agreed to indemnify and hold the Company harmless from all claims under personal property leases which Pinnacle assumed and which the Company remains liable for.

      8. Pinnacle, Povinelli and Puyear agreed to indemnify and hold the Company harmless for any damages resulting from Pinnacle renewing any real estate leases which Pinnacle assumed and for which the Company remains liable for.

In addition, the release given to Pinnacle, Povinelli and Puyear by the Company under the Asset Purchase was modified to exclude: their representations, warranties, duties, obligations and indemnification sunder the Asset Purchase as modified by the settlement agreement; and for items for claims and liabilities asserted against the Company by third parties that use as a basis events that occurred during the time when Povienlli was CEO of the Company and/or Puyear was CFO of the Company which are commitments made by Povinelli and/or Puyear but which were not disclosed on the books and records of the Company.

Chief Accounting Officer

On January 6, 2004, Dennis Conroy was appointed Chief Accounting Officer of the Company by a unanimously approved resolution of the Board of Directors.

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

The audit reports of Andersen on the Company's Consolidated Financial Statements as of and for the fiscal years ended June 30, 2001 and June 30, 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. However, the Company restated its financial results for the fiscal year ended June 30, 2001, and the second and third quarters thereof, and Andersen has not audited such restated financial results. Grant Thornton conducted its own audit of the adjustments that led to the restated financial results for fiscal 2001.

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

On November 7, 2003, the Company engaged Radin Glass & Co., LLP ("Radin Glass") to serve as the Company's independent auditors for the year ending June 30, 2003 and for the year ending June 30, 2004. The Company dismissed Grant Thornton on November 5, 2003 by unanimous resolution of its Board of Directors. The ratification of the appointment of auditors for the year ending June 30, 2004 will be considered by the Company's stockholders at the next annual meeting anticipated to be held in March 2004.

During the year ending June 30, 2003 and for the interim period through the date the relationship ended, there were no disagreements with Grant Thornton on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Grant Thornton's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

The audit reports of Grant Thornton on the Company's consolidated financial statements as of and for the fiscal year ending June 30, 2002 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that Grant Thornton's audit report included in the Company's Annual Report on 10-K for the fiscal year ended June 30, 2002 included an explanatory paragraph relating to substantial doubt as to the Company's ability to continue as a going concern due to recurring losses from operations and its breach of covenants in the Company's loan agreements.

During the fiscal year ending June 30, 2003 and for the interim period through the date the relationship ended, Grant Thornton did not advise the Company of any reportable events under Item 304(a)(1)(v) of Regulation S-K, except that:

(i) On September 29, 2003, in connection with the audit of the Company's wholly-owned subsidiary, Prime Capital Services, Inc. ("Prime"), Grant Thornton sent Prime a letter advising Prime that material deficiencies had been found in its internal controls, but that such material deficiencies had been remedied through the hiring of additional personnel and the implementation of new supervisory procedures. A copy of such letter is attached as Exhibit 99.1.

(ii) On November 10, 2003, Grant Thornton sent the Company a letter concluding that the Company had material weaknesses in its system of internal controls. In that letter, Grant Thornton stated that it had to expand the scope of its audit procedures in several areas, and had not completed its audit at the date of its termination. The Company intends, with Radin Glass, to address the issues raised by Grant Thornton in its letter.

During the year ending June 30, 2003 and through November 5, 2003, the Company did not consult Radin Glass regarding any matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

9(A) CONTROLS AND PROCEDURES

Nothing regarding internal controls were communicated in writing to the Company during Fiscal 2003, but discussions were had and improvements were made. No change occurred in the Company's internal controls concerning financial reporting during Fiscal 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting. During the first and second quarters of fiscal 2004, the Company has received recommendations from both its current and former auditors regarding its internal controls over financial reporting and is considering such recommendations. As of the end of the period covered by this report, under the supervision and with the participation of the Company's management, the Chief Executive Officer and the Chief Accounting Officer of the Company have evaluated the disclosure controls and procedures of the Company as defined in Exchange Act Rule 13(a)-15(e) and have determined that such controls and procedures are adequate and effective.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

CHANGE IN MANAGEMENT

During Fiscal 2003, the Company underwent a transition in senior management and in the composition of its Board of Directors. On August 8, 2002, Michael Ryan was appointed President and Chief Executive Officer of the Company, Thomas Povinelli resigned as the Company's President and Chief Executive Officer and as a director of the Company, and David Puyear resigned as the Company's Chief Financial Officer. In addition, on August 8, 2002, Edward H. Cohen, Steve Gilbert and Michael Ryan were added to the Board. On May 15, 2003, Louis Karol and Doreen Biebusch resigned from the Board, and on July 24, 2003, Seth Akabas resigned from the Board.

TABLE OF OFFICERS AND DIRECTORS

The following table sets forth information regarding the executive officers and directors of Gilman + Ciocia, Inc:

NAME                        AGE                        POSITION
----                        ---                        --------
James Ciocia                46            Chairman of the Board and Director
Michael P. Ryan             45            Chief Executive Officer, President and
                                          Director
Kathryn Travis              54            Secretary and Director
Ted Finkelstein             50            Vice President and General Counsel
Steven Gilbert              47            Director
Edward H. Cohen             65            Director
Dennis Conroy               32            Chief Accounting Officer

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

MICHAEL P. RYAN, CHIEF EXECUTIVE OFFICER AND DIRECTOR. Mr. Ryan was appointed the Company's Chief Executive Officer on August 8, 2002. Mr. Ryan co-founded Prime Capital Services, Inc. and has, except for a one month period in July and August of 2002, served as its President since 1987. In addition, Carole Enisman Mr. Ryan's spouse, has served as Executive Vice President of Prime Capital Services, Inc. since April 5, 1999. Mr. Ryan is a Certified Financial Planner and a founding member and past President of the Mid-Hudson Chapter of the International Association for Financial Planning. Mr. Ryan is a Registered Principal with the National Association of Securities Dealers and serves on the Independent Firms Committee of the Securities Industry Association (SIA). Mr. Ryan holds a B.S. in Finance from Syracuse University. Mr. Ryan was first elected as a director on June 22, 1999, resigned as a director on April 3, 2002 and was re-appointed to the Board on August 9, 2002. He will stand for election as a Class C director at the next Annual Meeting of Stockholders.

KATHRYN TRAVIS, SECRETARY AND DIRECTOR. Ms. Travis began her career with the Company in 1986 as an accountant and has served as Secretary, Vice President and a director since November 1989. Ms. Travis currently supervises all tax preparation personnel and she is a registered representative of Prime. Ms. Travis holds a B.A. in Mathematics from the College of New Rochelle. Ms. Travis is serving a term which expired in 2002 and continues until a qualified successor is appointed or elected.

TED FINKELSTEIN, VICE PRESIDENT AND GENERAL COUNSEL. Ted Finkelstein is the General Counsel and Vice President of the Company. He has a Bachelor of Science degree in Accounting. He is a Cum Laude graduate of Union University, Albany Law School and also has a Master of Laws in Taxation from New York University Law School. Ted has over 25 years of varied legal experience including acting as outside counsel for Prime Capital Services, Inc. for almost 15 years. Ted has been General Counsel and Vice President of the Company since June, 2001.

STEVEN GILBERT, DIRECTOR. Mr. Gilbert is the Company's senior salesperson and head of the Company's Clearwater, Florida office. His responsibilities include the training of sales representatives and general management of the Company's Clearwater office. Mr. Gilbert has also historically been one of the Company's most productive sales representatives.

EDWARD H. COHEN, DIRECTOR. Mr. Cohen has, since February 2002, been counsel to, and for more than five years prior thereto was a partner in, the New York City law firm of Katten Muchin Zavis Rosenman (with which he has been affiliated since 1963). During Fiscal 2003 the Company paid fees to Katten Muchin Zavin Rosenman. Mr. Cohen does not share in such fees that the company pays to such law firm and his compensation is not based on such fees. Mr. Cohen is a director of Phillips-Van Heusen Corporation, a manufacturer and marketer of apparel and footwear, Franklin Electronic Publishers, Incorporated, an electronic publishing company, Levcor International, Inc., a converter of textiles for sale to domestic apparel manufacturers, and Merrimac Industries, Inc., a manufacturer of passive RF and microwave components for industry, government and science.

DENNIS CONROY, CHIEF ACCOUNTING OFFICER. Mr. Conroy began his career with the Company in 1998 as an accountant for its Prime Financial Services subsidiary. He was appointed as the Company's Chief Accounting Officer effective January 6, 2004. He has a Bachelor of Science degree in Accounting. He is a registered Financial and Operations Principle with the NASD.

The Company's executive officers serve at the discretion of the Board of Directors.

COMMITTEES

The Audit Committee, which was comprised of Doreen M. Biebusch, Seth A. Akabas and Louis P. Karol, was disbanded on August 18, 2002 and the entire Board undertook its duties. The Company is interviewing new directors to replace Seth Akabas, Doreen Biebusch and Louis Karol. The Board of Directors will reconstitute the Audit Committee after new directors are elected.

The Company's Board of Directors does not include an "audit committee financial expert" as that term is defined in SEC regulations. The Company's securities are not listed on any national securities exchange and the Company is not required to have an audit committee. The Company is presently engaged in a search for additional independent directors and the Company intends that one or more of the candidates for such independent directors will qualify as an audit committee financial expert.

CODE OF ETHICS

The Company has adopted a Code of Ethics for its Chief Executive Officer and its Senior Financial Executive. A copy of the Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K.

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

                           SUMMARY COMPENSATION TABLE

                                                                                                             LONG TERM
                                                                                                           COMPENSATION
                                                                                                         AWARDS NUMBER OF
                                                                                                              SHARES
NAME AND                              FISCAL                                             OTHER ANNUAL        UNDERLYING
PRINCIPAL POSITION                    YEAR          SALARY            BONUS              COMPENSATION         OPTIONS
------------------                    ----          ------            -----              ------------         -------
James Ciocia
Chairman of the Board                 2003               --                 --          (2)  $565,480
                                      2002         $430,000       (3) $312,693                     --              --
                                      2001         $438,712                             (1)  $  6,694              --

Michael P. Ryan
Chief Executive Officer and
Director                              2003         $195,693                 --          (1)  $ 19,238              --
                                      2002         $430,000       (3) $490,384          (1)  $  9,600         250,000
                                      2001         $350,000                             (1)  $  9,600         250,000

Kathryn Travis
Secretary, Vice President and
Director                              2003         $138,421                             (1)  $  9,259              --
                                      2002         $281,538                             (1)  $  9,259              --
                                      2001         $313,712                             (1)  $  9,259              --

David Puyear
Former Chief Financial Officer        2003         $  9,615
                                      2002         $201,923                                        --              --
                                      2001         $209,000                                        --         200,000

Thomas Povinelli
Former Chief Executive Officer and
Director                              2003         $ 49,615
                                      2002         $380,385                             (1)  $  7,200              --
                                      2001         $358,366                             (1)  $  7,200              --

Ted Finkelstein
Vice President and General Counsel
                                      2003         $157,617                                        --              --
                                      2002          184,615                                        --

(1)   Auto expense
(2)   Represents commission override payment.
(3)   Accrued compensation not paid.

INSURANCE

On June 30, 2003, the Company maintained $2 million Key Man life insurance policies on James Ciocia and Michael P. Ryan. These policies, and an additional $2 million policy owned by the Company on Thomas Povinelli, are pledged to Wachovia as collateral security for the Company's financing with Wachovia.

DIRECTORS

The Company is currently reviewing its compensation policy with its independent directors of the Company. Historically, independent directors have not received compensation.

OPTION GRANTS

The following table sets forth information regarding options to purchase shares of Common Stock granted to the Named Executive Officers during Fiscal 2003.

                          OPTION GRANTS IN FISCAL 2003
                                INDIVIDUAL GRANTS

                                           PERCENT OF
                                             TOTAL
                           NUMBER OF        OPTIONS
                           SECURITIES      GRANTED TO    EXERCISE OR
                           UNDERLYING      EMPLOYEES     BASE PRICE                    EXPIRATION
         NAME           OPTIONS GRANTED     IN 2002       ($/SHARE)     GRANT DATE        DATE       FAIR VALUE
         ----           ---------------     -------       ---------     ----------        ----       ----------
None


  AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND 2003 YEAR-END OPTION
                                     VALUES

The following table sets forth for each of the Named Executive Officers (a) the number of options exercised during Fiscal 2003, (b) the total number of unexercised options for Common Stock (exercisable and un-exercisable) held at June 30, 2003, and (c) the value of those options that were in-the-money on June 30, 2003 based on the difference between the closing price of our Common Stock on June 30, 2003 and the exercise price of the options on that date.

                                                      NUMBER OF SECURITIES UNDERLYING          VALUE OF UNEXERCISED
                                                        UNEXERCISED STOCK OPTIONS AT        IN-THE-MONEY STOCK OPTIONS
                                                            FISCAL YEAR-END (#)                 AT FISCAL YEAR-END
                           SHARES
                           ACQUIRED
                           ON            VALUE                               UN-                                UN-
NAME                       EXERCISE(#)   REALIZED       EXERCISABLE      EXERCISABLE        EXERCISABLE    EXERCISABLE
----                       -----------   --------       -----------      -----------        -----------    -----------
James Ciocia
Chairman of                     -           -              62,508             -                  -              -
the Board

Michael P. Ryan
Chief Executive                 -           -             500,000             -                  -              -
Officer and
Director

Kathryn Travis
Secretary, Vice                 -           -              30,340             -                  -              -
President and
Director

Ted Finkelstein Vice
President and
General Counsel                 -           -              10,000             -                  -              -

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

1993 Plan

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

1999 Plan

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

2000 Plan

On 2/1/2000, the Board of Directors of the Company adopted the Company's "2000 Common Stock and Incentive and Non-Qualified Stock Option Plan" (the "2000 Plan"). The Company's stockholders approved the plan on 5/5/2000.

The 2000 Plan is administered by the Company's Board of Directors (the "Board") or by a Committee appointed by the Board (the "Committee"). The Board or the Committee has authority to make rules and regulations for the administration of the Plan and its interpretation and decisions with regard thereto shall be final and conclusive. The Board may at any time, and from time to time, amend this Plan in any respect, except that (a) if the approval of any such amendment by the shareholders of the Company is required by Section 423 of the Code, such amendment shall not be effected without such approval, and (b) in no event may any amendment be made which would cause the Plan to fail to comply with Section 423 of the Code.

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

2001 Plan

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

Federal Income Tax Consequences of Stock Option Plans

The Company believes that under the present law the following federal income tax consequences would generally result under the Planss. Rights to purchase shares under the Plans are intended to constitute "options" issued pursuant to an "employee stock option plan" within the meaning of Section 423 of the Code: No taxable income results to the participant upon the grant of right to purchase or upon the purchase of shares for his or her account under the Plans (although the amount of a participant's payroll contributions under the Plans will be taxable as ordinary income to the participant). If the participant disposes of shares less than two years after the first day of an offering period with respect to which he or she purchased such shares, then at the time of disposition the participant will recognize as ordinary income an amount equal to the excess of the fair market value of the shares on the date of purchase over the amount of the participant's payroll contributions used to purchase the shares. If the participant holds the shares for at least two years after the first day of an offering period with respect to which he or she purchased such shares, then at the time of the disposition the participant will recognize as ordinary income an amount equal to the lesser of (i) the excess of the fair market value of the shares on the first day of the offering period over the option price on that date, and (ii) the excess of the fair market value of the shares on the date of disposition over the amount of the participant's payroll contributions used to purchase such shares. In addition, the participant will recognize a long-term or short-term capital gain or loss, as the case may be, in an amount equal to the difference between the amount realized upon any sale of the Common Stock minus the cost (i.e., the purchase price plus the amount, if any, taxed to the participant as ordinary income, as noted in (3) above). If the statutory holding period described above is satisfied, the Company will not receive any deduction for federal income tax purposes with respect to any discount in the sale price of Common Stock or matching contribution applicable to such participant. If such statutory holding period is not satisfied, the Company generally should be entitled to deduction in an amount equal to the amount taxed to the participant as ordinary income.

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

There were two offering periods in Fiscal 2003. The first offering period commenced on July 1, 2002 and closed on December 31, 2002, and the second offering period started again on January 2, 2002 and closed on June 30, 2003. The 2000 ESPP Plan is presently being reviewed by outside counsel to determine the number of shares of common stock to be issued for Fiscal 2003. Cash refunds will be given to employees who made contributions to the 2000 ESPP Plan in Fiscal 2003 but are determined not to be entitled to all or part of the shares they subscribed to. As of June 30, 2002, 66 employees participate in the automatic withholding election for the 2000 ESPP Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 30, 2003, certain information regarding the ownership of the Company's Common Stock by (i) each of the Company's current Directors and (ii) all of the Company's directors and officers as a group. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock. For each individual or group included in the table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group as described above by the sum of the 10,039,561 shares of Common Stock outstanding as of June 30, 2003 and the number of shares of Common Stock that such person or group had the right to acquire within 60 days of June 30, 2003,, including, but not limited to, upon the exercise of options.

                                                       AMOUNT AND NATURE OF     PERCENTAGE OF
   NAME AND ADDRESS OF BENEFICIAL OWNER                BENEFICIAL OWNERSHIP         CLASS
   ------------------------------------                --------------------         -----
Michael P. Ryan
11 Raymond Avenue
Poughkeepsie, NY 12603                                     2,541,471 (1)            25.3%

Prime Partners, Inc.
11 Raymond Avenue
Poughkeepsie, NY 12603                                     2,035,471 (1)            20.2%

Ralph Porpora
11 Raymond Avenue
Poughkeepsie, NY 12603                                     2,040,644 (2)            20.3%

Steven Gilbert
2420 Enterprise Road, Suite 100
Clearwater, FL 33763                                        757,913 (3)             7.5%

James Ciocia
35-50 Francis Lewis Blvd. Suite 205
Flushing, NY 11358                                          537,194 (4)             5.3%

Kathryn Travis
375 North Broadway
Suite 203
Jericho, NY 11753                                           203,321 (5)             2.0%

Carole Enisman
11 Raymond Avenue
Poughkeepsie, NY 12603                                       16,200 (6)               *

Edward H. Cohen
c/o Katten Muchin Zavis Rosenman                                 -0-                  *
575 Madison Avenue New York, NY 10022

Ted Finkelstein
11 Raymond Avenue                                              10,000                 *
Poughkeepsie, NY 12603

     6      persons                                         3,316,980               33.1%

*     Less than 1.0%

(1) 6,000 shares are owned by Mr. Ryan personally, 16,200 shares are beneficially owned by Mr. Ryan's wife, Carole Enisman, 5,700 shares owned by Prudential Serls Prime Properties (of which Mr. Ryan is a director and 25% shareholder) and 2,035,471 shares are beneficially owned by Prime Partners, Inc. and its wholly owned subsidiaries (including 474,686 shares which Prime Partners, Inc. has the right to acquire pursuant to the Ciocia Agreement and 168,981 shares which Prime Partners, Inc. has the right to acquire pursuant to the Travis Purchase Agreement, all at an exercise price per share equal to the greater of 160% of market price or $75, Mr. Ryan has full authority to vote these shares pursuant to separate Voting Trust Agreements). Includes 250,000 shares issuable to Mr. Ryan upon exercise of stock options at a price of $6.00 per share and 250,000 shares issuable to Mr. Ryan upon exercise of stock options at a price of $8.00 per share. Mr. Ryan owns 50% percent of the capital stock of, and serves as an officer and director of, Prime Partners, Inc. Mr. Ryan disclaims beneficial ownership of the 16,200 shares beneficially owned by Ms. Enisman, and the 5,700 shares owned by Prudential Serls Prime Properties.

(2) Includes 2,035,471 shares beneficially owned by Prime Partners, Inc. and its wholly owned subsidiaries (including 474,686 shares which Prime Partners, Inc. has the right to acquire pursuant to the Ciocia Purchase Agreement and 168,981 shares which Prime Partners, Inc. has the right to acquire pursuant to the Travis Purchase Agreement, all at an exercise price per share equal to the greater of 160% of market price or $75. Mr. Ryan has full authority to vote these shares pursuant to separate Voting Trust Agreements), 2,442 shares issuable upon the exercise of options at a price of $8.1875 per share and 2,731 shares issuable upon the exercise of options at a price of $2.875 per share. Mr. Porpora owns 50% percent of the capital stock of, and serves as an officer and director of, Prime Partners, Inc.

(3) Includes 169,854 shares owned by Gilbert Family Limited Partnership of which Steven Gilbert is a 97% beneficiary. In addition, includes 340,000 shares, 100,000 shares, 75,000 shares, 12,310 shares, 9,9l0 shares, 5,969 shares, 37,500 shares and 7,370 shares issuable upon exercise of options at $3.50, $4.75, $13.75, $10.l2, $9.8125, $8.1875, $8.00 and $2.875, respectively, per share.
Does not include 70,000 shares issuable upon the exercise of options that do not vest until December 2003.

(4) Includes 60,000, 1,470 and 1,038 shares issuable upon the exercise of options at a price of $9.50, $l0.l25, and $8.1875, respectively, per share. Also includes 474,686 shares which Prime Partners Inc. has the right to acquire pursuant to the Ciocia Agreement. Michael Ryan has full authority to vote these shares pursuant to a separate Voting Trust Agreement.

(5) Includes 30,000 and 340 shares issuable upon the exercise of currently exercisable options at a price of $9.50 and $l0.l25, respectively, per share. Also includes 168,981 shares, which Prime Partners Inc. has the right to acquire pursuant to the Travis Agreement. Michael Ryan has full authority to vote these shares pursuant to a separate Voting Trust Agreement.

(6) Includes 15,000 shares issuable upon the exercise of currently exercisable options at a price of $6.00.

(7) Includes 10,000 shares issuable upon the exercise of currently exercisable options at a price of $6.00.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

James Ciocia, Thomas Povinelli, Michael Ryan and Kathryn Travis personally guaranteed the repayment of the Company's loan from Travelers. Additionally, Messrs, Ciocia, Povinelli and Ryan personally guaranteed the repayment of the Company's loan from Wachovia. Such stockholders received no consideration for such guarantees other than their salaries and other compensation.

Seth A. Akabas is a partner in the law firm of Akabas & Cohen and a director of the Company until July 21, 2003. Akabas & Cohen was outside counsel for the Company until August, 2002. During the fiscal year ended June 30, 2003, 2002 and 2001, the Company paid $0, $76,286 and $104,106 in legal fees to Akabas & Cohen. On July 30, 2003, after Seth Akabas resigned from the Board, the Company entered into an agreement with Akabas & Cohen to pay a total of $332,000 in outstanding fees pursuant to an agreed payout settlement.

Edward H. Cohen is of counsel to, and a retired partner of, the law firm Katten Muchin Zavis Rosenman and also a director of the Company. Since August 2002, Katten Muchin Zavis Rosenman ("KMZR") has been outside counsel to the Company and has also, in the past, represented Michael Ryan personally. During Fiscal 2003, the Company paid fees to Katen Muchin Zavis Rosenman.

Michael Ryan, the Company's President and Chief Executive Officer and Carole Enisman, the Chief Operating Officer of PCS, are married.

In July 2000, the Company borrowed $250,000 at 12% interest from Mysemia, a general partnership in which Seth A. Akabas is a general partner with a 33% interest. This loan was subordinated to the financing with Wachovia pursuant to a written subordination agreement and could not be paid until the Wachovia financing is paid in full. No interest or principal was paid on the loan by the Company. This loan was payable ten business days after demand but could not be demanded because of the subordination agreement. It is included in the current portion of long term debt on the accompanying balance sheet as of June 30, 2003 and 2002. As of June 30, 2003, $88,045 in accrued interest was due to Mysemia. The debt plus accrued interest due to Mysemia was assumed by Pinnacle on December 4, 2003 pursuant to the Asset Purchase settlement with Pinnacle, and a general release was obtained from Mysemia.

In January 2001, the Company borrowed $250,000 from Doreen M. Biebusch, a former Director of the Company. This loan was subordinated to the financing with Wachovia pursuant to a written subordination agreement and could not be paid until the Wachovia financing is paid in full. No interest or principal was paid on the loan by the Company. This loan was payable ten business days after demand but could not be demanded because of the subordination agreement. It is included in the current portion of long term debt on the accompanying balance sheet as of June 30, 2003 and 2002. As of June 30, 2003 $77,976 in accrued interest was due to Doreen Biebusch. The debt plus accrued interest due to Doreen Biebusch was assumed by Pinnacle on December 4, 2003, pursuant to the Asset Purchase settlement with Pinnacle, and a general release was obtained from Ms. Biebusch.

Michael Ryan, the Company's Chief Executive Officer and President, is one of the general partners in a limited partnership, Prime Income Partners, L.P. which owns the building in Poughkeepsie, New York occupied by PCS, PFS and AFP. As of August 2002, the building also serves as the Company's executive headquarters. During the fiscal year ended June 30, 2003, the Company paid $ 331,958 to Prime Income Partners, L.P. for rent and related charges. Management believes the amounts charged to the Company for rent to be commensurate with the rental rate that would be charged to an independent third party.

In February 2002, Prime Partners, Inc. of New York (previously known as Prime Financial Services, Inc. New York) loaned to the Company $1.0 million at a stated interest rate of 10% which was repaid in full plus accrued interest of $14,855 in April 2002. During the fiscal year ended June 30, 2001, Prime Partners, Inc. loaned to the Company an aggregate of $600,000. A total of $465,608 in loans were made by Prime Partners, Inc. to the Company during Fiscal 2003. As of June 30, 2003, the Company owed Prime Partners, Inc. $710,100. Michael Ryan, the Company's Chief Executive Officer and President, is one of the major shareholders of Prime Partners, Inc.

On November 26, 2002, the Company finalized the Asset Purchase with Pinnacle, whereby Pinnacle, an entity controlled by Thomas Povinelli and David Puyear, former chief executive and financial officers of the Company, purchased certain assets of the Company. (See Note 20)

PART IV

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

14.0 Code of Ethics for Senior Financial Officers and the Principal Executive Officer of Gilman + Ciocia, Inc.

21 List of Subsidiaries.

31.1 Certification of Chief Executive Officer.

31.2 Certification of Chief Accounting Officer.

32.2 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.

32.2 Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.

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

                                              GILMAN + CIOCIA, INC.


Dated: January 20, 2004                       By /s/ Michael P. Ryan
                                              Chief Executive Officer


Dated: January 20, 2004                       By /s/ Dennis Conroy
                                              Chief Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 20th day of January, 2004.


                                              /s/ James Ciocia, Chairman


                                              /s/ Michael P. Ryan, Director


                                              /s/ Kathryn Travis, Director


                                              /s/ Steven Gilbert, Director


                                              /s/ Edward H. Cohen, Director