Form 10-K/A
period 2003-06-30
GILMAN & CIOCIA INC
filed 2004-02-09
CIK 914142

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

  |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934.

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

As of February 6, 2004, 10,171,161 shares of the registrant's common equity were outstanding.

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act 12b-2) Yes |_| No |X|

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                              GILMAN + CIOCIA, INC.

                              REPORT ON FORM 10-K/A

                        FOR THE YEAR ENDED JUNE 30, 2003

                                TABLE OF CONTENTS

                                                   PART I

Item 1.     Description of Business...................................................................................  3
Item 2.     Properties................................................................................................  17
Item 3.     Legal Proceedings.........................................................................................  17
Item 4.     Submission of Matters to a Vote of Security Holders.......................................................  18

                                                  PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.....................................  18
Item 6.     Selected Consolidated Financial Data......................................................................  19
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.....................  20
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk................................................  38
Item 8.     Consolidated Financial Statements and Supplementary Data..................................................  38
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................  77
Item 9A.    Controls and Procedures ..................................................................................  78

                                                  PART III

Item 10.    Directors and Executive Officers of the Registrant........................................................  79
Item 11.    Executive Compensation....................................................................................  81
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters............  87
Item 13.    Certain Relationships and Related Transactions............................................................  88

                                                  PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................................  90

SIGNATURES............................................................................................................  92

Explanatory Note

The financial statements for the three years ended June 30, 2003 have been restated to correct a timing error in the recording of receivables and the related accrual for commission liabilities relating to asset management services. In January 2004, subsequent to the filing of the Form 10-K for the year ended June 30, 2003, management discovered and informed the auditors that revenues and related commission expenses for asset management services, to be billed and incurred in the quarter ended September 30, 2003 for services to be rendered in that quarter, had been erroneously prematurely recorded as of June 30, 2003. The receivables and commissions originally prematurely recorded at each quarter end were received and paid by the Company during the subsequent quarter. The financial statements for the three years ended June 30, 2003 have been restated to correct this error. As the error applied to both the beginning and ending balances of each quarter, the effect on any individual quarter filing on Form 10-Q was immaterial.

Accordingly, this Form 10-K/A restates the previously issued Consolidated Financial Statements, as well as Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements including the Notes to Consolidated Financial Statements, to reflect the impact of the restatement.

This amendment to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003 amends and restates only Item 9A and those items of the previously filed Form 10-K which have been affected by the restatement, although all other items of the Form 10-K are reproduced in this amendment. In order to preserve the nature and character of the disclosures set forth in such other items as originally filed, no attempt has been made in this amendment to modify or update such disclosures except as required to reflect the effects of the restatement.

The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement therein not misleading.

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

The financial statements for the three years ended June 30, 2003 have been restated to correct a timing error in the recording of receivables and the related accrual for commission liabilities relating to asset management services. In January 2004, subsequent to the filing of the Form 10-K for the year ended June 30, 2003, management discovered and informed the auditors that revenues and related commission expenses for asset management services, billed and incurred in the quarter ended September 30, 2003 for services to be rendered in that quarter, had been recorded as of June 30, 2003. Further, it was ascertained that this error in revenue and expense recognition had been occurring since the 1999 acquisition of Asset and Financial Planning Ltd. and had gone undetected for four years. The receivables and commissions recorded originally prematurely recorded at each quarter end were received and paid by the Company during the subsequent quarter.

The financial statements for the three years ended June 30, 2003 have been restated to correct this error. As a result of the restatement, receivables as of June 30, 2003 have been reduced by $1,114,725 and commission liabilities have been reduced by $923,658. Shareholder's deficit increased by $191,067.

For the years ended 2002 and 2001 receivables were reduced by $1,174,824 and $1,066,152. Commission liabilities were reduced by $952,422 and $898,155.

Losses for the year ended June 30, 2003, 2002 and 2001 have decreased by $31,334, increased by $54,405 and increased by $97,747 respectively.

Revenues for the years ended June 30, 2003, 2002, and 2001 have increased by $60,009, decreased by $108,672 and decreased by $363,654 respectively. Commission expense for the years ended June 30, 2003, 2002 and 2001 have increased by $28,765, decreased by $54,266 and decreased by $265,907 respectively.

As the error applied to both the beginning and ending balances of each quarter, the effect on any individual quarter filing on Form 10-Q was immaterial.

In Fiscal 2003, the Company had total revenues of $62.9 million representing a decrease of $4.5 million from revenues from continuing operations in Fiscal 2002. See Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company's financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered losses from operations in each of its last four years and is in default under its three largest financing agreements raising substantial doubt about its ability to continue as a going concern. During Fiscal 2003, the Company incurred net losses of $13,996,916 and at June 30, 2003 had a working capital deficit of $19,493,533. The Company's ability to continue as a going concern and its future success is dependent on its ability to reduce costs and generate revenues. See Note 1 to Consolidated Financial Statements.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The financial statements for the three years ended June 30, 2003 have been restated to correct a timing error in the recording of receivables and the related accrual for commission liabilities relating to asset management services. In January 2004, subsequent to the filing of the Form 10-K for the year ended June 30, 2003, management discovered and informed the auditors that revenues and related commission expenses for asset management services, billed and incurred in the quarter ended September 30, 2003 for services to be rendered in that quarter, had been recorded as of June 30, 2003. Further, it was ascertained that this error in revenue and expense recognition had been occurring since the 1999 acquisition of Asset and Financial Planning Ltd. and had gone undetected for four years. The receivables and commissions recorded originally prematurely recorded at each quarter end were received and paid by the Company during the subsequent quarter.

The financial statements for the three years ended June 30, 2003 have been restated to correct this error. As a result of the restatement, receivables as of June 30, 2003 have been reduced by $1,114,725 and commission liabilities have been reduced by $923,658 Shareholder's deficit increased by $191,067.

For the years ended 2002 and 2001 receivables were reduced by $1,174,824 and $1,066,152. Commission liabilities were reduced by $952,422 and $898,155.

Losses for the year ended June 30, 2003, 2002 and 2001 have decreased by $31,334, increased by $54,405 and increased by $97,747 respectively.

Revenues for the years ended June 30, 2003, 2002, and 2001 have increased by $60,009, decreased by $108,672 and decreased by $363,654 respectively. Commission expense for the years ended June 30, 2003, 2002 and 2001 have increased by $28,765, decreased by $54,266 and decreased by $265,907 respectively.

As the error applied to both the beginning and ending balances of each quarter, the effect on any individual quarter filing on Form 10-Q was immaterial.

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

         SUMMARY OF CONSOLIDATED BALANCE SHEETS AND STATEMENT OF INCOME
                                  AS OF JUNE 30

                                      2003 RESTATED      2002 RESTATED       2001 RESTATED      2000 RESTATED         1999
                                                          (unaudited)
                                     SEE NOTE 2(a)(1)   SEE NOTE 2(a)(1)    SEE NOTE 2(a)(1)   SEE NOTE 2(A)(1)   SEE NOTE 2(A)(1)
                                     ----------------   ----------------    ----------------   ----------------   ----------------
Working Capital
(Deficit)                              $(19,493,533)    $(11,125,496)      $    516,576       $ (1,681,686)      $  5,282,683
Total Assets                             21,481,114       35,997,688         51,613,742         43,245,680         32,354,956
Long Term Debt                              662,622          851,501          5,425,928            826,476          2,738,124
Total Shareholders' Equity(Deficit)      (6,192,983)       7,488,667         27,756,436         24,642,591         24,993,108
Cash Dividends                                   --               --                 --                 --                 --

Revenues                               $ 62,917,302     $ 67,389,100       $ 82,378,076       $ 88,216,839       $ 49,799,382
Operating Expenses                       73,799,259       90,572,968         85,559,462         95,734,572         45,969,364
Net Income/(Loss) from
Continuing Operations                   (12,689,711)     (22,806,826)        (3,355,081)        (6,230,342)         3,734,310
Net Income/(Loss) from
Discontinued Operations                  (1,307,205)         448,122          3,044,595                 --                 --
Net Income/(Loss)                       (13,996,916)     (22,358,704)          (310,486)        (4,083,342)         2,214,310

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial statements for the three years ended June 30, 2003 have been restated to correct a timing error in the recording of receivables and the related accrual for commission liabilities relating to asset management. See
Note 2(a)(1)of the "Notes to Consolidated Financial Statements".

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

See "Restatements" below for a discussion of the Company's restatement of its fiscal 2003, 2002 and 2001 financial statements effected hereby, and its previous restatement of its fiscal 2001 financial statements.

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

Revenue Analysis. For the fiscal year ended June 30, 2003, approximately 10.7% of the Company's revenues were earned from tax preparation services, 89.3% were earned from all financial planning and related services (with 70.8 % from mutual funds, annuities and securities transactions and 29.2 % from insurance, mortgage brokerage and other related services).

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

Substantial Doubt About Ability to Continue as a Going Concern. The Company's June 30, 2003 Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. The Company has suffered losses from operations in each of its last four years, and is in default under its three largest lending facilities, raising substantial doubt about its ability to continue as a going concern. During the fiscal year June 30, 2003, the Company incurred net losses totaling $(13,996,916) and at June 30, 2003 was in a working capital deficit position of $19,493,533. At June 30, 2003, the Company had $955,097 of cash and cash equivalents and $4,293,527 of trade receivables to fund short-term working capital requirements. The Company's ability to continue as a going concern and its future success is dependent upon its ability to reduce costs and generate revenues to: (1) satisfy its current obligations and commitments, and (2) continue its growth.

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

RESTATEMENTS

The financial statements for the three years ended June 30, 2003 have been restated to correct a timing error in the recording of receivables and the related accrual for commission liabilities relating to asset management. In January 2004, subsequent to the filing of the Form 10-K for the year ended June 30, 2003, management discovered and informed the auditors that revenues and related commission expenses for asset management services, billed and incurred in the quarter ended September 30, 2003 for services to be rendered in that quarter, had been recorded as of June 30, 2003. Further, it was ascertained that this error in revenue and expense recognition had been occurring since the 1999 acquisition of Asset and Financial Planning Ltd. and had gone undetected for four years. The receivables and commissions recorded originally prematurely recorded at each quarter end were received and paid by the Company during the subsequent quarter.

The financial statements for the three years ended June 30, 2003 have been restated to correct this error. As a result of the restatement, receivables as of June 30, 2003 have been reduced by $1,114,725 and commission liabilities have been reduced by $923,658 Shareholder's deficit increased by $191,067.

For the years ended 2002 and 2001 receivables were reduced by $1,174,824 and $1,066,152. Commission liabilities were reduced by $952,422 and $898,155.

Losses for the year ended June 30, 2003, 2002 and 2001 have decreased by $31,334, increased by $54,405 and increased by $97,747 respectively.

Revenues for the years ended June 30, 2003, 2002, and 2001 have increased by $60,009, decreased by $108,672 and decreased by $363,654 respectively. Commission expense for the years ended June 30, 2003, 2002 and 2001 have increased by $28,765, decreased by $54,266 and decreased by $265,907 respectively.

As the error applied to both the beginning and ending balances of each quarter, the effect on any individual quarter filing on Form 10-Q was immaterial.

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

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                                        AS PREVIOUSLY
                                                           REPORTED             AS RESTATED
                                                           --------             -----------
BALANCE SHEET:
      Accounts payable and accrued expenses              $   9,831,363         $  10,431,363
      Deferred tax assets, net of current                    1,460,160             1,709,160
      Retained earnings                                      1,911,027             1,560,027

STATEMENT OF OPERATIONS:
      Revenue                                            $ 106,513,173         $ 104,900,310
      Provision for income taxes                               946,764               697,764
      Net loss                                                 138,261             (212,739)

NET INCOME (LOSS) PER SHARE:
      Basic and diluted                                  $        0.02         $      (0.03)

(a) $1,012,863 representing net trading gains previously included in financial planning revenue have been reclassified to other income (expense) in the statements of operations for the year ended June 30, 2001.
(b) These financial statements do not reflect the effects of discontinued operations.
(c)   Such amounts do not reflect the restatement discussed in Note 2(a)(1).

Retained earnings as of July 1, 2001 have been decreased by $351,000 for the effect of the restatements on prior years.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain items from the Company's statements of income expressed as a percentage of revenue for fiscal years 2003, 2002 and 2001. The trends illustrated in the following table are not necessarily indicative of future results. All numbers for Fiscal 2001, 2002 and 2003 are as restated.

                                                                    AS A PERCENTAGE OF REVENUE
                                                                       YEARS ENDED JUNE 30,
AMOUNTS
                                                             2003              2002               2001

                                                           RESTATED          RESTATED           RESTATED
                                                           --------          --------           --------
                                                     (SEE NOTE 2(A)(1))  (SEE NOTE 2(A)(1))  (SEE NOTE 2(A)(2))
                                                                         ------------------
Financial planning commissions                               89.2%             88.1%               87.7%
Tax preparation fees                                         10.8%             11.0%               10.2%
e1040.com                                                       0%              0.1%                1.0%
Direct mail services                                            0%              0.8%                1.1%
                                                            -----             -----               -----
         Total revenue                                        100%              100%                100%
                                                            =====             =====               =====
Salaries and commissions                                     82.7%             92.3%               80.4%
General and administrative expense                           16.6%             19.9%               10.8%
Advertising                                                   1.3%              2.3%                3.2%
Brokerage fees & licenses                                     2.5%              2.6%                2.1%
Rent                                                          4.7%              5.2%                3.9%
Depreciation and amortization                                 3.2%              4.6%                3.5%
Loss on Sold Assets                                            .1%              0.0%                0.0%
Goodwill and other intangibles impairment loss 6.2            6.1%              7.4%                0.0%
                                                            -----             -----               -----
         Total operating expenses                           117.3%            134.4%              103.9%
                                                                              -----               -----
Loss from continuing operations                             (17.3)%           (34.4)%               3.9%
                                                            -----             -----               -----
Other income (expense)                                       (2.7)%            (0.8)%               0.6%
                                                            -----             -----               -----

Income (loss) before income taxes                           (20.0)%           (35.2)%              (3.3)%
Provision (benefit) for income taxes                          (.1)%             1.4%               (0.8)%
                                                            -----             -----               -----
         Net loss from continuing operations                (20.2)%           (33.8)%              (4.1)%
                                                            =====             =====               -----

FISCAL 2003 (AS RESTATED)COMPARED TO FISCAL 2002 (AS RESTATED)

Except as noted, the numbers and explanations presented below represent results from Continuing Operations only.

Revenue. The Company's revenues for the fiscal year ended June 30, 2003 were $62.9 million compared to $67.4 million for the fiscal year ended June 30, 2002, a decrease of $4.5 million. This decrease was primarily attributable to a decrease in financial planning services and lower tax preparation revenues. The decline in revenues from tax preparation is attributable to the sales of offices and non-returning clients, offset by the development of new client through marketing. The reduction in financial planning revenue for Fiscal 2002 was primarily a product of office sales and weak financial markets. The weak financial markets resulted in declines in the volume of securities transactions and in market liquidity, which resulted in lower revenues from trading activities and commissions.

For the fiscal years ended June 30, 2003 and 2002, respectively, the Company's total revenues for the two primary business segments (see Note 16 of "Notes to Consolidated Financial Statements") consisted of $20.1 million and $32.2 million for the Company's tax and financial planning offices, $59.6 million and $68.7 million for the Company's broker-dealer subsidiaries (which includes $16.8million and $34.1 million of intercompany revenue related to Company employee financial planning revenue which clears through the B/D Subsidiaries).

The Company's tax and financial planning office segment consists of $6.8 million and $7.4 million for tax preparation services, $56.1 million and $59.4 million for financial planning business done at an office level and for the fiscal years ended June 30, 2003 and 2002, respectively.

The Company's broker-dealer segment consists of financial planning business done by Prime and North Ridge, before elimination of intercompany financial planning revenue. Prime represented 90.8% and 91.5% and North Ridge represented 9.2% and 8.5% of the broker-dealer segment total revenues for the fiscal years ended June 30, 2003 and 2002, respectively.

The $.6 million or 8.7% year-to-year reduction in the tax preparation is primarily attributed to the sale of offices and non-returning clients, offset by new clients from marketing and an increase in the average fee charged this year. The $3.3 million or 5.6% decrease in financial planning revenue and the corresponding decrease in the broker-dealers segment is primarily attributed to the sales of offices and weak financial markets. The weak financial markets resulted in declines in the volume of securities transactions and in market liquidity, which resulted in lower revenues from trading activities and commissions.

Operating Expenses. The Company's operating expenses for the fiscal year ended June 30, 2003 were $73.8 million or 117.3% of revenues compared to operating expenses of $90.6 million or 134.4% of revenues for the fiscal year ended June 30, 2002. Operating expenses for the fiscal year ended June 30, 2003 had a decrease of $10.2 million in salaries and commissions, $3.0 million in general and administrative expenses, $.7 million in advertising expense, $.1 million in brokerage fees and licenses, $.5 million in rent, $1.1 million in depreciation and amortization, $1.1 million in goodwill and intangible assets impairment losses and an increase of $.1 million on loss of sale of equipment.

      Salaries and Commissions Expense. Salaries and commissions expense consists primarily of salaries and commissions paid to financial planners for financial planning services as well as related payroll taxes and employee benefit costs. For the fiscal year ended June 30, 2003, salaries and commissions decreased $10.2 million or 16.4%, to $52.0 million from $62.2 million for the fiscal year ended June 30, 2002. The decrease in salaries and commission expense is primarily attributed to a decrease in commissions paid to financial planners as a result of the decreased sales of financial planning services as well as sales of offices and the consolidation of the Company's operating headquarters from White Plains, NY to Poughkeepsie, NY.

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

Income (Loss) from Continuing Operations Before Taxes. The Company's loss from continuing operations before taxes for the fiscal year ended June 30, 2003 was $(12.6) million compared to a loss of $(23.7) million for the fiscal year ended June 30, 2002, a decrease of $11.1 million. From a segment standpoint, the Company's income (loss) from continuing operations before taxes for the fiscal year ended June 30, 2003 is composed of a loss of $(10.0) million from the Company's tax and financial planning office segment and net loss of $(2.6) million from the Company's broker-dealer segment. The fiscal year ended June 30, 2002 is composed of a loss of $(19.6) million from the Company's tax and financial planning office segment, loss of $(1.8) million from the Company's broker-dealer segment and a loss of $(2.0) million from e1040.com. The loss at the Company's tax and financial planning is primarily attributed to lower financial planning revenues without a corresponding decrease in fixed costs, impairments of goodwill and other intangibles.

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

Loss from Continuing Operations. The Company's loss from continuing operations after income taxes for the fiscal year ended June 30, 2003 was $(12.7) million compared to a loss of $(22.8) million for the fiscal year ended June 2002, a decrease of $10.1 million or 44.3%. The decreased loss is primarily attributed to a decrease in operating expenses, a decrease of impairment of goodwill and other intangible assets, offset by a decrease in revenues.

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

Net Income (Loss). The Company's net loss for the fiscal year ended 2003 was $14.0 million compared to a loss of $22.4 million in fiscal year ended 2002, a decrease of $8.4 million or 37.5%.

The Company's business is seasonal, with a significant component of its revenue earned during the tax season of January through April. The effect of inflation has not been significant to the Company's business in recent years.

FISCAL 2002 (AS RESTATED)COMPARED TO FISCAL 2001 (AS RESTATED)

Revenue. The Company's revenues for the fiscal year ended June 30, 2002 were $67.4 million compared to $82.4 million for the fiscal year ended June 30, 2001, a decrease of $15.0 million. This decrease was primarily attributable to a decrease in financial planning services and lower tax preparation revenues. The decline in revenues from tax preparation is attributable to a reduction in on-line returns prepared and the impact of some tax preparer attrition and reduced tax preparation marketing, offset by acquisitions. The reduction in financial planning revenue for Fiscal 2002 was a product of the declining financial markets. The declining financial markets resulted in declines in the volume of securities transactions and in market liquidity, which resulted in lower revenues from trading activities and commissions.

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

The $1.0 million or 11.6% year-to-year reduction in the tax preparation revenue is attributed to an increase in price competition, offset in part by the acquisition of new tax practices during Fiscal 2002 and the full-year effect of the new tax practices acquired in Fiscal 2001. The $12.8 million or 17.7% decrease in financial planning revenue and the corresponding decrease in the broker-dealers segment is attributed to the decline in the financial markets. The decline in the financial markets resulted in declines in the volume of securities transactions and in market liquidity, which resulted in lower revenues from trading activities and commissions. In Fiscal 2002, e1040.com contributed approximately $69,000 of revenues compared to approximately $792,000 in Fiscal 2001. This significant 91.3% reduction was attributed to a reduced advertising and media campaign budget, as well as increased price competition for online tax services.

Operating Expenses. The Company's operating expenses for the fiscal year ended June 30, 2002 were $90.6 million or 134.4% of revenues compared to operating expenses of $85.6 million or 103.9% of revenues for the fiscal year ended June 30, 2001. Operating expenses for the fiscal year ended June 30, 2002 had a decrease of $4.0 million in salaries and commissions and $1.1 million in advertising expense, offset in part by an increase of $4.5 million in general and administrative expenses; $0.3 million in rent; $0.3 million in depreciation and amortization; and $5.0 million in goodwill and intangible assets impairment losses.

Salaries and Commissions Expense. Salaries and commissions expense consists primarily of salaries and commissions paid to financial planners for financial planning services as well as related payroll taxes and employee benefit costs. For the fiscal year ended June 30, 2002, salaries and commissions decreased $4.0 million or 6.0% to $62.2 million from $66.2 million for the fiscal year ended June 30, 2001. The decrease in salaries and commission expense is primarily attributed to a decrease in commissions paid to financial planners as a result of the decreased sales of financial planning services.

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

(Loss) From Continuing Operations Before Taxes. The Company's loss before taxes for the fiscal year ended June 30, 2002 was ($23.7) million compared to a loss of ($2.7) million for the fiscal year ended June 30, 2001, an increase of $21.0 million. From a segment standpoint, the Company's loss from continuing operations before taxes for the fiscal year ended June 30, 2002 is composed of a loss of $(19.6) million from the Company's tax and financial planning office segment, loss of $(1.9) million from the Company's broker-dealer segment and a loss of $(2.0) million from e1040.com. For the fiscal year ended June 30, 2001, the Company's loss from continuing operations before taxes is comprised of a loss of $7.5 million from the Company's tax and financial planning office segment, income of $4.9 million from the Company's broker-dealer segment, a loss of $.6 million from e1040.com and income of $.6 from Progressive Mail Services. The increased loss at e1040.com was attributed to increased price competition, which lowered revenue significantly. The loss at the Company's tax and financial planning and the broker-dealer segments, is primarily attributed to lower financial planning revenues without a corresponding decrease in fixed costs, impairments of goodwill and other intangibles and losses on trading securities.

Income Tax Provision (Benefit). The Company's income tax (benefit) for the fiscal year ended June 30, 2002 was $(0.1) million compared to an income tax provision of $0.7 million for the fiscal year ended June 30, 2001 for a decrease of $1.6 million or 233.2%. The decrease in the income tax provision is the result of the increased losses in Fiscal 2002 compared to profitability in Fiscal 2001.

Loss from Continuing Operations. The Company's loss from continuing operations after income taxes for the fiscal year ended June 30, 2002 was $22.8 million compared to a loss of $3.4 million for the fiscal year ended June 2001, an increase of $19.4 million. The decrease is primarily attributed to a decline in revenues and impairment of goodwill and other intangible assets.

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

Net (Loss). The Company's net loss for the fiscal year ended 2002 was $22.4 million compared to a loss of $.3 million in fiscal year ended 2001, an increase of $22.1 million or 7,101.2%.

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

The Company received total consideration under the Pinnacle Asset Purchase of approximately $7,270,000 (see Note 20 of the "Notes to Consolidated Financial Statements"). In addition to the Pinnacle transaction, in Fiscal 2003, the Company completed the sale of 13 other offices to various parties for an aggregate sales price of approximately $2,332,294, consisting of approximately $490,091 of cash and $1,842,203 of promissory notes due to the Company (see Note 1of the "Notes to Consolidated Financial Statements").The Company's cash flows used in operating activities totaled $1.5 million for the fiscal year ended June 30, 2003 compared to cash flows used by operating activities of $4.6 million for the fiscal year ended June 30, 2002. The decrease of $3.1 million in cash used in operating activities was due primarily to a decrease in net loss as a result of continued cost containment efforts, offset by decreases in depreciation and amortization and impairment charges.

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

Revenue Recognition. The Company recognizes all revenues associated with income tax preparation, accounting services, direct mail services and asset management fees upon completion of the services. Financial planning services include securities and other transactions. The related commission revenue and expenses are recognized on a trade date basis.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company has presented the following financial statements:

      o Fiscal year ended June 30, 2003, as restated, audited by Radin, Glass & Co., whose report is included below.
      o Fiscal year ended June 30, 2002, as restated, had been audited by another accounting firm. Because of a financial disagreement between the Company and that firm, the previous auditing firm has neither reviewed this filing nor consented to the inclusion of the report it previously issued. Accordingly, the financial statements for the year ended June 30, 2002, as restated, are presented as unaudited. Management believes that the financial statements include all adjustments that are necessary for a fair presentation of the Company's financial position and results of operations. At such time as the financial disagreement is resolved, the Company will seek to have the previous auditors consent to the inclusion of their report. There may be revisions to the financial disclosures for the year ended June 30, 2002 as a result of their review.
      o Fiscal year ended June 30, 2001 was audited by Arthur Andersen & Co., who has not consented to the inclusion of its report as indicated below. Arthur Anderson & Co. has not audited the restated financial results as discussed in Note 2(a)(1).

As discussed in Note 2(i) to the financial statements, the Company adopted Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets on July 1, 2001.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

      Reports of Independent Public Accountants..........................     41

      Consolidated Balance Sheets as of June 30, 2003 and 2002...........     42

      Consolidated Statements of Operations
           for the years ended June 30, 2003, 2002 and 2001..............     43

      Consolidated Statements of Shareholders' Equity (Deficit)
           for the years ended June 30, 2003, 2002 and 2001..............  44-47

      Consolidated Statements of Cash Flows
           for the years ended June 30, 2003, 2002 and 2001..............     48

      Notes to Consolidated Financial Statements.........................  49-78

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

As discussed in Note 2(a)(1), the financial statements as of and for the year ended June 30, 2003 have been restated to correct an error. As a result of this correction, net loss of the year ended June 30, 2003 was decreased by approximately $35,000 and accumulated deficit as of June 30, 2003 was increased by approximately $200,000.


/s/ Radin, Glass & Co., LLP
New York, NY

January 16, 2004, except for Note 2(a)(1), as to which the date is February 5,2004.

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

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            Restated         Restated
                                                                                            (Unaudited)
                                                                            June 30,         June 30,
                                                                              2003             2002
                                                                        SEE NOTE 2(A)(1)  SEE NOTE 2(A)(1)
                                                                        ----------------  ----------------
Assets

Cash and cash equivalents                                                 $    955,097      $  2,223,806
Marketable securities                                                          969,622         1,759,742
Trade accounts receivable, net                                               4,293,527         5,783,521
Receivables from officers, shareholders
 and employees, net                                                            555,839         1,129,092
Assets of Discontinued Operations                                                3,568         4,736,375
Due From Office Sales - Current                                                237,302                --
Prepaid expenses and other current assets                                      476,397           150,810
Income taxes receivable                                                         27,590           748,678
                                                                          ------------      ------------
  Total current assets                                                       7,518,942        16,532,024

Fixed assets, net                                                            2,396,313         3,239,502
Goodwill                                                                     3,900,072         5,264,858
Intangible assets, net                                                       6,133,248         9,303,400
Due from Office Sales - Non Current                                            522,090                --
Other assets                                                                 1,010,449         1,657,904
                                                                          ------------      ------------
  Total assets                                                            $ 21,481,114      $ 35,997,688
                                                                          ============      ============

Liabilities and Shareholders' Equity (Deficit)

Accounts payable and accrued expenses                                     $ 13,120,150      $ 11,856,318
Current portion of notes payable and
 capital leases                                                             12,166,618        12,393,867
Liabilities of Discontinued Operations                                       1,725,707         3,407,335
                                                                          ------------      ------------
  Total current liabilities                                                 27,012,475        27,657,520

Long term portion of notes payable and
 capital leases                                                                650,622           851,501
Other liabilities                                                               11,000                --
                                                                          ------------      ------------
  Total liabilities                                                         27,674,097        28,509,021
                                                                          ------------      ------------

Shareholders' Equity (Deficit)
Preferred stock, $0.001 par value; 100,000 shares authorized; no shares issued and outstanding at June 30, 2003, and 2002 respectively
Common stock, $0.01 par value 20,000,000 shares authorized; 10,039,561
and 9,203,027 shares issued at June 30, 2003, and 2002, respectively           100,395            92,030
Additional paid in capital                                                  29,850,805        29,534,307
Treasury stock 278,222 and 263,492 shares of common stock,
respectively, at cost                                                       (1,075,593)       (1,065,996)
Note receivable for acquired shares                                           (105,000)         (105,000)
Retained deficit                                                           (34,963,590)      (20,966,674)
                                                                          ------------      ------------
  Total shareholders' Equity (Deficit)                                      (6,192,983)        7,488,667
                                                                          ------------      ------------

                                                                          ------------      ------------
  Total liabilities and shareholders' equity (deficit)                    $ 21,481,114      $ 35,997,688
                                                                          ============      ============

The accompanying notes are an integral part of these financial statements

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Year Ended June 30,
                                              -----------------------------------------------
Revenues:                                    2003 Restated     2002 Restated      2001 Restated
                                                                 (Unaudited)       See Note 2A
                                            SEE NOTE 2(A)(1)  SEE NOTE 2(A)(1)   SEE NOTE 2(A)(1)
                                            ----------------  ----------------   ----------------
 Financial planning services                  $ 56,153,423      $ 59,403,175       $ 72,234,546
 Tax preparation fees                            6,763,879         7,411,422          8,385,390
 e1040.com                                              --            69,096            791,621
 Direct mail services                                   --           505,407            966,519
                                              ------------      ------------       ------------
    Total revenues                              62,917,302        67,389,100         82,378,076
                                              ------------      ------------       ------------

Operating Expenses:

 Salaries and commissions                       52,019,231        62,230,104         66,199,567
 General and administrative                     10,421,483        13,383,994          8,900,584
 Advertising                                       832,256         1,566,442          2,629,706
 Brokerage fees and licenses                     1,598,880         1,739,294          1,770,027
 Rent                                            2,980,548         3,534,472          3,204,398
 Depreciation and amortization                   2,009,950         3,128,347          2,855,180
 Loss on sale of equipment                          85,326                --                 --
 Goodwill Impairment                             3,851,585         4,990,315
                                              ------------      ------------       ------------
    Total operating expenses                    73,799,259        90,572,968         85,559,462
                                              ------------      ------------       ------------

Income (loss) from
 continuing operations before other           ------------      ------------       ------------
 income and expenses                           (10,881,957)      (23,183,868)        (3,181,386)
                                              ------------      ------------       ------------

Other Income (Expenses):

 Interest and investment income                    129,679         2,268,390            184,284
 Interest expense                               (1,850,933)       (1,915,138)        (1,403,210)
 Other income (expense), net                                        (905,629)         1,742,995
                                              ------------      ------------       ------------
    Total other income (expense)                (1,721,254)         (552,377)           524,069
                                              ------------      ------------       ------------

Loss from continuing operations               ------------      ------------       ------------
 before income taxes                           (12,603,211)      (23,736,245)        (2,657,317)
                                              ------------      ------------       ------------

                                              ------------      ------------
Income taxes (benefit)                              86,500          (929,419)           697,764
                                              ------------      ------------

                                              ------------      ------------       ------------
Loss from continuing operations                (12,689,711)      (22,806,826)        (3,355,081)
                                              ------------      ------------       ------------

Discontinued Operations:

Income (loss) from discontinued operations      (1,228,413)        1,529,926          3,044,595

Gain (loss) on disposal of
 discontinued operations                           (72,292)          (17,339)                --

Income taxes (benefit)                               6,500         1,064,465                 --

                                              ------------      ------------       ------------
Income (loss) from discontinued operations      (1,307,205)          448,122          3,044,595
                                              ------------      ------------       ------------

Net income (loss)                             $(13,996,916)     $(22,358,704)      $   (310,486)
                                              ============      ============       ============

Net Loss per share:
  Basic and diluted net loss                  ($      1.48)     ($      2.59)      ($      0.04)
                                              ============      ============       ============

Weighted Average number of common shares outstanding:

  Basic and diluted shares outstanding           9,440,815         8,647,966          8,082,674
                                              ============      ============       ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

                                                                                                          RETAINED EARNINGS
                                                                           ADDITIONAL PAID IN               (ACCUMULATED
                                                COMMON STOCK                     CAPITAL                       DEFICIT)
                                                ------------               ------------------             -----------------
Balance at June 30, 2000                8,030,834         $     80,308         $ 23,976,897                 $  1,702,516
Comprehensive loss:
  Net loss, as restated                        --                   --                   --                     (310,486)

   Comprehensive loss

Purchase of treasury stock                     --                   --                   --                           --
Re-issuance of treasury stock                  --                   --                   --                           --
Re-issuance of treasury
stock-employee stock purchase
plan                                           --                   --             (122,252)                          --
Issuance of  warrants in
connection with refinancing                    --                   --              800,000                           --

                                                                                  STOCK
                                                                              SUBSCRIPTIONS/
                                               TREASURY STOCK                      NOTE                         TOTAL
                                               --------------                 RECEIVABLE FOR                 SHAREHOLDERS
                                        SHARES               AMOUNT            SHARES SOLD                 EQUITY (DEFICIT)
                                     ------------         ------------        --------------               ----------------
Balance at June 30, 2000                  247,895         $ (1,012,130)        $   (105,000)                $ 24,642,591
Comprehensive loss:
  Net loss, as restated                        --                   --                   --                     (310,486)

Purchase of treasury stock                160,439             (648,503)                  --                     (648,503)
Re-issuance of treasury stock                (200)               1,025                   --                        1,025
Re-issuance of treasury
stock-employee stock purchase
plan                                      (70,615)             330,513                   --                      208,261
Issuance of  warrants in
connection with refinancing                    --                   --                   --                      800,000

                                                                                                              RETAINED
                                                COMMON STOCK                                                  EARNINGS
                                                ------------                ADDITIONAL PAID IN              (ACCUMULATED
                                        SHARES               AMOUNT              CAPITAL                       DEFICIT)
                                     ------------         ------------      ------------------              ------------
Issuance of common stock                   10,000                  100               30,105                           --
Issuance of common stock and
options in connection with
business combinations                     594,617                5,947            2,921,748                           --
Issuance of common stock in
lieu of cash payment                        5,250                   52               52,466                           --
Stock based compensation                   14,128                  141               52,989                           --
                                     ------------         ------------         ------------                 ------------
Balance at June 30, 2001                8,654,829         $     86,548         $ 27,711,953                 $  1,392,030

Comprehensive loss:
   Net loss, as restated                       --                   --                   --                  (22,358,704)

Comprehensive loss                             --                   --                   --                           --

Purchase of treasury stock                     --                   --                   --                           --
Issuance of common stock in
connection with exercise of
stock options                               3,500                   35                9,590                           --
Re-issuance of treasury
stock-employee stock purchase
plan                                           --                   --              (54,516)                          --
Issuance of  warrants in
connection with refinancing                    --                   --              300,000                           --
Issuance of common stock in
connections with loan
agreement                                 195,298                1,953              448,047                           --
Issuance of common stock in
connection with  business
combinations                              390,576                3,906            1,239,468                           --
Rescindment of acquisition                (41,176)                (412)            (120,235)                          --
                                     ------------         ------------         ------------                 ------------

Balance at June 30, 2002                9,203,027         $     92,030         $ 29,534,307                 $(20,966,674)
                                     ============         ============         ============                 ============

                                                                                    STOCK
                                                                                SUBSCRIPTIONS/
                                                TREASURY STOCK                       NOTE                         TOTAL
                                                --------------                  RECEIVABLE FOR                SHAREHOLDERS'
                                          SHARES               AMOUNT            SHARES SOLD                     EQUITY
                                       ------------         ------------        --------------                ------------
Issuance of common stock                         --                   --                   --                       30,205
Issuance of common stock and
options in connection with
business combinations                            --                   --                   --                    2,927,695
Issuance of common stock in
lieu of cash payment                             --                   --                   --                       52,518
Stock based compensation                         --                   --                   --                       53,130
                                       ------------         ------------         ------------                 ------------
Balance at June 30, 2001                    337,519         $ (1,329,095)        $   (105,000)                $ 27,756,436

UNAUDITED
Comprehensive loss:
   Net loss, as restated                         --                   --                   --                  (22,358,704)

Purchase of treasury stock                   47,937             (120,576)                  --                     (120,576)
Issuance of common stock in
connection with exercise of
stock options                                    --                   --                   --                        9,625
Re-issuance of treasury
stock-employee stock purchase
plan                                       (121,964)             383,675                   --                      329,159
Issuance of  warrants in
connection with refinancing                      --                   --                   --                      300,000
Issuance of common stock in
connections with loan
agreement                                        --                   --                   --                      450,000
Issuance of common stock in
connection with  business
combinations                                     --                   --                   --                    1,243,374
Rescindment of acquisition                       --                   --                   --                     (120,647)
                                       ------------         ------------         ------------                 ------------

Balance at June 30, 2002 - UNAUDITED        263,492         $ (1,065,996)        $   (105,000)                $  7,488,667
                                       ============         ============         ============                 ============

                                                                                                              RETAINED
                                               COMMON STOCK                                                   EARNINGS
                                                                            ADDITIONAL PAID IN              (ACCUMULATED
                                        Shares               Amount              CAPITAL                       DEFICIT)
                                     ------------         ------------      ------------------              ------------
Net Loss, as restated                                                                                       $(13,996,916)

Issuance of stock in connection
With earnout agreement                     16,534                  165                6,448

Issuance of stock in connection
With default on note payable              820,000                8,200              310,050                       18,250
                                     ------------         ------------         ------------                 ------------
                                       10,039,561         $    100,395         $ 29,850,805                 $(34,945,340)

                                                                                 STOCK
                                                                             SUBSCRIPTIONS/
                                               TREASURY STOCK                     NOTE                         TOTAL
                                               --------------                RECEIVABLE FOR                 SHAREHOLDERS'
                                        SHARES               AMOUNT            SHARES SOLD                     EQUITY
                                     ------------         ------------       --------------                 ------------
Net Loss, as restated                                                                                       $(13,996,916)

Issuance of stock in connection
With earnout agreement                                                                                             6,613

Issuance of stock in connection
With default on note payable                                                                                     318,250

Purchase of Treasury Shares                14,730         $     (9,597)                                     $     (9,597)
                                     ------------         ------------         ------------                 ------------
Balance June 30, 2003                     278,222         $ (1,075,593)        $   (105,000)                $ (6,192,983)
                                     ============         ============         ============                 ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEAR ENDED JUNE 30,
                                                                       ----------------------------------------------------------

                                                                         2003 RESTATED      2002 RESTATED         2001 RESTATED
                                                                         (Unaudited)         (Unaudited)         SEE NOTE 2(A)(2)
                                                                       SEE NOTE 2(A)(1)    SEE NOTE 2(A)(1)      SEE NOTE 2(A)(1)
                                                                       ----------------    ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                ($13,996,916)        ($22,358,704)        ($   310,486)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization                                              2,167,256            3,651,001            3,156,629

Issuance of common stock for debt default penalties and interest             318,250                   --                   --

Goodwill and other intangible assets impairment loss                       3,851,585            7,489,099                   --
Amortization of debt discount                                                482,834              267,258              166,248
Provision (benefit) for income taxes                                          93,000              135,046              456,000
Loss (gain) on a rescission of an acquisition contract                                            205,832             (600,000)

(Gain) Loss on sale of equipment and properties                               85,325             (218,015)                  --

Amortization of deferred and other compensation                                   --                   --               50,057
Bad debt expense                                                             289,231            1,879,280                   --
(Income) Loss from joint venture                                             (66,747)               4,808                   --
Changes in assets and liabilities:
Accounts receivable, net                                                   1,621,503            1,430,473           (4,094,528)
Prepaid and other current assets                                            (321,480)             744,216              155,860
Change in marketable securities                                              798,862           (1,486,439)              17,111
Receivables from officers, shareholders and employees                        372,208             (300,170)            (353,556)
Other assets                                                                 539,761             (400,950)            (127,450)
Accounts payable and accrued expenses                                      1,639,770            4,282,085              421,395
Income taxes receivable (payable)                                            608,087               68,879            2,396,221
Increase in Other Liabilities                                                 31,000
                                                                        ------------         ------------         ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       (1,486,471)          (4,606,301)           1,333,501
                                                                        ------------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                        (146,090)          (1,004,689)          (1,517,505)
Cash paid for acquisitions, net of cash acquired                            (326,774)            (262,500)          (1,837,545)
Cash paid for the sale of businesses                                         (25,000)
Proceeds from the sale of discontinued operations                          1,863,254
Proceeds from the sale of joint ventures                                      90,000

Proceeds from the sale of property and equipment                              14,000              861,220                   --
                                                                        ------------         ------------         ------------

NET CASH USED IN INVESTING ACTIVITIES                                      1,469,390             (405,969)          (3,355,050)
                                                                        ------------         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of treasury stock                                                 (9,597)            (120,576)            (648,506)
Proceeds from bank and other loans                                         1,541,561           10,250,000           12,273,175
Payments of bank loans and capital lease obligations                      (2,783,592)          (8,316,647)          (8,780,944)
Net proceeds from issuance of common stock and
exercise of common stock options and warrants                                                       9,625               30,205
                                                                        ------------         ------------         ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES:                                (1,251,628)           1,822,402            2,873,930
                                                                        ------------         ------------         ------------

Net change in cash and cash equivalents                                   (1,268,709)          (3,189,868)             852,381
Cash and cash equivalents at beginning of period                           2,223,806            5,413,674            4,561,293
                                                                        ------------         ------------         ------------

Cash and cash equivalents at end of period                              $    955,097         $  2,223,806         $  5,413,674
                                                                        ============         ============         ============

                                                                      2003 RESTATED         2002 RESTATED          2001 RESTATED

                                                                     SEE NOTE 2(a)(1)      SEE NOTE 2(a)(1)       SEE NOTE 2(a)(2)
                                                                     ----------------      ----------------       ----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest                                                                $   510,334           $   577,450            $   992,896
                                                                        ===========           ===========            ===========

Income taxes                                                                                  $    33,833            $   309,773
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Re-issuance of treasury stock at fair value                                       0               383,675                331,538
Common stock and options issued in connection with
business combination                                                          6,613               893,374              2,927,695
Issuance of common stock for debt default penalties and interest            318,250
Exercise of stock options                                                        --                    --                     --
Equipment acquired under capital leases                                      70,860               422,254                414,240
Issuance of common stock upon loan obligation                                     0               450,000                     --
Note receivable on rescission of acquisition contract                            --                    --              1,000,000
Value of warrants issued                                                $         0           $   300,000            $   800,000
Details of business combinations:
Fair value of assets acquired                                           $   326,774           $ 1,165,874            $ 5,455,552
Less: liabilities assumed                                                         0               (10,000)              (690,312)
Less: Stock issued                                                                0              (893,374)            (2,927,695)
                                                                        -----------           -----------            -----------

Cash paid for acquisitions                                              $   326,774           $   262,500            $ 1,837,545
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

In Fiscal 2003, the Company had total revenues of $62.9 million representing a decrease of $4.5 million or 6.7% compared to $67.4 million in revenues from continuing operations in Fiscal 2002. The decline was primarily attributed to the reduction in commissions from financial planning services, which decreased $3.3 million or 5.6% to $56.1 million in Fiscal 2003 from $59.4 million in Fiscal 2002. In addition, revenues from tax preparation services decreased by $.6 million or 8.7% to $6.8 million in Fiscal 2003 from $7.4 million in Fiscal 2002. The reduction in financial planning revenue is primarily due to office sales (which were not part of the Company's discontinued operations) and weak financial markets. The decline in revenues from tax preparation is primarily attributable to the impact of office sales (which were not part of the discontinued operations) and non-returning clients, offset in part by new clients. See Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company's financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered losses from operations in each of its last four years, and is in default under its three largest financing agreements, raising substantial doubt about its ability to continue as a going concern. During Fiscal 2003, the Company incurred net losses of $13,996,916 and at June 30, 2003 had a working capital deficit of $19,493,533. The Company's ability to continue as a going concern and its future success is dependent on its ability to reduce costs and generate revenues.

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

(c) Basis of Presentation and Going Concern

The Company's June 30, 2003 Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. The Company has suffered losses from operations in each of its last four years, and is in default under its three largest credit facilities, raising substantial doubt about its ability to continue as a going concern. During Fiscal 2003, the Company incurred net losses totaling $13,996,916 and, at June 30, 2003, was in a working capital deficit position of $19,493,533., from continuing operations. At June 30, 2003, the Company had $955,097 of cash and cash equivalents and $4,293,527 of trade receivables to fund short-term working capital requirements. The Company's ability to continue as a going concern and its future success is dependent upon its ability to reduce costs, and generate revenues to: (1) satisfy its current obligations and commitments, and (2) continue its growth.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Restatements

(1) The financial statements for the three years ended June 30, 2003 have been restated to correct a timing error in the recording of receivables and the related accrual for commission liabilities relating to asset management services. In January 2004, subsequent to the filing of the Form 10-K for the year ended June 30, 2003, management discovered and informed the auditors that revenues and related commission expenses for asset management services, billed and incurred in the quarter ended September 30, 2003 for services to be rendered in that quarter, had been recorded as of June 30, 2003. Further, it was ascertained that this error in revenue and expense recognition had been occurring since the 1999 acquisition of Asset and Financial Planning Ltd. and had gone undetected for four years. The receivables and commissions recorded originally prematurely recorded at each quarter end were received and paid by the Company during the subsequent quarter.

The financial statements for the three years ended June 30, 2003 have been restated to correct this error. As a result of the restatement, receivables as of June 30, 2003 have been reduced by $1,114,725 and commission liabilities have been reduced by $923,658. Shareholder's deficit increased by $191,067.

For the years ended 2002 and 2001 receivables were reduced by $1,174,824 and $1,066,152. Commission liabilities were reduced by $952,422 and $898,155.

Losses for the year ended June 30, 2003, 2002 and 2001 have decreased by $31,334, increased by $54,405 and increased by $97,747 respectively.

Revenues for the years ended June 30, 2003, 2002, and 2001 have increased by $60,009, decreased by $108,672 and decreased by $363,654 respectively. Commission expense for the years ended June 30, 2003, 2002 and 2001 have increased by $28,765, decreased by $54,266 and decreased by $265,907 respectively.

As the error applied to both the beginning and ending balances of each quarter, the effect on any individual quarter filing on Form 10-Q was immaterial.

(2) The Consolidated Financial Statements as of June 30, 2001 and for the year then ended have been restated to correct an overstatement error of $600,000 in the previously reported revenue amount as indicated below. During the quarter ended December 31, 2001 of Fiscal 2002, management identified the overstatement error from Fiscal 2001 during a review of its' intercompany accounts. Cash amounts of $600,000 advanced by a subsidiary during the quarter ended March 30, 2001 of Fiscal 2001 were not eliminated properly and erroneously reported as revenue.

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

(****) Such amounts do not reflect the restatement discussed in Note 2(a)(1).

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

As of June 30, 2003, the remaining amount of the Company's goodwill, net of amortization recorded prior to June 30, 2002, was approximately $3,900,072. As required by SFAS 142, the following table shows the Company's Fiscal 2001 results, which are presented on a basis comparable to the Fiscal 2002 and Fiscal 2003 results, adjusted to exclude amortization expense related to goodwill.

                                                                                 YEAR ENDED JUNE 30,
                                                              2003 RESTATED         2002 RESTATED        2001 RESTATED
                                                             SEE NOTE 2(a)(1)      SEE NOTE 2(a)(1)     SEE NOTE 2(a)(2)
                                                             ----------------      ----------------     ----------------
Net loss - as reported                                        $  (13,996,916)        $(22,358,704)        $   (310,486)

Add back: Goodwill amortization                                           --                                   331,228
                                                              --------------         ------------         ------------
Net income (loss) - as adjusted                                  (13,996,916)         (22,358,704)              20,742

Basic and diluted net loss per share:
   Basic and diluted net loss per share - as reported         $        (1.48)        $      (2.59)        $      (0.04)
   Add back: Goodwill & other intangible amortization                                                             0.04
                                                              --------------         ------------         ------------
   Net income (loss) per share - as adjusted                  $        (1.48)        $      (2.59)        $       0.00
                                                              ==============         ============         ============
 Weighted average shares:
   Basic and diluted                                               9,440,815            8,647,966            8,082,674

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

(l) Revenue Recognition

The Company recognizes all revenues associated with income tax preparation, accounting services, direct mail services and asset management fees upon completion of the services. Financial planning services include securities and other transactions. The related commission revenue and expenses are recognized on a trade date basis.

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

                                                       Year Ended June 30,

                                              2003            2002              2001
Net Loss, as reported, as restated       $(13,996,916)    $(22,358,704)    $   (310,486)

Add: Stock-based employee
compensation expenses included
in reported net loss, net of related
tax effects                                        --               --               --
Deduct: Total stock-based
compensation expense determined
under fair value based method for
all awards, net of related taxes              198,844        2,604,707        2,810,047
                                         ------------     ------------     ------------
Proforma net loss                        $(14,195,760)    $(24,963,411)    $ (3,120,533)

Basic and diluted earnings per share:

As reported                                     (1.48)           (2.59)           (0.04)
Proforma                                        (1.50)           (2.89)           (0.39)

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

8. ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                         AS OF JUNE 30,

                                                RESTATED 2003      RESTATED 2002
                                               SEE NOTE 2(A)(1)   SEE NOTE 2(A)(1)
Accounts payable                                 $  3,652,608      $  3,771,581
Commissions payable                                 3,661,410         4,419,773
Accrued compensation                                  769,638           523,809
Accrued Bonuses                                     1,049,007         1,311,282
Accrued vacation                                      391,000           450,000
Deferred Revenue                                      433,539           299,430
Accrued Litigation                                  1,741,011           447,654
Accrued Audit fees and tax fees                       365,000           243,750
Accrued Other                                       1,932,644         2,081,405
Less: amounts related to                             (875,707)       (1,692,366)
Liabilities of Discontinued Operations
                                                 ------------      ------------

Total                                            $ 13,120,150      $ 11,856,318
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

12. EQUITY COMPENSATION PLANS

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

14. LOSS PER SHARE

Basic net loss per share are computed using the weighted average number of common shares outstanding. The dilutive effect of potential common share outstanding is included in the diluted net earnings per share. The computations of basic and diluted net earnings per share are as follows:

                                                                 FISCAL YEAR ENDED JUNE 30,

                                                                                           2001 Restated
                                                      2003                 2002           See Note 2(a)(1)
                                                      ----                 ----           ----------------
Net loss                                         $(13,996,916)        $(22,358,704)        $   (310,486)
Basic and diluted weighted average shares           9,440,815            8,647,966            8,082,674
Basic and diluted net loss per share             $      (1.48)        $      (2.59)        $      (0.04)

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

                                                                          FOR THE FISCAL YEAR ENDED JUNE 30,
                                                                ----------------------------------------------------
                                                                  2003 RESTATED    2002 RESTATED      2001 RESTATED
                                                                                                      -------------
                                                                SEE NOTE 2(a)(1)  SEE NOTE 2(a)(1)  SEE NOTE 2(a)(2)
                                                                ----------------  ----------------  ----------------
Revenues
Company Tax and Financial Planning Offices:
Tax Preparation Business                                         $  6,763,879       $  7,411,422      $  8,385,390
Financial Planning Business                                        13,328,279         24,788,849        30,002,465
                                                                 ------------       ------------      ------------
Total Company Tax and Financial Planning Offices                   20,092,158         32,200,271        38,387,855

Broker Dealer Operations                                           59,639,637         68,696,314        78,063,540
e1040.com                                                                                 69,096           791.621
Direct Mail Services                                                                     505,407           966,519
Intercompany revenue                                              (16,814,493)       (34,081,988)     $(35,831,459)
                                                                 ------------       ------------      ------------
                          Total revenue                          $ 62,917,302       $ 67,389,100      $ 82,378,076

Income (loss) from operations:
Company Tax Offices                                              $ (7,218,132)      $(16,892,379)       (4,726,843)
Broker Dealer Operations                                           (1,653,595)        (2,015,801)        4,254,829
e1040.com                                                                (280)          (689,128)         (415,584)
Direct Mail Services                                                                    (458,213)          561,392
                                                                 ------------       ------------      ------------
                          Total income (loss) from Operations    $ (8,872,007)      $(20,055,521)     $   (326,206)

Interest expense:
Company Tax Offices                                              $ (1,767,411)      $ (1,161,116      $   (831,009)
Broker Dealer Operations                                              (83,522)           (78,660)         (552,332)
e1040.com                                                                               (675,362)          (19,869)
                                                                 ------------       ------------      ------------
                          Total interest expense                 $ (1,850,933)      $ (1,915,138)     $ (1,403,210)

Interest income:
Company Tax Offices                                              $     93,118       $    104,432      $     12,802
Broker Dealer Operations                                               36,561          2,163,958      $    171,482
e1040.com                                                                  --                 --                --
                                                                 ------------       ------------      ------------
                          Total interest income                  $    129,679       $  2,268,390      $    184,284

Other income (expenses), net:
Company Tax Offices                                              $                  $   (133,326)     $    689,118
Broker Dealer Operations                                                                (957,031)        1,050,113
e1040.com                                                                                    324             3,764
Direct Mail Services                                                                     184,404
                                                                 ------------       ------------      ------------
                          Total other income (expenses)          $         --       $   (905,629)     $  1,742,995

Income (loss) before taxes:
Company Tax Offices                                              $ (9,961,752)      $(19,580,854)     $ (7,467,906)
Broker Dealer Operations                                           (2,641,179)        (1,854,611)        4,924,092
e1040.com                                                                (280)          (287,300)         (674,895)
Direct Mail Services                                                                  (2,013,480)          561,392
                                                                 ------------       ------------      ------------
              Total income (loss) before taxes                   $(12,603,211)      $(23,736,245)     $ (2,657,317)

Depreciation and amortization:
Company Tax Offices                                              $  1,069,327       $  1,498,459      $  1,529,577
Broker Dealer Operations                                              940,623            967,078         1,082,397
e1040.com                                                                                649,314           243,206
Direct Mail Services                                                                      13,496
                                                                 ------------       ------------      ------------
              Total depreciation and amortization                $  2,009,950       $  3,128,347      $  2,855,180

Identifiable assets:
Company Tax Offices                                              $ 21,480,345       $ 44,132,556      $ 45,772,431
Broker Dealer Operations                                           17,316,332         20,619,952        22,721,147
e1040.com                                                                                  7,883           821,864
Intercompany eliminations                                         (17,315,563)       (28,762,703)      (17,701,700)
                                                                 ------------       ------------      ------------
              Total identifiable assets                          $ 21,481,114       $ 35,997,688      $ 51,613,742

Capital expenditures:
Company Tax Offices                                              $                  $    733,749      $    820,378
Broker Dealer Operations                                                8,245            270,940           397,006
e1040.com                                                             137,845                              300,121
                                                                 ------------       ------------      ------------
              Total capital expenditures                         $    146,090       $  1,004,689      $  1,517,505

17. TAXES ON INCOME

The provisions for income taxes and income tax benefits in the Consolidated Financial Statements for the June 30 fiscal years consist of the following:

                                                      FOR THE FISCAL YEAR ENDED JUNE 30,
                                              ----------------------------------------------
                                                                               2001 RESTATED
                                                                               -------------
                                                 2003             2002        SEE NOTE 2(a)(2)
                                              ---------        ---------      ----------------
Current:
Federal                                       $      --        $(593,000)        $ (11,000)
State and local                                  93,000          (39,000)          253,000
                                              ---------        ---------         ---------
Total current tax (benefit) provision         $  93,000        $(632,000)        $ 242,000

Deferred:
Federal                                       $      --        $ 154,000         $ 437,000
State and local                                      --          613,000            19,000
                                              ---------        ---------         ---------
Total deferred tax provision (benefit)        $      --        $ 767,000         $ 456,000
                                              ---------        ---------         ---------

Total income tax provision (benefit)          $  93,000        $ 135,000         $ 698,000
                                              =========        =========         =========

A valuation allowance has been established against the deferred tax assets as of June 30, 2003 as the Company has suffered large recurring losses from operations, and management believes that the future tax benefit associated with the deferred tax asset may not be realized.

At June 30, 2003 the Company's operating loss carry forwards expire as follows:

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

A reconciliation of the federal statutory rate to the provision for income taxes is as follows:

                                                                       FISCAL YEAR ENDED JUNE 30,
                                                                                                     2001 RESTATED SEE
                                                         2003                       2002                NOTE 2(a)(1)
                                                         ----                       ----             -----------------
Federal income taxes (benefit) computed
at statutory rates                            (4,910,000)    (35.0%)    $(7,538,000)    (34.0%)   $   165,000      34.0%
State and local taxes (benefit), net of
federal tax benefit                             (749,000)     (5.3%)     (1,344,000)     (6.1%)        44,000       9.1%
Amortization of intangible assets with no
benefit                                        1,579,000      11.3%         530,000       2.4         378,000      77.9%
AMT credit disallowed per IRS exam and
previously benefited                                  --        --               --        --         172,000      35.5%
Income tax receivable not previously
recognized                                            --        --               --        --         (99,000)    (20.4%)
Other                                            (97,000)     (.04%)         38,000       7.8%
Valuation Reserve                              4,173,000      29.7%       8,584,000      38.7%             --        --
                                             -----------     -----      -----------     -----     -----------     -----
Total income tax (benefit)/provision         $    93,000       0.7%         135,000       0.6%    $   698,000     143.9%
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

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

FISCAL                                                                                    PER SHARE WEIGHTED
 YEAR:                          INCOME (LOSS)      TAX PROVISION         NET (LOSS)            AVERAGE
 2003           REVENUE         BEFORE TAXES         (BENEFIT)            INCOME          BASIC      DILUTED
                               FROM CONTINUING                        FROM CONTINUING
                                 OPERATIONS                             OPERATIONS
 ----        ------------      ---------------     -------------      ---------------     ------     -------
Q1           $ 15,308,101       $ (2,968,350)       $     43,000       $ (3,011,350)       (0.34)      (0.34)
Q2)          $ 14,835,911       $ (6,383,643)       $     15,000       $ (6,398,643)       (0.68)      (0.68)
Q3           $ 15,734,002       $    686,725        $     15,000       $    671,725         0.07        0.07
Q4 (a)       $ 17,039,288       $ (3,937,943)       $     13,500       $ (3,951,443)       (0.54)      (0.53)
             ------------       ------------        ------------       ------------        -----       -----
TOTAL        $ 62,917,302       $(12,603,211)             86,500       $(12,689,711)       (1.48)      (1.48)
             ============       ============        ============       ============        =====       =====

 FISCAL                                                                                   PER SHARE WEIGHTED
 YEAR:                          INCOME (LOSS)      TAX PROVISION        NET (LOSS)             AVERAGE
 2002          REVENUE          BEFORE TAXES         (BENEFIT)            INCOME          BASIC       DILUTED
                               FROM CONTINUING                        FROM CONTINUING
                                 OPERATIONS                             OPERATIONS
 ----        ------------      ---------------     -------------      ---------------     ------      -------

Q1           $ 16,759,784       $ (3,854,205)       $ (2,026,000)      $( 1,828,205)      $(0.21)     $(0.21)
Q2           $ 14,835,711       $ (3,750,114)       $     13,600       $ (3,763,714)       (0.16)      (0.16)
Q3           $ 15,734,002       $   (215,219)       $     15,000       $   (230,219)       (0.20)      (0.20)
Q4           $ 20,059,603       $(15,916,707)       $  1,067,981       $(16,984,688)       (2.02)      (2.02)
             ------------       ------------        ------------       ------------       ------      ------
TOTAL        $ 67,389,100       $(23,736,245)       $   (929,419)      $(22,806,826)      $(2.59)     $(2.59)
             ============       ============        ============       ============       ======      ======

(a) Two significant items included in the net loss are the recognition of $3.48 million in impairment losses and increase in legal reserves by $1.0 million.

BEFORE BREAKOUT OF DISCOUNTED OPERATIONS

 FISCAL                                                                                    PER SHARE WEIGHTED
 YEAR:                              INCOME (LOSS)   TAX PROVISION       NET (LOSS)              AVERAGE
 2001              REVENUE          BEFORE TAXES      (BENEFIT)           INCOME           BASIC      DILUTED
 ----        ------------      ---------------      -------------     ---------------     ------      -------
Q1           $ 21,339,780       $ (2,178,774)       $   (769,107)      $ (1,409,667)     $(0.18)     $(0.18)
Q2             19,449,289         (2,156,397)         (1,229,146)          (927,251)      (0.11)      (0.11)
Q3             32,301,173          2,928,346           1,653,441          1,274,905        0.16        0.16
Q4 (b,c)       31,446,413          1,794,103           1,042,576            751,527        0.11        0.11
             ------------       ------------        ------------       ------------      ------      ------
TOTAL        $104,536,655       $    387,278        $    697,764       $   (310,486)     $ (.04)     $ (.04)
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

In connection with the settlement, Pinnacle negotiated a release of the Company from its obligations pursuant to the lease for the Company's former White Plains offices, subject to the consent of the landlord's primary lender. In the event that a fully executed unconditional release of the Company by the landlord is not delivered on or before February 13, 2004, the Company will receive $50,000 and Wachovia will receive $50,000. Both payments will be made from funds currently in escrow. In addition, the Company and Wachovia will each receive an additional $50,000 from Pinnacle on April 30, 2004, and an additional $45,500 from Pinnacle in 12 monthly payments of $3,791.66 commencing on July 1, 2004.

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

      6. Pinnacle, Povinelli, Puyear and Gerald Hoenings each personally guaranteed and indemnified the payment of all real estate lease obligations which the Company is still liable for under leases assumed by Pinnacle. In addition, Richard Boehm and Serafino Maiorano guaranteed certain of these real estate lease obligations.

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

9(A) CONTROLS AND PROCEDURES

The Company's senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 3a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act") designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officers to allow timely decisions regarding required disclosure.

Nothing regarding internal controls were communicated in writing to the Company during Fiscal 2003, but discussions were had and improvements were made. No change occurred in the Company's internal controls concerning financial reporting during Fiscal 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting. The Company has received recommendations from both its current and former auditors regarding its internal controls over financial reporting and is considering such recommendations. The auditors Radin, Glass & Co. stated that while none of the items identified by them individually are in and of themselves a material weakness, the combined effect of the issues and the inability to produce timely accurate financial statements is a material weakness. The Company is working to address the issues raised by its current and former auditors and has implemented financial staffing changes and financial reporting processes to address their comments. The Company will continue to evaluate the effectiveness of its internal controls over financial reporting on an ongoing basis and implement appropriate actions.

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Accounting Officer, of the disclosure controls and procedures of the Company as defined in Exchange Act Rule 13(a)-15(e). In designing and evaluating disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. The Chief Executive Officer and the Chief Accounting Officer have determined that, except for the matters noted by the Company's auditors, and taking into account the steps taken and to be taken to address these deficiencies and weaknesses, such controls and procedures will provide a reasonable level of assurance to adequately and effectively timely alert them to material information required to be included in the Company's periodic SEC reports.

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

CODE OF ETHICS

The Company has adopted a Code of Ethics for its Chief Executive Officer and its Senior Financial Executive. A copy of the Code of Ethics is filed as Exhibit 14to this Annual Report on Form 10-K.

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


                                              GILMAN + CIOCIA, INC.


Dated: February 6, 2004                       By /s/ Michael P. Ryan
                                                 -------------------
                                              Chief Executive Officer