Form 10-Q
period 2003-09-30
GILMAN & CIOCIA INC
filed 2004-02-11
CIK 914142

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

   |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

               For the Quarterly Period Ended SEPTEMBER 30, 2003.

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

Indicate by check mark whether the registrant: (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for past 90 days. Yes |X|   No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                              |_| Yes   |X| No

As of February 9, 2004, 8,849,323 shares of the issuer's common stock, $0.01 par value, were outstanding.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS                                               Page

         Consolidated Balance Sheets as of September 30, 2003
         and June 30, 2003                                                    3

         Consolidated Statement of Operations for the Three Months
         Ended September 30, 2003 and September 30, 2002                      4

         Consolidated Statements of Cash Flows for the
         Three Months Ended September 30, 2003 and September 30, 2002        5-6

         Consolidated Statement of Shareholder's' Equity (Deficit) for the
         Three Months Ended September 30, 2003                                7

         Notes to Consolidated Financial Statements                         8-18

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 19

Item 3.  Quantitative and Qualitative Disclosure About Market Risks          24

Item 4.  Controls and Procedures                                             24

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   25

Item 4.  Submission of Matters to a Vote of Security Holders                 25

Item 5.  Other Information                                                   25

Item 6.  Exhibits and Reports on Form 8-K                                    26

SIGNATURES AND CERTIFICATIONS                                                26

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                       Restated
                                                                                     (Unaudited)       (Audited)
                                                                                       Sept 30,         June 30,
                                                                                         2003             2003
                                                                                     -----------------------------
Assets

Cash and cash equivalents                                                            $    919,082     $    955,097
Marketable securities                                                                   1,061,405          969,622
Trade accounts receivable, net                                                          4,240,791        4,293,527
Receivables from officers, shareholders
 and employees, net                                                                       534,804          555,839
Assets of Discontinued Operations                                                           3,568            3,568
Due From Office Sales - Current                                                           206,097          237,302
Prepaid expenses and other current assets                                                 260,859          476,397
Income taxes receivable                                                                    27,590           27,590

                                                                                     -----------------------------
  Total current assets                                                                  7,256,572        7,518,942

Fixed assets, net                                                                       2,204,429        2,396,313
Goodwill                                                                                3,900,072        3,900,072
Intangible assets, net                                                                  6,002,786        6,133,248
Due from Office Sales - Non Current                                                       522,090          522,090
Other assets                                                                              998,979        1,010,449

                                                                                     -----------------------------
  Total assets                                                                       $ 20,884,928     $ 21,481,114
                                                                                     =============================

Liabilities and Shareholders' Deficit

Accounts payable and accrued expenses                                                $ 12,632,948     $ 13,120,150
Current portion of notes payable and
 capital leases                                                                        11,907,807       12,166,618
Liabilities of Discontinued Operations                                                  1,725,707        1,725,707

                                                                                     -----------------------------
  Total current liabilities                                                            26,266,462       27,012,475

Long term portion of notes payable and
 capital leases                                                                           591,779          650,622
Other liabilities                                                                          11,000           11,000

                                                                                     -----------------------------
  Total liabilities                                                                    26,869,241       27,674,097
                                                                                     -----------------------------
 Shareholder Equity (deficit)

Preferred Stock, $0.001 par value; 100,000 shares authorized; no shares
Issued and outstanding at September 30, 2003 and June 30, 2003
Common stock, $0.01 par value 20,000,000 shares authorized; 10,084,561
and 10,039,561 shares issued at September 30, 2003 and June 30, 2003                      100,845          100,395
Additional paid in capital                                                             29,866,105       29,850,805
Treasury stock, 278,222 shares of common stock at September 30, 2003 and June 30,
2003, respectively, at cost                                                            (1,075,593)      (1,075,593)
Note receivable for acquired shares                                                      (105,000)        (105,000)

Retained (deficit)                                                                    (34,770,670)     (34,963,590)

                                                                                     -----------------------------

  Total shareholders' (deficit)                                                        (5,984,313)      (6,192,983)
                                                                                     -----------------------------

                                                                                     -----------------------------
  Total liabilities and shareholders' (deficit)                                      $ 20,884,928     $ 21,481,114
                                                                                     =============================

The accompanying notes are an integral part of these financial statements

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                    For the Three Months Ended
                                                          September 30,
                                                      2003             2002
                                                  ------------     ------------

Revenues:

 Financial planning services                      $ 14,865,221     $ 14,739,442
 Tax preparation fees                                  477,557          569,659
                                                  ------------     ------------
    Total revenues                                  15,342,778       15,308,101
                                                  ------------     ------------

Operating Expenses:

 Salaries and commissions                           12,500,157       12,648,311
 General and administrative                          1,882,486        2,062,853
 Advertising                                            19,407           25,457
 Brokerage fees and licenses                           328,478          367,754
 Rent                                                  613,092          937,425
 Depreciation and amortization                         358,791          562,322
                                                  ------------     ------------
    Total operating expenses                        15,702,412       16,604,122
                                                  ------------     ------------

Income (loss) from
 continuing operations before other               ------------     ------------
 income and expenses                                  (359,633)      (1,296,021)
                                                  ------------     ------------

Other Income (Expenses):

 Interest and investment income                         15,715            4,465
 Interest (expense)                                   (247,965)        (488,448)
                                                  ------------     ------------
    Total other income (expense)                      (229,874)        (483,983)
                                                  ------------     ------------

Loss from continuing operations                   ------------     ------------
 before income taxes                                  (589,508)      (1,780,004)
                                                  ------------     ------------

                                                  ------------     ------------
Income taxes (benefit)                                   1,076           37,900
                                                  ------------     ------------

                                                  ------------     ------------
Loss from continuing operations                       (590,584)      (1,817,904)
                                                  ------------     ------------

Discontinued Operations:

Income (loss) from discontinued operations             (14,655)        (668,266)

Gain (loss) on disposal of
 discontinued operations                               798,158         (520,080)

Income taxes (benefit)                                      --            5,100

                                                  ------------     ------------
Income (loss) from discontinued operations             783,503       (1,193,446)
                                                  ------------     ------------

Net income (loss)                                 $    192,920     $ (3,011,350)
                                                  ============     ============

Basic per share data:
(Loss) from continuing operations                 ($      0.06)    ($      0.02)
Gain (Loss) from discontinued operations                  0.08            (0.14)
                                                  ------------     ------------

Net Income (loss) per share, basic                        0.02            (0.34)
                                                  ============     ============

Weighted average shares, basic                       9,791,177        8,938,554
                                                  ============     ============

Diluted per share data:
(Loss) from continuing operations                 ($      0.05)    ($      0.02)
Gain (Loss) from discontinued operations                  0.07            (0.14)
                                                  ------------     ------------

Net Income (loss) per share, diluted                      0.02            (0.34)
                                                  ============     ============

Weighted average shares, diluted                    10,679,730        8,938,554
                                                  ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                                                  For the Three Months Ended
                                                                                  September 30
Cash Flows From Operating Activities:
                                                                                      2003            2002
                                                                                  -----------     -----------
  Net Income/(Loss):                                                              $   192,920     $(3,011,350)
    Adjustments to reconcile net income/(loss) to
    net cash used in operating activities:
              Depreciation and amortization                                           364,243         916,663
              Amortization of Debt Discount                                            57,988              --
              (Gain) Loss on sale of discontinued operations                         (798,158)        520,080
              Issuance of common stock for debt default penalties and interest         15,750              --
              Unrealized losses on securities held for trading                             --         119,314

              Changes in assets and liabilities:

              Accounts receivable, net                                                 51,488         781,097
              Prepaid and other current assets                                        215,538          36,111
              Receivables from officers, stockholders and employees                    21,035         211,062
              Increase in other assets                                                   (273)         96,917
              Accounts payable and accrued expenses                                  (487,203)       (794,348)
              Income taxes receivable (payable)                                            --          43,196
              Increase in other liabilities                                            (4,750)         11,000
              Marketable securities                                                   (91,783)        (44,252)

                                                                                  -----------     -----------
   Net cash (used in) operating activities                                           (463,205)     (1,114,510)
                                                                                  -----------     -----------

Cash Flows From Investing Activities:

              Capital expenditures                                                     (8,380)        (38,944)
              Cash paid for acquisitions                                              (23,423)             --
              Proceeds from the sale of discontinued operations                       832,260         120,000

                                                                                  -----------     -----------
   Net cash provided by investing activities                                          800,457          81,056
                                                                                  -----------     -----------

Cash Flows From Financing Activities:

              Acquisition of treasury stock                                                --          (4,871)
              Proceeds from bank and other loans                                      345,972         520,000
              Payments of bank and capital lease obligations                         (719,240)       (757,711)

                                                                                  -----------     -----------
   Net cash used in financing activities                                             (373,267)       (242,582)
                                                                                  -----------     -----------

                                                                                  -----------     -----------
   Net change in cash and cash equivalents                                            (36,015)     (1,276,036)
                                                                                  -----------     -----------

                                                                                  -----------     -----------
   Cash and cash equivalents at beginning of period                                   955,097       2,223,806
                                                                                  -----------     -----------

                                                                                  -----------     -----------
   Cash and cash equivalents at end of period                                         919,082         947,770
                                                                                  ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                    UNAUDITED

                                                              For the Three Months Ended
                                                                       September 30,
                                                                   2003        2002
                                                                 --------    --------
      Supplemental Disclosure of Cash Flow Information:

                  Cash paid during the period for:

                  Interest                                       $ 47,484    $115,233
                                                                 ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS:
Issuance of Common Stock for Debt Default Penalties and Interest    $15,750    $     0
                                                                    -------    -------
                                                                    $15,750    $     0
                                                                    =======    =======

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                                                                                                           Total
                                                                                                                       Shareholder's
                                               Additional
                          Common Stock            Paid        Accumulated         Treasury Stock              Note        Equity
                       Shares      Amount      In Capital       Deficit        Shares        Amount        Receivable   (Deficit)
Balance at
July 1, 2003         10,039,561    $100,395    $29,850,805    ($34,963,590)    278,222     ($1,075,593)    ($105,000)  ($6,192,983)

Net Income                                                         192,920                                                 192,920

Issuance of stock
in connection with
default on note
payable                  45,000         450         15,300                                                                  15,750


Balance at
September 30, 2003   10,084,561    $100,845    $29,866,105    ($34,770,670)    278,222     ($1,075,593)    ($105,000)  ($5,984,313)

The accompanying notes are an integral part of these consolidated financial statements.

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

(a) Description of the Company and Overview

Gilman + Ciocia, Inc. (together with its wholly owned subsidiaries, the "Company") is a corporation that was organized in 1981 under the laws of the State of New York and reincorporated under the laws of the State of Delaware in 1993. The Company provides financial planning services, including securities brokerage, insurance and mortgage agency services, and federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets. In Fiscal 2003*, approximately 89% of the Company's revenues were derived from commissions on financial planning services and approximately 11% were derived from fees for tax preparation services. As of September 30, 2003, the Company had 42 offices operating in 5 states (New York, New Jersey, Connecticut, Florida and Colorado). The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K can be obtained, free of charge, on the Company's web site at www.gilcio.com.

The Company's financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered losses from operations in each of its last four years and is in default under its three largest financing agreements raising substantial doubt about its ability to continue as a going concern. During Fiscal 2003, the Company incurred net losses of $13,996,916 and at September 30, 2003 had a working capital deficit of $19,009,890. The Company's ability to continue as a going concern and its future success is dependent on its ability to reduce costs and generate revenues.

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

(b) Basis of Presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated balance sheets as of September 30, 2003 and June 30, 2003, as restated, the consolidated statement of operations for the three months ended September 30, 2003 and 2002, the consolidated statements of cash flows for the three months ended September 30, 2003 and the consolidated statement of stockholders equity for the three months ended September 30, 2003 are unaudited. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three months ended September 30, 2003 are not necessarily indicative of the results to be expected for any other interim period or any future year. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended June 30, 2003, as restated.

(c) Accounting Policies

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's estimates, judgments and assumptions are continually evaluated based on

* Fiscal years are denominated by the year in which they end. Accordingly, Fiscal 2003 refers to the year ended June 30, 2003.

available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Certain of the Company's accounting policies require higher degrees of judgment than others in their application. These include: impairment of intangible assets, valuation of customer receivables and income tax recognition of deferred tax items. The Company's policy and related procedures for impairment of intangible assets, valuation of customer receivables and income tax recognition of deferred tax items are summarized below.

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

Net Income (Loss) Per Share

In accordance with SFAS No. 128, "Earnings per Share", basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during each period. Diluted net income (loss) per share gives effect to all potentially dilutive securities that were outstanding during each period. For the three months ended September 30, 2003 and 2002, outstanding options and warrants of $2,724,895 million and $4,784,790 million, respectively, to purchase shares of common stock were included in the September 30, 2003 computation of diluted net income (loss) per share. The computation for September 30, 2002 did not include these outstanding options and warrants because to do so would have an antidilutive effect for the periods presented.

Stock Based Compensation

At September 30, 2003, the Company has one stock-based employee compensation plan. Prior to 2000, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective July 1, 2000, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2002. Awards under the Company's plans vest over periods ranging from three to five years. There, the cost related to stock-based employee compensation included in the determination of net income for 2002 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                     For the Three Months Ended
                                                            September 30

                                                         2003           2002

Net  Income (Loss), as reported                      $   192,920    $(3,011,350)

Add: Stock-based employee
compensation expenses included
in reported net loss, net of related
tax effects

Deduct: Total stock-based
compensation expense determined
under fair value based method for
all awards, net of related taxes                          29,273        241,856
                                                     -----------    -----------
Proforma net income (loss)                           $   163,647    $(3,253,206)

Basic and diluted earnings (loss) per share:

As reported                                                 0.02          (0.34)
Proforma                                                    0.02          (0.36)

The effects of applying SFAS 123 in the pro forma net loss disclosures above are not likely to be representative of the effects on pro forma disclosures of future years.

Other significant accounting policies

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. These policies require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standard setters appear likely to cause a material change in the Company's accounting policies, outcomes cannot be predicted with confidence. Also see Note 1 to our June 30, 2003 Consolidated Financial Statements included in our Form 10-K/A, as restated, which discusses accounting policies that must be selected by management when there are acceptable alternatives.

(d) Liquidity and cash flow

The Company's September 30, 2003 consolidated financial statements were prepared assuming the Company will continue as a going concern. The Company has suffered losses from operations in each of its last four years, and is in default under its three largest lending facilities, raising substantial doubt about its ability to continue as a going concern. During the fiscal year June 30, 2003, the Company incurred net losses totaling $(13,996,916) and at September 30, 2003 was in a working capital deficit position of $19,009,890. At September 30, 2003, the Company had $919,082 of cash and cash equivalents and $4,240,791 of trade receivables to fund short-term working capital requirements. The Company's ability to continue as a going concern and its future success is dependent upon its ability to reduce costs and generate revenues to: (1) satisfy its current obligations and commitments, and (2) continue its growth.

The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout Fiscal 2004. The following transactions will affect the Company's cash flow requirements:

1. Sale of 47 offices (the "Purchased Offices") to Pinnacle Taxx Advisors, LLC ("Pinnacle"). See Note 5 for a complete discussion of the sale of the Purchased Offices to Pinnacle.

2. Sale of 13 other Company offices in Fiscal 2003 and sale of 1 Company office during the three months ending September 30, 2003. See Note 5 for a discussion of the sale of these offices.

3. The payment of the Company's debt. See Note 7 for a complete discussion of the Company's debt.

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

Management and the Board of Directors are currently exploring a number of strategic alternatives and are also continuing to identify and implement internal actions to improve the Company's liquidity and financial performance.

2. RECLASSIFICATION FOR DISCONTINUED OPERATIONS

During Fiscal 2003 and in the three months ended September 30, 2003, the Company sold 14 of its offices. In accordance with SFAS 144 assets and liabilities associated with these offices have been reclassified and are included on the accompanying balance sheets as assets and liabilities held for sale, and the results of these operations have been reclassified and are separately presented for all reporting periods as discontinued operations in the accompanying statements of operations.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB revised SFAS No. 132 Employers' Disclosures about Pensions and Other Post Retirement Benefits. This revision requires additional disclosures to those in the original SFAS No. 132 about assets, obligations, cash flows and the periodic benefit cost of deferred benefit pension plans and other deferred benefit post-retirement plans. The required information should be provided separately for pension plans and for other post-retirement benefit plans. This statement revision is effective for the fiscal years ended after December 14, 2003 and interim periods beginning after December 15, 2003. The adoption of this revision is not expected to have a material impact on our results of operation, financial position or disclosures.

4. CONTINGENCIES

Litigation

The Company and its Broker Dealer Subsidiaries are defendants and respondents in lawsuits and NASD arbitrations in the ordinary course of business. On September 30, 2003, there were 50 pending lawsuits and arbitrations and management accrued $1,728,806 as a reserve for potential settlements, judgments and awards. 24 of these matters were related to Prime Capital Services, Inc. and its registered representatives. Prime Capital Services has Errors & Omissions coverage for such matters. In addition, under the Prime Capital Services Registered Representatives contract, each registered representative has indemnified the Company for these claims. Accordingly, the Company believes that these lawsuits and arbitrations will not have a material impact on its financial position.

On February 4, 2004, the Company's registered agent in Delaware was served with a Summons and a Shareholder's Class Action and Derivative Complaint with the following caption: "Gary Kosseff, Plaintiff, against James Ciocia, Thomas Povinelli, Michael P. Ryan, Kathryn Travis, Seth A. Akabas, Louis P. Karol, Edward H. Cohen, Steven Gilbert and Doreen Biebusch, Defendants and Gilman & Ciocia, Inc., Nominal Defendant". The action was filed in the Court of Chancery of the State of Delaware in and for New Castle County under Civil Action No. 188-N. The Company believes that the allegations contained in the lawsuit are without merit and the Company contends to contest the lawsuit vigorously. The nature of the action is that the Company, its Board of Directors and its management, breached their fiduciary duty of loyalty in connection with the sale of the Purchased Offices to Pinnacle. The action alleges that the sale to Pinnacle was for inadequate consideration and without a fairness opinion by independent financial advisors, without independent legal advice and without a thorough evaluation and vote by an independent committee of the Board of Directors. The action prays for the following relief: a declaration that the action is maintainable as a class action and certifying the plaintiff as the representative of the class; a declaration that the Company, its Board of Directors and its management breached their fiduciary duty and other duties to the plaintiff and to the other members of the purported class; a rescission of the Purchase Agreement; unspecified monetary damages; and an award to the plaintiff of costs and disbursements, including reasonable legal, expert and accountants fees.

SEC Investigation

The Company is the subject of a formal investigation by the Securities and Exchange Commission ("SEC"). The investigation concerns, among other things, the restatement of the Company's financial results for the fiscal year ended June 30, 2001 and the fiscal quarters ended March 31, 2001 and December 31, 2001 (which have been previously disclosed in the Company's amended quarterly and annual reports for such periods), the Company's delay in filing Form 10-K for Fiscal 2002 and 2003, the Company's delay in filing this 10-Q and the Company's past accounting and recordkeeping practices. The Company had previously received informal, non-public inquiries from the SEC regarding certain of these matters. On March 13, 2003 three of the Company's executives received subpoenas from the SEC requesting that they produce documents and provide testimony in connection with the formal investigation. In addition, on March 19, 2003 the Company received a subpoena requesting documents in connection with such investigation. The Company and its executives have complied fully with the SEC's investigation and will continue to comply fully with the SEC's investigation. On January 13, 2004 the Company received subpoenas for two executives to be re-interviewed. One of the executives is no longer with the Company. Both of these interviews were conducted as scheduled. The Company does not believe that the investigation will have a material effect on the Company's Consolidated Financial Statements.

5. SALE OF OFFICES

Sale of the Purchased Offices to Pinnacle

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

During the quarter ended December 31, 2002, the Company recognized a $1,509,229 loss on the sale of the Pinnacle Purchased Offices. This loss consisted of the sale of assets net of liabilities assumed totaling $1,685,343, less cash received of $176,114.

During the quarter ended March 31, 2003, the Company recognized a $1,159,229 gain on the sale of the Pinnacle Purchased Offices. This gain consisted of the write-off of a note payable ($700,000) and related accrued interest ($144,443) totaling $844,443 and cash received of $314,786. The note and related accrued interest were payable to Mr. Povinelli and were written off as a result of Pinnacle's default under the Initial Note.

During the quarter ended June 30, 2003, the Company recognized a $687,054 gain on the sale of the Pinnacle Purchased Offices. This gain consisted entirely of cash received of $687,054. During the quarter ended September 30, 2003, the Company recognized a $732,639 gain on the sale of the Pinnacle Purchased Offices. This gain consisted of $710,723 of cash received from Royal and the remaining $21,916 from Bisys.

As a result of the transaction with Pinnacle, a gain of approximately $4.6 million was calculated by management in December 2002. However, due to the uncertainties associated with payment on the Initial Note and Second Note, the Company deferred the gain recognition until proceeds from payment of cash or collateral by Pinnacle were received on the Initial Note and Second Note. As of June 30, 2003, the Company had received payments totaling $1,153,362 but had not received certain payments required under the Initial Note and an equipment sublease. The Company's position was that Pinnacle was in default under the Initial Note, the Second Note and the equipment sublease. Accordingly, on May 16, 2003, the Company initiated a lawsuit against Pinnacle seeking payments for all amounts due. The Company entered into a Stock Purchase Agreement with Mr.

Povinelli whereby he transferred 1,048,616 of his Company shares back to the Company for a credit of approximately $230,000 against the principal due on the Initial Note. Due to the uncertainty of the transaction, these shares were included in the Company's outstanding shares as of June 30, 2003. In December of 2003, the 1,048,616 shares were transferred to the Company's treasury stock. After the commencement of the lawsuit, Pinnacle agreed to give the Company a direct assignment of its income and fixed annuity revenue from InsurMark and Career Brokerage in addition to 75% of Pinnacle's commission overrides being paid to the Company by Royal.

On December 4, 2003, the Company entered into a settlement with Pinnacle and the Company collected all amounts due from Pinnacle under the Purchase Agreement. As part of the settlement, the parties agreed to discontinue all litigation and legal disputes between the parties. Pinnacle agreed to pay the Company $2,067,799.93. At closing, Wachovia was wired $636,397.22 pursuant to a preexisting forbearance agreement, as amended, between the Company and Wachovia, including $100,000 to obtain its final consent. The balance of $1,431,402.71 was wired to the Company. The settlement amount constitutes the global settlement amount in connection with the resolution of all monetary disputes between Pinnacle and the Company under the Asset Purchase.

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

Including the $2,067,799.93 settlement payment, the Company received total consideration under the Asset Purchase of approximately $7,270,000, comprised of the following:

      Cash payments to the Company                              $4,410,000

      Company debt assumed by Pinnacle                          $2,630,000

      Credit to Pinnacle for the transfer to the Company
      By Povinelli of 1,048,616 shares of Company
      Common stock                                              $  230,000

The Company will recognize a gain of approximately $5,200,000 in the second quarter of Fiscal 2004 relating to the Pinnacle sale.

Sale of Other Company Offices

In addition to the Pinnacle transaction, during Fiscal 2003, the Company completed the sale of 13 other offices to various parties for an aggregate sales price of approximately $2,332,324 consisting of approximately $ 490,091 of cash and approximately $ 1,842,233 of promissory notes due to the Company.

During the three months ending September 30, 2003, the Company completed the sale of 1 Company offices for an aggregate sales price of approximately $34,000 in cash and approximately $10,000 of promissory notes due to the Company.

Sale of North Ridge Securities Corp. and North Shore Capital Management Corp.

By Stock Purchase Agreement dated as of January 1, 2004, the Company agreed to sell to Daniel R. Levy and Joseph H. Clinard all of the authorized, issued and outstanding capital stock (the "Shares") of North Ridge Securities Corp. ("North Ridge") and North Shore Capital Management Corp. ("North Shore") . Mr. Levy agreed to purchase eighty (80%) percent of the Shares and Mr. Clinard agreed to purchase twenty (20%) percent of the Shares. The total purchase price for the Shares is $1,100,000 allocated $1,050,000 to the Shares of North Ridge Securities Corp. and $50,000 to the Shares of North Shore Capital Management Corp. The sum of $200,000 will be paid to the Company in cash at the closing, the sum of $37,500 will be paid to the Company on or about sixty (60) days after the closing when certain contingencies are met and the $862,500 will be paid to the Company by Mr. Levy in monthly payments pursuant to the terms of a promissory note commencing on May 1, 2004 and ending on April 1, 2016. The interest rate on the note will be equal to the prime rate at Chase Bank plus two (2%) percent, but the interest rate cannot exceed eight (8%) percent until January 1, 2009. The Company will report the income from the sale of the Shares as it receives the cash payments under the Stock Purchase Agreement and the promissory note due to having insufficient collateral to support the collection of such payments and the note having been fully reserved by the Company. The Stock Purchase Agreement and the closing documents are being held in escrow pending final approval from Wachovia.

6. DISCONTINUED OPERATIONS

The assets and liabilities attributable to the sale of offices, which have been classified in the consolidated balance sheets as assets and liabilities held for sale, consist of the following:

                                                         September 30,     June 30,
                                                             2003            2003
                                                          ----------      ----------
Accounts Receivable, Net                                  $    1,840      $    1,840
Property and equipment, Net                                    1,728           1,728

                                                          ----------      ----------
         Total assets of discontinued operations          $    3,568      $    3,568

                                                          ----------      ----------
Accounts Payable and accrued expenses                     $  875,707      $  875,707
Other current liabilities                                    850,000         850,000

                                                          ----------      ----------
         Total liabilities of discontinued operations     $1,725,707      $1,725,707
                                                          ----------      ----------

Approximate direct operating revenues and operating expenses of the Pinnacle Purchased Offices and Other Purchased Offices included on the accompanying statements of operations for the three and nine months ended September 30, 2003 and September 31, 2002 were as follows:

                                                               For the three months Ended
                                                                       September 30,
                                                                  2003              2002
                                                              -----------       -----------
      Revenues:
                    Financial planning services               $     4,367       $ 2,309,497

                    Tax preparation fees                               --           673,913

                                                              -----------       -----------
                                Total revenue                       4,367         2,983,410
                                                              -----------       -----------

      Operating Expenses:
                    Salaries and commissions                  $    15,773       $ 2,657,785
                    General and Administrative                      6,879           286,760
                    Advertising                                       (54)           11,921
                    Rent                                           (3,576)          592,566

                    Depreciation and amortization                      --           102,644

                                                              -----------       -----------
                                Total operating expenses           19,022         3,651,676
                                                              -----------       -----------

      (Loss) from discontinued operations                     ($   14,655)      ($  668,266)
                                                              ===========       ===========

7. DEBT

The Company is in default on substantially all of its debt.

Wachovia Loan

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

With respect to the Revolving Credit Loan, during the period of forbearance, the Company was obligated to make interest payments monthly until the Maturity Date. Principal payments in the amount of $250,000 each were due on March 10, 2003, April 10, 2003, May 10, 2003 and June 10, 2003 with the remaining principal balance due on the Maturity Date. The Company timely made the $250,000 principal payments due on March 10, 2003 and on April 10, 2003. In an Amendment to Forbearance Agreement entered into between the Company and Wachovia as of June 18, 2003, Wachovia rescheduled the May 10, 2003 and June 10, 2003 payments and the Company did not make these payments.

With respect to the Term Loan, during the period of forbearance the Company was obligated to make its regular payments of principal in the amount of $83,333 plus interest until the Maturity Date when remaining principal balance is due.

In addition, commencing on May 1, 2003, the Company was obligated to make payments on the 10th day of each month to Wachovia in an amount equal to fifty percent (50%) of the amount of cash and marketable securities possessed by the Company that exceeds $1,500,000 on the last day of the preceding month. However, amounts contained in the broker-dealer reserve to the extent of regulatory requirements and historical levels will not be included in the calculation of cash and marketable securities for purposes of this payment.

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

The Company has notified Wachovia that its restatement disclosed in its Form 10K/A filed on February 9, 2004 constitutes a default under its Loan.

Travelers Loan

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

Rappaport Loan

On October 30, 2001, the Company borrowed $1,000,000 from Rappaport pursuant to a written note without collateral and without stated interest (the "Loan"). The Loan was due and payable on October 30, 2002. Additionally, the Loan provided that: Rappaport receive 100,000 shares of Rule 144 restricted shares of common stock of the Company upon the funding of the Loan, subject to adjustment so that the value of the 100,000 shares was $300,000 when the Rule 144 restrictions were removed; there was a penalty of 50,000 shares to be issued to Rappaport if the Loan was not paid when due and an additional penalty of 10,000 shares per month thereafter until the Loan was paid in full. The 100,000 shares were issued on October 31, 2001 at a value of $3 per share. On December 26, 2001, Rappaport subordinated the Loan to the $7,000,000 being loaned to the Company by Wachovia. In consideration of the subordination, the Loan was modified by increasing the 10,000 shares penalty to 15,000 shares per month and by agreeing to issue 50,000 additional shares to Rappaport if the Loan was not paid in full by March 31, 2002, subject to adjustment so that the value of the shares issued was $150,000 when the Rule 144 restrictions were removed. The Loan was not paid by March 31, 2002. Accordingly, Rappaport was issued 95,298 common shares with a value of $150,000 on May 7, 2002 for the March 31, 2002 penalty. When the Rule 144 holding period was satisfied in October, 2002 with respect to the 100,000 shares of the Company's common stock issued to Rappaport on the funding of the Loan, the stock price was $.40 per share. As a result, on October 31, 2002, Rappaport was issued an additional 650,000 common shares to be added to the 100,000 shares issued upon the funding of the Loan so that the total value of the original shares issued was $300,000. By September 30, 2003, Rappaport received a total of 1,030,298 shares for all interest and penalties and will receive 15,000 shares per month as additional penalties until the Loan is paid in full.

8. STOCK - BASED COMPENSATION

The Company has established various stock - based compensation plans for its officers, directors, key employees and consultants. See Fiscal year ended June 30, 2003 on Annual Report on Form 10-K/A for description of the Company's stock-based compensation plans.

Stock option activity during the three months ended September 30, 2003 was as follows:

      Outstanding June 30, 2003              2,437,928
               Grants                               --
               Cancels                         (13,033)
               Exercises                            --
                                            ----------
      Outstanding - September 30, 2003       2,424,895
                                            ----------
      Exercisable - September 30, 2003       2,059,895
                                            ----------

9. SEGMENTS OF BUSINESS

The Company's reportable segments are strategic business units that offer different products and services or are managed separately and have unique and distinctly different business models. The Company has two reportable segments:
Company Tax Offices and Broker Dealer Operations.

Company Tax Offices provide integrated tax and financial services through Company managed offices. The Company's Broker Dealer Operations represent the financial planning and securities business that clears through either Prime Capital Services or North Ridge. All Company employed Registered Representatives are licensed with either of these broker dealers.

                                                  Unaudited
                                                  For the Three Months Ended
                                                  September 30,

                                                          2003             2002
                                                          ----             ----
Revenues:

Company Tax and Financial Planning Offices:
Tax Preparation Business                               477,557          568,659
Financial Planning Business                          5,504,825        4,014,154
                                                  ------------     ------------

Total Company Tax and Financial Planning             5,982,382        4,582,813
Offices

Broker Dealer Operations                            13,875,153       15,832,302
Intercompany revenue                                (4,514,757)      (5,107,014)
                                                  ------------     ------------

Total Revenue                                     $ 15,342,778     $ 15,308,101
                                                  ------------     ------------

Income (Loss) from Operations:
Company Tax Offices                               ($ 3,719,125)    ($ 2,444,915)
Broker Dealer Operations                             3,718,283        1,148,733
e1040.com                                                   --              161
                                                  ------------     ------------

Income (Loss) from Operations                     ($       842)    ($ 1,296,021)
                                                  ------------     ------------

Depreciation and Amortization:
Company Tax Offices                               $    190,720     $    286,733
Broker Dealer Operations                               168,071          275,589
                                                  ------------     ------------

Total Depreciation and Amortization               $    358,791     $    562,322
                                                  ------------     ------------

Interest Expense:
Company Tax Offices                               ($   222,614)    ($   466,576)
Broker Dealer Operations                               (25,351)         (21,872)
                                                  ------------     ------------

Total interest (Expense):                         ($   247,965)    ($   488,448)
                                                  ------------     ------------

Interest and Investment Income:
Company Tax Offices                               $     18,068     $      4,252
Broker Dealer Operations                                    23              213
                                                  ------------     ------------

Total interest income                             $     18,091     $      4,465
                                                  ------------     ------------

Income (Loss) before Taxes:
Company Tax Offices                               ($   980,873)    ($ 2,907,239)
Broker Dealer Operations                               391,365        1,127,074
e1040.com                                                   --              161
                                                  ------------     ------------

Total Income (Loss) before Taxes                  ($   589,508)    ($ 1,780,004)
                                                  ------------     ------------

Identifiable Assets:
Company Tax Offices                               $ 19,770,265     $ 39,490,146
Broker Dealer Operations                            17,288,488       21,078,871
Intercompany eliminations                          (16,173,825)     (27,238,984)
                                                  ------------     ------------

Total identifiable assets                         $ 20,884,928     $ 33,330,033
                                                  ------------     ------------

Capital Expenditures:
Company Tax Offices                               $         --     $         --
Broker Dealer Operations                                 8,380           38,944
                                                  ------------     ------------

Total Capital Expenditures                        $      8,380     $     38,944
                                                  ------------     ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based upon current information, expectations, estimates and projections regarding the Company, the industries and markets in which the Company operates, and management's assumptions and beliefs relating thereto. Words such as "will," "plan," "expect," "remain," "intend," "estimate," "approximate," and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the Company's ability to continue as a going concern, the uncertainty of laws, legislation, regulations, supervision and licensing by federal, state and local authorities and their impact on the lines of business in which the Company and its subsidiaries are involved; unforeseen compliance costs; changes in economic, political or regulatory environments; changes in competition and the effects of such changes; the inability to implement the Company's strategies; changes in management and management strategies; the Company's inability to successfully design, create, modify and operate its computer systems and networks; litigation involving the Company and risks described from time to time in reports and registration statements filed by the Company and its subsidiaries with the Securities and Exchange Commission. Readers should take these factors into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

The Company is a preparer of federal, state and local income tax returns for individuals predominantly in middle and upper income brackets. While preparing tax returns, clients often consider other aspects of their financial needs such as investments, insurance, pension and estate planning. The Company capitalizes on this situation by making financial planning services available to clients. The financial planners who provide such services are employees or independent contractors of the Company and are Registered Representatives of the Company's broker-dealer subsidiaries. The Company and/or its Broker Dealer Subsidiaries earn a share of commissions (depending on what service is provided) from the services that the financial planners provide to the clients in transactions for securities, insurance and related products.

For the three months ended September 30, 2003, approximately 3.1% of the Company's revenues were earned from tax preparation services, 96.9% were earned from all financial planning and related services (with 96.2% from mutual funds, annuities and securities transactions and 3.8% from insurance, mortgage brokerage and other related services).

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

The Company's financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered losses from operations in each of its last four years, and is in default under its three largest lending facilities, raising substantial doubt about its ability to continue as a going concern. During Fiscal, 2003, the Company incurred net losses totaling $(13,996,916) and at September 30, 2003 was in a working capital deficit position of $19,009,890. At September 30, 2003, the Company had $ 919,08 of cash and cash equivalents and $4,240,791 of trade receivables to fund short-term working capital requirements. The Company's ability to continue as a going concern and its future success is dependent upon its ability to reduce costs and generate revenues to: (1) satisfy its current obligations and commitments, and
(2) continue its growth.

The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout Fiscal 2004. See Note 1(d) for a complete discussion of the Company's liquidity and cash flow, Note 5 for a complete discussion of the sale of Company offices and Note 7 for a complete discussion of the Company's debt.

If the Company does not comply with the financial covenants and other obligations in its loan agreement with Wachovia, Travelers or Rappaport, or its agreements with other lenders, and such lenders elected to pursue their available remedies, the Company's operations and liquidity would be materially adversely affected and the Company could be forced to cease operations.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

Except as noted, the numbers and explanations presented below represent results from Continuing Operations only.

Results of Operations - Three Months Ended September 30, 2003 compared to Three Months Ended September 30, 2002.

The Company's revenues for the three months ended September 30, 2003 were $15,342,778 compared to $15,308,101 for the three months ended September 30, 2002, an increase of $34,677 or .2%, attributable to an increase of $125,779 in the Company's financial planning business, offset by a reduction of $92,102 in the Company's tax preparation fees.

The Company's total revenues for the three months ended September 30, 2003 consisted of $14,865,221 for financial planning services and $477,557 for tax preparation fees. Financial planning services represented 96.9% and tax preparation fees represented 3.1% of the Company's total revenue during the three months ended September 30, 2003. The Company's total revenues for the three months ended September 30, 2002 consisted of $14,739,442 for financial planning services and $569,659 for tax preparation fees. Financial planning services represented 96.3% and tax preparation fees represented 3.7% of the Company's total revenue during the three months ended September 30, 2002.

The Company's operating expenses for the three months ended September 30, 2003 were $15,702,412 or 102.3% of revenues, a decrease of $901,710 or 5.4%, compared to $16,604,122 or 108.5% of revenues for the three months ended September 30, 2002. The decrease in operating expenses was attributable to a decrease in salaries and commissions of $148,154, a decrease in general and administrative of $180,367, a decrease in brokerage fees and licenses of $39,275, a decrease in rent of $324,333 and a decrease in depreciation and amortization of $203,531.

Salaries and commissions decreased $148,154 or 1.2% in the three months ended September 30, 2003 to $12,500,157 from $12,648,311 during the three months ended September 30, 2002. The decrease is primarily attributable to lower financial planning revenues as well as continued cost savings with decreases in personnel and related costs and associated corporate overhead.

General and administrative expenses decreased $180,367 or 8.7% in the three months ended September 30, 2003 to $1,882,486 from $2,062,853 during the three months ended September 30, 2002. The decrease is due in part to decreases in professional fees, telephone and travel related expenses offset slightly by an increase in insurance costs and client settlement related expenses.

Brokerage fees and licenses expenses decreased $39,275 or 10.7% in the three months ended September 30, 2003 to $328,478 from $367,754 during the three months ended September 30, 2002. The decrease is primarily attributable to lower clearing fee expense as well as a lower planner headcount.

Rent expense decreased $324,333 or 34.6% in the three months ended September 30, 2003 to $613,092 from $937,425 during the three months ended September 30, 2002. The decrease is primarily attributable to the consolidation of corporate overhead facilities and the termination of leases associated with closed or merged offices.

Depreciation and amortization decreased $203,531 or 36.2% in the three months ended September 30, 2003 to $358,791 from $562,322 during the three months ended September 30, 2002. The decrease is attributable to lower fixed asset and intangible balances as a result of lower capital spending and impairment losses.

The Company's loss from operations for the three months ended September 30, 2003 was $359,633 as compared to a loss of $1,296,021 for the three months ended September 30, 2002. This decrease in loss is primarily attributable to the net reduction of operating expenses highlighted above as well as the net increase in revenues described above.

The Company's loss before the provision for the benefit of income taxes for the three months ended September 30, 2003 was $589,508 compared to $1,780,004 for the three months ended September 30, 2002. This decrease in loss of $1,190,496 or 66.9% was attributable to the net decrease in loss from operations of $936,388 highlighted above and by a decrease in other income expenses, net, of $254,109. The decrease in other expenses, net, include an increase in interest income of $13,626 or 305.2% due to the collection of certain notes related of office sales which occurred in Fiscal 2003. Interest expense decreased $240,483, or 49.2% primarily due to the reductions of debt and debt amortization.

The Company's loss after income tax provision from continuing operations for the three months ended September 20, 2003 was $590,584 compared to $1,817,904 for the three months ended September 30, 2002. This decreased loss of $1,817,904 or 67.58% was attributable to a decrease in the income tax provision of $37,206 and the changes in the revenues and expenses highlighted above.

The Company had income from discontinued operations for the three months ended September 30, 2003 of $783,503 compared to a loss of $1,193,446 for the three months ended September 30, 2002, an increase of $1,976,949 or 165.7%. The increase is primarily attributable to the gains recognized on the sale of the Pinnacle offices.

The Company had a net income of $192,920 for the three months ended September 30, 2003 compared to a loss of $3,011,350 for the three months ended September 30, 2002, an increase of $3,204,270 or 106.4%.

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

Revenues for the year ended June 30, 2003 have increased by $60,009 and commission expense for the years ended June 30, 2003 has increased by $28,765. Losses for the year ended June 30, 2003 have decreased by $31,334.

As the error applied to both the beginning and ending balances of each quarter, the effect on any individual quarter filing on Form 10-Q was immaterial.

LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues have been, and are expected to continue to be, significantly seasonal. As a result, the Company must generate sufficient cash during the tax season, in addition to its available bank credit, to fund any operating cash flow deficits in the first half of the following fiscal year. Operations during the non-tax season are primarily focused on financial planning services along with some ongoing accounting and corporate tax revenue. Since its inception, the Company has utilized funds from operations, proceeds from its initial public offering and bank borrowings to support operations, finance working capital requirements and complete acquisitions. As of September 30, 2003 the company had $916,592 in cash and cash equivalents and $1,061,405 in marketable securities. Prime Capital Services and North Ridge are subject to the SEC's Uniform Net Capital Rule 15c 3-1 (Prime) and 15c 3-3 (North Ridge), which require the maintenance of minimum regulatory net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed the greater of 15 to 1 or $100,000 and $25,000, respectively.

For Prime Capital Services, the minimum required regulatory net capital was $182,260 and had excess net capital of $541,410

For North Ridge, the minimum required regulatory net capital was $138,291 and had excess net capital of $94,494.

The Company's cash flow used in operating activities totaled $463,205 and $1,114,510 for the three months ended September 30, 2003 and 2002, respectively. The decrease in cash flows used in operating activities is due to increased net income, increased prepaid and other current assets, increased accounts receivable, offset slightly by an increase in accounts payable.

Net cash provided by investing activities totaled $800,457 for the three months ended September 30, 2003 as compared to $81,056 for the three months ended September 30, 2002. The increase in cash provided of $719,401 is primarily due to an increase in proceeds from the sale of discontinued operations of $832,260.

Net cash used in financing activities totaled $373,267 for the three months ended September 30, 2003 as compared to $242,582 for the three months ended September 30, 2002. The increase in cash used by financing activities of $130,685 is attributed to a decrease in proceeds from bank and other loans of $174,028 offset slightly by a decrease in payouts of bank and capital lease obligations of $38,471.

Prime Partners, Inc. of New York (previously known as Prime Financial Services, Inc., New York) loaned $200,000 to the Company during the three months ended September 30, 2003 at a stated interest rate of 10%. As of September 30, 2003, the Company owed Prime Partners, Inc. $910,000. Michael Ryan, the Company's Chief Executive Officer and President, is one of the major shareholders of Prime Partners, Inc.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The table below summarizes the Company's contractual obligations for the five years subsequent to September 30, 2003 and thereafter. The amounts represent the maximum future cash contractual obligations.

      Contractual Obligation and Commercial Commitments

                                                                  Payment Due by Period

                                                                          2005 to       2007 to        After
      Contractual Obligations                  Total         2004          2006          2008          2008
                                            ------------------------------------------------------------------
      Debt                                  12,678,459    12,323,739       243,587        60,212        50,921
      Operating Leases                      10,481,501     3,538,325     4,511,956     1,463,282       967,938

      Capital Leases                           525,155       288,096       165,580        48,034        23,446

                                            ------------------------------------------------------------------

      Total contractual cash obligations    23,685,114    16,150,160     4,921,122     1,571,528     1,042,305
                                            ==================================================================

In connection with the Pinnacle sale, all operating leases associated with the Purchased Offices were assigned to Pinnacle, but the Company still remains liable on the leases. Aggregate operating lease commitment amounts included in the table above with respect to the leases assigned to Pinnacle in November 2002 are $1,409,217, $1,246,812, $733,373, $417,983, $315,079 and $503,638 for the
fiscal years ending September 30, 2004, 2005, 2006, 2007, 2008 and thereafter, respectively. See Note 5 for a complete discussion of the sale of the Purchased Offices to Pinnacle.

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

Impairment of Intangible Assets results in a charge to operations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The measurement of the future net cash flows to be generated is subject to management's reasonable expectations with respect to the Company's future operations and future economic conditions which may affect those cash flows. The Company tests goodwill for impairment annually or more frequently whenever events occur or circumstances change, which would more likely than not reduce the fair value of a reporting unit below its carrying amount. The measurement of fair value in lieu of a public market for such assets or a willing unrelated buyer relies on management's reasonable estimate of what a willing buyer would pay for such assets. Management's estimate is based on its knowledge of the industry, what similar assets have been valued at in sales transactions and current market conditions. The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Significant management judgment is required in determining our deferred tax assets and liabilities. Management makes an assessment of the likelihood that our deferred tax assets will be recovered from future taxable income, and of an amount that it believes is more likely than not to be realized.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company received recommendations from both its current and former auditors regarding its internal controls over financial reporting and is considering such recommendations. The auditors Radin, Glass & Co. stated that while none of the items identified by them individually are in and of themselves a material weakness, the combined effect of the issues and the inability to produce timely accurate financial statements is a material weakness. The Company is working to address the issues raised by its current and former auditors and has implemented financial staffing changes and financial reporting processes to address their comments. The Company will continue to evaluate the effectiveness of its internal controls over financial reporting on an ongoing basis and implement appropriate actions.

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

No change occurred in the Company's internal controls concerning financial reporting during the quarter ended September 30, 2003 that has materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Litigation

The Company and its Broker Dealer Subsidiaries are defendants and respondents in lawsuits and NASD arbitrations in the ordinary course of business. On September 30, 2003, there were 50 pending lawsuits and arbitrations and management accrued $1,728,806 as a reserve for potential settlements, judgments and awards. 24 of these matters were related to Prime Capital Services, Inc. and its registered representatives. Prime Capital Services has Errors & Omissions coverage for such matters. In addition, under the Prime Capital Services Registered Representatives contract, each registered representative has indemnified the Company for these claims. Accordingly, the Company believes that these lawsuits and arbitrations will not have a material impact on its financial position.

On February 4, 2004, the Company was served with a Summons and a Shareholder's Class Action and Derivative Complaint with the following caption: "Gary Kosseff, Plaintiff, against James Ciocia, Thomas Povinelli, Michael P. Ryan, Kathryn Travis, Seth A. Akabas, Louis P. Karol, Edward H. Cohen, Steven Gilbert and Doreen Biebusch, Defendants and Gilman & Ciocia, Inc., Nominal Defendant". The action was filed in the Court of Chancery of the State of Delaware in and for New Castle County under Civil Action No. 188-N. The Company believes that the allegations contained in the lawsuit are without merit and the Company contends to contest the lawsuit vigorously. The nature of the action is that the Company, its Board of Directors and its management, breached their fiduciary duty of loyalty in connection with the sale of the Purchased Offices to Pinnacle. The action alleges that the sale to Pinnacle was for inadequate consideration and without a fairness opinion by independent financial advisors, without independent legal advice and without a thorough evaluation and vote by an independent committee of the Board of Directors. The action prays for the following relief: a declaration that the action is maintainable as a class action and certifying the plaintiff as the representative of the class; a declaration that the Company, its Board of Directors and its management breached their fiduciary duty and other duties to the plaintiff and to the other members of the purported class; a rescission of the Purchase Agreement; unspecified monetary damages; and an award to the plaintiff of costs and disbursements, including reasonable legal, expert and accountants fees.

SEC Investigation

The Company is the subject of a formal investigation by the Securities and Exchange Commission ("SEC"). The investigation concerns, among other things, the restatement of the Company's financial results for the fiscal year ended June 30, 2001 and the fiscal quarters ended March 31, 2001 and December 31, 2001 (which have been previously disclosed in the Company's amended quarterly and annual reports for such periods), the Company's delay in filing Form 10-K for Fiscal 2002 and 2003, the Company's delay in filing this 10-Q and the Company's past accounting and recordkeeping practices. The Company had previously received informal, non-public inquiries from the SEC regarding certain of these matters. On March 13, 2003 three of the Company's executives received subpoenas from the SEC requesting that they produce documents and provide testimony in connection with the formal investigation. In addition, on March 19, 2003 the Company received a subpoena requesting documents in connection with such investigation. The Company and its executives have complied fully with the SEC's investigation and will continue to comply fully with the SEC's investigation. On January 13, 2004 the Company received subpoenas for two executives to be re-interviewed. One of the executives is no longer with the Company. Both of these interviews were conducted as scheduled. The Company does not believe that the investigation will have a material effect on the Company's Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its last meeting of shareholders on December 14, 2001.

ITEM 5. OTHER INFORMATION.

On August 27, 2002, the Company switched independent auditors from Arthur Andersen LLP to Grant Thornton LLP. On November 7, 2003, the Company switched independent auditors from Grant Thornton LLP to Radin Glass & Co. LLP.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1 Certification of Chief Executive Officer.

31.2 Certification of Chief Accounting Officer.

32.2 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.

32.2 Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.

(b) Reports on Form 8-K

(1) Current Report on Form 8-K filed with the SEC on July 17, 2002.
(2) Current Report on Form 8-K filed with the SEC on August 9, 2002.
(3) Current Report on Form 8-K filed with the SEC on September 4, 2002.
(4) Current Report on Form 8-K filed with the SEC on December 23, 2002.
(5) Current Report on Form 8-K filed with the SEC on November 12, 2003
(6) Current Report on Form 8-K filed with the SEC on December 18, 2003

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      GILMAN + CIOCIA, INC.


Dated: February 9, 2004                               By /s/ Michael P. Ryan
                                                      Chief Executive Officer


Dated: February 9, 2004                               By /s/ Dennis Conroy
                                                      Chief Accounting Officer