Form 10-Q
period 2003-12-31
GILMAN & CIOCIA INC
filed 2004-02-20
CIK 914142

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

                For the Quarterly Period Ended DECEMBER 31, 2003.

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

                                  (845)486-0900
                           (Issuer's Telephone Number)

Indicate by check mark whether the registrant: (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes |_| No |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                 |_| Yes |X| No

As of February 18, 2004, 8,849,323 shares of the issuer's common stock, $0.01 par value, were outstanding.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS                                                Page

        Consolidated Balance Sheets as of December 31, 2003
        and June 30, 2003                                                      3

        Consolidated Statement of Operations for the Three Months
        and Six Months Ended December 31, 2003 and December 31, 2002           4

        Consolidated Statements of Cash Flows for the
        Six Months Ended December 31, 2003 and December 31, 2002             5-6

        Consolidated Statement of Shareholders' Equity (Deficit)
        for the Six Months Ended December 31, 2003                             7

        Notes to Consolidated Financial Statements                          8-18

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                19-25

Item 3. Quantitative and Qualitative Disclosure About Market Risks            25

Item 4. Controls and Procedures                                            25-26

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     26

Item 4. Submission of Matters to a Vote of Security Holders                   26

Item 5. Other Information                                                     27

Item 6. Exhibits and Reports on Form 8-K                                      27

SIGNATURES AND CERTIFICATIONS                                                 27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            Dec 31,        June 30,
                                                                             2003           2003
                                                                         ------------   ------------
                                                                          (Unaudited)    (Audited)
Assets                                                                                   (Restated)
Cash and cash equivalents                                                $  1,003,810   $    955,097
Marketable securities                                                       1,038,652        969,622
Trade accounts receivable, net                                              4,160,080      4,293,527
Receivables from officers, shareholders
 and employees, net                                                           394,329        555,839
Assets of Discontinued Operations
                                                                                3,568          3,568
Due From Office Sales - Current                                               149,510        237,302
Prepaid expenses and other current assets                                     227,473        476,397
Income taxes receivable                                                            --         27,590

                                                                         ------------   ------------
  Total current assets                                                      6,977,422      7,518,942

Fixed assets, net                                                           1,992,091      2,396,313
Goodwill                                                                    3,900,072      3,900,072
Intangible assets, net                                                      5,917,015      6,133,248
Due from Office Sales - Non Current                                           522,090        522,090
Other assets                                                                  907,345      1,010,449

  Total assets                                                           $ 20,216,035   $ 21,481,114
                                                                         ============   ============
Liabilities and Shareholders' Deficit

Accounts payable and accrued expenses                                    $ 12,284,417   $ 13,120,150
Current portion of notes payable and
 capital leases                                                            10,618,446     12,166,618
Liabilities of Discontinued Operations
                                                                                   --      1,725,707
Income Tax Payable
                                                                               91,810             --
                                                                         ------------   ------------

  Total current liabilities                                                22,994,673     27,012,475

Long term portion of notes payable and
 capital leases                                                               313,963        650,622
Other liabilities
                                                                                   --         11,000

                                                                         ------------   ------------
  Total liabilities                                                        23,308,636     27,674,097

Shareholders' Equity (Deficit)

Preferred Stock, $0.001 par value, 100,000 shares authorized; no shares            --             --
Issued and outstanding at December 31, 2003 and June 30, 2003
Common stock,  $0.01 par value 20,000,000 shares authorized; 9,080,945
and 10,039,561 shares issued at December 31, 2003 and June 30, 2003           101,295        100,395
Additional paid in capital                                                 29,653,696     29,850,805
Treasury stock, 1,326,838 and 278,222 shares of common stock at
December 31, 2003 and June 30, 2003, respectively, at cost                 (1,086,079)    (1,075,593)
Note receivable for acquired shares
                                                                                   --       (105,000)
Retained deficit                                                          (31,761,513)   (34,963,590)
                                                                         ------------   ------------

  Total shareholders' deficit                                              (3,092,601)    (6,192,983)
                                                                         ------------   ------------

  Total liabilities and shareholders' deficit                            $ 20,216,035   $ 21,481,114
                                                                         ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                  For the Three Months Ended       For the Six Months
                                                         December 31,              Ended December 31,
                                                     2003           2002           2003          2002
                                                 ------------   ------------   ------------   ------------
Revenues:

                    Financial planning services  $ 14,669,370   $ 14,427,273   $ 29,534,591   $ 29,166,715
                           Tax preparation fees       407,639        408,438        885,196        977,097
                                                 ------------   ------------   ------------   ------------
                                 Total revenues    15,077,009     14,835,711     30,419,787     30,143,812
                                                 ------------   ------------   ------------   ------------

                            Operating Expenses:

                       Salaries and commissions    12,736,706     13,612,124     25,236,863     26,260,435
                     General and administrative     1,848,792      2,406,371      3,731,278      4,469,224

                                    Advertising       102,196         33,414        121,603         58,871
                    Brokerage fees and licenses       552,664        521,644        881,142        889,398
                                           Rent       559,611        752,521      1,172,703      1,689,946
                  Depreciation and amortization       370,698        460,710        729,490      1,023,032

                      Loss on sale of equipment            --         85,325             --         85,325
                                                 ------------   ------------   ------------   ------------
                       Total operating expenses    16,170,667     17,872,109     31,873,079     34,476,231
                                                 ------------   ------------   ------------   ------------

                             Income (loss) from
             continuing operations before other  ------------   ------------   ------------   ------------
                            income and expenses    (1,093,658)    (3,036,398)    (1,453,291)    (4,332,419)
                                                 ------------   ------------   ------------   ------------

                       Other Income (Expenses):

                 Interest and investment income         9,982            129         28,072          4,594
                               Interest expense      (202,215)      (713,845)      (450,179)    (1,202,293)
                    Other income (expense), net            --             --             --             --
                                                 ------------   ------------   ------------   ------------
                   Total other income (expense)      (192,233)      (713,716)      (422,107)    (1,197,699)
                                                 ------------   ------------   ------------   ------------

                Loss from continuing operations  ------------   ------------   ------------   ------------
                            before income taxes    (1,285,891)    (3,750,114)    (1,875,399)    (5,530,118)
                                                 ------------   ------------   ------------   ------------

                                                 ------------   ------------   ------------   ------------
                         Income taxes (benefit)           (31)        13,600          1,045         51,500
                                                 ------------   ------------   ------------   ------------

                                                 ------------   ------------   ------------   ------------
                Loss from continuing operations    (1,285,860)    (3,763,714)    (1,876,444)    (5,581,618)
                                                 ------------   ------------   ------------   ------------

                       Discontinued Operations:

Income (loss) from discontinued operations             24,557       (473,419)         9,903     (1,141,685)

Gain/(Loss) on disposal of
 discontinued operations (net of income tax of
$121,359,$1,400,$121,359 and $6,500
respectively)                                       4,270,460     (2,161,510)     5,068,618     (2,686,690)

                                                 ------------   ------------   ------------   ------------
Income (loss) from discontinued operations          4,295,017     (2,634,929)     5,078,520     (3,828,375)
                                                 ------------   ------------   ------------   ------------

Net income (loss)                                $  3,009,157   $ (6,398,643)  $  3,202,077   $ (9,409,993)
                                                 ============   ============   ============   ============

Basic per share data:
  Income (Loss) from continuing operations       ($      0.14)  ($      0.40)  ($      0.19)  ($      0.61)
  Gain (Loss) from discontinued operations               0.45          (0.28)          0.53          (0.42)
                                                 ------------   ------------   ------------   ------------

        Net Income (loss) per share, basic       $       0.31   $      (0.68)  $       0.34   $      (1.03)
                                                 ============   ============   ============   ============

   Weighted average shares, basic                   9,512,839      9,418,381      9,637,089      9,178,467
                                                 ============   ============   ============   ============

Diluted per share data:
  Income (Loss) from continuing operations       ($      0.12)  ($      0.40)  ($      0.19)  ($      0.61)
  Gain (Loss) from discontinued operations               0.41          (0.28)          0.50          (0.42)
                                                 ------------   ------------   ------------   ------------

        Net Income (loss) per share, diluted     $       0.29   $      (0.68)  $       0.31   $      (1.03)
                                                 ============   ============   ============   ============

   Weighted average shares, diluted                10,386,813      9,418,381     10,074,076      9,178,467
                                                 ============   ============   ============   ============

The accompanying notes are an integral part of these financial statements.

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                                       For the Six Months Ended December 31
Cash Flows From Operating Activities:
                                                                               2003          2002
                                                                            -----------   -----------
  Net Income (Loss):                                                        $ 3,202,077   $(9,409,993)
    Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
 Depreciation and amortization                                                  729,488     1,587,705
 Amortization of Debt Discount                                                  112,197            --
 (Gain) Loss on sale of discontinued operations                              (5,189,977)    2,680,190
 Issuance of common stock for debt default penalties and interest                24,000       280,000
 Loss (Gain) on sale of equipment                                                              85,325
 Unrealized losses on securities held for trading                                             133,676
 Bad Debt Expense                                                                50,000         5,000

 Changes in assets and liabilities:

 Accounts receivable, net                                                       135,947     2,000,928
 Prepaid and other current assets                                               248,923        93,308
 Receivables from officers, stockholders and employees                          196,802       279,074
 Decrease in other assets                                                       103,104       100,178
 Accounts payable and accrued expenses                                       (1,380,961)       92,923
 Income taxes receivable/payable                                                119,399       669,787
 Increase in other liabilities                                                  (11,000)       11,000
 Marketable securities                                                          (69,030)      130,728

                                                                            -----------   -----------
   Net cash (used in) operating activities                                   (1,729,031)   (1,260,171)
                                                                            -----------   -----------

Cash Flows From Investing Activities:

 Capital expenditures                                                           (17,187)      (84,460)
 Cash paid for acquisitions                                                     (91,846)     (106,607)
 Proceeds from joint venture distribution                                            --        90,000
 Proceeds from sale of equipment                                                     --        14,000
 Proceeds from the sale of discontinued operations                            3,562,292       324,114

                                                                            -----------   -----------
   Net cash provided by investing activities                                  3,453,259       237,047
                                                                            -----------   -----------

Cash Flows From Financing Activities:

 Acquisition of treasury stock                                                  (10,486)       (5,209)
 Proceeds from bank and other loans                                             583,249       625,000
 Payments of bank and capital lease obligations                              (2,248,278)   (1,311,011)

                                                                            -----------   -----------
   Net cash used in financing activities                                     (1,675,515)     (691,220)
                                                                            -----------   -----------

                                                                            -----------   -----------
   Net change in cash and cash equivalents                                       48,713    (1,714,344)
                                                                            -----------   -----------

                                                                            -----------   -----------
   Cash and cash equivalents at beginning of period                             955,097     2,223,806
                                                                            -----------   -----------

                                                                            -----------   -----------
   Cash and cash equivalents at end of period                               $ 1,003,810   $   509,462
                                                                            -----------   -----------

The accompanying notes are an integral part of these consolidated financial statements

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                    UNAUDITED

                                                       For the Six Months Ended

                                                      December 31,  December 31,
                                                         2003          2002
                                                       --------      --------

Supplemental Disclosure of Cash Flow Information:

     Cash paid during the period for:

     Interest                                          $122,937      $115,233
                                                       ========      ========

Supplemental Disclosure of Non Cash Transactions:


Common Stock and Options issued in connection with           --         6,613
business combinations

Equipment acquired under capital leases                      --         4,887
Issuance of common stock for debt default penalties
and interest                                             90,000       280,000

The accompanying notes are an integral part of these consolidated financial statements.

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2003
                                   (UNAUDITED)

                                         Common Stock        Additional Paid  Accumulated
                                     Shares        Amount      In Capital       Deficit
                                   ----------   ------------  ------------   ------------

Balance at July 1, 2003            10,039,561   $    100,395  $ 29,850,805   ($34,963,590)
                                   ----------   ------------  ------------   ------------

Net Income                                                                      3,202,077

Record T. Povinelli shares         (1,048,616)                    (220,209)
to Treasury Stock

Release of Note receivable from
Pinnacle sale

Issuance of stock in
connection with default
on note payable                        90,000            900        23,100

                                   ----------   ------------  ------------   ------------
Balance at December 31, 2003        9,080,945   $    101,295  $ 29,653,696   ($31,761,513)
                                   ==========   ============  ============   ============

                                                                                  Total
                                                                              Shareholder's
                                          Treasury Stock            Note          Equity
                                        Shares      Amount       Receivable     (Deficit)
                                      ---------  ------------   ------------   ------------

Balance at July 1, 2003                 278,222  ($ 1,075,593)  ($   105,000)  ($ 6,192,983)
                                      ---------  ------------   ------------   ------------

Net Income                                                                        3,202,077

Record T. Povinelli shares            1,048,616       (10,486)                     (230,695)
to Treasury Stock

Release of Note receivable from
Pinnacle sale                                                        105,000        105,000

Issuance of stock in
connection with default
on note payable                                                                      24,000

                                      ---------  ------------   ------------   ------------
Balance at December 31, 2003          1,326,838  ($ 1,086,079)  $          0   ($ 3,092,601)
                                      =========  ============   ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

(a) Description of the Company and Overview

Gilman + Ciocia, Inc. (together with its wholly owned subsidiaries, the "Company") is a corporation that was organized in 1981 under the laws of the State of New York and reincorporated under the laws of the State of Delaware in 1993. The Company provides financial planning services, including securities brokerage, insurance and mortgage agency services, and federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets. In Fiscal 2003*, approximately 89% of the Company's revenues were derived from commissions on financial planning services and approximately 11% were derived from fees for tax preparation services. As of December 31, 2003, the Company had 42 offices operating in 5 states (New York, New Jersey, Connecticut, Florida and Colorado). The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K can be obtained, free of charge, on the Company's web site at www.gilcio.com.

The Company's financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered losses from operations in each of its last four years and is in default under its three largest financing agreements raising substantial doubt about its ability to continue as a going concern. During Fiscal 2003, the Company incurred net losses of $13,996,916 and at December 31, 2003 had a working capital deficit of $16,017,251. The Company's ability to continue as a going concern and its future success is dependent on its ability to reduce costs and generate revenues.

As a result of a number of defaults under its agreements with Wachovia Bank, National Association, ("Wachovia"), on November 27,

* Fiscal years are denominated by the year in which they end. Accordingly, Fiscal 2003 refers to the year ended June 30, 2003.

2002, the Company entered into a debt forbearance agreement with Wachovia and subsequently amended the debt forbearance agreement on June 18, 2003. Another of its lenders, Travelers Insurance Company ("Travelers") has claimed several defaults under its agreement, but acknowledged that it was subject to the terms of a subordination agreement which restricts the remedies it can pursue against the Company. The Company's debt to Rappaport Gamma, Ltd. ("Rappaport") was due on October 30, 2002, but remains unpaid. This loan is also subordinated to the Wachovia loan. That lender is entitled to receive shares of the Company's common stock monthly while the debt remains unpaid. As a result of these defaults, the Company's debt as to those lenders is classified as current liabilities on its financial statements.

On August 27, 2002, the Company switched independent auditors from Arthur Andersen LLP to Grant Thornton LLP. On November 7, 2003, the Company switched independent auditors from Grant Thornton LLP to Radin Glass & Co. LLP.

(b) Basis of Presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated balance sheets as of December 31, 2003, the consolidated statement of operations for the three months ended December 31, 2003 and 2002, the consolidated statements of cash flows for the three months and six months ended December 31, 2003 and the consolidated statement of stockholders equity for the six months ended December 31, 2003 are unaudited. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three months and six months ended December 31, 2003 are not necessarily indicative of the results to be expected for any other interim period or any future year. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended June 30, 2003, as restated. On February 13, 2004, the Company received a letter from Grant Thornton, its previous auditors, advising the Company that it did not consent to the inclusion of its 2002 Auditors' Report issued for the Company's Form 10K for Fiscal 2002 in the Company's Form 10-K/A for Fiscal 2003 filed on February 9, 2004. The letter stated that Grant Thornton was withdrawing its 2002 Auditors' Report and that its report could no longer be relied on, and that it was withdrawing its quarterly review reports for each fiscal quarter during which it served as the Company's auditors. A copy of Grant Thornton's letter to the Company dated February 13, 2004 is annexed to this Form 10-Q as Exhibit 99.1.

(c) Accounting Policies

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Net Income (Loss) Per Share

In accordance with SFAS No. 128, "Earnings per Share", basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during each period. Diluted net income (loss) per share gives effect to all potentially dilutive securities that were outstanding during each period. For the three and six months ended December 31, 2003 and 2002, outstanding options and warrants of 2,313,728 and 3,749,391, respectively, to purchase shares of common stock were included in the December 31, 2003 computation of diluted net income (loss) per share. The computation for December 30, 2002 did not include these outstanding options and warrants because to do so would have an antidilutive effect for the periods presented.

Stock Based Compensation

At December 31, 2003, the Company has one stock-based employee compensation plan. Prior to 2000, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective July 1, 2000, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2002. Awards under the Company's plans vest over periods ranging from three to five years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2002 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                               For the Three Months Ended
                                                       December 31

                                                   2003            2002
                                              -------------   -------------
Net Income (Loss), as reported                $   3,009,157   $  (6,398,643)

Add: Stock-based employee
compensation expenses included
in reported net loss, net of related
tax effects

Deduct: Total stock-based
compensation expense determined
under fair value based method for
all awards, net of related taxes                     56,003         305,358
                                              -------------   -------------
Proforma net income (loss)                    $   2,953,154   $  (6,704,001)

Basic and diluted earnings (loss) per share:

As reported - Basic                           $        0.31   $       (0.68)
Proforma - Basic                                       0.31           (0.71)

As reported - Diluted                         $        0.29   $       (0.68)
Proforma - Diluted                                     0.28           (0.71)

The effects of applying SFAS 123 in the pro forma net loss disclosures above are not likely to be representative of the effects on pro forma disclosures of future years.

Other significant accounting policies

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. These policies require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standard setters appear likely to cause a material change in the Company's accounting policies, outcomes cannot be predicted with confidence. Also see Note 1 to our June 30, 2003 Consolidated Financial Statements included in the Company's Form 10-K/A, as restated, which discusses accounting policies that must be selected by management when there are acceptable alternatives.

(d) Liquidity and cash flow

The Company's December 31, 2003 consolidated financial statements were prepared assuming the Company will continue as a going concern. The Company has suffered losses from operations in each of its last four years, and is in default under its three largest lending facilities, raising substantial doubt about its ability to continue as a going concern. During the fiscal year June 30, 2003, the Company incurred net losses totaling $13,996,916 and at December 31, 2003 was in a working capital deficit position of $16,017,251. At December 31, 2003, the Company had $1,003,810 of cash and cash equivalents and $4,160,080 of trade receivables to fund short-term working capital requirements. The Company's ability to continue as a going concern and its future success is dependent upon its ability to reduce costs and generate revenues to: (1) satisfy its current obligations and commitments, and (2) continue its growth.

The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout Fiscal 2004. The following transactions have had or are expected to have a beneficial effect on the Company's future cash flow requirements:

1. Sale of forty seven offices (the "Purchased Offices") to Pinnacle Taxx Advisors, LLC ("Pinnacle") effective as of September 1, 2002. See Note 5 of Notes to Consolidated Financial Statements for a complete discussion of the sale of the Purchased Offices to Pinnacle.

2. Sale of thirteen other Company offices in Fiscal 2003, sale of one Company office during the three months ending September 30, 2003 and the sale of three Company offices during the three months ended December 31, 2003. See Note 5 of Notes to Consolidated Financial Statements for a discussion of the sale of three offices.

3. The payment of the Company's debt. See Note 7 of Notes to Consolidated Financial Statements for a complete discussion of the Company's debt.

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

Management and the Board of Directors are currently exploring a number of tactical alternatives and are also continuing to identify and implement internal actions to improve the Company's liquidity and financial performance.

2. RECLASSIFICATION FOR DISCONTINUED OPERATIONS

During Fiscal 2003 and in the six months ended December 31, 2003, the Company sold sixty four of its offices, including the sale of forty seven offices to Pinnacle. In accordance with SFAS 144 assets and liabilities associated with these offices have been reclassified and are included on the accompanying balance sheets as assets and liabilities held for sale, and the results of these operations have been reclassified and are separately presented for all reporting periods as discontinued operations in the accompanying statements of operations.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB revised SFAS No. 132, Employers' Disclosures about Pensions and Other Post Retirement Benefits. This revision requires additional disclosures to those in the original SFAS No. 132 about assets, obligations, cash flows and the periodic benefit cost of deferred benefit pension plans and other deferred benefit post-retirement plans. The required information should be provided separately for pension plans and for other post-retirement benefit plans. This statement revision is effective for the fiscal years ended after December 14, 2003 and interim periods beginning after December 15, 2003. The adoption of this revision is not expected to have a material impact on our results of operations, financial position or disclosures.

4. CONTINGENCIES

Litigation

The Company and its Broker Dealer Subsidiaries are defendants and respondents in lawsuits and NASD arbitrations in the ordinary course of business. On December 31, 2003, there were thirty five pending lawsuits and arbitrations and management accrued $1,146,058 as a reserve for potential settlements, judgments and awards. Of these matters, seventeen were related to Prime Capital Services, Inc. and its registered representatives. Prime Capital Services has Errors & Omissions coverage for such matters. In addition, under the Prime Capital Services Registered Representatives contract, each registered representative has indemnified the Company for these claims. Accordingly, the Company believes that these lawsuits and arbitrations will not have a material impact on its financial position.

On February 4, 2004, the Company's registered agent in Delaware was served with a Summons and a Shareholder's Class Action and Derivative Complaint with the following caption: "Gary Kosseff, Plaintiff, against James Ciocia, Thomas Povinelli, Michael P. Ryan, Kathryn Travis, Seth A. Akabas, Louis P. Karol, Edward H. Cohen, Steven Gilbert and Doreen Biebusch, Defendants and Gilman & Ciocia, Inc., Nominal Defendant". The action was filed in the Court of Chancery of the State of Delaware in and for New Castle County under Civil Action No. 188-N. The Company believes that the allegations contained in the lawsuit are without merit and the Company intends to contest the lawsuit vigorously. The nature of the action is that the Company, its Board of Directors and its management, breached their fiduciary duty of loyalty in connection with the sale of the Purchased Offices to Pinnacle. The action alleges that the sale to Pinnacle was for inadequate consideration and without a fairness opinion by independent financial advisors, without independent legal advice and without a thorough evaluation and vote by an independent committee of the Board of Directors. The action prays for the following relief: a declaration that the action is maintainable as a class action and certifying the plaintiff as the representative of the class; a declaration that the Company, its Board of Directors and its management breached their fiduciary duty and other duties to the plaintiff and to the other members of the purported class; a rescission of the Purchase Agreement; unspecified monetary damages; and an award to the plaintiff of costs and disbursements, including reasonable legal, expert and accountants fees.

SEC Investigation

The Company is the subject of a formal investigation by the Securities and Exchange Commission ("SEC"). The investigation concerns, among other things, the restatement of the Company's financial results for the fiscal year ended June 30, 2001 and the fiscal quarters ended March 31, 2001 and December 31, 2001 (which have been previously disclosed in the Company's amended quarterly and annual reports for such periods), the Company's delay in filing Form 10-K for Fiscal 2002 and 2003, the Company's delay in filing its 10-Q for the quarter ending September 30, 2002 and the Company's past accounting and recordkeeping practices. The Company had previously received informal, non-public inquiries from the SEC regarding certain of these matters. The Company and its executives have complied fully with the SEC's investigation and will continue to comply fully with the SEC's investigation. The Company does not believe that the investigation will have a material effect on the Company's Consolidated Financial Statements.

5. SALE OF OFFICES

Sale of the Purchased Offices to Pinnacle

On November 26, 2002, the Company finalized a transaction pursuant to an asset purchase agreement (the "Purchase Agreement") with Pinnacle, whereby Pinnacle an entity controlled by Thomas Povinelli and David Puyear, former executive officers of the Company, purchased certain assets of the Company. The effective date of the closing under the Purchase Agreement was September 1, 2002. The Company sold to Pinnacle forty seven offices ("Pinnacle Purchased Offices") and all tangible and intangible net assets (the "Purchased Assets") which were associated with the operations of the Pinnacle Purchased Offices, together representing approximately $17,690,000 or approximately 19.0% of the Company's annual revenue for the fiscal year ended June 30, 2002. Included in the net assets sold to Pinnacle was approximately $1,550,000 in debt plus accrued interest of approximately $280,000 and other payables of approximately $400,000 which were to be assumed by Pinnacle, subject to creditor approval. As part of the sale of the Purchased Offices, one hundred thirty seven employees of the Purchased Offices were terminated by the Company as of November 15, 2002 and were hired by Pinnacle. In addition, all registered representatives of the Purchased Offices licensed with Prime Capital Services, Inc. (a wholly owned broker-dealer subsidiary of the Company) transferred their registrations to Royal Alliance Associates ("Royal").

The net purchase price payable by Pinnacle after it assumed all liabilities and payables was $4,745,463, subject to final adjustments. The sum of $3,422,108, (the "Closing Payment") was paid pursuant to a promissory note (the "Initial Note") which was given by Pinnacle to the Company at the date of closing (the "Closing") with interest at 10% commencing thirty days from the Closing. The Initial Note was guaranteed by Mr. Povinelli and Mr. Puyear and Mr. Povinelli pledged his entire holdings of the Company's common stock to secure the Initial Note. The Initial Note was due and payable on the earlier of February 26, 2003 or on the date that Pinnacle closes a debt or equity financing. The balance of the purchase price of $1,323,355, subject to adjustment and less certain debts of the Company that Pinnacle assumed, was to be paid pursuant to a second promissory note (the "Second Note") which was secured by Pinnacle's assets. The Initial Note was secured by collateral assignment of 75% of Pinnacle's commission overrides to be paid to Pinnacle from Royal each month up to $250,000, pursuant to an agreement between Pinnacle and Royal. The Second Note was payable in three equal consecutive annual installments, with interest calculated at the prime rate of Pinnacle's primary lender in effect as of the Closing, on the first, second and third anniversaries of the Closing.

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

In connection with the settlement, Pinnacle negotiated a release of the Company from its obligations pursuant to the lease for the Company's former White Plains offices, subject to the consent of the landlord's primary lender. In the event that a fully executed unconditional release of the Company by the landlord is not delivered on or before February 23, 2004, the Company will receive $50,000 and Wachovia will receive $50,000. Both payments will be made from funds currently in escrow. In addition, the Company and Wachovia will each receive an additional $50,000 from Pinnacle on April 30, 2004, and an additional $45,500 from Pinnacle in 12 monthly payments of $3,791.66 commencing on July 1, 2004..

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

The Company recognized a $10,650 gain in Fiscal 2003 and a gain of $4,121,733 in the second quarter of Fiscal 2004 from the Pinnacle sale consisting of:
$2,483,562 of cash received and $1,872,532 on the release of obligations assumed by Pinnacle, and other items totaling $125,695.

Sale of Other Company Offices

In addition to the Pinnacle transaction, during Fiscal 2003, the Company completed the sale of thirteen other offices to various parties for an aggregate sales price of approximately $2,332,324 consisting of approximately $490,091 of cash and approximately $1,842,233 of promissory notes due to the Company.

During the three months ending September 30, 2003, the Company completed the sale of one Company office for an aggregate sales price of approximately $34,000 in cash and approximately $10,000 of promissory notes due to the Company. During the three months ending December 31, 2003, the Company completed the sale of three Company offices for an aggregate sales price of approximately $247,500 in cash and approximately $27,450 of promissory notes due to the Company.

Sale of North Ridge Securities Corp. and North Shore Capital Management Corp.

By Stock Purchase Agreement dated as of January 1, 2004, the Company agreed to sell to Daniel R. Levy and Joseph H. Clinard all of the authorized, issued and outstanding capital stock (the "Shares") of North Ridge Securities Corp. ("North Ridge") and North Shore Capital Management Corp. ("North Shore"). The total purchase price for the Shares was $1,100,000 allocated $1,050,000 to the Shares of North Ridge Securities Corp. and $50,000 to the Shares of North Shore Capital Management Corp. The sum of $162,500 was to be paid to the Company in cash at the closing, the sum of $37,500 was to be paid to Wachovia at the closing, the sum of $37,500 will be paid to the Company on or about sixty (60) days after the closing when certain contingencies are met and the $862,500 balance will be paid to the Company by Mr. Levy in monthly payments pursuant to the terms of a promissory note commencing on May 1, 2004 and ending on April 1, 2016. The interest rate on the note will be equal to the prime rate at JP Morgan Chase Bank plus two (2%) percent, but the interest rate cannot exceed eight (8%) percent until January 1, 2009. The Company will report the income from the sale of the Shares as it receives the cash payments under the Stock Purchase Agreement and the promissory note due to having insufficient collateral to support the collection of such payments and the note having been fully reserved by the Company. The transaction closed on February 17, 2004 and Wachovia received the sum of $37,500 on February 17, 2004 and the Company received the sum of $162,500 on February 18, 2004.

6. DISCONTINUED OPERATIONS

The assets and liabilities attributable to the sale of offices, which have been classified in the consolidated balance sheets as assets and liabilities held for sale, consist of the following:

Discontinued Operations (Unaudited)

                                                        December 31,   June 30,
                                                           2003          2003
                                                        ----------    ----------
Accounts Receivable, Net                                $    1,840    $    1,840
Property and equipment, net                                  1,728         1,728
                                                        ----------    ----------

          Total assets of discontinued operations       $    3,568    $    3,568
                                                        ----------    ----------

Accounts Payable and accrued expenses                           --    $  875,707
Other Current Liabilities                                       --       850,000
                                                        ----------    ----------

          Total liabilities of discontinued operations          --    $1,725,707
                                                        ----------    ----------

Approximate direct operating revenues and operating expenses of the Pinnacle Purchased Offices and Other Purchased Offices included on the accompanying statements of operations for the three and six months ended December 31, 2003 and December 31, 2002 were as follows:

                                                          Unaudited                   Unaudited
                                                 For the three months Ended   For the six months Ended
                                                         December 31,                December 31,
                                                      2003          2002          2003          2002
                                                  -----------   -----------   -----------   -----------
Revenues:
            Financial planning services           $    12,190   $ 1,302,266   $    16,558   $ 3,611,763
            Tax preparation fees                          350       207,722           350       881,635

                                                  -----------   -----------   -----------   -----------
                        Total revenue                  12,540     1,509,988        16,908     4,493,398
                                                  -----------   -----------   -----------   -----------

Operating Expenses:
            Salaries and commissions              $     5,238   $ 1,590,998   $    21,011   $ 4,248,783
            General and Administrative                  5,588        94,606        12,467       381,366
            Advertising                                (1,422)        6,667        (1,476)       18,588
            Rent                                      (21,421)      236,474       (24,997)      829,040
            Depreciation and amortization                  --        54,662            --       157,306

                                                  -----------   -----------   -----------   -----------
                        Total operating expenses      (12,017)    1,983,407         7,005     5,635,083
                                                  -----------   -----------   -----------   -----------

Gain/(loss) from discontinued operations          $    24,557   ($  473,419)  $     9,903   ($1,141,685)
                                                  ===========   ===========   ===========   ===========

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

By an Amendment to Forbearance Agreement dated as of June 18, 2003, the Company and Wachovia amended the Forbearance Agreement to change, among other things, the following provisions of the Forbearance Agreement: the Maturity Date was extended to July 1, 2004; the Company's reporting requirements to Wachovia were changed; the May 10, 2003 and June 10, 2003 principal payments of $250,000 were rescheduled; principal payments in amounts of $250,000 are now due on March 10, 2004, April 10, 2004, May 10, 2004 and June 10, 2004; and the Company was required to pay to Wachovia fifty percent (50%) of the excess over $1,000,000 of any lump sum payment received from Pinnacle. The Company has notified Wachovia that its restatement disclosed in its Form 10K/A for the year ended June 30, 2003, filed on February 9, 2004 constitutes a default under its Loan. The Company may be in technical default of other provisions of the Loan, the Forbearance Agreement and the Amendment to Forbearance Agreement. However, the Company does not believe that Wachovia will issue a note of default for the restatement or for any of these technical defaults.

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

Rappaport Loan

On October 30, 2001, the Company borrowed $1,000,000 from Rappaport pursuant to a written note without collateral and without stated interest (the "Loan"). The Loan was due and payable on October 30, 2002. Additionally, the Loan provided that: Rappaport receive 100,000 shares of Rule 144 restricted shares of common stock of the Company upon the funding of the Loan, subject to adjustment so that the value of the 100,000 shares was $300,000 when the Rule 144 restrictions were removed; there was a penalty of 50,000 shares to be issued to Rappaport if the Loan was not paid when due and an additional penalty of 10,000 shares per month thereafter until the Loan was paid in full. The 100,000 shares were issued on October 31, 2001 at a value of $3 per share. On December 26, 2001, Rappaport subordinated the Loan to the $7,000,000 being loaned to the Company by Wachovia. In consideration of the subordination, the Loan was modified by increasing the 10,000 shares penalty to 15,000 shares per month and by agreeing to issue 50,000 additional shares to Rappaport if the Loan was not paid in full by March 31, 2002, subject to adjustment so that the value of the shares issued was $150,000 when the Rule 144 restrictions were removed. The Loan was not paid by March 31, 2002. Accordingly, Rappaport was issued 95,298 common shares with a value of $150,000 on May 7, 2002 for the March 31, 2002 penalty. When the Rule 144 holding period was satisfied in October, 2002 with respect to the 100,000 shares of the Company's common stock issued to Rappaport on the funding of the Loan, the stock price was $.40 per share. As a result, on October 31, 2002, Rappaport was issued an additional 650,000 common shares to be added to the 100,000 shares issued upon the funding of the Loan so that the total value of the original shares issued was $300,000. By December 31, 2003, Rappaport received a total of 1,030,298 shares for all interest and penalties and will receive 15,000 shares per month as additional penalties until the Loan is paid in full.

8. STOCK - BASED COMPENSATION

The Company has established various stock - based compensation plans for its officers, directors, key employees and consultants. See Fiscal year ended June 30, 2003 Annual Report on Form 10-K/A for description of the Company's stock-based compensation plans.

Stock option activity during the three months ended December 31, 2003 was as follows:

      Outstanding June 30, 2003                                2,437,928
               Grants                                             20,000
               Canceled                                          (21,200)
               Expired                                          (123,000)
               Exercised                                              --
                                                              ----------
      Outstanding - December 31, 2003                          2,313,728
                                                              ----------
      Exercisable - December 31, 2003                          1,946,228
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

                                                         Unaudited                     Unaudited
                                                  For the Three Months Ended    For the Six Months Ended
                                                         December 31,                  December 31,

                                                     2003           2002           2003           2002
                                                 ------------   ------------   ------------   ------------
Revenues:

Company Tax and Financial Planning Offices:
Tax Preparation Business                         $    407,989   $    408,438   $    885,196   $    977,097
Financial Planning Business                         4,006,577      4,104,175      7,186,319      8,118,329
                                                 ------------   ------------   ------------   ------------

Total Company Tax and Financial Planning
Offices                                             4,414,566      4,512,613      8,071,515      9,095,426

Broker Dealer Operations                           13,608,621     14,847,021     27,949,281     30,679,323
Intercompany revenue                               (2,946,178)    (4,523,923)    (5,601,009)    (9,630,937)
                                                 ------------   ------------   ------------   ------------

                                  Total Revenue  $ 15,077,009   $ 14,835,711   $ 30,419,787   $ 30,143,812
                                                 ------------   ------------   ------------   ------------

Income (Loss) from Operations:
Company Tax Offices                              ($ 3,618,404)  ($ 2,441,533)  ($ 7,289,718)  ($ 4,886,448)
Broker Dealer Operations                            2,524,746       (594,555)     5,836,427        554,178
e1040.com                                                               (310)                         (149)
                                                 ------------   ------------   ------------   ------------

                  Income (Loss) from Operations  ($ 1,093,658)  ($ 3,036,398)  ($ 1,453,291)  ($ 4,332,419)
                                                 ------------   ------------   ------------   ------------

Depreciation and Amortization:
Company Tax Offices                              $    189,249   $    295,051   $    379,971   $    581,784
Broker Dealer Operations                              181,449        165,659        349,519        441,248
                                                 ------------   ------------   ------------   ------------

            Total Depreciation and Amortization  $    370,698   $    460,710   $    729,490   $  1,023,032
                                                 ------------   ------------   ------------   ------------

Interest Expense:
Company Tax Offices                              ($   183,110)  ($   683,745)  ($   405,826)  ($ 1,150,321)
Broker Dealer Operations                              (19,105)       (30,100)       (44,353)       (51,972)
                                                 ------------   ------------   ------------   ------------

                        Total interest Expense:  ($   202,215)  ($   713,845)  ($   450,179)  ($ 1,202,293)
                                                 ------------   ------------   ------------   ------------

Interest and Investment Income:
Company Tax Offices                              $      9,958   $         15   $     28,025   $      4,267
Broker Dealer Operations                                   24            114             47            327
                                                 ------------   ------------   ------------   ------------

                          Total interest income  $      9,982   $        129   $     28,072   $      4,594
                                                 ------------   ------------   ------------   ------------

Income (Loss) before Taxes:
Company Tax Offices                              ($ 3,791,533)  ($ 3,125,258)  ($ 7,667,519)  ($ 6,032,497)
Broker Dealer Operations                            2,505,642       (624,546)     5,792,121        502,528
e1040.com                                                               (310)                         (149)
                                                 ------------   ------------   ------------   ------------

               Total Income (Loss) before Taxes  ($ 1,285,891)  ($ 3,750,114)  ($ 1,875,398)  ($ 5,530,118)
                                                 ------------   ------------   ------------   ------------

Identifiable Assets:
Company Tax Offices                              $ 21,371,680   $ 33,159,423   $ 21,371,680   $ 33,159,423
Broker Dealer Operations                           15,698,836     20,717,009     15,698,836     20,717,009
Intercompany eliminations                         (16,854,481)   (26,846,114)   (16,854,481)   (26,846,114)
                                                 ------------   ------------   ------------   ------------

                      Total identifiable assets  $ 20,216,035   $ 27,030,318   $ 20,216,035   $ 27,030,318
                                                 ------------   ------------   ------------   ------------

Capital Expenditures:
Company Tax Offices                              $      3,553   $          0   $      3,553   $          0
Broker Dealer Operations                                5,254         45,516         13,634         84,460
                                                 ------------   ------------   ------------   ------------

                     Total Capital Expenditures  $      8,807   $     45,516   $     17,187   $     84,460
                                                 ------------   ------------   ------------   ------------

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

For the three months and six months ended December 31, 2003, approximately 2.7% and 2.9% respectively of the Company's revenues were earned from tax preparation services, 97.3% and 97.1% were earned from all financial planning and related services (with 95.8% and 93.9% from mutual funds, annuities and securities transactions and 4.2% and 6.1% from insurance, mortgage brokerage and other related services).

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

Almost all of the financial planners are also authorized agents of insurance underwriters. The Company is also a licensed mortgage broker. As a result, the Company also earns revenues from commissions for acting as an insurance agent and a mortgage broker. In addition, the Company owns a fifty percent (50%) equity interest in GTAX/CB, an insurance broker, which is a joint venture with Feingold & Scott, Inc. In December 2002, all of the capital stock of Feingold & Scott, Inc. was purchased by Bisys Insurance Services Holding Company ("Bisys").

On March 21, 2003, Bisys sent the Company a written notice terminating the joint venture effective as of March 21, 2004. The Company is negotiating a Preferred Sale Agreement with Bisys, whereby Bisys will provide insurance distribution services to the company and the joint venture will be terminated. The Company believes that there will be no material adverse effect on its revenue from the termination of the joint venture. The Company has the capability of processing insurance business through Prime Financial Services, Inc., its wholly owned subsidiary, which is a licensed insurance broker.

The Company's financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered losses from operations in each of its last four years, and is in default under its three largest lending facilities, raising substantial doubt about its ability to continue as a going concern. During Fiscal 2003, the Company incurred net losses totaling $(13,996,916) and at December 31, 2003 was in a working capital deficit position of $16,017,251. At December 31, 2003, the Company had $1,003,810 of cash and cash equivalents and $4,160,080 of trade receivables to fund short-term working capital requirements. The Company's ability to continue as a going concern and its future success is dependent upon its ability to reduce costs and generate revenues to: (1) satisfy its current obligations and commitments, and (2) continue its growth.

The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout Fiscal 2004. See Note 1(d) of Notes to Consolidated Financial Statements for a complete discussion of the Company's liquidity and cash flow, Note 5 of Notes to Consolidated Financial Statements for a complete discussion of the sale of Company offices and Note 7 of Notes to Consolidated Financial Statements for a complete discussion of the Company's debt.

If the Company does not comply with the financial covenants and other obligations in its loan agreement with Wachovia, Travelers or Rappaport, or its agreements with other lenders, and such lenders elected to pursue their available remedies, the Company's operations and liquidity would be materially adversely affected and the Company could be forced to cease operations.

On February 13, 2004, the Company received a letter from Grant Thornton, its previous auditors, advising the Company that it did not consent to the inclusion of its 2002 Auditors' Report issued for the Company's Form 10K for Fiscal 2002 in the Company's Form 10-K/A for Fiscal 2003 filed on February 9, 2004. The letter stated that Grant Thornton was withdrawing its 2002 Auditors' Report and that its report could no longer be relied on, and that it was withdrawing its quarterly review reports for each fiscal quarter during which it served as the Company's auditors. A copy of Grant Thornton's letter to the Company dated February 13, 2004 is annexed to this Form 10-Q as Exhibit 99.1.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2002.

Except as noted, the numbers and explanations presented below represent results from Continuing Operations only.

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2002

The Company's revenues for the three months ended December 31, 2003 were $15,077,009 compared to $14,835,711 for the three months ended December 31, 2002, an increase of $241,298 or 1.6%. Of the total increase, $242,097 was attributable to an increase in the Company's financial planning business, offset by a $799 reduction in the Company's tax preparation fees.

The Company's total revenues for the three months ended December 31, 2003 consisted of $14,669,370 for financial planning services and $407,639 for tax preparation fees. Financial planning services represented 97.3% and tax preparation fees represented 2.7% of the Company's total revenues during the three months ended December 31, 2003. The Company's total revenues for the three months ended December 31, 2002 consisted of $14,427,273 for financial planning services and $408,438 for tax preparation fees. Financial planning services represented 97.2% and tax preparation fees represented 2.8% of the Company's total revenues during the three months ended December 31, 2002.

The Company's operating expenses for the three months ended December 31, 2003 were $16,170,667 or 107.3% of revenues, a decrease of $1,701,442 or 9.5%, compared to $17,872,109 or 120.3% of revenues for the three months ended December 31, 2002. The decrease in operating expenses was attributable to decreases in salaries and commissions of $875,418, general and administrative of $557,579, rent of 192,910, depreciation and amortization of $90,012, loss on equipment sale of $85,325 offset by increases in advertising expenses of $68,782 and brokerage fees and licenses of $31,020.

Salaries and commissions decreased $875,418 or 6.4% in the three months ended December 31, 2003 to $12,736,706 from $13,612,124 during the three months ended December 31, 2002. This decrease is primarily attributable to decreases in personnel and related costs associated with corporate overhead offset by higher commission expense related to financial planning products.

General and administrative expenses decreased $557,579 or 23.2% in the three months ended December 31, 2003 to $1,848,792 from $2,406,371 during the three months ended December 31, 2002. This decrease is primarily attributable to a decrease in professional fees and general office expenses.

Advertising expenses increased $68,782 or 205.8% in the three months ended December 31, 2003 to $102,196 from $33,414 during the three months ended December 31, 2002. This increase is primarily attributable to the increase in print ad campaigns to build brand equity and awareness.

Brokerage fees and licenses expenses increased $30,020 or 5.9% in the three months ended December 31, 2003 to $552,664 from $521,644 during the three months ended December 31, 2002. This increase is primarily attributable to increased clearing fees as a result of higher financial planning revenues.

Rent expense decreased $192,910 or 25.6% in the three months ended December 31, 2003 to $559,611 from $752,521 during the three months ended December 31, 2002. This decrease is primarily attributed to the consolidation of corporate overhead facilitates and the termination of leases associated with closed or merged offices.

Depreciation and amortization expense decreased $90,012 or 19.5% in the three months ended December 31, 2003 to $370,698 from $460,710 during the three months ended December 31, 2002. This decrease is primarily attributable to lower fixed assets and intangible balances as a result of reduced capital spending and assets reaching full depreciable lives.

Losses on the sale of equipment decreased $85,325, or 100.0% during the three months ended December 31, 2003 to $0 from $85,325 during the three months ended December 31, 2002. The loss included the book value of the equipment at the time of sale of $99,325 less sale proceeds of $14,000.

The Company's loss from operations for the three months ended December 31, 2003 was $1,093,658 as compared to a loss of $3,036,398 for the three months ended December 31, 2002, a decrease of $1,942,740 or 64.0%. This decrease in loss was attributable to the increase in revenues described above as well as the net reduction in operating expenses described.

The Company's loss before the provision or benefit of income taxes for the three months ended December 31, 2003 was $1,285,891 compared to $3,750,114 for the three months ended December 31, 2002. This decrease in loss of $2,464,223 or 65.7% was attributed to the net decease in loss from operations of $1,942,740 highlighted above and by a net increase in other expenses, net, of $521,483. The net decrease in other expenses, net, includes a decrease in interest expense of $511,630 due to a lower debt level and an increase in interest and investment income of $9,853 from interest received on notes as a result of office sales.

The Company's loss after income tax provision from continuing operations for the three months ended December 31, 2003 was $1,285,860 compared to $3,763,714 for the three months ended December 31, 2002. This decreased loss of $2,477,854 or 65.8% was attributable to the decrease of income tax expense of $13,631 in addition to the changes in the revenues and expenses highlighted above. The decrease in the income tax expense is due to the application of the Company's large NOL tax position of prior years to offset taxes on current year net income.

The Company had a gain from Discontinued Operations for the three months ended December 31, 2003 of $4,295,017 compared to a loss of $2,634,929 for the three months ended December 31, 2002. The gain for the three months ended December 31, 2003 consisted primarily of the realized gain on the sale of Pinnacle.

RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2002

The Company's revenues for the six months ended December 31, 2003 were $30,419,787 compared to $30,143,812 for the six months ended December 31, 2002, an increase of $275,975 or 0.9%. Of the total increase, $367,876 was attributable to an increase in the Company's financial planning business, partially offset by a decrease in the Company's tax preparation fees of $91,901.

The Company's total revenues for the six months ended December 31, 2003 consisted of $29,534,591 for financial planning services and $885,196 for tax preparation fees. Financial planning services represented 97.1% and tax preparation fees represented 2.9% of the Company's total revenues during the six months ended December 31, 2003. The Company's total revenues for the six months ended December 31, 2002 consisted of $29,166,715 for financial planning services, and $977,097 for tax preparation fees. Financial planning services represented 96.7%, and tax preparation fees represented 3.3% of the Company's total revenues during the six months ended December 31, 2002.

The Company's operating expenses for the six months ended December 31, 2003 were $31,873,079 or 104.8% of revenues, a decrease of $2,603,152 or 7.6%, compared to $34,476,231or 114.4% of revenues for the six months ended December 31, 2002. The decrease in operating expenses was attributable to decreases in salaries and commissions of $1,023,572, general and administrative of $737, 946, brokerage fees and licenses of $8,256, rent of $517,243, depreciation and amortization of $293,542, and loss on equipment sales of $85,325 partially offset by an increase in advertising of $62,732.

Salaries and commissions decreased $1,023,572 or 3.9% in the six months ended December 31, 2003 to $25,236,863 from $26,260,435 during the six months ended December 31, 2002. This decrease is primarily attributable to decreases in personnel and related costs associated with corporate overhead offset by higher commission expense related to financial planning products .

General and administrative expenses decreased $737,946 or 16.5% in the six months ended December 31, 2003 to $3,731,278 from $4,469,224 during the six months ended December 31, 2002. The decrease is primarily attributable to decreases in professional fees, general office expenses, telephone expenses, repairs and maintenance, partially offset by increases in E&O insurance expenses.

Advertising expenses increased $62,732 or 106.6% in the six months ended December 31, 2003 to $121,603 from $58,871 during the six months ended December 31, 2002. This is primarily a result of increased print advertising to continue to bolster brand awareness and build brand equity.

Brokerage fees and licenses expenses decreased $8,256 or 0.9% in the six months ended December 31, 2003 to $881,142 from $889,398 during the six months ended December 31, 2002. This decrease is primarily attributable to reduced planner headcount in the broker-dealer segment.

Rent expense decreased $517,243 or 30.6% in the six months ended December 31, 2003 to $1,172,703 from $1,689,946 during the six months ended December 31, 2002. This decrease is primarily attributed to the consolidation of corporate overhead facilitates and the termination of leases associated with closed or merged offices.

Depreciation and amortization expense decreased $293,542 or 28.7% in the six months ended December 31, 2003 to $729,490 from $1,023,032 during the six months ended December 31, 2002. This decrease is primarily attributable to lower fixed assets and intangible balances as a result of reduced capital spending, and assets reaching full depreciable lives.

Losses on the sale of equipment decreased $85,325 during the six months ended December 31, 2003 from $85,325 during the six months ended December 31, 2002. The loss is comprised of the book value of the equipment at the time of sale of $99,325 less sale proceeds of $14,000.

The Company's loss from operations for the six months ended December 31, 2003 was $1,453,291 as compared to a loss of $4,332,419 for the six months ended December 31, 2002, a decrease in loss of $2,879,128 or 66.5%. This decrease in loss was attributable to the net reduction in operating expenses described above, in addition to the increase of revenues.

The Company's loss before the provision or benefit of income taxes for the six months ended December 31, 2003 was $1,875,398 compared to $5,530,118 for the six months ended December 31, 2002. This decrease in loss of $3,654,720 or 66.1% was attributed to the net decrease in loss from operations of $2,879,128 highlighted above, in addition to the net decrease in other expenses, net, of $775,592. The net decrease in other expenses, net, includes a decrease in interest expense of $752,114 due to a lower debt level and an increase in interest and investment income of $23,478 from interest received on notes as a result of office sales.

The Company's loss after income tax provision from continuing operations for the six months ended December 31, 2003 was $1,876,443 compared to $5,581,618 for the six months ended December 31, 2002. This decreased loss of $3,705,175 or 66.4% was attributable to the decrease of income tax expense of $50,455 offset by the changes in the revenues and expenses highlighted above. The decrease in the income tax expense is due to the application of the Company's large NOL tax position of prior years to offset taxes on current year net income.

The gain from Discontinued Operations for the six months ended December 31, 2003 was $5,078,520 compared to a loss of $3,828,375 for the six months ended December 31, 2002. The increased gain of $8,906,895 is primarily due to the realized gain on the sale of Pinnacle.

RESTATEMENTS

The financial statements for the three years ended June 30, 2003 have been restated to correct a timing error in the recording of receivables and the related accrual for commission liabilities relating to asset management services. In January 2004, subsequent to the filing of the Form 10-K for the year ended June 30, 2003, management discovered and informed the auditors that revenues and related commission expenses for asset management services, billed and incurred in the quarter ended September 30, 2003 for services to be rendered in that quarter, had been recorded as of June 30, 2003. Further, it was ascertained that this error in revenue and expense recognition had been occurring since the 1999 acquisition of Asset and Financial Planning Ltd. and had gone undetected for four years. The receivables and commissions originally prematurely recorded at each quarter end were received and paid by the Company during the subsequent quarter. On February 13, 2004, the Company received a letter from Grant Thornton, its previous auditors, advising the Company that it did not consent to the inclusion of its 2002 Auditors' Report issued for the Company's Form 10K for Fiscal 2002 in the Company's Form 10-K/A for Fiscal 2003 filed on February 9, 2004. The letter stated that Grant Thornton was withdrawing its 2002 Auditors' Report and that its report could no longer be relied on, and that it was withdrawing its quarterly review reports for each fiscal quarter during which it served as the Company's auditors. A copy of Grant Thornton's letter to the Company dated February 13, 2004 is annexed to this Form 10-Q as
Exhibit 99.1.

The financial statements for the three years ended June 30, 2003 have been restated to correct this error. As a result of the restatement, receivables as of June 30, 2003 have been reduced by $1,114,725 and commission liabilities have been reduced by $923,658. Shareholder's deficit increased by $191,067.

Revenues for the year ended June 30, 2003 increased by $60,009 and commission expense for the years ended June 30, 2003 increased by $28,765. Losses for the year ended June 30, 2003 decreased by $31,334.

As the error applied to both the beginning and ending balances of each quarter, the effect on any individual quarter filing on Form 10-Q was immaterial.

LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues have been, and are expected to continue to be, significantly seasonal. As a result, the Company must generate sufficient cash during the tax season, in addition to its available bank credit, to fund any operating cash flow deficits in the first half of the following fiscal year. Operations during the non-tax season are primarily focused on financial planning services along with some ongoing accounting and corporate tax revenue. Since its inception, the Company has utilized funds from operations, proceeds from its initial public offering and bank borrowings to support operations, finance working capital requirements and complete acquisitions. As of December 31, 2003 the company had $1,003,810 in cash and cash equivalents and $1,038,652 in marketable securities. Prime Capital Services and North Ridge are subject to the SEC's Uniform Net Capital Rule 15c 3-1 (Prime) and 15c 3-3 (North Ridge), which require the maintenance of minimum regulatory net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed the greater of fifteen to one or $100,000 and $25,000, respectively.

For Prime Capital Services, the minimum required regulatory net capital was $188,520 and it had excess net capital of $261,310.

For North Ridge, the minimum required regulatory net capital was $50,678 and it had excess net capital of $121,935. See Note 5 of Notes to Consolidated Financial Statements for a discussion of the sale of North Ridge effective as of January 1, 2004.

The Company's cash flow used in operating activities totaled $1,729,031 and $1,260,171 for the six months ended December 31, 2003 and 2002, respectively. The increase in cash flows used in operating activities is due to increased net income, increased prepaid and other current assets, offset by an increase in accounts payable and gain on sale of Pinnacle.

Net cash provided by investing activities totaled $3,453,259 for the six months ended December 31, 2003 as compared to $237,047 for the six months ended December 31, 2002. The increase in cash provided by operating activities of $3,216,212 is primarily due to an increase in proceeds from the sale of discontinued operations of $3,238,178.

Net cash used in financing activities totaled $1,675,515 for the six months ended December 31, 2003 as compared to $691,220 for the six months ended December 31, 2002. The increase in cash used in financing activities of $984,295 is attributed to a decrease in proceeds from bank and other loans of $41,751 as well as an increase in payouts of bank and capital lease obligations of $937,267.

Prime Partners, Inc. of New York (previously known as Prime Financial Services, Inc., New York) has made various loans to the Company at a stated interest rate of 10%. On December 31, 2003, the Company owed Prime Partners, Inc. $618,200. Michael Ryan, the Company's Chief Executive Officer and President, is one of the major shareholders of Prime Partners, Inc.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The table below summarizes the Company's contractual obligations for the five years subsequent to December 31, 2003 and thereafter. The amounts represent the maximum future cash contractual obligations.

                Contractual Obligation and Commercial Commitments

                                                                Payment Due by Period

                                                                      2005 to       2007 to         After
Contractual Obligations                  Total          2004            2006          2008           2008
                                      -----------    -----------    -----------    -----------    -----------
Debt                                  $10,497,484    $10,375,293    $    13,074    $    60,513    $    48,604
Operating Leases                        9,436,723      3,467,234      3,769,925      1,340,275        859,290

Capital Leases                            434,926        243,153        121,533         48,034         22,207

                                      -----------    -----------    -----------    -----------    -----------
Total contractual cash obligations    $20,369,133    $14,085,680    $ 3,904,532    $ 1,448,822    $   930,101
                                      ===========    ===========    ===========    ===========    ===========

In connection with the Pinnacle sale, all operating leases associated with the Purchased Offices were assigned to Pinnacle, but the Company still remains liable on the leases. Aggregate operating lease commitment amounts included in the table above with respect to the leases assigned to Pinnacle in November 2002 are $1,378,965, $1,130,293, 639,927, $404,535, $287,793, and $431,690 for the
fiscal years ending December 31, 2004, 2005, 2006, 2007, 2008 and thereafter, respectively. See Note 5 of Notes to the Consolidated Financial Statements for a complete discussion of the sale of the Purchased Offices to Pinnacle.

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

No change occurred in the Company's internal controls concerning financial reporting during the quarter ended December 31, 2003 that has materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Litigation

The Company and its Broker Dealer Subsidiaries are defendants and respondents in lawsuits and NASD arbitrations in the ordinary course of business. On December 31, 2003, there were thirty five pending lawsuits and arbitrations and management accrued $1,146,058 as a reserve for potential settlements, judgments and awards. Of these matters, seventeen were related to Prime Capital Services, Inc. and its registered representatives. Prime Capital Services has Errors & Omissions coverage for such matters. In addition, under the Prime Capital Services Registered Representatives contract, each registered representative has indemnified the Company for these claims. Accordingly, the Company believes that these lawsuits and arbitrations will not have a material impact on its financial position.

On February 4, 2004, the Company was served with a Summons and a Shareholder's Class Action and Derivative Complaint with the following caption: "Gary Kosseff, Plaintiff, against James Ciocia, Thomas Povinelli, Michael P. Ryan, Kathryn Travis, Seth A. Akabas, Louis P. Karol, Edward H. Cohen, Steven Gilbert and Doreen Biebusch, Defendants and Gilman & Ciocia, Inc., Nominal Defendant". The action was filed in the Court of Chancery of the State of Delaware in and for New Castle County under Civil Action No. 188-N. The Company believes that the allegations contained in the lawsuit are without merit and the Company intends to contest the lawsuit vigorously. The nature of the action is that the Company, its Board of Directors and its management, breached their fiduciary duty of loyalty in connection with the sale of the Purchased Offices to Pinnacle. The action alleges that the sale to Pinnacle was for inadequate consideration and without a fairness opinion by independent financial advisors, without independent legal advice and without a thorough evaluation and vote by an independent committee of the Board of Directors. The action prays for the following relief: a declaration that the action is maintainable as a class action and certifying the plaintiff as the representative of the class; a declaration that the Company, its Board of Directors and its management breached their fiduciary duty and other duties to the plaintiff and to the other members of the purported class; a rescission of the Purchase Agreement; unspecified monetary damages; and an award to the plaintiff of costs and disbursements, including reasonable legal, expert and accountants fees.

SEC Investigation

The Company is the subject of a formal investigation by the Securities and Exchange Commission ("SEC"). The investigation concerns, among other things, the restatement of the Company's financial results for the fiscal year ended June 30, 2001 and the fiscal quarters ended March 31, 2001 and December 31, 2001 (which have been previously disclosed in the Company's amended quarterly and annual reports for such periods), the Company's delay in filing Form 10-K for Fiscal 2002 and 2003, the Company's delay in filing its 10-Q for the quarter ending September 30, 2002 and the Company's past accounting and recordkeeping practices. The Company had previously received informal, non-public inquiries from the SEC regarding certain of these matters. The Company and its executives have complied fully with the SEC's investigation and will continue to comply fully with the SEC's investigation. The Company does not believe that the investigation will have a material effect on the Company's Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its last meeting of shareholders on December 14, 2001.

ITEM 5. OTHER INFORMATION.

On August 27, 2002, the Company switched independent auditors from Arthur Andersen LLP to Grant Thornton LLP. On November 7, 2003, the Company switched independent auditors from Grant Thornton LLP to Radin Glass & Co. LLP. On February 13, 2004, the Company received a letter from Grant Thornton, its previous auditors, advising the Company that it did not consent to the inclusion of its 2002 Auditors' Report issued for the Company's Form 10K for Fiscal 2002 in the Company's Form 10-K/A for Fiscal 2003 filed on February 9, 2004. The letter stated that Grant Thornton was withdrawing its 2002 Auditors' Report and that its report could no longer be relied on, and that it was withdrawing its quarterly review reports for each fiscal quarter during which it served as the Company's auditors. A copy of Grant Thornton's letter to the Company dated February 13, 2004 is annexed to this Form 10-Q as Exhibit 99.1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1 Certification of Chief Executive Officer.

31.2 Certification of Chief Accounting Officer.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.

32.2 Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.

99.1 Letter from Grant Thornton to the Company dated February 13, 2004.

(b) Reports on Form 8-K

(1) Current Report on Form 8-K filed with the SEC on November 12, 2003
(2) Current Report on Form 8-K filed with the SEC on December 18, 2003

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              GILMAN + CIOCIA, INC.


Dated: February 20, 2004                      By /s/ Michael P. Ryan
                                             Chief Executive Officer


Dated: February 20, 2004                      By /s/ Dennis Conroy
                                             Chief Accounting Officer