Form 10-Q
period 2004-03-31
GILMAN & CIOCIA INC
filed 2004-05-17
CIK 914142

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

                 For the Quarterly Period Ended MARCH 31, 2004.

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

As of May 13, 2004, 8,849,323 shares of the issuer's common stock, $0.01 par value, were outstanding.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS                                               Page

        Consolidated Balance Sheets as of March 31, 2004
        and June 30, 2003                                                   3

        Consolidated Statement of Operations for the Three Months
        and Nine Months Ended March 31, 2004 and March 31, 2003             4

        Consolidated Statements of Cash Flows for the
        Nine Months Ended March 31, 2004 and March 31, 2003               5 - 6

        Consolidated Statement of Shareholders' Equity (Deficit)
        for the Nine Months Ended March 31, 2004                            7

        Notes to Consolidated Financial Statements                        8 - 16

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                 17

Item 3. Quantitative and Qualitative Disclosure About Market Risks          23

Item 4. Controls and Procedures                                             24

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                   24

Item 4. Submission of Matters to a Vote of Security Holders                 25

Item 5. Other Information                                                   25

Item 6. Exhibits and Reports on Form 8-K                                    26

SIGNATURES AND CERTIFICATIONS

Gilman + Ciocia, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                                                  (Unaudited)        (Audited)
                                                                                   March 31,          June 30,
                                                                                      2004              2003
                                                                                 -----------------------------
Assets

Cash and cash equivalents                                                        $  1,022,154        $ 955,097
Marketable securities                                                               1,779,171          969,622
Trade accounts receivable, net                                                      4,679,030        4,293,527
Receivables from officers, shareholders
 and employees, net                                                                   132,388          555,839
Assets of Discountinued Operations                                                      3,568            3,568
Due From Office Sales - Current                                                       219,348          237,302
Prepaid expenses and other current assets                                             561,526          476,397
Income taxes receivable                                                                    --           27,590

                                                                                 -----------------------------
  Total current assets                                                              8,397,185        7,518,942

Fixed assets, net                                                                   1,825,667        2,396,313
Goodwill                                                                            3,884,326        3,900,072
Intangible assets, net                                                              5,803,681        6,133,248
Due from Office Sales - Non Current                                                   399,107          522,090
Other assets                                                                          760,280        1,010,449

                                                                                 -----------------------------
  Total assets                                                                   $ 21,070,246     $ 21,481,114
                                                                                 =============================

Liabilities and Shareholders' Deficit

Accounts payable and accrued expenses                                            $ 12,182,812     $ 13,120,150
Current portion of notes payable and
 capital leases                                                                     9,941,762       12,166,618
Liabilities of Discountinued Operations                                                              1,725,707
Deferred tax liability - net                                                           91,810

                                                                                 -----------------------------
  Total current liabilities                                                        22,216,384       27,012,475

Long term portion of notes payable and
 capital leases                                                                       331,993          650,622
Other liabilities                                                                          --           11,000

                                                                                 -----------------------------
  Total liabilities                                                                22,548,377       27,674,097
                                                                                 -----------------------------

Preferred Stock - $0.001 par value, 100,000 shares authorized;                             --               --
no shares Issued and outstanding at March 31, 2004 and June 30, 2003
Common stock - $0.01 par value 20,000 shares authorized; 10,174,561                   101,745          100,395
and 10,039,561 shares issued at March 31, 2004 and June 30, 2004
Additional paid in capital                                                         29,665,451       29,850,805
Treasury stock                                                                     (1,086,079)      (1,075,593)
Note receivable for acquired shares                                                        --         (105,000)
Retained deficit                                                                  (30,159,248)     (34,963,590)

                                                                                 -----------------------------
  Total shareholders' deficit                                                      (1,478,131)      (6,192,983)
                                                                                 -----------------------------

                                                                                 -----------------------------
  Total liabilities and shareholders' deficit                                    $ 21,070,246     $ 21,481,114
                                                                                 =============================

The accompanying notes are an integral part of these financial statements

Gilman + Ciocia, Inc. and Subsidiaries

Consolidated Statements of Operations

                                                                    For the Three Months                 For the Nine Months
                                                                      Ended March 31,                       Ended March 31,
                                                              ------------------------------       -------------------------------
                                                                   2004              2003               2004               2003
                                                              ------------------------------       -------------------------------
Revenues:

 Financial planning services                                  $ 14,090,700      $ 10,996,139       $ 40,337,794       $ 37,379,645
 Tax preparation fees                                            4,165,396         3,728,017          5,050,941          4,705,114
                                                              ------------------------------       -------------------------------
    Total revenues                                              18,256,096        14,724,156         45,388,735         42,084,759
                                                              ------------------------------       -------------------------------

Operating Expenses:

 Salaries and commissions                                       12,228,226        10,837,454         34,562,227         34,629,769
 General and administrative                                      2,166,089         1,871,735          5,631,479          6,032,697
 Advertising                                                       685,924           397,127            807,502            453,986
 Brokerage fees and licenses                                       343,777           215,181          1,198,612          1,104,579
 Rent                                                              506,144           689,009          1,621,359          2,333,173
 Depreciation and amortization                                     343,707           482,125          1,069,897          1,355,039
 Loss on sale of equipment                                              --                --                 --             85,326
                                                              ------------------------------       -------------------------------
    Total operating expenses                                    16,273,867        14,492,631         44,891,076         45,994,569
                                                              ------------------------------       -------------------------------

Income (loss) from
 continuing operations before other                           ------------------------------       -------------------------------
 income and expenses                                             1,982,229           231,525            497,659         (3,909,810)
                                                              ------------------------------       -------------------------------

Other Income (Expenses):

 Interest and investment income                                    $552.00            66,819             28,578             71,299
 Interest expense                                                 (372,225)         (344,704)          (822,280)        (1,546,997)
 Other income (expense), net                                                              --                 --
                                                              ------------------------------       -------------------------------
    Total other income (expense)                                  (371,673)         (277,885)          (793,702)        (1,475,698)
                                                              ------------------------------       -------------------------------

Loss from continuing operations                               ------------------------------       -------------------------------
 before income taxes                                             1,610,556           (46,360)          (296,043)        (5,385,508)
                                                              ------------------------------       -------------------------------
                                                                        --                --                 --                 --
                                                              ------------------------------       -------------------------------
Income taxes (benefit)                                              18,428            15,000             19,598             66,500
                                                              ------------------------------       -------------------------------
                                                                        --                --                 --                 --
                                                              ------------------------------       -------------------------------
Loss from continuing operations                                  1,592,128           (61,360)          (315,641)        (5,452,008)
                                                              ------------------------------       -------------------------------

Discontinued Operations:

Income (loss) from discontinued operations                          10,342          (403,962)            53,837         (1,736,624)
                                                                        --                --                 --                 --
Loss on disposal of                                                     --                --                 --                 --
 discontinued operations                                             $0.00         1,137,048          5,187,711         (1,543,142)
                                                                        --                --                 --                 --
Income taxes (benefit)                                                  --                --            121,359              6,500
                                                                        --                --                                    --
                                                              ------------------------------       -------------------------------
Income (loss) from discontinued operations                              --           733,086          5,120,189         (3,286,266)
                                                              ------------------------------       -------------------------------
                                                                        --                --                 --                 --
Net income (loss)                                             $  1,602,470      $    671,726       $  4,804,548       $ (8,738,274)
                                                              ==============================       ===============================

Basic per share data:
     (Loss) from continuing operations                               $0.18            ($0.01)            ($0.03)            ($0.58)
     Gain (Loss) from discountinued operations                        0.00              0.08               0.55              (0.35)
                                                              ------------------------------       -------------------------------

        Net Income (loss) per share, basic                            0.18              0.07               0.51              (0.94)
                                                              ==============================       ===============================

   Weighted average shares, basic                                8,832,724         9,666,747          9,370,918          9,338,851
                                                              ==============================       ===============================

Diluted per share data:
     (Loss) from continuing operations                               $0.14            ($0.40)            ($0.03)            ($0.61)
     Gain (Loss) from discountinued operations                        0.00             (0.28)              0.50              (0.42)
                                                              ------------------------------       -------------------------------

        Net Income (loss) per share, diluted                          0.14             (0.68)              0.47              (1.03)
                                                              ==============================       ===============================

   Weighted average shares, diluted                             11,345,193         9,666,747         10,202,316          9,338,851
                                                              ==============================       ===============================

Gilman + Ciocia, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Unaudited

                                                                                   March 31,      March 31,
Cash Flows From Operating Activities:                                                2004           2003
                                                                                  ----------     ----------
  Net Income/(Loss):                                                               4,804,547     (8,738,274)
    Adjustments to reconcile net income/(loss) to
    net cash used in operating activities:
              Depreciation and amortization                                        1,073,196      2,221,975
              Amortization of Debt Discount                                          162,564             --
              (Gain) Loss on sale of discontinued operations                      (5,120,189)     1,543,142
              Issuance of common stock for debt default penalties and interest        36,000        301,000
              Loss/(Gain) on sale of equipment                                                       85,325
              Unrealized losses on securities held for trading                       (35,437)        34,732
              Income from Joint venture                                                             (66,747)
              Bad Debt Expense                                                       541,488          5,000

              Changes in assets and liabilities:

              Accounts receivable, net                                              (385,503)     1,216,131
              Prepaid and other current assets                                       (85,129)      (277,987)
              Receivables from officers, stockholders and employees                  423,451        306,964
              Increase in other assets                                               250,169         84,970
              Accounts payable and accrued expenses                                 (937,338)     1,952,992
              Income taxes receivable (payable)                                      119,400        683,078
              Increase in other liabilities                                          (11,000)        11,000
              Marketable securities                                                 (809,549)       330,022
              Change in AR from Others                                               140,937             --

                                                                                  ----------     ----------
   Net cash provided by (used in) operating activities                               167,607       (306,677)
                                                                                  ----------     ----------

Cash Flows From Investing Activities:

              Capital expenditures                                                  (172,983)      (120,951)
              Cash paid for acquisitions                                            (146,818)      (150,187)
              Proceeds from joint venture distribution                                    --         90,000
              Proceeds from sale of equipment                                             --         14,000
              Proceeds from the sale of discontinued operations                    4,614,138      1,011,630
              Cash Paid for business sale                                                           (25,000)
                                                                                  ----------     ----------
   Net cash provided by investing activities                                       4,294,337        819,492
                                                                                  ----------     ----------

Cash Flows From Financing Activities:

              Acquisition of treasury stock                                         (230,695)        (5,410)
              Cancelation of Note                                                    105,000             --
              Proceeds from bank and other loans                                     583,486        704,544
              Payments of bank and capital lease obligations                      (4,852,678)    (2,041,060)

                                                                                  ----------     ----------
   Net cash used in financing activities                                          (4,394,887)    (1,341,926)
                                                                                  ----------     ----------

                                                                                  ----------     ----------
   Net change in cash and cash equivalents                                            67,057       (829,111)
                                                                                  ----------     ----------

                                                                                  ----------     ----------
   Cash and cash equivalents at beginning of period                                  955,097      2,223,806
                                                                                  ----------     ----------

                                                                                  ----------     ----------
   Cash and cash equivalents at end of period                                      1,022,154      1,394,695
                                                                                  ==========     ==========

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                    UNAUDITED

                                                       For the Nine Months Ended

                                                          March 31,   March 31,
                                                            2004        2003
                                                          ---------   ---------

Supplemental Disclosure of Cash Flow Information:

     Cash paid during the period for:

     Interest                                             $176,657    $433,165
                                                          ========    ========

Supplemental Disclosure of Non Cash Transactions:

Common Stock and Options issued in connection with              --       6,613
business combinations

Equipment acquired under capital leases                         --      70,860
Issuance of common stock for debt default penalties
and interest                                               135,000     301,000

The accompanying notes are an integral part of these consolidated financial statements.

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                    FOR THE NINE MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)

Gilman + Ciocia, Inc and Subsidiaries

Consolidated Statement of Shareholder's Equity/(Deficit)
For the Nine Months 3-31-2004
Unaudited

                                                                                                                            Total
                                                       Additional                                                      Shareholder's
                                     Common Stock         Paid       Accumulated       Treasury Stock         Note        Equity
                                   Shares     Amount   In Capital      Deficit       Shares      Amount    Receivable    (Deficit)
                                 ----------  --------  -----------  ------------   ---------  -----------  ----------  -------------
Balance at July 1, 2003          10,039,561  $100,395  $29,850,805  ($34,963,590)    278,222  ($1,075,593)  ($105,000)  ($6,192,983)

Net Income                                                             4,804,547                                          4,804,547

Record T. Povinelli shares                                                         1,048,616     (230,695)                 (230,695)
to Treasury Stock

Release of Note receivable from
Pinnacle sale                                                                                                 105,000       105,000

Issuance of stock in
connection with default
on note payable                     135,000     1,350       34,650                                                           36,000

                                 ----------  --------  -----------  ------------   ---------  -----------   ---------   -----------
Balance at March 31, 2004        10,174,561  $101,745  $29,885,455  ($30,159,043)  1,326,838  ($1,306,288)   $      0   ($1,478,131)
                                 ==========  ========  ===========  ============   =========  ===========   =========   ===========

GILMAN + CIOCIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

(a) Description of the Company and Overview

Gilman + Ciocia, Inc. (together with its wholly owned subsidiaries, the "Company") is a corporation that was organized in 1981 under the laws of the State of New York and reincorporated under the laws of the State of Delaware in 1993. The Company provides financial planning services, including securities brokerage, insurance and mortgage agency services, and federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets. In Fiscal 2003*, approximately 89% of the Company's revenues were derived from commissions on financial planning services and approximately 11% were derived from fees for tax preparation services. As of March 31, 2004, the Company had 39 offices operating in 5 states (New York, New Jersey, Connecticut, Florida and Colorado). The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K can be obtained, free of charge, on the Company's web site at www.gilcio.com.

The Company's financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered losses from operations in each of its last four years and is in default under its three largest financing agreements raising substantial doubt about its ability to continue as a going concern. During Fiscal 2003, the Company incurred net losses of $13,996,916 and at March 31, 2004 had a working capital deficit of $13,752,085. The Company's ability to continue as a going concern and its future success is dependent on its ability to reduce costs and generate revenues.

As a result of a number of defaults under its agreements with Wachovia Bank, National Association, ("Wachovia"), on November 27, 2002, the Company entered into a debt

* Fiscal years are denominated by the year in which they end. Accordingly, Fiscal 2003 refers to the year ended June 30, 2003.

forbearance agreement with Wachovia and subsequently amended the debt forbearance agreement on June 18, 2003 and on March 4, 2004. Another of its lenders, Travelers Insurance Company ("Travelers") has claimed several defaults under its agreement, but acknowledged that it was subject to the terms of a subordination agreement which restricts the remedies it can pursue against the Company. The Company's debt to Rappaport Gamma, Ltd.("Rappaport") was due on October 30, 2002, but remains unpaid. This loan is also subordinated to the Wachovia loan. That lender is entitled to receive shares of the Company's common stock monthly while the debt remains unpaid. As a result of these defaults, the Company's debt as to those lenders is classified as current liabilities on its financial statements.

(b) Basis of Presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated balance sheets as of March 31, 2004, the consolidated statement of operations for the three months ended March 31, 2004 and 2003, the consolidated statements of cash flows for the three months and nine months ended March 31, 2004 and the consolidated statement of stockholders equity for the nine months ended March 31, 2004 are unaudited. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three months and nine months ended March 31, 2004 are not necessarily indicative of the results to be expected for any other interim period or any future year. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended June 30, 2003, as restated. On February 13, 2004, the Company received a letter from Grant Thornton, its previous auditors, advising the Company that it did not consent to the inclusion of its 2002 Auditors' Report issued for the Company's Form 10K for Fiscal 2002 in the Company's Form 10-K/A for Fiscal 2003 filed on February 9, 2004. The letter stated that Grant Thornton was withdrawing its 2002 Auditors' Report and that its report could no longer be relied on, and that it was withdrawing its quarterly review reports for each fiscal quarter during which it served as the Company's auditors.

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

Net Income (Loss) Per Share

In accordance with SFAS No. 128, "Earnings per Share", basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during each period. Diluted net income (loss) per share gives effect to all potentially dilutive securities that were outstanding during each period. The computation for March 31, 2003 did not include these outstanding options and warrants because to do so would have an antidilutive effect for the periods presented.

Stock Based Compensation

At March 31, 2004, the Company has one stock-based employee compensation plan. Prior to 2000, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective July 1, 2000, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2002. Awards under the Company's plans vest over periods ranging from three to five years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2002 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                 For the Three Months Ended          For the Nine Months Ended
                                                           March 31                          March 31

                                                     2004             2003              2004             2003
                                                -------------    -------------     -------------    -------------
Net Income (Loss), as reported                  $   1,602,470    $    (671,726)    $   4,804,547    $  (8,734,274)

Add: Stock-based employee
compensation expenses included
in reported net loss, net of related
tax effects

Deduct: Total stock-based
compensation expense determined
under fair value based method for
all awards, net of related taxes                       20,101           63,502            76,104          305,353
                                                -------------    -------------     -------------    -------------
Proforma net income (loss)                      $   1,582,369    $  (6,608,224)    $   4,728,443    $   9,039,632

Basic and diluted earnings (loss) per share:

As reported - Basic                             $        0.18    $       (0.07)              .51             (.94)
Proforma - Basic                                         0.18             0.06               .50             (.97)

As reported - Diluted                           $        0.14    $       (0.07)              .51             (.93)
Proforma - Diluted                                       0.14             0.06               .46             (.97)

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

(d) Liquidity and cash flow

The Company's March 31, 2004 consolidated financial statements were prepared assuming the Company will continue as a going concern. The Company has suffered losses from operations in each of its last four years, and is in default under its three largest lending facilities, raising substantial doubt about its ability to continue as a going concern. During the fiscal 2003, the Company incurred net losses totaling $13,996,916 and at March 31, 2004 was in a working capital deficit position of $13,410,073. At March 31, 2004, the Company had $1,022,154 of cash and cash equivalents and $4,679,030 of trade receivables to fund short-term working capital requirements. The Company's ability to continue as a going concern and its future success is dependent upon its ability to reduce costs and generate revenues to: (1) satisfy its current obligations and commitments, and (2) continue its growth.

The Company believes that it has been able to complete the necessary steps in order to meet its cash flow requirements throughout Fiscal 2004 and 2005. The following transactions have had a beneficial effect on the Company's future cash flow requirements:

1. Sale of forty seven offices (the "Purchased Offices") to Pinnacle Taxx Advisors, LLC ("Pinnacle") effective as of September 1, 2002. See Note 5 of Notes to Consolidated Financial Statements for a complete discussion of the sale of the Purchased Offices to Pinnacle.

2. Sale of thirteen other Company offices in Fiscal 2003, sale of one Company office during the three months ending September 30, 2003 and the sale of three Company offices during the three months ended December 31, 2003. See Note 5 of Notes to Consolidated Financial Statements for a discussion of the sale of these three offices.

3. The payment of the Company's debt. See Note 7 of Notes to Consolidated Financial Statements for a complete discussion of the Company's debt.

4. By Stock Purchase Agreement dated as of January 1, 2004, the Company sold all of its shares of stock in North Ridge Securities Corp. and in North Shore Capital Management Corp. (wholly owned Company subsidiaries) for a total purchase price of $1,100,000. See Note 5 of Notes to Consolidated Financial Statements for a complete discussion of this sale.

5. Management has engaged in an extensive campaign to reduce corporate overhead, consisting primarily of closing the White Plains, NY executive offices and consolidating those functions into the Poughkeepsie, NY home office. This has resulted in savings of approximately $170,000 per month.

Management and the Board of Directors are currently exploring a number of tactical alternatives to increase revenues to provide for the Company's future liquidity and financial performance.

2. RECLASSIFICATION FOR DISCONTINUED OPERATIONS

During Fiscal 2003 and in the nine months ended March 31, 2004, the Company sold sixty four of its offices, including the sale of forty seven offices to Pinnacle and two subsidiaries. In accordance with SFAS 144 assets and liabilities associated with these offices have been reclassified and are included on the accompanying balance sheets as assets and liabilities held for sale, and the results of these operations have been reclassified and are separately presented for all reporting periods as discontinued operations in the accompanying statements of operations.

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

4. CONTINGENCIES

Litigation

The Company and its Broker Dealer Subsidiary are defendants and respondents in lawsuits and NASD arbitrations in the ordinary course of business. On March 31, 2004, there were thirty seven pending lawsuits and arbitrations and management accrued $1,186,020 as a reserve for potential settlements, judgments and awards. Of these matters, twelve were related to Prime Capital Services, Inc. and its registered representatives. Prime Capital Services has Errors & Omissions coverage for such matters. In addition, under the Prime Capital Services Registered Representatives contract, each registered representative has indemnified the Company for these claims. Eight of these matters were dormant on March 31, 2004. Accordingly, the Company believes that these lawsuits and arbitrations will not have a material impact on its financial position.

On February 4, 2004, the Company's registered agent in Delaware was served with a Summons and a Shareholder's Class Action and Derivative Complaint with the following caption: "Gary Kosseff, Plaintiff, against James Ciocia, Thomas Povinelli, Michael P. Ryan, Kathryn Travis, Seth A. Akabas, Louis P. Karol, Edward H. Cohen, Steven Gilbert and Doreen Biebusch, Defendants and Gilman & Ciocia, Inc., Nominal Defendant". The action was filed in the Court of Chancery of the State of Delaware in and for New Castle County under Civil Action No. 188-N. The Company believes that the allegations contained in the lawsuit are without merit and the Company intends to contest the lawsuit vigorously. The nature of the action is that the Company, its Board of Directors and its management, breached their fiduciary duty of loyalty in connection with the sale of the Purchased Offices to Pinnacle. The action alleges that the sale to Pinnacle was for inadequate consideration and without a fairness opinion by independent financial advisors, without independent legal advice and without a thorough evaluation and vote by an independent committee of the Board of Directors. The action prays for the following relief: a declaration that the action is maintainable as a class action and certifying the plaintiff as the representative of the class; a declaration that the Company, its Board of Directors and its management breached their fiduciary duty and other duties to the plaintiff and to the other members of the purported class; a rescission of the Purchase Agreement; unspecified monetary damages; and an award to the plaintiff of costs and disbursements, including reasonable legal, expert and accountants fees. On March 15, 2004, counsel for the Company and for all defendants filed a motion to dismiss the lawsuit.

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

The Company has been advised that the Staff of the SEC has taken the position that the Company has not timely filed all required financial statements because the Company's Form 10KA for Fiscal 2003 filed in February 2004 included unaudited financial statements for fiscal years 2002 and 2001. This was due to the refusal of Grant Thornton, the Company's prior auditors, to consent to the inclusion in the Form 10KA for Fiscal 2003 of their 2002 audit report with respect to the 2002 financial statements, as restated. In addition, Arthur Andersen, the Company's auditors for 2001, is no longer certified to consent to changes in its 2001 audit report. The Company is working with its past and current auditors to resolve this matter, which may involve Radin Glass auditing fiscal 2002. As a result of the Staff's position, until the Company has been current in filing all reports for 12 months, the Company is ineligible to use Forms S-2 and S-3 registration statements to register securities, and until such audited financial statements are filed, other registration statements will not be declared effective and the Company will be unable to effect private placement of its securities under Rules 505 and 506 of Regulation D except for placements exclusively to accredited investors.

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

The purchase price payable by Pinnacle, including certain liabilities and payables assumed by Pinnacle, was approximately $6,975,000, subject to final adjustments. After the closing, the Company alleged that Pinnacle was in default under the Asset Purchase Agreement, and on May 16, 2003, the Company initiated a lawsuit against Pinnacle seeking payments for all amounts due.

On December 4, 2003, the Company entered into a settlement with Pinnacle and the Company collected all amounts due from Pinnacle under the Purchase Agreement. As part of the settlement, the parties agreed to discontinue all litigation and legal disputes between the parties. Pinnacle agreed to pay the Company $2,067,799. At closing, Wachovia was wired $636,397 pursuant to a preexisting forbearance agreement, as amended, between the Company and Wachovia, including $100,000 to obtain its final consent. The balance of $1,431,402 was wired to the Company. The settlement amount constituted the global settlement amount in connection with the resolution of all monetary disputes between Pinnacle and the Company under the Asset Purchase Agreement.

In connection with the settlement, Pinnacle negotiated a release of the Company from its obligations pursuant to the lease for the Company's former White Plains office. This release was finalized in an Assignment and Assumption of Lease and Consent dated as of February 18, 2004.

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

The Company recognized a $ 10,650 gain in Fiscal 2003 and a gain of $4,121,733 in the second quarter of Fiscal 2004 from the Pinnacle sale consisting of:
$2,483,562 of cash received, $1,872,532 on the release of obligations assumed by Pinnacle, and other items totaling $125,695.

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

Sale of North Ridge Securities Corp. and North Shore Capital Management Corp.

By Stock Purchase Agreement dated as of January 1, 2004, the Company agreed to sell to Daniel R. Levy and Joseph H. Clinard all of the authorized, issued and outstanding capital stock (the "Shares") of North Ridge Securities Corp. ("North Ridge") and North Shore Capital Management Corp. ("North Shore"). The total purchase price for the Shares was $1,100,000 allocated $1,050,000 to the Shares of North Ridge and $50,000 to the Shares of North Shore. The sum of $162,500 was to be paid to the Company in cash at the closing, the sum of $37,500 was to be paid to Wachovia at the closing, the sum of $37,500 will be paid to the Company on or about sixty (60) days after the closing when certain contingencies are met and the $862,500 balance will be paid to the Company by Mr. Levy in monthly payments pursuant to the terms of a promissory note commencing on May 1, 2004 and ending on April 1, 2016. The interest rate on the note will be equal to the prime rate at JP Morgan Chase Bank plus two (2%) percent, but the interest rate cannot exceed eight (8%) percent until January 1, 2009. The Company will report the income from the sale of the Shares as it receives the cash payments under the Stock Purchase Agreement and the promissory note due to having insufficient collateral to support the collection of such payments and the note having been fully reserved by the Company. The transaction closed on February 17, 2004 and Wachovia received the sum of $37,500 on February 17, 2004 and the Company received the sum of $162,500 on February 18, 2004. Mr. Levy: did not pay to the Company the interest payments due on the note on February 1, 2004, March 1, 2004, April 1, 2004 and May 1, 2004; did not pay to the Company the principal payment due on May 1, 2004; and did not obtain and collaterally assign to the Company the term life insurance policy required in the note. Accordingly, on May 6, 2004, the Company sent Mr. Levy a notice of default advising Mr. levy that the $862,500 principal of the note, and all accrued interest, were accelerated and immediately due and payable, and that the interest rate on the note increased to 16% on February 6, 2004, five (5) days from the date that the first interest payment was due. On May 11, 2004, Mr. Levy's attorney faxed the Company a letter denying that Mr. Levy was in default. In addition, he advised the Company that Mr. Levy has paid all required principal and interest payments due on the note into the attorney's escrow account.

6. DISCONTINUED OPERATIONS

Approximate direct operating revenues and operating expenses of the Pinnacle Purchased Offices and Other Purchased Offices included as discontinued operations on the accompanying statements of operations for the three and nine months ended March 31, 2004 and March 31, 2004 were as follows:

                                                        For the three months Ended         For the nine months Ended
                                                                 March 31,                         March 31
                                                           2004             2003             2004            2003
                                                        ---------        ---------        ----------     -----------
Revenues:
              Financial planning services               $   6,613       $1,347,110        $3,310,669      $7,742,081
              Tax preparation fees                            310            9,558               310         891,193

                                                        ---------        ---------        ----------     -----------
                          Total revenue                     6,923        1,356,668         3,310,979       8,633,274
                                                        ---------        ---------        ----------     -----------

Operating Expenses:
              Salaries and commissions                       $831       $1,330,992        $2,924,706      $8,047,894
              General and Administrative                   (4,695)         218,777           273,659         908,405
              Advertising                                  (1,820)          27,134            (3,271)         47,734
              Rent                                                         108,711            32,490         983,533
              Depreciation and amortizaion                     --           75,058             3,298         382,482
              Brokerage Fees                                                                  26,307
                                                        ---------        ---------        ----------     -----------
                          Total operating expenses         (5,684)       1,760,672         3,257,189      10,370,049
                                                        ---------        ---------        ----------     -----------

                                                        ---------        ---------
Gain/(loss) from discountinued operations                  12,607         (404,004)       $   53,790     ($1,736,775)
                                                        ---------        ---------        ==========     ===========

Other Income (Expense)                                   (2,265.0)              42                               151

Net Income    (loss)                                    $  10,342        ($403,962)       $   53,790     ($1,736,624)
                                                        =========        =========        ==========     ===========

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

The Forbearance Agreement was amended by an Amendment to Forbearance Agreement dated as of June 18, 2003. It was amended again by Amendment No.2 to Forbearance Agreement dated as of March 4, 2004 to change, among other things: the Maturity Date of the Loan was extended to July 1, 2005; the $250,000 principal payments due on March 10, 2004, April 10, 2004, May 10, 2004 and June 10, 2004 were deleted; commencing on March 10, 2004,and continuing on the 10th day of each month thereafter until the new Maturity Date of the Loan, the Company will make a principal payment to Wachovia in the amount of $31,250 in addition to the regular monthly payments due Wachovia; the Applicable Margin to the interest rate of the Loan was increased to four percent; and the Company's reporting requirements to Wachovia were changed.

The Company may be in technical default of other provisions of the Loan, the Forbearance Agreement and the two Amendments to the Forbearance Agreement. However, the Company does not believe that Wachovia will issue a note of default for any of these technical defaults.

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

Rappaport Loan

On October 30, 2001, the Company borrowed $1,000,000 from Rappaport pursuant to a written note without collateral and without stated interest (the "Loan"). The Loan was due and payable on October 30, 2002. Additionally, the Loan provided that: Rappaport receive 100,000 shares of Rule 144 restricted shares of common stock of the Company upon the funding of the Loan, subject to adjustment so that the value of the 100,000 shares was $300,000 when the Rule 144 restrictions were removed; there was a penalty of 50,000 shares to be issued to Rappaport if the Loan was not paid when due and an additional penalty of 10,000 shares per month thereafter until the Loan was paid in full. The 100,000 shares were issued on October 31, 2001 at a value of $3 per share. On December 26, 2001, Rappaport subordinated the Loan to the $7,000,000 being loaned to the Company by Wachovia. In consideration of the subordination, the Loan was modified by increasing the 10,000 shares penalty to 15,000 shares per month and by agreeing to issue 50,000 additional shares to Rappaport if the Loan was not paid in full by March 31, 2002, subject to adjustment so that the value of the shares issued was $150,000 when the Rule 144 restrictions were removed. The Loan was not paid by March 31, 2002. Accordingly, Rappaport was issued 95,298 common shares with a value of $150,000 on May 7, 2002 for the March 31, 2002 penalty. When the Rule 144 holding period was satisfied in October, 2002 with respect to the 100,000 shares of the Company's common stock issued to Rappaport on the funding of the Loan, the stock price was $.40 per share. As a result, on October 31, 2002, Rappaport was issued an additional 650,000 common shares to be added to the 100,000 shares issued upon the funding of the Loan so that the total value of the original shares issued was $300,000. By March 31, 2004, Rappaport received a total of 1,075,298 shares for all interest and penalties and will receive 15,000 shares per month as additional penalties until the Loan is paid in full.

8. STOCK - BASED COMPENSATION

The Company has established various stock - based compensation plans for its officers, directors, key employees and consultants. See Fiscal year ended June 30, 2003 Annual Report on Form 10-K/A for description of the Company's stock-based compensation plans.

Stock option activity during the nine months ended March 31, 2004 was as follows:

      Outstanding June 30, 2003                                 2,437,928
               Grants                                              20,000
               Canceled                                           (22,549)
               Expired                                           (222,910)
               Exercised                                               --
                                                               ----------
      Outstanding - March 31, 2004                              2,212,469
                                                               ----------
      Exercisable - March 31, 2004                              1,844,969
                                                               ----------

9. SEGMENTS OF BUSINESS

As a result of the Company's recent restructuring, Management believes the Company operates as one segment.

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

For the three months and nine months ended March 31, 2004, approximately 22.8% and 10.4% respectively of the Company's revenues were earned from tax preparation services, 77.1% and 84.6% were earned from all financial planning and related services (with 95.9% and 95.3% from mutual funds, annuities and securities transactions and 4.1% and 4.7% from insurance, mortgage brokerage and other related services).

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

On March 21, 2003, Bisys sent the Company a written notice terminating the joint venture effective as of March 21, 2004. The Company believes that there will be no material adverse effect on its revenue from the termination of the joint venture. The Company has the capability of processing insurance business through Prime Financial Services, Inc., its wholly owned subsidiary, which is a licensed insurance broker, and through other licensed insurance brokers.

The Company's financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered losses from operations in each of its last four years, and is in default under its three largest lending facilities, raising substantial doubt about its ability to continue as a going concern. During Fiscal 2003, the Company incurred net losses totaling $(13,996,916) and at March 31, 2004 was in a working capital deficit position of $13,752,085. At March 31, 2004, the Company had $1,022,154 of cash and cash equivalents and $4,679,030 of trade receivables to fund short-term working capital requirements. The Company's ability to continue as a going concern and its future success is dependent upon its ability to reduce costs and generate revenues to: (1) satisfy its current obligations and commitments, and (2) continue its growth.

The Company believes that it has been able to complete the necessary steps in order to meet its cash flow requirements throughout Fiscal 2004 and 2005. See
Note 1(d) of Notes to Consolidated Financial Statements for a complete discussion of the Company's liquidity and cash flow, Note 5 of Notes to Consolidated Financial Statements for a complete discussion of the sale of Company offices and Note 7 of Notes to Consolidated Financial Statements for a complete discussion of the Company's debt.

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

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE AND NINE MONTHS ENDED MARCH 31, 2003.

Except as noted, the numbers and explanations presented below represent results from Continuing Operations only.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003.

The Company's revenues for the three months ended March 31, 2004 were $18,256,096 compared to $14,724,156 for the three months ended March 31, 2003, an increase of $3,531,940 or 24.0%. Of the total increase, $3,094,561 was attributable to an increase in the Company's financial planning business and $437,379 was a result of the Company's tax preparation fees.

The Company's total revenues for the three months ended March 31, 2004 consisted of $14,090,700 for financial planning services and $4,165,396 for tax preparation fees. Financial planning services represented 77.2% and tax preparation fees represented 22.8% of the Company's total revenues during the three months ended March 31, 2004. The Company's total revenues for the three months ended March 31, 2003 consisted of $10,996,139 for financial planning services and $3,728,017 for tax preparation fees. Financial planning services represented 74.7% and tax preparation fees represented 25.3% of the Company's total revenues during the three months ended March 31, 2003.

The Company's operating expenses for the three months ended March 31, 2004 were $16,273,867 or 89.1% of revenues, an increase of $1,781,236 or 12.3%, compared to $14,492,631 or 98.4% of revenues for the three months ended March 31, 2003. The increase in operating expenses was attributable to an increase in commissions of $1,999,548, general and administrative of $294,354, advertising of $288,797, and brokerage fees and licenses of $128,596, offset by a $608,777 decrease in salaries, rent of $182,865 and depreciation and amortization of $138,418. Salaries and commissions increased $1,390,772 or 12.8% in the three months ended March 31, 2004 to $12,228,226 from $10,837,454 during the three months ended March 31, 2003. This increase is primarily attributable to increases in financial planning commissions as a result of higher revenue offset by lower salary and benefit expenses.

General and administrative expenses increased $294,354 or 15.7% in the three months ended March 31, 2004 to $2,166,089 from $1,871,735 during the three months ended March 21, 2003. This decrease is primarily attributable to an increase in bad debt expense offset by lower professional fees.

Advertising expenses increased $285,797 or 72.7% in the three months ended March 31, 2004 to $685,924 from $397,127 during the three months ended March 31, 2003. This increase is primarily attributable to the increase in print ad campaigns to build brand equity and awareness during tax season.

Brokerage fees and licenses expenses increased $128,596 or 59.8% in the three months ended March 31, 2004 to $343,777 from $215,811 during the three months ended March 31, 2003. This increase is primarily attributable to increased clearing fees as a result of higher financial planning revenues.

Rent expense decreased $182,865 or 26.5% in the three months ended March 31, 2004 to $506,144 from $689,009 during the three months ended March 31, 2003. This decrease is primarily attributed to the termination of leases associated with closed or merged offices.

Depreciation and amortization expense decreased $138,419 or 28.7% in the three months ended March 31, 2004 to $343,706 from $482,125 during the three months ended March 31, 2003. This decrease is primarily attributable to lower fixed assets and intangible balances as a result of reduced capital spending and assets reaching full depreciable lives.

The Company's income from continuing operations before other income and expense for the three months ended March 31, 2004 was $1,982,229 as compared to $231,525 for the three months ended March 31, 2003, an increase of $1,750,704. This increase in income was attributable to the increased revenues described above as well as the net reduction in operating expenses described.

The Company's net income from continuing operations before the provision of income taxes for the three months ended March 31, 2004 was $1,610,556 compared to a loss of $ 46,360 for the three months ended March 31, 2003. This increase in net income of $1,656,916 was attributed to the increase in income from operations of $1,982,229 highlighted above and offset by an increase to interest expense of $371,673, net.

The Company had a gain from Discontinued Operations for the three months ended March 31, 2004, of $ 10,342 compared to $ 733,086 for the three months ended March 31, 2003.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2003

The Company's revenues for the nine months ended March 31, 2004 were $45,388,735 compared to $42,084,759 for the nine months ended March 31, 2003, an increase of $ 3,303,976 or 7.9%. Of the total increase, $2,958,149 was attributable to am increase in the Company's financial planning business, while tax preparation fees increased by $345,827.

The Company's total revenues for the nine months ended March 31, 2004 consisted of $40,337,794 for financial planning services and $5,050,941 for tax preparation fees. Financial planning services represented 88.8% and tax preparation fees represented 11.2% of the Company's total revenues during the nine months ended March 31, 2004. The Company's total revenues for the nine months ended March 31, 2003 consisted of $37,379,645 for financial planning services, and $4,705,114 for tax preparation fees. Financial planning services represented 88.9%, and tax preparation fees represented 11.1% of the Company's total revenues during the nine months ended March 31, 2003.

The Company's operating expenses for the nine months ended March 31, 2004 were $44,891,076 or 98.9% of revenues, an increase of $1,103,493, compared to $45,994,569 or 109.3% of revenues for the nine months ended March 31, 2003. The decrease in operating expenses was attributable to decreases in salaries and commissions of $ 67,542, general and administrative of $401,218, rent of $711,814, depreciation and amortization of $285,142, partially offset by an increase in advertising of $353,516, and brokerage fees and licenses of $94,033.

Salaries and commissions decreased $67,542 or .2% in the nine months ended March 31, 2004 to $34,562,227 from $34,629,769 during the nine months ended March 31, 2003. This decrease is primarily attributable to decreases in personnel and benefit costs offset by higher commission expense related to increased financial planning revenue.

General and administrative expenses decreased $401,218 or 6.7% in the nine months ended March 31, 2004 to $5,631,479 from $6,032,697 during the nine months ended March 31, 2003. The decrease is primarily attributable to decreases in professional fees, general office expenses, telephone expenses, repairs and maintenance, partially offset by increases in insurance expenses and bad debt expenses.

Advertising expenses increased $353,516 or 77.9% in the nine months ended March 31, 2004 to $807,502 from $453,986 during the nine months ended March 31, 2003. This is primarily a result of increased print advertising to continue to bolster brand awareness and build brand equity.

Brokerage fees and licenses expenses increased $94,033 or 8.5% in the nine months ended March 31, 2004 to $1,198,612 from $1,104,579 during the nine months ended March 31, 2003. This increase is primarily attributable to an increase in the number of transactions processed by the Company's clearing firm.

Rent expense decreased $711,814 or 30.5% in the nine months ended March 31, 2004 to $1,621,359 from $2,333,173 during the nine months ended March 31, 2003. This decrease is primarily attributed to the consolidation of corporate overhead facilitates and the termination of leases associated with closed or merged offices.

Depreciation and amortization expense decreased $285,142 or 21.8% in the nine months ended March 31, 2004 to $1,069,897 from $1,355,039 during the nine months ended March 31, 2003. This decrease is primarily attributable to lower fixed assets and intangible balances as a result of reduced capital spending, and assets reaching full depreciable lives.

The Company's income from continuing operations before other income and expense for the nine months ended March 31, 2004 was $497,659 as compared to a loss of 3,909,810 for the nine months ended March 31, 2003, an increase of $4,407,469 or 1.13%. This increase was attributable to the net reduction in operating expenses described above, in addition to the increase of revenues.

The Company's income from continuing operations before the provision of income taxes for the nine months ended March 31, 2004 was a loss of $296,043 compared to a loss of $5,385,508 for the nine months ended March 31, 2003. This $5,089,465 reduction in losses or 94.5% was attributed to the net decrease in loss from operations highlighted above, in addition to the net decrease in other expenses, net, of $793,702. The net decrease in other expenses, net, includes a decrease in interest expense of $724,717 due to a lower debt level and a decrease in interest and investment income of $42,721.

The gain from Discontinued Operations for the nine months ended March 31, 2004 was $ 53,837 compared to a loss of $ 1,736,624 for the nine months ended December 31, 2002. The gain of $1,790,461 is primarily due to the realized gain on the sale of Pinnacle.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues have been, and are expected to continue to be, significantly seasonal. As a result, the Company must generate sufficient cash during the tax season, in addition to its available bank credit, to fund any operating cash flow deficits in the first half of the following fiscal year. Operations during the non-tax season are primarily focused on financial planning services along with some ongoing accounting and corporate tax revenue. Since its inception, the Company has utilized funds from operations, proceeds from its initial public offering and bank borrowings to support operations, finance working capital requirements and complete acquisitions. As of March 31, 2004 the Company had $1,022,154 in cash and cash equivalents and $1,779,171 in marketable securities. Prime Capital Services is subject to the SEC's Uniform Net Capital Rule 15c 3-1, which require the maintenance of minimum regulatory net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed the greater of fifteen to one or $100,000 and $25,000, respectively. The minimum required regulatory net capital was $209,758 and it had excess net capital of $901,430.

The Company's cash flow provided by or used in operating activities totaled $167,607 provided by and $306,677 used for the nine months ended March 31, 2004 and 2003, respectively. The increase in cash flows used in operating activities is due to increased net income, increased marketable securities and other current assets, offset by an increase in accounts payable and gain on sale of Pinnacle.

Net cash provided by investing activities totaled $4,294,337 for the nine months ended March 31, 2004, as compared to $819,492 for the nine ended March 31, 2003. The increase in cash provided by operating activities of $3,474,845 is primarily due to an increase in proceeds from the sale of discontinued operations of $4,614,138.

Net cash used in financing activities totaled $4,394,887 for the nine months ended March 31, 2004, as compared to $1,341,926 for the nine months ended March 31, 2003. The increase in cash used in financing activities of $583,249 is attributed to a decrease in proceeds from bank and other loans, offset by as well as an increase in payouts of bank and capital lease obligations of $2,811,618.

Prime Partners, Inc. of New York (previously known as Prime Financial Services, Inc., New York) has made various loans to the Company at a stated interest rate of 10%. On March 31, 2004, the Company owed Prime Partners, Inc. $468,200. Michael Ryan, the Company's Chief Executive Officer and President, is one of the major shareholders of Prime Partners, Inc.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The table below summarizes the Company's contractual obligations for the five years subsequent to December 31, 2003 and thereafter. The amounts represent the maximum future cash contractual obligations.

Contractual Obligation and Commercial Commitments

                                                             Payment Due by Period

                                                                    2005 to        2007 to        After
Contractual Obligations                  Total          2004          2006          2008          2008
                                      ------------------------------------------------------------------
Debt                                   9,916,159     9,796,976        12,118        60,821        46,245
Operating Leases                       5,105,413     1,904,490     2,221,362       548,820       430,741
Capital Leases                           357,596       195,729        87,451        50,122        24,295

                                      ------------------------------------------------------------------
Total contractual cash obligations    15,379,169    11,897,195     2,320,930       659,763       501,281
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

ITEM 4. CONTROLS AND PROCEDURES.

The Company's senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act") designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officers, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Accounting Officer, of its disclosure controls and procedures. In designing and evaluating disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. The Chief Executive Officer and the Chief Accounting Officer have determined that, taking into account the steps taken and to be taken to address the matters described below, such controls and procedures will provide a reasonable level of assurance to adequately and effectively timely alert them to material information required to be included in the Company's periodic SEC reports.

During the third quarter of fiscal 2004 the Company's auditors notified the Company of certain reportable conditions relating to certain deficiencies, including with respect to revenue recognition, in the design and operation of the Company's systems of internal control over financial reporting, that collectively constitute a material weakness in the Company's ability to produce timely and accurate financial statements. To address these matters, and in connection with management's quarterly evaluation of changes in the Company's internal controls over financial reporting, the Company has: increased staffing in the accounting department and reallocated responsibility for financial oversight of the Company's operating divisions; implemented enhanced documented policies for reconciling trading transactions reporting, commission payment procedures, and daily transaction reporting (to be completed firm wide in fiscal
2004); documented improved monthly and quarterly closing procedures and improved trial balance review processes of the Company's subsidiaries; reconciled or replaced legacy software systems used for monitoring tax return receivables and related accounts, and implemented improved customer payment recording and collection procedures. The Company continues to review and enhance its internal control environment to further reduce to a relatively low level the risk that errors in amounts that would be material in relation to the financial statements will be detected within a timely period.

Except as described above, no change occurred in the Company's internal controls concerning financial reporting during the quarter ended March 31, 2004 that has materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Litigation

The Company and its Broker Dealer Subsidiaries are defendants and respondents in lawsuits and NASD arbitrations in the ordinary course of business. On March 31, 2004, there were thirty seven pending lawsuits and arbitrations and management accrued $1,146,058 as a reserve for potential settlements, judgments and awards. Of these matters, twelve were related to Prime Capital Services, Inc. and its registered representatives. Prime Capital Services has Errors & Omissions coverage for such matters. In addition, under the Prime Capital Services Registered Representatives contract, each registered representative has indemnified the Company for these claims. Eight of these matters were dormant on March 31, 2004. Accordingly, the Company believes that these lawsuits and arbitrations will not have a material impact on its financial position.

On February 4, 2004, the Company was served with a Summons and a Shareholder's Class Action and Derivative Complaint with the following caption: "Gary Kosseff, Plaintiff, against James Ciocia, Thomas Povinelli, Michael P. Ryan, Kathryn Travis, Seth A. Akabas, Louis P. Karol, Edward H. Cohen, Steven Gilbert and Doreen Biebusch, Defendants and Gilman & Ciocia, Inc., Nominal Defendant". The action was filed in the Court of Chancery of the State of Delaware in and for New Castle County under Civil Action No. 188-N. The Company believes that the allegations contained in the lawsuit are without merit and the Company intends to contest the lawsuit vigorously. The nature of the action is that the Company, its Board of Directors and its management, breached their fiduciary duty of loyalty in connection with the sale of the Purchased Offices to Pinnacle. The action alleges that the sale to Pinnacle was for inadequate consideration and without a fairness opinion by independent financial advisors, without independent legal advice and without a thorough evaluation and vote by an independent committee of the Board of Directors. The action prays for the following relief: a declaration that the action is maintainable as a class action and certifying the plaintiff as the representative of the class; a declaration that the Company, its Board of Directors and its management breached their fiduciary duty and other duties to the plaintiff and to the other members of the purported class; a rescission of the Purchase Agreement; unspecified monetary damages; and an award to the plaintiff of costs and disbursements, including reasonable legal, expert and accountants fees. On March 15, 2004, counsel for the Company and for all defendants filed a motion to dismiss the lawsuit.

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

The Company has been advised that the Staff of the SEC has taken the position that the Company has not timely filed all required financial statements because the Company's Form 10KA for Fiscal 2003 filed in February 2004 included unaudited financial statements for fiscal years 2002 and 2001. This was due to the refusal of Grant Thornton, the Company's prior auditors, to consent to the inclusion in the Form 10KA for Fiscal 2003 of their 2002 audit report with respect to the 2002 financial statements, as restated. In addition, Arthur Andersen, the Company's auditors for 2001, is no longer certified to consent to changes in its 2001 audit report. The Company is working with its past and current auditors to resolve this matter, which may involve Radin Glass auditing fiscal 2002. As a result of the Staff's position, until the Company has been current in filing all reports for 12 months, the Company is ineligible to use Forms S-2 and S-3 registration statements to register securities, and until such audited financial statements are filed, other registration statements will not be declared effective and the Company will be unable to effect private placement of its securities under Rules 505 and 506 of Regulation D except for placements exclusively to accredited investors

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

31.1 Certification of Chief Executive Officer.

31.2 Certification of Chief Accounting Officer.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.

32.2 Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.

(b) Reports on Form 8-K

(1) Current Report on Form 8-K filed with the SEC on November 12, 2003
(2) Current Report on Form 8-K filed with the SEC on December 18, 2003
(3) Current Report on Form 8-K filed with the SEC on March 26, 2004

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              GILMAN + CIOCIA, INC.


Dated: May 17, 2004                           By /s/ Michael P. Ryan
                                                 Chief Executive Officer


Dated: May 17, 2004                           By /s/ Dennis Conroy
                                                 Chief Accounting Officer