Form 10-K
period 2004-06-30
GILMAN & CIOCIA INC
filed 2004-10-13
CIK 914142

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934.

    FOR THE FISCAL YEAR ENDED JUNE 30, 2004 COMMISSION FILE NUMBER 000-22996

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

                                 (845) 486-0900
                         (Registrant's Telephone Number)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of June 30, 2004 was $2,120,332 based on a sale price of $.50.

As of October 12, 2004, 9,388,764 shares of the registrant's common equity were outstanding.

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act 12b-2) Yes |_| No |X|

                              GILMAN + CIOCIA, INC.

                               REPORT ON FORM 10-K

                        FOR THE YEAR ENDED JUNE 30, 2004

                                TABLE OF CONTENTS

                                                                 PART I

Item 1.     Description of Business...............................................................................   3
Item 2.     Properties............................................................................................  18
Item 3.     Legal Proceedings.....................................................................................  19
Item 4.     Submission of Matters to a Vote of Security Holders...................................................  20

                                                                PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.................................  20
Item 6.     Selected Consolidated Financial Data..................................................................  23
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.................  24
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk............................................  37
Item 8.     Consolidated Financial Statements and Supplementary Data..............................................  38
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................  68
Item 9A.    Controls and Procedures ..............................................................................  69

                                                               PART III

Item 10.    Directors and Executive Officers of the Registrant....................................................  69
Item 11.    Executive Compensation................................................................................  71
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters........  73
Item 13.    Certain Relationships and Related Transactions........................................................  74
Item 14.    Principal Accounting Fees and Services ...............................................................  75
                                                                PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................................  75

SIGNATURES........................................................................................................  78

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Gilman + Ciocia, Inc. (together with its wholly owned subsidiaries, the "Company") provides financial planning services, including securities brokerage, insurance and mortgage agency services, and federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets. In the Fiscal year ended June 30, 2004,(1) approximately 90% of the Company's revenues were derived from commissions on financial planning services and approximately 10% were derived from fees for tax preparation services. As of June 30, 2004, the Company had 36 offices operating in 6 states (New York, New Jersey, Connecticut, Florida Colorado and Maryland). The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K can be obtained, free of charge, on the Company's web site at www.gilcio.com.

In Fiscal 2004, the Company had total revenues from continuing operations of $59.9 million representing an increase of $5.7 million from total revenues from continuing operations in Fiscal 2003. During Fiscal 2004, the Company had net income of $5.1 million, had a loss from continuing operations before other income and expenses of $.003 million and at June 30, 2004 had a working capital deficit of $(13.8) million. See Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company is a corporation that was organized in 1981 under the laws of the State of New York and reincorporated under the laws of the State of Delaware in 1993.

The financial statements for the three years ended June 30, 2003 (including Fiscal 2001, not included herein) were restated to correct a timing error in the recording of receivables and the related accrual for commission liabilities relating to asset management services. In January 2004, subsequent to the filing of the Form 10-K for the year ended June 30, 2003, management discovered and informed the auditors that revenues and related commission expenses for asset management services, billed and incurred in the quarter ended September 30, 2003 for services to be rendered in that quarter, had been recorded as of June 30, 2003. Further, it was ascertained that this error in revenue and expense recognition had been occurring since the 1999 acquisition of Asset and Financial Planning Ltd. and had gone undetected for four years. The receivables and commissions originally prematurely recorded at each quarter end were received and paid by the Company during the subsequent quarter. As the error applied to both the beginning and ending balances of each quarter, the effect on any individual quarter filing on Form 10-Q was immaterial. On February 13, 2004, the Company received a letter from Grant Thornton LLP ("Grant Thornton"), its

----------
(1) Fiscal years are denominated by the year in which they end. Accordingly, Fiscal 2004 refers to the year ended June 30, 2004.

previous auditors, advising the Company that it did not consent to the inclusion of its 2002 Auditors' Report issued for the Company's Form 10-K for Fiscal 2002 in the Company's Form 10-K/A for Fiscal 2003 filed on February 9, 2004. The letter stated that Grant Thornton was withdrawing its 2002 Auditors' Report and that its report could no longer be relied on, and that it was withdrawing its quarterly review reports for each fiscal quarter during which it served as the Company's auditors.

During Fiscal 2003 and Fiscal 2004, the Company sold 63 of its offices, including the sale of 47 offices to Pinnacle Taxx Advisors, LLC described below ("Pinnacle" an entity controlled by former executives of the Company) and two subsidiaries. The Company recognized a gain of $6.2 million on the sale of these offices in Fiscal 2004. In accordance with SFAS 144 assets and liabilities associated with these offices have been reclassified and are included on the accompanying balance sheets as assets and liabilities held for sale, and the results of these operations have been reclassified and are separately presented for all reporting periods as discontinued operations in the accompanying statements of operations. During the first quarter of Fiscal 2003, the Company sold to Pinnacle forty seven offices ("Pinnacle Purchased Offices") and all tangible and intangible net assets (the "Purchased Assets"), and Pinnacle assumed certain liabilities, which were associated with the operations of the Pinnacle Purchased Offices, together representing approximately $17,690,000 or approximately 19.0% of the Company's annual revenue for the fiscal year ended June 30, 2002. See Note 3 to Consolidated Financial Statements for a discussion of the Pinnacle transaction, the settlement of disputes arising in connection therewith and certain contingent responsibility of the Company for equipment and real estate leases (for an aggregate of $1.8 million) assumed by Pinnacle other than the White Plains, NY lease.

On August 27, 2002, the Company switched independent auditors from Arthur Andersen LLP ("Arthur Andersen") to Grant Thornton. On November 7, 2003, the Company switched independent auditors from Grant Thornton to Radin, Glass & Co., LLP ("Radin Glass). See Item 9 "Changes in and Disagreements with Accountants and Accounting and Financial Disclosure."

The Company is the subject of a formal investigation by the Securities and Exchange Commission ("SEC") which commenced in March 2003. In addition, on February 4, 2004, the Company was served with a Summons and a Shareholder's Class Action and Derivative Complaint with the following caption: "Gary Kosseff, Plaintiff, against James Ciocia, Thomas Povinelli, Michael P. Ryan, Kathryn Travis, Seth A. Akabas, Louis P. Karol, Edward H. Cohen, Steven Gilbert and Doreen Biebusch, Defendants and Gilman & Ciocia, Inc., Nominal Defendant". See
Note 11 to Consolidated Financial Statements and Item 3 "Legal Proceedings" for a discussion of the SEC investigation and all material litigation pending against the Company.

OTHER SALES

By Stock Purchase Agreement dated as of January 1, 2004, the Company agreed to sell to Daniel R. Levy and Joseph H. Clinard all of the authorized, issued and outstanding capital stock (the "Shares") of North Ridge Securities Corp. ("North Ridge") and North Shore Capital Management Corp. ("North Shore"). The total purchase price for the Shares was $1,100,000 allocated $1,050,000 to the Shares of North Ridge and $50,000 to the Shares of North Shore. A copy of the Stock Purchase Agreement is attached as Exhibit 10.15. See Note 3 to Consolidated Financial Statements for a discussion of these sales.

DEBT DEFAULTS

During Fiscal 2002, 2003 and 2004, the Company was in default of certain financial covenants under its $7 million term loan/revolving letter of credit financing with Wachovia Bank, National Association ("Wachovia"), of its $5 million financing with Travelers Insurance Company ("Travelers") and of its $1 million loan with Rappaport Gamma, Ltd. ("Rappaport"). As a result of these defaults, the Company's debt as to these lenders is classified as current liabilities on its financial statements. See Note 9 to Consolidated Financial Statement for a complete discussion of the Company's debt.

TAX RETURN PREPARATION

The Company prepares federal, state and local income tax returns for individuals, predominantly in the middle and upper income tax brackets. The United States Internal Revenue Service (the "IRS") reported that more than 130 million individual 2003 federal income tax returns were filed in the United States through June 30, 2004. According to the IRS, a paid preparer completes approximately 50% of the tax returns filed in the United States each year. Among paid preparers, H&R Block, Inc. ("H&R Block") dominates the low-cost tax preparation business with approximately 10,000 offices located throughout the United States. According to information released by H&R Block, H&R Block prepared an aggregate of approximately 18 million United States tax returns during the 2004 tax season. During the 2004 tax season, the Company prepared approximately 29,000 United States tax returns through its 36 offices. The tax preparation industry is highly fragmented and includes regional tax preparation services, accountants, attorneys, small independently owned companies, and financial service institutions that prepare tax returns as ancillary parts of their business. The ability to compete in this market depends in large part on the specific location of the tax preparation office, local competition, local economic conditions, quality of on-site office management and increasing the Company's ability to file tax returns electronically with the IRS.

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

TAX PREPARERS

The Company's tax preparation business is conducted predominantly in the months of February, March and April, when most individuals prepare their federal, state and local income tax returns. During the tax season, the Company increases the number of employees involved in the tax return channel of its business by approximately 120 employees. Almost all of the Company's professional tax preparers have tax preparation experience and the Company has specifically trained and tested each one to meet the required level of expertise to properly prepare tax returns. A large percentage of the Company's seasonal employees return in the next year. The Company is required to file its own corporate tax return on a timely basis in order to be able to file returns electronically for its clients. The Company has obtained an extension of time until March 2005 to file its return for the year ended June 30, 2004. The Company believes its return will be filed by such date; if it is not, the Company will be unable to file electronically for its clients, which would materially adversely affect the Company's core business.

The Company's tax preparers are generally not certified public accountants. Therefore, they are limited in the representation that they can provide to clients of the Company in the event of an audit by the IRS. Only an attorney, a certified public accountant or a person specifically enrolled to practice before the IRS can represent a taxpayer in an audit.

POTENTIAL LIABILITIES

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

FINANCIAL PLANNING

The Company provides financial planning services, including securities brokerage, insurance and annuity brokerage and mortgage agency services, to individuals, predominantly in the middle and upper income tax brackets. While preparing tax returns, clients often consider other aspects of their financial needs, such as insurance, investments, retirement and estate planning. To capitalize on this situation, the Company offers every client the opportunity to complete a questionnaire that discloses information on his or her financial situation. Financial planners subsequently review these questionnaires and evaluate whether the client may benefit from financial planning services. Upon request, the client is then introduced to a financial planner. The IRS prohibits tax preparers from using information on a taxpayer's tax return for certain purposes involved in the solicitation of other business from such taxpayer without the consent of such taxpayer. The Company complies with all applicable IRS regulations. Most middle and upper income individuals require a variety of financial planning services. If the client seeks insurance or annuity products in connection with the creation of a financial plan, he or she is referred to a financial planner employed by the Company who is also an authorized agent of an insurance underwriter. If the client seeks mutual fund products or other securities for investment, he or she is referred to a financial planner employed by the Company who is also a registered representative of one of the broker-dealer subsidiaries of the Company.

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

Relationship with Securities Broker-Dealer. All of the Company's financial planners are registered representatives of Prime Capital Services, Inc. ("PCS"), a wholly owned subsidiary of the Company. PCS conducts a securities brokerage business providing regulatory oversight and products and sales support to its registered representatives, who provide investment products and services to their clients. PCS is a registered securities broker-dealer with the SEC and a member of the National Association of Securities Dealers ("NASD").

To become a registered representative, a person must pass one or more of a series of qualifying exams administered by the NASD that test the person's knowledge of securities and related regulations. Thereafter, PCS supervises the registered representatives with regard to all regulatory matters. In addition to certain mandatory background checks required by the NASD, the Company also requires that each registered representative respond in writing to a background questionnaire. PCS has been able to recruit and retain experienced and productive registered representatives who seek to establish and maintain personal relationships with high net worth individuals. PCS generally does not hire inexperienced brokers or trainees to work as registered representatives. The Company believes that continuing to add experienced, highly productive registered representatives is an integral part of its growth strategy.

If clients of the Company inquire about the acquisition or sale of investment securities, they are directed to a registered representative. The registered representatives are able to effect transactions in such securities at the request of clients and retain a certain percentage of the commissions earned on such transactions. All security transactions are introduced and cleared on a fully disclosed basis through a clearinghouse broker that is a member of the New York Stock Exchange; in the case of PCS, National Financial, which is a wholly owned subsidiary of Fidelity Investments. About 90% of the securities transactions handled by registered representatives of the Broker-Dealer Subsidiaries involve mutual funds, variable annuities, managed money products and variable life insurance. The balance of their business comprises stocks, bonds and other securities.

The Company also has a wholly owned subsidiary, Asset & Financial Planning, Ltd., which is registered with the SEC as an investment advisor.

Relationship with Authorized Agents of Insurance Underwriters.

Certain of the Company's financial planners are also authorized agents of insurance underwriters. If clients of the Company inquire about insurance products, they are directed to one of these authorized agents. These agents are able, through several insurance underwriters, to sell insurance products to clients and are paid a certain percentage of the commissions earned on such sales. The Company's wholly owned subsidiary, PFS, is an authorized insurance agent in approximately thirty states.

REGULATION (COMPLIANCE AND MONITORING)

PCS, and the securities industry in general, are subject to extensive regulation in the United States at both the federal and state levels, as well as by self-regulatory organizations ("SRO's").

The SEC is the federal agency primarily responsible for the regulation of broker-dealers and investment advisers doing business in the United States. PCS is registered as a broker-dealer with the SEC. Certain aspects of broker-dealer regulation have been delegated to securities industry SRO's, principally the National Association of Securities Dealers ("NASD") and the New York Stock Exchange ("NYSE"). These SRO's adopt rules (subject to SEC approval) that govern the industry, and, along with the SEC, conduct periodic examinations of PCS' operations. PCS is a member of the NASD. The Board of Governors of the Federal Reserve System promulgates regulations applicable to securities credit transactions involving broker-dealers. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business.

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

As a registered broker-dealer, PCS is required to, and has established and it maintains, a system to supervise the activities of their retail brokers, including their independent contractor offices and other securities professionals. The supervisory system must be reasonably designed to achieve compliance with applicable securities laws and regulations, as well as SRO rules. The SRO's have established minimum requirements for such supervisory systems; however, each broker-dealer must establish procedures that are appropriate for the nature of its business operations. Failure to establish and maintain an adequate supervisory system may result in sanctions imposed by the SEC or a SRO that could limit PCS' abilities to conduct their securities business. Moreover, under federal law and certain state securities laws, PCS may be held liable for damages resulting from the unauthorized conduct of their account executives to the extent that PCS has failed to establish and maintain an appropriate supervisory system.

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

COMPETITION

Competitors include companies specializing in income tax preparation as well as companies that provide general financial services. Many of these competitors, in the tax preparation field, including H&R Block, Jackson Hewitt and many well-known brokerage firms in the financial service field have significantly greater financial and other resources than the Company.

An increasing number of taxpayers are using software programs to prepare their own income tax returns. The Company believes that the primary elements of competition are the specific location of the tax preparation office, local economic conditions, quality of on-site office management and ability to file tax returns electronically with the IRS. There is no assurance that the Company will be able to compete successfully with larger and more established companies.

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

EMPLOYEES

As of June 30, 2004, the Company employed 442 persons on a full-time, full-year basis, including 4 officers. During tax season, the Company employs approximately 118 seasonal employees who do only tax preparation or provide support functions. Approximately 75% of the Company's seasonal employees return the following year and the Company uses advertisements in online job sites to meet the balance of its recruiting needs. The minimum requirements for a tax preparer at the Company are generally some tax preparation experience and a passing grade on an examination given by the Company. More than half of the Company's full-year tax preparers are also registered representatives with PCS.

Each of the registered representatives licensed with PCS has entered into a commission sharing agreement with the Company. Each such agreement generally provides that a specified percentage of the commissions earned by the Company are paid to the registered representative. In the commission sharing agreements, the employee registered representatives also agree to maintain certain Company information as confidential and not to compete with the Company. Approximately 248 independent registered representatives are also affiliated with PCS and have entered into similar commission sharing agreements.

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

Significant Deficiencies in Internal Controls Over Financial Reporting; Increased Compliance Expense. The Company has been advised by Radin Glass LLP of the existence of certain reportable conditions involving significant deficiencies in the design and operation of the Company's internal controls over financial reporting that could adversely affect the Company's ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. Although none of these conditions individually constitutes a material weakness, collectively, these deficiencies and the Company's inability to produce timely accurate financial statements is a material weakness. A material weakness is defined as a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and newly enacted SEC regulations have created additional compliance requirements for companies such as ours. We are committed to maintaining high standards of internal controls over financial reporting, corporate governance and public disclosure. As a result, we intend to invest appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. See Item 9a, "Controls and Procedures."

SEC Investigation; Financial Statements. The Company is the subject of a formal investigation by the SEC. See Item 3 "Legal Proceedings" and Note 11 to Consolidated Financial Statements for a discussion of the SEC investigation.

The Company timely filed on January 21, 2004 its financial statements for Fiscal 2003 in its Form 10-K. The Company then amended its 10-K for Fiscal 2003 in a Form 10-KA filed on February 9, 2004. However, Grant Thornton, the Company's prior auditors, refused to consent to the inclusion in the Form 10-KA for Fiscal 2003 of their 2002 audit report with respect to the 2002 financial statements, as restated. In addition, Arthur Andersen, the Company's auditors for 2001, is no longer certified to consent to changes in its 2001 audit report. As a result, the Company was advised by the Staff of the SEC that the SEC's position is that the Company has not timely filed all required financial statements because the Company's Form 10-KA for Fiscal 2003 filed in February 2004 included unaudited financial statements for fiscal years 2002 and 2001. The Company retained Radin Glass to audit Fiscal 2002 to resolve this matter. As a result of the Staff's position, until the Company has been current in filing all reports for 12 months, the Company is ineligible to use Forms S-2 and S-3 registration statements to register securities, and until such audited financial statements are filed, other registration statements will not be declared effective and the Company will be unable to effect private placement of its securities under Rules 505 and 506 of Regulation D except for placements exclusively to accredited investors.

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

The delisting makes trading the Company's shares more difficult for investors, potentially leading to further declines in share price. It also makes it more difficult for the company to raise additional capital. The Company will also incur additional costs under state blue-sky laws if it sells equity due to its delisting.

General Business Risks. If the financial planners that the Company presently employs or recruits do not perform successfully, the Company's operations may be adversely affected. The Company plans to continue to expand in the area of financial planning, by expanding the business of presently employed financial planners and by recruiting additional financial planners. The Company's revenue growth will in large part depend upon the expansion of existing business and the successful integration and profitability of the recruited financial planners. The Company's growth will also depend on the successful operation of independent financial planners who are recruited to join the Company. The financial planning channel of the Company's business has generated an increasing portion of the Company's revenues during the past few years, and if such channel does not continue to be successful, the Company's rate of growth may decrease.

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

If the financial markets deteriorate, the Company's financial planning channel will suffer decreased revenues. The Company's revenue and profitability may be adversely affected by declines in the volume of securities transactions and in market liquidity, which generally result in lower revenues from trading activities and commissions. Lower securities price levels may also result in a reduced volume of transactions as well as losses from declines in the market value of securities held in trading, investment and underwriting positions. In periods of low volume, the fixed nature of certain expenses, including salaries and benefits, computer hardware and software costs, communications expenses and office leases, will adversely affect profitability. Sudden sharp declines in market values of securities and the failure of issuers and counterparts to perform their obligations can result in illiquid markets in which the Company may incur losses in its principal trading and market making activities.

Dependence on Technology Software and Systems. As an information financial services company with a subsidiary broker dealer, the Company is greatly dependent on technology software and systems and on the internet to maintain customer records, effect securities transactions and prepare and file tax returns. In the event that there is an interruption to the systems due to internal systems failure or from an external threat, including terrorist attacks, fire and extreme weather conditions, the Company's ability to prepare and file tax returns and to process financial transactions could be affected. The Company has offsite backup, redundant and remote failsafe systems in place to safeguard against these threats but there can be no assurance that such systems will be effective to prevent malfunction and adverse effects on operation.

Competition from Other Companies. If competitors in the industry began to encroach upon the Company's market share, the Company's operations may be adversely affected. The income tax preparation and financial planning services industries are highly competitive. The Company's competitors include companies specializing in income tax preparation as well as companies that provide general financial services. The Company's principal competitors are H+R Block, Inc. and Jackson Hewitt in the tax preparation field and many well-known national brokerage and insurance firms in the financial services field. Many of these competitors have larger market shares and significantly greater financial and other resources than the Company. The Company may not be able to compete successfully with such competitors. Competition could cause the Company to lose existing clients, slow the growth rate of new clients and increase advertising expenditures, all of which could have a material adverse effect on the Company's business or operating results.

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

Departure of Key Personnel. If any of the Company's key personnel were to leave its employ, the Company's operations may be adversely affected. The Company believes that its ability to successfully implement its business strategy and operate profitably depends on the continued employment of James Ciocia, its Chairman of the Board, Michael P. Ryan, its President and Chief Executive Officer and President of its PCS subsidiary, Ted Finkelstein, its Vice President and General Counsel, Kathryn Travis, its Secretary, Carole Enisman, the Chief Operating Officer of its PCS subsidiary, and Dennis Conroy, its Chief Accounting Officer. Michael P. Ryan and Carole Enisman are married. If any of these individuals become unable or unwilling to continue in his or her present position, the Company's business and financial results could be materially adversely affected.

Tax Return Preparation Malpractice. The Company's business of preparing tax returns subjects it to potential civil liabilities for violations of the Internal Revenue Code or other regulations of the IRS, although the Company has never been assessed with material civil penalties or fines. If a Company violation resulted in a material fine or penalty, the Company's operating results would be materially adversely affected. In addition, the Company does not maintain any professional liability or malpractice insurance policies for tax preparation. The Company has never been the subject of a tax preparation malpractice lawsuit, however, the significant uninsured liability and the legal and other costs relating to such claims could materially adversely affect the Company's business and operating results.

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

Loss of Trademarks. If the Company were to lose its trademarks or other proprietary rights, the Company could suffer decreased revenues. The Company believes that its trademarks and other proprietary rights are important to its success and its competitive position. The Company has registered its "Gilman + Ciocia" trademark and its "e1040.com" trademark. The U.S. Patent and Trademark Office and devotes substantial resources to the establishment and protection of its trademarks and proprietary rights. However, the actions taken by the Company to establish and protect its trademarks and other proprietary rights may be inadequate to prevent imitation of its services and products by others or to prevent others from claiming violations of their trademarks and proprietary rights by the Company. In addition, others may assert rights in the Company's trademarks and other proprietary rights. If the Company were to lose the exclusive right to its trademarks, its operations would be materially adversely affected.

Payment of Dividends. The Company's decision not to pay dividends could negatively impact the marketability of the Company's stock. Since its initial public offering of securities in 1994, the Company has not paid dividends and it does not plan to pay dividends in the foreseeable future. The Company currently intends to retain future earnings, if any to finance the growth of the Company. It is very likely that dividends will not be distributed in the near future, which may reduce the marketability of the Company's Common Stock.

Third Party Control. The ability of a third party to acquire control of the Company is made more difficult by the Company's classified board of directors, which would prevent a third party from acquiring a majority of the Common Stock or immediately electing a new board of directors, and by the Company's ability to issue preferred stock without shareholder approval. These impediments to third party control adversely affect the price and liquidity of the Company's stock.

Low Trading Volume. Low trading volume of the Company's stock increases volatility, which could result in the impairment of the Company's ability to obtain equity financing. As a result, historical market prices may not be indicative of market prices in the future. In addition, the stock market has recently experienced extreme stock price and volume fluctuation. The Company's market price may be impacted by changes in earnings estimates by analysts, economic and other external factors and the seasonality of the Company's business. Fluctuations or decreases in the trading price of the Common Stock may adversely affect the stockholders' ability to buy and sell the Common Stock and the Company's ability to raise money in a future offering of Common Stock. The shares of the Company's Common Stock were delisted from the NASDAQ national market in August 2002, and the market price of the Company's shares has dramatically declined since the delisting.

Restricted Common Stock. The release of various restrictions on the possible future sale of Common Stock may have an adverse affect on the market price of the Common Stock. Approximately 4.5 million shares of the Common Stock outstanding are "restricted securities" under Rule 144 of the Securities Act of 1933, as amended (the "Act").

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

PCS is subject to periodic examination by the SEC, the NASD, SROs and various state authorities. PCS sales practice operations, recordkeeping, supervisory procedures and financial position may be reviewed during such examinations to determine if they comply with the rules and regulations designed to protect customers and protect the solvency of broker-dealers. Examinations may result in the issuance of letters to PCS, noting perceived deficiencies and requesting PCS to take corrective action. Deficiencies could lead to further investigation and the possible institution of administrative proceedings, which may result in the issuance of an order imposing sanctions upon PCS and/or their personnel.

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

Financial Planning Litigation and Arbitration. If the Company were to be found liable to clients for misconduct alleged in civil proceedings, the Company's operations may be adversely affected. Many aspects of the Company's business involve substantial risks of liability. There has been an increase in litigation and arbitration within the securities industry in recent years, including class action suits seeking substantial damages. Broker-dealers such as PCS are subject to claims by dissatisfied clients, including claims alleging they were damaged by improper sales practices such as unauthorized trading, churning, sale of unsuitable securities, use of false or misleading statements in the sale of securities, mismanagement and breach of fiduciary duty. may be liable for the unauthorized acts of their retail brokers and independent contractors if they fail to adequately supervise their conduct. PCS is currently a defendant/respondent in several such proceedings. If all of such proceedings were to be resolved unfavorably to the Company, the Company's financial condition could be adversely affected. It should be noted, however, that PCS maintains securities broker-dealer's professional liability insurance to insure against this risk, but the insurance policies contain a deductible (presently $50,000) which must be paid by PCS and a cumulative cap on coverage (presently $3,000,000). From time to time, in connection with hiring retail brokers, the Company is subject to litigation by a broker's former employer. The adverse resolution of any legal proceedings involving the Company could have a material adverse effect on its business, financial condition, and results of operations or cash flows.

ITEM 2. PROPERTIES

As of June 30, 2004, the Company provided services to its clients at 36 local offices in 6 states: 14 in New York, 14 in Florida, 5 in New Jersey, 1 in Connecticut, 1 in Maryland and 1 in Colorado. A majority of the offices are located in commercial office buildings and are leased pursuant to standard form office leases. The remaining terms of the leases varies from one to seven years. The Company's rental expense during Fiscal 2004 was approximately $2.0 million. The Company believes that any of its rental spaces could be replaced with comparable office space, however, location and convenience is an important factor in marketing the Company's services to its clients. Since the Company advertises in the geographic area surrounding the office location, the loss of such an office that is not replaced with a nearby office could adversely affect the Company's business at that office. The Company generally needs approximately 1,000 - 3,000 square feet of usable floor space to operate an office and its needs can be flexibly met in a variety of real estate environments. Therefore, the Company believes that its facilities are adequate for its current needs.

In August 2002, the Company consolidated the Executive Headquarters in White Plains, NY into the Operations Center in Poughkeepsie, NY. The Operations Center facility in Poughkeepsie, NY is owned by an entity controlled by Michael Ryan, the Company's Chief Executive Officer and President.

On November 26, 2002, the Company finalized the sale to Pinnacle whereby it sold 47 of its offices to Pinnacle. In connection with the sale, all operating leases associated with the purchased offices were assigned to and assumed by Pinnacle, including the former Executive Headquarters office in White Plains, NY. However, the Company will remain liable on all equipment and real estate leases, other than the White Plains, NY lease, after the assignment.

The Company owned a building in Babylon, New York which was sold on July 14, 2004. The company recorded a gain of $31,181 from the sale during Fiscal 2005.

ITEM 3. LEGAL PROCEEDINGS

Litigation

On February 4, 2004, the Company was served with a Summons and a Shareholder's Class Action and Derivative Complaint with the following caption: "Gary Kosseff, Plaintiff, against James Ciocia, Thomas Povinelli, Michael P. Ryan, Kathryn Travis, Seth A. Akabas, Louis P. Karol, Edward H. Cohen, Steven Gilbert and Doreen Biebusch, Defendants and Gilman & Ciocia, Inc., Nominal Defendant". The action was filed in the Court of Chancery of the State of Delaware in and for New Castle County under Civil Action No. 188-N. The Company believes that the allegations contained in the lawsuit are without merit and the Company intends to contest the lawsuit vigorously. The nature of the action is that the Company, its Board of Directors and its management, breached their fiduciary duty of loyalty in connection with the sale of the Purchased Offices to Pinnacle. The action alleges that the sale to Pinnacle was for inadequate consideration and without a fairness opinion by independent financial advisors, without independent legal advice and without a thorough evaluation and vote by an independent committee of the Board of Directors. The action prays for the following relief: a declaration that the action is maintainable as a class action and certifying the plaintiff as the representative of the class; a declaration that the Company, its Board of Directors and its management breached their fiduciary duty and other duties to the plaintiff and to the other members of the purported class; a rescission of the Purchase Agreement; unspecified monetary damages; and an award to the plaintiff of costs and disbursements, including reasonable legal, expert and accountants fees. On March 15, 2004, counsel for the Company and for all defendants filed a motion to dismiss the lawsuit. On June 18, 2004, the Plaintiff filed an Amended Complaint. On July 12, 2004, counsel for the Company and for all defendants filed a motion to dismiss the Amended Complaint. The Company is the subject of a formal investigation by the "SEC". The investigation concerns, among other things, the restatement of the Company's financial results for the fiscal year ended June 30, 2001 and the fiscal quarters ended March 31, 2001 and December 31, 2001 (which have been previously disclosed in the Company's amended quarterly and annual reports for such periods), the Company's delay in filing Form 10-K for Fiscal 2002 and 2003, the Company's delay in filing its 10-Q for the quarter ending September 30, 2002 and the Company's past accounting and recordkeeping practices. The Company had previously received informal, non-public inquiries from the SEC regarding certain of these matters. The Company and its executives have complied fully with the SEC's investigation and will continue to comply fully with the SEC's investigation. The Company does not believe that the investigation will have a material effect on the Company's Consolidated Financial Statements.

The Company has been advised that the Staff of the SEC has taken the position that the Company has not timely filed all required financial statements because the Company's Form 10-KA for Fiscal 2003 filed in February 2004 included unaudited financial statements for fiscal years 2002 and 2001. This was due to the refusal of Grant Thornton, the Company's prior auditors, to consent to the inclusion in the Form 10-KA for Fiscal 2003 of their 2002 audit report with respect to the 2002 financial statements, as restated. In addition, Arthur Andersen, the Company's auditors for 2001, is no longer certified to consent to changes in its 2001 audit report. The Company has retained Radin Glass to audit Fiscal 2002 to resolve this matter. As a result of the Staff's position, until the Company has been current in filing all reports for 12 months, the Company is ineligible to use Forms S-2 and S-3 registration statements to register securities, and until such audited financial statements are filed, other registration statements will not be declared effective and the Company will be unable to effect private placement of its securities under Rules 505 and 506 of Regulation D except for placements exclusively to accredited investors.

The Company and its PCS Subsidiary are defendants and respondents in lawsuits and NASD arbitrations in the ordinary course of business. On June 30, 2004, there were 32 pending lawsuits and arbitrations of which 16 were against PCS and management accrued $943,600 as a reserve for potential settlements, judgments and awards. Sixteen of these matters were related to PCS and its registered representatives. PCS has Errors & Omissions coverage for such matters. In addition, under the PCS Registered Representatives contract, each registered representative has indemnified the Company for these claims. Accordingly, the Company believes that these lawsuits and arbitrations will not have a material impact on its financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its last meeting of stockholders on December 14, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURTITIES

The shares of the Company's Common Stock were delisted from the NASDAQ national market in August 2002 and now trade in the over-the-counter market on what is commonly called the pink sheets under the symbol "GTAX.PK". As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. The Company is now subject to Rule 15c2-11 promulgated by the SEC. If the Company fails to meet criteria set forth in such Rule, including making all required filings under the Exchange Act, various practice requirements are imposed on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have a materially adverse effect on the ability of broker-dealers to sell the Company's securities, which may materially affect the ability of stockholders to sell the securities in the secondary market.

The following table sets forth the high and low sales prices for the Common Stock during the periods indicated as reported by the NASDAQ stock market.

SALES PRICES

      QUARTER ENDED                                 HIGH                LOW
      -------------                                 ----                ---

      March 31, 2002                               $ 3.12             $ 1.15
      June 30, 2002                                $ 1.75             $ 1.01
      September 30, 2002                           $ 0.55             $ 0.55
      December 31, 2002                            $ 0.10             $ 0.10
      March 31, 2003                               $ 0.25             $ 0.25
      June 30, 2003                                $ 0.15             $ 0.15
      September 30, 2003                           $ 0.75             $ 0.10
      December 31, 2003                            $ 0.75             $ 0.10
      March 31, 2004                               $ 0.75             $ 0.20
      June 30, 2004                                $ 0.70             $ 0.25

DIVIDENDS

Since its initial public offering of securities in 1994, the Company has not paid dividends, and it does not plan to pay dividends in the foreseeable future. The Company currently intends to retain any future earnings, if any to finance the growth of the Company.

HOLDERS OF COMMON STOCK

On June 30, 2004, there were approximately 295 registered holders of Common Stock. This does not reflect persons or entities that hold Common Stock in nominee or "street" name through various brokerage firms. On the closing of trading on June 30, 2004, the price of the Common Stock was $.50 per share.

During the fiscal year ended June 30, 2004, the Company issued the following common stock in privately negotiated transactions that were not registered under the Securities Act of 1933 pursuant to the exemption provided by Section 4 (2) of the '33 Act:

      Through June 30, 2004, 1,195,298 shares were issued to Rappaport and an additional 15,000 shares per month will be issued until its $1,000,000 loan to the company is paid in full.

      The 1,048,616 of the Company's shares transferred to the Company by Thomas Povinelli are held by the Company in its name as treasury stock.

      No underwriters or brokers participated in any of these transactions. All such sales were privately negotiated with the individuals with whom the Company had a prior relationship and were exempt from registration under the Act pursuant to Section 4 (2) as a sale by an issuer not involving a public offering.

       SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

                      EQUITY COMPENSATION PLAN INFORMATION

                                 (a)                                (b)                            (c)
                      Number of securities to be              Weighted-average         Number of securities remaining
                       issued upon exercise of                exercise price of      available for future issuance under
Plan category        outstanding options, warrants          outstanding options,     equity compensation plans (excluding
                              and rights                    warrants and rights       securities reflected in column (a)
Equity
compensation
plans approved                  136,928                           $6.43                           1,361,769
by security
Holders (1)

Equity
compensation
plans not                     2,040,638                           $6.28                                 -0-
approved by
security holders (2)
                            -----------                                                         -----------
Total                         2,177,565                                                           1,361,769

(1) The issued options are based on taking all outstanding production awards as of June 30, 2004.

(2) The issued options are based on adding up all non-production awards as of June 30, 2004.

The Company maintains records of option grants by year, exercise price, vesting schedule and grantee. In certain cases, the Company has estimated, based on all available information, the number of such options that were issued pursuant to each plan. Prior to September 1, 2002, the Company did not consistently record the plan pursuant to which the option was granted. Starting in September, 2002, the Company implemented new recordkeeping procedures regarding options that will ensure this information is accurately recorded and processed. The material terms of each option grant vary according to the discretion of the Board of Directors.

In addition, from time to time, the Company has issued, and in the future may issue additional non-qualified options pursuant to individual option agreements, the terms of which vary from case to case.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The restated financial statements for the years ended June 30, 2003, 2002 and 2001 were restated to correct a timing error in the recording of receivables and the related accrual for commission liabilities relating to asset management services. In January 2004, subsequent to the filing of the Form 10-K for the year ended June 30, 2003, management discovered and informed the auditors that revenues and related commission expenses for asset management services, billed and incurred in the quarter ended September 30, 2003 for services to be rendered in that quarter, had been recorded as of June 30, 2003. Further, it was ascertained that this error in revenue and expense recognition had been occurring since the 1999 acquisition of Asset and Financial Planning Ltd. and had gone undetected for four years. The receivables and commissions originally prematurely recorded at each quarter end were received and paid by the Company during the subsequent quarter. As the error applied to the beginning and ending balances of each quarter, the effect on any individual quarter filing on Form 10-Q was immaterial.

The financial statements for the three years ended June 30, 2003 were restated to correct this error. As a result of the restatement, receivables as of June 30, 2003 were reduced by $1,114,725 and commission liabilities were reduced by $923,658 and the Stockholder's deficit increased by $191,067.

For the years ended 2002 and 2001, commissions receivable were reduced by $1,174,824 and $1,066,152. Commission liabilities were reduced by $952,422 and $898,155.

Losses for the year ended June 30, 2003, 2002 and 2001 decreased by $31,334, increased by $54,405 and increased by $97,747 respectively.

Revenues for the years ended June 30, 2003, 2002, and 2001 increased by $60,009, decreased by $108,672 and decreased by $363,654 respectively. Commission expense for the years ended June 30, 2003, 2002 and 2001 increased by $28,765, decreased by $54,266 and decreased by $265,907 respectively.

The selected consolidated financial data with respect to the Company's consolidated balance sheets as of June 30, 2004 and 2003 and the related consolidated statements of operations for the years ended June 30, 2004, 2003 and 2002 have been derived from the Company's Consolidated Financial Statements which are included herein. The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and the information contained in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         SUMMARY OF CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF INCOME
                                  AS OF JUNE 30

                                              2004        2003 Restated   2002 Restated     2001 Restated    2000 Restated
                                                                           (unaudited)
                                                          See Note 2 (a)  See Note 2 (a)      See Note 2     See Note 2 (a)
                                                                (1)             (1)            (a) (1)            (1)
Working Capital
(Deficit)                                $(13,778,035)    $(19,493,533)    $(11,125,496)    $    516,576     $ (1,681,686)

Total Assets                               19,142,969       21,481,114       35,997,688       51,613,742       43,245,680

Long Term Debt                                212,440          661,622          851,501        5,425,928          826,476

Total Shareholders' Equity                 (1,219,125)      (6,192,983)       7,488,667       27,756,436       24,642,591

Cash Dividends                                     --               --               --               --               --

Revenues                                   59,911,049       54,177,962       55,895,952       82,378,076       88,216,839

Commissions                                34,361,369       32,018,741       33,527,796

Operating Expenses                         25,552,366       28,178,971       45,672,458       85,559,462       95,734,572

Net Income / (Loss) from Continuing
Operations                                 (1,036,690)      (7,834,173)     (23,982,000)      (3,355,081)      (6,230,342)

Net Income / (Loss) from Discontinued
Operations                                  6,088,225       (6,162,735)       1,623,297        3,044,595               --

Net Income / (Loss)                      $  5,051,535     $(13,996,908)    $(22,358,703)    $   (310,486)    $ (4,083,342)

The years 2001 and 2000 have not been adjusted to reflect the sale of the Company's North Ridge Group and certain other offices which have been discontinued. For the years 2001 and 2000 commission expense is included in operating expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-K and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based upon current information, expectations, estimates and projections regarding the Company, the industries and markets in which the Company operates, and management's assumptions and beliefs relating thereto. Words such as "will," "plan," "expect," "remain," "intend," "estimate," "approximate," and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by federal, state and local authorities and their impact on the lines of business in which the Company and its subsidiaries are involved; unforeseen compliance costs; changes in the economy, problems arising from significant deficiencies in the design and operation of the Company's systems of internal control over financial reporting; political or regulatory environments; changes in competition and the effects of such changes; the inability to implement the Company's strategies; changes in management and management strategies; the Company's inability to successfully design, create, modify and operate its computer systems and networks; litigation involving the Company; and risks described from time to time in reports and registration statements filed by the Company and its subsidiaries with the Securities and Exchange Commission. Readers should take these factors into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the Company's financial statements and related notes thereto set forth in Item 8 of this Annual Report.

OVERVIEW

In Fiscal 2004, the Company had total revenues from continuing operations of $59.9 million representing an increase of $5.7 million from total revenues from continuing operations in Fiscal 2003. During Fiscal 2004, the Company had net income of $5.1 million, had a loss from continuing operations before other income and expenses of $.003 million and at June 30, 2004 had a working capital deficit of $(13.8) million.

Company Model. The Company is a preparer of federal, state and local income tax returns for individuals predominantly in middle and upper income brackets. While preparing tax returns, clients often consider other aspects of their financial needs such as investments, insurance, pension and estate planning. The Company capitalizes on this situation by making financial planning services available to clients. The financial planners who provide such services are employees or independent contractors of the Company and are Registered Representatives of the Company's PCS subsidiary. The Company and PCS earn a share of commissions (depending on what service is provided) from the services that the financial planners provide to the clients in transactions for securities, insurance and related products.

Revenue Analysis. For the fiscal year ended June 30, 2004, approximately 10% of the Company's revenues were earned from tax preparation services, 90% were earned from all financial planning and related services (with 89% from mutual funds, annuities and securities transactions and 11% from insurance, mortgage brokerage and other related services).

The Company's financial planning clients generally are introduced to the Company through the Company's tax preparation services. The Company believes that its tax return preparation business is inextricably intertwined with, and is a necessary adjunct to, its financial planning activities. Neither channel would operate as profitably by itself and the two channels leverage off each other, improving profitability and client retention.

Insurance and Mortgage Services. Almost all of the financial planners are also authorized agents of insurance underwriters. The Company is also a licensed mortgage broker. As a result, the Company also earns revenues from commissions for acting as an insurance agent and a mortgage broker.

Debt. On December 26, 2001, the Company closed a $7.0 million financing (the "Loan") with Wachovia. The Loan consisted of a $5.0 million term loan ("Term Loan") and a $2.0 million revolving letter of credit ("Revolving Credit Loan"). On November 27, 2002, the Company and Wachovia entered into a forbearance agreement (the "Forbearance Agreement") whereby Wachovia agreed to forbear from acting on certain defaults of financial covenants by the Company under the Revolving Credit Loan and under the Term Loan. Wachovia extended the due date of the Loan to November 1, 2003 (the "Maturity Date"). By an Amendment to Forbearance Agreement entered into between the Company and Wachovia as of June 18, 2003, the Maturity Date was extended to July 1, 2004. By an Amendment to Forbearance Agreement entered into between the Company and Wachovia dated March 4, 2004: the Maturity Date of the Wachovia Loan was extended to July 1, 2005; certain $250,000 principal payments due on March 10, 2004, April 10, 2004, May 10, 2004 and June 10, 2004 were deleted; commencing on March 10, 2004, and continuing on the 10th day of each month thereafter until the new Maturity Date of the Loan, the Company will make a principal payment to Wachovia in the amount of $31,250 in addition to the regular monthly payments due Wachovia; the Applicable Margin to the interest rate of the Loan was increased to four percent; and the Company's reporting requirements to Wachovia were changed. The Company is in technical default of several other provisions of the Loan, the Forbearance Agreement and the Amendments to Forbearance Agreement. However, the Company does not believe that Wachovia will issue a notice of default for any of these technical defaults.

The Company's $5 million credit facility with Travelers closed on November 1, 2000. On September 24, 2002, the Company received a notice from the attorneys for Travelers alleging that the Company was in default under its debt facility with Travelers due to nonpayment of a $100,000 penalty for failure to meet sales production requirements as specified in the debt facility. The Company sent a letter to the attorneys denying that the Company was in default. Although the Traveler's notice stated that all unpaid interest and principal under the Debt Facility were immediately due and payable and that Travelers reserved its rights and remedies under the debt facility, it also stated that Travelers intended to comply with the terms of a subordination agreement between Travelers and Wachovia. Such subordination agreement greatly restricts the remedies which Travelers could pursue against the Company. No further notices have been received from Travelers. No payments have been made to Travelers since April, 2003 pursuant to the terms of the subordination agreement.

On October 30, 2001, the Company borrowed $1,000,000 from Rappaport pursuant to a written note without collateral and without stated interest (the "Loan"). The Loan was due and payable on October 30, 2002. Additionally, the Loan provided that: Rappaport receive 100,000 shares of Rule 144 restricted shares of common stock of the Company upon the funding of the Loan, subject to adjustment so that the value of the 100,000 shares was $300,000 when the Rule 144 restrictions were removed; there was a penalty of 50,000 shares to be issued to Rappaport if the Loan was not paid when due and an additional penalty of 10,000 shares per month thereafter until the Loan was paid in full. On December 26, 2001, Rappaport subordinated the Loan to the $7,000,000 being loaned to the Company by Wachovia. In consideration of the subordination, the Loan was modified by increasing the 10,000 shares penalty to 15,000 shares per month and by agreeing to issue 50,000 additional shares to Rappaport if the Loan was not paid in full by March 31, 2002, subject to adjustment so that the value of the shares issued was $150,000 when the Rule 144 restrictions were removed. By June 30, 2004, Rappaport had received a total of 1,195,298 shares for all interest and penalties and will receive 15,000 shares per month as additional penalties until the Loan is paid in full.

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

The Company has been advised that the Staff of the SEC has taken the position that the Company has not timely filed all required financial statements because the Company's Form 10-KA for Fiscal 2003 filed in February 2004 included unaudited financial statements for fiscal years 2002 and 2001. This was due to the refusal of Grant Thornton, the Company's prior auditors, to consent to the inclusion in the Form 10-KA for Fiscal 2003 of their 2002 audit report with respect to the 2002 financial statements, as restated. In addition, Arthur Andersen, the Company's auditors for 2001, is no longer certified to consent to changes in its 2001 audit report. The Company has retained Radin Glass to audit Fiscal 2002 to resolve this problem. As a result of the Staff's position, until the Company has been current in filing all reports for 12 months, the Company is ineligible to use Forms S-2 and S-3 registration statements to register securities, and until such audited financial statements are filed, other registration statements will not be declared effective and the Company will be unable to effect private placement of its securities under Rules 505 and 506 of Regulation D except for placements exclusively to accredited investors.

RESTATEMENTS

The financial statements for the three years ended June 30, 2003 were restated to correct a timing error in the recording of receivables and the related accrual for commission liabilities relating to asset management. In January 2004, subsequent to the filing of the Form 10-K for the year ended June 30, 2003, management discovered and informed the auditors that revenues and related commission expenses for asset management services, billed and incurred in the quarter ended September 30, 2003 for services to be rendered in that quarter, had been recorded as of June 30, 2003. Further, it was ascertained that this error in revenue and expense recognition had been occurring since the 1999 acquisition of Asset and Financial Planning Ltd. and had gone undetected for four years. The receivables and commissions recorded originally prematurely recorded at each quarter end were received and paid by the Company during the subsequent quarter. On February 13, 2004, the Company received a letter from Grant Thornton, its previous auditors, advising the Company that it did not consent to the inclusion of its 2002 Auditors' Report issued for the Company's

Form 10-K for Fiscal 2002 in the Company's Form 10-K/A for Fiscal 2003 filed on February 9, 2004. The letter stated that Grant Thornton was withdrawing its 2002 Auditors' Report and that its report could no longer be relied on, and that it was withdrawing its quarterly review reports for each fiscal quarter during which it served as the Company's auditors.

The financial statements for the three years ended June 30, 2003 were restated to correct this error. As a result of the restatement, receivables as of June 30, 2003 have been reduced by $1,114,725 and commission liabilities have been reduced by $923,658 Stockholder's deficit increased by $191,067.

For the years ended 2002 and 2001 receivables were reduced by $1,174,824 and $1,066,152. Commission liabilities were reduced by $952,422 and $898,155.

Losses for the year ended June 30, 2003, 2002 and 2001 decreased by $31,334, increased by $54,405 and increased by $97,747 respectively.

Revenues for the years ended June 30, 2003, 2002, and 2001 increased by $60,009, decreased by $108,672 and decreased by $363,654 respectively. Commission expense for the years ended June 30, 2003, 2002 and 2001 increased by $28,765, decreased by $54,266 and decreased by $265,907 respectively.

As the error applied to the beginning and ending balances of each quarter, the effect on any individual quarter filing on Form 10-Q was immaterial.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain items from the Company's statements of income expressed as a percentage of revenue for fiscal years 2004, 2003 and 2002. The trends illustrated in the following table are not necessarily indicative of future results. All numbers for Fiscal 2003 and 2002.

                     Gilman + Ciocia, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                           As a Percentage of Revenue

                                                                                                                          2002
Amounts                                                                       2004                   2003             RESTATED
                                                                                                 RESTATED            UNAUDITED
                                                                                     (See Note 2 (A) (1))      (See Note 2 (A)
                                                                                                                          (1))
Financial Planning Commissions                                              89.45%                 89.20%               88.10%
Tax Preparation Fees                                                        10.55%                 10.80%               11.00%
E1040.Com                                                                    0.00%                  0.00%                0.10%
Direct Mail Services                                                         0.00%                  0.00%                0.80%
Total Revenue                                                              100.00%                100.00%              100.00%

Cost of Sales: Commissions                                                  57.35%                 59.10%               59.98%

Gross Profit                                                                42.65%                 40.90%               40.02%

Salaries                                                                    19.72%                 23.25%               33.35%
General and Administrative Expense                                          12.03%                 17.07%               20.83%
Advertising                                                                  2.27%                  0.87%                1.73%
Brokerage Fees & Licenses                                                    2.67%                  2.93%                3.05%
Rent                                                                         3.40%                  4.14%                4.29%
Depreciation and Amortization                                                2.56%                  3.05%                5.06%
Loss on Sold Assets                                                          0.00%                  0.00%                0.00%
Goodwill and Other Intangibles Impairment Loss 6.2                           0.00%                  0.69%               13.40%
Total Operating Expenses                                                    42.65%                 52.01%               81.71%

Income (Loss) from Continuing Operations                                     0.00%                -11.11%              -41.69%

Other Income (Expense)                                                      -1.70%                 -3.18%               -0.97%

Income (loss) before income taxes                                           -1.70%                -20.00%              -35.20%
Provision (benefit) for income taxes                                         0.03%                 -0.10%                1.40%

Net loss from Continuing Operations                                         -1.73%                -20.10%              -33.80%

FISCAL 2004 COMPARED TO FISCAL 2003 (AS RESTATED)

Except as noted, the numbers and explanations presented below represent results from Continuing Operations only.

Revenue. The Company's revenues for the fiscal year ended June 30, 2004 were $59.9 million compared to $54.2 million for the fiscal year ended June 30, 2003, an increase of $5.7 million. This increase was primarily attributable to an increase in financial planning services and an increase in tax preparation revenues. The increase in financial planning and tax revenue for Fiscal 2004 was primarily a product of the Company's marketing efforts combined with its focus on its core business.

Commission Expenses. The Company's commission expense for the Fiscal year ended June 30, 2004 was $34.4 million on 57.3% of revenue compared to commission expense of $32.0 million on 59.1% of revenue for Fiscal 2003. This increase of $2.3 million is attributed to the rise in revenue.

Operating Expenses. The Company's operating expenses for the fiscal year ended June 30, 2004 were $25.5 million or 42.6% of revenues compared to operating expenses of $28.1 million or 52.0% of revenues for the fiscal year ended June 30, 2003. Operating expenses for the fiscal year ended June 30, 2004 had a decrease of $.7 million in salaries, $2.0 million in general and administrative expenses, $.2 million in rent, $.1 million in depreciation and amortization, $.4 million in goodwill impairment losses and an increase of $.9 million in advertising expense.

Salaries. Salaries consist primarily of salaries and related payroll taxes and employee benefit costs. For the fiscal year ended June 30, 2004, salaries decreased $.7 million or 6.2%, to $11.8 million from $12.5 million for the fiscal year ended June 30, 2003. The decrease in salaries is primarily attributed to lower seasonal employment levels and lower employment levels at the Company's headquarters.

General and Administrative Expense. General and administrative expense consist primarily of expenses for general corporate functions including outside legal and professional fees, insurance, telephone, bad debt expenses and general corporate overhead costs. General and administrative expenses for the fiscal year ended June 30, 2004 decreased by $2.0 million or 22.06% to $7.2 million from $9.2 million for the fiscal year ended June 30, 2003. The decrease in general and administrative expense is primarily attributed to lower legal fees and consulting fees, lower bad debt expenses and the continued implementation of cost containment initiatives.

Advertising Expense. Advertising expense for the fiscal year ended June 30, 2004 was $1.4 million compared to $.5 million for the fiscal year ended June 30, 2003. The increase of $.9 million or 18.7% in advertising cost was attributed to an increase of marketing efforts relating to print and media advertisements and the continued implementation of seminar and marketing efforts.

Brokerage Fees and Licenses Expense. Brokerage fees and licenses expense for the fiscal year ended June 30, 2004 was $1.6 million compared to $1.6 million for the fiscal year ended June 30, 2003.

Rent Expense. For the fiscal year ended June 30, 2004, rent expense decreased by $.2 million or 9.4% to $2.0 million compared to $2.2 million for the fiscal year ended June 30, 2003. The decrease in rent expense is primarily attributed to the closure and consolidation of offices during Fiscal 2003.

Depreciation and Amortization. For the fiscal year ended June 30, 2004, depreciation and amortization expense decreased by $.1 million or 7.1% to $1.5 million compared to $1.6 million for the fiscal year ended June 30, 2003. The decrease in depreciation and amortization is primarily attributed to the decrease of amortization for intangibles due to the impairment and subsequent write down of intangibles at year end fiscal 2003. The remaining decrease is attributable to lower depreciation expense as a result of assets reaching their full depreciable lives during the course of fiscal 2004 as well as reduced capital spending.

Goodwill Impairment Loss. As a result of the Company adopting SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill and other intangible assets were determined to be impaired by $0 million for the fiscal year ended June 30, 2004. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment. The goodwill and impairment loss for the fiscal year ended June 30, 2003 was $.3 million.

Other Income and (Expenses). Other income (expenses) for the fiscal year ended June 30, 2004 was $(1.0) million compared to $(1.7) million for the fiscal year ended June 30, 2003. The improvement in other income (expenses) by $.7 million or 40.9% is comprised of a decrease of $.09 million or 69.2% in interest and investment income recognized, and a decrease of interest expense of $.8 million or 42.8% due to higher debt level in Fiscal 2003.

Loss from Continuing Operations Before Income Taxes. The Company's loss from continuing operations before taxes for the fiscal year ended June 30, 2004 was $(1.0) million compared to a loss of $(7.8) million for the fiscal year ended June 30, 2003, an improvement of $6.8 million. The reduction was primarily related to the Company's continued efforts to raise revenue and cut expenses.

Income Tax Provision. The Company's income tax provision for the fiscal year ended June 30, 2004 was $16,617 compared to an income tax provision of $93,000 for the fiscal year ended June 30, 2003 for a decrease of $76,383 or 82.1%. The decrease in the income tax provision is the result of the lower losses in Fiscal 2004 compared to Fiscal 2003. The Company's effective income tax rate for fiscal year 2004 was 0.0% as compared to 0.7% for Fiscal 2003.

Loss from Continuing Operations. The Company's loss from continuing operations after income taxes for the fiscal year ended June 30, 2004 was $(1.0) million compared to a loss of $(7.8) million for the fiscal year ended June 2003, an improvement of $6.8 million or 87%. The decreased loss is primarily attributed to a decrease in operating expenses, a decrease of impairment of goodwill and other intangible asset, a decrease in interest expense, offset by a decrease in revenues.

Income (Loss) from Discontinued Operations. The Company's loss from discontinued operations for the fiscal year ended June 30, 2004 was $(.1) million compared to a loss of $(6.0) million for the fiscal year ended June 2003, a reduced loss of $5.8 million or 92.9%. The company realized a gain/loss on the disposal of these offices. For Fiscal 2004, the Company realized an income of $6.0 million compared to a loss of ($6.1) million in Fiscal 2003, an increase of $12.2 million.

Net Income. The Company's net income for the fiscal year ended 2004 was $5.05 million compared to a loss of ($13.99) million in fiscal year ended 2003, an increase of $19.0 million.

The Company's business is seasonal, with a significant component of its revenue earned during the tax season of January through April. The effect of inflation has not been significant to the Company's business in recent years.

FISCAL 2003 (AS RESTATED) COMPARED TO FISCAL 2002 (AS RESTATED)

Revenue. The Company's revenues for the fiscal year ended June 30, 2003 were $54.1 million compared to $55.8 million for the fiscal year ended June 30, 2002, a decrease of $1.7 million. This decrease was primarily attributable to lower tax preparation revenues and lower financial planning revenue. The decline in revenues from tax preparation is attributable to a reduction in on-line returns prepared and the impact of some tax preparer attrition.

The $.1 million or 1.5% year-to-year increase in the tax preparation revenue is attributed to an increase in price competition, offset in part by the acquisition of new tax practices during Fiscal 2002. The Company's financial planning revenue decreased by $1.2 million or 2.5% to $48.4 million from $49.6 million as a result of marketing and seminar efforts. The decline in the financial markets resulted in declines in the volume of securities transactions and in market liquidity, which resulted in lower revenues from trading activities and commissions. In Fiscal 2003, e1040.com contributed approximately $0 of revenues compared to approximately $69,000 in Fiscal 2002. This significant 100% reduction was attributed to a reduced advertising and media campaign budget, as well as increased price competition for online tax services.

Commission Expenses. The Company's commission expense for the Fiscal year ended June 30, 2003 was $32.0 million or 59.1% of revenue compared to commission expense of $33.5 million on 60.0% of revenue for Fiscal 2002.

Operating Expenses. The Company's operating expenses for the fiscal year ended June 30, 2003 were $28.1 million or 52.0% of revenues compared to operating expenses of $45.6 million or 81.7% of revenues for the fiscal year ended June 30, 2002. Operating expenses for the fiscal year ended June 30, 2003 had decreases of $6.0 million in salaries; $2.4 million in general and administrative expenses; $.1 million in rent; $1.2 million in depreciation and amortization; $7.1 million in goodwill and intangible assets impairment losses; $.5 million in advertising; and $.1 million in brokerage fees.

General and administrative expense. General and administrative expense consist primarily of expenses for general corporate functions including outside legal and professional fees, insurance, telephone, bad debt expenses and general corporate overhead costs. General and administrative expenses for the fiscal year ended June 30, 2003 decreased by $2.4 million or 20.7% to $9.2 million from $11.6 million for the fiscal year ended June 30, 2002. The decrease in general and administrative expense is attributed to the Company's cost reduction efforts, lower professional fees, and expenses related to the proxy fight of the concerned shareholders during Fiscal 2002.

Rent Expense. For the fiscal year ended June 30, 2003, rent expense decreased by $.1 million or 6.2% to $2.2 million compared to $2.3 million for the fiscal year ended June 30, 2002. The decrease in rent expense is primarily attributed to closure of offices.

Depreciation and Amortization. For the fiscal year ended June 30, 2003, depreciation and amortization expense decreased by $1.1 million or 41.5% to $1.6 million compared to $2.8 million for the fiscal year ended June 30, 2002. The decrease in depreciation and amortization is primarily attributed to the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" on July 1, 2001, which required the Company to stop amortizing goodwill and indefinite lived intangible assets.

Advertising Expense. Advertising expense for the fiscal year ended June 30, 2003 was $.5 million compared to $1.0 million for the fiscal year ended June 30, 2002. The decrease of $.5 million or 51.1% in advertising cost was attributed to reduced seminar mailings during Fiscal 2003.

Goodwill and Other Intangible Assets Impairment Loss. As a result of the Company adopting SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill and other intangible assets were determined to be impaired by $.4 million for the fiscal year ended June 30, 2003 compared to a write down of $7.5 million for 2002. Of the $7.5 million, $5 million relates to continuing operations and the remaining $2.5 million relates to the offices that are included in discontinued operations. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment.

Other Income and (Expenses). Other income (expenses) for the fiscal year ended June 30, 2003 was $(1.7) million compared to $(0.5) million for the fiscal year ended June 30, 2002. The increase in other income (expenses) of $(1.1) million or 217% is comprised of a decrease of $2.1 million or 94.2% in interest and investment income recognized, a decrease of interest expense of $.06 million or 3.3% due to higher debt level in Fiscal 2002. Other income (expense) decreased $.9 million or (100)% from income of $.9 million in 2002 to $0 million in 2003.

(Loss) From Continuing Operations Before Taxes. The Company's loss before taxes for the fiscal year ended June 30, 2003 was ($7.7) million compared to a loss of ($23.8) million for the fiscal year ended June 30, 2002, an improvement of $16.1 million.

Income Tax Provision (Benefit). The Company's income tax (benefit) for the fiscal year ended June 30, 2003 was $.09 million compared to an income tax provision of $0.13 million for the fiscal year ended June 30, 2002 for a decrease of $.04 million or .03%. The decrease in the income tax provision is the result of the increased losses in Fiscal 2003 of subsidiaries with taxable profits in 2002.

Loss from Continuing Operations. The Company's loss from continuing operations after income taxes for the fiscal year ended June 30, 2003 was $(7.8) million compared to a loss of $(23.9) million for the fiscal year ended June 2002, an increase of $16.1 million. The decrease is primarily attributed to a decline in expenses and impairment of goodwill and other intangible assets.

Income (loss) from Discontinued Operations. The Company's loss from discontinued operations for the fiscal year ended June 30, 2003 was $6.1 million compared to income of $1.6 million for the fiscal year ended June 30, 2002, a decrease of $7.7 million. The decrease is related to expenses of closed and discontinued operations.

Net (Loss). The Company's net loss for the fiscal year ended 2003 was $(13.99) million compared to a loss of $(22.35) million in fiscal year ended 2002, a net loss decrease of $8.3 million or 37.4%.

The Company's business is seasonal, with a significant component of its revenue earned during the tax season of January through April. The effect of inflation has not been significant to the Company's business in recent years.

LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues have been, and are expected to continue to be, significantly seasonal. As a result, the Company must generate sufficient cash during the tax season, in addition to its available bank credit, to fund any operating cash flow deficits in the first half of the following fiscal year. Operations during the non-tax season are primarily focused on financial planning services along with some ongoing accounting and corporate tax revenue. Since its inception, the Company has utilized funds from operations, proceeds from its initial public offering and bank borrowings to support operations, finance working capital requirements and complete acquisitions. As of June 30, 2004 the company had $498,545 in cash and cash equivalents and $1.18 million in marketable securities. PCS is subject to the SEC's Uniform Net Capital Rule 15c 3-1 which require the maintenance of minimum regulatory net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed the greater of 15 to 1 or $100,000.

In February 2002, Prime Partners, Inc. of New York (previously known as Prime Financial Services, Inc., New York) loaned to the Company $1.0 million at a stated interest rate of 10% which was repaid in full plus accrued interest of $14,855 in April 2002. During the fiscal year ended June 30, 2001, Prime Partners, Inc. loaned to the Company an aggregate of $600,000. A total of $465,608 in loans were made by Prime Partners, Inc. to the Company during Fiscal 2003. During Fiscal 2004, the Company repaid a significant portion of Prime Partner's debt. As of June 30, 2004, the Company owed Prime Partners, Inc. $276,488. Michael Ryan, the Company's Chief Executive Officer and President, is one of the major shareholders of Prime Partners, Inc.

The Company received total consideration under the Pinnacle Asset Purchase of approximately $7,270,000. See Note 3 of the Consolidated Financial Statements for a discussion of the Pinnacle Transaction. In addition to the Pinnacle transaction, in Fiscal 2004, the Company completed the sale of 3 other offices to various parties for an aggregate cash sales price of approximately $275,000. The Company's cash flows used in operating activities totaled $3.1 million for the fiscal year ended June 30, 2004 compared to cash flows used by operating activities of $1.5 million for the fiscal year ended June 30, 2003. The increase of $1.6 million in cash used in operating activities was due primarily to the payment of outstanding trade payables and settlement of lawsuits and arbitrations.

On February 17, 2004, the Company closed the Stock Purchase Agreement with Daniel R. Levy and Joseph Clinard for the sale of all of the authorized, issued and outstanding capital stock of North Ridge and North Shore. The Company received $162,500 in cash at the closing, $37,500 was paid to Wachovia against the principal of the Wachovia Loan, and the $862,500 balance will be paid to the Company by Mr. Levy in monthly payments pursuant to the terms of a promissory note commencing on May 1, 2004 and ending on April 1, 2016. The interest rate on the note is equal to the prime rate at JP Morgan Chase Bank plus 2%, but the interest rate cannot exceed 8% until January 1, 2009. A copy of the Stock Purchase Agreement is attached as Exhibit 10.15. See Note 3 of the Consolidated Financial Statements for a discussion of the Stock Purchase Agreement.

Net cash provided by investing activities totaled $5.8 million for the fiscal year ended June 30, 2004 compared to cash flows provided by investing activities of $1.4 million for the fiscal year ended June 30, 2003. The increase in cash provided was primarily attributed to proceeds received and assumption of debt from the sale of discontinued operations as well as a decrease in capital expenditures. These were partially offset by a decrease in cash proceeds from the sale of properties and decreases in cash paid for acquisitions.

The Company's cash flows used in financing activities totaled $3.1 million for the fiscal year ended June 30, 2004 compared to cash flows used by financing activities of $1.2 million for the fiscal year ended June 30, 2003. The increase of $1.9 million in cash used in financing is due primarily to repayment of bank and capital lease obligations.

CONTRACTUAL OBLIGATION AND COMMERCIAL COMMITMENTS

The table below summarizes the Company's contractual obligations for the five years subsequent to June 30, 2004 and thereafter. The amounts represent the maximum future cash contractual obligations.

                                                               Payment Due by Period

                                                                       2006 to        2008 to          After
Contractual Obligations                   Total          2005           2007           2009            2010
                                      -----------------------------------------------------------------------
Debt                                  $ 9,461,655    $ 9,349,493    $    37,681    $    41,614    $    32,867
Operating Leases                        6,139,740      2,682,950      2,536,636        529,845        390,350
Capital Leases                            355,959        232,023        102,525         21,411             --
                                      -----------------------------------------------------------------------
Total contractual cash obligations    $15,957,354    $12,264,416    $ 2,676,842    $   592,870    $   423,221
                                      =======================================================================

In connection with the Pinnacle sale, all operating leases associated with the Purchased Offices were assigned to Pinnacle, but the Company still remains liable on the leases. Aggregate operating lease commitment amounts included in the table above with respect to the leases assigned to Pinnacle in November 2002 are $1,040,246, $489,844, $190,103 and $58,095 for the fiscal years ending June
30, 2005, 2006, 2007, 2008 and thereafter, respectively.

The Company is also contractually obligated to certain employees and executives pursuant to commission agreements and compensation agreements. See "Certain Relationships and Related Transactions".

MARKET FOR COMPANY'S COMMON EQUITY

The shares of the Company's Common Stock were delisted from the Nasdaq National Market in August 2002 and are now traded in the over-the-counter market on what is commonly referred to as the "pink sheets". As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. In addition, the Company is now subject to Rule 15c2-11 promulgated by the SEC. If the Company fails to meet criteria set forth in such Rule (for example, by failing to file periodic reports as required by the Exchange Act), various practice requirements are imposed on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have a materially adverse effect on the ability of broker-dealers to sell the Company's securities, which may materially affect the ability of stockholders to sell the securities in the secondary market.

The delisting makes trading the Company's shares more difficult for investors, potentially leading to further declines in share price. It also makes it more difficult for us to raise additional capital. The Company will also incur additional costs under state blue-sky laws if we sell equity due to our delisting.

EFFECTS OF INFLATION

Due to relatively low levels of inflation in 2004, 2003, 2002, 2001 and 2000, inflation has not had a significant effect on the Company's results of operations since inception.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company has presented the following financial statements:

      o Fiscal year ended June 30, 2004, audited by Radin, Glass & Co., LLP whose report is included below.

      o Restated financial statements for fiscal year ended June 30, 2003, audited by Radin, Glass & Co. LLP, whose report is included below.

      o Fiscal year ended June 30, 2002 was audited by Grant Thornton. However, on February 13, 2004, the Company received a letter from Grant Thornton, its previous auditors, advising the Company that it did not consent to the inclusion of its 2002 Auditors' Report issued for the Company's Form 10-K for Fiscal 2002 in the Company's Form 10-K/A for Fiscal 2003 filed on February 9, 2004. The letter stated that Grant Thornton was withdrawing its 2002 Auditors' Report and that its report could no longer be relied on, and that it was withdrawing its quarterly review reports for each fiscal quarter during which it served as the Company's auditors.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Public Accountants...................................  39

Consolidated Balance Sheets as of June 30, 2004 and 2003....................  40

     Consolidated Statements of Operations

     for the years ended June 30, 2004, 2003 and unaudited 2002.............  41

     Consolidated Statements of Stockholders' Equity (Deficit)

     for the years ended June 30, 2004, 2003 and unaudited 2002.............  42

     Consolidated Statements of Cash Flows

     for the years ended June 30, 2004, 2003 and unaudited 2002 ............. 43

Notes to Consolidated Financial Statements..................................  44

      All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

                           INDEPENDENT AUDITORS REPORT

Stockholders and Directors of
Gilman + Ciocia, Inc.
Poughkeepsie, NY

We have audited the accompanying consolidated balance sheet of Gilman + Ciocia, Inc. and subsidiaries as of June 30, 2004 and 2003 and the related consolidated statements of operations, stockholders' deficit and cash flows for each the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the prior year were audited by other auditors which reports are not included herein as indicated above.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gilman + Ciocia, Inc. and subsidiaries at June 30, 2004 and 2003 and the results of its operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States.


/s/ Radin, Glass & Co., LLP
New York, NY
September 30, 2004

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                            Restated

                                                                         June 30, 2004    June 30, 2003
                                                                                        See Note 2 (A) (1)
                                                                         -------------  ------------------
Assets

Cash & Cash Equivalents                                                   $    498,545     $    955,097
Marketable Securities                                                        1,184,907          969,622
Trade Accounts Receivable, Net                                               3,678,204        4,293,527
Receivables from Officers, Shareholders
  and employees, net                                                           138,564          555,839
Assets of Discontinued Operations                                                3,568            3,568
Due From Office Sales - Current                                                287,325          237,302
Prepaid Expenses and Other Current Assets                                      365,117          476,397
Income Taxes receivable                                                             --           27,590
                                                                          ------------     ------------

    Total Current Assets                                                     6,156,230        7,518,942

Fixed Assets, Net                                                            1,616,661        2,396,313
Goodwill                                                                     3,837,087        3,900,072
Intangible Assets, Net                                                       5,631,123        6,133,248
Due from Office Sales - Non Current                                          1,181,128          522,090
Other Assets                                                                   505,351        1,010,449
                                                                          ------------     ------------

    Total Assets                                                          $ 18,927,579     $ 21,481,114
                                                                          ============     ============

Liabilities and Stockholders' Equity (Deficit)

Accounts Payable and Accrued Expenses                                       10,375,471       13,120,150
Current Portion of Notes Payable & Cap. Leases                               9,113,793       11,284,118
Payable to Related Party                                                       445,000          882,500
Liabilities of Discontinued Operations                                              --        1,725,707
                                                                          ------------     ------------

    Total Current Liabilities                                               19,934,264       27,012,475

Long term portion of notes payable and cap leases                              212,440          650,622
Other Liabilities                                                                   --           11,000
                                                                          ------------     ------------

    Total Liabilities                                                       20,146,704       27,674,097
                                                                          ------------     ------------

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value; 100,000 shares authorized; no shares issued and outstanding at June 30, 2004, and 2003 respectively
Common Stock, $0.01 par value 20,000,000 shares authorized; 10,219,561
and 10,039,561 shares issued at June 30, 2004, and 2003 respectively           102,195          100,395
Additional Paid in Capital                                                  29,897,210       29,850,805
Treasury Stock 1,326,839 and 278,222 shares of common stock,
respectively, at cost                                                       (1,306,288)      (1,075,593)
Note receivable for acquired shares                                                 --         (105,000)
Retained Deficit                                                           (29,912,242)     (34,963,590)
                                                                          ------------     ------------

    Total Stockholders' Equity (Deficit)                                    (1,219,125)      (6,192,983)
                                                                          ------------     ------------

Total Liabilities & Stockholders' Equity (Deficit)                        $ 18,927,579     $ 21,481,114
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

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Year Ended June 30,
                                                ------------------------------------------------------

                                                    2004          2003 Restated       2002 Restated
                                                                                       (Unaudited)
                                                                See Note 2 (a) (1)  See Note 2 (a) (1)
                                                ------------    ------------------  ------------------
Revenues:

  Financial Planning Services                   $ 53,587,859       $ 48,430,079       $ 49,660,534
  Tax Preparation Fees                             6,323,190          5,747,883          5,660,915
  E1040.com                                               --                 --             69,096
  Direct Mail Services                                    --                 --            505,407
                                                ------------       ------------       ------------
    Total Revenues                                59,911,049         54,177,962         55,895,952
                                                ------------       ------------       ------------

Cost of Sales/ Commissions                        34,361,369         32,018,741         33,527,796
                                                ------------       ------------       ------------

  Gross Profit:                                   25,549,681         22,159,221         22,368,156
                                                ------------       ------------       ------------

Operating Expenses:

Salaries                                          11,813,611         12,595,721         18,642,972
General & Administrative                           7,207,947          9,247,843         11,643,324
Advertising                                        1,360,814            474,040            969,358
Brokerage Fees & Licenses                          1,599,050          1,590,098          1,706,423
Rent                                               2,034,374          2,245,373          2,395,592
Depreciation & Amortization                        1,536,570          1,654,104          2,825,691
Loss on Sale of Equipment                                 --                 --                 --
Goodwill Impairment                                       --            371,793          7,489,098
                                                ------------       ------------       ------------

    Total Operating Expenses                      25,552,366         28,178,971         45,672,458
                                                ------------       ------------       ------------

Income (loss) from                                    (2,685)        (6,019,750)       (23,304,302)
  continuing operations before other            ------------       ------------       ------------
  income and expenses

Other Income (Expenses):

  Interest and investment income                      39,856            129,462          2,268,122
  Interest expense                                (1,057,244)        (1,850,885)        (1,915,028)
  Other Income (Expense), Net                             --                              (895,746)
                                                ------------       ------------       ------------

Total Other Income (Expense)                      (1,017,388)        (1,721,423)          (542,652)
                                                ------------       ------------       ------------

Loss from continuing operations                   (1,020,073)        (7,741,173)       (23,846,954)
  before income taxes                           ------------       ------------       ------------

Income taxes (benefit)                                16,617             93,000            135,046
                                                ------------       ------------       ------------

Loss from continuing operations                   (1,036,690)        (7,834,173)       (23,982,000)
                                                ------------       ------------       ------------

Discontinued Operations:

Income (loss) from discontinued operations          (125,047)        (6,005,118)         1,654,144
                                                ------------       ------------       ------------

Gain (loss) on disposal of                         6,213,272           (157,617)           (30,847)
  discontinued operations                       ------------       ------------       ------------

Income taxes (benefit)                                    --                 --                 --

Income (loss) from discontinued operations         6,088,225         (6,162,735)         1,623,297
                                                ------------       ------------       ------------

Net Income (loss)                               $  5,051,535       $(13,996,908)      $(22,358,703)
                                                ============       ============       ============

Net Income (Loss) per share:
  Basic and diluted net loss                    $       0.54       $      (1.48)      $      (2.59)
                                                ============       ============       ============

Weighted Average number of common shares outstanding

Basic and diluted shares outstanding               9,388,764          9,440,815          8,647,966
                                                ============       ============       ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

                                                        Common Stock                  Additional Paid In   Retained Earnings


                                                  Shares               Amount               Capital       (Accumulated Deficit)
                                               ------------         ------------         ------------     ---------------------
Opening Balances- July 1, 2001(Unaudited)         8,654,829               86,548           27,711,953            1,392,030

Comprehensive loss:
    Net loss, as restated                                --                   --                   --          (22,358,704)

Purchase of treasury stock                               --                   --                   --                   --
Issuance of common stock in
connection with exercise of
stock options                                         3,500                   35                9,590                   --
Re-issuance of treasury
stock-employee stock purchase
plan                                                     --                   --              (54,516)                  --
Issuance of warrants in
connection with refinancing                              --                   --              300,000                   --
Issuance of common stock in
connections with loan
agreement                                           195,298                1,953              448,047                   --
Issuance of common stock in
connections with business
combinations                                        390,576                3,906            1,239,468                   --
Rescindment of acquisition                          (41,176)                (412)            (120,235)                  --

Balance June 30, 2002 (Unaudited)                 9,203,027               92,030           29,534,307          (20,966,674)
                                               ---------------------------------------------------------------------------

Opening Balances- July 1, 2002                    9,203,027               92,030           29,534,307          (20,966,674)

Net Loss (as restated)                                                                                         (13,996,916)

With earnout agreement                               16,534                  165                6,448

Issuance of stock in connection                     820,000                8,200              310,050

Purchase of Treasury Shares

Balance June 30, 2003                            10,039,561              100,395           29,850,805          (34,963,590)
                                               ---------------------------------------------------------------------------

Net Income                                                                                                       5,051,535

Treasury Shares reclaimed

Issuance of stock in connection                     180,000                1,800               46,200
with default of note

Reversal of Stock Subscriptions

                                               ---------------------------------------------------------------------------
Balances June 30, 2004                           10,219,561              102,195         $ 29,897,005         $(29,912,055)
                                               ===========================================================================

                                               Treasury Stock                        Subscriptions/Note

                                                                                       Receivable for    Total Stockholders'
                                                   Shares               Amount           Shares Sold           Equity
                                                ------------         ------------      --------------    -------------------
Opening Balances- July 1, 2001(Unaudited)            337,519           (1,329,095)         (105,000)         27,756,436

Comprehensive loss:
    Net loss, as restated                                 --                   --                --         (22,358,704)

Purchase of treasury stock                            47,937             (120,576)               --            (120,576)
Issuance of common stock in
connection with exercise of
stock options                                             --                   --                --               9,625
Re-issuance of treasury
stock-employee stock purchase
plan                                                (121,964)             383,675                --             329,159
Issuance of warrants in
connection with refinancing                               --                   --                --             300,000
Issuance of common stock in
connections with loan
agreement                                                 --                   --                --             450,000
Issuance of common stock in
connections with business
combinations                                              --                   --                --           1,243,374
Rescindment of acquisition                                --                   --                --            (120,647)

Balance June 30, 2002 (Unaudited)                    263,492           (1,065,996)         (105,000)          7,488,667
                                               ------------------------------------------------------------------------

Opening Balances- July 1, 2002                       263,492           (1,065,996)         (105,000)          7,488,667

Net Loss (as restated)                                                                                      (13,996,916)

With earnout agreement                                                                                            6,613

Issuance of stock in connection                                                                                 318,250

Purchase of Treasury Shares                           14,730               (9,597)                               (9,597)

Balance June 30, 2003                                278,222           (1,075,593)         (105,000)         (6,192,983)
                                               ------------------------------------------------------------------------

Net Income                                                                                                    5,051,535

Treasury Shares reclaimed                          1,048,616             (230,677)                             (230,677)

Issuance of stock in connection                                                                                  48,000
with default of note

Reversal of Stock Subscriptions                           --                                105,000             105,000

                                               ------------------------------------------------------------------------
Balances June 30, 2004                             1,326,838         $ (1,306,270)        $      --        $ (1,219,125)
                                                =======================================================================

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Year Ended June 30,
                                                                      ------------------------------------------------------

                                                                                         2003 Restated      2002 Restated
                                                                                                             (Unaudited)
                                                                          2004        See Note 2 (a) (1)  See Note 2 (a) (1)
                                                                      ------------    ------------------  ------------------
Cash Flows From Operating Activities:

Net Loss / Income                                                     $  5,051,535       $(13,996,916)      $(22,358,704)
Adjustments to reconcile net loss to net casy used in
operating activities:
Depreciation and amortization                                            1,539,867          2,167,256          3,651,001
Issuance of common stock for debt default penalties and interest            48,000            318,250                 --
Goodwill and other intangible assets impairment loss                            --          3,851,585          7,489,099
Amortization of debt discount                                              209,015            482,834            267,258
Provision (benefit) for income taxes                                            --             93,000            135,046
Loss (gain) on a rescission of an acquisition contract                          --                 --            205,832
(Gain) Loss on sale of discontinued operations                          (6,213,707)                --                 --
(Gain) Loss on sale of equipment and properties                                 --             85,325           (218,015)
Due From Office Sales                                                     (709,061)                --                 --
Increase in Allowance for Doubtful accounts                                169,839            289,231          1,879,280
(Income) Loss from joint venture                                                --            (66,747)             4,808
Changes in assets and  liabilities:                                             --                 --                 --
Accounts receivable, Net                                                   445,486          1,621,503          1,430,473
Prepaid and other current assets                                           111,281           (321,480)           744,216
Change in marketable securities                                           (215,285)           798,862         (1,486,439)
Receivables from officers, shareholders and employees                      417,275            372,208           (300,170)
Other Assets                                                               505,098            539,761           (400,950)
Accounts Payable and accrued expenses                                   (4,470,386)         1,639,770          4,282,085
Income taxes receivable (payable)                                           27,589            608,087             68,879
Decrease in Other liabilities                                              (11,000)            31,000                 --
                                                                      ------------       ------------       ------------

Net cash provided by (used in) operating activities                     (3,094,453)        (1,486,471)        (4,606,301)
                                                                      ------------       ------------       ------------

Cash Flows from investing activities:
Capital Expenditures                                                       (72,524)          (146,090)        (1,004,689)
Cash paid for acquisitions, net of cash acquired                          (122,582)          (326,774)          (262,500)
Cash Paid for the sale of businesses                                            --            (25,000)                --
Proceeds from the sale of discountinued operations                       6,004,709          1,863,254                 --
Proceeds from the sale of joint ventures                                        --             90,000                 --

Proceeds from the sale of property and equipment                                --             14,000            861,220
                                                                      ------------       ------------       ------------

Net cash (used in) provided by investing activities                      5,809,603          1,469,390           (405,969)
                                                                      ------------       ------------       ------------

Cash Flows from Financing Activities:
Adquisition of treasury stock                                             (230,695)            (9,597)          (120,576)
Notes Recieveable for Shares                                               105,000
Proceeds from bank and other loans                                         583,249          1,541,561         10,250,000
Payments of bank loans and capital lease obligations                    (3,629,256)        (2,783,592)        (8,316,647)
Net proceeds from issuance of common stock and
  exercise of common stock options and warrants                                 --                 --              9,625
                                                                      ------------       ------------       ------------

Net cash (used in) provided by Financing Activities:                    (3,171,702)        (1,251,628)         1,822,402
                                                                      ------------       ------------       ------------

Net change in cash and cash equivalents                                   (456,552)        (1,268,709)        (3,189,868)
Cash and cash equivalents at beginning of period                           955,097          2,223,806          5,413,674
                                                                      ------------       ------------       ------------

Cash and cash equivalents at end of period                            $    498,545       $    955,097       $  2,223,806
                                                                      ============       ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid during the period for:

Interest                                                              $  1,057,244       $    510,334       $    577,450
                                                                      ============       ============       ============

Income Taxes                                                                             $         --       $     33,833
Supplemental Disclosure of Non-Cash Transactions:
Re-Issuance of treasury stock at fair value                                     --                 --            383,675
Common stock and options issued in connection with
   business combination                                                         --              6,613            893,374
Issuance of common stock for debt default penalties and interest            48,000            318,250                 --
Exercise of stock options                                                       --                 --                 --
Equipment acquired under capital leases                                     20,987             70,860            422,254
Issuance of common stock upon loan obligation                                   --                 --            450,000
Note receivable on rescission of acquisition contract                           --                 --                 --
Value of warrants issued                                              $         --       $         --       $    300,000

Details of business combinations:
Fair value of assets acquired                                         $         --       $    326,774       $  1,165,874
Less: Liabilities assumed                                                       --                 --            (10,000)
Less: Stock Issued                                                              --                 --           (893,374)
                                                                      ------------       ------------       ------------

Cash Paid for Acquisitions                                            $         --       $    326,774       $    262,500
                                                                      ============       ============       ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                      GILMAN + COCIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     JUNE 30, 2004, 2003, AND Unaudited 2002

1. ORGANIZATION AND NATURE OF BUSINESS

      (a) Description of the Company

Gilman + Ciocia, Inc. (together with its wholly owned subsidiaries, the "Company") is a corporation that was organized in 1981 under the laws of the State of New York and reincorporated under the laws of the State of Delaware in 1993. The Company provides financial planning services, including securities brokerage, insurance and mortgage agency services, and federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets. In Fiscal 2004, approximately 89% of the Company's revenues were derived from commissions on financial planning services and approximately 11% were derived from fees for tax preparation services. As of June 30, 2004, the Company had 36 offices operating in 6 states (New York, New Jersey, Connecticut, Florida, Maryland and Colorado).

As a result of a number of defaults under its agreements with Wachovia, on November 27, 2002, the Company entered into a debt forbearance agreement with Wachovia and subsequently amended the debt forbearance agreement on June 18, 2003 and on May 4, 2004. Another of its lenders, Travelers claimed several defaults under its agreement, but acknowledged that it was subject to the terms of a subordination agreement which restricts the remedies it can pursue against the Company. The Company's debt to Rappaport was due on October 30, 2002, but remains unpaid. This debt is also subordinated to Wachovia. Rappaport is entitled to receive shares of the Company's common stock monthly while the debt remains unpaid. As a result of these defaults, the Company's debt as to those lenders is classified as current liabilities on its financial statements. See
Note 9 to Consolidated Financial Statements for a discussion of the Company's debt.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Restatements

(1) The financial statements for the three years ended June 30, 2003 were restated to correct a timing error in the recording of receivables and the related accrual for commission liabilities relating to asset management services. In January 2004, subsequent to the filing of the Form 10-K for the year ended June 30, 2003, management discovered and informed the auditors that revenues and related commission expenses for asset management services, billed and incurred in the quarter ended September 30, 2003 for services to be rendered in that quarter, had been recorded as of June 30, 2003. Further, it was ascertained that this error in revenue and expense recognition had been occurring since the 1999 acquisition of Asset and Financial Planning Ltd. and had gone undetected for four years. The receivables and commissions recorded originally prematurely recorded at each quarter end were received and paid by the Company during the subsequent quarter.

The financial statements for the three years ended June 30, 2003 were restated to correct this error. As a result of the restatement, receivables as of June 30, 2003 were reduced by $1,114,725 and commission liabilities were reduced by $923,658. Stockholder's deficit increased by $191,067.

For the year ended 2002 receivables were reduced by $1,174,824. Commission liabilities were reduced by $952,422.

Losses for the year ended June 30, 2003 and 2002 decreased by $31,334 and increased by $54,405 and increased by $97,747 respectively.

Revenues for the years ended June 30, 2003 and 2002 increased by $60,009 and decreased by $108,672 respectively. Commission expense for the years ended June 30, 2003 and 2002 have increased by $28,765 and decreased by $54,266 respectively.

As the error applied to the beginning and ending balances of each quarter, the effect on any individual quarter filing on Form 10-Q was immaterial.

(2) On February 13, 2004, the Company received a letter from Grant Thornton, its previous auditors, advising the Company that it did not consent to the inclusion of its 2002 Auditors' Report issued for the Company's Form 10-K for Fiscal 2002 in the Company's Form 10-K/A for Fiscal 2003 filed on February 9, 2004. The letter stated that Grant Thornton was withdrawing its 2002 Auditors' Report and that its report could no longer be relied on, and that it was withdrawing its quarterly review reports for each fiscal quarter during which it served as the Company's auditors.

(b) Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and all majority owned subsidiaries from their respective dates of acquisition (Note
3). All significant inter-company transactions and balances have been eliminated.

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

(f) Marketable Securities

The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company's short-term investments consist of trading securities and are stated at quoted market values, with unrealized gains and losses reported as investment income in earnings. During the fiscal years ended June 30, 2004, 2003, and 2002 the Company recognized unrealized gains (losses) from trading securities of $(49,904), $(163,769 ) and $(957,031) respectively. Realized gains, realized losses and declines in value judged to be other-than-temporary, are included in other income (expense). All such gains and losses are calculated on the basis of specific-identification method. During the fiscal year ending June 30, 2004 the Company recognized $1,737,960 in realized gains. Interest earned is included in earnings. The original cost included in the carrying value of marketable securities at June 30, 2004 is $1,207,376.

Securities sold, but not yet purchased, are stated at quoted market values with unrealized gains and losses reflected in the statements of operations. Subsequent market fluctuations of securities sold, but not yet purchased, may require purchasing the securities at prices that may differ from the market values reflected in the accompanying balance sheets. The liability attributable to securities sold short, but not yet purchased, is $12,210 and is included in accounts payable and accrued expenses.

(g) Accounts Receivable

The Company's accounts receivable consist primarily of amounts due related to financial planning commissions and tax/accounting services performed. The allowance for doubtful accounts represent an amount considered by management to be adequate to cover potential losses, if any. The recorded allowance at June 30, 2004 and 2003 was $629,999 and $346,586 respectively.

(h) Property and Equipment

Property and equipment are carried at cost. Amounts incurred for repairs and maintenance are charged to operations in the period incurred.

Depreciation is calculated on a straight-line basis over the following useful lives:

              Buildings                              31.5 years

              Equipment                               3-5 years

              Furniture and fixtures                  5-7 years

              Leasehold improvements                 5-10 years

              Software                                  5 years

              Assets under capital lease              3-7 years

(i) Goodwill, Other Intangible Assets and Long-lived Assets

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

            Non-Compete Contracts                   3-5 years

            House Accounts                           15 years

            Administrative Infrastructure             7 years

            Independent Contractor Agreements        15 years

The Company reviews long-lived assets, certain identifiable assets and any related to those assets for impairment at least annually or whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. To the extent carrying values have exceeded fair values, and impairment loss has been recognized in operating results.

(j) Website Development and Internal Use Software Costs

In accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," as well as Emerging Issues Task Force ("EITF') 00-02, "Accounting for Website Development Costs," the Company capitalized costs incurred in the application development stage related to the development of its website and its internal use software in the amount of approximately $0, and $162,000 in Fiscal 2004 and Fiscal 2003. Amortization expense is computed on a straight-line basis over a period of three to five years, the expected useful life, and amounted to approximately $91,333, $94,681 and $52,000 for the years ended June 30, 2004, 2003 and 2002 (see Note
5).

(k) Revenue Recognition

The Company recognizes all revenues associated with income tax preparation, accounting services, direct mail services and asset management fees upon completion of the services. Financial planning services include securities and other transactions. The related commission revenue and expenses are recognized on a trade date basis.

(l) Advertising Costs

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

(m) Interest Income (Expenses)

Interest expense relates to interest owed on the Company's debt. Interest expense is recognized over the period the debt is outstanding at the stated interest rates (see Note 9). Interest income relates primarily to interest earned on bonds by the broker-dealer channel. Interest is recognized from the last interest payment date up to but not including the settlement date of the sale.

(n) Income Taxes

Income taxes have been provided using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying estimated tax rates and laws to taxable years in which such differences are expected to reverse.

(o) Stock-based Compensation

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

Prior to 2000, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective July 1, 2000, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2002. Awards under the Company's plans vest over periods ranging from three to five years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2002 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                Year Ended June 30,
                                                       2004            2003             2002
                                                                                    (Unaudited)
Net (Loss) Income, As Reported, As Restated      $   5,051,535    $(13,996,916)    $(22,358,704)

Add: Stock-based employee
Compensation expenses included in
reported net loss, net of related tax effects

Deduct: Total stock-based compensation
expense determined under fair value based
method for all awards, net of related taxes                 --         198,844        2,604,707
                                                 -------------    ------------     ------------

Proforma Net Income (loss)                       $   5,051,535    $(14,195,760)    $(24,963,411)
                                                 =============    ============     ============

Earning (loss) per share

As reported                                      $         .54    $      (1.48)    $      (2.59)
Proforma                                         $         .54    $      (1.50)    $      (2.89)

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

(p) Net Income (Loss) Per Share

Net income (loss) per common share amounts ("basic EPS") are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding and exclude any potential dilution. Net income (loss) per common share amounts assuming dilution ("diluted EPS") are computed by reflecting potential dilution from the exercise of stock options and warrants (See Note
14).

(q) Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, and accounts payable, approximated fair value as of June 30, 2003 because of the relatively short-term maturity of these instruments and their market interest rates. Since the long term debt is in default, it is not possible to estimate its value.

(r) Concentration of Credit Risk

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

(s) Segment Disclosure

As a result of the Company's recent restructuring, Management believes the Company operates as one segment.

(t) Recent Accounting Pronouncements

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

3. BUSINESS COMBINATIONS AND SOLD OFFICES

(A) The Company has financed the sale of a few offices with the receipt of notes to be paid over various terms up to 54 months. The principal payments are to be made at a minimum from 10% of gross financial planning revenues received by the sold office. These notes have guarantees from the respective office purchaser and certain default provisions. These notes are non interest bearing and have been recorded with an 8% discount. The scheduled payments for the balance of the term of these notes are as follows:

                     Business Combinations and Sold Offices

                    2005                            $  285,376
                    2006                               213,981
                    2007                               204,289
                    2008                               187,941
                    2009                                85,319
                 Thereafter                            491,146
                                                    ----------
                   Total                            $1,468,452
                                                    ==========

(B) On November 26, 2002, the Company finalized a transaction pursuant to an asset purchase agreement (the "Purchase Agreement") with Pinnacle, whereby Pinnacle an entity controlled by Thomas Povinelli and David Puyear, former executive officers of the Company, purchased certain assets of the Company. The effective date of the closing under the Purchase Agreement was September 1, 2002. The Company sold to Pinnacle forty seven offices ("Pinnacle Purchased Offices") and all tangible and intangible net assets (the "Purchased Assets") which were associated with the operations of the Pinnacle Purchased Offices, together representing approximately $17,690,000 or approximately 19.0% of the Company's annual revenue for the fiscal year ended June 30, 2002.

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

In connection with the settlement, Pinnacle negotiated a release of the Company from its obligations pursuant to the lease for the Company's former White Plains office. This release was finalized in an Assignment and Assumption of Lease and Consent dated as of February 18, 2004. However, subsequent to the settlement, the Company still remains liable to lessors of equipment and landlords for certain leases assigned to Pinnacle and will have to pay such lessors and landlords if Pinnacle, or guarantors Thomas Povinelli and David Puyear, do not pay. The aggregate of these lease amounts on June 30, 2004 was $1,296,148.

Including the $2,067,800 settlement payment, the Company received total consideration under the Asset Purchase of approximately $7,270,000, comprised of the following:

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

(C) During Fiscal 2004 and 2003, the Company sold 63 of its offices. The Company recognized a gain of $6.2 million on the sale of these offices in Fiscal 2004.

By Stock Purchase Agreement dated as of January 1, 2004, the Company agreed to sell to Daniel R. Levy and Joseph H. Clinard all of the authorized, issued and outstanding capital stock (the "Shares") of North Ridge Securities Corp. ("North Ridge") and North Shore Capital Management Corp. ("North Shore"). The total purchase price for the Shares was $1,100,000 allocated $1,050,000 to the Shares of North Ridge and $50,000 to the Shares of North Shore. The sum of $162,500 was paid to the Company in cash at the closing, the sum of $37,500 was paid to Wachovia at the closing, the sum of $37,500 was to be paid to the Company on or about sixty (60) days after the closing when certain contingencies were met and the $862,500 balance was to be paid to the Company by Mr. Levy in monthly payments pursuant to the terms of a promissory note commencing on May 1, 2004 and ending on April 1, 2016. The interest rate on the note is equal to the prime rate at JP Morgan Chase Bank plus two (2%) percent, but the interest rate cannot exceed eight (8%) percent until January 1, 2009. The Company reported $1.1 million in income from the sale in Fiscal 2004. The transaction closed on February 17, 2004 and Wachovia received the sum of $37,500 on February 17, 2004 and the Company received the sum of $162,500 on February 18, 2004. Mr. Levy: did not pay to the Company the interest payments due on the note on February 1, 2004, March 1, 2004, April 1, 2004 and May 1, 2004; did not pay to the Company the principal payment due on May 1, 2004; and did not obtain and collaterally assign to the Company the term life insurance policy required in the note. Accordingly, on May 6, 2004, the Company sent Mr. Levy a notice of default advising Mr. Levy that the $862,500 principal of the note, and all accrued interest, were accelerated and immediately due and payable, and that the interest rate on the note increased to 16% on February 6, 2004, five (5) days from the date that the first interest payment was due. On May 11, 2004, Mr. Levy's attorney faxed the Company a letter denying that Mr. Levy was in default. In addition, he advised the Company that Mr. Levy had paid and would continue to pay all required principal and interest payments due on the note into the attorney's escrow account. The Company entered into an Amended Stock Purchase Agreement dated as of August 18, 2004 with Mr. Levy and Mr. Clinard settling the dispute with Mr. Levy and Mr. Clinard. Mr. Levy remitted to the Company all payments due under the Promissory Note and he cured all other defaults under the note. The Company credited Mr. Levy with the sum of $35,000 for cash agreed to be an asset of North Ridge as of January 1, 2004.

(D) Financial Data on discontinued operations of offices sold.

                                 For the Year Ended June 30,
                                   2004              2003                2002
                                                                      Unaudited

Revenues                      $  3,044,487       $ 13,573,167       $ 37,029,466

Pre-tax Profits (Loss)            (277,141)      ($ 6,005,118)      $  1,654,144

4. Receivables from officers, stockholders and employees:

                                                                        As of June 30,
                                                                        2004        2003
Demand loans from officers, non-interest bearing Notes               $     --    $109,938
receivable from stockholders of the Company.  Interest is imputed at rates between 6% and 10% per annum, due in 1-5 years

Demand loans from employees and advances to financial planners        974,299     776,866
                                                                     --------    --------

                                                                      974,299     886,804

Less: Current Portion                                                 563,918     555,838
                                                                     --------    --------

Long-term portion (included in other areas)                          $410,380    $330,966
                                                                     ========    ========

Note: Not included in the above numbers are the allowances for uncollectible notes and draws. The reserve amounts for Receivables from officers, stockholders and employees and due from Office Sales are $1,038,679 and $ 924,581, for 2004, and 2003 respectively.

5. PROPERTY AND EQUIPMENT, NET

Major classes of property and equipment consist of the following:

                                                            AS OF JUNE 30,
                                                        2004            2003

Buildings                                           $   317,737     $   317,737
Equipment                                             4,048,137       4,094,599
Furniture and Fixtures                                  630,626         686,462
Leasehold Improvements                                  714,694         705,459
Software                                                674,338         674,338
                                                    -----------     -----------

                                                      6,385,532       6,478,595

Less: Accumulated Depreciation & Amortization        (4,768,871)     (4,082,282)
                                                    -----------     -----------

Total                                               $ 1,616,661     $ 2,396,313
                                                    ===========     ===========

Property and equipment under capitalized leases was $2,015,040 at June 30, 2004 and 2,165,547 at June 30, 2003 respectively. Accumulated amortization related to capital leases was $1,429,563 at June 30, 2004 and $1,305,504 at June 30, 2003,
respectively.

Depreciation expense for property and equipment was $.7 million and $1.0 million for the fiscal years ended June 30, 2004 and June 30, 2003, respectively.

6. GOODWILL

Goodwill included on the accompanying balance sheets as of June 30, 2004 and 2003 was $3,837,086 and $3,900,072, respectively. The Company's goodwill at June 30, 2004 all relates to acquisitions of its broker-dealer subsidiary completed during or prior to the fiscal year ended June 30, 1999, which were accounted for under the purchase method.

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

7. INTANGIBLE ASSETS

During the fiscal years ended June 30, 2004 and 2003, the Company acquired aggregate intangible assets valued at $0 and $1,165,874 respectively, in connection with acquisitions which are accounted for under the purchase method.

Intangible Assets Consist of the following:

                                                         As of June 30,
                                                     2004               2003
                                                     ----               ----

Customer Lists                                  $  5,353,899       $  5,231,316
Broker-Dealer Registration                           100,000            200,000
Non-Compete Contracts                                500,000            800,000
House Accounts                                       600,000            900,000
Administrative Infrastructure                        500,000            700,000
Independent Contractor Agreements                  3,100,000          5,380,000
                                                ------------       ------------
Total                                             10,153,899         13,211,316

Less: Accumulated Amortization &
And Impairment                                    (4,522,775)        (7,078,068)
                                                ------------       ------------

Total                                           $  5,631,123       $  6,133,248
                                                ============       ============

Amortization expense for the fiscal years ended June 30, 2004 and 2003 was computed on a straight-line basis over periods of five to twenty years, and it amounted to $.6 million and $1.4 million, respectively. Annual amortization expense will be approximately $.6 million subsequent to Fiscal 2004.

As required, the Company performed the fair value impairment tests prescribed by SFAS 142 during the fiscal year ended June 30, 2004. Fair value was determined based on recent comparable sale transactions and future cash flow projections. As a result, the Company recognized impairment losses as disclosed on the statement of operations.

8. ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                        As of June 30,

                                                                Restated 2003
                                                  2004        See Note 2 (A) (1)

Accounts Payable                                2,787,243         3,652,608
Commissions Payable                             3,099,904         3,661,410
Accrued Compensation                              337,238           769,638
Accrued Bonuses                                 1,035,844         1,049,007
Accrued Vacation                                  150,426           391,000
Deferred Revenue                                  221,536           433,539
Accrued Litigation                                943,600         1,741,011
Accrued Audit Fees & Tax Fees                     230,500           365,000
Accrued Interest                                  888,419           795,872
Accrued Other                                     680,761         1,136,772
Less: Amounts Related to                               --
Liabilities of Discontinued Operations                 --          (875,707)
                                             ------------      ------------

Total                                        $ 10,375,471      $ 13,120,150
                                             ============      ============

9. DEBT

Debt consists of the following:

                                                                                          As of June 30,

                                                                                       2004             2003
                                                                                       ----             ----
Wachovia Bank                                                                     $  3,320,024     $  5,073,333

Traveler's Insurance Company Facility
($ 4,750,000 and $ 4,750,000 less unamortized debt discount of $185,877
And $394,893 at June 30 2004 and 2003 respectively)                                  4,564,123        4,355,107

Unsecured Promissory Notes                                                             445,000        1,263,128

Unsecured Promissory Note  ($1,000,000 less unamortized debt discount of
                            $ 250,000 at June 30, 2004)                              1,000,000        1,000,000

Note Payable                                                                            67,312           73,909

Note Payable                                                                                --          165,000

Notes Payable for client settlements, payable over periods of up to 7 years at
   varying interest rate to 10%                                                         65,196          443,208

Capitalized Lease Obligations                                                          309,579          642,933
                                                                                  ------------     ------------

Total                                                                                9,771,233       13,016,618

Less: Liabilities for Discontinued Operations                                               --         (199,378)

Less: Current Portion                                                               (9,558,793)     (12,166,618)
                                                                                  ------------     ------------

Total                                                                             $    212,440     $    650,622
                                                                                  ============     ============

The Company is in default on substantially all of its debt.

On December 26, 2001, the Company closed a $7.0 million financing (the "Loan") with Wachovia. The Loan consisted of a $5.0 million term loan ("Term Loan") and a $2.0 million revolving letter of credit ("Revolving Credit Loan"). On November 27, 2002, the Company and Wachovia entered into a forbearance agreement (the "Forbearance Agreement") whereby Wachovia agreed to forbear from acting on certain defaults of financial covenants by the Company under the Revolving Credit Loan and under the Term Loan. Wachovia extended the due date of the Loan to November 1, 2003 (the "Maturity Date"). By an Amendment to Forbearance Agreement entered into between the Company and Wachovia as of June 18, 2003, the Maturity Date was extended to July 1, 2004. By an Amendment to Forbearance Agreement entered into between the Company and Wachovia dated March 4, 2004: the Maturity Date of the Wachovia Loan was extended to July 1, 2005; certain $250,000 principal payments due on March 10, 2004, April 10, 2004, May 10, 2004 and June 10, 2004 were deleted; commencing on March 10, 2004, and continuing on the 10th day of each month thereafter until the new Maturity Date of the Loan, the Company will make a principal payment to Wachovia in the amount of $31,250 in addition to the regular monthly payments due Wachovia; the Applicable Margin to the interest rate of the Loan was increased to four percent; and the Company's reporting requirements to Wachovia were changed. The Company is in technical default of several other provisions of the Loan, the Forbearance Agreement and the Amendments to Forbearance Agreement. However, the Company does not believe that Wachovia will issue a note of default for any of these technical defaults.

The Company's $5 million credit facility with Travelers closed on November 1, 2000. On September 24, 2002, the Company received a notice from the attorneys for Travelers alleging that the Company was in default under its debt facility with Travelers due to nonpayment of a $100,000 penalty for failure to meet sales production requirements as specified in the debt facility. The Company sent a letter to the attorneys denying that the Company was in default. Although the Traveler's notice stated that all unpaid interest and principal under the Debt Facility were immediately due and payable and that Travelers reserved its rights and remedies under the debt facility, it also stated that Travelers intended to comply with the terms of a subordination agreement between Travelers and Wachovia. Such subordination agreement greatly restricts the remedies which Travelers could pursue against the Company. No further notices have been received from Travelers. No payments have been made to Travelers since April, 2003 pursuant to the terms of the subordination agreement.

On October 30, 2001, the Company borrowed $1,000,000 from Rappaport pursuant to a written note without collateral and without stated interest (the "Loan"). The Loan was due and payable on October 30, 2002. Additionally, the Loan provided that: Rappaport receive 100,000 shares of Rule 144 restricted shares of common stock of the Company upon the funding of the Loan, subject to adjustment so that the value of the 100,000 shares was $300,000 when the Rule 144 restrictions were removed; there was a penalty of 50,000 shares to be issued to Rappaport if the Loan was not paid when due and an additional penalty of 10,000 shares per month thereafter until the Loan was paid in full. On December 26, 2001, Rappaport subordinated the Loan to the $7,000,000 being loaned to the Company by Wachovia. In consideration of the subordination, the Loan was modified by increasing the 10,000 shares penalty to 15,000 shares per month and by agreeing to issue 50,000 additional shares to Rappaport if the Loan was not paid in full by March 31, 2002, subject to adjustment so that the value of the shares issued was $150,000 when the Rule 144 restrictions were removed. By June 30, 2004, Rappaport had received a total of 1,195,298 shares for all interest and penalties and will receive 15,000 shares per month as additional penalties until the Loan is paid in full.

If the Company does not comply with the financial covenants and other obligations in its loan agreement with Wachovia, Travelers or Rappaport, or its agreements with other lenders, and such lenders elected to pursue their available remedies, the Company's operations and liquidity would be materially adversely affected and the Company could be forced to cease operations.

Debt Maturities

The stated maturities of all long term debt due after June 30, 2004 are as follows:

             Fiscal Year Ended June 30:

             2005                                            $ 9,349,493
             2006                                                 18,195
             2007                                                 19,486
             2008                                                 21,671
             2009                                                 19,943
             Thereafter                                           32,867
                                                             -----------
                                                             $ 9,461,655
                                                             ===========

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

Minimum future lease payments under capital leases as of June 30, 2004 are as follows:

                                                    2005             $  232,023
                                                    2006                 63,235
                                                    2007                 39,290
                                                    2008                 13,816
                                                    2009                  7,595

                                                  -----------------------------
                                                    Total            $  355,959

     Less amount representing finance charge                             46,380
                                                                     ----------

     Present Value of net minimum lease payments                     $  309,579
                                                                     ==========

Capital equipment leases have the lease rate factor (finance charge) built into the monthly installment and range from 9% to 11.7%.

11. COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under various non-cancelable lease agreements for the rental of office space through 2012. The lease agreements for office space contain escalation clauses based principally upon real estate taxes, building maintenance and utility costs.

The following is a schedule by fiscal year of future minimum rental payments required under operating leases as of June 30, 2004:

                   2005                        $  2,682,900
                   2006                           1,798,603
                   2007                             738,033
                   2008                             368,317
                   2009                             161,528
                   Thereafter                       390,359
                                               ------------
                   Total                       $  6,139,740
                                               ============

Operating lease commitment amounts included in table above with respect to the leases assigned to Pinnacle in November 2002 are:

             2005                                  1,040,246
             2006                                    489,844
             2007                                    190,103
             2008                                     58,095

Rent expense from continuing operations for the fiscal years ended June 30, 2004, 2003 and 2002 was $2.0, $2.2 million, and 2.4 million, respectively.

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

Clearing Agreements

The Company is a party to clearing agreements with unaffiliated correspondent brokers, which in relevant part states that the Company will assume customer obligations in the event of a default. At June 30, 2003, the clearinghouse brokers held approximately $150,000 of cash as a deposit requirement, which is included in current liabilities on the accompanying balance sheet at June 30, 2004 as a reduction to amounts due to such brokers.

Net Capital Requirements. PCS is subject to the SEC's Uniform Net Capital Rule 15c 3-1(PCS), which require the maintenance of minimum regulatory net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed the greater of 15 to 1 or $100,000. As of June 30, 2004 the Company was in compliance with these regulations.

Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, PCS executes, as agents, transactions on behalf of customers. These activities may expose the Company to risk in the event customers, other brokers and dealers, banks depositories or clearing organizations are unable to fulfill their contractual obligations. The Company continuously monitors the creditworthiness of customers and third party providers. If the agency transactions do not settle because of failure to perform by either the customer or the counter parties, PCS may be obligated to discharge the obligation of the non-performing party and, as a result, may incur a loss if the market value of the security is different from the contract amount of the transactions.

Litigation

On February 4, 2004, the Company was served with a Summons and a Shareholder's Class Action and Derivative Complaint with the following caption: "Gary Kosseff, Plaintiff, against James Ciocia, Thomas Povinelli, Michael P. Ryan, Kathryn Travis, Seth A. Akabas, Louis P. Karol, Edward H. Cohen, Steven Gilbert and Doreen Biebusch, Defendants and Gilman & Ciocia, Inc., Nominal Defendant". The action was filed in the Court of Chancery of the State of Delaware in and for New Castle County under Civil Action No. 188-N. The Company believes that the allegations contained in the lawsuit are without merit and the Company intends to contest the lawsuit vigorously. The nature of the action is that the Company, its Board of Directors and its management, breached their fiduciary duty of loyalty in connection with the sale of the Purchased Offices to Pinnacle. The action alleges that the sale to Pinnacle was for inadequate consideration and without a fairness opinion by independent financial advisors, without independent legal advice and without a thorough evaluation and vote by an independent committee of the Board of Directors. The action prays for the following relief: a declaration that the action is maintainable as a class action and certifying the plaintiff as the representative of the class; a declaration that the Company, its Board of Directors and its management breached their fiduciary duty and other duties to the plaintiff and to the other members of the purported class; a rescission of the Purchase Agreement; unspecified monetary damages; and an award to the plaintiff of costs and disbursements, including reasonable legal, expert and accountants fees. On March 15, 2004, counsel for the Company and for all defendants filed a motion to dismiss the lawsuit. On June 18, 2004, the Plaintiff filed an Amended Complaint. On July 12, 2004, counsel for the Company and for all defendants filed a motion to dismiss the Amended Complaint.

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

The Company has been advised that the Staff of the SEC has taken the position that the Company has not timely filed all required financial statements because the Company's Form 10-KA for Fiscal 2003 filed in February 2004 included unaudited financial statements for fiscal years 2002 and 2001. This was due to the refusal of Grant Thornton, the Company's prior auditors, to consent to the inclusion in the Form 10-KA for Fiscal 2003 of their 2002 audit report with respect to the 2002 financial statements, as restated. In addition, Arthur Andersen, the Company's auditors for 2001, is no longer certified to consent to changes in its 2001 audit report. The Company retained Radin Glass to audit Fiscal 2002 to resolve this matter. As a result of the Staff's position, until the Company has been current in filing all reports for 12 months, the Company is ineligible to use Forms S-2 and S-3 registration statements to register securities, and until such audited financial statements are filed, other registration statements will not be declared effective and the Company will be unable to effect private placement of its securities under Rules 505 and 506 of Regulation D except for placements exclusively to accredited investors.

The Company and its PCS Subsidiary are defendants and respondents in lawsuits and NASD arbitrations in the ordinary course of business. On June 30, 2004, there were 32 pending lawsuits and arbitrations and management accrued $943,600 as a reserve for potential settlements, judgments and awards. Sixteen of these matters were related to PCS and its registered representatives. PCS has Errors & Omissions coverage for such matters. In addition, under the PCS Registered Representatives contract, each registered representative has indemnified the Company for these claims. Accordingly, the Company believes that these lawsuits and arbitrations will not have a material impact on its financial position.

12. EQUITY COMPENSATION PLANS

Stock Option Agreements and Stock Option Plans

The Company has adopted and the stockholders have approved various stock option plans covering 1,498,697 shares of stock. The Company has granted stock options to employees, directors and consultants pursuant to individual agreements or to its incentive and non-qualified stock option plans. In addition, from time to time, the Company has issued, and in the future may issue additional non-qualified options pursuant to individual option agreements, the terms of which vary from case to case. The Company maintains records of option grants by year, exercise price, vesting schedule and grantee. In certain cases the Company has estimated, based on all available information, the number of such options that were issued pursuant to each plan. The material terms of such option grant vary according to the discretion of the Board of Directors.

There was no charge to earnings during the Fiscal 2004 related to the issuance of stock options.

       The table below summarizes plan and non-plan stock option activity:

Gilman + Ciocia, Inc.
Schedule of Stock Option Activity
For the years ended June 30, 2004, 2003 and 2002

                                                                        Weighted
                                                                        Average
                                                    Number of           Exercise
                                                     Shares              Price
                                                   ----------           --------

Outstanding, June 30, 2001                          4,680,473            $7.58
                                                   ==========            =====

               Granted                                514,500            $5.83
               Exercised                               (3,500)           $2.75
               Canceled                              (371,879)           $7.68

                                                   ----------            -----
Outstanding, June 30, 2002                          4,819,594            $7.39
                                                   ==========            =====

               Granted*                                80,000            $1.04
               Exercised                                   --            $  --
               Canceled                            (2,461,666)           $7.92

                                                   ----------            -----
Outstanding, June 30, 2003                          2,437,928            $6.63
                                                   ==========            =====

               Granted**                               20,000            $1.00
               Exercised                                   --            $  --
               Expired                               (254,885)           $9.19
               Canceled                               (25,477)           $5.93

Outstanding, June 30, 2004                          2,177,566            $6.28
                                                   ==========            =====

Exercisable June 30, 2002                           3,464,489            $7.71

Exercisable June 30, 2003                           2,044,178            $7.04

Exercisable June 30, 2004                           1,810,066            $6.78

The weighted average fair value of options granted during the years ended June 30, 2004, 2003, and 2002 are $.37, $.57, and $1.17 per option, respectively

* A previously unrecorded Fiscal 2000 option for 10,000 shares is being included as a new Fiscal 2003 grant in lieu of restating prior years option activity results.

** Two previously unrecorded Fiscal 2003 options for 10,000 shares each, are being included as new Fiscal 2004 grants in lieu of restating prior years option activity results.

                              Gilman + Ciocia, Inc.
                           Stock Option Price Schedule
                               As of June 30, 2004

                                             Weighted
                                              Average       Weighted          Number         Weighted
                          Number of          Remaining      Average        Exercisable       Average
   Range of                Options          Contractual     Exercise         Options         Exercise
Exercise Price           Outstanding            Life         Price         Outstanding        Price
-----------------------------------------------------------------------------------------------------
$0.01-$2.50                  160,000              4         $  1.21                 --        $    --
$2.51-$5.00                  677,383              2         $  3.94            607,383        $  3.94
$5.01-$7.50                  638,500              4         $  6.25            576,000        $  6.27
$7.51-$10.00                 487,183              1         $  8.09            412,183        $  8.11
Above $10.00                 214,500              4         $ 13.49            214,500        $ 13.49
                           2,177,566              2         $  6.28          1,810,066        $  6.76
                         ===========                                       ===========

The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

                                      2004               2003              2002
                                      ----               ----              ----

Expected Life (years)                   2                  2                 3
Free Interest Rate                    2.26%              1.22%             2.28%
Volatility                           318.98             262.25             65.68
Dividend Yield                          0%                 0%                0%

Stock Subscriptions Receivable and Note Receivable for Shares Sold

For the years ended June 30, 2004, 2003 and 2002, the Company did not recognize interest income on stock subscriptions receivable.

Employee Stock Purchase Plan

On February 1, 2000, the Board of Directors of the Company adopted the Company's "2000 Employee Stock Purchase Plan" (the "2000 ESPP Plan") and on May 5, 2000, the 2000 ESPP Plan became effective upon approval by the stockholders. Under the 2000 ESPP Plan, the Company sold shares of its Common Stock to participants at a price equal to 85% of the closing price of the Common Stock on (i) the first business day of a Plan Period or (ii) the Exercise Date (the last day of the Plan Period), whichever closing price was less. Plan Periods were six-month periods commencing January 1st and July 1st. The 2000 ESPP Plan was intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended.

In Fiscal 2002, the Company issued 54,368 and 67,596 shares of common stock pursuant to the 2000 ESPP Plan at a price of $2.39 per share and $1.95 per share, respectively. In September 2002, for the offering period commencing on January 1, 2002 and closing on June 30, 2002, the Company issued 84,834 shares of common stock pursuant to the 2000 ESPP Plan at a price of $0.91 per share.

There were two offering periods in Fiscal 2003. The first offering period commenced on July 1, 2002 and closed on December 31, 2002, and the second offering period started on January 2, 2003 and closed on June 30, 2003. There were two offering periods in Fiscal 2004. The first offering period commenced on July 1, 2003 and closed on December 31, 2003 and the second commenced on January 2, 2004 and closed on May 1, 2004. In Fiscal 2004, after a review of employee contributions to the 2000 ESPP Plan, it was determined that contributions were made by employees who left the Company and were ineligible to receive shares. Accordingly, in Fiscal 2004, cash refunds were made to employees who made contributions to the 2000 ESPP Plan but were determined not to be entitled to the shares they subscribed to.

The 2000 ESPP Plan was terminated by the Board of Directors as of May 1, 2004. The Company is reviewing the ESPP to determine the number of shares to be issued to participants for Fiscal 2002, 2003 and 2004.

13. EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) plan for the benefit of its eligible employees. The Company makes annual matching contributions to the plan at its discretion. The aggregate cost of contributions made by the Company to the 401(k) plan was $0 during the fiscal years ended June 30, 2004, 2003 and 2002. The Company is in the process of amending its 5500 filings with the IRS for Fiscal 2000 and 2001. The 5500 filings for Fiscal 2002 and 2003 are on extension. As of January 1, 2004, the Board of Directors authorized the Company to adopt a new 401(k) plan. The new 401(k) plan is being administered by Sentinel Benefit and Reliance Trust is the new Trustee of the plan. The new 401(k) plan was implemented by the Company in September 2004.

14. NET INCOME (LOSS) PER SHARE

Basic net loss per share are computed using the weighted average number of common shares outstanding. The dilutive effect of potential common share outstanding is included in the diluted net earnings per share. The computations of basic and diluted net earnings per share are as follows:

FISCAL YEAR ENDED JUNE 30,

                                                      2004             2003             2002
                                                      ----             ----             ----
Net Income (Loss)                                $  5,051,535     $(13,996,916)    $(22,358,704)

Basic and diluted weighted average shares        $  9,388,764     $  9,440,815     $  8,647,966

Basic and diluted net income (loss) per share    $       0.54     $      (1.48)    $      (2.59)

The total number of shares related to the outstanding options and warrants excluded from the calculation of diluted net loss per share was 2,177,566 for Fiscal 2004, 2,437,928 for Fiscal 2003 and 4,819,594 for Fiscal 2002,
respectively, because the Company incurred losses in the past three years.

15. RELATED PARTY TRANSACTIONS

James Ciocia, Thomas Povinelli, Michael Ryan and Kathryn Travis personally guaranteed the repayment of the Company's loan from Travelers. Messrs. Ciocia, Povinelli and Ryan personally guaranteed the repayment of the Company's loan from Wachovia. Such stockholders received no consideration for such guarantees other than their salaries and other compensation.

Edward H. Cohen is of counsel to, and a retired partner of, the law firm Katten Muchin Zavis Rosenman ("KMZR") and also a director of the Company. Since August 2002, KMZR has been outside counsel to the Company and has also, in the past, represented Michael Ryan personally. During Fiscal 2003, the Company paid fees to KMZR. Mr. Cohen does not share in such fees that the Company pays to such law firm and his compensation is not based on such fees.

Michael Ryan, the Company's President and Chief Executive Officer and Carole Enisman, the Chief Operating Officer of PCS, are married.

Michael Ryan, the Company's Chief Executive Officer and President, is one of the general partners in a limited partnership named Prime Income Partners, L.P., which owns the building in Poughkeepsie, New York occupied by the Company's executive headquarters. During the fiscal year ended June 30, 2004, the Company paid $326,394 to Prime Income Partners, L.P. for rent and related charges. Management believes the amounts charged to the Company for rent to be commensurate with the rental rate that would be charged to an independent third party.

In February 2002, Prime Partners, Inc. of New York (previously known as Prime Financial Services, Inc., New York) loaned to the Company $1.0 million at a stated interest rate of 10% which was repaid in full plus accrued interest of $14,855 in April 2002. During the fiscal year ended June 30, 2001, Prime Partners, Inc. loaned to the Company an aggregate of $600,000. Other loans were made by Prime Partners, Inc. to the Company during Fiscal 2003 and 2004. During Fiscal 2004 the Company repaid a significant amount of the debt to Prime Partners, Inc. As of June 30, 2004, the Company owed Prime Partners, Inc. $276,488. Michael Ryan, the Company's Chief Executive Officer and President, is one of the major stockholders of Prime Partners, Inc.

On December 23, 2003, the Company entered into a promissory note in the amount of $185,000 with Ted H. Finkelstein, the Company's General Counsel and Vice President. The note pays interest at the rate of 10% per annum payable monthly. $10,000 of the principal was repaid to Mr. Finkelstein in February, 2004. The $175,000 principal balance of the note is due in Fiscal 2005.

At June 30, 2004 and 2003, the Company owed to related parties $445,000 and $882,500 respectively.

16. SEGMENTS OF BUSINESS

Management believes the Company operates as one segment.

17. TAXES ON INCOME

The provisions for income taxes and income tax benefits in the Consolidated Financial Statements for the June 30 fiscal years consist of the following:

                                             FOR THE FISCAL YEAR ENDED JUNE 30,
                                            -----------------------------------

                                               2004         2003         2002
                                            ---------    ---------    ---------

Current:
Federal                                     $      --    $      --    $(593,000)
State and local                             $  16,600       93,000      (39,000)
                                            ---------    ---------    ---------
Total current tax (benefit) provision       $  16,600    $  93,000    $(632,000)

Deferred:
Federal                                     $      --    $      --    $ 154,000
State and local                             $      --           --      613,000
                                            ---------    ---------    ---------
Total deferred tax provision (benefit)      $      --    $      --    $ 767,000
                                            ---------    ---------    ---------

Total income tax provision (benefit)        $  16,600    $  93,000    $ 135,000
                                            =========    =========    =========

A valuation allowance has been established against the deferred tax assets as of June 30, 2004 as the Company has suffered large recurring losses from operations, and management believes that the future tax benefit associated with the deferred tax asset may not be realized.

The Company's net operating loss carry forwards of $12,800,000 at June 30, 2004 expire in 2012:

The ability to utilize net operating loss carryovers may be restricted based on Internal Revenue Code Section 382 "changes in ownership."

A reconciliation of the federal statutory rate to the provision for income taxes is as follows:

                                                                     FISCAL YEAR ENDED JUNE 30,
                                                     2004                        2003                          2002
Federal income taxes (benefit)
computed at statutory rates              ($ 1,628,000)    35.00%      $(4,910,000)    -35.00%      $ (7,538,000)    -34.00%

State & local taxes (benefit)
net of federal tax benefit               ($   163,000)     3.50%      $  (749,000)     -5.30%      $ (1,344,000)     -6.10%

Amortization of intangible
assets with no benefit                    $        --      0.00%      $ 1,579,000      11.30%      $    530,000       2.40%

Other                                     $    25,000      0.50%      $   (97,000)      0.04%      $     38,000       7.80%

Valuation Reserve                         $ 1,743,400     38.00%      $ 4,173,000      29.70%      $  8,584,000      38.70%
                                          -----------                 -----------                  ------------

Total income tax(benefit)/ Provision      $    16,600      0.00%      $    93,000       0.74%      $    135,000       0.60%
                                          ===========                 ===========                  ============

Note: At June 30, 2004, deferred tax assets were comprised of the following:

      Net operating loss carry forward                       $ 5,120,000

      Intangibles                                              2,600,000

      Other net                                                  400,000
                                                             -----------

                                                             $ 8,120,000

      Less:  valuation allowance                              (8,120,000)

      Net                                                             -0-
                                                             ===========

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                 Income (Loss)
Fiscal                           Before Taxes                                 Net (Loss)               Per Share Weighted
Year:                           From Continuing      Tax Provision           Income From                    Average
 2004        Revenue              Operations           (Benefit)        Continuing Operations      Basic             Diluted
------       -------            ---------------      -------------      ---------------------     -------            -------
  Q1       13,549,252               (327,476)              1,200               (328,676)          ($0.04)            ($0.04)

  Q2       13,273,521             (1,466,533)            121,328             (1,587,861)          ($0.17)            ($0.16)

  Q3       18,367,936              1,666,935              18,428              1,648,507            $0.18              $0.16

  Q4       14,720,340               (892,999)           (124,340)              (768,659)          ($0.08)            ($0.10)

                                 Income (Loss)
Fiscal                           Before Taxes                                 Net (Loss)               Per Share Weighted
Year:                           From Continuing      Tax Provision           Income From                    Average
 2003        Revenue              Operations           (Benefit)        Continuing Operations      Basic             Diluted
------       -------            ---------------      -------------      ---------------------     -------            -------
  Q1       12,726,072             (1,226,582)             43,000             (1,269,582)          ($0.13)            ($0.13)

  Q2       12,953,970             (3,327,004)             15,000             (3,342,004)          ($0.35)            ($0.35)

  Q3       13,791,550                273,988              15,000                258,988            $0.03              $0.03

Q4 (a)     14,706,371             (3,461,577)             20,000             (3,481,577)          ($0.37)            ($0.37)

                                 Income (Loss)
Fiscal                           Before Taxes                                 Net (Loss)               Per Share Weighted
Year:                           From Continuing      Tax Provision           Income From                    Average
 2002        Revenue              Operations           (Benefit)        Continuing Operations      Basic            Diluted
------       -------            ---------------      -------------      ---------------------     -------            -------
  Q1       14,066,338             (3,411,202)         (2,056,000)            (1,355,202)          ($0.16)            ($0.12)

  Q2       12,778,869             (2,485,358)         (1,691,735)              (793,623)          ($0.08)            ($0.07)

  Q3       16,340,048             (3,187,462)          1,340,065             (4,527,527)          ($0.47)            ($0.46)

  Q4       12,710,697            (14,762,933)          2,542,716            (17,305,649)          ($1.79)            ($1.79)

(a) Two significant items included in the net loss are the recognition of $3.48 million in impairment losses and increase in legal reserves by $1.0 million.

19. SUBSEQUENT EVENTS -

By Stock Purchase Agreement dated as of January 1, 2004, the Company agreed to sell to Daniel R. Levy and Joseph H. Clinard all of the authorized, issued and outstanding capital stock of North Ridge and North Shore. The Company entered into an Amended Stock Purchase Agreement dated as of August 18, 2004 with Mr. Levy and Mr. Clinard settling a post closing dispute with Mr. Levy and Mr. Clinard. Mr. Levy remitted to the Company all payments due under the Promissory Note and he cured all other defaults under the note. The Company credited Mr. Levy with the sum of $35,000 for cash agreed to be an asset of North Ridge as of January 1, 2004.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 7, 2003, the Company engaged Radin Glass to serve as the Company's independent auditors for the year ending June 30, 2003. On June 30, 2004, the Company engaged Radin Glass to serve as the Company's independent auditors for the Fiscal year ended June 30, 2004, to re-audit the Company's consolidated financial statements for the year ended June 30, 2002 and to prepare the Company's income tax returns for the years ended June 30, 2002 and June 30, 2003.

On August 27, 2002, the Company engaged Grant Thornton to serve as the Company's independent auditors for the year ended June 30, 2002. The Company's independent auditors were previously Arthur Andersen. The Company dismissed Grant Thornton on November 5, 2003.

The Company's relationship with Andersen terminated on August 27, 2002 with the engagement of Grant Thornton and the discontinuance of public audit services by Andersen.

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

The audit reports of Grant Thornton on the Company's consolidated financial statements as of and for the fiscal year ending June 30, 2002 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that Grant Thornton's audit report included in the Company's Annual Report on 10-K for the fiscal year ended June 30, 2002 included an explanatory paragraph relating to substantial doubt as to the Company's ability to continue as a going concern due to recurring losses from operations and its breach of covenants in the Company's loan agreements. On February 13, 2004, the Company received a letter from Grant Thornton advising the Company that it did not consent to the inclusion of its 2002 Auditors' Report issued for the Company's Form 10-K for Fiscal 2002 in the Company's Form 10-K/A for Fiscal 2003 filed on February 9, 2004. The letter stated that Grant Thornton was withdrawing its 2002 Auditors' Report and that its report could no longer be relied on, and that it was withdrawing its quarterly review reports for each fiscal quarter during which it served as the Company's auditors.

The audit reports of Radin Glass on the Company's amended consolidated financial statements as of and for the fiscal year ending June 30, 2003 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that Radin Glass' audit report included in the Company's Annual Report on 10-K and 10-K-A for the fiscal year ended June 30, 2003 included an explanatory paragraph relating to substantial doubt as to the Company's ability to continue as a going concern due to recurring losses from operations and its breach of covenants in the Company's loan agreements.

Item 9(A) CONTROLS AND PROCEDURES

In performing its audit of our Consolidated Financial Statements for Fiscal 2004, our independent auditors, Radin Glass, notified our Board of Directors of several reportable conditions in internal controls under standards established by the American Institute of Certified Public Accountants. Reportable conditions involve matters coming to the attention of our auditors relating to significant deficiencies in the design or operation of internal controls that, in their judgment, could adversely affect our ability to record, process, summarize, and report financial data consistent with the assertions of management in the consolidated financial statements. Radin Glass stated that while none of the items identified by them individually are individually a material weakness, the combined effect of these issues and the inability to produce timely accurate financial statements is a material weakness.

Although Radin Glass noted significant improvements in the structure of the accounting department, and designed its audit procedures to address the matters described below in order to obtain reasonable assurance that the financial statements are free of material misstatement and to issue an unqualified audit report, certain of the internal control deficiencies noted by Radin Glass had been noted in their internal control letter regarding fiscal 2003. The Company has assigned a high priority to the remediation of the reportable conditions, has hired a new general counsel, is seeking additional independent directors, intends to hire additional staff in the finance department and will implement enhanced procedures to accelerate improvement of the internal controls.

These significant deficiencies in the design and operation of our internal controls include the needs to hire additional staffing and change the structure of the finance/accounting department, to provide better coordination and communication between the legal and finance/accounting departments and to provide training to existing and new personnel in SEC reporting requirements; the lack of integration of the general ledger system with other recordkeeping systems, and the need for formal control systems for journal entries and closing procedures; the need to document internal controls over financial reporting; the needs to form an independent audit committee, to form an internal audit department and to implement budget and reporting procedures; and the need to provide internal review procedures for schedules, SEC reports and filings prior to submission to the auditors and/or filing with the SEC.

A material weakness is defined as a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. While the Company did implement specific changes in our internal controls during the fourth fiscal quarter, such as improvement in recording commissions earned and tax return billings, and regulatory filings are now being filed within the prescribed due dates, such improvements were partially offset by declines in other areas.

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

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Accounting Officer, of the disclosure controls and procedures of the Company as defined in Exchange Act Rule 13(a)-15(e). In designing and evaluating disclosure controls and procedures, the Company and its management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. The Chief Executive Officer and the Chief Accounting Officer have determined that the Company will further enhance its disclosure controls and procedures and that except for the matters noted by Radin Glass, and taking into account the steps taken and to be taken to address the matters described above, such disclosure controls and procedures will provide a reasonable level of assurance to adequately and effectively timely alert them to material information required to be included in the Company's periodic SEC reports.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

CHANGE IN MANAGEMENT

There were no changes in Management during Fiscal 2004.

TABLE OF OFFICERS AND DIRECTORS

The following table sets forth information regarding the executive officers and directors of Gilman + Ciocia, Inc:

NAME                        AGE                        POSITION
----                        ---                        --------
James Ciocia                48            Chairman of the Board and Director
Michael P. Ryan             46            Chief Executive Officer, President and
                                          Director
Kathryn Travis              56            Secretary and Director
Ted Finkelstein             51            Vice President and Associate General
                                          Counsel
Steven Gilbert              48            Director
Edward H. Cohen             66            Director
Dennis Conroy               33            Chief Accounting Officer

EXECUTIVE OFFICERS AND DIRECTORS

JAMES CIOCIA, CHAIRMAN. Mr. Ciocia is a principal founder of the Company having opened the Company's first tax preparation office in 1981. In addition to serving the Company as its Chief Executive Officer until November 6, 2000, Mr. Ciocia is a registered representative of Prime. Mr. Ciocia holds a B.S. in Accounting from St. John's University. Mr. Ciocia is serving a term as a director, which expired in 2002 and continues until a qualified successor is appointed or elected.

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

TED FINKELSTEIN, VICE PRESIDENT AND GENERAL COUNSEL. Ted Finkelstein is the General Counsel and Vice President of the Company. He has a Bachelor of Science degree in Accounting. He is a Cum Laude graduate of Union University, Albany Law School and also has a Master of Laws in Taxation from New York University Law School. Mr. Finkelstein has over 25 years of varied legal experience including acting as outside counsel for Prime Capital Services, Inc. for over 15 years. Mr. Finkelstein was General Counsel and Vice President of the Company from June, 2001 through October 11, 2004. Mr. Finkelstein is currently Vice President and Associate General Counsel. Christopher Kelly was appointed General Counsel on October 11, 2004.

STEVEN GILBERT, DIRECTOR. Mr. Gilbert is the Company's national sales manager and head of the Company's Clearwater, Florida office. His responsibilities include the training of sales representatives and general management of the Company's Clearwater office. Mr. Gilbert has also historically been one of the Company's most productive sales representatives.

EDWARD H. COHEN, DIRECTOR. Mr. Cohen has, since February 2002, been counsel to, and for more than five years prior thereto was a partner in the law firm of Katten Muchin Zavis Rosenman (with which he has been affiliated since 1963). During Fiscal 2003 the Company paid fees to Katten Muchin Zavin Rosenman. Mr. Cohen does not share in such fees that the company pays to such law firm and his compensation is not based on such fees. Mr. Cohen is a director of Phillips-Van Heusen Corporation, a manufacturer and marketer of apparel and footwear, Franklin Electronic Publishers, Incorporated, an electronic publishing company, Levcor International, Inc., a converter of textiles for sale to domestic apparel manufacturers, and Merrimac Industries, Inc., a manufacturer of passive RF and microwave components for industry, government and science.

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

COMMITTEES

The Audit Committee was disbanded on August 18, 2002 and the entire Board undertook its duties. The Company is interviewing new directors. The Board of Directors will reconstitute the Audit Committee after new directors are elected.

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

CODE OF ETHICS

On January 16, 2004, the Company adopted a Code of Ethics for its Chief Executive Officer and its Senior Financial Executive. A copy of the Code of Ethics is filed as Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

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

To the Company's knowledge, all officers, directors and/or greater than 10% stockholders of the Company complied with all Section 16(a) filing requirements prior to the filing of this Form 10-K except that (i) Ted Finkelstein, Vice President and Associate General Counsel, failed to timely file a Statement of Beneficial Ownership on Form 4 with respect to a purchase of 74,895 shares of stock and (ii) although the Company believes Rappaport Gamma Limited Partners Investment Trust ("Rappaport Gamma") owns more than 10% of the Company's outstanding common stock based on the number of shares previously issued to Rappaport Gamma by the Company, to the Company's knowledge no Section 16 forms were filed by Rappaport Gamma during the year ended June 30, 2004. The Company does not know whether or not Rappaport Gamma is subject to Section 16.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table sets forth the compensation of the Chief Executive Officer, and the four other most highly compensated executive officers (collectively, the "Named Executive Officers"), and information with respect to annual and long-term compensation earned during the last three Fiscal Years:

                           SUMMARY COMPENSATION TABLE

                                                       Salary             Bonus               Other Annual           All Other
                                                                                              Compensation         Compensation
Michael Ryan                  Fiscal 2004          $ 291,077.25       $         --            $  19,758.51       $  29,769.09 (1)
Chief Executive Officer       Fiscal 2003          $ 195,693.00       $         --            $         --       $  19,238.00 (2)
and Director                  Fiscal 2002          $ 430,000.00       $ 490,384.00  (3)       $         --       $   9,600.00 (2)

Kathryn Travis                Fiscal 2004          $ 203,999.90       $         --            $         --       $   8,658.17 (2)
VP and Director               Fiscal 2003          $ 138,421.00       $         --            $         --       $   9,259.00 (2)
                              Fiscal 2002          $ 281,538.00       $         --            $         --       $   9,259.00 (2)

Ted Finkelstein               Fiscal 2004          $ 160,000.10       $         --            $         --       $         --
VP and General Counsel        Fiscal 2003          $ 157,617.00       $         --            $         --       $         --
                              Fiscal 2002          $ 184,615.00       $         --            $         --       $         --

Dennis Conroy                 Fiscal 2004          $ 113,846.00       $         --            $         --       $         --
Chief Accounting Officer

(1)   Auto Expense and club membership
(2)   Auto Expense
(3)   Accrued compensation not paid

INSURANCE

On June 30, 2004, the Company maintained $2 million Key Man life insurance policies on James Ciocia and Michael P. Ryan. These policies, and an additional $2 million policy owned by the Company on Thomas Povinelli, are pledged to Wachovia as collateral security for the Company's financing with Wachovia.

DIRECTORS

The Company is currently reviewing its compensation policy with the independent directors of the Company. Historically, independent directors have not received compensation, however, each of the Company's Directors is invited at the Company's expense to its National Sales Convention.

OPTION GRANTS

The following table sets forth information regarding options to purchase shares of Common Stock granted to the Named Executive Officers during Fiscal 2004.

                          OPTION GRANTS IN FISCAL 2004
                                INDIVIDUAL GRANTS

                                           PERCENT OF
                                             TOTAL
                           NUMBER OF        OPTIONS
                           SECURITIES      GRANTED TO    EXERCISE OR
                           UNDERLYING      EMPLOYEES     BASE PRICE                    EXPIRATION
         NAME           OPTIONS GRANTED     IN 2002       ($/SHARE)     GRANT DATE        DATE       FAIR VALUE
         ----           ---------------     -------       ---------     ----------        ----       ----------

None

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND 2003 YEAR-END OPTION VALUES

The following table sets forth for each of the Named Executive Officers (a) the number of options exercised during Fiscal 2004, (b) the total number of unexercised options for Common Stock (exercisable and un-exercisable) held at June 30, 2004, and (C) the value of those options that were in-the-money on June 30, 2004 based on the difference between the closing price of our Common Stock on June 30, 2004 and the exercise price of the options on that date.

                                                      NUMBER OF SECURITIES UNDERLYING          VALUE OF UNEXERCISED
                                                        UNEXERCISED STOCK OPTIONS AT        IN-THE-MONEY STOCK OPTIONS
                                                            FISCAL YEAR-END (#)                 AT FISCAL YEAR-END
                           SHARES
                           ACQUIRED
                           ON            VALUE                               UN-                                UN-
NAME                       EXERCISE(#)   REALIZED       EXERCISABLE      EXERCISABLE        EXERCISABLE    EXERCISABLE
----                       -----------   --------       -----------      -----------        -----------    -----------
Michael P. Ryan
Chief Executive                 --          --            500,000             --                 --             --
Officer and
Director

Kathryn Travis
Secretary, Vice                 --          --                0               --                 --             --
President and
Director

Ted Finkelstein Vice
President and
General Counsel                 --          --             10,000             --                 --             --

Dennis Conroy
Chief Accounting Officer        --          --                0               --                 --             --

STOCK OPTION AND STOCK PURCHASE PLANS

The Company has adopted and the shareholders have approved various stock option plans covering 1,498,697 shares of stock. The Company maintains records of option grants by year, exercise price, vesting schedule and grantee. In certain cases for periods prior to August 2002 the Company has estimated, based on all available information, the number of such options that were issued pursuant to each plan. The Company has not in the past, prior to August 2002, consistently recorded the plan pursuant to which the option was granted. The Company is implementing new record keeping procedures regarding options that will ensure this information is accurately recorded and processed. The material terms of each option grant vary according to the discretion of the Board of Directors.

On February 1, 2000, the Board of Directors of the Company adopted the Company's "2000 Employee Stock Purchase Plan" (the "2000 ESPP Plan") and on May 5, 2000, the 2000 ESPP Plan became effective upon approval by the stockholders. Under the 2000 ESPP Plan, the Company sold shares of its common stock to participants at a price equal to 85% of the closing price of the Common Stock on (i) the first business day of a Plan Period or (ii) the Exercise Date (the last day of the Plan Period), whichever closing price was less. Plan Periods were six-month periods commencing January 1 and July 1. The 2000 ESPP Plan was intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended.

In Fiscal 2002, the Company issued 54,368 and 67,596 shares of common stock pursuant to the 2000 ESPP Plan at a price of $2.39 per share and $1.95 per share, respectively. In September 2002, for the offering period commencing on January 1, 2002 and closing on June 30, 2002, the Company issued 84,834 shares of common stock pursuant to the 2000 ESPP Plan at a price of $0.91 per share.

There were two offering periods in Fiscal 2003. The first offering period commenced on July 1, 2002 and closed on December 31, 2002, and the second offering period started on January 2, 2003 and closed on June 30, 2003. There were two offering periods in Fiscal 2004. The first offering period commenced on July 1, 2003 and closed on December 31, 2003 and the second commenced on January 2, 2004 and closed on May 1, 2004. In Fiscal 2004, after a review of employee contributions to the 2000 ESPP Plan, it was determined that contributions were made by employees who left the Company and were ineligible to receive shares. Accordingly, in Fiscal 2004, cash refunds were made to employees who made contributions to the 2000 ESPP Plan but were determined not to be entitled to the shares they subscribed to.

The 2000 ESPP Plan was terminated by the Board of Directors as of May 1, 2004. The Company is reviewing the ESPP to determine the number of Shares to be issued to participants for 2002, 2003 and 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 30, 2004, certain information regarding the ownership of the Company's Common Stock by (i) each of the Company's current Directors, (ii) all of the Company's directors and officers as a group, and all shareholders who own more than 5% of the Company's stock. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock. For each individual or group included in the table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group as described above by the sum of the 9,388,764 shares of Common Stock outstanding as of June 30, 2004 and the number of shares of Common Stock that such person or group had the right to acquire within 60 days of June 30, 2004, including, but not limited to, upon the exercise of options.

                                                       AMOUNT AND NATURE OF     PERCENTAGE OF
   NAME AND ADDRESS OF BENEFICIAL OWNER                BENEFICIAL OWNERSHIP         CLASS
   ------------------------------------                --------------------         -----
Michael P. Ryan
11 Raymond Avenue
Poughkeepsie, NY 12603                                     2,643,461 (1)            26.5%

Prime Partners, Inc.
11 Raymond Avenue
Poughkeepsie, NY 12603                                     2,105,561 (1)            21.1%

Ralph Porpora
11 Raymond Avenue
Poughkeepsie, NY 12603                                     2,110,734 (2)            21.2%

Rappaport Gamma Limited Partners Investment Trust
13907 Carrolwood Village Run
Tampa, FL 33624                                            1,195,298                12.0%

Steven Gilbert
2420 Enterprise Road, Suite 100
Clearwater, FL 33763                                         735,643 (3)             7.4%

James Ciocia
35-50 Francis Lewis Blvd. Suite 205
Flushing, NY 11358                                           508,824 (4)            5.10%

Kathryn Travis
375 North Broadway
Suite 203
Jericho, NY 11753                                            168,981 (5)             1.7%

Carole Enisman
11 Raymond Avenue
Poughkeepsie, NY 12603                                        26,200 (6)               *

Edward H. Cohen
c/o Katten Muchin Zavis Rosenman                                   0                   *
575 Madison Avenue New York, NY 10022

Ted Finkelstein
11 Raymond Avenue                                             84,895                   *
Poughkeepsie, NY 12603

Dennis Conroy
11 Raymond Avenue                                                  0                   0
Poughkeepsie, NY 12603

     10      persons                                       5,281,114

*     Less than 1.0%

(1) 6,000 shares are owned by Mr. Ryan personally, 26,200 shares are beneficially owned by Mr. Ryan's wife, Carole Enisman, 5,700 shares owned by Prudential Serls Prime Properties (of which Mr. Ryan is a director and 25% shareholder) and 2,105,561 shares are beneficially owned by Prime Partners, Inc. and its wholly owned subsidiaries (including 474,686 shares which Prime Partners, Inc. has the right to acquire pursuant to a Stock Purchase Agreement with James Ciocia (the "Ciocia Purchase Agreement") dated May 1, 2002 and 168,981 shares which Prime Partners, Inc. has the right to acquire pursuant to a Stock Purchase Agreement with Kathryn Travis (the "Travis Purchase Agreement") dated May 10, 2002, all at an exercise price per share equal to the greater of 160% of market price or $75, Mr. Ryan has full authority to vote these shares pursuant to separate Voting Trust Agreements). Includes 250,000 shares issuable to Mr. Ryan upon exercise of stock options at a price of $6.00 per share and 250,000 shares issuable to Mr. Ryan upon exercise of stock options at a price of $8.00 per share. Mr. Ryan owns 50% percent of the capital stock of, and serves as an officer and director of, Prime Partners, Inc. Mr. Ryan disclaims beneficial ownership of the 16,200 shares beneficially owned by Ms. Enisman, and the 5,700 shares owned by Prudential Serls Prime Properties.

(2) Includes 2,105,561 shares beneficially owned by Prime Partners, Inc. and its wholly owned subsidiaries (including 474,686 shares which Prime Partners, Inc. has the right to acquire pursuant to the Ciocia Purchase Agreement and 168,981 shares which Prime Partners, Inc. has the right to acquire pursuant to the Travis Purchase Agreement, all at an exercise price per share equal to the greater of 160% of market price or $75. Mr. Ryan has full authority to vote these shares pursuant to separate Voting Trust Agreements), 2,442 shares issuable upon the exercise of options at a price of $8.1875 per share and 2,731 shares issuable upon the exercise of options at a price of $2.875 per share. Mr. Porpora owns 50% percent of the capital stock of, and serves as an officer and director of, Prime Partners, Inc.

(3) Includes 169,854 shares owned by Gilbert Family Limited Partnership of which Steven Gilbert is a 97% beneficiary. In addition, includes 340,000 shares, 100,000 shares, 75,000 shares, 5,969 shares, 37,500 shares and 7,370 shares issuable upon exercise of options at $3.50, $4.75, $13.75, $8.1875, $8.00 and $2.875, respectively, per share. Does not include 70,000 shares issuable upon the exercise of options that do not vest until December 2004.

(4) Includes 1,038 shares issuable upon the exercise of options at a price of $8.1875, respectively, per share. Also includes 474,686 shares which Prime Partners Inc. has the right to acquire pursuant to the Ciocia Agreement. Michael Ryan has full authority to vote these shares pursuant to a separate Voting Trust Agreement.

(5) Includes 168,981 shares, which Prime Partners Inc. has the right to acquire pursuant to the Travis Agreement. Michael Ryan has full authority to vote these shares pursuant to a separate Voting Trust Agreement.

(6) Includes 15,000 shares issuable upon the exercise of currently exercisable options at a price of $6.00.

(7) Includes 10,000 shares issuable upon the exercise of currently exercisable options at a price of $6.00, 74,895 shares purchased on June 25, 2004 from the Estate of Steven Grove.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

On December 23, 2003, the Company entered into a promissory note in the amount of $185,000 with Ted H. Finkelstein, the Company's General Counsel and Vice President. The note pays interest at the rate of 10% per annum payable monthly. $10,000 of the principal was repaid to Mr. Finkelstein in February, 2004. The $175,000 principal balance of the note is due in Fiscal 2005.

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

Michael Ryan, the Company's President and Chief Executive Officer and Carole Enisman, the Chief Operating Officer of PCS, are married.

Michael Ryan, the Company's Chief Executive Officer and President, is one of the general partners in a limited partnership called Prime Income Partners, L.P. which owns the building in Poughkeepsie, New York occupied by PCS, PFS and AFP. As of August 2002, the building also serves as the Company's executive headquarters. During the fiscal year ended June 30, 2004, the Company paid $326,394 to Prime Income Partners, L.P. for rent and related charges. Management believes the amounts charged to the Company for rent to be commensurate with the rental rate that would be charged to an independent third party.

In February 2002, Prime Partners, Inc. of New York (previously known as Prime Financial Services, Inc. New York) loaned to the Company $1.0 million at a stated interest rate of 10% which was repaid in full plus accrued interest of $14,855 in April 2002. During the fiscal year ended June 30, 2001, Prime Partners, Inc. loaned to the Company an aggregate of $600,000. A total of $465,608 in loans were made by Prime Partners, Inc. to the Company during Fiscal 2003. As of June 30, 2003, the Company owed Prime Partners, Inc. $710,100. During Fiscal 2004, the Company repaid a significant amount of this debt. As of June 30, 2004 the Company owed Prime Partners, Inc. $278,488. Michael Ryan, the Company's Chief Executive Officer and President, is one of the major shareholders of Prime Partners, Inc.

James Ciocia, our Chairman of the Board and a financial planner for the Company, has a compensation arrangement with the Company in his capacity as a financial planner under which he receives a commission based on a variable percentage of his own business production and under which he received an aggregate of $456,382 in fiscal 2004, and under which he will receive commissions in fiscal 2005. Pursuant to this arrangement, the commission payments made in 2004 included $31,256 of accrued commissions earned but not paid in prior years, and $425,126 earned and paid in fiscal 2004. In addition during Fiscal 2004 the Company forgave a loan in the amount of $91,954 that had been made to Mr. Ciocia in a prior year. Mr. Ciocia will receive a Form W-2 for this amount in calendar 2004.

Steven Gilbert, a director of the Company and national sales manager, has a compensation arrangement with the Company under which in his capacity as national sales manager he received a base salary of $240,000 and a draw of $120,000 against commission overrides during fiscal 2004. In addition, Mr. Gilbert has a commission arrangement based on a percentage of his own business production under which he received an aggregate of $338,802. Pursuant to his arrangement with the Company, the commission payments in 2004 and any draw deficit were applied to reduce accrued commissions earned but not paid in prior years. Mr. Gilbert is currently receiving a similar compensation package for fiscal 2005. Mr. Gilbert also received a car allowance of $10,000 per year.

ITEM 14- PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to Radin Glass & Co, LLC for professional services rendered to the Company for the audit of the Company's annual financial statements for the fiscal years ended June 30, 2004 and 2003, for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for those fiscal years, and for other services rendered on behalf of the Company during those fiscal years. All of such fees were pre-approved by the Company Board of Directors.

                              Fiscal 2004                  Fiscal 2003

Audit Fees (1)                  $293,000                     $90,000

Tax Fees (2)                    $ 40,000

      1.    Included $63,000 in fees related to the re-audit of Fiscal 2002.

      2. Radin Glass was not engaged to begin the Company's Fiscal 2003 tax returns until Fiscal 2004.

PART IV -

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

10.15 Stock Purchase Agreement dated as of January 1, 2004 between Registrant and Daniel Levy and Joseph Clinard.

14.1 Code of Ethics for Senior Financial Officers and the Principal Executive Officer of Gilman + Ciocia, Inc. incorporated by reference to Exhibit 14.1 to the Registrant's report on Form 10-K for the fiscal year ended June 30, 2003.

21 List of Subsidiaries.

31.1 Certification of Chief Executive Officer.

31.2 Certification of Chief Accounting Officer.

32.2 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.

32.2 Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.

99.1 Letter from Grant Thornton dated February 13, 2004 (incorporated by reference to Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

(b) Reports on Form 8-K

Current Report on Form 8-K, Items 7 and 12, filed on May 13, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              GILMAN + CIOCIA, INC.


Dated: October 13, 2004                       By /s/ Michael P. Ryan
                                              Chief Executive Officer


Dated: October 13, 2004                       By /s/ Dennis Conroy
                                              Chief Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 13th day of October, 2004.


                                              /s/ James Ciocia, Chairman


                                              /s/ Michael P. Ryan, Director


                                              /s/ Kathryn Travis, Director


                                              /s/ Steven Gilbert, Director


                                              /s/ Edward H. Cohen, Director