Form 10-Q
period 2004-09-30
GILMAN & CIOCIA INC
filed 2004-11-15
CIK 914142

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2004

                        Commission File Number 000-22996

                              GILMAN + CIOCIA, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     11-2587324
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                                11 RAYMOND AVENUE
                          POUGHKEEPSIE, NEW YORK 12603
               (Address of principal executive offices)(Zip code)

                                  (845)486-0900
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

As of November 3, 2004, 8,984,434 shares of the issuer's common stock, $0.01 par value, were outstanding.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS                                                Page

        Consolidated Balance Sheets as of September 30, 2004
        and June 30, 2004                                                      3

        Consolidated Statement of Operations for the Three Months Ended
        September 30, 2004 and September 30, 2003                              4

        Consolidated Statements of Cash Flows for the
        Three Months Ended September 30, 2004 and September 30, 2003           5

        Notes to Consolidated Financial Statements                             6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   12

Item 3. Quantitative and Qualitative Disclosure About Market Risk             17

Item 4. Controls and Procedures                                               17

PART II - OTHER INFORMATION                                                   19

Item 1. Legal Proceedings                                                     19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           20

Item 3. Defaults Upon Senior Securities                                       20

Item 4. Submission of Matters to a Vote of Security Holders                   20

Item 5. Other Information                                                     20

Item 6. Exhibits and Reports on Form 8-K                                      20

SIGNATURES AND CERTIFICATIONS                                                 21

                     Gilman & Ciocia, Inc. And Subsidiaries
                           Consolidated Balance Sheets

                                                                                       UnAudited         Audited
                                                                                  September 30, 2004   June 30, 2004
Assets

Cash & Cash Equivalents                                                                   675,838          498,545
Marketable Securities                                                                     600,400        1,184,907
Trade Accounts Receivable, Net                                                          3,311,067        3,678,204
Receivables from Officers, Shareholders
     and employees, net                                                                   156,614          138,564
Assets of Discontinued Operations                                                           3,568            3,568
Due From Office Sales - Current                                                           219,537          287,325
Prepaid Expenses and Other Current Assets                                                 147,725          365,117
                                                                                     -----------------------------

        Total Current Assets                                                            5,114,749        6,156,230

Fixed Assets, Net                                                                       1,217,269        1,616,661
Goodwill                                                                                3,805,594        3,837,087
Intangible Assets, Net                                                                  5,516,485        5,631,123
Due from Office Sales - Non Current                                                     1,149,981        1,181,128
Other Assets                                                                              492,304          505,351
                                                                                     -----------------------------

        Total Assets                                                                 $ 17,296,382     $ 18,927,579
                                                                                     -----------------------------

Liabilities and Shareholders' Equity (Deficit)

Accounts Payable and Accrued Expenses                                                  10,111,575       10,375,471
Current Portion of Notes Payable & Cap. Leases                                          8,736,093        9,113,793
Due to Related Parties                                                                    654,149          445,000
                                                                                     -----------------------------

        Total Current Liabilities                                                      19,501,817       19,934,264

Long term portion of notes payable and cap leases                                         213,861          212,440
                                                                                     -----------------------------

        Total Liabilities                                                            $ 19,715,678     $ 20,146,704
                                                                                     -----------------------------

Shareholders' Equity (Deficit)
Preferred Stock, $0.001 par value; 100,000 shares authorized; no shares issued and outstanding at September 30, 2004, and 2003 respectively
Common Stock, $0.01 par value 20,000,000 shares authorized; 10,287,276
and 10,084,561shares issued at September 30, 2004, and June 30, 2004 respectively         102,872          102,195
Additional Paid in Capital                                                             29,920,070       29,897,210
Treasury Stock 1,326,838 and 1,326,838 shares of common stock,
respectively, at cost                                                                  (1,306,288)      (1,306,288)
Retained Deficit                                                                      (31,135,950)     (29,912,242)
                                                                                     -----------------------------

        Total Shareholders' Equity (Deficit)                                         $ (2,419,296)    $ (1,219,125)
                                                                                     -----------------------------

Total Liabilities & Shareholders' Equity (Deficit)                                   $ 17,296,382     $ 18,927,579
                                                                                     =============================

                     Gilman & Ciocia, Inc. And Subsidiaries
                      Consolidated Statements of Operations

                                           For the Three Months Ended September 30,
                                                  UnAudited        UnAudited
                                                    2004             2003
Revenues:

  Financial Planning Services                  $ 12,140,501     $ 13,083,769
  Tax Preparation Fees                              517,062          465,483

                                               -----------------------------
        Total Revenues                           12,657,563       13,549,252
                                               -----------------------------

Cost of Sales/ Commissions                        8,103,347        7,884,412
                                               -----------------------------

        Gross Profit:                             4,554,216        5,664,840
                                               -----------------------------

Operating Expenses:

Salaries                                          2,497,828        2,858,758
General & Administrative                          1,838,732        1,672,962
Advertising                                         258,662            9,891
Brokerage Fees & Licenses                           315,924          327,690
Rent                                                463,746          537,791
Depreciation & Amortization                         310,623          355,451
                                               -----------------------------

        Total Operating Expenses                  5,685,515        5,762,543
                                               -----------------------------

Income (loss) from                               (1,131,299)         (97,703)
  continuing operations before other           -----------------------------
  income and expenses

Other Income (Expenses):

  Interest and investment income                     51,183           18,068
  Interest expense                                 (205,949)        (247,841)
  Other Income (Expense), Net                        62,357            1,193
                                               -----------------------------

Total Other Income (Expense)                        (92,409)        (228,580)
                                               -----------------------------

Loss from continuing operations                  (1,223,708)        (326,283)
  before income taxes                          -----------------------------

Income taxes (benefit)                                   --            1,200
                                               -----------------------------

Loss from continuing operations                  (1,223,708)        (327,483)
                                               -----------------------------

Discontinued Operations:

Income (loss) from discontinued operations               --         (276,561)
                                               -----------------------------

Gain (loss) on disposal of                               --          796,965
  discontinued operations                      -----------------------------

Income taxes (benefit)                                   --               --

Income (loss) from discontinued operations               --          520,404
                                               -----------------------------

Net Income (loss)                              $ (1,223,708)    $    192,921
                                               =============================

Basic per share data:
  (Loss) from continuing operations            $      (0.14)    $      (0.03)
  Gain (Loss) from discountinued operations    $         --     $       0.05
                                               -----------------------------

Net Income (Loss) per share, basic             $      (0.14)    $       0.02
                                               =============================

Weighted Average shares, basic                    8,810,275        9,791,177
                                               =============================

Diluted per share data:
  (Loss) from continuing operations            $      (0.14)    $      (0.03)
  Gain (loss) from discontinued operations     $         --     $       0.05
                                               -----------------------------

                                               $      (0.14)    $       0.02
                                               =============================

Weighted Average shares, diluted                  8,810,275       10,679,730
                                               =============================

                     Gilman & Ciocia, Inc. And Subsidiaries
                     Consolidated Statements of Cash Flows

                                                              For the Three Months Ended September 30,

                                                                     UnAudited       UnAudited
                                                                        2004            2003
                                                                        ----            ----
Cash Flows From Operating Activities:

Net (Loss) / Income                                                 $(1,223,708)        192,920
Adjustments to reconcile net loss to net casy used in                                        --
operating activities:                                                                        --
                                                                                             --
Depreciation and amortization                                           268,154         364,243
Issuance of common stock for debt default penalties and interest         23,537          15,750
Amortization of debt discount                                            42,469          57,988
(Gain) Loss on sale of discontinued operations                                         (798,158)
(Gain) Loss on sale of equipment and properties                         (31,182)             --
Due From Office Sales                                                    67,788
Changes in assets and  liabilities:
Accounts receivable, Net                                                367,137          51,488
Prepaid and other current assets                                        217,390         215,538
Change in marketable securities                                         584,509         (91,783)
Receivables from officers, shareholders and employees                     3,512          21,035
Other Assets                                                             22,631            (273)
Accounts Payable and accrued expenses                                  (263,896)       (487,203)
Decrease in Other liabilities                                                --          (4,750)
                                                                    -----------     -----------

Net cash provided by operating activities                                78,341        (463,205)


Cash Flows from investing activities:
Capital Expenditures                                                    (19,181)         (8,380)
Cash paid for acquisitions, net of cash acquired                         (8,487)        (23,423)
Proceeds from the sale of discountinued operations                                      832,260
Proceeds from the sale of property and equipment                        293,750              --
                                                                    -----------     -----------

Net cash used in investing activities                                   266,082         800,457

Cash Flows from Financing Activities:
Proceeds from bank and other loans                                                      345,972
Payments of bank loans and capital lease obligations                   (167,130)       (719,239)
                                                                    -----------     -----------

Net cash Provided by Financing Activities:                             (167,130)       (373,267)

Net change in cash and cash equivalents                                 177,293         (36,015)
Cash and cash equivalents at beginning of period                        498,545         955,097


Cash and cash equivalents at end of period                          $   675,838     $   919,082
                                                                    ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid during the period for:

Interest                                                            $   205,949     $   247,841
                                                                    -----------     -----------

Income Taxes                                                        $        --     $        --
                                                                    ===========     ===========
Supplemental Disclosure of Non-Cash Transactions:

Issuance of common stock for debt default penalties and interest         23,537          15,750
Issuance of common stock for Acquisitions                                 5,760              --

GILMAN + CIOCIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

(a) Description of the Company and Overview

Gilman + Ciocia, Inc. (together with its wholly owned subsidiaries, the "Company") is a corporation that was organized in 1981 under the laws of the State of New York and reincorporated under the laws of the State of Delaware in 1993. The Company provides financial planning services, including securities brokerage, insurance and mortgage agency services, and federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets. In Fiscal 2004*, approximately 89% of the Company's revenues were derived from commissions on financial planning services and approximately 11% were derived from fees for tax preparation services. For the three months ended September 30, 2004, 96% of the Company's revenues were earned from all financial planning and related services with 90% from mutual funds, annuities and securities transactions, and 10% from insurance, mortgage brokerage and other related services. As of September 30, 2004, the Company had 36 offices operating in 6 states (New York, New Jersey, Connecticut, Florida, Maryland and Colorado). The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K can be obtained, free of charge, on the Company's web site at www.gilcio.com.

As a result of a number of defaults under its agreements with Wachovia Bank, National Association ("Wachovia") on November 27, 2002, the Company entered into a debt forbearance agreement with Wachovia and subsequently amended the debt forbearance agreement on June 18, 2003 and on March 4, 2004. Another of its lenders, Travelers Insurance Company ("Travelers") has claimed several defaults under its agreement, but acknowledged that it was subject to the terms of a subordination agreement which restricts the remedies it can pursue against the Company. The Company's debt to Rappaport Gamma, Ltd. ("Rappaport") was due on October 30, 2002, but remains unpaid. This loan is also subordinated to the Wachovia loan. That lender is entitled to receive shares of the Company's common stock monthly while the debt remains unpaid. As a result of these defaults, the Company's debt as to those lenders is classified as current liabilities on its financial statements.

(b) Basis of Presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated balance sheets as of September 30, 2004, the consolidated statement of operations for the three months ended September 30, 2004 and 2003, the consolidated statements of cash flows for the three months ended September 30, 2004 and the consolidated statement of stockholders' equity for the three months ended September 30, 2004 are unaudited. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three months ended September 30, 2004 are not necessarily indicative of the results to be expected for any other interim period or any future year. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2004. On February 13, 2004, the Company received a letter from Grant Thornton, its previous auditors, advising the Company that it did not consent to the inclusion of its 2002 Auditors' Report issued for the Company's Form 10K for Fiscal 2002 in the Company's Form 10-K for Fiscal 2003 filed on February 9, 2004. The letter stated that Grant Thornton was withdrawing its 2002 Auditors' Report and that its report could no longer be relied on, and that it was withdrawing its quarterly review reports for each fiscal quarter during which it served as the Company's auditors.

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

Net Income (Loss) Per Share

In accordance with SFAS No. 128, "Earnings per Share", basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during each period. Diluted net income (loss) per share gives effect to all potentially dilutive securities that were outstanding during each period. The computation for September 30, 2004 did not include these outstanding options and warrants because to do so would have an antidilutive effect for the periods presented.

Stock Based Compensation

At September 30, 2004, the Company had one stock-based employee compensation plan. Prior to 2000, the Company accounted for plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective July 1, 2000, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2002. Awards under the Company's plan vests over periods ranging from three to five years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                   For the Three Months Ended

                                                     September         September
                                                      30, 2004          30, 2003

Net Income (Loss), as reported                  $  (1,223,708)    $     192,921

Add: Stock-based employee
compensation expenses included
in reported net loss, net of related
tax effects

Deduct: Total stock-based
compensation expense determined
under fair value based method for
all awards, net of related taxes                $          --     $          --
                                                -------------------------------

Proforma net income (loss)                      $  (1,223,708)    $     192,921

Basic and diluted earnings (loss) per share:

As reported - Basic                                     (0.14)             0.02
Proforma - Basic                                        (0.14)             0.02

As reported - Diluted                                   (0.14)             0.02
Proforma - Diluted                                      (0.14)             0.02

The effects of applying SFAS 123 in the pro forma net loss disclosures above are not likely to be representative of the effects on pro forma disclosures of future years.

Other significant accounting policies

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. These policies require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standard setters appear likely to cause a material change in the Company's accounting policies, outcomes cannot be predicted with confidence. Also see Note 1 to Consolidated Financial Statements included in the Company's Annual Form 10-K for fiscal 2004 (the "2004 10-K") which discusses accounting policies that must be selected by management when there are acceptable alternatives.

(d) Liquidity and cash flow

During the three months ended September 30, 2004, the Company incurred a net loss of $($1,223,708) and at September 30, 2004 had a working capital deficit position of $(14,387,068). At September 30, 2004 the Company had $675,838 of cash and cash equivalents and $3,311,067 of trade accounts receivables to fund short-term working capital requirements.

The Company believes that it has been able to complete the necessary steps in order to meet its cash flow requirements throughout Fiscal 2005 and 2006, though due to the seasonality of the Company's business the Company may at times employ short term financing.

2. RECLASSIFICATION FOR DISCONTINUED OPERATIONS

During Fiscal 2003 and Fiscal 2004 the Company sold 64 of its offices, including the sale of 47 offices to Pinnacle Taxx Advisors LLC ("Pinnacle") and two subsidiaries. In accordance with SFAS 144 assets and liabilities associated with these offices have been reclassified and are included on the accompanying balance sheets as assets and liabilities held for sale, and the results of these operations have been reclassified and are separately presented for all reporting periods as discontinued operations in the accompanying statements of operations.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB revised SFAS No. 132, Employers' Disclosures about Pensions and Other Post Retirement Benefits. This revision requires additional disclosures to those in the original SFAS No. 132 about assets, obligations, cash flows and the periodic benefit cost of deferred benefit pension plans and other deferred benefit post-retirement plans. The required information should be provided separately for pension plans and for other post-retirement benefit plans. This statement revision is effective for the fiscal years ended after December 14, 2003 and interim periods beginning after December 15, 2003. The adoption of this revision has not had a material impact on our results of operations, financial position or disclosures.

4. CONTINGENCIES

Litigation

See Item 1 Legal Proceedings of Part II herein.

5. DISCONTINUED OPERATIONS

Approximate direct operating revenues and operating expenses of the offices sold to Pinnacle and other parties included as discontinued operations on the accompanying statements of operations for the three months ended September 30, 2004 and September 30, 2003 were as follows:

                                                      For the Three Months Ended
                                                            September 30,

                                                          2004        2003
                                                          ----        ----

Revenues:
              Financial Planning Services                   --    $ 1,785,819
              Tax Preparation Fees                          --         12,074

                                                         -----    -----------
                          Total Revenue                     --      1,797,893
                                                         -----    -----------


Operating Expenses:
              Salaries and commissions                      --    $ 1,772,761
              General and Administrative                    --        216,401
              Advertising                                   --          9,462
              Rent                                          --         71,725
              Depreciation and amortization                 --          3,340
              Brokerage Fees                                --            788

                                                         -----    -----------
                          Total operating
                          expenses                          --      2,074,477
                                                         -----    -----------


                                                         -----    -----------
Gain/(loss) from discontinued operations                    --       (276,584)
                                                         -----    -----------

Other Income (Expense)                                      --             23

Net (loss)                                               $  --    $  (276,561)
                                                         =====    ===========

6. DEBT

The Company is in default on substantially all of its debt.

On December 26, 2001, the Company closed a $7.0 million financing (the "Loan") with Wachovia. The Loan consisted of a $5.0 million term loan ("Term Loan") and a $2.0 million revolving letter of credit ("Revolving Credit Loan"). On November 27, 2002, the Company and Wachovia entered into a forbearance agreement (the "Forbearance Agreement") whereby Wachovia agreed to forbear from acting on certain defaults of financial covenants by the Company under the Revolving Credit Loan and under the Term Loan. Wachovia extended the due date of the Loan to November 1, 2003 (the "Maturity Date") and a result of several amendments, the Maturity Date of the Wachovia Loan was extended to July 1, 2005; certain $250,000 principal payments due on March 10, 2004, April 10, 2004, May 10, 2004 and June 10, 2004 were deleted; commencing on March 10, 2004, and continuing on the 10th day of each month thereafter until the new Maturity Date of the Loan, the Company will make a principal payment to Wachovia in the amount of $31,250 in addition to the regular monthly payments due Wachovia; the Applicable Margin to the interest rate of the Loan was increased to four percent; and the Company's reporting requirements to Wachovia were changed. The Company is in technical default of several other provisions of the Loan, the Forbearance Agreement and the Amendments to Forbearance Agreement. However, the Company does not believe that Wachovia will issue a note of default for any of these technical defaults.

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

On October 30, 2001, the Company borrowed $1,000,000 from Rappaport pursuant to a written note without collateral and without stated interest (the "Rappaport Loan"). The Rappaport Loan was due and payable on October 30, 2002. Additionally, the Rappaport Loan provided that: Rappaport receive 100,000 shares of Rule 144 restricted shares of common stock of the Company upon the funding of the Loan, subject to adjustment so that the value of the 100,000 shares was $300,000 when the Rule 144 restrictions were removed; there was a penalty of 50,000 shares to be issued to Rappaport if the Rappaport Loan was not paid when due and an additional penalty of 10,000 shares per month thereafter until the Rappaport Loan was paid in full. On December 26, 2001, Rappaport subordinated the Rappaport Loan to the $7,000,000 being loaned to the Company by Wachovia. In consideration of the subordination, the Rappaport Loan was modified by increasing the 10,000 shares penalty to 15,000 shares per month and by agreeing to issue 50,000 additional shares to Rappaport if the Rappaport Loan was not paid in full by March 31, 2002, subject to adjustment so that the value of the shares issued was $150,000 when the Rule 144 restrictions were removed. By September 30, 2004, Rappaport had received a total of 1,240,298 shares for all interest and penalties and will receive 15,000 shares per month as additional penalties until the Loan is paid in full.

If the Company does not comply with the financial covenants and other obligations in its loan agreements with Wachovia, Travelers or Rappaport, or its agreements with other lenders, and such lenders elected to pursue their available remedies, the Company's operations and liquidity would be materially adversely affected and the Company could be forced to cease operations.

7. STOCK - BASED COMPENSATION

The Company has established various stock - based compensation plans for its officers, directors, key employees and consultants. See the 2004 10-K for a description of the Company's stock-based compensation plans.

Stock option activity during the three months ended September 30, 2004 was as follows:

Outstanding June 30, 2004                                              2,177,566

               Grants                                                          0
               Canceled                                                        0
               Expired                                                         0
               Exercised                                                       0
                                                                       ---------
Outstanding - September 30, 2004                                       2,177,566

Exercisable - September 30, 2004                                       1,822,566

8. SEGMENTS OF BUSINESS

As a result of the Company's recent restructuring, management believes the Company operates as one segment.

9. RELATED PARTY TRANSACTIONS

In September 2004, Prime Partners, Inc. of New York, of which Michael Ryan, the Company's Chief Executive Officer is a major shareholder, and James Ciocia, a Director of the Company, provided short term loans to the Company in the aggregate amount of $375,000 for working capital purposes. These loans pay 10% interest per annum.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such statements are based upon current information, expectations, estimates and projections regarding Gilman + Ciocia, Inc. (the "Company"), the industries and markets in which the Company operates, and management's assumptions and beliefs relating thereto. Words such as "will," "plan," "expect," "remain," "intend," "estimate," "approximate," and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by federal, state and local authorities and their impact on the lines of business in which the Company and its subsidiaries are involved; unforeseen compliance costs; changes in economic, political or regulatory environments; changes in competition and the effects of such changes; the inability to implement the Company's strategies; changes in management and management strategies; the Company's inability to successfully design, create, modify and operate its computer systems and networks; litigation involving the Company and risks described from time to time in reports and registration statements filed by the Company and its subsidiaries with the Securities and Exchange Commission (the "SEC"). Readers should take these factors into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

The Company, together with its wholly owned subsidiaries, provides federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets and financial planning services, including securities brokerage, insurance and mortgage agency services.

The Company's financial planning clients generally are introduced to the Company through the Company's tax preparation services. The Company believes that its tax return preparation business is inextricably intertwined with, and is a necessary adjunct to, its financial planning activities. Future profitability will come from the two channels leveraging off each other, improving client base growth and retention.

All of the Company's financial planners are employees or independent contractors of the Company and registered representatives of Prime Capital Services, Inc. ("PCS"), a wholly owned subsidiary of the Company. PCS conducts a securities brokerage business providing regulatory oversight and products and sales support to its registered representatives, who provide investment products and services to their clients. PCS earns a share of commissions from the services that the financial planners provide to their clients in transactions for securities, insurance and related products. PCS is a registered securities broker-dealer with the SEC and a member of the National Association of Securities Dealers, Inc.

A majority of the Company's financial planners are also tax preparers. The Company's tax preparation business is conducted predominantly in the months of February, March and April. During the tax season, the Company significantly increases the number of employees involved in tax preparation. During the 2004 tax season, the Company prepared approximately 29,000 United States tax returns.

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

In Fiscal 2004, approximately 89% of the Company's revenues were derived from commissions on financial planning services and approximately 11% were derived from fees for tax preparation services. For the three months ended September 30, 2004, 96% of the Company's revenues were earned from all financial planning and related services (with 90% from mutual funds, annuities and securities transactions and 10% from insurance, mortgage brokerage and other related services), and 4% were earned from tax preparation services.

During the three months ended September 30, 2004, the Company incurred a net loss of $($1,223,708) and at September 30, 2004 had a working capital deficit of $(14,387,068). At September 30, 2004 the Company had $675,838 of cash and cash equivalents and $3,311,067 of trade accounts receivables, net, to fund short-term working capital requirements.

The Company believes that it has completed the necessary steps to meet its cash flow requirements for the years ending June 30, 2005 and 2006. See Note 1(d) of Notes to Consolidated Financial Statements included in the 2004 10-K for a complete discussion of the Company's liquidity and cash flow and Note 7 of Notes to Consolidated Financial Statements included in the 2004 10-K for a complete discussion of the Company's debt.

If the Company does not comply with the financial covenants and other obligations in its loan agreements with Wachovia, Travelers or Rappaport, and such lenders elected to pursue their available remedies, the Company's operations and liquidity would be materially adversely affected and the Company could be forced to cease operations.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

Except as noted, the numbers and explanations presented below represent results from continuing operations only.

The Company's revenues for the three months ended September 30, 2004 were $12,657,000 compared to $13,549,000 for the three months ended September 30, 2003, a decrease of $891,000 or 6.6%. Of the total decrease, $943,000 was attributable to a decrease in the Company's financial planning business partially offset by an increase in the Company's tax preparation fees of $51,000. Approximately 50% of the Company owned offices are located in Florida. During the quarter ended September 30, 2004, sales in these offices were substantially affected by the extraordinary hurricane activity.

The Company's total revenues for the three months ended September 30, 2004 consisted of $12,140,000 for financial planning services and $517,000 for tax preparation fees. Financial planning services represented 96% and tax preparation fees represented 4% of the Company's total revenues during the three months ended September 30, 2004. The Company's total revenues for the three months ended September 30, 2003 consisted of $13,083,000 for financial planning services and $465,000 for tax preparation fees. Financial planning services represented 97% and tax preparation fees represented 3% of the Company's total revenues during the three months ended September 30, 2003.

The Company's commission expense for the three months ended September 30, 2004 was $8,103,000, an increase of $218,000 or 2.8% from $7,884,000 for the quarter ended September 30, 2003. This increase is attributable to a higher percentage of the Company's revenue being derived from its independent sales force.

The Company's operating expenses for the three months ended September 30, 2004 were $5,685,000 or 44.9% of revenues, a decrease of $77,000 or 1.3%, compared to $5,762,000 or 42.5% of revenues for the three months ended September 30, 2003. The dollar decrease in operating expenses was attributable to an increase in advertising of $248,000 and general and administrative expenses of $165,000, offset by decreases of $360,000 in salaries, $74,000 in rent, $11,000 in brokerage fees and licenses and $44,000 in depreciation and amortization.

General and administrative expenses increased $165,000 or 9.9% in the three months ended September 30, 2004 to $1,798,000 from $1,672,000 during the three months ended September 30, 2003. This increase is primarily attributable to an increase in professional fees and insurance expense offset by reduced computer and telephone expenses.

Advertising expenses increased $248,000 in the three months ended September 30, 2004 to $258,000 from $9,000 during the three months ended September 30, 2003. This increase is primarily attributable to the increase in print ad campaigns to build brand equity and awareness.

Brokerage fees and licenses expenses decreased $11,000 or 3.6% in the three months ended September 30, 2004 to $315,000 from $327,000 during the three months ended September 30, 2003. This decrease is primarily attributable to decreased revenues.

Rent expense decreased $74,000 or 13.7% in the three months ended September 30, 2004 to $463,000 from $537,000 during the three months ended September 30, 2003. This decrease is primarily attributable to the termination of leases associated with closed or merged offices.

Depreciation and amortization expense decreased $44,000 or 12.6% in the three months ended September 30, 2004 to $310,000 from $355,000 during the three months ended September 30, 2003. This decrease is primarily attributable to lower fixed assets and intangible balances as a result of reduced capital spending and assets reaching full depreciable lives.

The Company's loss from continuing operations before other income and expense for the three months ended September 30, 2004 was $(1,131,000) as compared to $(97,000) for the three months ended September 30, 2003, an increased loss of $1,033,000. This increased loss was attributable to reduced revenues from financial planning services and higher commission, general and administrative and advertising expense as described above.

The Company's net loss from continuing operations before income taxes for the three months ended September 30, 2004 was $(1,223,000) compared to a loss of $(326,000) for the three months ended September 30, 2003. This increased loss was attributable to the increased losses from operations of $1,033,000 highlighted above, and offset by a decrease of $41,000 in interest expense and increases of $33,000 and $61,000, respectively, in interest and investment income and other income, net.

The Company had a gain from discontinued operations for the three months ended September 30, 2004 of $0 compared to $520,000 for the three months ended September 30, 2003.

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

The financial statements for the three years ended June 30, 2003 have been restated to correct this error. As a result of the restatement, receivables as of June 30, 2003 have been reduced by $1,114,725 and commission liabilities have been reduced by $923,658. Shareholder deficit increased by $191,067. Revenues for the year ended June 30, 2003 increased by $60,009 and commission expense for the years ended June 30, 2003 increased by $28,765. Losses for the year ended June 30, 2003 decreased by $31,334.

As the error applied to both the beginning and ending balances of each quarter, the effect on any individual quarter filing on Form 10-Q was immaterial.

LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues have been, and are expected to continue to be, significantly seasonal. As a result, the Company must generate sufficient cash during the tax season to fund any operating cash flow deficits in the first half of the following fiscal year. Operations during the non-tax season are primarily focused on financial planning services along with some ongoing accounting and corporate tax revenue. Since its inception, the Company has utilized funds from operations and borrowings to support operations and finance working capital requirements. As of September 30, 2004 the Company had $675,838 in cash and cash equivalents and $600,400 in marketable securities. PCS is subject to the SEC's Uniform Net Capital Rule 15c 3-1, which require the maintenance of minimum regulatory net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed the greater of 15 to one or $100,000 and $25,000, respectively. At September 30, 2004, the Company was in compliance with this regulation.

During the three months ended September 30, 2004, the Company incurred a net loss of $($1,223,708) and at September 30, 2004 had a working capital deficit position of $(14,387,068). At September 30, 2004 the Company had $675,838 of cash and cash equivalents and $3,311,067 of trade accounts receivables to fund short-term working capital requirements.

The Company believes that it has been able to complete the necessary steps in order to meet its cash flow requirements throughout Fiscal 2005 and 2006, though due to the seasonality of the Company's business the Company may at times employ short term financing.

The Company's cash flow provided by or used in operating activities totaled $78,000 and $(463,000) for the three months ended September, 2004 and 2003, respectively. The increase in cash flows used in operating activities is due to decreased net income, decreased marketable securities and other current assets, offset by a decrease in gain on sale. For the three months ended September 30, 2003, the Company recognized gain on the sale of offices to Pinnacle and others.

Net cash provided by investing activities totaled $266,000 for the three months ended September 30, 2004, as compared to $800,000 for the three months ended September 30, 2003. September 30, 2004 net cash included the proceeds from a real property sale of $293,000. The September 30, 2003 net cash of $800,000 is primarily due to the sale of discontinued operations.

Net cash used in financing activities totaled $167,000 for the three months ended September 30, 2004, as compared to $373,000 for the three months ended September 30, 2003. The decrease in cash used in financing activities of $206,000 is attributable to a decrease in proceeds from bank and other loans, and the decrease in payouts of bank and capital lease obligations of $552,000.

Prime Partners, Inc. of New York (previously known as Prime Financial Services, Inc., New York) ("Prime Partners") has made various loans to the Company at an interest rate of 10%. On September 30, 2004 the Company owed Prime Partners $376,149. Michael Ryan, the Company's Chief Executive Officer and President, is one of the major shareholders of Prime Partners.

The Company believes that it has completed the necessary steps to meet its cash flow requirements for the years ending June 30, 2005 and 2006. See Note 1(d) of Notes to Consolidated Financial Statements included in the 2004 10-K for a complete discussion of the Company's liquidity and cash flow and Note 7 of Notes to Consolidated Financial Statements included in the 2004 10-K for a complete discussion of the Company's debt.

If the Company does not comply with the financial covenants and other obligations in its loan agreements with Wachovia, Travelers or Rappaport, and such lenders elected to pursue their available remedies, the Company's operations and liquidity would be materially adversely affected and the Company could be forced to cease operations

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The table below summarizes the Company's contractual obligations for the five years subsequent to September 30, 2004 and thereafter. The amounts represent the maximum future cash contractual obligations.

Contractual Obligation and Commercial Commitments

                                                                             2006 to        2008 to       After
Contractual Obligations                      Total            2005             2007          2009         2010
                                          -----------      -----------      ----------     --------     --------
Debt                                      $ 9,358,115      $ 9,248,595      $   38,326     $ 41,932     $ 29,262
Operating Leases                            5,705,400        2,583,608       2,208,477      563,338      349,977
Capital Leases                                246,133          152,237          79,819       14,077           --

                                          -----------      -----------      ----------     --------     --------
Total contractual cash obligations        $15,309,648      $11,984,440      $2,326,623     $619,347     $379,239
                                          ===========      ===========      ==========     ========     ========

In connection with the sale of offices to Pinnacle, all operating leases associated with the sold offices were assigned to Pinnacle, but the Company remains liable on the leases. Aggregate operating lease commitment amounts included in the table above with respect to the leases assigned to Pinnacle in November 2002 are $943,415, $395,113, $152,789, and $27,102 for the fiscal years ending June 30, 2005, 2006, 2007 and 2008, respectively. See Note 5 of Notes to the Consolidated Financial Statements in the 2004 10-K for a complete discussion of the sale to Pinnacle.

The Company is also contractually obligated to certain employees and executives pursuant to commission agreements and compensation agreements.

MARKET FOR COMPANY'S COMMON EQUITY

The shares of the Company's common stock were delisted from the NASDAQ National Market in August 2002 and are now traded on what is commonly referred to as the "pink sheets". As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. In addition, the Company is now subject to Rule 15c2-11 promulgated by the SEC. If the Company fails to meet criteria set forth in such Rule (for example, by failing to file periodic reports as required by the Exchange Act), various practice requirements are imposed on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have a materially adverse effect on the ability of broker-dealers to sell the Company's securities, which may materially affect the ability of shareholders to sell the securities in the secondary market.

The delisting could make trading the Company's shares more difficult for investors, potentially leading to further declines in the share price. It would also make it more difficult for the Company to raise additional capital. The Company will also incur additional costs under state blue-sky laws if we sell equity due to our delisting.

EFFECTS OF INFLATION

Due to relatively low levels of inflation in 2004 and 2003, inflation has not had a significant effect on the Company's results of operations.

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

The Company recognizes all revenues associated with income tax preparation, accounting services and asset management fees upon completion of the services. Financial planning services include securities and other transactions. The related commission revenue and expenses are recognized on a trade date basis.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To date, the Company's exposure to market risk has been limited and it is not currently hedging any market risk, although it may do so in the future. The Company does not hold or issue any derivative financial instruments for trading or other speculative purposes. The Company is exposed to market risk associated with changes in the fair market value of the marketable securities that it holds. The Company's revenue and profitability may be adversely affected by declines in the volume of securities transactions and in market liquidity, which generally result in lower revenues from trading activities and commissions. Lower securities price levels may also result in a reduced volume of transactions, as well as losses from declines in the market value of securities held by the Company in trading and investment. Sudden sharp declines in market values of securities and the failure of issuers and counterparts to perform their obligations can result in illiquid markets in which the Company may incur losses in its principal trading activities.

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

A material weakness is defined as a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. While the Company did implement specific changes in our internal controls during the fourth quarter of Fiscal 2004, such as improvement in recording commissions earned and tax return billings, and regulatory filings are now being filed within the prescribed due dates, such improvements were partially offset by declines in other areas.

The Company's senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Exchange Act designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officers to allow timely decisions regarding required disclosure.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), and newly enacted SEC regulations have created additional compliance requirements for companies such as ours. We are committed to maintaining high standards of internal controls over financial reporting, corporate governance and public disclosure. As a result, we intend to invest appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, a great deal of management time and attention will be required to comply on a timely basis with the internal control requirements of Section 404 of Sarbanes-Oxley, and without significant additional staff or resources it will be difficult to achieve timely compliance.

Except as described above, no change occurred in the Company's internal controls concerning financial reporting during the quarter ended September 30, 2004 that has materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Litigation

The Company and PCS are defendants and respondents in lawsuits and NASD arbitrations in the ordinary course of business. On September 30, 2004, there were 35 pending lawsuits and arbitrations, of which 20 were against PCS and/or its registered representatives. Management accrued $894,222 as a reserve for potential settlements, judgments and awards. PCS has errors & omissions coverage that will cover a portion of such matters. In addition, under the PCS registered representatives contract, each registered representative is responsible for covering costs in connection with these claims. The Company does not believe that these lawsuits and arbitrations will have a material effect on its consolidated financial position.

On February 4, 2004, the Company was served with a Summons and a Shareholder's Class Action and Derivative Complaint with the following caption: "Gary Kosseff, Plaintiff, against James Ciocia, Thomas Povinelli, Michael P. Ryan, Kathryn Travis, Seth A. Akabas, Louis P. Karol, Edward H. Cohen, Steven Gilbert and Doreen Biebusch, Defendants and Gilman & Ciocia, Inc., Nominal Defendant". The action was filed in the Court of Chancery of the State of Delaware in and for New Castle County under Civil Action No. 188-N. The Company believes that the allegations contained in the lawsuit are without merit and the Company intends to contest the lawsuit vigorously. The nature of the action is that the Company, its Board of Directors and its management, breached their fiduciary duty of loyalty in connection with the sale of the offices to Pinnacle. The action alleges that the sale to Pinnacle was for inadequate consideration and without a fairness opinion by independent financial advisors, without independent legal advice and without a thorough evaluation and vote by an independent committee of the Board of Directors. The action prays for the following relief: a declaration that the Company, its Board of Directors and its management breached their fiduciary duty and other duties to the plaintiff and to the other members of the purported class; a rescission of the Asset Purchase Agreement; unspecified monetary damages; and an award to the plaintiff of costs and disbursements, including reasonable legal, expert and accountants fees. On March 15, 2004, counsel for the Company and for all defendants filed a motion to dismiss the lawsuit. On June 18, 2004, counsel for the plaintiff filed an Amended Complaint. On July 12, 2004, counsel for the Company and for all defendants filed a motion to dismiss the Amended Complaint. On October 27, 2004, counsel for the plaintiff filed a memorandum of law in opposition to defendant's motion to dismiss the Amended Complaint.

SEC Investigation

The Company is the subject of a formal investigation by the SEC. The investigation concerns, among other things, the restatement of the Company's financial results for the fiscal year ended June 30, 2001 and the fiscal quarters ended March 31, 2001 and December 31, 2001 (which have been previously disclosed in the Company's amended quarterly and annual reports for such periods), the Company's delay in filing its Form 10-K for Fiscal 2002 and 2003, the Company's delay in filing its 10-Q for the quarter ended September 30, 2002 and the Company's past accounting and recordkeeping practices. The Company had previously received informal, non-public inquiries from the SEC regarding certain of these matters. The Company and its executives have complied fully with the SEC's investigation and will continue to comply fully. The Company does not believe that the investigation will have a material effect on its consolidated financial position.

The Company has been advised that the Staff of the SEC has taken the position that the Company has not timely filed all required financial statements because the Company's Form 10KA for fiscal 2003 filed in February 2004 included unaudited financial statements for fiscal years 2002 and 2001 and the Company's Form 10-K for fiscal 2004 filed in October 2004 included unaudited financial statements for fiscal year 2002. This was due to the refusal of Grant Thornton, the Company's prior auditors, to consent to the inclusion in the Form 10KA for fiscal 2003 and the Form 10-K for fiscal 2004 of their 2002 audit report with respect to the 2002 financial statements, as restated. In addition, Arthur Andersen, the Company's auditors for 2001, is no longer certified to consent to changes in its 2001 audit report. The Company has retained Radin Glass to audit fiscal 2002 to resolve this matter. As a result of the Staff's position, until the Company has been current in filing all reports for 12 months, the Company is ineligible to use Forms S-2 and S-3 registration statements to register securities, and until such audited financial statements are filed, other registration statements will not be declared effective and the Company will be unable to effect private placements of its securities under Rules 505 and 506 of Regulation D except for placements exclusively to accredited investors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 19, 2004, the Company issued 45,000 shares of common stock to Rappaport Gamma LP ("Rappaport") pursuant to Section 4(2) of the Securities Act. The shares were issued as part of a penalty for nonpayment on a loan by Rappaport to the Company, and the Company received no proceeds in connection therewith.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See Note 9 of Notes to Consolidated Financial Statements in the 2004 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its last meeting of shareholders on December 14, 2001.

ITEM 5. OTHER INFORMATION

On or about October 21, 2004, the Company's broker-dealer subsidiary, PCS, received a letter from the Boston District Office of the NASD (the "Office") with respect to the Office's 2002 and 2003 examinations of PCS. The letter stated that with respect to the periods examined the Office had found that PCS had failed to fully comply with certain NASD Conduct Rules. PCS is in the process of conducting a review of the letter and its findings. PCS cannot predict at this time what actions, if any, the Office may take in connection with the letter, though such actions could include a variety of penalties, including monetary penalties.

Item 6. EXHIBITS

(a) Exhibits:

10.1 Employment Agreement of Ted H. Finkelstein dated October 11, 2004.

31.1 Certification of Chief Executive Officer.

31.2 Certification of Chief Accounting Officer.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.

32.2 Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.

(b) Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 GILMAN + CIOCIA, INC.


Dated: November 15, 2004                           By /s/ Michael P. Ryan
                                                 Chief Executive Officer


Dated: November 15, 2004                           By /s/ Dennis Conroy
                                                 Chief Accounting Officer