Form 10-K/A
period 2004-06-30
GILMAN & CIOCIA INC
filed 2005-02-01
CIK 914142

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

Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes |X| No | |

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

                              GILMAN + CIOCIA, INC.

                               REPORT ON FORM 10-K/A

                        FOR THE YEAR ENDED JUNE 30, 2004

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Description of Business................................................................................4
Item 2.  Properties............................................................................................19
Item 3.  Legal Proceedings.....................................................................................20
Item 4.  Submission of Matters to a Vote of Security Holders...................................................21

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.................................21
Item 6.  Selected Consolidated Financial Data..................................................................24
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................25
Item 7A. Quantitative and Qualitative Disclosures About Market Risk............................................38
Item 8.  Consolidated Financial Statements and Supplementary Data..............................................39
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................69
Item 9A. Controls and Procedures ..............................................................................70

                                    PART III

Item 10. Directors and Executive Officers of the Registrant....................................................70
Item 11. Executive Compensation................................................................................72
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters........74
Item 13. Certain Relationships and Related Transactions........................................................76
Item 14. Principal Accounting Fees and Services ...............................................................77

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................................77

SIGNATURES.....................................................................................................80

Explanatory Note

This Form 10K/A is being filed as a result of the re-audit of the financial statements for the year ended June 30, 2002. The Fiscal 2002(1) financial statements were originally audited by Grant Thornton LLP ("Grant Thornton"). However, Grant Thornton refused to consent to the inclusion in the Form 10-K/A for Fiscal 2003 of their audit report with respect to the Fiscal 2002 financial statements. The Company retained Radin Glass & Co., LLP ("Radin Glass") to audit Fiscal 2002 to resolve this matter.

As a result of the re-audit of the Fiscal 2002 financial statements by Radin Glass, an error was discovered in the June 30, 2001 balance sheet in which $2,295,805 of inter-company balances were not eliminated from assets. The previously issued Fiscal 2001 and Fiscal 2002 financial statements have been restated to correct this error, affecting Revenues, (Loss) from Continuing Operations and Net (Loss); the current receivables as of June 30, 2001 have been reduced by $1,998,963 and other assets by $296,842. The statement of cash flows for the year ended June 30, 2002 has also been restated. This restatement is unrelated to and in addition to the $600,000 restatement previously reported on the Company's Annual Report on Form 10-K/A for Fiscal 2001, filed June 12, 2002, and the $54,405 restatement made to the Fiscal 2002 financial statements and the restatement of the Fiscal 2003 financial statements previously reported on the Company's Annual Report on Form 10-K/A for Fiscal 2003, filed February 9, 2004. Because no re-audit was conducted of the years prior to the year ended June 30, 2002, the entire correction has been charged to the year ended June 30, 2001 (unaudited). Arthur Andersen LLP ("Arthur Andersen"), the Company's auditors for Fiscal 2001, is no longer certified to consent to changes in its Fiscal 2001 audit report.

The effect of the restatement is the following:

                                                   Year ended       Year ended
                                                  June 30, 2002    June 30, 2001
                                                                    (unaudited)
Revenues
--------
     As originally reported                       $ 55,895,952     $ 82,378,076
     As restated                                  $ 57,894,915     $ 80,082,271

(Loss) from Continuing Operations
---------------------------------
     As originally reported                       $(23,982,000)    $ (3,355,081)
     As restated                                  $(21,983,037)    $ (5,650,886)

Net (Loss)
----------
     As originally reported                       $(22,358,703)    $   (310,486)
     As restated                                  $(20,359,740)    $ (2,606,291)
     As originally reported - per share           $      (2.59)    $      (0.04)
     As restated - per share                      $      (2.35)    $      (0.32)

To reflect the impact of the re-audit and restatement, this Form 10K/A discloses the re-audit and restates the previously issued Consolidated Financial Statements and Supplementary Data and the Notes to Consolidated Financial Statements (Item 8), as well as Selected Consolidated Financial Data (Item 6) and Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7).

In addition, the Statement of Operations in Consolidated Financial Statements and Supplementary Data (Item 8) for Fiscal 2004, 2003 and 2002, and Note 14 of the Notes to Consolidated Financial Statements, have been revised to reflect Net Income (Loss) per share on both a continuing operations basis and a discontinued operations basis. The Selected Consolidated Financial Data (Item 6) has also been revised to include earnings per share from continuing operations.

Further, in view of the filing of audited financials for Fiscal 2002, this Form 10-K/A deletes the disclosure in Description of Business (Item 1), Legal Proceedings (Item 3), Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7) and Note 11 of the Notes to Consolidated Financial Statements (Item 8), that the Company has not timely filed all required financial statements for purposes of the Securities and Exchange Commission ("SEC") rules.

----------
(1) Fiscal years are denominated by the year in which they end. Accordingly, Fiscal 2002 refers to the year ended June 30, 2002.

Accordingly, this amendment to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004 amends and restates only Items 1, 3, 6, 7, 8 and 9, although all other items of the Form 10-K are reproduced in this amendment. In order to preserve the nature and character of the disclosure set forth in such other items as originally filed, no attempt has been made in this amendment to modify or update such disclosures except as required to reflect the effects of the changes described herein.

The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement therein not misleading.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Gilman + Ciocia, Inc. (together with its wholly owned subsidiaries, the "Company") provides financial planning services, including securities brokerage, insurance and mortgage agency services, and federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets. In the Fiscal year ended June 30, 2004, approximately 90% of the Company's revenues were derived from commissions on financial planning services and approximately 10% were derived from fees for tax preparation services. As of June 30, 2004, the Company had 36 offices operating in 6 states (New York, New Jersey, Connecticut, Florida Colorado and Maryland).

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

During Fiscal 2003 and Fiscal 2004, the Company sold 63 of its offices, including the sale of 47 offices to Pinnacle Taxx Advisors, LLC described below ("Pinnacle" an entity controlled by former executives of the Company) and two subsidiaries. The Company recognized a gain of $6.2 million on the sale of these offices in Fiscal 2004. In accordance with SFAS 144 assets and liabilities associated with these offices have been reclassified and are included on the accompanying balance sheets as assets and liabilities held for sale, and the results of these operations have been reclassified and are separately presented for all reporting periods as discontinued operations in the accompanying statements of operations. During the first quarter of Fiscal 2003, the Company sold to Pinnacle forty seven offices ("Pinnacle Purchased Offices") and all tangible and intangible net assets (the "Purchased Assets"), and Pinnacle assumed certain liabilities, which were associated with the operations of the Pinnacle Purchased Offices, together representing approximately $17,690,000 or approximately 18.0% of the Company's annual revenue for the fiscal year ended June 30, 2002. See Note 3 to Consolidated Financial Statements for a discussion of the Pinnacle transaction, the settlement of disputes arising in connection therewith and certain contingent responsibility of the Company for equipment and real estate leases (for an aggregate of $1.8 million) assumed by Pinnacle other than the White Plains, NY lease.

On August 27, 2002, the Company switched independent auditors from Arthur Andersen to Grant Thornton. On November 7, 2003, the Company switched independent auditors from Grant Thornton to Radin, Glass. See Item 9 "Changes in and Disagreements with Accountants and Accounting and Financial Disclosure." As a result of Grant Thornton's withdrawal of its 2002 Auditor's Report, the Company retained Radin Glass to re-audit the Company's financial statements for the year ended June 30, 2002. The Company's Fiscal 2002 financial statements as audited by Radin Glass are included in this Form 10K/A. See "Consolidated Financial Statements and Supplementary Data."

The Company is the subject of a formal investigation by the SEC, which commenced in March 2003. In addition, on February 4, 2004, the Company was served with a Summons and a Shareholder's Class Action and Derivative Complaint with the following caption: "Gary Kosseff, Plaintiff, against James Ciocia, Thomas Povinelli, Michael P. Ryan, Kathryn Travis, Seth A. Akabas, Louis P. Karol, Edward H. Cohen, Steven Gilbert and Doreen Biebusch, Defendants and Gilman & Ciocia, Inc., Nominal Defendant". See Note 11 to Consolidated Financial Statements and Item 3 "Legal Proceedings" for a discussion of the SEC investigation and all material litigation pending against the Company.

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

RISK FACTORS

This Form 10-K/A contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Form 10-K/A, the words "anticipate", "believe", "estimate", "should", "expect" and other similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below. Investors should not rely on past revenues as a prediction of future revenues.

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

As a result of the re-audit of the Fiscal 2002 financial statements, an error was discovered in the June 30, 2001 balance sheet, in which $2,295,805 of inter-company balances were not eliminated from assets. The error was charged to Fiscal 2001, with the following effect:

Current receivables as of June 30, 2001 were reduced by $1,998,963 and other assets by $296,842.

Revenue were reduced by $2,295,805 for Fiscal 2001 and increased by $1,998,962 for Fiscal 2002. The loss from continuing operations was increased by $2,295,805 for Fiscal 2001 and decreased by $1,998,962 for Fiscal 2002. The net loss was increased by $2,295,805 for Fiscal 2001. The net loss was reduced by $1,998,962 for Fiscal 2002.

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

         SUMMARY OF CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF INCOME
                                  AS OF JUNE 30

                                              2004        2003 Restated   2002 Restated     2001 Restated    2000 Restated

                                                          See Note 2 (a)  See Note 2 (a)      See Note 2     See Note 2 (a)
                                                                (1)          (1)(2)            (a)(1)(2)          (1)
Working Capital
(Deficit)                                $(13,778,035)    $(19,493,533)    $(11,125,496)    $ (5,586,983)     $ (1,681,686)

Total Assets                               18,927,579       21,481,114       35,997,688       47,579,394        43,245,680

Long Term Debt                                212,253          661,622          851,501        5,425,928           826,476

Total Shareholders' Equity                 (1,218,938)      (6,192,983)       7,488,667       25,757,472        24,642,591

Cash Dividends                                     --               --               --               --                --

Revenues                                   59,911,049       54,177,962       57,894,915       80,082,271        88,216,839

Commissions                                34,361,369       32,018,741       33,527,796

Operating Expenses                         25,552,366       28,178,971       45,672,458       85,559,462        95,734,572

Net Income / (Loss) from Continuing
Operations                                 (1,036,690)      (7,834,173)     (21,983,037)      (5,650,886)       (6,230,342)

Net Income / (Loss) from Discontinued
Operations                                  6,088,225       (6,162,743)       1,623,297        3,044,595                --

Net Income / (Loss)                      $  5,051,535     $(13,996,916)    $(20,359,740)    $ (2,606,291)     $ (4,083,342)

Loss/Earnings Per Share
from Continuing Operations               $      (0.11)    $      (0.83)    $      (2.54)    $      (0.65)     $      (0.77)

The years 2001 and 2000 have not been adjusted to reflect the sale of the Company's North Ridge Group and certain other offices which have been discontinued. For the years 2001 and 2000 commission expense is included in operating expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-K/A and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based upon current information, expectations, estimates and projections regarding the Company, the industries and markets in which the Company operates, and management's assumptions and beliefs relating thereto. Words such as "will," "plan," "expect," "remain," "intend," "estimate," "approximate," and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by federal, state and local authorities and their impact on the lines of business in which the Company and its subsidiaries are involved; unforeseen compliance costs; changes in the economy, problems arising from significant deficiencies in the design and operation of the Company's systems of internal control over financial reporting; political or regulatory environments; changes in competition and the effects of such changes; the inability to implement the Company's strategies; changes in management and management strategies; the Company's inability to successfully design, create, modify and operate its computer systems and networks; litigation involving the Company; and risks described from time to time in reports and registration statements filed by the Company and its subsidiaries with the Securities and Exchange Commission. Readers should take these factors into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

On February 13, 2004, the Company received a letter from Grant Thornton, its previous auditors, advising the Company that it did not consent to the inclusion of its 2002 Auditors' Report issued for the Company's Form 10-K for Fiscal 2002 in the Company's Form 10-K/A for Fiscal 2003 filed on February 9, 2004. The letter stated that Grant Thornton was withdrawing its 2002 Auditors' Report and that its report could no longer be relied on, and that it was withdrawing its quarterly review reports for each fiscal quarter during which it served as the Company's auditors. As a result of Grant Thornton's withdrawal of its 2002 Auditor's Report, the Company retained Radin Glass to re-audit the Company's financial statements for the year ended June 30, 2002. The Company's Fiscal 2002 financial statements as audited by Radin Glass are included in this Form 10K/A.

As a result of the re-audit of the Fiscal 2002 financial statements, an error was discovered in the June 30, 2001 balance sheet, in which $2,295,805 of inter-company balances were not eliminated from assets. The error was charged to Fiscal 2001, with the following effect:

Current receivables as of June 30, 2001 were reduced by $1,998,963 and other assets by $296,842.

Revenue were reduced by $2,295,805 for Fiscal 2001 and increased by $1,998,962 for Fiscal 2002. The loss from continuing operations was increased by $2,295,805 for Fiscal 2001 and decreased by $1,998,962 for Fiscal 2002. The net loss was increased by $2,295,805 for Fiscal 2001. The net loss was reduced by $1,998,962 for Fiscal 2002.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain items from the Company's statements of income expressed as a percentage of revenue for fiscal years 2004, 2003 and 2002. The trends illustrated in the following table are not necessarily indicative of future results.

                     Gilman + Ciocia, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                           As a Percentage of Revenue

                                                                                                                          2002
Amounts                                                                       2004                   2003             RESTATED
                                                                                                 RESTATED
                                                                                     (See Note 2 (A) (1))      (See Note 2 (A)
                                                                                                                          (1))
Financial Planning Commissions                                              89.45%                 89.20%               89.23%
Tax Preparation Fees                                                        10.55%                 10.80%               11.00%
E1040.Com                                                                    0.00%                  0.00%                0.10%
Direct Mail Services                                                         0.00%                  0.00%                0.80%
Total Revenue                                                              100.00%                100.00%              100.00%

Cost of Sales: Commissions                                                  57.35%                 59.10%               59.98%

Gross Profit                                                                42.65%                 40.90%               40.02%

Salaries                                                                    19.72%                 23.25%               33.35%
General and Administrative Expense                                          12.03%                 17.07%               20.83%
Advertising                                                                  2.27%                  0.87%                1.73%
Brokerage Fees & Licenses                                                    2.67%                  2.93%                3.05%
Rent                                                                         3.40%                  4.14%                4.29%
Depreciation and Amortization                                                2.56%                  3.05%                5.06%
Loss on Sold Assets                                                          0.00%                  0.00%                0.00%
Goodwill and Other Intangibles Impairment Loss 6.2                           0.00%                  0.69%               13.40%
Total Operating Expenses                                                    42.65%                 52.01%               81.71%

Income (Loss) from Continuing Operations                                     0.00%                -11.11%              -36.80%

Other Income (Expense)                                                      -1.70%                 -3.18%               -0.97%

Income (loss) before income taxes                                           -1.70%                -20.00%              -37.74%
Provision (benefit) for income taxes                                         0.03%                 -0.10%                1.40%

Net loss from Continuing Operations                                         -1.73%                -20.10%              -37.97%

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

FISCAL 2003 (AS RESTATED) COMPARED TO FISCAL 2002 (AS RESTATED)

Revenue. The Company's revenues for the fiscal year ended June 30, 2003 were $54.1 million compared to $57.9 million for the fiscal year ended June 30, 2002, a decrease of $3.8 million. This decrease was primarily attributable to lower tax preparation revenues and lower financial planning revenue. The decline in revenues from tax preparation is attributable to a reduction in on-line returns prepared and the impact of some tax preparer attrition.

The $.1 million or 1.5% year-to-year increase in the tax preparation revenue is attributed to an increase in price competition, offset in part by the acquisition of new tax practices during Fiscal 2002. The Company's financial planning revenue decreased by $3.3 million or 6.2% to $48.4 million from $51.7 million as a result of marketing and seminar efforts. The decline in the financial markets resulted in declines in the volume of securities transactions and in market liquidity, which resulted in lower revenues from trading activities and commissions. In Fiscal 2003, e1040.com contributed $0 of revenues compared to approximately $69,000 in Fiscal 2002. This significant 100% reduction was attributed to a reduced advertising and media campaign budget, as well as increased price competition for online tax services.

Commission Expenses. The Company's commission expense for the Fiscal year ended June 30, 2003 was $32.0 million or 59.1% of revenue compared to commission expense of $33.5 million or 57.9% of revenue for Fiscal 2002.

Operating Expenses. The Company's operating expenses for the fiscal year ended June 30, 2003 were $28.1 million or 52.0% of revenues compared to operating expenses of $45.6 million or 78.9% of revenues for the fiscal year ended June 30, 2002. Operating expenses for the fiscal year ended June 30, 2003 had decreases of $6.0 million in salaries; $2.4 million in general and administrative expenses; $.1 million in rent; $1.2 million in depreciation and amortization; $7.1 million in goodwill and intangible assets impairment losses; $.5 million in advertising; and $.1 million in brokerage fees.

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

(Loss) From Continuing Operations Before Taxes. The Company's loss before taxes for the fiscal year ended June 30, 2003 was ($7.7) million compared to a loss of ($21.8) million for the fiscal year ended June 30, 2002, an improvement of $14.1 million.

Income Tax Provision (Benefit). The Company's income tax (benefit) for the fiscal year ended June 30, 2003 was $.09 million compared to an income tax provision of $0.13 million for the fiscal year ended June 30, 2002 for a decrease of $.04 million or .03%. The decrease in the income tax provision is the result of the increased losses in Fiscal 2003 of subsidiaries with taxable profits in 2002.

Loss from Continuing Operations. The Company's loss from continuing operations after income taxes for the fiscal year ended June 30, 2003 was $(7.8) million compared to a loss of $(22.0) million for the fiscal year ended June 2002, an increase of $14.2 million. The decrease is primarily attributed to a decline in expenses and impairment of goodwill and other intangible assets.

Income (loss) from Discontinued Operations. The Company's loss from discontinued operations for the fiscal year ended June 30, 2003 was $6.1 million compared to income of $1.7 million for the fiscal year ended June 30, 2002, a decrease of $7.8 million. The decrease is related to expenses of closed and discontinued operations.

Net (Loss). The Company's net loss for the fiscal year ended 2003 was $(13.99) million compared to a loss of $(20.36) million in fiscal year ended 2002, a net loss decrease of $6.4 million or 31.3%.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Radin Glass has expressed an opinion on the financial statements for Fiscal 2004, 2003 and 2002.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Public Accountants.....................................40

Consolidated Balance Sheets as of June 30, 2004 and 2003......................41

     Consolidated Statements of Operations

     for the years ended June 30, 2004, 2003 and 2002.........................42

     Consolidated Statements of Stockholders' Equity (Deficit)

     for the years ended June 30, 2004, 2003 and 2002.........................43

     Consolidated Statements of Cash Flows

     for the years ended June 30, 2004, 2003 and 2002 ........................44

Notes to Consolidated Financial Statements....................................45

      All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Gilman + Ciocia, Inc.
Poughkeepsie, New York

We have audited the accompanying consolidated balance sheet of Gilman + Ciocia, Inc. and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flow for each of the three years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gilman + Ciocia, Inc. and subsidiaries at June 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years then ended, in conformity with accounting principles generally accepted in the United States.


/s/ Radin, Glass & Co., LLP

Radin, Glass & Co., LLP
New York, New York
September 30, 2004 as to the audits for the years ended June 30, 2004 and 2003 and January 6, 2005 as to the audit for the year ended June 30, 2002

                     Gilman & Ciocia, Inc. And Subsidiaries
                           Consolidated Balance Sheet

                                                                                                     Restated

                                                                              June 30, 2004       June 30, 2003
                                                                                                See Note 2 (A) (1)
Assets

Cash & Cash Equivalents                                                            498,545              955,097
Marketable Securities                                                            1,184,907              969,622
Trade Accounts Receivable, Net                                                   3,678,204            4,293,527
Receivables from Officers, Shareholders
   and employees, net                                                              138,564              555,839
Assets of Discontinued Operations                                                    3,568                3,568
Due From Office Sales - Current                                                    287,325              237,302
Prepaid Expenses and Other Current Assets                                          365,117              476,397
Income Taxes receivable                                                                 --               27,590
                                                                              ------------         ------------

       Total Current Assets                                                      6,156,230            7,518,942

Fixed Assets, Net                                                                1,616,661            2,396,313
Goodwill                                                                         3,837,087            3,900,072
Intangible Assets, Net                                                           5,631,123            6,133,248
Due from Office Sales - Non Current                                              1,181,128              522,090
Other Assets                                                                       505,351            1,010,449
                                                                              ------------         ------------

       Total Assets                                                           $ 18,927,579           21,481,114
                                                                              ============         ============

Liabilities and Shareholders' Equity (Deficit)

Accounts Payable and Accrued Expenses                                           10,375,471           13,120,150
Current Portion of Notes Payable & Cap. Leases                                   9,558,793           12,166,618
Liabilities of Discontinued Operations                                                  --            1,725,707
                                                                              ------------         ------------

       Total Current Liabilities                                                19,934,264           27,012,475

Long term portion of notes payable and cap leases                                  212,253              650,622
Other Liabilities                                                                       --               11,000
                                                                              ------------         ------------

       Total Liabilities                                                      $ 20,146,517           27,674,097
                                                                              ------------         ------------

Shareholders' Equity (Deficit)
Preferred Stock, $0.001 par value; 100,000 shares authorized; no shares issued and outstanding at June 30, 2004, and 2003, respectively
Common Stock, $0.01 par value 20,000,000 shares authorized; 10,219,561
and 10,039,561 shares issued at June 30, 2004, and 2003, respectively              102,195              100,395
Additional Paid in Capital                                                      29,897,210           29,850,805
Treasury Stock 1,326,838 and 278,222 shares of common stock,
at June 30, 2004 and 2003, respectively, at cost                                (1,306,288)          (1,075,593)
Note receivable for acquired shares                                                     --             (105,000)
Retained Deficit                                                               (29,912,055)         (34,963,590)
                                                                              ------------         ------------

       Total Shareholders' Equity (Deficit)                                   $ (1,218,938)          (6,192,983)
                                                                              ------------         ------------

Total Liabilities & Shareholders' Equity (Deficit)                            $ 18,927,579           21,481,114
                                                                              ============         ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     Gilman & Ciocia, Inc. And Subsidiaries
                      Consolidated Statements of Operations
                            Year Ended June 30, 2004

                                                                2004               2003 Restated            2002 Restated

                                                                                 See Note 2 (a) (1)     See Note 2 (a) (1) (2)
Revenues:

  Financial Planning Services                              $ 53,587,859             $ 48,430,079             $ 51,659,497
  Tax Preparation Fees                                        6,323,190                5,747,883                5,660,915
  E1040.com                                                          --                       --                   69,096
  Direct Mail Services                                               --                       --                  505,407

                                                           --------------------------------------------------------------
      Total Revenues                                         59,911,049               54,177,962               57,894,915
                                                           --------------------------------------------------------------

Cost of Sales/ Commissions                                   34,361,369               32,018,741               33,527,796
                                                           --------------------------------------------------------------

      Gross Profit:                                          25,549,681               22,159,221               24,367,119
                                                           --------------------------------------------------------------

Operating Expenses:

Salaries                                                     11,813,611               12,595,721               18,642,972
General & Administrative                                      7,207,947                9,247,843               11,643,324
Advertising                                                   1,360,814                  474,040                  969,358
Brokerage Fees & Licenses                                     1,599,050                1,590,098                1,706,423
Rent                                                          2,034,374                2,245,373                2,395,592
Depreciation & Amortization                                   1,536,570                1,654,104                2,825,691
Goodwill Impairment                                                  --                  371,793                7,489,098
                                                           ------------             ------------             ------------

      Total Operating Expenses                               25,552,366               28,178,971               45,672,458
                                                           --------------------------------------------------------------

Income (loss) from                                               (2,685)              (6,019,750)             (21,305,339)
  continuing operations before other                       --------------------------------------------------------------
  income and expenses

Other Income (Expenses):

  Interest and investment income                                 39,856                  129,462                2,268,122
  Interest expense                                           (1,057,244)              (1,850,885)               1,915,028
  Other Income (Expense), Net                                        --                                          (895,746)
                                                           --------------------------------------------------------------

Total Other Income (Expense)                                 (1,017,388)              (1,721,423)                (542,652)
                                                           --------------------------------------------------------------

Loss from continuing operations                              (1,020,073)              (7,741,173)             (21,847,991)
  before income taxes                                      --------------------------------------------------------------

Income taxes (benefit)                                           16,617                   93,000                  135,046
                                                           --------------------------------------------------------------

Loss from continuing operations                              (1,036,690)              (7,834,173)             (21,983,037)
                                                           --------------------------------------------------------------

Discontinued Operations:

Income (loss) from discontinued operations                     (125,047)              (6,005,118)               1,654,144
                                                           --------------------------------------------------------------

Gain (loss) on disposal of                                    6,213,272                 (157,617)                 (30,847)
  discontinued operations                                  --------------------------------------------------------------

Income taxes (benefit)                                               --                       --                       --

Income (loss) from discontinued operations                    6,088,225               (6,162,743)               1,623,297
                                                           --------------------------------------------------------------

Net Income (loss)                                          $  5,051,535             $(13,996,916)            $(20,359,740)
                                                           ============             ============             ============

Net Income(Loss) per share of common stock:
  Basic Net Income (Loss)
    Income (Loss) from continuing operations                      (0.11)                   (0.83)                   (2.54)
    Income (Loss) from discontinued operations                     0.65                    (0.65)                    0.19
Net Income (Loss)                                          $       0.54             $      (1.48)            $      (2.35)
                                                           ============             ============             ============

  Diluted Net Income (Loss)
    Income (Loss) from continuing operations                      (0.11)                   (0.83)                   (2.54)
    Income (Loss) from discontinued operations                     0.65                    (0.65)                    0.19
Net Income (Loss)                                          $       0.54             $      (1.48)            $      (2.35)
                                                           ============             ============             ============

Weighted average number of
shares outstanding:
  Basic                                                       9,388,764                9,440,815                8,647,996
                                                           --------------------------------------------------------------
  Diluted                                                     9,412,564                9,440,815                8,647,966
                                                           --------------------------------------------------------------

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     Gilman & Ciocia, Inc. And Subsidiaries
            Consolidated Statements of Shareholders' Equity (Deficit)

                                                                            Additional        Retained
                                                    Common Stock              Paid In         Earnings       Treasury Stock

                                                                                            (Accumulated
                                             Shares             Amount        Capital         Deficit)           Shares
                                           ----------          -------     ------------     ------------        ---------
                                           --------------------------------------------------------------------------------
Opening Balances- July 1, 2001(Unaudited)   8,654,829           86,548       27,712,158         (606,934)         337,519
                                           --------------------------------------------------------------------------------

Comprehensive loss:
         Net loss, as restated                     --               --               --      (20,359,740)              --

Purchase of treasury stock                         --               --               --               --           47,937
Issuance of common stock in
connection with exercise of
stock options                                   3,500               35            9,590               --               --
Re-issuance of treasury
stock-employee stock purchase
plan                                               --               --          (54,516)              --         (121,964)
Issuance of warrants in
connection with refinancing                        --               --          300,000               --               --
Issuance of common stock in
connections with loan
agreement                                     195,298            1,953          448,047               --               --
Issuance of common stock in
connections with business
combinations                                  390,576            3,906        1,239,468               --               --
Rescindment of acquisition                    (41,176)            (412)        (120,235)              --               --

                                           --------------------------------------------------------------------------------
Balance June 30, 2002                       9,203,027           92,030       29,534,512      (20,966,674)         263,492
                                           --------------------------------------------------------------------------------

Net Loss (as restated)                                                                       (13,996,916)

Issuance of stock in connection
With earnout agreement                         16,534              165            6,448

Issuance of stock in connection
With earnout agreement                        820,000            8,200          310,050

Purchase of Treasury Shares                                                                                        14,730

                                           --------------------------------------------------------------------------------
Balance June 30, 2003                      10,039,561          100,395       29,851,010      (34,963,590)         278,222
                                           --------------------------------------------------------------------------------

Net Income                                                                                     5,051,535

Treasury Shares reclaimed                                                                                       1,048,616

Issuance of stock in connection               180,000            1,800           46,200
with default of note

Reversal of Stock Subscriptions


                                           --------------------------------------------------------------------------------
Balances June 30, 2004                     10,219,561          102,195     $ 29,897,210     $(29,912,055)       1,326,838
                                           ================================================================================


                                                         Subscriptions/Note
                                                                                 Total
                                                           Receivable for    Shareholders'
                                              Amount        Shares Sold          Equity
                                           ------------    --------------    -------------
                                           -----------------------------------------------
Opening Balances- July 1, 2001(Unaudited)    (1,329,113)      (105,000)         25,757,659
                                           -----------------------------------------------

Comprehensive loss:
         Net loss, as restated                       --             --         (20,359,740)

Purchase of treasury stock                     (120,576)            --            (120,576)
Issuance of common stock in
connection with exercise of
stock options                                        --             --               9,625
Re-issuance of treasury
stock-employee stock purchase
plan                                            383,675             --             329,159
Issuance of warrants in
connection with refinancing                          --             --             300,000
Issuance of common stock in
connections with loan
agreement                                            --             --             450,000
Issuance of common stock in
connections with business
combinations                                         --             --           1,243,374
Rescindment of acquisition                           --             --            (120,647)

                                           -----------------------------------------------
Balance June 30, 2002                        (1,066,014)      (105,000)          7,488,854
                                           -----------------------------------------------

Net Loss (as restated)                                                         (13,996,916)

Issuance of stock in connection
With earnout agreement                                                               6,613

Issuance of stock in connection
With earnout agreement                                                             318,250

Purchase of Treasury Shares                      (9,597)                            (9,597)

                                           -----------------------------------------------
Balance June 30, 2003                        (1,075,611)      (105,000)         (6,192,796)
                                           -----------------------------------------------

Net Income                                                                       5,051,535

Treasury Shares reclaimed                      (230,677)                          (230,677)

Issuance of stock in connection                                                     48,000
with default of note
                                                               105,000             105,000
Reversal of Stock Subscriptions


                                           -----------------------------------------------
Balances June 30, 2004                     $ (1,306,288)      $     --        $ (1,218,938)
                                           ===============================================

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     Gilman & Ciocia, Inc. And Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                              Year Ended June 30,

                                                                                       2003 Restated        2002 Restated

                                                                         2004        See Note 2 (a) (1)  See Note 2 (a) (1) (2)
                                                                    ------------     ------------------  ----------------------
Cash Flows From Operating Activities:

Net Loss / Income                                                      5,051,535         (13,996,916)         (20,359,740)
Adjustments to reconcile net loss to net casy used in                         --                  --                   --
operating activities:                                                         --                  --                   --
                                                                              --                  --                   --
Depreciation and amortization                                          1,539,868           2,167,256            3,651,001
Issuance of common stock for debt default penalties and interest          48,000             318,250                   --
Goodwill and other intangible assets impairment loss                          --           3,851,585            7,489,099
Amortization of debt discount                                            209,015             482,834              267,258
Provision (benefit) for income taxes                                          --              93,000              135,046
Loss (gain) on a rescission of an acquisition contract                        --                  --              205,832
(Gain) Loss on sale of discontinued operations                        (6,213,707)                 --                   --
(Gain) Loss on sale of equipment and properties                               --              85,325             (218,015)
Due From Office Sales                                                   (709,061)                 --                   --
Amortization of deferred and other compensation                               --                  --                   --
Increase in Allowance for Doubtful accounts                              169,839             289,231            1,879,280
(Income) Loss from joint venture                                              --             (66,747)               4,808
Changes in assets and  liabilities:                                           --                  --                   --
Decrease in Deferred Income Tax Liability                                     --                  --                   --
Accounts receivable, Net                                                 445,486           1,621,503             (568,491)
Prepaid and other current assets                                         111,281            (321,480)             744,216
Change in marketable securities                                         (215,285)            798,862           (1,486,439)
Receivables from officers, shareholders and employees                    417,275             372,208             (300,170)
Other Assets                                                             505,098             539,761             (400,950)
Accounts Payable and accrued expenses                                 (4,470,386)          1,639,770            4,282,085
Income taxes receivable (payable)                                         27,589             608,087               68,879
Decrease in Other liabilities                                            (11,000)             31,000                   --
                                                                    ------------        ------------         ------------

Net cash provided by (used in) operating activities                   (3,094,452)         (1,486,471)          (4,606,301)

Cash Flows from investing activities:
Capital Expenditures                                                     (72,524)           (146,090)          (1,004,689)
Cash paid for acquisitions, net of cash acquired                        (122,582)           (326,774)            (262,500)
Cash Paid for the sale of businesses                                          --             (25,000)                  --
Proceeds from the sale of discountinued operations                     6,004,709           1,863,254                   --
Proceeds from the sale of joint ventures                                      --              90,000                   --
Proceeds from the sale of property and equipment                              --              14,000              861,220
                                                                    -----------------------------------------------------

Net cash used in investing activities                                  5,809,603           1,469,390             (405,969)

Cash Flows from Financing Activities:
Adquisition of treasury stock                                           (230,695)             (9,597)            (120,576)
Notes Recieveable for Shares                                             105,000
Proceeds from bank and other loans                                       583,249           1,541,561           10,250,000
Payments of bank loans and capital lease obligations                  (3,629,256)         (2,783,592)          (8,316,647)
Net proceeds from issuance of common stock and                                --
  exercise of common stock options and warrants                               --                  --                9,625
                                                                    ------------        ------------         ------------

Net cash Provided by Financing Activities:                            (3,171,702)         (1,251,628)           1,822,402

Net change in cash and cash equivalents                                 (456,552)         (1,268,709)          (3,189,868)
Cash and cash equivalents at beginning of period                         955,097           2,223,806            5,413,674
                                                                    -----------------------------------------------------

Cash and cash equivalents at end of period                          $    498,545        $    955,097         $  2,223,806
                                                                    ============        ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid during the period for:

Interest                                                            $  1,057,244        $    510,334         $    577,450
                                                                    ============        ============         ============

Income Taxes                                                        $         --        $     33,833
Supplemental Disclosure of Non-Cash Transactions:
Re-Issuance of treasury stock at fair value                                   --                  --              383,675
Common stock and options issued in connection with
   business combination                                                       --               6,613              893,374
Issuance of common stock for debt default penalties and interest          48,000             318,250                   --
Equipment acquired under capital leases                                   20,987              70,860              422,254
Issuance of common stock upon loan obligation                                 --                  --              450,000
Value of warrants issued                                            $         --        $         --         $    300,000
Details of business combinations:
Fair value of assets acquired                                       $         --        $    326,774         $  1,165,874
Less: Liabilities assumed                                                     --                  --              (10,000)
Less: Stock Issued                                                            --                  --             (893,374)
                                                                    ------------        ------------         ------------

Cash Paid for Acquisitions                                          $         --        $    326,774         $    262,500
                                                                    ============        ============         ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                      GILMAN + COCIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2004, 2003, AND 2002

1. ORGANIZATION AND NATURE OF BUSINESS

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

The financial statements for the three years ended June 30, 2003 were restated to correct this error. As a result of the restatement, (i)receivables as of June 30, 2003 were reduced by $1,114,725 and commission liabilities were reduced by $923,658. Stockholder's deficit increased by $191,067.

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

(2) As a result of the re-audit of the Fiscal 2002 financial statements by Radin Glass, an error was discovered in the June 30, 2001 balance sheet, in which $2,295,805 of inter-company balances were not eliminated from assets. The error was charged to Fiscal 2001,with the following effect:

Current receivables as of June 30, 2001 were reduced by $1,998,963 and other assets by $296,842.

Revenue were reduced by $2,295,805 for Fiscal 2001 and increased by $1,998,962 for Fiscal 2002. The loss from continuing operations was increased by $2,295,805 for Fiscal 2001 and decreased by $1,998,962 for Fiscal 2002. The net loss was increased by $2,295,805 for Fiscal 2001. The net loss was reduced by $1,998,962 for Fiscal 2002.

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

                                                               Year Ended June 30,
                                                       2004            2003             2002
Net (Loss) Income, As Reported, As Restated      $   5,051,535    $(13,996,916)    $(20,359,740)

Deduct: Total stock-based compensation
expense determined under fair value based
method for all awards, net of related taxes                 --         198,844        2,604,707
                                                 -------------    ------------     ------------

Proforma Net Income (loss)                       $   5,051,535    $(14,195,760)    $(22,964,447)
                                                 =============    ============     ============

Earning (loss) per share

As reported                                      $         .54    $      (1.48)    $      (2.35)
Proforma                                         $         .54    $      (1.50)    $      (2.66)

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

(C) During Fiscal 2004 and 2003, the Company sold 63 of its offices, including the offices sold to Pinnacle. The Company recognized a gain of $6.2 million on the sale of these offices in Fiscal 2004.

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
                                              ============      ============

9. DEBT

Debt consists of the following:

                                                                                          As of June 30,

                                                                                       2004             2003
                                                                                       ----             ----
Wachovia Bank                                                                     $  3,320,024     $  5,073,333

Traveler's Insurance Company Facility
($ 4,750,000 and $ 4,750,000 less unamortized debt discount of $185,877
And $394,893 at June 30 2004 and 2003 respectively)                                  4,564,123        4,355,107

Unsecured Promissory Notes                                                             445,000        1,263,128

Unsecured Promissory Note  ($1,000,000 less unamortized debt discount of
                            $ 250,000 at June 30, 2004)                              1,000,000        1,000,000

Note Payable                                                                            67,312           73,909

Note Payable                                                                                --          165,000

Notes Payable for client settlements, payable over periods of up to 7 years at
   varying interest rate to 10%                                                         65,196          443,208

Capitalized Lease Obligations                                                          309,392          642,933
                                                                                  ------------     ------------

Total                                                                                9,771,233       13,016,618

Less: Liabilities for Discontinued Operations                                               --         (199,378)

Less: Current Portion                                                               (9,558,793)     (12,166,618)
                                                                                  ------------     ------------

Total                                                                             $    212,253     $    650,622
                                                                                  ============     ============

The Company is in default on substantially all of its debt.

On December 26, 2001, the Company closed a $7.0 million financing (the "Loan") with Wachovia. The Loan consisted of a $5.0 million term loan ("Term Loan") and a $2.0 million revolving letter of credit ("Revolving Credit Loan"). On November 27, 2002, the Company and Wachovia entered into a forbearance agreement (the "Forbearance Agreement") whereby Wachovia agreed to forbear from acting on certain defaults of financial covenants by the Company under the Revolving Credit Loan and under the Term Loan. Wachovia extended the due date of the Loan to November 1, 2003 (the "Maturity Date"), By an Amendment to Forbearance Agreement entered into between the Company and Wachovia as of June 18, 2003, the Maturity Date was extended to July 1, 2004. By an Amendment to Forbearance Agreement entered into between the Company and Wachovia dated March 4, 2004: the Maturity Date of the Wachovia Loan was extended to July 1, 2005; certain $250,000 principal payments due on March 10, 2004, April 10, 2004, May 10, 2004 and June 10, 2004 were deleted; commencing on March 10, 2004, and continuing on the 10th day of each month thereafter until the new Maturity Date of the Loan, the Company will make a principal payment to Wachovia in the amount of $31,250 in addition to the regular monthly payments due Wachovia; the Applicable Margin to the interest rate of the Loan was increased to four percent; and the Company's reporting requirements to Wachovia were changed. The Company is in technical default of several other provisions of the Loan, the Forbearance Agreement and the Amendments to Forbearance Agreement. However, the Company does not believe that Wachovia will issue a note of default for any of these technical defaults.

The Company's $5 million credit facility with Travelers closed on November 1, 2000. On September 24, 2002, the Company received a notice from the attorneys for Travelers alleging that the Company was in default under its debt facility with Travelers due to nonpayment of a $100,000 penalty for failure to meet sales production requirements as specified in the debt facility. The Company sent a a letter to the attorneys denying that the Company was in default. Although the Traveler's notice stated that all unpaid interest and principal under the debt facility were immediately due and payable and that Travelers reserved its rights and remedies under the debt facility, it also stated that Travelers intended to comply with the terms of a subordination agreement between Travelers and Wachovia. Such subordination agreement greatly restricts the remedies which Travelers could pursue against the Company. No further notices have been received from Travelers. No payments have been made to Travelers since April, 2003 pursuant to the terms of the subordination agreement.

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

Minimum future lease payments under capital leases as of June 30, 2004 are as follows:

                                                    2005             $  232,023
                                                    2006                 63,235
                                                    2007                 39,290
                                                    2008                 13,816
                                                    2009                  7,595

                                                  -----------------------------
                                                    Total            $  355,959

     Less amount representing finance charge                             46,567
                                                                     ----------

     Present Value of net minimum lease payments                     $  309,392
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

       The table below summarizes plan and non-plan stock option activity:

Gilman + Ciocia, Inc.
Schedule of Stock Option Activity
For the years ended June 30, 2004, 2003 and 2002

                                                                       Weighted
                                                                        Average
                                                     Number of         Exercise
                                                      Shares             Price
                                                    ----------        ----------

Outstanding, June 30, 2001                           4,680,473        $     7.58
                                                    ==========        ==========

               Granted                                 514,500        $     5.83
               Exercised                                (3,500)       $     2.75
               Canceled                               (371,879)       $     7.68

                                                    ----------        ----------
Outstanding, June 30, 2002                           4,819,594        $     7.39
                                                    ==========        ==========

               Granted*                                 80,000        $     1.04
               Exercised                                    --        $       --
               Canceled                             (2,461,666)       $     7.92

                                                    ----------        ----------
Outstanding, June 30, 2003                           2,437,928        $     6.63
                                                    ==========        ==========

               Granted**                                20,000        $     1.00
               Exercised                                    --        $       --
               Expired                                (254,885)       $     9.19
               Canceled                                (25,477)       $     5.93

Outstanding, June 30, 2004                           2,177,566        $     6.28
                                                    ==========        ==========

Exercisable June 30, 2002                            3,464,489        $     7.71

Exercisable June 30, 2003                            2,044,178        $     7.04

Exercisable June 30, 2004                            1,810,066        $     6.78

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

                              Gilman + Ciocia, Inc.
                           Stock Option Price Schedule
                               As of June 30, 2004

                                             Weighted
                                              Average       Weighted          Number         Weighted
                          Number of          Remaining      Average        Exercisable       Average
   Range of                Options          Contractual     Exercise         Options         Exercise
Exercise Price           Outstanding            Life         Price         Outstanding        Price
-----------------------------------------------------------------------------------------------------
$0.01-$2.50                  160,000              4         $  1.21                 --        $    --
$2.51-$5.00                  677,383              2         $  3.94            607,383        $  3.94
$5.01-$7.50                  638,500              4         $  6.25            576,000        $  6.27
$7.51-$10.00                 487,183              1         $  8.09            412,183        $  8.11
Above $10.00                 214,500              4         $ 13.49            214,500        $ 13.49
                           2,177,566              2         $  6.28          1,810,066        $  6.76
                           =========                                         =========

The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

                                      2004               2003              2002
                                      ----               ----              ----

Expected Life (years)                   2                  2                 3
Free Interest Rate                    2.26%              1.22%             2.28%
Volatility                           318.98             262.25             65.68
Dividend Yield                          0%                 0%                0%

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

14. NET INCOME (LOSS) PER SHARE

Basic net loss per share are computed using the weighted average number of common shares outstanding. The dilutive effect of potential common share outstanding is included in the diluted net earnings per share. The computations of basic and diluted net earnings per share are as follows:

FISCAL YEAR ENDED JUNE 30,

                                                           Fiscal Year Ended June 30, 2004
                                                      2004              2003               2002
Numerator for basic and diluted
Earnings per Share                               $    5,051,535    $  (13,996,908)    $  (20,359,740)
                                                 ==============    ==============     ==============

Denominator:
     Denominator for basic earnings per
     share -weighted average shares                   9,388,764         9,440,815          8,647,996

Effects of dulutive securities:
       Stock options for employees, directors
       and outside consultants                           23,800                --                 --

Denominator for diluted earnings per share            9,412,564         9,440,815          8,647,996

Net Income per share of common stock:
   Basic Net Income (Loss)
       Income from continuing operations                  (0.11)            (0.83)             (2.54)
       Income from discontinued operations                 0.65             (0.65)              0.19
Net Income (Loss)                                $         0.54    $        (1.48)    $        (2.35)
                                                 ==============    ==============     ==============

   Diluted Net Income (Loss)
       Income from continuing operations                  (0.11)            (0.83)             (2.54)
       Income from discontinued operations                 0.65             (0.65)              0.19
Net Income (Loss)                                $         0.54    $        (1.48)    $        (2.35)
                                                 ==============    ==============     ==============

Weighted average number of
shares outstanding:
    Basic                                             9,388,764         9,440,815          8,647,996
                                                 ---------------------------------------------------
    Diluted                                           9,412,564         9,440,815          8,647,966
                                                 ---------------------------------------------------

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
                                                             ===========

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                 Income (Loss)
Fiscal                           Before Taxes                                 Net (Loss)               Per Share Weighted
Year:                           From Continuing      Tax Provision           Income From                    Average
 2004        Revenue              Operations           (Benefit)        Continuing Operations      Basic             Diluted
------       -------            ---------------      -------------      ---------------------     -------            -------
  Q1       13,549,252               (327,476)              1,200               (328,676)          ($0.04)            ($0.04)

  Q2       13,273,521             (1,466,533)            121,328             (1,587,861)          ($0.17)            ($0.17)

  Q3       18,367,936              1,666,935              18,428              1,648,507            $0.18              $0.16

  Q4       14,720,340               (892,999)           (124,340)              (768,659)          ($0.08)            ($0.08)

                                 Income (Loss)
Fiscal                           Before Taxes                                 Net (Loss)               Per Share Weighted
Year:                           From Continuing      Tax Provision           Income From                    Average
 2003        Revenue              Operations           (Benefit)        Continuing Operations      Basic             Diluted
------       -------            ---------------      -------------      ---------------------     -------            -------
  Q1       12,726,072             (1,226,582)             43,000             (1,269,582)          ($0.13)            ($0.13)

  Q2       12,953,970             (3,327,004)             15,000             (3,342,004)          ($0.35)            ($0.35)

  Q3       13,791,550                273,988              15,000                258,988            $0.03              $0.03

Q4 (a)     14,706,371             (3,461,577)             20,000             (3,481,577)          ($0.37)            ($0.37)

                                 Income (Loss)
Fiscal                           Before Taxes                                 Net (Loss)               Per Share Weighted
Year:                           From Continuing      Tax Provision           Income From                    Average
 2002        Revenue              Operations           (Benefit)        Continuing Operations      Basic            Diluted
------       -------            ---------------      -------------      ---------------------     -------            -------
  Q1       14,066,338             (3,411,202)         (2,056,000)            (1,355,202)          ($0.16)            ($0.16)

  Q2       12,778,869             (2,485,358)         (1,691,735)              (793,623)          ($0.08)            ($0.08)

  Q3       16,340,048             (3,187,462)          1,340,065             (4,527,527)          ($0.47)            ($0.47)

  Q4       14,709,660            (12,763,970)          2,542,716            (15,306,686)          ($1.78)            ($1.78)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 7, 2003, the Company engaged Radin Glass to serve as the Company's independent auditors for the year ended June 30, 2003. On June 30, 2004, the Company engaged Radin Glass to serve as the Company's independent auditors for the Fiscal year ended June 30, 2004, to re-audit the Company's consolidated financial statements for the year ended June 30, 2002 and to prepare the Company's income tax returns for the years ended June 30, 2002 and June 30, 2003.

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

The audit reports of Grant Thornton on the Company's consolidated financial statements as of and for the fiscal year ending June 30, 2002 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that Grant Thornton's audit report included in the Company's Annual Report on 10-K for the fiscal year ended June 30, 2002 included an explanatory paragraph relating to substantial doubt as to the Company's ability to continue as a going concern due to recurring losses from operations and its breach of covenants in the Company's loan agreements. On February 13, 2004, the Company received a letter from Grant Thornton advising the Company that it did not consent to the inclusion of its 2002 Auditors' Report issued for the Company's Form 10-K for Fiscal 2002 in the Company's Form 10-K/A for Fiscal 2003 filed on February 9, 2004. The letter stated that Grant Thornton was withdrawing its 2002 Auditors' Report and that its report could no longer be relied on, and that it was withdrawing its quarterly review reports for each fiscal quarter during which it served as the Company's auditors. As a result of Grant Thornton's withdrawal of its 2002 Auditors Report, the Company retained Radin Glass to re-audit the Company's financial statements for the year ended June 30, 2002. The Fiscal 2002 financial statements as audited by Radin Glass are included in this 10K/A. See "Consolidated Financial Statements and Supplementary Data."

The audit reports of Radin Glass on the Company's amended consolidated financial statements as of and for the fiscal year ended June 30, 2003 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that Radin Glass' audit report included in the Company's Annual Report on 10-K and 10-K/A for the fiscal year ended June 30, 2003 included an explanatory paragraph relating to substantial doubt as to the Company's ability to continue as a going concern due to recurring losses from operations and its breach of covenants in the Company's loan agreements.

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

PART IV -

ITEM 15. EXHIBITS LIST AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

(1) Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page ___ of this report.

(2) Financial Statement Schedule: See notes to Consolidated Financial Statements at Item 8 on page ___ of this report.

(3) EXHIBITS

The following Exhibits are incorporated herein by reference:

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

10.15 Stock Purchase Agreement dated as of January 1, 2004 between Registrant and Daniel Levy and Joseph Clinard, incorporated by reference to Exhibit 10.15 to the Registrant's report on Form 10-K for the fiscal year ended June 30, 2004.

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

                                              GILMAN + CIOCIA, INC.


Dated: January 31, 2005                       By /s/ Michael P. Ryan
                                              Chief Executive Officer


Dated: January 31, 2005                       By /s/ Dennis Conroy
                                              Principal Financial Officer and
                                              Chief Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 31st day of January, 2005.


                                              /s/ James Ciocia, Chairman


                                              /s/ Michael P. Ryan, Director


                                              /s/ Kathryn Travis, Director


                                              /s/ Steven Gilbert, Director


                                              /s/ Edward H. Cohen, Director