Form 10-Q
period 2004-12-31
GILMAN & CIOCIA INC
filed 2005-02-14
CIK 914142

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

                For the quarterly period ended December 31, 2004

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

As of February 10, 2005, 9,005,438 shares of the issuer's common stock, $0.01 par value, were outstanding.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS                                                Page

        Consolidated Balance Sheets as of December 31, 2004
        and June 30, 2004                                                      3

        Consolidated Statement of Operations for the Three Months and
        Six Months Ended December 31, 2004 and December 31, 2003               4

        Consolidated Statements of Cash Flows for the
        Six Months Ended December 31, 2004 and December 31, 2003               5

        Notes to Consolidated Financial Statements                             6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   12

Item 3. Quantitative and Qualitative Disclosure About Market Risk             18

Item 4. Controls and Procedures                                               18

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           21

Item 3. Defaults Upon Senior Securities                                       21

Item 4. Submission of Matters to a Vote of Security Holders                   21

Item 5. Other Information                                                     21

Item 6. Exhibits and Reports on Form 8-K                                      21

SIGNATURES AND CERTIFICATIONS                                                 22

                     Gilman & Ciocia, Inc. And Subsidiaries
                           Consolidated Balance Sheet

                                                                             December 31, 2004   June 30, 2004
                                                                               (UnAudited)          Audited
Assets

Cash & Cash Equivalents                                                             583,803          498,545
Marketable Securities                                                               640,183        1,184,907
Trade Accounts Receivable, Net                                                    3,636,425        3,678,204
Receivables from Officers, Shareholders
     and employees, net                                                              40,088          138,564
Assets of Discontinued Operations                                                     3,568            3,568
Due From Office Sales - Current                                                     170,622          287,325
Prepaid Expenses and Other Current Assets                                           259,727          365,117
                                                                               -----------------------------

      Total Current Assets                                                        5,334,416        6,156,230

Fixed Assets, Net                                                                 1,244,097        1,616,661
Goodwill                                                                          3,758,355        3,837,087
Intangible Assets, Net                                                            5,522,493        5,631,123
Due from Office Sales - Non Current                                               1,132,012        1,181,128
Other Assets                                                                        501,660          505,351
                                                                               -----------------------------

      Total Assets                                                             $ 17,493,033     $ 18,927,579
                                                                               =============================

Liabilities and Shareholders' Equity (Deficit)

Accounts Payable and Accrued Expenses                                            10,049,415       10,375,471
Current Portion of Notes Payable & Cap. Leases                                    8,406,667        9,113,793
Due to related Parties                                                            1,153,149          445,000
                                                                               -----------------------------

      Total Current Liabilities                                                  19,609,231       19,934,269

Long term portion of notes payable and cap leases                                   323,196          212,253

      Total Liabilities                                                        $ 19,932,422     $ 20,146,517
                                                                               -----------------------------

Shareholders' Equity (Deficit)
Preferred Stock, $0.001 par value; 100,000 shares authorized; no shares issued and outstanding at December 31, 2004, and 2003, respectively
Common Stock, $0.01 par value 20,000,000 shares authorized; 10,332,276
and 10,219,561 shares issued at December 31, 2004, and 2003, respectively           103,322          102,195
Additional Paid in Capital                                                       29,931,124       29,897,210
Treasury Stock 1,326,838 and 278,222 shares of common stock,
at December 31, 2004 and 2003, respectively, at cost                             (1,306,288)      (1,306,288)
Retained Deficit                                                                (31,168,552)     (29,912,055)
                                                                               -----------------------------

      Total Shareholders' Equity (Deficit)                                     $ (2,439,394)    $ (1,218,938)
                                                                               -----------------------------

Total Liabilities & Shareholders' Equity (Deficit)                             $ 17,493,033     $ 18,927,579
                                                                               =============================

The accompanying notes are an integral part of these Consolidated Financial Statements

                     Gilman & Ciocia, Inc. And Subsidiaries
                      Consolidated Statements of Operations

                                                            For the 3 Months Ended                For the 6 Months Ended
                                                                 December 31,                          December 31,
                                                            2004               2003               2004               2003
                                                        (UnAudited)        (UnAudited)        (UnAudited)        (UnAudited)
Revenues:

Financial Planning Services                            $ 12,934,011       $ 12,869,765       $ 25,074,512       $ 25,953,534
Tax Preparation Fees                                        436,930            403,757            953,991            869,240

                                                       ---------------------------------------------------------------------
Total Revenues                                           13,370,940         13,273,522         26,028,504         26,822,774
                                                       ---------------------------------------------------------------------

Cost of Sales/ Commissions                                8,008,340          8,333,152         16,116,758         16,217,564
                                                       ---------------------------------------------------------------------

Gross Profit:                                             5,362,600          4,940,370          9,911,746         10,605,210
                                                       ---------------------------------------------------------------------

Operating Expenses:

Salaries                                                  2,550,185          3,027,717          5,055,965          5,886,475
General & Administrative                                  1,366,004          1,702,209          3,196,784          3,375,171
Advertising                                                 123,347            101,910            382,010            111,801
Brokerage Fees & Licenses                                   440,143            527,145            750,997            854,835
Rent                                                        426,156            484,925            889,902          1,022,716
Depreciation & Amortization                                 301,402            370,740            612,026            726,191
                                                       ---------------------------------------------------------------------

Total Operating Expenses                                  5,207,238          6,214,646         10,887,683         11,977,189
                                                       ---------------------------------------------------------------------

Income (loss) from                                          155,361         (1,274,276)          (975,937)        (1,371,979)
continuing operations before other                     ---------------------------------------------------------------------
income and expenses

Other Income (Expenses):

Interest and investment income                                5,972              9,958             57,155             28,026
Interest expense                                           (217,855)          (202,214)          (423,804)          (450,055)
Other Income (Expense), Net                                  42,287                 --             73,606                 --
                                                       ---------------------------------------------------------------------

Total Other Income (Expense)                               (169,596)          (192,256)          (293,043)          (422,029)
                                                       ---------------------------------------------------------------------

Income (Loss) from continuing operations                    (14,234)        (1,466,532)        (1,268,980)        (1,794,008)
                                                       ---------------------------------------------------------------------
before income taxes

Income taxes (benefit)                                       18,152            121,328            (12,887)           122,528
                                                       ---------------------------------------------------------------------

Loss from continuing operations                             (32,386)        (1,587,860)        (1,256,093)        (1,916,536)
                                                       ---------------------------------------------------------------------

Discontinued Operations:

Income (loss) from discontinued operations                       --            205,200                 --            (71,362)
                                                       ---------------------------------------------------------------------

Gain (loss) on disposal of                                       --          4,391,819                 --          5,189,977
discontinued operations                                ---------------------------------------------------------------------

Income taxes (benefit)                                           --                 --                                    --

Income (loss) from discontinued operations                       --          4,597,019                 --          5,118,615
                                                       ---------------------------------------------------------------------

Net Income (loss)                                      $    (32,386)      $  3,009,159       $ (1,256,093)      $  3,202,079
                                                       ============       ============       ============       ============

Net Income(Loss) per share of common stock:
   Basic Net Income (Loss)
       Income (Loss) from continuing operations               (0.00)             (0.15)             (0.14)             (0.19)
       Income (Loss) from discontinued operations                --               0.44                 --               0.51
Net Income (Loss)                                      $         --       $       0.29       $      (0.14)      $       0.32
                                                       ============       ============       ============       ============

   Diluted Net Income (Loss)
       Income (Loss) from continuing operations               (0.00)             (0.15)             (0.14)             (0.19)
       Income (Loss) from discontinued operations                --               0.44                 --               0.51
Net Income (Loss)                                      $         --       $       0.29       $      (0.14)      $       0.32
                                                       ============       ============       ============       ============

Weighted average number of
shares outstanding:
    Basic                                                 8,990,108         10,386,863          8,919,382         10,074,076
                                                       ---------------------------------------------------------------------
    Diluted                                               8,990,108         10,386,863          8,919,382         10,074,076
                                                       ---------------------------------------------------------------------

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     Gilman & Ciocia, Inc. And Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                   For the Six Months       For the Six Months
                                                                    Ended December 31       Ended December 31
                                                                          2004                     2003
                                                                          ----                     ----
                                                                       (UnAudited)             (UnAudited)
Cash Flows From Operating Activities:

Net Loss / Income                                                     $(1,256,093)            $ 3,202,077
Adjustments to reconcile net loss to net cash used in                                                  --
operating activities:

Depreciation and amortization                                             612,024                 729,488
Issuance of common stock for debt default penalties and interest           35,837                  24,000
Amortization of debt discount                                              80,885                 112,197
(Gain) Loss on sale of discontinued operations                                                 (5,189,977)
(Gain) Loss on sale of equipment and properties                           (31,182)                     --
Due From Office Sales                                                     165,819
Bad Debt Expense                                                                                   50,000
Changes in assets and  liabilities:                                                                    --
Accounts receivable, Net                                                   41,779                 135,947
Prepaid and other current assets                                          227,560                 248,923
Change in marketable securities                                           544,725                 (69,030)
Receivables from officers, shareholders and employees                      98,475                 196,802
Other Assets                                                                3,693                 103,104
Accounts Payable and accrued expenses                                    (387,153)             (1,380,961)
Income taxes receivable (payable)                                              --                 119,399
Decrease in Other liabilities                                                  --                 (11,000)
                                                                      -----------------------------------

Net cash provided by (used in) operating activities                       136,369              (1,729,031)

Cash Flows from investing activities:
Capital Expenditures                                                     (189,457)                (17,187)
Cash paid for acquisitions, net of cash acquired                         (125,212)                (91,846)
Proceeds from the sale of discountinued operations                                              3,562,292
Proceeds from the sale of property and equipment                          293,750                      --
                                                                      -----------------------------------

Net cash Provide by (used in) investing activities                        (20,919)              3,453,259

Cash Flows from Financing Activities:
Adquisition of treasury stock                                                                     (10,486)
Proceeds from bank and other loans                                      1,233,011                 583,249
Payments of bank loans and capital lease obligations                   (1,263,203)             (2,248,278)
                                                                      -----------------------------------

Net cash Provided by (used in) Financing Activities:                      (30,192)             (1,675,515)

Net change in cash and cash equivalents                                    85,258                  48,713
Cash and cash equivalents at beginning of period                          498,543                 955,097
                                                                      -----------------------------------

Cash and cash equivalents at end of period                            $   583,803             $ 1,003,810
                                                                      ===========             ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid during the period for:

Interest                                                              $   172,219             $   122,937
                                                                      ===========             ===========

Income Taxes
Supplemental Disclosure of Non-Cash Transactions:
Common stock and options issued in connection with
   business combination                                                     5,760                      --
Issuance of common stock for debt default penalties and interest           30,077                  24,000
Equipment acquired under capital leases                                   155,357                      --

The accompanying notes are an integral part of these Consolidated Financial Statements.

GILMAN + CIOCIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

(a) Description of the Company and Overview

Gilman + Ciocia, Inc. (together with its wholly owned subsidiaries, the "Company") is a corporation that was organized in 1981 under the laws of the State of New York and reincorporated under the laws of the State of Delaware in 1993. The Company provides financial planning services, including securities brokerage, insurance and mortgage agency services, and federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets. In Fiscal 2004*, approximately 89% of the Company's revenues were derived from commissions on financial planning services and approximately 11% were derived from fees for tax preparation services. For the six months ended December 31, 2004, 97% of the Company's revenues were earned from all financial planning and related services. As of December 31, 2004, the Company had 36 offices operating in six states (New York, New Jersey, Connecticut, Florida, Maryland and Colorado). The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K can be obtained, free of charge, on the Company's web site at www.gilcio.com.

As a result of a number of defaults under its agreements with Wachovia Bank, National Association ("Wachovia"), on November 27, 2002 the Company entered into a debt forbearance agreement with Wachovia and subsequently amended the debt forbearance agreement on June 18, 2003 and on March 4, 2004. Another of its lenders, Travelers Insurance Company ("Travelers") has claimed several defaults under its agreement, but acknowledged that it was subject to the terms of a subordination agreement which restricts the remedies it can pursue against the Company. The Company's debt to Rappaport Gamma, Ltd. ("Rappaport") was due on October 30, 2002, but remains unpaid. This loan is also subordinated to the Wachovia loan. That lender is entitled to receive shares of the Company's common stock monthly while the debt remains unpaid. As a result of these defaults, the Company's debt as to those lenders is classified as current liabilities on its financial statements.

(b) Basis of Presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated balance sheets as of December 31, 2004, the consolidated statement of operations for the six months ended December 31, 2004 and 2003, and the consolidated statements of cash flows for the six months ended December 31, 2004 are unaudited. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the six months ended December 31, 2004 are not necessarily indicative of the results to be expected for any other interim period or any future year. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended June 30, 2004 (the "2004 10-K/A").

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

Revenue Recognition

The Company recognizes all revenues associated with income tax preparation, accounting services, and asset management fees upon completion of the services. Financial planning services include securities and other transactions. The related commission revenue and expenses are recognized on a trade date basis.

Net Income (Loss) Per Share

In accordance with SFAS No. 128, "Earnings per Share", basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during each period. Diluted net income (loss) per share gives effect to all potentially dilutive securities that were outstanding during each period. The computation for December 31, 2004 did not include outstanding options and warrants because to do so would have an antidilutive effect for the periods presented.

Stock Based Compensation

At December 31, 2004, the Company had various stock-based employee compensation plans. Prior to 2000, the Company accounted for plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective July 1, 2000, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2002. Awards under the Company's plan vest over periods ranging from three to five years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003, 2004 and 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                    For the Six Months Ended

                                                                  December            December
                                                                  31, 2004            31, 2003
Net Income (Loss), as reported                                 $  (1,256,093)      $   3,202,077

Add: Stock-based employee compensation expenses
Included in reported net loss, net of related tax effects

Deduct: Total stock-based
compensation expense determined
under fair value based method for
all awards, net of related taxes                               $          --       $          --
                                                               ---------------------------------

Proforma net income (loss)                                     $  (1,256,093)      $   3,202,077

Basic and diluted earnings (loss) per share:

As reported - Basic                                                    (0.14)               0.32
Proforma - Basic                                                       (0.14)               0.32

As reported - Diluted                                                  (0.14)               0.32
Proforma - Diluted                                                     (0.14)               0.32

The effects of applying SFAS 123 in the pro forma net loss disclosures above are not likely to be representative of the effects on pro forma disclosures of future years.

Other significant accounting policies

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. These policies require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standard setters appear likely to cause a material change in the Company's accounting policies, outcomes cannot be predicted with confidence. Also see Note 1 to Consolidated Financial Statements included in the 2004 10-K/A, which discusses accounting policies that must be selected by management when there are acceptable alternatives.

(d) Liquidity and cash flow

During the six months ended December 31, 2004, the Company incurred a net loss of $(1,256,093) and at December 31, 2004 had a working capital deficit position of $(14,275,119). At December 31, 2004 the Company had $583,803 of cash and cash equivalents and $3,636,425 of trade accounts receivables to fund short-term working capital requirements.

The Company believes that it has completed the necessary steps to meet its cash flow requirements throughout Fiscal 2005 and 2006, though due to the seasonality of the Company's business the Company may at times employ short term financing. In December 2004, Prime Partners, Inc. of New York("Prime Partners"), of which Michael P. Ryan, the Company's President, is a major shareholder, provided short-term loans to the Company in the aggregate amount of $593,000 for working capital purposes. These loans pay 10% interest per annum.

2. RECLASSIFICATION FOR DISCONTINUED OPERATIONS

During Fiscal 2003 and Fiscal 2004 the Company sold 64 of its offices, including the sale of 47 offices to Pinnacle Taxx Advisors LLC ("Pinnacle") and two subsidiaries. In accordance with SFAS 144 assets and liabilities associated with these offices have been reclassified and are included on the accompanying balance sheets as assets of discontinued operations, and the results of these operations have been reclassified and are separately presented for all reporting periods as discontinued operations in the accompanying statements of operations.

3. RECENT ACCOUNTING PRONOUNCEMENTS

FASB 151 - Inventory Costs

In November 2004, the FASB issued FASB Statement No. 151, which revised ARB No.43,relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 152 - Accounting for Real Estate Time-Sharing Transactions

In December 2004, the FASB issued FASB Statement No. 152, which amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real-estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 153 - Exchanges of Nonmonetary Assets

In December 2004, the FASB issued FASB Statement No. 153. This Statement addresses the measurement of exchanges of nonmonetary asstes. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similiar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 123 (revised 2004) - Share-Based Payments

In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation. This Statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans.

A nonpublic entity will measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of those instruments, except in certain circumstances.

A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. A nonpublic entity may elect to measure its liability awards at their intrinsic value through the date of settlement.

The grant-date fair value of employee share options and similar instruments will be estimated using the option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).

Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in-capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

The notes to the financial statements of both public and nonpublic entities will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements.

The effective date for public entities that do not file as small business issuers will be as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers and nonpublic entities the effective date will be as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management intends to comply with this Statement at the scheduled effective date for the relevant financial statements of the Company.

4. CONTINGENCIES

Litigation

See Item 1 Legal Proceedings of Part II herein.

5. DISCONTINUED OPERATIONS

Approximate direct operating revenues and operating expenses of the offices sold to Pinnacle and other parties included as discontinued operations on the accompanying statements of operations for the three and six months ended December 31, 2003 were as follows:

                                          Three Months Ended   Six Months Ended
                                             December 31,        December 31,
                                                 2003                2003
                                             -------------------------------

Revenues:

 Financial planning services                 $ 1,811,796         $ 3,597,615
 Tax preparation fees                        $     4,232         $    16,306
                                             -------------------------------
    Total revenues                           $ 1,816,028         $ 3,613,921
                                             -------------------------------

Commission Expenses:

Commissions                                    1,224,538           2,803,690
                                             -------------------------------
Cost of Sales:                                 1,224,538           2,803,690
                                             -------------------------------

Gross Profit                                     591,490             810,231

Operating Expenses:

 Salaries and benefits                       $   156,537         $   350,147
 General and administrative                  $   152,171         $   368,573
 Advertising                                 $    (1,137)        $     8,325
 Brokerage fees and licenses                 $    25,519         $    26,307
 Rent                                        $    53,266         $   124,991
 Depreciation and amortization               $       (42)        $     3,298
                                             -------------------------------
    Total operating expenses                 $   386,314         $   881,641
                                             -------------------------------

Income (loss) from
 continuing operations before other          -------------------------------
 income and expenses                         $   205,175         $   (71,410)
                                             -------------------------------

Other Income (Expenses):

 Interest and investment income              $        24         $        47
                                             -------------------------------
    Total other income (expense)                      24                  47
                                             -------------------------------

Gain from continuing operations              -------------------------------
 before income taxes                         $   205,199         $   (71,363)
                                             -------------------------------

6. DEBT

The Company is in default on substantially all of its debt.

On December 26, 2001, the Company closed a $7.0 million financing (the "Loan") with Wachovia. The Loan consisted of a $5.0 million term loan ("Term Loan") and a $2.0 million revolving letter of credit ("Revolving Credit Loan"). On November 27, 2002, the Company and Wachovia entered into a forbearance agreement (the "Forbearance Agreement") whereby Wachovia agreed to forbear from acting on certain defaults of financial covenants by the Company under the Revolving Credit Loan and under the Term Loan. Wachovia extended the due date of the Loan to November 1, 2003 (the "Maturity Date"), and as a result of several amendments, the Maturity Date of the Loan was extended to July 1, 2005; certain $250,000 principal payments due on March 10, 2004, April 10, 2004, May 10, 2004 and June 10, 2004 were deleted; commencing on March 10, 2004, and continuing on the 10th day of each month thereafter until the new Maturity Date of the Loan, the Company will make a principal payment to Wachovia in the amount of $31,250 in addition to the regular monthly payments due Wachovia; the Applicable Margin to the interest rate of the Loan was increased to 4%; and the Company's reporting requirements to Wachovia were changed. The Company is in technical default of several other provisions of the Loan, the Forbearance Agreement and the Amendments to Forbearance Agreement. However, the Company does not believe that Wachovia will issue a note of default for any of these technical defaults.

The Company's $5 million credit facility with Travelers closed on November 1, 2000. On September 24, 2002, the Company received a notice from Travelers alleging that the Company was in default under its debt facility with Travelers due to nonpayment of a $100,000 penalty for failure to meet sales production requirements as specified in the debt facility. The Company responded with a letter denying that the Company was in default. Although the Traveler's notice stated that all unpaid interest and principal under the debt facility were immediately due and payable and that Travelers reserved its rights and remedies under the debt facility, it also stated that Travelers intended to comply with the terms of a subordination agreement between Travelers and Wachovia. Such subordination agreement greatly restricts the remedies that Travelers could pursue against the Company. No further notices have been received from Travelers. No payments have been made to Travelers since April, 2003 pursuant to the terms of the subordination agreement.

On October 30, 2001, the Company borrowed $1,000,000 from Rappaport pursuant to a written note without collateral and without stated interest (the "Rappaport Loan"). The Rappaport Loan was due and payable on October 30, 2002. Additionally, the Rappaport Loan provided that: Rappaport receive 100,000 shares of Rule 144 restricted shares of common stock of the Company upon the funding of the Rappaport Loan, subject to adjustment so that the value of the 100,000 shares was $300,000 when the Rule 144 restrictions were removed; there was a penalty of 50,000 shares to be issued to Rappaport if the Rappaport Loan was not paid when due and an additional penalty of 10,000 shares per month thereafter until the Rappaport Loan was paid in full. On December 26, 2001, Rappaport subordinated the Rappaport Loan to the $7,000,000 being loaned to the Company by Wachovia. In consideration of the subordination, the Rappaport Loan was modified by increasing the 10,000 shares penalty to 15,000 shares per month and by agreeing to issue 50,000 additional shares to Rappaport if the Rappaport Loan was not paid in full by March 31, 2002, subject to adjustment so that the value of the shares issued was $150,000 when the Rule 144 restrictions were removed. By December 31, 2004, Rappaport had received a total of 1,285,298 shares for all interest and penalties and will receive 15,000 shares per month as additional penalties until the Rappaport Loan is paid in full.

If the Company does not comply with the financial covenants and other obligations in its loan agreements with Wachovia, Travelers or Rappaport, or its agreements with other lenders, and such lenders elected to pursue their available remedies, the Company's operations and liquidity would be materially adversely affected and the Company could be forced to cease operations. The Company has retained a financial advisor to assist the Company in further discussions with its lenders. There can be no guarantee, however, that the lenders will agree to terms in the future that are more favorable to the Company than the current arrangements with the lenders.

7. STOCK - BASED COMPENSATION

The Company has established various stock - based compensation plans for its officers, directors, key employees and consultants. See the 2004 10-K/A for a description of the Company's stock-based compensation plans.

Stock option activity during the six months ended December 31, 2004 was as follows:

Outstanding June 30, 2004                                              2,177,566

               Grants                                                          0
               Canceled                                                    2,549
               Expired                                                    31,885
               Exercised                                                       0
                                                                       ---------
Outstanding - December 31, 2004                                        2,143,132

Exercisable - December 31, 2004                                        1,788,132

During the six months ended December 31, 2004 the Company issued 227 shares of stock in connection with earn out agreements associated with the acquisition of client lists.

8. SEGMENTS OF BUSINESS

As a result of the Company's recent restructuring, management believes the Company operates as one segment.

9. RELATED PARTY TRANSACTIONS

In December 2004, Prime Partners, of which Michael Ryan, the Company's President is a major shareholder, provided short term loans to the Company in the aggregate amount of $593,000 for working capital purposes. These loans pay 10% interest per annum.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such statements are based upon current information, expectations, estimates and projections regarding the Company, the industries and markets in which the Company operates, and management's assumptions and beliefs relating thereto. Words such as "will," "plan," "expect," "remain," "intend," "estimate," "approximate," and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by federal, state and local authorities and their impact on the lines of business in which the Company and its subsidiaries are involved; unforeseen compliance costs; changes in economic, political or regulatory environments; changes in competition and the effects of such changes; the inability to implement the Company's strategies; changes in management and management strategies; the Company's inability to successfully design, create, modify and operate its computer systems and networks; litigation involving the Company and risks described from time to time in reports and registration statements filed by the Company and its subsidiaries with the SEC. Readers should take these factors into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

All of the Company's financial planners are employees or independent contractors of the Company and registered representatives of Prime Capital Services, Inc.("PCS"), a wholly owned subsidiary of the Company. PCS conducts a securities brokerage business providing regulatory oversight and products and sales support to its registered representatives, who provide investment products and services to their clients. PCS earns a share of commissions from the services that the financial planners provide to their clients in transactions for securities, insurance and related products. PCS is a registered securities broker-dealer with the SEC and a member of the National Association of Securities Dealers, Inc.

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

In Fiscal 2004, approximately 89% of the Company's revenues were derived from commissions on financial planning services and approximately 11% were derived from fees for tax preparation services. For the six months ended December 31, 2004, 97% of the Company's revenues were earned from all financial planning and related services and 3% were earned from tax preparation services.

During the three months ended December 31, 2004, the Company had income from continuing operations before other income and expenses of $155,361, an improvement over a loss from continuing operations before other income and expenses of $(1,274,276) during the three months ended December 31, 2003. Income
(loss) from continuing operations before other income and expenses also improved from a loss of $(1,371,979) during the six months ended December 31, 2003 to a loss of $(975,937) during the six months ended December 31, 2004.

During the three months ended December 31, 2004, the Company had net loss of ($32,386), and during the six months ended December 31, 2004 the Company incurred a net loss of $($1,256,093). At December 31, 2004 the Company had a working capital deficit of $(14,275,119). At December 31, 2004 the Company had $583,803 of cash and cash equivalents and $3,636,425 of trade accounts receivables, net, to fund short-term working capital requirements.

The Company believes that it has completed the necessary steps to meet its cash flow requirements for the years ending June 30, 2005 and 2006, though due to the seasonality of the Company's business the Company may at times employ short term financing. See Note 1(d) of Notes to Consolidated Financial Statements included in the 2004 10-K/A for a complete discussion of the Company's liquidity and cash flow and Note 7 of Notes to Consolidated Financial Statements included in the 2004 10-K/A for a complete discussion of the Company's debt.

If the Company does not comply with the financial covenants and other obligations in its loan agreements with Wachovia, Travelers or Rappaport, and such lenders elected to pursue their available remedies, the Company's operations and liquidity would be materially adversely affected and the Company could be forced to cease operations. The Company has retained a financial advisor to assist the Company in further discussions with its lenders. There can be no guarantee, however, that the lenders will agree to terms in the future that are more favorable to the Company than the current arrangements with the lenders.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2003.

Except as noted, the numbers and explanations presented below represent results from continuing operations only.

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2003

The Company's revenues for the three months ended December 31, 2004 were $13.37 million compared to $13.27 million for the three months ended December 31, 2003, an increase of $.1 million or .7%. Of the total increase, $.07 million was attributable to an increase in the Company's financial planning business, coupled with an increase in the Company's tax preparation fees of $.03 million.

The Company's total revenues for the three months ended December 31, 2004 consisted of $ 12,934,011 for financial planning services and $ 436,930 for tax preparation fees. Financial planning services represented 97% and tax preparation fees represented 3% of the Company's total revenues during the three months ended December 31, 2004. The Company's total revenues for the three months ended December 31, 2003 consisted of $ 12,869,765 for financial planning services and $403,757 for tax preparation fees. Financial planning services represented 97% and tax preparation fees represented 3% of the Company's total revenues during the three months ended December 31, 2003.

The Company's commission expense for the three months ended December 31, 2004 was $8.0 million, a decrease of $ .3 million or 3.9% from $8.3 million for the quarter ended December 31, 2003. This decrease is attributable to a higher percentage of the Company's revenue being derived from its employee sales force.

The Company's operating expenses for the three months ended December 31, 2004 were $ 5.2 million or 38.9% of revenues, a decrease of $1.0 million or 16.2%, compared to $6.2 million or 46.8% of revenues for the three months ended December 31, 2003. The dollar decrease in operating expenses was attributable to decreases in general and administrative expenses of $.3 million, in salaries of $.4 million, in rent of $.05 million, in brokerage fees and licenses of $.08 million, in depreciation and amortization of $.07 million, offset by an increase in advertising of $.02 million.

General and administrative expenses decreased $.3 million or 19.6% in the three months ended December 31, 2004 to $ 1.4 million from $1.7 million during the three months ended December 31, 2003. This decrease is primarily attributable to a decrease in professional fees and insurance expense offset by an increase in computer and telephone expenses.

Advertising expenses increased $ .02 million in the three months ended December 31, 2004 to $.12 million from $ .1 million during the three months ended December 31, 2003. This increase is primarily attributable to the increase in print ad campaigns to build brand equity and awareness.

Brokerage fees and licenses expenses decreased $ .8 million or 16.5% in the three months ended December 31, 2004 to $ .44 million from $ .52 million during the three months ended December 31, 2003. This decrease is primarily attributable to decreased revenues from the Company's clearing firm.

Rent expense decreased $.6 million or 12.1% in the three months ended December 31, 2004 to $ .43 million from $.48 million during the three months ended December 31, 2003. This decrease is primarily attributable to the termination of leases associated with closed or merged offices.

Depreciation and amortization expense decreased $ .7 million or 18.7% in the three months ended December 31, 2004 to $ .30 million from $ .37 million during the three months ended December 31, 2003. This decrease is primarily attributable to lower fixed assets and intangible balances as a result of reduced capital spending and assets reaching full depreciable lives.

The Company's income or loss from continuing operations before other income and expenses for the three months ended December 31, 2004 was $.1 million profit as compared to a loss of $(1.3 million) for the three months ended December 31, 2003, an increase of $ 1.4 million. This increase was attributable to increased revenues from financial planning services and lower commission and operating expenses as described above.

The Company's net income or loss from continuing operations before income taxes for the three months ended December 31, 2004 was $.01 million compared to a loss of $(1.47 million) for the three months ended December 31, 2003. This increase was primarily attributable to the increased revenue and improved operating results described above.

The Company had income from discontinued operations for the three months ended December 31, 2004 of $ 0 compared to $4.6 million for the three months ended December 31, 2003.

RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2003

The Company's revenues for the six months ended December 31, 2004 were $26.0 million compared to $26.8 million for the six months ended December 31, 2003, a decrease of $.8 million or 3%. Of the total decrease, $ .9 million was attributable to a decrease in the Company's financial planning business partially offset by an increase in the Company's tax preparation fees of $ .1 million.

The Company's total revenues for the six months ended December 31, 2004 consisted of $25.1 million for financial planning services and $1 million for tax preparation fees. Financial planning services represented 96% and tax preparation fees represented 3% of the Company's total revenues during the six months ended December 31, 2004. The Company's total revenues for the six months ended December 31, 2003 consisted of $ 26.0 million for financial planning services and $ .8 million for tax preparation fees. Financial planning services represented 97% and tax preparation fees represented 3% of the Company's total revenues during the six months ended December 31, 2003.

The Company's commission expense for the six months ended December 31, 2004 was $16.1 million, a decrease of $.1 million from $16.2 million for the quarter ended December 31, 2003. This decrease is attributable to a higher percentage of the Company's revenue being derived from its employee sales force.

The Company's operating expenses for the six months ended December 31, 2004 were $10.9 million or 41.8% of revenues, a decrease of $1.1 million or 9.1%, compared to $12.0 million or 44.7% of revenues for the six months ended December 31, 2003. The dollar decreases in operating expenses was attributable to a decreases of $ .2 million in general and administrative expenses, $.8 million in salaries, $.1 million in rent, $.1 million in brokerage fees and licenses and $.1 million in depreciation and amortization, offset by an increase in advertising of $ .3 million.

General and administrative expenses decreased $ .2 million or 5.2% in the six months ended December 31, 2004 to $3.2 million from $3.4 million during the six months ended December 31, 2003. This decrease is primarily attributable to a decrease in professional fees and insurance expense offset by reduced computer and telephone expenses.

Advertising expenses increased $.3 million in the six months ended December 31, 2004 to $.4 million from $.1 million during the six months ended December 31, 2003. This increase is primarily attributable to the increase in print ad campaigns to build brand equity and awareness.

Brokerage fees and licenses expenses decreased $.1 million or 12.7% in the six months ended December 31, 2004 to $.7 million from $.8 million during the six months ended December 31, 2003. This decrease is primarily attributable to decreased revenues from the Company's clearing firm.

Rent expense decreased $.1 million or 15.7% in the six months ended December 31, 2004 to $.6 million from $.7 million during the six months ended December 31, 2003. This decrease is primarily attributable to the termination of leases associated with closed or merged offices.

Depreciation and amortization expense decreased $.1 million or 15.7 % in the six months ended December 31, 2004 to $.6 million from $.7 million during the six months ended December 31, 2003. This decrease is primarily attributable to lower fixed assets and intangible balances as a result of reduced capital spending and assets reaching full depreciable lives.

The Company's loss from continuing operations before other income and expense for the six months ended December 31, 2004 was $(.9 million) as compared to $(1.4 million) for the six months ended December 31, 2003, a reduced loss of $.5 million. This reduced loss was attributable to increased revenues produced by the Company's employee sales force coupled with overall reduced expenses described above.

The Company's net loss from continuing operations before income taxes for the six months ended December 31, 2004 was $(1.3 million ) compared to a loss of $(1.8 million) for the six months ended December 31, 2003. This reduced loss was attributable to the reduced losses from operations of $ .6 million highlighted above, and by a decrease of $.3 million in interest expense and increases of $.3 million and $.7 million, respectively, in interest and investment income and other income, net.

The Company had income from discontinued operations for the six months ended December 31, 2004 of $0 compared to a loss of ($5.1 million) for the six months ended December 31, 2003.

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

The financial statements for the three years ended June 30, 2003 have been restated to correct this error. As a result of the restatement, receivables as of June 30, 2003 have been reduced by $1,114,725 and commission liabilities have been reduced by $923,658. Shareholder deficit increased by $191,067. Revenues for the year ended June 30, 2003 increased by $60,009 and commission expense for the year ended June 30, 2003 increased by $28,765. Losses for the year ended June 30, 2003 decreased by $31,334.

As the error applied to both the beginning and ending balances of each quarter, the effect on any individual quarter filing on Form 10-Q was immaterial.

LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues have been, and are expected to continue to be, significantly seasonal. As a result, the Company must generate sufficient cash during the tax season to fund any operating cash flow deficits in the first half of the following fiscal year. Operations during the non-tax season are primarily focused on financial planning services along with some ongoing accounting and corporate tax revenue. Since its inception, the Company has utilized funds from operations and borrowings to support operations and finance working capital requirements. As of December 31, 2004 the Company had $ 583,803 in cash and cash equivalents and $640,183 in marketable securities. PCS is subject to the SEC's Uniform Net Capital Rule 15c 3-1, which requires that PCS maintain minimum regulatory net capital of $100,000 and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed the greater of 15 to one. At December 31, 2004, the Company was in compliance with this regulation.

During the six months ended December 31, 2004, the Company incurred a net loss of $(1,256,093) and at December 31, 2004 had a working capital deficit position of $(14,275,119). At December 31, 2004 the Company had $583,803 of cash and cash equivalents and $ 3,636,425 of trade accounts receivables to fund short-term working capital requirements.

The Company believes that it has been able to complete the necessary steps in order to meet its cash flow requirements throughout Fiscal 2005 and 2006, though due to the seasonality of the Company's business the Company may at times employ short term financing.

The Company's cash flow provided by or used in operating activities totaled $ .1 million and $(1.7 million) for the six months ended December, 2004 and 2003, respectively. The decrease in cash flows used in operating activities is due to increased net income, decreased marketable securities and other current assets, and offset by a decrease in accounts payable. For the six months ended December 31, 2003, the Company recognized gain on the sale of offices to Pinnacle and others.

Net cash provided by investing activities totaled ($.02 million) for the six months ended December 31, 2004, as compared to $ 3.4 million for the six months ended December 31, 2003. December 31, 2004 net cash included the proceeds from a real property sale of $.3 million. The December 31, 2003 net cash of $3.4 million is primarily due to the sale of discontinued operations.

Net cash used in financing activities totaled ($.03 million) for the six months ended December 31, 2004, as compared to ($1.7 million)for the six months ended December 31, 2003. The decrease in cash used in financing activities of $1.6 million is attributable to an increase in proceeds from bank and other loans, and the decrease in payouts of bank and capital lease obligations of $ 1 million.

Prime Partners has made various loans to the Company at an interest rate of 10%. On December 31, 2004 the Company owed Prime Partners $878,149. Michael Ryan, the Company's President, is one of the major shareholders of Prime Partners.

The Company believes that it has completed the necessary steps to meet its cash flow requirements for the years ending June 30, 2005 and 2006, though due to the seasonality of the Company's business the Company may at times employ short term financing. See Note 1(d) of Notes to Consolidated Financial Statements included in the 2004 10-K/A for a complete discussion of the Company's liquidity and cash flow and Note 7 of Notes to Consolidated Financial Statements included in the 2004 10-K/A for a complete discussion of the Company's debt.

If the Company does not comply with the financial covenants and other obligations in its loan agreements with Wachovia, Travelers or Rappaport, and such lenders elected to pursue their available remedies, the Company's operations and liquidity would be materially adversely affected and the Company could be forced to cease operations. The Company has retained a financial advisor to assist the Company in further discussions with its lenders. There can be no guarantee, however, that the lenders will agree to terms in the future that are more favorable to the Company than the current arrangements with the lenders.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The table below summarizes the Company's contractual obligations for the five years subsequent to December 31, 2004 and thereafter. The amounts represent the maximum future cash contractual obligations.

Contractual Obligation and Commercial Commitments

                              Payment Due by Period

                                                         2006 to         2008 to          After
Contractual
Obligations               Total           2005             2007            2009            2010
                       --------------------------------------------------------------------------
Debt                    9,559,537       9,438,404          47,216          47,139          26,777
Operating Leases        5,550,620       2,486,776       2,029,991         724,257         309,595
Capital Leases            317,487         145,086         147,076          25,325              --
                       --------------------------------------------------------------------------
Total contractual
cash obligations       15,427,644      12,070,266       2,224,284         796,721         336,372
                       ==========================================================================

In connection with the sale of offices to Pinnacle, all operating leases associated with the sold offices were assigned to Pinnacle, but the Company remains liable on the leases. Aggregate operating lease commitment amounts included in the table above with respect to the leases assigned to Pinnacle in November 2002 are $801,790, $259, 599, and $119,636 for the fiscal years ending June 30, 2005, 2006, and 2007, respectively. See Note 5 of Notes to the Consolidated Financial Statements in the 2004 10-K/A for a complete discussion of the sale to Pinnacle.

The Company is also contractually obligated to certain employees and executives pursuant to commission agreements and compensation agreements.

MARKET FOR COMPANY'S COMMON EQUITY

The shares of the Company's common stock were delisted from the NASDAQ National Market in August 2002 and are now traded on what is commonly referred to as the "pink sheets". As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. In addition, the Company is now subject to Rule 15c2-11 promulgated by the SEC. If the Company fails to meet criteria set forth in such Rule (for example, by failing to file periodic reports as required by the Exchange Act), various practice requirements are imposed on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have a material adverse effect on the ability of broker-dealers to sell the Company's securities, which may materially affect the ability of shareholders to sell the securities in the secondary market.

The delisting could make trading the Company's shares more difficult for investors, potentially leading to further declines in the share price. It would also make it more difficult for the Company to raise additional capital. The Company will also incur additional costs under state blue-sky laws if we sell equity due to our delisting.

EFFECTS OF INFLATION

Inflation has not had a significant effect on the Company's results of operations in recent periods.

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

The Company's senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Exchange Act) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officers to allow timely decisions regarding required disclosure.

The Company has carried out an evaluation under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Accounting Officer, of the disclosure controls and procedures of the Company as defined in Exchange Act Rule 13(a)-15(e). In designing and evaluating disclosure controls and procedures, the Company and its management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. The Chief Executive Officer and the Chief Accounting Officer have determined that the Company will further enhance its disclosure controls and procedures and that except for the matters noted by Radin Glass, and taking into account the steps taken and to be taken to address the matters described above, such disclosure controls and procedures will provide a reasonable level of assurance to adequately and effectively timely alert them to material information required to be included in the Company's periodic SEC reports.

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

Except as described above, no change occurred in the Company's internal controls concerning financial reporting during the quarter ended December 31, 2004 that has materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Litigation

The Company and PCS are defendants and respondents in lawsuits and NASD arbitrations in the ordinary course of business. On December 31, 2004, there were 30 pending lawsuits and arbitrations, of which 16 were against PCS and/or its registered representatives. Management accrued $798,116 as a reserve for potential settlements, judgments and awards. PCS has errors & omissions coverage that will cover a portion of such matters. In addition, under the PCS registered representatives contract, each registered representative is responsible for covering costs in connection with these claims. The Company does not believe that these lawsuits and arbitrations will have a material effect on its consolidated financial position.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 19, 2004 and on December 23, 2004, the Company issued 45,000 shares of common stock to Rappaport Gamma LP ("Rappaport") pursuant to Section 4(2) of the Securities Act. The shares were issued as part of a penalty for nonpayment on a loan by Rappaport to the Company, and the Company received no proceeds in connection therewith.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See Note 9 of Notes to Consolidated Financial Statements in the 2004 10-K/A.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its last meeting of shareholders on December 14, 2001.

ITEM 5. OTHER INFORMATION

On or about October 21, 2004, the Company's broker-dealer subsidiary, PCS, received a letter from the Boston District Office of the NASD (the "Office") with respect to the Office's 2002 and 2003 examinations of PCS. The letter stated that with respect to the periods examined the Office had found that PCS had failed to fully comply with certain NASD Conduct Rules. PCS has conducted a review of the letter and its findings, and submitted a response to the Office. The Office has subsequently advised PCS that it proposes a settlement in the matter in the amount of a $235,000 monetary penalty, plus reimbursement to certain PCS customers in an amount that cannot at this time be ascertained by PCS, but which amount PCS believes will not be material. PCS anticipates that a portion of any amounts it pays out in connection with the matter will be recovered from certain of its registered representatives. PCS does not concur with certain findings of the Office and will continue to discuss the matter with the Office to reach a final solution.

Item 6. EXHIBITS

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

                                                 GILMAN + CIOCIA, INC.


Dated: February 14, 2005                         By /s/ Michael P. Ryan
                                                 Chief Executive Officer


Dated: February 14, 2005                         By /s/ Dennis Conroy
                                                 Chief Accounting Officer