Form 10-Q
period 2005-03-31
GILMAN & CIOCIA INC
filed 2005-05-23
CIK 914142

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

                  For the quarterly period ended March 31, 2005

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

As of May 20, 2005, 9,095,473 shares of the issuer's common stock, $0.01 par value, were outstanding.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS                                                Page

        Consolidated Balance Sheets as of March 31, 2005
        and June 30, 2004                                                      3

        Consolidated Statements of Operations for the Three Months and
        Nine Months Ended March 31, 2005 and March 31, 2004                    4

        Consolidated Statements of Cash Flows for the
        Nine Months Ended March 31, 2005 and March 31, 2004                    5

        Notes to Consolidated Financial Statements                             6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   12

Item 3. Quantitative and Qualitative Disclosure About Market Risk             17

Item 4. Controls and Procedures                                               18

PART II - OTHER INFORMATION                                                   19

Item 1. Legal Proceedings                                                     19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           20

Item 3. Defaults Upon Senior Securities                                       20

Item 4. Submission of Matters to a Vote of Security Holders                   20

Item 5. Other Information                                                     20

Item 6. Exhibits and Reports on Form 8-K                                      20

SIGNATURES AND CERTIFICATIONS                                                 21

                     Gilman & Ciocia, Inc. And Subsidiaries
                           Consolidated Balance Sheet

                                                                                    March 31, 2005     June 30, 2004
                                                                                    --------------     -------------
                                                                                      (UnAudited)         Audited
Assets

Cash & Cash Equivalents                                                              $    885,054       $    498,545
Marketable Securities                                                                     912,353          1,184,907
Trade Accounts Receivable, Net                                                          4,685,372          3,678,204
Receivables from Officers, Shareholders
     and Employees, net                                                                   123,519            138,564
Due From Office Sales - Current                                                           137,860            287,325
Prepaid Insurance                                                                         764,486            365,117
Deferred Expenses                                                                         386,191                 --
                                                                                     ------------       ------------

       Total Current Assets                                                             7,894,835          6,152,662

Fixed Assets, Net                                                                       1,204,604          1,616,661
Goodwill                                                                                3,711,116          3,837,087
Intangible Assets, Net                                                                  5,416,507          5,631,123
Due from Office Sales - Non Current                                                     1,092,760          1,181,128
Other Assets                                                                              504,294            508,919
                                                                                     ------------       ------------

       Total Assets                                                                  $ 19,824,116       $ 18,927,580
                                                                                     ============       ============

Liabilities and Shareholders' Equity (Deficit)

Accounts Payable and Accrued Expenses                                                $ 11,373,148       $ 10,153,940
Current Portion of Notes Payable & Capital Leases                                       8,618,956          9,113,793
Deferred Income                                                                           250,000            221,537
Due to Related Parties                                                                    959,777            445,000
                                                                                     ------------       ------------

       Total Current Liabilities                                                       21,201,881         19,934,270

Long Term Portion of Notes Payable and Capital Leases                                     331,464            212,248
                                                                                     ------------       ------------

       Total Liabilities                                                             $ 21,533,345       $ 20,146,518

Shareholders' Equity (Deficit)
Preferred Stock, $0.001 par value; 100,000 shares authorized; no
shares issued and outstanding at March 31, 2005 and June 30, 2004, respectively      $         --       $         --
Common Stock, $0.01 par value 20,000,000 shares authorized; 10,377,276
and 10,219,561 shares issued at March 31,2005 and June 30, 2004, respectively             103,772            102,195
Additional Paid in Capital                                                             29,943,469         29,897,210
Treasury Stock 1,326,838 and 1,326,838 shares of common stock,
at March 31, 2005 and June 30, 2004, respectively, at cost                             (1,306,288)        (1,306,288)
Retained Deficit                                                                      (30,450,182)       (29,912,055)
                                                                                     ------------       ------------

       Total Shareholders' Equity (Deficit)                                          $ (1,709,229)      $ (1,218,938)
                                                                                     ------------       ------------

Total Liabilities & Shareholders' Equity (Deficit)                                   $ 19,824,116       $ 18,927,580
                                                                                     ============       ============

The accompanying notes are an integral part of these Consolidated Financial Statements

                     Gilman & Ciocia, Inc. And Subsidiaries
                      Consolidated Statements of Operations

                                                          For the Three Months Ended            For the Nine Months Ended
                                                                   March 31                             March 31
                                                       -------------------------------       -------------------------------
                                                           2005               2004               2005               2004
                                                       (UnAudited)        (UnAudited)        (UnAudited)        (UnAudited)
Revenues:

  Financial Planning Services                          $ 12,264,521       $ 14,090,700       $ 37,339,033       $ 40,044,234
  Tax Preparation Fees                                    3,973,725          4,165,396          4,927,716          5,034,636
                                                       ------------       ------------       ------------       ------------
          Total Revenues                                 16,238,246         18,256,096         42,266,749         45,078,870

Cost of Sales/ Commissions                                8,464,719          9,157,796         24,775,008         25,366,191
                                                       ------------       ------------       ------------       ------------

        Gross Profit:                                     7,773,527          9,098,300         17,491,741         19,712,679

Operating Expenses:

Salaries                                                  2,797,686          3,070,430          7,853,651          8,966,074
General & Administrative                                  2,121,023          2,184,517          5,304,920          5,560,858
Advertising                                                 932,911            685,924          1,314,920            876,904
Brokerage Fees & Licenses                                   258,063            343,777            815,530          1,198,618
Rent                                                        503,175            506,144          1,393,077          1,528,859
Depreciation & Amortization                                 299,768            343,707            911,793          1,069,898
                                                       ------------       ------------       ------------       ------------

          Total Operating Expenses                        6,912,626          7,134,499         17,593,891         19,201,211
                                                       ------------       ------------       ------------       ------------

Income (Loss) From                                          860,901          1,963,801           (102,150)           511,468
  Continuing Operations Before Other                   ------------       ------------       ------------       ------------
  Income and Expenses

Other Income (Expenses):

  Interest and Investment Income                             11,565                550             68,720             28,626
  Interest Expense                                         (218,784)          (372,225)          (642,587)          (822,280)
  Other Income (Expense), Net                                64,484                 --            138,090             81,443
                                                       ------------       ------------       ------------       ------------

Total Other Income (Expense)                               (142,735)          (371,675)          (435,777)          (712,211)
                                                       ------------       ------------       ------------       ------------

Income (Loss) From Continuing Operations                    718,166          1,592,126           (537,927)          (200,743)
  Before Income Taxes                                  ------------       ------------       ------------       ------------

Income Taxes (Benefit)                                           --                 --                 --                 --
                                                       ------------       ------------       ------------       ------------

Income (Loss) From Continuing Operations                    718,166          1,592,126           (537,927)          (200,743)
                                                       ------------       ------------       ------------       ------------

Discontinued Operations:

Income (Loss) From Discontinued Operations                       --             10,344                 --            (61,062)

Gain (Loss) On Disposal Of
  Discontinued Operations                                        --                 --                 --          5,187,711

Income Taxes (Benefit)                                           --                 --                 --           (121,359)
                                                       ------------       ------------       ------------       ------------

Income (Loss) From Discontinued Operations                       --             10,344                 --          5,005,290
                                                       ------------       ------------       ------------       ------------

Net Income (Loss)                                      $    718,166       $  1,602,470       $   (537,927)      $  4,804,547
                                                       ============       ============       ============       ============

Net Income (Loss) per share of common stock:
   Basic Net Income (Loss):
       Income (Loss) From Continuing Operations        $       0.08       $       0.18       $      (0.06)      $      (0.02)
       Income (Loss) From Discontinued Operations      $         --       $         --       $         --       $       0.53
       Net Income (Loss)                               $       0.08       $       0.18       $      (0.06)      $       0.51

   Diluted Net Income (Loss):
       Income (Loss) From Continuing Operations        $       0.08       $       0.14       $      (0.06)      $      (0.02)
       Income (Loss) From Discontinued Operations      $         --       $         --       $         --       $       0.49
       Net Income (Loss)                               $       0.08       $       0.14       $      (0.06)      $       0.47

Weighted Average Number of Shares Outstanding:
       Basic                                              9,023,877          8,832,724          8,990,055          9,370,918
       Diluted                                            9,023,877         11,345,193          8,990,055         10,202,316

The accompanying notes are an integral part of these Consolidated Financial Statements

                     Gilman & Ciocia, Inc. And Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                       For the Nine Months Ended     For the Nine Months Ended
                                                                             March 31, 2005                March 31, 2004
                                                                       -------------------------     -------------------------
                                                                               (UnAudited)                  (UnAudited)
Cash Flows From Operating Activities:

Net (Loss) / Income:                                                        $      (537,927)              $     4,804,547
Adjustments to reconcile net loss to net cash used in
operating activities:

Depreciation and amortization                                                       796,619                       907,334
Issuance of common stock for debt default penalties and interest                     47,837                        36,000
Amortization of debt discount                                                       115,174                       162,564
(Gain) Loss on sale of discontinued operations                                           --                    (5,005,290)
(Gain) Loss on sale of equipment and properties                                     (31,182)
Unrealized (Gain)/Loss on securities held for trading                               (51,321)                      (35,437)
Bad Debt Expense                                                                        462                       541,488
Changes in assets and  liabilities:
Accounts receivable, Net                                                         (1,007,168)                     (385,503)
Change in AR from Others                                                            237,833                       140,937
Increase in Prepaid Insurance                                                      (399,369)                      (85,129)
Increase in Deferred Expenses                                                      (386,191)                           --
Change in marketable securities                                                     272,554                      (809,549)
Receivables from officers, shareholders and employees                                15,045                       423,451
Other Assets                                                                          4,625                       250,169
Accounts Payable and accrued expenses                                             1,219,206                      (937,338)
Deferred Income                                                                      28,463                       119,400
Net change in assets related to discontinued operations                                  --                        50,963
Decrease in Other liabilities                                                            --                       (11,000)
                                                                            ---------------               ---------------

Net cash provided by (used in) operating activities                                 324,660                       167,607

Cash Flows from investing activities:
Capital Expenditures                                                               (259,334)                     (172,983)
Cash paid for acquisitions, net of cash acquired                                   (111,725)                     (146,818)
Proceeds from sale of discontinued operations                                            --                     4,614,138
Proceeds from the sale of property and equipment                                    293,750                            --
                                                                            ---------------               ---------------

Net cash Provide by (used in) investing activities                                  (77,309)                    4,294,337

Cash Flows from Financing Activities:
Acquisition of treasury stock                                                            --                      (230,695)
Cancel Note with stock                                                                   --                       105,000
Proceeds from bank and other loans                                                  514,777                       583,486
Payments of bank loans and capital lease obligations                               (375,619)                   (4,852,678)
                                                                            ---------------               ---------------

Net cash Provided by (used in) Financing Activities                                 139,158                    (4,394,887)

Net change in cash and cash equivalents                                             386,509                        67,057

Cash and cash equivalents at beginning of period                                    498,545                       955,097
                                                                            ---------------               ---------------

Cash and cash equivalents at end of period                                  $       885,054               $     1,022,154
                                                                            ===============               ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest                                    $       131,732               $       176,657
                                                                            ===============               ===============

Supplemental Disclosure of Non-Cash Transactions:

Equipment acquired under capital leases                                     $       238,103               $       135,000
                                                                            ===============               ===============

The accompanying notes are an integral part of these Consolidated Financial Statements

GILMAN + CIOCIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

(a) Description of the Company and Overview

Gilman + Ciocia, Inc. (together with its wholly owned subsidiaries, the "Company") is a corporation that was organized in 1981 under the laws of the State of New York and reincorporated under the laws of the State of Delaware in 1993. The Company provides financial planning services, including securities brokerage, insurance and mortgage agency services, and federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets. In Fiscal 2004*, approximately 89% of the Company's revenues were derived from commissions on financial planning services and approximately 11% were derived from fees for tax preparation services. For the nine months ended March 31, 2005, approximately 88% of the Company's revenues were derived from financial planning services. As of March 31, 2005, the Company had 34 offices operating in five states (New York, New Jersey, Connecticut, Florida and Colorado). The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K can be obtained, free of charge, on the Company's web site at www.gilcio.com.

As a result of a number of defaults under its agreements with Wachovia Bank, National Association ("Wachovia"), on November 27, 2002 the Company entered into a debt forbearance agreement with Wachovia and subsequently amended the debt forbearance agreement as of June 18, 2003, March 4, 2004 and March 1, 2005. Another of its lenders, Travelers Insurance Company ("Travelers") has claimed several defaults under its agreement, but acknowledged that it was subject to the terms of a subordination agreement with Wachovia (the "Subordination Agreement"), which restricts the remedies it can pursue against the Company. The Company's debt to Rappaport Gamma Limited Partnership (the "Rappaport Loan") was due on October 30, 2002, but remains unpaid. The Rappaport Loan is subordinated to the Wachovia loan. The Rappaport Loan was sold to a group of Company management and employees (the "Purchasing Group") on April 29, 2005. The members of the Purchasing Group include Prime Partners, Inc., a corporation controlled by Michael P. Ryan, the President and a director of the Company, James Ciocia, the Chairman of the Company, Christopher Kelly, the General Counsel of the Company, Kathryn Travis, the Secretary and a director of the Company, Dennis Conroy, the Chief Accounting Officer of the Company, Ted Finkelstein, the Assistant General Counsel of the Company, and certain other Company employees. The Purchasing Group has agreed to reduce the principal balance of the Rappaport Loan from $1 million to $750,000 and extend the maturity date to April 29, 2009. Pursuant to the terms of the Rappaport Loan, the Purchasing Group, as holders of the Rappaport Loan, are entitled to receive, in the aggregate, 15,000 shares of the Company's common stock monthly while the debt remains unpaid. As a result of these defaults, the Company's debt as to those lenders is classified as current liabilities on its financial statements.

(b) Basis of Presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated balance sheets as of March 31, 2005, the consolidated statements of operations for the nine months ended March 31, 2005 and 2004, and the consolidated statements of cash flows for the nine months ended March 31, 2005 are unaudited. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the nine months ended March 31, 2005 are not necessarily indicative of the results to be expected for any other interim period or any future year. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for Fiscal 2004 (the "2004 10-K/A").

* Fiscal years are denominated by the year in which they end. Accordingly, Fiscal 2004 refers to the year ended June 30, 2004.

(c) Accounting Policies

The preparation of the Company's financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Certain of the Company's accounting policies require higher degrees of judgment than others in their application.

Impairment of intangible assets

Impairment of intangible assets results in a charge to operations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The measurement of the future net cash flows to be generated is subject to management's reasonable expectations with respect to the Company's future operations and future economic conditions which may affect those cash flows. The Company tests goodwill for impairment annually or more frequently whenever events occur or circumstances change, which would more likely than not reduce the fair value of a reporting unit below its carrying amount. The measurement of fair value, in lieu of a public market for such assets or a willing unrelated buyer, relies on management's reasonable estimate of what a willing buyer would pay for such assets. Management's estimate is based on its knowledge of the industry, what similar assets have been valued at in sales transactions and current market conditions.

Revenue Recognition

The Company recognizes all revenues associated with income tax preparation, accounting services, and asset management fees upon completion of the services. Financial planning services include securities and other transactions. The related commission revenue and expenses are recognized on a trade date basis.

Net Income(Loss)Per Share

In accordance with SFAS No. 128, "Earnings per Share", basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during each period. Diluted net income (loss) per share gives effect to all potentially dilutive securities that were outstanding during each period. The computation for March 31, 2005 did not include outstanding options and warrants because to do so would have an antidilutive effect for the periods presented.

Stock Based Compensation

At March 31, 2005, the Company had various stock-based employee compensation plans. Prior to 2000, the Company accounted for plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective July 1, 2000, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2002. Awards under the Company's plans vest over periods ranging from immediately to five years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003, 2004 and 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of FASB Statement No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                    For the Three Months Ended          For the Nine Months Ended

                                                     March 31,       March 31,           March 31,       March 31,
                                                       2005            2004                2005            2004
                                                  -------------    -------------      -------------    -------------
Net Income (Loss), as reported                    $     718,166    $   1,602,470      $    (537,927)   $   4,804,547

Add: Stock-based employee
compensation expenses included in
reported net income (loss), net of
related tax effects                                          --               --                 --               --

Deduct: Total stock-based
compensation expense determined
under fair value based method for
all awards, net of related taxes                         10,779           20,101             44,928           76,104
                                                  -------------    -------------      -------------    -------------


Proforma net income (loss)                        $     707,387    $   1,582,369      $    (582,855)   $   4,728,443

Basic and diluted earnings (loss) per share:

As reported - Basic                                         .08              .18               (.06)             .51
Proforma - Basic                                            .08              .18               (.06)             .50

As reported - Diluted                                       .08              .14               (.06)             .47
Proforma - Diluted                                          .08              .14               (.06)             .46

The effects of applying FASB Statement No. 123 in the proforma net income (loss) disclosures above are not likely to be representative of the effects on proforma disclosures of future years.

Reclassifications

For comparability, certain prior year amounts have been reclassified to conform with the 2005 presentation.

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

(d) Liquidity and cash flow

During the nine months ended March 31, 2005, the Company incurred a net loss of $0.5 million and at March 31, 2005 had a working capital deficit position of $13.3 million. At March 31, 2005 the Company had $0.9 million of cash and cash equivalents and $4.7 million of trade accounts receivables, net, to fund short-term working capital requirements.

The Company believes that it has completed the necessary steps to meet its cash flow requirements throughout Fiscal 2005 and 2006, though due to the seasonality of the Company's business the Company may at times employ short term financing. As of March 31, 2005, Prime Partners, Inc. ("Prime Partners"), of which Michael
P. Ryan, the Company's President, is a director, the President and a major shareholder, provided short-term loans to the Company in the aggregate amount of $0.7 million for working capital purposes. These loans pay 10% interest per annum.

2. RECLASSIFICATION FOR DISCONTINUED OPERATIONS

During Fiscal 2003 and Fiscal 2004 the Company sold two subsidiaries and 64 of its offices, including the sale of 47 offices to Pinnacle Taxx Advisors LLC ("Pinnacle"). In accordance with FASB Statement No. 144 assets and liabilities associated with these offices have been reclassified and are included on the accompanying balance sheets as assets of discontinued operations, and the results of these operations have been reclassified and are separately presented for all reporting periods as discontinued operations in the accompanying statements of operations.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, FASB Interpretation No. 47 "FIN 47" was issued, which clarifies certain terminology as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations. In addition, it clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Early adoption of FIN 47 is encouraged. Management believes FIN 47 will have no impact on the financial statements of the Company once adopted.

FASB 153 - Exchanges of Nonmonetary Assets

In December 2004, the FASB issued FASB Statement No. 153. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

FASB 123 (revised 2004) - Share-Based Payments

In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation. This Statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and in EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans.

A nonpublic entity will measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of those instruments, except in certain circumstances.

A public entity will initially measure the cost of employee services received in exchange for an award of equity instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. A nonpublic entity may elect to measure its equity awards at their intrinsic value through the date of settlement.

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

The effective date for public entities that do not file as small business issuers will be as of the beginning of the first annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers and nonpublic entities the effective date will be as of the beginning of the first annual reporting period that begins after December 15, 2005. Management intends to comply with this Statement at the scheduled effective date for the relevant financial statements of the Company.

4. CONTINGENCIES

Litigation

See Item 1. Legal Proceedings of Part II herein.

5. DISCONTINUED OPERATIONS

Approximate direct operating revenues and operating expenses of the offices sold to Pinnacle and other parties included as discontinued operations on the accompanying statements of operations for the nine months ended March 31, 2004 were as follows:

                                                               Nine Months Ended
                                                                 March 31, 2004
                                                               -----------------

Revenues:

 Financial planning services                                      $ 3,604,228
 Tax preparation fees                                                  16,616
                                                                  -----------
    Total revenues                                                  3,620,844

Cost of Sales:                                                      2,803,690
                                                                  -----------

Gross Profit                                                          817,154

Operating Expenses:

 Salaries and benefits                                                350,978
 General and administrative                                           363,878
 Advertising                                                            6,505
 Brokerage fees and licenses                                           26,301
 Rent                                                                 124,991
 Depreciation and amortization                                          3,298
                                                                  -----------
    Total operating expenses                                      $   875,951

Income (loss) from
continuing operations before other
income and expenses                                               $   (58,797)

Other income (expense)                                            $    (2,265)
                                                                  -----------
Gain (loss) from continuing operations
before income taxes                                               $   (61,062)
                                                                  -----------

6. DEBT

The Company is in default on substantially all of its debt.

On December 26, 2001, the Company closed a $7.0 million financing (the "Loan") with Wachovia. The Loan consisted of a $5.0 million term loan ("Term Loan") and a $2.0 million revolving letter of credit ("Revolving Credit Loan"). On November 27, 2002, the Company and Wachovia entered into a forbearance agreement (the "Forbearance Agreement") whereby Wachovia agreed to forbear from acting on certain defaults of financial covenants by the Company under the Revolving Credit Loan and under the Term Loan. Under the Forbearance Agreement and several amendments thereto, Wachovia deleted several large pre-maturity principal payments, increased the "Applicable Margin" to 4%, changed the Company's reporting requirements under the Loan and extended the due date of the Loan (the "Maturity Date") several times. Pursuant to Amendment No. 3 to the Forbearance Agreement ("Amendment No. 3"), dated as of March 1, 2005, the amortization schedule was extended by approximately 16 months and the Maturity Date was extended to March 10, 2008. Under Amendment No. 3, the Company will pay Wachovia principal on the Loan of $66,205.42 monthly, plus interest. The Company is in technical default of several other provisions of the Loan, the Forbearance Agreement and the amendments to Forbearance Agreement. However, the Company does not believe that Wachovia will issue a note of default for any of these technical defaults.

The Company's $5.0 million credit facility with Travelers closed on November 1, 2000. On September 24, 2002, the Company received a notice from Travelers alleging that the Company was in default under its debt facility with Travelers due to nonpayment of a $0.1 million penalty for failure to meet sales production requirements as specified in the debt facility. The Company responded with a letter denying that the Company was in default. Although the Traveler's notice stated that all unpaid interest and principal under the debt facility were immediately due and payable and that Travelers reserved its rights and remedies under the debt facility, it also stated that Travelers intended to comply with the terms of the Subordination Agreement between Travelers and Wachovia. The Subordination Agreement greatly restricts the remedies that Travelers could pursue against the Company. No further notices have been received from Travelers. No payments have been made to Travelers since April, 2003. Pursuant to the terms of the Subordination Agreement and the Forbearance Agreement, the Company is not permitted to make payments to Travelers.

On October 30, 2001, the Company borrowed $1.0 million from Rappaport pursuant to a written note without collateral and without stated interest. The Rappaport Loan was due and payable on October 30, 2002. Additionally, the Rappaport Loan provided that: Rappaport receive 100,000 shares of Rule 144 restricted shares of common stock of the Company upon the funding of the Rappaport Loan, subject to adjustment so that the value of the 100,000 shares was $300,000 when the Rule 144 restrictions were removed; there was a penalty of 50,000 shares to be issued to Rappaport if the Rappaport Loan was not paid when due and an additional penalty of 10,000 shares per month thereafter until the Rappaport Loan was paid in full. On December 26, 2001, Rappaport agreed to subordinate the Rappaport Loan to the $7.0 million Wachovia Loan. In consideration of the subordination, the Rappaport Loan was modified by increasing the 10,000 shares penalty to 15,000 shares per month and by agreeing to issue 50,000 additional shares to Rappaport if the Rappaport Loan was not paid in full by March 31, 2002, subject to adjustment so that the value of the shares issued was $150,000 when the Rule 144 restrictions were removed. By March 31, 2005, Rappaport had received a total of 1,330,298 shares for all interest and penalties. The Rappaport Loan, together with 785,298 shares of Company common stock held by Rappaport, were sold to a group of Company management and employees on April 29, 2005. Pursuant to the terms of the Rappaport Loan, this Purchasing Group, as holders of the Rappaport Loan, are entitled to receive, in the aggregate, 15,000 shares of the Company's common stock monthly while the debt remains unpaid. See also Note 1 to Notes to Consolidated Financial Statements.

If the Company does not comply with the financial covenants and other obligations in its loan agreements relating to the Wachovia, Travelers or Rappaport loans, or its agreements with other lenders, and such lenders elected to pursue their available remedies, the Company's operations and liquidity would be materially adversely affected and the Company could be forced to cease operations. The Company has retained a financial advisor to assist the Company in further discussions with its lenders. The financial advisor was involved in the Company's discussions with Wachovia that resulted in the Amendment No. 3 described above. There can be no guarantee, however, that the lenders will agree to terms in the future that are more favorable to the Company than the current arrangements with the lenders.

7. STOCK BASED COMPENSATION

The Company has established various stock based compensation plans for its officers, directors, key employees and consultants. See the 2004 10-K/A for a description of the Company's stock-based compensation plans.

Stock option activity during the nine months ended March 31, 2005, was as follows:

Outstanding June 30, 2004                                              2,177,566

               Grants                                                          0
               Canceled                                                    3,231
               Expired                                                   464,385
               Exercised                                                       0
                                                                       ---------
Outstanding - March 31, 2005                                           1,709,950

Exercisable - March 31, 2005                                           1,354,950

During the nine months ended March 31, 2005, the Company issued no shares of stock in connection with earnout agreements associated with the acquisition of client lists.

8. SEGMENTS OF BUSINESS

As a result of the Company's recent restructuring, management believes the Company operates as one segment.

9. RELATED PARTY TRANSACTIONS

As of March 31, 2005, Prime Partners, of which Michael Ryan, the Company's President is a major shareholder, provided short term loans to the Company in the aggregate amount of $0.7 million for working capital purposes. These loans pay 10% interest per annum.

See Note 1 to Notes to Consolidated Financial Statements for a description of the purchase of the Rappaport Loan by a group of Company management and employees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such statements are based upon current information, expectations, estimates and projections regarding the Company, the industries and markets in which the Company operates, and management's assumptions and beliefs relating thereto. Words such as "will," "plan," "expect," "remain," "intend," "estimate," "approximate," and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by federal, state and local authorities and their impact on the lines of business in which the Company and its subsidiaries are involved; unforeseen compliance costs; changes in economic, political or regulatory environments; changes in competition and the effects of such changes; the inability to implement the Company's strategies; changes in management and management strategies; the Company's inability to successfully design, create, modify and operate its computer systems and networks; litigation involving the Company and risks described from time to time in reports and registration statements filed by the Company and its subsidiaries with the SEC. Readers should take these factors into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The reader should, however, consult further disclosures the Company may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on form 10-Q and Current Reports on Form 8-K.

OVERVIEW

The Company, together with its wholly owned subsidiaries, provides federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets and financial planning services, including securities brokerage, insurance and mortgage agency services.

The Company's financial planning clients generally are introduced to the Company through the Company's tax return preparation services. The Company believes that its tax return preparation business is inextricably intertwined with, and is a necessary adjunct to, its financial planning activities. Future profitability will come from the two channels leveraging off each other, improving client base rentention and growth.

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

Almost all of the financial planners are also authorized agents of insurance underwriters. The Company is also a licensed mortgage broker. As a result, the Company also earns revenues from commissions for acting as an insurance agent and a mortgage broker. The Company has the capability of processing insurance business through Prime Financial Services, Inc., its wholly owned subsidiary, which is a licensed insurance broker, as well as through other licensed insurance brokers.

In Fiscal 2004, approximately 89% of the Company's revenues were derived from commissions on financial planning services and approximately 11% were derived from fees for tax preparation services. For the nine months ended March 31, 2005, 88% of the Company's revenues were earned from all financial planning and 12% were earned from tax preparation services.

During the three months ended March 31, 2005, the Company had income from continuing operations before other income and expenses of $0.9 million as compared to $2.0 million during the three months ended March 31, 2004. Loss from continuing operations before other income and expenses was $0.1 million in the nine months ended March 31, 2005 compared with $0.5 million for the nine months ended March 31, 2004.

During the three months ended March 31, 2005, the Company had net income of $0.7 million, and during the nine months ended March 31, 2005, the Company incurred a net loss of $0.5 million. At March 31, 2005 the Company had a working capital deficit of $13.2 million. At March 31, 2005 the Company had $0.9 million of cash and cash equivalents and $4.7 million of trade accounts receivables, net, to fund short-term working capital requirements.

The Company believes that it has completed the necessary steps to meet its cash flow requirements for the fiscal years ending June 30, 2005 and 2006, though due to the seasonality of the Company's business the Company may at times employ short-term financing. See Note 1(d) of Notes to Consolidated Financial Statements included in the 2004 10-K/A for a discussion of the Company's liquidity and cash flow and Note 7 of Notes to Consolidated Financial Statements included in the 2004 10-K/A for a discussion of the Company's debt.

If the Company does not comply with the financial covenants and other obligations in its loan agreements relating to the Wachovia, Travelers or Rappaport loans, and such lenders elected to pursue their available remedies, the Company's operations and liquidity would be materially adversely affected and the Company could be forced to cease operations. The Company has retained a financial advisor to assist the Company in further discussions with its lenders. The financial advisor was involved in the Company's discussions with Wachovia that resulted in the Amendment No. 3 described above. There can be no guarantee, however, that the lenders will agree to terms in the future that are more favorable to the Company than the current arrangements with the lenders.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE AND NINE MONTHS ENDED MARCH 31, 2004.

Except as noted, the numbers and explanations presented below represent results from continuing operations only.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

The Company's revenues for the three months ended March 31, 2005 were $16.2 million compared to $18.3 million for the three months ended March 31, 2004, a decrease of $2.0 million or 11.1%. Of this total decrease, $1.8 million was attributable to a decrease in revenues from the Company's financial planning business.

The Company's total revenues for the three months ended March 31, 2005 consisted of $12.3 million for financial planning services and $4.0 million for tax preparation services. Financial planning services represented 75% and tax preparation services represented 25% of the Company's total revenues during the three months ended March 31, 2005. The Company's total revenues for the three months ended March 31, 2004 consisted of $14.1 million for financial planning services and $4.2 million for tax preparation services. Financial planning services represented 77% and tax preparation fees represented 23% of the Company's total revenues during the three months ended March 31, 2004.

The Company attributes the decline in financial planning revenue principally to its continued focus on reducing the percentage of sales from variable annuities while increasing sales of other financial products that generate recurring income.

For the three months ended March 31, 2005, revenues from variable annuity sales were $5.4 million compared with $7.1 million in the same quarter last year. This represents a 24% drop in variable annuity revenue.

For the three months ended March 31, 2005, revenues from recurring revenue sources (managed money and trails) were $3.6 million compared with $3.4 million for the three months ended March 31, 2004, a 6% increase.

The Company's commission expense for the three months ended March 31, 2005 was $8.5 million, a decrease of $0.7 million or 7.6% from $9.2 million for the quarter ended March 31, 2004. This decrease is attributable to three factors: a decrease in financial planning revenues, a higher percentage of revenue from the Company's independent representatives (i.e., brokers who are not employees of the Company but independent contractors)(normal for the March 31 quarter) and decreased non-commissionable revenue.

The Company's total operating expenses for the three months ended March 31, 2005 were $6.9 million or 42.6% of revenues, a decrease of $0.2 million or 3.1%, compared to $7.1 million or 39.1% of revenues for the three months ended March 31, 2004. The decrease in operating expenses was attributable to decreases in general and administrative expenses, salaries, rent, brokerage fees, licenses and depreciation and amortization, partially offset by an increase in advertising.

General and administrative expenses decreased slightly by 2.9% in the three months ended March 31, 2005 compared with the same period last year. This decrease is primarily attributable to decreases in bad debt expense and office and computer supplies expense, partially offset by increases in professional fees, postage related to marketing and general office expenses.

Advertising expenses increased $0.2 million in the three months ended March 31, 2005 to $0.9 million up from $0.7 million for the three months ended March 31, 2004. This increase is primarily attributable to the Company's continued efforts to build brand equity and awareness.

The Company's income from continuing operations before other income and expenses for the three months ended March 31, 2005 was $0.9 million as compared to $2.0 million for the three months ended March 31, 2004, a decrease of $1.1 million. This decrease was primarily attributable to decreased revenues from financial planning services, driven largely by the Company's continuing focus on reducing the percentage of its revenue generated from the sale of variable annuities.

The Company's net income from continuing operations before income taxes for the three months ended March 31, 2005 was a $0.7 million compared to $1.6 million for the three months ended March 31, 2004. This decrease was primarily attributable to a decline in financial planning revenue.

The Company had no income from discontinued operations for the three months ended March 31, 2005, compared to $0.01 million for the three months ended March 31, 2004.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2004

The Company's total revenues for the nine months ended March 31, 2005, were $42.3 million compared to $45.1 million for the nine months ended March 31, 2004, a decrease of $2.8 million or 6.2%. This decrease was primarily attributable to a decline in the Company's revenue from financial planning services.

The Company's total revenues for the nine months ended March 31, 2005 consisted of $37.3 million from financial planning services and $4.9 million from tax preparation services. Financial planning services represented 88% and tax preparation services represented 12% of the Company's total revenues during the nine months ended March 31, 2005. The Company's total revenues for the nine months ended March 31, 2004 consisted of $40.0 million for financial planning services and $5.0 million from tax preparation services. Financial planning services represented 89% and tax preparation services represented 11% of the Company's total revenues during the nine months ended March 31, 2004.

The Company attributes the decline in financial planning revenue principally to its continued focus on reducing the percentage of sales from variable annuities while increasing sales of other financial products that generate recurring income.

For the nine months ended March 31, 2005, revenues from variable annuity sales were $17.2 million compared with $20.5 million in the same period last year. This represents a 16% drop in variable annuity revenue.

For the three months ended March 31, 2005, revenues from recurring revenue sources (managed money and trails) were $10.7 million compared with $9.3 million for the three months ended March 31, 2004, a 14% increase.

The Company's commission expense for the nine months ended March 31, 2005 was $24.8 million, a decrease of $0.6 million from $25.4 million for the quarter ended March 31, 2004. This decrease is attributable to lower revenue from financial planning services.

The Company's operating expenses for the nine months ended March 31, 2005 were $17.6 million or 41.6% of revenues, a decrease of $1.6 million or 8.3%, compared to $19.2 million or 42.6% of revenues for the nine months ended March 31, 2004. The decreases in operating expenses were attributable to decreases in general and administrative expenses, salaries, rent, brokerage fees and licenses and depreciation and amortization, partially offset by an increase in advertising expense.

General and administrative expenses decreased $0.3 million or 4.6% in the nine months ended March 31, 2005 to $5.3 million from $5.6 million during the nine months ended March 31, 2004. This decrease is primarily attributable to decreases in bad debt expense, office supplies and computer supplies expense, partially offset by increases in professional fees, postage related to marketing and general office expenses.

Advertising expenses increased $0.4 million in the nine months ended March 31, 2005 to $1.3 million up from $0.9 million during the nine months ended March 31, 2004. This increase is primarily attributable to the Company's continued efforts to build brand equity and awareness.

Rent expense decreased $0.1 million or 8.9% in the nine months ended March 31, 2005 to $1.4 million from $1.5 million during the nine months ended March 31, 2004. This decrease is primarily attributable to the termination of leases associated with closed or merged offices.

Depreciation and amortization expense decreased $0.2 million or 14.8% in the nine months ended March 31, 2005 to $0.9 million, down from $1.1 million during the nine months ended March 31, 2004. This decrease is primarily attributable to lower fixed assets and intangible balances as a result of reduced capital spending and assets reaching full depreciable lives.

The Company's loss from continuing operations before other income and expense for the nine months ended March 31, 2005 was $0.1 million compared with income of $0.5 million for the nine months ended March 31, 2004, a decrease of $0.6 million. This decrease was mostly attributable to a decline in financial planning revenues.

The Company's net loss from continuing operations before income taxes for the nine months ended March 31, 2005 was $0.5 million compared to a loss of $0.2 million for the nine months ended March 31, 2004. This increased loss was primarily attributable to reduced income from operations of $0.6 million, offset by a decrease of $0.2 million in interest expense and increases of $0.1 million in interest and investment income and other income, net.

The Company had no income from discontinued operations for the nine months ended March 31, 2005 compared to $5.0 million for the nine months ended March 31, 2004.

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

The financial statements for the three years ended June 30, 2003 have been restated to correct this error. As a result of the restatement, receivables as of June 30, 2003 have been reduced by $1.1 million and commission liabilities have been reduced by $0.9 million. Shareholder deficit increased by $0.2 million. Revenues for the year ended June 30, 2003 increased by $0.06 million and commission expense for the year ended June 30, 2003 increased by $0.03 million. Losses for the year ended June 30, 2003 decreased by $0.03 million.

As the error applied to both the beginning and ending balances of each quarter, the effect on any individual quarter filing on Form 10-Q was immaterial.

LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues have been, and are expected to continue to be, significantly seasonal. As a result, the Company must generate sufficient cash during the tax season to fund any operating cash flow deficits in the first half of the following fiscal year. Operations during the non-tax season are primarily focused on financial planning services along with some ongoing accounting and corporate tax revenue. Since its inception, the Company has utilized funds from operations and borrowings to support operations and finance working capital requirements. As of March 31, 2005 the Company had $0.9 million in cash and cash equivalents and $0.9 million in marketable securities. PCS is subject to the SEC's Uniform Net Capital Rule 15c 3-1, which requires that PCS maintain minimum regulatory net capital of $100,000 and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed the greater of 15 to one. At March 31, 2005, the Company was in compliance with this regulation.

During the nine months ended March 31, 2005, the Company incurred a net loss of $0.5 million and at March 31, 2005 had a working capital deficit position of $13.3 million. At March 31, 2005 the Company had $0.9 million of cash and cash equivalents and $4.7 million of trade accounts receivables, net, to fund short-term working capital requirements.

The Company believes that it has been able to complete the necessary steps in order to meet its cash flow requirements throughout Fiscal 2005 and 2006, though due to the seasonality of the Company's business the Company may at times employ short-term financing.

The Company's cash flow provided by operating activities totaled $0.3 million and $0.2 million for the nine months ended March, 2005 and 2004, respectively. Net cash provided by operating activities increased in the first nine months of 2005 compared with the first nine months of 2004 mostly due to improvements in working capital requirements in 2005.

Net cash used in investing activities totaled $0.08 million for the nine months ended March 31, 2005, as compared to net cash provided by investing activities of $4.3 million for the nine months ended March 31, 2004. This year over year decrease is primarily due to the sale of discontinued operations in 2004, as well as increased capital expenditures and contingent payments related to prior acquisitions, partially offset by the proceeds from the sale of a building.

Net cash provided by financing activities totaled $0.1 million for the nine months ended March 31, 2005, as compared to net cash used of $4.4 million for the nine months ended March 31, 2004. This year over year increase in net cash provided is primarily due to lower payments of bank loans in 2005 compared to 2004.

Prime Partners has made various loans to the Company at an interest rate of 10%. On March 31, 2005 the Company owed Prime Partners $0.7 million. Michael Ryan, the Company's President, is a director, the President and one of the major shareholders of Prime Partners.

The Company believes that it has completed the necessary steps to meet its cash flow requirements for the years ending June 30, 2005 and 2006, though due to the seasonality of the Company's business the Company may at times employ short term financing. See Note 1(d) of Notes to Consolidated Financial Statements included in the 2004 10-K/A for a discussion of the Company's liquidity and cash flow and
Note 7 of Notes to Consolidated Financial Statements included in the 2004 10-K/A for a discussion of the Company's debt.

If the Company does not comply with the financial covenants and other obligations in its loan agreements relating to the Wachovia, Travelers or Rappaport loans, and such lenders elected to pursue their available remedies, the Company's operations and liquidity would be materially adversely affected and the Company could be forced to cease operations. The Company has retained a financial advisor to assist the Company in further discussions with its lenders. The financial advisor was involved in the Company's discussions with Wachovia that resulted in the Amendment No. 3 described above. There can be no guarantee, however, that the lenders will agree to terms in the future that are more favorable to the Company than the current arrangements with the lenders.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The table below summarizes the Company's contractual obligations for the five years subsequent to March 31, 2005 and thereafter. The amounts represent the maximum future cash contractual obligations.

Contractual Obligations and Commercial Commitments

                                                                     Payment Due by Period

                                                                            2006 to          2008 to          After
Contractual Obligations                     Total            2005             2007             2009            2010
                                        -------------------------------------------------------------------------------
Debt                                    $ 9,541,599      $ 7,043,630      $ 1,828,612      $   637,463      $    31,894

Operating Leases                          5,566,035          665,294        3,093,775        1,193,956          613,010

Capital Leases                              366,856           65,715          220,531           74,860            5,750
                                        -------------------------------------------------------------------------------
Total contractual cash obligations      $15,474,490      $ 7,774,639      $ 5,142,918      $ 1,906,279      $   650,654
                                        ===============================================================================

Pursuant to Amendment No. 3 with Wachovia, the amortization schedule for the Wachovia Loan was extended by approximately 16 months and the Maturity Date was extended to March 10, 2008. Under Amendment No. 3, the Company will pay Wachovia principal on the Loan of $66,205.42 monthly, plus interest.

In connection with the sale of offices to Pinnacle, all operating leases associated with the sold offices were assigned to Pinnacle, but the Company remains liable on the leases. Aggregate operating lease commitment amounts included in the table above with respect to the leases assigned to Pinnacle in November 2002 are $0.2 million, $0.3 million, and $0.1 million for the fiscal years ending June 30, 2005, 2006, and 2007, respectively. See Note 5 of Notes to the Consolidated Financial Statements in the 2004 10-K/A for a discussion of the sale to Pinnacle.

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

The delisting could make trading the Company's shares more difficult for investors, potentially leading to further declines in the share price. It would also make it more difficult for the Company to raise additional capital. Due to the delisting, the Company would also incur additional costs under state blue-sky laws if the Company were to sell equity.

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

ITEM 4. CONTROLS AND PROCEDURES

In performing its audit of our Consolidated Financial Statements for Fiscal 2004, our independent auditors, Radin Glass, notified our Board of Directors of several reportable conditions in internal controls under standards established by the American Institute of Certified Public Accountants. Reportable conditions involve matters coming to the attention of our auditors relating to significant deficiencies in the design or operation of internal controls that, in their judgment, could adversely affect our ability to record, process, summarize, and report financial data consistent with the assertions of management in the consolidated financial statements. Radin Glass stated that, while none of the items identified by them individually are individually a material weakness, the combined effect of these issues and the inability to produce timely and accurate financial statements is a material weakness.

Although Radin Glass noted significant improvements in the structure of the accounting department, and designed its audit procedures to address the matters described below in order to obtain reasonable assurance that the financial statements are free of material misstatement and to issue an unqualified audit report, certain of the internal control deficiencies noted by Radin Glass had been noted in their internal control letter regarding the Company's Consolidated Financial Statements for Fiscal 2003.

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

The Company has assigned a high priority to the remediation of the reportable conditions, has hired a new General Counsel, is seeking additional independent directors, has hired additional staff in the finance department, including a Controller, and will implement enhanced procedures to accelerate improvement of the internal controls.

A material weakness is defined as a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. While the Company did implement specific changes in its internal controls during the fourth quarter of Fiscal 2004, such as improvement in recording commissions earned and tax return billings, and regulatory filings are now being filed within the prescribed due dates, such improvements were partially offset by declines in other areas.

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

The Company has carried out an evaluation under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Accounting Officer, of the disclosure controls and procedures of the Company as defined in Exchange Act Rule 13(a)-15(e). In designing and evaluating disclosure controls and procedures, the Company and its management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. The Chief Executive Officer and the Chief Accounting Officer have determined that the Company will further enhance its disclosure controls and procedures and that, except for the matters noted by Radin Glass, and taking into account the steps taken and to be taken to address the matters described above, such disclosure controls and procedures will provide a reasonable level of assurance that management will be adequately, effectively and timely alerted to material information required to be included in the Company's periodic SEC reports.

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

Except as described above, no change occurred in the Company's internal controls concerning financial reporting during the quarter ended March 31, 2005 that has materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

The Company and PCS are defendants and respondents in lawsuits and NASD arbitrations in the ordinary course of business. On March 31, 2005, there were 38 pending lawsuits and arbitrations, of which 21 were against PCS and/or its registered representatives. Management accrued $778,612 as a reserve for potential settlements, judgments and awards. PCS has errors & omissions coverage that will cover a portion of such matters. In addition, under the PCS registered representatives contract, each registered representative is responsible for covering costs in connection with these claims. The Company does not believe that these lawsuits and arbitrations will have a material effect on its consolidated financial position.

On February 4, 2004, the Company was served with a Summons and a Shareholder's Class Action and Derivative Complaint with the following caption: "Gary Kosseff, Plaintiff, against James Ciocia, Thomas Povinelli, Michael P. Ryan, Kathryn Travis, Seth A. Akabas, Louis P. Karol, Edward H. Cohen, Steven Gilbert and Doreen Biebusch, Defendants and Gilman & Ciocia, Inc., Nominal Defendant". The action was filed in the Court of Chancery of the State of Delaware in and for New Castle County under Civil Action No. 188-N. The Company believes that the allegations contained in the lawsuit are without merit and the Company intends to contest the lawsuit vigorously. The nature of the action is that the Company, its Board of Directors and its management, breached their fiduciary duty of loyalty in connection with the sale of the offices to Pinnacle. The action alleges that the sale to Pinnacle was for inadequate consideration and without a fairness opinion by independent financial advisors, without independent legal advice and without a thorough evaluation and vote by an independent committee of the Board of Directors. The action prays for the following relief: a declaration that the Company, its Board of Directors and its management breached their fiduciary duty and other duties to the plaintiff and to the other members of the purported class; a rescission of the Asset Purchase Agreement; unspecified monetary damages; and an award to the plaintiff of costs and disbursements, including reasonable legal, expert and accountants fees. On March 15, 2004, counsel for the Company and for all defendants filed a motion to dismiss the lawsuit. On June 18, 2004, counsel for the plaintiff filed an Amended Complaint. On July 12, 2004, counsel for the Company and for all defendants filed a motion to dismiss the Amended Complaint. On October 27, 2004, counsel for the plaintiff filed a memorandum of law in opposition to defendant's motion to dismiss the Amended Complaint. On March 8, 2005, oral argument was heard on the motion to dismiss, and the Court Chancery is currently considering the motion.

SEC Investigation

The Company is the subject of a formal investigation by the SEC. The investigation concerns, among other things, the restatement of the Company's financial results for the fiscal year ended June 30, 2001 and the fiscal quarters ended March 31, 2001 and December 31, 2001 (which have been previously disclosed in the Company's amended quarterly and annual reports for such periods), the Company's delay in filing its Form 10-K for Fiscal 2002 and 2003, the Company's delay in filing its Form 10-Q for the quarter ended September 30, 2002 and the Company's past accounting and recordkeeping practices. The Company had previously received informal, non-public inquiries from the SEC regarding certain of these matters. The Company and its executives have complied fully with the SEC's investigation and will continue to comply fully. The Company does not believe that the investigation will have a material effect on its consolidated financial position.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 30, 2005, the Company issued 45,000 shares of common stock to Rappaport pursuant to Section 4(2) of the Securities Act. The shares were issued as part of a penalty for nonpayment on the Rappaport Loan, and the Company received no proceeds in connection therewith.

During the quarter ended March 31, 2005, no purchases were made by or on behalf of the Company or any "affiliated purchaser" (as described in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934) of any of the Company's registered equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See Note 6 to Notes to Consolidated Financial Statements herein and Note 9 of Notes to Consolidated Financial Statements in the 2004 10-K/A.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its last meeting of shareholders on December 14, 2001.

ITEM 5. OTHER INFORMATION

On or about October 21, 2004, the Company's broker-dealer subsidiary, PCS, received a letter from the Boston District Office of the NASD (the "Office") with respect to the Office's 2002 and 2003 examinations of PCS. The letter stated that with respect to the periods examined the Office had found that PCS had failed to fully comply with certain NASD Conduct Rules. PCS has conducted a review of the letter and its findings, and submitted a response to the Office. The Office has subsequently advised PCS that it proposes a settlement in the matter in the amount of a $200,000 monetary penalty, plus reimbursement to certain PCS customers in an amount that cannot at this time be ascertained by PCS, but which amount PCS believes will not be material. PCS anticipates that a portion of any amounts it pays out in reimbursements will be recovered from certain of its registered representatives. PCS does not concur with certain findings of the Office and will continue to discuss the matter with the Office to reach a final solution.

On May 20, 2005, the Board of Directors approved agreements with Steven J. Gilbert, a director of the Company, and Christopher Kelly, General Counsel of the Company. Mr. Gilbert's agreement relates to his work as an employee of the Company. See Exhibits 10.1 and 10.2 herewith.

Item 6. EXHIBITS

(a) Exhibits:

10.1 Agreement with Christopher Kelly

10.2 Agreement with Steven J. Gilbert

31.1 Rule 13a-14(a) Certification of Chief Executive Officer.

31.2 Rule 13a-14(a) Certification of Chief Accounting Officer.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GILMAN + CIOCIA, INC.


Dated: May 23, 2005                     By: /s/ Michael P. Ryan
                                            Chief Executive Officer


Dated: May 23, 2005                     By: /s/ Dennis Conroy
                                            Chief Accounting Officer