Form 10-K
period 2005-06-30
GILMAN & CIOCIA INC
filed 2005-09-28
CIK 914142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2005


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

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

                                 (845) 486-0900
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Stock, par value $.01 per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes |_| No |X|

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes |_| No |X|

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of June 30, 2005 was $2,673,082 based on a sale price of $0.43.

As of September 25, 2005, 9,128,038 shares of the registrant's common stock, $0.01 par value, were outstanding.

                              GILMAN + CIOCIA, INC.

                               REPORT ON FORM 10-K

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2005

                                TABLE OF CONTENTS

PART I

Item 1.  Description of Business................................................................................................  3
Item 2.  Properties.............................................................................................................  15
Item 3.  Legal Proceedings......................................................................................................  15
Item 4.  Submission of Matters to a Vote of Security Holders....................................................................  17

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities...........  17
Item 6.  Selected Financial Data................................................................................................  18
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................................  20
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.............................................................  31
Item 8.  Financial Statements and Supplementary Data............................................................................  31
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................  57
Item 9A. Controls and Procedures ...............................................................................................  57
Item 9B. Other Information......................................................................................................  59

PART III

Item 10. Directors and Executive Officers of the Registrant.....................................................................  59
Item 11. Executive Compensation.................................................................................................  60
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ........................  62
Item 13. Certain Relationships and Related Transactions.........................................................................  65
Item 14. Principal Accounting Fees and Services ................................................................................  65

PART IV

Item 15. Exhibits, Financial Statement Schedules................................................................................  65

SIGNATURES......................................................................................................................  67

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Gilman + Ciocia, Inc. (together with its wholly owned subsidiaries, the "Company") is a corporation that was organized in 1981 under the laws of the State of New York and reincorporated under the laws of the State of Delaware in 1993. The Company provides federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets, and financial planning services, including securities brokerage, insurance and mortgage agency services. In Fiscal 2005*, approximately 88.0% of the Company's revenues were derived from commissions on financial planning services and approximately 12.0% were derived from fees for tax preparation services. As of June 30, 2005, the Company had 35 offices operating in five states (New York, New Jersey, Connecticut, Florida and Colorado). In August 2005 the Company sold its office in Colorado.

The Company provides financial planning services through both its 35 Company owned offices and through independently owned and operated financial planning offices. The Company office financial planning clients generally are introduced to the Company through the Company's tax return preparation services and educational workshops. The Company believes that its tax return preparation business is inextricably intertwined with its financial planning activities in the Company offices. The independent offices use a variety of marketing tools to attract new clients. Future profitability will come from the two channels leveraging off each other, improving client base retention and growth.

All of the Company's financial planners are employees or independent contractors of the Company and registered representatives of Prime Capital Services, Inc. ("PCS"), a wholly owned subsidiary of the Company. PCS conducts a securities brokerage business providing regulatory oversight and products and sales support to its registered representatives, who provide investment products and services to their clients. PCS earns a share of commissions from the services that the financial planners provide to their clients in transactions for securities, insurance and related products. PCS is a registered securities broker-dealer with the Securities and Exchange Commission ("SEC") and a member of the National Association of Securities Dealers, Inc. ("NASD"). The Company also has a wholly owned subsidiary, Asset & Financial Planning, Ltd. ("AFP"), which is registered with the SEC as an investment advisor. Almost all of the financial planners are also authorized agents of insurance underwriters. The Company is also a licensed mortgage broker. As a result, the Company also earns revenues from commissions for acting as an insurance agent and a mortgage broker. The Company has the capability of processing insurance business through Prime Financial Services, Inc. ("PFS"), its wholly owned subsidiary, which is a licensed insurance broker, as well as through other licensed insurance brokers.

A majority of the financial planners located in Company offices are also tax preparers. The Company's tax preparation business is conducted predominantly in February, March and April. During the tax season, the Company significantly increases the number of employees involved in tax preparation. During the 2005 tax season, the Company prepared approximately 26,000 United States tax returns.

The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K can be obtained, free of charge, on the Company's web site at www.gilcio.com.

In Fiscal 2005, the Company had total revenues from continuing operations of $56.1 million representing a decrease of $3.8 million from total revenues from continuing operations in Fiscal 2004. For Fiscal 2005, the Company had a net loss of $1.8 million, and a loss from continuing operations before other income and expense of $1.2 million. For Fiscal 2004, the Company had net income of $5.1 million and a loss from continuing operations before other income and expense of $2,685, primarily relating to the gain on disposal of discontinued operations of $6.2 million. At June 30, 2005, the Company had a working capital deficit of $13.8 million. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data".

* Fiscal years are denominated by the year in which they end. Accordingly, Fiscal 2005 refers to the year ended June 30, 2005.

In January 2004, subsequent to the filing of the 10-K for the year ended June 30, 2003, management discovered and informed the auditors that revenues and related commission expenses for asset management services, billed and incurred in the quarter ended September 30, 2003, for services to be rendered in that quarter, had been recorded as of June 30, 2003. Further, it was ascertained that this error in revenue and expense recognition had been occurring since the 1999 acquisition of AFP and had gone undetected for four years. The receivables and commissions originally prematurely recorded at each quarter end were received and paid by the Company during the subsequent quarter. As the error applied to both beginning and ending balances of each quarter, the effect on any individual quarter was immaterial. As a result, the financial statements for the three years ended June 30, 2003 (including Fiscal 2001) have been restated to correct the timing error and the related accrual for commission liabilities relating to asset management services.

During the first quarter of Fiscal 2003, the Company sold to Pinnacle Taxx Advisors, LLC ("Pinnacle", an entity controlled by former executives of the Company) 47 offices ("Pinnacle Purchased Offices") and all tangible and intangible net assets associated with such offices, and Pinnacle assumed certain liabilities, which were associated with the operations of the Pinnacle Purchased Offices, together representing approximately $17.7 million, or approximately 18.0% of the Company's annual revenue for Fiscal 2002. See Note 3 to Notes to Consolidated Financial Statements for a discussion of the Pinnacle transaction, the settlement of disputes arising in connection therewith and certain contingent responsibilities of the Company for equipment and real estate leases (for an aggregate of $1.8 million) assumed by Pinnacle. During Fiscal 2003 and Fiscal 2004, the Company also sold two subsidiaries and 16 additional offices. The Company recognized a gain of $6.2 million on the sale of these offices in Fiscal 2004. The results of operations associated with the sold offices have been reclassified and are separately presented for all reporting periods as discontinued operations in the accompanying statements of operations.

REGULATORY AND LEGAL MATTERS

The Company is the subject of a formal investigation by the SEC, which commenced in March 2003. The investigation concerns, among other things, a restatement of the Company's financial results for Fiscal 2001, and the fiscal quarters ended March 31, 2001 and December 31, 2001, the Company's delay in making certain SEC filings and the Company's past accounting and recordkeeping practices. The Company does not believe that the investigation will have a material effect on the Company's Consolidated Financial Statements.

On February 4, 2004, the Company was served with a Summons and a Shareholder's Class Action and Derivative Complaint with the following caption: "Gary Kosseff, Plaintiff, against James Ciocia, Thomas Povinelli, Michael Ryan, Kathryn Travis, Seth A. Akabas, Louis P. Karol, Edward H. Cohen, Steven Gilbert and Doreen Biebusch, Defendants and Gilman & Ciocia, Inc., Nominal Defendant". While the Company will vigorously defend itself in this matter, there can be no assurance that this lawsuit will not have a material adverse impact on its financial position.

See Item 3. "Legal Proceedings", and Note 11 to Notes to Consolidated Financial Statements for a discussion of the SEC investigation and litigation pending against the Company.

Subsequent to an NASD examination of PCS, the NASD on August 12, 2005 accepted a Letter of Acceptance, Waiver and Consent ("AWC") submitted by PCS, in which PCS agreed to be censured and fined $200,000, and to recompense certain customers of PCS who purchased mutual fund "B" shares. Without admitting or denying the alleged violations, PCS agreed to the findings by the NASD that certain supervisory deficiencies existed between June 2002 and July 2003. The acceptance of the AWC concludes the matter.

On September 6, 2005, the Company received an informal inquiry from the SEC regarding variable annuity sales by the Company's registered representatives during the period January 1, 2002 through August 1, 2005. The Company will cooperate fully with the SEC in connection with this informal inquiry. Management believes that a number of other broker-dealers have received similar informal inquiries. The Company cannot predict whether the SEC will take any enforcement action against the Company based on the variable annuity sales practices of the Company.

DEBT DEFAULTS

During Fiscal 2005, 2004 and 2003 the Company was in default of certain covenants under its $7.0 million term loan/revolving letter of credit financing with Wachovia Bank, National Association ("Wachovia"), of its $5.0 million distribution financing with Travelers Insurance Company ("Travelers") and of its $1.0 million loan with Rappaport Gamma Limited Partnership ("Rappaport").

As a result of a number of defaults under its agreements with Wachovia, on November 27, 2002 the Company entered into a debt forbearance agreement with Wachovia and subsequently amended the debt forbearance agreement as of June 18, 2003, March 4, 2004 and March 1, 2005. Another of its lenders, Travelers, has claimed several defaults under its distribution financing agreement, but acknowledged that it was subject to the terms of a subordination agreement with Wachovia (the "Subordination Agreement"), which restricts the remedies it can pursue against the Company. The Company's debt to Rappaport (the "Rappaport Loan") was due on October 30, 2002. The Rappaport Loan is subordinated to the Wachovia loan. The Rappaport Loan was sold to a group of Company management and employees (the "Purchasing Group") on April 29, 2005. The members of the Purchasing Group include Prime Partners, Inc. ("Prime Partners"), a corporation controlled by Michael Ryan, the President and Chief Executive Officer and a director of the Company, James Ciocia, the Chairman of the Company, Christopher Kelly, the General Counsel of the Company, Kathryn Travis, the Secretary and a director of the Company, Dennis Conroy, the Chief Accounting Officer of the Company, Ted Finkelstein, the Assistant General Counsel of the Company, and certain other Company employees. The Purchasing Group has agreed to reduce the principal balance of the Rappaport Loan from $1.0 million to $0.8 million and extend the maturity date to April 29, 2009. Pursuant to the terms of the Rappaport Loan, the Purchasing Group, as holders of the Rappaport Loan, are entitled to receive, in the aggregate, as interest, 15,000 shares of the Company's common stock monthly while the debt remains unpaid. As a result of these defaults, the Company's debt as to those lenders has been classified as current liabilities on its financial statements. Upon the purchase of the Rappaport Loan by the Purchasing Group, however, the Rappaport Loan was reclassified as a related transaction. See Note 9 to Notes to Consolidated Financial Statement for a discussion of the Company's debt.

STRATEGY

Over the last three fiscal years the Company has operated under financial limitations. The Company had a working capital deficit of $13.8 million at June 30, 2005 and recorded a loss from continuing operations for each of such fiscal years. See Item 6. "Selected Consolidated Financial Data".

The Company has shown losses for a variety of reasons including legacy issues that include high cost structures for both the home and field offices, the costs of abandoned leases, significant amounts of legacy litigation and various accounting issues. The Company has also suffered increased regulatory costs, and downward pressure on commission levels. The Company has addressed its condition through among other things, selling assets to raise cash, cutting operating expenses, retaining existing registered representatives and borrowing from Prime Partners, an affiliate of Michael Ryan, the President and Chief Executive Officer and a director of the Company.

However, the Company no longer has significant assets to sell and is unable to generate further cost savings without adversely impacting revenue and profitability. There is also no guarantee that Prime Partners will be willing or able to provide additional loans to the Company for working capital purposes. Currently, the Company is focusing on building revenues through a recently initiated registered representative recruiting program, increasing its reserves and initiating discussions with its lenders to renegotiate its financing arrangements. The Company has retained a financial advisor to assist the Company in such discussions. There can be no guarantee, however, that the Company will be able to successfully implement its strategy, and in particular, there can be no guarantee that the Company's lenders will agree to terms in the future that are more favorable to the Company than the current arrangements with the lenders. See also "Risk Factors" below.

TAX RETURN PREPARATION

The Company prepares federal, state and local income tax returns for individuals, predominantly in the middle and upper income tax brackets. The United States Internal Revenue Service (the "IRS") reported that more than 190 million individual 2005 federal income tax returns were filed in the United States through June 30, 2005. According to the IRS, a paid preparer completes approximately 50% of the tax returns filed in the United States each year. Among paid preparers, H&R Block, Inc. ("H&R Block") dominates the low-cost tax preparation business with approximately 10,000 offices located throughout the United States. According to information released by H&R Block, H&R Block prepared an aggregate of approximately 18 million United States tax returns during the 2005 tax season. During the 2005 tax season, the Company prepared approximately 26,000 United States tax returns through 30 of its offices. The tax preparation industry is highly fragmented and includes regional tax preparation services, accountants, attorneys, small independently owned companies, and financial service institutions that prepare tax returns as ancillary parts of their business. The ability to compete in this market depends in large part on the location of the tax preparation office, local competition, local economic conditions, quality of on-site office management and the Company's ability to file tax returns electronically with the IRS.

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

The Company believes that it offers clients a cost effective tax preparation service compared to services provided by accountants and tax attorneys and many independent tax preparers. The Company's volume allows it to provide uniform service at competitive prices. In addition, as compared to certain of its competitors that are open only during tax season, all of the Company's offices are open year round due to the demand for financial planning services. As a result, the Company has avoided opening offices specifically for the tax season and closing them after the peak period.

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

TAX PREPARERS

The Company's tax preparation business is conducted predominantly in the months of February, March and April, when most individuals prepare their federal, state and local income tax returns. During the tax season, the Company typically increases the number of employees involved in the tax return channel of its business by over 100 employees. Almost all of the Company's professional tax preparers have tax preparation experience and the Company has specifically trained and tested each one to meet the required level of expertise to properly prepare tax returns. A large percentage of the Company's seasonal employees, return in the next year. The Company is required to file its own corporate tax return on a timely basis in order to be able to file returns electronically for its clients. The Company has obtained an extension of time until March 2006 to file its return for the year ended June 30, 2005. If it is not filed by March 2006, the Company may be unable to file electronically for its clients, which would materially adversely affect the Company's tax preparation business.

The Company's tax preparers are generally not certified public accountants. Therefore, they are limited in the representation that they can provide to clients of the Company in the event of an audit by the IRS. Only an attorney, a certified public accountant or a person specifically enrolled to practice before the IRS can represent a taxpayer in an audit.

POTENTIAL LIABILITIES

The Company's tax preparation business subjects it to potential civil liabilities under the Internal Revenue Code for knowingly preparing a false return or not complying with all applicable laws and regulations relating to preparing tax returns. Although the Company believes that it complies with all applicable laws and regulations in all material respects, no assurance can be given that the Company will not incur any material fines or penalties. In addition, the Company does not maintain professional liability or malpractice insurance policies for its tax preparation business. No assurance can be given that the Company will not be subject to professional liability or malpractice suits. The Company has never incurred any material fines or penalties from the IRS and has never been the subject of a malpractice lawsuit.

FINANCIAL PLANNING

The Company provides financial planning services, including securities brokerage, insurance and annuity brokerage and mortgage agency services, to individuals, predominantly in the middle and upper income tax brackets. While preparing tax returns, clients often consider other aspects of their financial needs, such as insurance, investments, retirement and estate planning. To capitalize on this situation, the Company offers every client the opportunity to complete a questionnaire that discloses information on his or her financial situation. Financial planners subsequently review these questionnaires and evaluate whether the client may benefit from financial planning services. Upon request, the client is then introduced to a financial planner. The IRS prohibits tax preparers from using information on a taxpayer's tax return for certain purposes involved in the solicitation of other business from such taxpayer without the consent of such taxpayer. The Company complies with all applicable IRS regulations. Most middle and upper income individuals require a variety of financial planning services. If the client seeks insurance or annuity products in connection with the creation of a financial plan, he or she is referred to a financial planner employed by the Company who is also an authorized agent of an insurance underwriter. If the client seeks mutual fund products or other securities for investment, he or she is referred to a financial planner employed by the Company who is also a registered representative of PCS.

A majority of the Company's financial planners are also tax preparers. Approximately 5,200 securities broker-dealers are registered in the United States, some of which provide financial planning services similar to those offered by the Company. A large number of these professionals are affiliated with larger financial industry firms. The remaining portion of the financial planning industry is highly fragmented with services provided by certified financial planners, stockbrokers and accountants.

Relationship with Securities Broker-Dealer

All of the Company's financial planners are registered representatives of PCS, a wholly owned subsidiary of the Company. PCS conducts a securities brokerage business providing regulatory oversight and products and sales support to its registered representatives, who provide investment products and services to their clients. PCS is a registered securities broker-dealer with the SEC and a member of the NASD.

To become a registered representative, a person must pass one or more of a series of qualifying exams administered by the NASD that test the person's knowledge of securities and related regulations. Thereafter, PCS supervises the registered representatives with regard to all regulatory matters. In addition to certain mandatory background checks required by the NASD, the Company also requires that each registered representative respond in writing to a background questionnaire. PCS has been able to recruit and retain experienced and productive registered representatives who seek to establish and maintain personal relationships with their clients. The Company believes that continuing to add experienced, highly productive registered representatives is an integral part of its growth strategy. If clients of the Company inquire about the acquisition or sale of investment securities, they are directed to a registered representative. The registered representatives are able to effect transactions in such securities at the request of clients and retain a certain percentage of the commissions earned on such transactions. All security transactions are introduced and cleared on a fully disclosed basis through a clearinghouse broker that is a member of the New York Stock Exchange (the "NYSE"); in the case of PCS, National Financial Services, LLC, which is a wholly owned subsidiary of Fidelity Investments. About 90.0% of the securities transactions handled by registered representatives of PCS involve mutual funds and variable annuities.

Relationship with Authorized Agents of Insurance Underwriters

Certain of the Company's financial planners are also authorized agents of insurance underwriters. If clients of the Company inquire about insurance products, they are directed to one of these authorized agents. These agents are able, through several insurance underwriters, to sell insurance products to clients and are paid a certain percentage of the commissions earned on such sales. The Company's wholly owned subsidiary, PFS, is an authorized insurance agent in approximately 40 states.

REGULATION (COMPLIANCE AND MONITORING)

PCS and the securities industry in general, are subject to extensive regulation in the United States at both the federal and state levels, as well as by self-regulatory organizations ("SRO's") such as the NASD.

The SEC is the federal agency primarily responsible for the regulation of broker-dealers and investment advisers doing business in the United States. PCS is registered as a broker-dealer with the SEC. Certain aspects of broker-dealer regulation have been delegated to securities industry SRO's, principally the NASD and NYSE. These SRO's adopt rules (subject to SEC approval) that govern the industry, and, along with the SEC, conduct periodic examinations of the operations of PCS. PCS is a member of the NASD. The Board of Governors of the Federal Reserve System promulgates regulations applicable to securities credit transactions involving broker-dealers. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business.

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

Additional legislation, changes in rules promulgated by the SEC, state regulatory authorities or SRO's, or changes in the interpretation or enforcement of existing laws and rules may directly affect the mode of operation and profitability of broker-dealers. The SEC, SRO's and state securities commissions may conduct administrative proceedings that can result in censure, fines, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulating and disciplining broker-dealers is for the protection of customers and the securities markets, not the protection of creditors or shareholders of broker-dealers.

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

LENDING SERVICES

The Company is a registered mortgage broker and offers financing for practice acquisitions, equipment leasing and residential and commercial mortgages. The Company does not finance these products, but merely acts as a broker. The Company markets these services along side its financial products to existing clients, and the Company is actively seeking to expand its sales force of representatives for these products in its key markets. However, rising interest rates may hinder the Company's ability to grow revenue from these products.

MARKETING

The Company markets its services principally through direct mail, promotions and seminars. The majority of clients in each office return to the Company for tax preparation services during the following year.

Direct Mail

Each year, prior to and during the tax season when individuals file federal, state and local income tax returns, the Company sends direct mail advertisements to residences in the area surrounding the Company's offices. The direct mail advertising solicits business principally for the Company's tax preparation services. A large majority of the Company's new clients each year are first introduced to the Company through its direct mail advertising.

Seminars

The Company supports its registered representatives by advertising their local financial planning seminars. At these seminars, prospective new clients can learn about a wide variety of investment products and tax planning opportunities.

Online

The Company currently has a web site on the Internet at http://www.gilcio.com for Company information, including financial information and the latest news releases.

Other Marketing

The Company also prints and distributes brochures, flyers and newsletters about its services, and advertises in newspapers, on the radio and on billboards on highways and on commuter trains.

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

ACQUISITIONS

The Company's current strategy is to actively pursue acquisitions of small tax preparation and accounting firms.

COMPETITION

Competitors include companies specializing in income tax preparation as well as companies that provide general financial services. Many of these competitors, in the tax preparation field, including H&R Block and Jackson Hewitt Tax Service ("Jackson Hewitt"), and many well-known brokerage and insurance firms in the financial services field have significantly greater financial and other resources than the Company. The Company is also subject to competition from local and regional tax preparation firms. In addition, an increasing number of taxpayers are using software programs to prepare their own income tax returns, and filing them electronically with the IRS.

In addition, the Company may suffer from competition from departing employees and financial planners. Although the Company attempts to restrict such competition contractually, as a practical matter enforcement of contractual provisions prohibiting small scale competition by individuals is difficult. The Company's success in managing the expansion of its business depends in large part upon its ability to hire, train, and supervise seasonal personnel. If this labor pool is reduced, or if the Company is required to provide its employees higher wages or more extensive and costly benefits due to competitive reasons, the expenses associated with the Company's operations could be substantially increased without the Company receiving offsetting increases in revenues.

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

EMPLOYEES

As of June 30, 2005, the Company employed 297 persons on a full-time, full-year basis, including five officers. During tax season, the Company typically employs over 100 seasonal employees who do only tax preparation or provide support functions. The minimum requirements for a tax preparer at the Company are generally some tax preparation experience and a passing grade on an examination given by the Company. More than half of the Company's full-year tax preparers are also registered representatives with PCS.

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

RISK FACTORS

Significant Deficiencies in Internal Controls Over Financial Reporting; Increased Compliance Expense

The Company has been advised by Radin Glass & Co., LLP ("Radin Glass") of the existence of certain reportable conditions involving significant deficiencies in the design and operation of the Company's internal controls over financial reporting that could adversely affect the Company's ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. Although none of these conditions individually constitutes a material weakness, collectively, these deficiencies and the Company's inability to produce timely accurate financial statements is a material weakness. A material weakness is defined as a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and newly enacted SEC regulations have created additional compliance requirements for companies such as ours. We are committed to maintaining high standards of internal controls over financial reporting, corporate governance and public disclosure. As a result, we intend to invest appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. See Item 9A."Controls and Procedures."

Working Capital

The Company has been operating with low levels of capital during recent periods. While the Company itself is not subject to any minimum capital requirement, it requires working capital to pay salaries, pay vendors, including landlords, and otherwise operate its business. At June 30, 2005 the Company had a working capital deficit of $13.8 million and the Company has regularly been forced to borrow from Prime Partners, an affiliate of Michael Ryan, the President and Chief Executive Officer and director of the Company, to pay its obligations. In Fiscal 2005, Prime Partners extended short-term loans to the Company in the aggregate amount of $1.5 million for working capital purposes. At June 30, 2005, the Company owed Prime Partners $0.7 million. In July and August 2005, Prime Partners loaned the Company an additional $0.2 million.

Financial Planning Litigation and Arbitration

If the Company were to be found liable to clients for misconduct alleged in civil proceedings, the Company's operations may be adversely affected. Many aspects of the Company's business involve substantial risks of liability. There has been an increase in litigation and arbitration within the securities industry in recent years, including class action suits seeking substantial damages. Broker-dealers such as PCS are subject to claims by dissatisfied clients, including claims alleging they were damaged by improper sales practices such as unauthorized trading, churning, sale of unsuitable securities, use of false or misleading statements in the sale of securities, mismanagement and breach of fiduciary duty. Broker-dealers may be liable for the unauthorized acts of their retail brokers and independent contractors if they fail to adequately supervise their conduct. PCS is currently a defendant/respondent in numerous such proceedings. It should be noted, however, that PCS maintains securities broker-dealer's professional liability insurance to insure against this risk, but the insurance policy contains a deductible (presently $50,000) and a cumulative cap on coverage (presently $3,000,000). In addition, certain activities engaged in by brokers may not be covered by such insurance. The adverse resolution of any legal proceedings involving the Company could have a material adverse effect on its business, financial condition, and results of operations or cash flows.

Delisting of Company Shares

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

General Business Risks

If the financial planners that the Company presently employs or recruits do not perform successfully, the Company's operations may be adversely affected. The Company plans to continue to expand in the area of financial planning, by expanding the business of presently employed financial planners and by recruiting additional financial planners. The Company's revenue growth will in large part depend upon the expansion of existing business and the successful integration and profitability of the recruited financial planners. The Company's growth will also depend on the successful operation of independent financial planners who are recruited to join the Company. The financial planning channel of the Company's business has generated an increasing portion of the Company's revenues during the past few years, and if such channel does not continue to be successful, the Company's revenue may not increase.

The Consolidated Financial Statements do not include any adjustments that might result due to these events or from the uncertainties of a shift in the Company's business.

The Company may choose to open new offices. When the Company opens a new office, the Company incurs significant expenses to build out the office and to purchase furniture, equipment and supplies. The Company has found that a new office usually suffers a loss in its first year of operation, shows no material profit or loss in its second year of operation and does not attain profitability, if ever, until its third year of operation. Therefore, the Company's operating results could be materially adversely affected in any year that the Company opens a significant number of new offices. If the financial markets deteriorate, the Company's financial planning channel will suffer decreased revenues. The Company's revenue and profitability may be adversely affected by declines in the volume of securities transactions and in market liquidity, which generally result in lower revenues from trading activities and commissions. Lower securities price levels may also result in a reduced volume of transactions as well as losses from declines in the market value of securities held in trading, investment and underwriting positions. In periods of low volume, the fixed nature of certain expenses, including salaries and benefits, computer hardware and software costs, communications expenses and office leases, will adversely affect profitability. Sudden sharp declines in market values of securities and the failure of issuers and counterparts to perform their obligations can result in illiquid markets in which the Company may incur losses in its principal trading and market making activities.

Dependence on Technology Software and Systems

As an information-financial services company with a subsidiary broker dealer, the Company is greatly dependent on technology software and systems and on the Internet to maintain customer records, effect securities transactions and prepare and file tax returns. In the event that there is an interruption to the systems due to internal systems failure or from an external threat, including terrorist attacks, fire and extreme weather conditions, the Company's ability to prepare and file tax returns and to process financial transactions could be affected. The Company has offsite backup, redundant and remote failsafe systems in place to safeguard against these threats but there can be no assurance that such systems will be effective to prevent malfunction and adverse effects on operation.

Competition from Other Companies

If competitors in the industry began to encroach upon the Company's market share, the Company's operations may be adversely affected. The income tax preparation and financial planning services industries are highly competitive. The Company's competitors include companies specializing in income tax preparation as well as companies that provide general financial services. The Company's principal competitors are H&R Block and Jackson Hewitt in the tax preparation field and many well-known national brokerage and insurance firms in the financial services field. Many of these competitors have larger market shares and significantly greater financial and other resources than the Company. The Company may not be able to compete successfully with such competitors. Competition could cause the Company to lose existing clients, slow the growth rate of new clients and increase advertising expenditures, all of which could have a material adverse effect on the Company's business or operating results.

Competition from Departing Employees

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

Departure of Key Personnel

If any of the Company's key personnel were to leave its employ, the Company's operations may be adversely affected. The Company believes that its ability to successfully implement its business strategy and operate profitably depends on the continued employment of James Ciocia, its Chairman of the Board, Michael Ryan, its President and Chief Executive Officer, Christopher Kelly, its General Counsel, Kathryn Travis, its Secretary, Carole Enisman, its Executive Vice President of Operations, and Dennis Conroy, its Chief Accounting Officer. Michael Ryan and Carole Enisman are married. If any of these individuals become unable or unwilling to continue in his or her present position, the Company's business and financial results could be materially adversely affected.

Tax Return Preparation Malpractice

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

Furthermore, the small percentage of CPA's or tax attorneys available to provide assistance and guidance to the Company's tax preparers may increase the risk of the improper preparation of tax returns by the Company. The improper preparation of tax returns could result in significant defense expenses and civil liability.

Loss of Trademarks

If the Company were to lose its trademarks or other proprietary rights, the Company could suffer decreased revenues. The Company believes that its trademarks and other proprietary rights are important to its success and its competitive position. The Company has registered its "Gilman + Ciocia" trademark. However, the actions taken by the Company to establish and protect its trademarks and other proprietary rights may be inadequate to prevent imitation of its services and products by others or to prevent others from claiming violations of their trademarks and proprietary rights by the Company. In addition, others may assert rights in the Company's trademarks and other proprietary rights. If the Company were to lose the exclusive right to its trademarks, its operations could be materially adversely affected.

Payment of Dividends

The Company's decision not to pay dividends could negatively impact the marketability of the Company's common stock. Since its initial public offering of securities in 1994, the Company has not paid dividends and it does not plan to pay dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to finance the growth of the Company. It is very likely that dividends will not be distributed in the near future, which may reduce the marketability of the Company's common stock.

Third Party Control

The ability of a third party to acquire control of the Company is made more difficult by the Company's classified board of directors, which would prevent a third party from immediately electing a new board of directors, and by the Company's ability to issue preferred stock without shareholder approval. These impediments to third party control could potentially adversely affect the price and liquidity of the Company's common stock.

Low Trading Volume

Low trading volume in the Company's common stock increases volatility, which could result in the impairment of the Company's ability to obtain equity financing. As a result, historical market prices may not be indicative of market prices in the future. In addition, the stock market has recently experienced extreme stock price and volume fluctuation. The Company's market price may be impacted by changes in earnings estimates by analysts, economic and other external factors and the seasonality of the Company's business. Fluctuations or decreases in the trading price of the common stock may adversely affect the stockholders' ability to buy and sell the common stock and the Company's ability to raise money in a future offering of common stock. The shares of the Company's common stock were delisted from The NASDAQ National Market in August 2002, and the market price of the Company's shares has dramatically declined since the delisting.

Restricted Common Stock

The release of various restrictions on the possible future sale of the Company's Common Stock may have an adverse affect on the market price of the common stock. Based on information received from the Company's transfer agent, that approximately 5.8 million shares of the common stock outstanding are "restricted securities" under Rule 144 of the Securities Act of 1933, as amended (the "Securities Act").

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

Securities Industry Rules

If a material risk inherent to the securities industry was to be realized, the value of the Company's common stock may decline. The securities industry, by its very nature, is subject to numerous and substantial risks, including the risk of declines in price level and volume of transactions, losses resulting from the ownership, trading or underwriting of securities, risks associated with principal activities, the failure of counterparties to meet commitments, customer, employee or issuer fraud risk, litigation, customer claims alleging improper sales practices, errors and misconduct by brokers, traders and other employees and agents (including unauthorized transactions by brokers), and errors and failure in connection with the processing of securities transactions. Many of these risks may increase in periods of market volatility or reduced liquidity. In addition, the amount and profitability of activities in the securities industry are affected by many national and international factors, including economic and political conditions, broad trends in industry and finance, level and volatility of interest rates, legislative and regulatory changes, currency values, inflation, and the availability of short-term and long-term funding and capital, all of which are beyond the control of the Company.

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

If new regulations are imposed on the securities industry, the operating results of the Company may be adversely affected. The SEC, the NASD, the NYSE and various other regulatory agencies have stringent rules with respect to the protection of customers and maintenance of specified levels of net capital by broker-dealers. The regulatory environment in which the Company operates is subject to change. The Company may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, the NASD, other U.S. governmental regulators or SRO's. The Company also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by the SEC, other federal and state governmental authorities and SRO's.

PCS is subject to periodic examination by the SEC, the NASD, SRO's and various state authorities. PCS sales practice operations, recordkeeping, supervisory procedures and financial position may be reviewed during such examinations to determine if they comply with the rules and regulations designed to protect customers and protect the solvency of broker-dealers. Examinations may result in the issuance of letters to PCS, noting perceived deficiencies and requesting PCS to take corrective action. Deficiencies could lead to further investigation and the possible institution of administrative proceedings, which may result in the issuance of an order imposing sanctions upon PCS and/or their personnel.

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

Financial Planning Litigation and Arbitration

If the Company were to be found liable to clients for misconduct alleged in civil proceedings, the Company's operations may be adversely affected. Many aspects of the Company's business involve substantial risks of liability. There has been an increase in litigation and arbitration within the securities industry in recent years, including class action suits seeking substantial damages. Broker-dealers such as PCS are subject to claims by dissatisfied clients, including claims alleging they were damaged by improper sales practices such as unauthorized trading, churning, sale of unsuitable securities, use of false or misleading statements in the sale of securities, mismanagement and breach of fiduciary duty. Broker-dealers may be liable for the unauthorized acts of their retail brokers and independent contractors if they fail to adequately supervise their conduct. PCS is currently a defendant/respondent in numerous such proceedings. It should be noted, however, that PCS maintains securities broker-dealer's professional liability insurance to insure against this risk, but the insurance policy contains a deductible (presently $50,000) and a cumulative cap on coverage (presently $3,000,000). In addition, certain activities engaged in by brokers may not be covered by such insurance. The adverse resolution of any legal proceedings involving the Company could have a material adverse effect on its business, financial condition, and results of operations or cash flows.

ITEM 2. PROPERTIES

As of June 30, 2005, the Company provided services to its clients at 35 local offices in five states: 15 in New York, 14 in Florida, four in New Jersey, one in Connecticut and one in Colorado. In August 2005, the Company sold its office in Colorado. A majority of the offices are located in commercial office buildings and are leased pursuant to standard form office leases. The remaining terms of the leases varies from one to seven years. The Company's rental expense during Fiscal 2005 was approximately $1.9 million. The Company believes that any of its rental spaces could be replaced with comparable office space, however, location and convenience is an important factor in marketing the Company's services to its clients. Since the Company advertises in the geographic area surrounding the office location, the loss of such an office that is not replaced with a nearby office could adversely affect the Company's business at that office. The Company generally needs approximately 1,000 - 3,000 square feet of usable floor space to operate an office and its needs can be flexibly met in a variety of real estate environments. Therefore, the Company believes that its facilities are adequate for its current needs.

The Company owned a building in Babylon, New York which was sold on July 14, 2004. The Company recorded a gain of $31,181 from the sale during Fiscal 2005.

On November 26, 2002, the Company finalized the sale of 47 of its offices to Pinnacle. In connection with the sale, all operating leases associated with the purchased offices were assigned to and assumed by Pinnacle, including the former Executive Headquarters office in White Plains, New York. However, the Company remains liable on all equipment and real estate leases assigned to and assumed by Pinnacle, other than the White Plains, New York lease.

In August 2002, the Company consolidated the Executive Headquarters in White Plains, New York into the Operations Center in Poughkeepsie, New York. The Operations Center facility is owned by an entity controlled by Michael Ryan, the Company's President and Chief Executive Officer.

ITEM 3. LEGAL PROCEEDINGS

Litigation

On February 4, 2004, the Company was served with a Summons and a Shareholder's Class Action and Derivative Complaint with the following caption: "Gary Kosseff, Plaintiff, against James Ciocia, Thomas Povinelli, Michael Ryan, Kathryn Travis, Seth A. Akabas, Louis P. Karol, Edward H. Cohen, Steven Gilbert and Doreen Biebusch, Defendants and Gilman & Ciocia, Inc., Nominal Defendant". The action was filed in the Court of Chancery of the State of Delaware in and for New Castle County under Civil Action No. 188-N. The nature of the action is that the Company, its Board of Directors and its management, breached their fiduciary duty of loyalty in connection with the sale of the Pinnacle Purchased Offices.

The action alleges that the sale to Pinnacle was for inadequate consideration and without a fairness opinion by independent financial advisors, without independent legal advice and without a thorough evaluation and vote by an independent committee of the Board of Directors. The action prays for the following relief: a declaration that the Company, its Board of Directors and its management breached their fiduciary duty and other duties to the plaintiff and to the other members of the purported class; a rescission of the Purchase Agreement; unspecified monetary damages; and an award to the plaintiff of costs and disbursements, including reasonable legal, expert and accountants fees. On March 15, 2004, counsel for the Company and for all defendants filed a motion to dismiss the lawsuit. On June 18, 2004, counsel for the plaintiff filed an Amended Complaint. On July 12, 2004, counsel for the Company and for all defendants filed a motion to dismiss the Amended Complaint. On March 8, 2005, oral argument was heard on the motion to dismiss, and on July 29, 2005 the case Master delivered his draft report denying the motion. The parties are briefing exceptions to the report, after review of which the Master will deliver his final report. While the Company will vigorously defend itself in this matter, there can be no assurance that this lawsuit will not have a material adverse impact on its financial position.

The Company is the subject of a formal investigation by the SEC. The investigation concerns, among other things, the restatement of the Company's financial results for the fiscal year ended June 30, 2001 and the fiscal quarters ended March 31, 2001 and December 31, 2001 (which have been previously disclosed in the Company's amended quarterly and annual reports for such periods), the Company's delay in filing its 10-K for Fiscal 2002 and 2003, the Company's delay in filing its 10-Q for the quarter ended September 30, 2002 and the Company's past accounting and recordkeeping practices. The Company had previously received informal, non-public inquiries from the SEC regarding certain of these matters. The Company and its executives have complied fully with the SEC's investigation and will continue to comply fully with the SEC's investigation. The Company does not believe that the investigation will have a material affect on the Company's Consolidated Financial Statements.

Subsequent to an NASD examination of PCS, the NASD on August 12, 2005 accepted a Letter of Acceptance, Waiver and Consent submitted by PCS, in which PCS agreed to be censured and fined $0.2 million, and to recompense certain customers of PCS who purchased mutual fund "B" shares. Without admitting or denying the alleged violations, PCS agreed to the findings by the NASD that certain supervisory deficiencies existed between June 2002 and July 2003. The acceptance of the AWC concludes the matter.

On September 6, 2005, the Company received an informal inquiry from the SEC regarding variable annuity sales by the Company's registered representatives during the period January 1, 2002 through August 1, 2005. The Company will cooperate fully with the SEC in connection with this informal inquiry. Management believes that a number of other broker-dealers have received similar informal inquiries. The Company cannot predict whether the SEC will take any enforcement action against the Company based on the variable annuity sales practices of the Company.

The Company and PCS are defendants and respondents in lawsuits and NASD arbitrations in the ordinary course of business. On June 30, 2005, there were 31 pending lawsuits and arbitrations, of which 11 were against PCS or its registered representatives. In accordance with SFAS No. 5 "Accounting for Contingencies," the Company has established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, the Company's management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of the losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect our estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. Management accrued $1.0 million as a reserve for potential settlements, judgments and awards. PCS has errors & omissions coverage that will cover a portion of such matters. In addition, under the PCS registered representatives contract, each registered representative is responsible for covering costs in connection with these claims. While the Company will vigorously defend itself in these matters and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on its financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its last meeting of shareholders on December 14, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURTITIES

The shares of the Company's common stock were delisted from The NASDAQ National Market in August 2002 and now trade on what is commonly called the pink sheets under the symbol "GTAX.PK". The following table sets forth the high and low sales prices for the common stock during the periods indicated as reported on the pink sheets.

SALES PRICES

QUARTER ENDED                      HIGH            LOW
-------------                      ----            ---
September 30, 2003                 $0.75          $0.10
December 31, 2003                  $0.75          $0.10
March 31, 2004                     $0.75          $0.20
June 30, 2004                      $0.70          $0.25
September 30, 2004                 $0.70          $0.20
December 31, 2004                  $0.55          $0.20
March 31, 2005                     $0.45          $0.20
June 30, 2005                      $0.55          $0.25

DIVIDENDS

Since its initial public offering of securities in 1994, the Company has not paid dividends, and it does not plan to pay dividends in the foreseeable future. The Company currently intends to retain any future earnings, if any, to finance the growth of the Company.

HOLDERS OF COMMON STOCK

On June 30, 2005, there were approximately 300 registered holders of common stock. This does not reflect persons or entities that hold common stock in nominee or "street" name through various brokerage firms. On the closing of trading on June 30, 2005, the price of the common stock was $0.43 per share.

During the three years ended June 30, 2005, the Company issued the following common stock in privately negotiated transactions that were not registered under the Securities Act pursuant to the exemption provided by Section 4 (2) of the Securities Act:

      o Through June 30, 2005, 1,345,298 shares were issued to Rappaport in connection with the Rappaport Loan.

      o On June 13, 2005, the Company issued 15,000 shares to the Purchasing Group, and on June 30, 2005 accrued for the issuance of 15,000 shares to the Purchasing Group, as interest on the Rappaport Loan.

      o Through June 30, 2005, 41,249 shares were issued in accordance with earnout agreements.

      o Through June 30, 2005, 14,400 shares were rescinded as part of cancelled acquisitions.

No underwriters or brokers participated in any of these transactions. All such sales were privately negotiated with the individuals with whom the Company had a prior relationship.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

                                                                                                     (c) Number of Securities
                                                                                                      Remaining Available for
                                                         (a) Number of                                 Future Issuance Under
                                                    Securities to be Issued   (b) Weighted-Average      Equity Compensation
                                                        Upon Exercise of        Exercise Price of        Plans (Excluding
                                                      Outstanding Options,      Options, Warrants     Securities Reflected in
                   Plan Category                      Warrants and Rights          and Rights               Column (a))
-----------------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans Approved by Security
Holders (1)                                                 136,928                   $6.43                  1,361,769

Equity Compensation Plans not Approved by
Security Holders (2)                                      2,040,639                   $6.28                          -
                                                    -------------------------                        ------------------------
Total                                                     2,177,567                                          1,361,769

(1) The issued options are based on all outstanding production awards as of June 30, 2005.

(2) The issued options are based on all non-production awards as of June 30, 2005.

The Company maintains records of option grants by year, exercise price, vesting schedule and grantee. In certain cases, the Company has estimated, based on all available information, the number of such options that were issued pursuant to each plan. Prior to September 1, 2002, the Company did not consistently record the plan pursuant to which the option was granted. Starting in September, 2002, the Company implemented new recordkeeping procedures regarding options that will ensure this information is accurately recorded and processed. The material terms of each option grant vary according to the discretion of the Board of Directors. In addition, from time to time, the Company has issued, and in the future may issue, additional non-qualified options pursuant to individual option agreements, the terms of which vary from case to case. The Company does not presently intend to issue any additional options under its current option plans, though the Company may adopt a new option plan, and issue additional shares thereunder. See also Note 12 to Notes to Consolidated Financial Statements.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

In January 2004, subsequent to the filing of the 10-K for the year ended June 30, 2003, management discovered and informed the auditors that revenues and related commission expenses for asset management services, billed and incurred in the quarter ended September 30, 2003 for services to be rendered in that quarter, had been recorded as of June 30, 2003. Further, it was ascertained that this error in revenue and expense recognition had been occurring since the 1999 acquisition of AFP and had gone undetected for four years. The receivables and commissions originally prematurely recorded at each quarter end were received and paid by the Company during the subsequent quarter. As the error applied to both beginning and ending balances of each quarter, the effect on any individual quarter was immaterial. As a result, the financial statements for the three years ended June 30, 2003 (including Fiscal 2001) have been restated to correct the timing error and the related accrual for commission liabilities relating to asset management services. As a result of the restatement, receivables as of June 30, 2003 have been reduced by $1.1 million, commission liabilities have been reduced by $0.9 million and shareholder's deficit increased by $0.2 million. Revenues for the year ended June 30, 2003 increased by $60,009 and commission expense increased by $28,765. Losses for the year ended June 30, 2003 decreased by $31,334.

The Selected Consolidated Financial Data with respect to the Company's Consolidated Balance Sheets as of June 30, 2005 and 2004 and the related Consolidated Statements of Operations for the years ended June 30, 2005, 2004 and 2003 have been derived from the Company's Consolidated Financial Statements which are included herein. The following Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and the information contained in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                      Fiscal Years Ended June 30,
                                   ---------------------------------------------------------------------------------------------
                                           2005               2004               2003              2002               2001
                                                                             Restated (1)      Restated (1)      Restated (2)(3)
--------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS

Revenues                              $  56,082,790      $  59,911,049      $  54,177,962     $  57,894,915      $  80,082,271
Commissions                              32,911,632         34,361,369         32,018,741        33,527,796                 --
Operating Expenses                       24,371,402         25,552,366         28,178,971        45,672,458         85,559,462
Loss from Continuing Operations          (1,825,576)        (1,036,690)        (7,834,174)      (21,983,037)        (5,650,886)
Net Income/(Loss) from
   Discontinued Operations                       --          6,088,225         (6,162,743)        1,623,297          3,044,595
Net Income/(Loss)                        (1,825,576)         5,051,535        (13,996,916)      (20,359,740)        (2,606,291)
------------------------------------------------------------------------------------------------------------------------------
FINANCIAL CONDITION

Working Capital (Deficit)             $ (13,832,678)     $ (13,781,609)     $ (19,493,533)    $ (11,125,496)     $  (5,586,983)
Total Assets                             17,135,712         18,927,580         21,481,114        35,997,688         47,579,394
Long Term Debt and Capital Lease
Obligations                                 282,424            212,248            661,622           851,501          5,425,928
Total Shareholders' Equity               (2,732,347)        (1,218,938)        (6,192,983)        7,488,667         25,757,472
------------------------------------------------------------------------------------------------------------------------------
PER SHARE OF COMMON STOCK

Earnings Per Share:
  Loss Per Share from
   Continuing Operations              $       (0.20)     $       (0.11)     $       (0.83)    $       (2.54)     $       (0.70)
   Income/(Loss) from
     Discontinued Operations          $          --      $        0.65      $       (0.65)    $        0.19      $        0.38
   Net Income/(Loss)                  $       (0.20)     $        0.54      $       (1.48)    $       (2.35)     $       (0.32)

Weighted Average Number of
Common Shares Outstanding:
   Basic Shares                           9,008,400          9,388,764          9,440,815         8,647,966          8,082,674
   Diluted Shares                         9,008,400          9,412,564          9,440,815         8,647,966          8,082,674
Cash Dividends                                   --                 --                 --                --                 --
------------------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS

Profit Margin                                -3.26%               8.43%           -25.84%           -35.17%             -3.25%
Return on Average Assets                    -10.12%              25.00%           -48.70%           -48.72%             -5.74%
Return on Average Shareholders'
Equity                                        92.40%          -136.31%                N/M          -122.48%            -10.34%
Long-term Debt and Capital Lease
   Obligations to Total
   Capitalization                            -11.53%            -21.08%            -11.96%             10.21%             17.40%
Current Assets to Current
Liabilities                                    0.29               0.31               0.28              0.60               1.03
------------------------------------------------------------------------------------------------------------------------------
OTHER COMPANY DATA

AFP Assets Under Management (4)       $ 518,448,585      $ 505,667,067      $ 358,021,951     $ 394,043,262      $ 398,947,550
------------------------------------------------------------------------------------------------------------------------------

(1)   See Note 2 to Notes to Consolidated Financial Statements.

(2) Fiscal 2001 has not been adjusted to reflect the sale of the Company's North Ridge entities and certain other offices that have been discontinued.

(3)   Fiscal 2001 commission expense is included in operating expenses.

(4) The increase in asset values is attributable to market fluctuations as well as increased assets under management.

N/M = Not Meaningful

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-K and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such statements are based upon current information, expectations, estimates and projections regarding the Company, the industries and markets in which the Company operates, and management's assumptions and beliefs relating thereto. Words such as "will," "plan," "expect," "remain," "intend," "estimate," "approximate," and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by federal, state and local authorities and their impact on the lines of business in which the Company and its subsidiaries are involved; unforeseen compliance costs; changes in economic, political or regulatory environments; changes in competition and the effects of such changes; the inability to implement the Company's strategies; changes in management and management strategies; the Company's inability to successfully design, create, modify and operate its computer systems and networks; litigation involving the Company; and risks described from time to time in reports and registration statements filed by the Company and its subsidiaries with the SEC. Readers should take these factors into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The reader should, however, consult further disclosures the Company may make in future filings of its 10-Ks, 10-Qs and 8-Ks.

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto set forth in Item 8. "Financial Statements and Supplementary Data."

OVERVIEW

Company Model

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

For the fiscal year ended June 30, 2005, approximately 12.0% of the Company's revenues were earned from tax preparation services and 88.0% were earned from all financial planning and related services of which approximately 75.0% was earned from mutual funds, annuities and securities transactions, 17.0% from asset management, 6.0% from insurance, 2.0% from mortgage brokerage.

Managed Assets

The following table presents the market values of assets under management by
AFP:

                                              Market Value as of June 30,
                                     ------------    ------------    ------------
                                          2005            2004            2003
                                     ------------    ------------    ------------
Variable Annuities:
Jackson National                     $ 54,775,713    $ 42,290,382    $ 19,988,701
Hartford                               50,814,717      41,043,114      13,586,812
Manulife                               52,675,189      59,703,655      54,594,574
American Skandia                       28,829,052      36,294,734      26,778,089
Nationwide Life                        23,795,047      26,757,531      15,948,805
Allmerica Kemper Gateway               28,775,199      35,417,934      35,008,252
Dreyfus                                10,784,691      14,884,970      10,313,242
Fidelity Selects                       10,668,414      12,952,005      12,265,988
ING (Golden America)                   10,659,545       7,033,717       7,780,790
Travelers                               7,072,302       6,892,223       5,377,905
Polaris                                 6,205,428       6,321,246       4,160,250
Equitable                               5,669,034       2,776,434         620,994
All Other                              27,274,172      34,927,441      33,031,896
                                     ------------    ------------    ------------
   Subtotal                           317,998,504     327,295,387     239,456,298

Brokerage:                            200,450,081     178,371,680     118,565,653
                                     ------------    ------------    ------------
Total Assets Under AFP Management    $518,448,585    $505,667,067    $358,021,951

Note: The increase in asset values is attributable to market fluctuations as well as increased assets under management.

Debt

The Company is in default on substantially all of its debt.

On December 26, 2001, the Company closed a $7.0 million financing (the "Loan") with Wachovia. The Loan consisted of a $5.0 million term loan ("Term Loan") and a $2.0 million revolving letter of credit ("Revolving Credit Loan"). On November 27, 2002, the Company and Wachovia entered into a forbearance agreement (the "Forbearance Agreement") whereby Wachovia agreed to forbear from acting on certain defaults of financial covenants by the Company under the Revolving Credit Loan and under the Term Loan. Under the Forbearance Agreement and several amendments thereto, Wachovia deleted several large pre-maturity principal payments, increased the "Applicable Margin" to 4.0%, changed the Company's reporting requirements under the Loan and extended the due date of the Loan (the "Maturity Date") several times. Pursuant to Amendment No. 3 to the Forbearance Agreement ("Amendment No. 3"), dated as of March 1, 2005, the amortization schedule was extended by approximately 16 months and the Maturity Date was extended to March 10, 2008. Under Amendment No. 3, the Company will pay Wachovia principal on the Loan of $66,000 monthly, plus interest. The Company is in technical default of several other provisions of the Loan, the Forbearance Agreement and the amendments to Forbearance Agreement. However, the Company does not believe that Wachovia will issue a note of default for any of these technical defaults.

The Company's $5.0 million distribution financing agreement with Travelers closed on November 1, 2000. On September 24, 2002, the Company received a notice from Travelers alleging that the Company was in default under its distribution financing agreement with Travelers due to nonpayment of a $0.1 million penalty for failure to meet sales production requirements as specified in the distribution financing agreement. The Company responded with a letter denying that the Company was in default. Although the Traveler's notice stated that all unpaid interest and principal under the distribution financing agreement were immediately due and payable and that Travelers reserved its rights and remedies under the distribution financing agreement, it also stated that Travelers intended to comply with the terms of the Subordination Agreement between Travelers and Wachovia. The Subordination Agreement greatly restricts the remedies that Travelers could pursue against the Company. No further notices have been received from Travelers. No payments have been made to Travelers since April, 2003. Pursuant to the terms of the Subordination Agreement and the Forbearance Agreement, the Company is not permitted to make payments to Travelers.

On October 30, 2001, the Company borrowed $1.0 million from Rappaport pursuant to a written note without collateral and without stated interest. The Rappaport Loan was due and payable on October 30, 2002. Additionally, the Rappaport Loan provided that: Rappaport receive 100,000 shares of Rule 144 restricted shares of common stock of the Company upon the funding of the Rappaport Loan, subject to adjustment so that the value of the 100,000 shares was $0.3 million when the Rule 144 restrictions were removed; there was a penalty of 50,000 shares to be issued to Rappaport if the Rappaport Loan was not paid when due and an additional penalty of 10,000 shares per month thereafter until the Rappaport Loan was paid in full. On December 26, 2001, Rappaport agreed to subordinate the Rappaport Loan to the $7.0 million Wachovia Loan. In consideration of the subordination, the Rappaport Loan was modified by increasing the 10,000 shares penalty to 15,000 shares per month and by agreeing to issue 50,000 additional shares to Rappaport if the Rappaport Loan was not paid in full by March 31, 2002, subject to adjustment so that the value of the shares issued was $0.2 million when the Rule 144 restrictions were removed. By June 30, 2005, Rappaport had received a total of 1,345,298 shares for all interest and penalties. The Rappaport Loan, together with 785,298 shares of Company common stock held by Rappaport, were sold to a group of Company management and employees on April 29, 2005 for the amount of $0.8 million. The $0.3 million debt reduction, agreed to by the Purchasing Group, was recorded to paid-in-capital as the Purchasing Group is a related party. Pursuant to the terms of the Rappaport Loan, this Purchasing Group, as holders of the Rappaport Loan, are entitled to receive, in the aggregate, as interest, 15,000 shares of the Company's common stock monthly while the debt remains unpaid. See Note 9 to Notes to Consolidated Financial Statements.

If the Company does not comply with the financial covenants and other obligations in its agreements relating to the Wachovia, Travelers or Rappaport loans, or its agreements with other lenders, and such lenders elected to pursue their available remedies, the Company's operations and liquidity would be materially adversely affected and the Company could be forced to cease operations. The Company has retained a financial advisor to assist the Company in further discussions with its lenders. The financial advisor was involved in the Company's discussions with Wachovia that resulted in the Amendment No. 3 described above. There can be no guarantee, however, that the lenders will agree to terms in the future that are more favorable to the Company than the current arrangements with the lenders.

Acquisitions

The Company's current strategy is to actively pursue acquisitions of small tax preparation and accounting firms.

Regulatory Investigations

The Company is the subject of a formal investigation by the SEC. The investigation concerns, among other things, the restatement of the Company's financial results for the fiscal year ended June 30, 2001, and the fiscal quarters ended March 31, 2001 and December 31, 2001 (which have been previously disclosed in the Company's amended quarterly and annual reports for such periods), the Company's delay in filing its 10-K for Fiscal 2002 and 2003, the Company's delay in filing its 10-Q for the quarter ended September 30, 2002, and the Company's past accounting and recordkeeping practices. The Company had previously received informal, non-public inquiries from the SEC regarding certain of these matters. The Company and its executives have complied fully with the SEC's investigation and will continue to comply fully. The Company does not believe that the investigation will have a material effect on the Company's Consolidated Financial Statements.

Subsequent to an NASD examination of PCS, the NASD on August 12, 2005 accepted a Letter of Acceptance, Waiver and Consent submitted by PCS, in which PCS agreed to be censured and fined $0.2 million, and to recompense certain customers of PCS who purchased mutual fund "B" shares. Without admitting or denying the alleged violations, PCS agreed to the findings by the NASD that certain supervisory deficiencies existed between June 2002 and July 2003. The acceptance of the AWC concludes the matter.

On September 6, 2005, the Company received an informal inquiry from the SEC regarding variable annuity sales by the Company's registered representatives during the period January 1, 2002 through August 1, 2005. Management believes that a number of other broker-dealers have received similar informal inquiries. The Company will cooperate fully with the SEC in connection with this informal inquiry. The Company cannot predict whether the SEC will take any enforcement action against the Company based on the variable annuity sales practices of the Company.

Restatements

In January 2004, subsequent to the filing of the 10-K for the year ended June 30, 2003, management discovered and informed the auditors that revenues and related commission expenses for asset management services, billed and incurred in the quarter ended September 30, 2003 for services to be rendered in that quarter, had been recorded as of June 30, 2003. Further, it was ascertained that this error in revenue and expense recognition had been occurring since the 1999 acquisition of AFP and had gone undetected for four years. The receivables and commissions recorded originally prematurely recorded at each quarter end were received and paid by the Company during the subsequent quarter. As the error applied to both the beginning and ending balances of each quarter, the effect on any individual quarter was immaterial. As a result, the financial statements for the three years ended June 30, 2003 (including Fiscal 2001) have been restated to correct the timing error and the related accrual for commission liabilities relating to asset management services. As a result of the restatement, receivables as of June 30, 2003 have been reduced by $1.1 million, commission liabilities have been reduced by $0.9 million and shareholders' deficit increased by $0.2 million. Revenues for the year ended June 30, 2003 increased by $60,009 and commission expense increased by $28,765. Losses for the year ended June 30, 2003 decreased by $31,334.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain items from the Company's statements of operations expressed as a percentage of revenue for fiscal years 2005, 2004 and 2003. The trends illustrated in the following table are not necessarily indicative of future results.

                                                               For Fiscal Years Ended June 30,
                                                              2005          2004           2003
                                                        ----------------------------------------
                                                                                        Restated
                                                                                             (1)
Revenues
 Financial Planning Services                                   88.4%         89.4%          89.4%
 Tax Preparation Fees                                          11.6%         10.6%          10.6%
                                                        ----------------------------------------
      Total Revenue                                           100.0%        100.0%         100.0%
                                                        ----------------------------------------

Cost of Sales/Commissions                                      58.7%         57.4%          59.1%

                                                        ----------------------------------------
      Gross Profit                                             41.3%         42.6%          40.9%
                                                        ----------------------------------------

Operating Expenses
Salaries                                                       18.7%         19.7%          23.2%
General and Administrative Expense                             13.7%         12.0%          17.1%
Advertising                                                     3.1%          2.3%           0.9%
Brokerage Fees and Licenses                                     2.6%          2.7%           2.9%
Rent                                                            3.3%          3.4%           4.1%
Depreciation and Amortization                                   2.1%          2.6%           3.1%
Goodwill and Other Intangibles
   Impairment Loss                                              0.0%          0.0%           0.7%
                                                        ----------------------------------------
      Total Operating Expenses                                 43.5%         42.7%          52.0%
                                                        ----------------------------------------

Income/(Loss) from Continuing Operations
  Before Other Income/(Expense)                                -2.1%          0.0%         -11.1%

Other Income/(Expense)                                         -1.1%         -1.7%          -3.2%

Loss from Continuing Operations
                                                        ----------------------------------------
  Before Income Taxes                                          -3.3%         -1.7%         -14.3%

 Income Taxes/(Benefit)                                         0.0%          0.0%          -0.1%

                                                        ----------------------------------------
Net Loss from Continuing Operations                            -3.3%         -1.7%         -14.4%
                                                        ----------------------------------------

(1)   See Note 2 to Notes to Consolidated Financial Statements.

Consolidated Results of Operations

                                                                        For Fiscal Years Ended June 30,
                                                  2005             2004             2003               % Change
                                                                                  Restated         05-04       04-03
                                              ----------------------------------------------------------------------
Revenues                                      $ 56,082,790     $ 59,911,049     $ 54,177,962       -6.4%        10.6%
Cost of Sales/Commissions                       32,911,632       34,361,369       32,018,741       -4.2%         7.3%
Gross Profit                                    23,171,158       25,549,680       22,159,221       -9.3%        15.3%
Operating Expenses                              24,371,402       25,552,366       28,178,971       -4.6%        -9.3%
Loss from Continuing Operations                 (1,825,576)      (1,036,690)      (7,834,173)      76.1%       -86.8%
Income/(Loss) from Discontinued Operations              --        6,088,225       (6,162,743)    -100.0%      -198.8%
Net Income/(Loss)                               (1,825,576)       5,051,535      (13,996,916)    -136.1%      -136.1%

Diluted EPS from Continuing Operations        $      (0.20)    $      (0.11)    $      (0.83)      81.8%       -86.7%
Diluted EPS from Discontinued Operations      $         --     $       0.65     $      (0.65)    -100.0%      -200.0%
Diluted EPS from Net Income/(Loss)            $      (0.20)    $       0.54     $      (1.48)    -137.0%      -136.5%

Consolidated Revenue Detail

                                                        Unaudited
                                               Fiscal Years Ended June 30,
                                           2005           2004           2003
                                                                       Restated
                                                                    (See Note 2)
                                       -----------------------------------------
Revenues
 Brokerage Commissions                 $36,492,174     42,438,087     37,024,129
 Insurance Commissions                   3,212,817      2,156,363      3,055,835
 Advisory Fees                           8,620,681      7,441,640      6,795,812
 Tax Preparation Fees                    6,502,402      6,323,190      5,747,884
 Lending Services                          843,398        851,793        518,286
 Marketing Revenue                         411,318        699,976      1,036,016

                                       -----------------------------------------
      Total Revenues                   $56,082,790    $59,911,049    $54,177,962
                                       =========================================

FISCAL 2005 COMPARED WITH FISCAL 2004

Except as noted, the numbers and explanations presented below represent results from continuing operations only.

The Company's revenues for the fiscal year ended June 30, 2005 were $56.1 million, down 6.4%, compared with $59.9 million for the fiscal year ended June 30, 2004. This decrease was primarily attributable to a decline in the Company's revenues from financial planning services, resulting principally from its continued focus on reducing the percentage of sales from variable annuities while increasing sales of other financial products that generate recurring income.

For the fiscal year ended June 30, 2005, revenues from variable annuity sales were $22.4 million compared with $26.1 million for the fiscal year ended June 30, 2004. For the fiscal year ended June 30, 2005, revenues from recurring revenue sources (managed money and trails) were $14.5 million compared with $12.7 million for the same period last year.

Commission Expenses

The Company's commission expense for the fiscal year ended June 30, 2005 was $32.9 million (58.7% of revenue), down 4.2%, compared with commission expense of $34.4 million (57.4% of revenue) for the fiscal year ended June 30, 2004. This decrease is attributable to decreased financial planning revenue, and decreased non-commissionable revenue.

Operating Expenses

The Company's operating expenses for the fiscal year ended June 30, 2005 were $24.4 million, down 4.6% (43.5% of revenues) compared to operating expenses of $25.6 million (42.7% of revenues) for the fiscal year ended June 30, 2004. The decline in operating expenses is attributable to decreases in salaries, brokerage fees and licenses, rent and depreciation and amortization charges, partially offset by increased advertising and general and administrative expenses.

Salaries

Salaries consist primarily of salaries and related payroll taxes and employee benefit costs. For the fiscal year ended June 30, 2005, salaries decreased 11.3%, to $10.5 million, down from $11.8 million for the fiscal year ended June 30, 2004. The decrease in salaries is primarily attributable to lower seasonal employment levels and lower employment levels at the Company's headquarters.

Brokerage Fees and Licenses

Brokerage fees and licenses expense for the fiscal year ended June 30, 2005 was $1.4 million, down 9.5% from $1.6 million for the fiscal year ended June 30, 2004. This decrease is attributable to less transactions clearing through National Financial Services.

Depreciation and Amortization

For the fiscal year ended June 30, 2005, depreciation and amortization expense decreased by 23.7% to $1.2 million compared with $1.5 million for the fiscal year ended June 30, 2004. The decrease is attributable to lower depreciation expense as a result of assets reaching their full depreciable lives during the course of fiscal 2005, as well as reduced capital spending.

Rent Expense

For the fiscal year ended June 30, 2005, rent expense decreased 7.9% to $1.9 million compared with $2.0 million for the fiscal year ended June 30, 2004. The decrease in rent expense is primarily attributable to the termination of leases associated with closed or merged offices.

Advertising Expense

Advertising expense for the fiscal year ended June 30, 2005 was $1.7 million, up 27.9%, compared to $1.4 million for the fiscal year ended June 30, 2004. The increase in primarily attributable to the Company's continued efforts to build brand equity and awareness.

General and Administrative Expense

General and administrative expense consists primarily of expenses for general corporate functions including outside legal and professional fees, insurance, telephone, bad debt expenses and general corporate overhead costs. General and administrative expenses for the fiscal year ended June 30, 2005 increased by 6.2% to $7.7 million up from $7.2 million for the fiscal year ended June 30, 2004. The increase in general and administrative expense is primarily attributable to higher legal and settlement costs related to complaints and litigation and higher postage costs related to increased advertising and seminar mailings, partially offset by reduced telephone costs due to outsourcing our telemarketing center in November 2004 and reduced bad debt expense resulting from the Company reserving notes from representatives related to office sales in the prior year.

Other Income and (Expense)

Other income (expense), net for the fiscal year ended June 30, 2005 improved 38.5% to ($0.6) million, down from $(1.0) million in fiscal year ended June 30, 2004. The improvement is the result of lower interest expense and higher interest income.

Loss from Continuing Operations Before Income Taxes

The Company's loss from continuing operations before income taxes for the fiscal year ended June 30, 2005 was $1.8 million, a 79.0% increase in losses, compared to a loss of $1.0 million for the fiscal year ended June 30, 2004. The increase in losses was primarily attributable to the Company's continued efforts to focus on reducing the percentage of sales from variable annuities while increasing sales of other financial products that generate recurring income, as well as its efforts to increase brand awareness through advertising, seminars and training.

Income Taxes/(Benefit)

The Company's income tax provision for the fiscal year ended June 30, 2005, was zero compared to an income tax provision of $16,617 for the fiscal year ended June 30, 2004. The Company's effective income tax rate for fiscal year 2005 was 0.0%.

Income (Loss) from Discontinued Operations

The Company had no discontinued operations for the fiscal year ended June 30, 2005, compared to income of $6.1 million for the fiscal year ended June 30, 2004.

Net Income

The Company's net loss for the fiscal year ended June 30, 2005, was $1.8 million compared to net income of $5.1 million in the fiscal year ended June 30, 2004, a decrease of $6.9 million. This decrease is mostly attributable to the discontinued operations sold in Fiscal 2004.

The Company's business is seasonal, with a significant component of its revenue earned during the tax season of January through April. The effect of inflation has not been significant to the Company's business in recent years.

FISCAL 2004 COMPARED WITH FISCAL 2003 (AS RESTATED)

Except as noted, the numbers and explanations presented below represent results from continuing operations only.

Revenue

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

Commission Expenses

The Company's commission expense for the fiscal year ended June 30, 2004 was $34.4 million, or 57.4%, of revenue, compared to commission expense of $32.0 million, or 59.1% of revenue, for Fiscal 2003. This increase of $2.3 million is attributable to the corresponding commission expense associated with the increase in revenue.

Operating Expenses

The Company's operating expenses for the fiscal year ended June 30, 2004 were $25.6 million, or 42.7% of revenue, compared to operating expenses of $28.2 million, or 52.0% of revenues, for the fiscal year ended June 30, 2003. Operating expenses for the fiscal year ended June 30, 2004 included decreases of $0.8 million in salaries, $2.0 million in general and administrative expenses, $0.2 million in rent, $0.1 million in depreciation and amortization, $0.4 million in goodwill impairment losses and an increase of $0.9 million in advertising expense.

Salaries

Salaries consist primarily of salaries and related payroll taxes and employee benefit costs. For the fiscal year ended June 30, 2004, salaries decreased $0.8 million or 6.2%, to $11.8 million from $12.6 million for the fiscal year ended June 30, 2003. The decrease in salaries is primarily attributable to lower seasonal employment levels and lower employment levels at the Company's headquarters.

Brokerage Fees and Licenses Expense

Brokerage fees and licenses expense for the fiscal year ended June 30, 2004 remained flat at $1.6 million compared with the fiscal year ended June 30, 2003.

General and Administrative Expense

General and administrative expense consists primarily of expenses for general corporate functions including outside legal and professional fees, insurance, telephone, bad debt expenses and general corporate overhead costs. General and administrative expenses for the fiscal year ended June 30, 2004, decreased by $2.0 million, or 22.0%, to $7.2 million from $9.2 million for the fiscal year ended June 30, 2003. The decrease in general and administrative expense is primarily attributable to lower legal and consulting fees, lower bad debt expenses and the continued implementation of cost containment initiatives.

Depreciation and Amortization

For the fiscal year ended June 30, 2004, depreciation and amortization expense decreased by $0.1 million, or 7.1%, to $1.5 million compared to $1.7 million for the fiscal year ended June 30, 2003. The decrease in depreciation and amortization is primarily attributable to the decrease of amortization for intangibles due to the impairment and subsequent write down of intangibles at year end Fiscal 2003. The remaining decrease is attributable to lower depreciation expense as a result of assets reaching their full depreciable lives during the course of Fiscal 2004 as well as reduced capital spending.

Rent Expense

For the fiscal year ended June 30, 2004, rent expense decreased by $0.2 million, or 9.4%, to $2.0 million compared with $2.2 million for the fiscal year ended June 30, 2003. The decrease in rent expense is primarily attributable to the closure and consolidation of offices during Fiscal 2003.

Advertising Expense

Advertising expense for the fiscal year ended June 30, 2004 was $1.4 million compared with $0.5 million for the fiscal year ended June 30, 2003. The increase of $0.9 million in advertising cost was attributable to increased marketing efforts relating to print and media advertisements and the continued implementation of seminar and marketing efforts.

Goodwill Impairment Loss

As a result of the Company adopting SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill and other intangible assets were determined not to be impaired for the fiscal year ended June 30, 2004. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment. The goodwill and impairment loss for the fiscal year ended June 30, 2003 was $0.4 million.

Other Income and (Expense)

Other income/(expense) for the fiscal year ended June 30, 2004 was $(1.0) million compared to $(1.7) million for the fiscal year ended June 30, 2003. The improvement in other income/(expense) by $0.7 million, or 40.9% is primarily attributable to decreased interest expense.

Loss from Continuing Operations Before Income Taxes

The Company's loss from continuing operations before income taxes for the fiscal year ended June 30, 2004 was $1.0 million compared with a loss of $7.7 million for the fiscal year ended June 30, 2003, an improvement of $6.7 million. The reduced losses were primarily attributable to the Company's continued efforts to raise revenue and reduce expenses.

Income Taxes/(Benefit)

The Company's income tax provision for the fiscal year ended June 30, 2004 was $16,617 compared to an income tax provision of $93,000 for the fiscal year ended June 30, 2003, a decrease of $76,383 or 82.1%. The decrease in the income tax provision is the result of the lower losses in Fiscal 2004 compared to Fiscal 2003. The Company's effective income tax rate for fiscal year 2004 was 0.0% as compared to 0.7% for Fiscal 2003.

Loss from Continuing Operations

The Company's loss from continuing operations after income taxes for the fiscal year ended June 30, 2004 was $1.0 million compared with a loss of $7.8 million for the fiscal year ended June 2003, an improvement of $6.8 million, or 86.8%. The decreased loss is primarily attributable to decreases in operating expenses, impairment of goodwill and interest expense, and increased revenues.

Income (Loss) from Discontinued Operations

The Company's loss from discontinued operations for the fiscal year ended June 30, 2004, was $0.1 million compared with a loss of $6.0 million for the fiscal year ended June 2003, a reduced loss of $5.9 million or 97.9%. For Fiscal 2004, the Company recorded income from discontinued operations of $6.1 million compared with a loss of $6.2 million in Fiscal 2003, an increase of $12.3 million.

Net Income

The Company's net income for the fiscal year ended June 30, 2004 was $5.1 million compared with a loss of $14.0 million in the fiscal year ended June 30, 2003, an increase of $19.0 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues have been, and are expected to continue to be, significantly seasonal. As a result, the Company must generate sufficient cash during the tax season, to fund any operating cash flow deficits in the first half of the following fiscal year. Operations during the non-tax season are primarily focused on financial planning services along with some ongoing accounting and corporate tax revenue. Since its inception, the Company has utilized funds from operations and borrowings to support operations and finance working capital requirements. As of June 30, 2005, the Company had $0.7 million in cash and cash equivalents and $0.5 million in marketable securities. PCS is subject to the SEC's Uniform Net Capital Rule 15c 3-1, which requires that PCS maintain minimum regulatory net capital of $100,000 and, in addition, that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to one.

Due to the Company's defaults on its credit facilities (see Item 1. "Description of Business" and Note 9 to Notes to Consolidated Financial Statements), the Company has not had access to banks or other lenders or the capital markets generally for access to credit. Since 2002, the Company's only source of loan financing has been Prime Partners, of which Michael Ryan, the Company's President, is a director, the President and a major shareholder. In Fiscal 2005, Prime Partners extended short-term loans to the Company in the aggregate amount of $1.5 million for working capital purposes. These loans pay 10% interest per annum. As of June 30, 2005, the Company owed Prime Partners $0.7 million. There can be no assurance that Prime Partners will extend further loans to the Company. In the absence of loans from Prime Partners, the Company may not have access to sufficient funds to meet its working capital needs. In July and August 2005, Prime Partners loaned the Company an additional $0.2 million.

The Company has also raised funds occasionally through the sale of assets. The Company received total consideration under the Pinnacle transaction of approximately $7.3 million, $4.4 million of which was in the form of cash. See
Item 1. "Description of Business" and Note 3 to Notes to Consolidated Financial Statements for a discussion of the Pinnacle transaction. In addition to the Pinnacle transaction, in Fiscal 2004 the Company completed the sale of three other offices to various parties for an aggregate cash sales price of approximately $0.3 million.

On February 17, 2004, the Company closed the sale of all of the stock of North Ridge Securities Group and North Shore Capital Management Corp. The Company received $0.2 million in cash at the closing, $37,500 was paid to Wachovia against the principal of the Wachovia Loan, and the $0.9 million balance is to be paid to the Company by the purchaser in monthly payments pursuant to the terms of a promissory note maturing on April 1, 2016. The interest rate on the note is equal to the prime rate at JP Morgan Chase Bank plus 2%, but the interest rate cannot exceed 8% until January 1, 2009. See Note 3 to Notes to Consolidated Financial Statements for a discussion of this transaction.

As of August 5, 2005, the Company sold its tax preparation and financial planning businesses associated with its Colorado Springs, Colorado office. The tax preparation business was sold to former employees of the Company for total consideration of $0.4 million, $0.1 million of which was paid in cash to the Company at closing, and $0.3 million of which is subject to a promissory note that matures on January 1, 2012. The financial planning business was sold to a former employee of the Company for total consideration of $47,142, $23,571 of which was paid in cash to the Company at closing, and $23,571 of which is subject to a promissory note that matures on October 1, 2005.

In view of the Company's efforts to increase revenues, the Company does not currently anticipate selling significant amounts of additional assets. Accordingly, the Company does not anticipate receiving significant funds in the near future from asset sales to meet its working capital needs.

The Company's cash flows provided by operating activities totaled $1.0 million for the fiscal year ended June 30, 2005, compared with cash flows used by operating activities of $3.1 million for the fiscal year ended June 30, 2004. The improvement of $4.1 million in cash provided by operating activities was primarily due to cash received from the sale of discontinued operations, which was used to pay down accounts payable in 2004.

Net cash used in investing activities totaled $0.2 million for the fiscal year ended June 30, 2005 compared to cash flows provided by investing activities of $5.8 million for the fiscal year ended June 30, 2004. The increase in cash used was primarily attributable to the proceeds received from the sale of discontinued operations in 2004, increased capital expenditures in 2005 related to the Company's efforts to standardize its look across all of its offices, offset slightly by the proceeds of the sale of a building in Fiscal 2005.

The Company's cash flows used in financing activities totaled $0.6 million for the fiscal year ended June 30, 2005, compared with cash flows used in financing activities of $3.2 million for the fiscal year ended June 30, 2004. The improvement of $2.6 million in cash used in financing is due primarily to lower payments of bank loans in 2005 compared with 2004.

CONTRACTUAL OBLIGATION AND COMMERCIAL COMMITMENTS

The table below summarizes the Company's contractual obligations for the five years subsequent to June 30, 2005, and thereafter. The amounts represent the maximum future cash contractual obligations.

Contractual Obligations and Commercial Commitments

                                                                        Payment Due by Period

Contractual Obligations            Total          2006           2007           2008           2009           2010       Thereafter
                               -----------------------------------------------------------------------------------------------------

Debt and Related Party Debt    $ 8,866,614    $ 7,388,386    $   814,320    $   617,519    $    19,943    $    10,028    $    16,418
Operating Leases                 4,949,653      2,026,588      1,116,099        685,299        508,657        326,613        286,397
Capital Leases                     300,729        110,225        105,253         61,719         17,782          5,750             --
                               -----------------------------------------------------------------------------------------------------
Total contractual
cash obligations               $14,116,996    $ 9,525,199    $ 2,035,672    $ 1,364,537    $   546,382    $   342,391    $   302,815
                               -----------------------------------------------------------------------------------------------------

Note: This Contractual Obligations schedule reflects the contractual payment terms of the debt maturities, while $1.3 million has been reclassified to current liabilities in the balance sheet since such debt is in technical default.

Pursuant to Amendment No. 3 with Wachovia, the amortization schedule for the Wachovia Loan was extended by approximately 16 months and the Maturity Date was extended to March 28, 2008. Under Amendment No. 3, the Company will pay Wachovia principal on the Loan of $66,000 monthly, plus interest.

In connection with the sale of offices to Pinnacle, all operating leases associated with the Pinnacle Purchased Offices were assigned to Pinnacle, but the Company still remains liable on the leases. Aggregate operating lease commitment amounts included in the table above with respect to the leases assigned to Pinnacle in November 2002 are $0.3 million in 2006, $0.1 million in 2007, $34,884 in 2008 and zero thereafter.

The Company is also contractually obligated to certain employees and executives pursuant to commission agreements and compensation agreements.

EFFECTS OF INFLATION

Inflation has not had a significant effect on the Company's results of operations in recent periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

To date, the Company's exposure to market risk has been limited and it is not currently hedging any market risk, although it may do so in the future. The Company does not hold or issue any derivative financial instruments for trading or other speculative purposes. The Company is exposed to market risk associated with changes in the fair market value of the marketable securities that it holds. The Company's revenue and profitability may be adversely affected by declines in the volume of securities transactions and in market liquidity, which generally result in lower revenues from trading activities and commissions. Lower securities price levels may also result in a reduced volume of transactions, as well as losses from declines in the market value of securities held by the Company in trading and investment positions. Sudden sharp declines in market values of securities and the failure of issuers and counterparts to perform their obligations can result in illiquid markets in which the Company may incur losses in its principal trading activities.

Interest Rate Risk

The Company's obligations under its Wachovia and Travelers agreements bear interest at floating rates and therefore, the Company is impacted by changes in prevailing interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Radin Glass has expressed an opinion on the financial statements for Fiscal 2005, 2004 and 2003.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm...................... 32

Consolidated Balance Sheets as of June 30, 2005 and 2004..................... 33

Consolidated Statements of Operations for the years ended June 30, 2005, 2004 and 2003..................................................................... 34

Consolidated Statements of Shareholders' Equity (Deficit)
for the years ended June 30, 2005, 2004 and 2003............................. 35

Consolidated Statements of Cash Flows for the years ended June 30, 2005, 2004 and 2003..................................................................... 36

Notes to Consolidated Financial Statements................................... 38

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Gilman + Ciocia, Inc.
Poughkeepsie, New York

We have audited the accompanying consolidated balance sheets of Gilman + Ciocia, Inc. and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gilman + Ciocia, Inc. and subsidiaries at June 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years then ended, in conformity with accounting principles generally accepted in the United States.


/s/ Radin, Glass & Co., LLP

Radin, Glass & Co., LLP
New York, New York
September 26, 2005

                          CONSOLIDATED BALANCE SHEETS

                                                                          June 30, 2005    June 30, 2004
                                                                          ------------------------------
Assets

Cash & Cash Equivalents                                                   $    667,054     $    498,545
Marketable Securities                                                          511,832        1,184,907
Trade Accounts Receivable, Net                                               3,102,521        3,678,204
Receivables from Officers, Shareholders
   and employees, net                                                          285,556          138,564
Due From Office Sales - Current                                                280,719          287,325
Prepaid Expenses                                                               905,277          365,117
                                                                          -----------------------------
     Total Current Assets
                                                                             5,752,959        6,152,662

Property and Equipment (less accumulated depreciation
   of $5,090,906 in 2005 and $4,768,871 in 2004)                             1,040,725        1,616,661
Goodwill                                                                     3,837,087        3,837,087
Intangible Assets (less accumulated amortization of $4,908,805
   in 2005 and $4,522,775 in 2004)                                           5,311,002        5,631,123
Due from Office Sales - Non Current                                            700,781        1,181,128
Other Assets                                                                   493,158          508,919
                                                                          -----------------------------
     Total Assets                                                         $ 17,135,712     $ 18,927,580
                                                                          =============================
Liabilities and Shareholders' Equity (Deficit)

Accounts Payable and Accrued Expenses                                     $ 10,452,087     $ 10,153,940
Current Portion of Notes Payable and Capital Leases                          7,253,939        9,113,793
Deferred Income                                                                310,800          221,537
Due to Related Parties                                                       1,568,809          445,000
                                                                          -----------------------------
     Total Current Liabilities                                              19,585,635       19,934,270
Long Term Portion of Notes Payable and Capital Leases                          282,424          212,248
                                                                          -----------------------------
     Total Liabilities                                                      19,868,059       20,146,518

Shareholders' Equity (Deficit)

Preferred Stock, $0.001 par value; 100,000 shares authorized; no shares issued and outstanding at June 30, 2005 and 2004,
   respectively                                                                     --               --
Common Stock, $0.01 par value 20,000,000 shares authorized; 10,409,876 and 10,219,561 shares issued at June 30, 2005 and 2004,
   respectively                                                                104,098          102,195
Additional Paid in Capital                                                  30,207,474       29,897,210
Treasury Stock 1,326,838 at June 30, 2005 and 2004 shares of
   common stock, at cost                                                    (1,306,288)      (1,306,288)
Retained Deficit                                                           (31,737,631)     (29,912,055)
                                                                          -----------------------------
     Total Shareholders' Equity (Deficit)                                   (2,732,347)      (1,218,938)
                                                                          -----------------------------
Total Liabilities & Shareholders' Equity (Deficit)                        $ 17,135,712     $ 18,927,580
                                                                          =============================

See Notes to the Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Fiscal Years Ended June 30,
                                                    2005             2004             2003
                                               ----------------------------------------------
                                                                                   Restated
Revenues                                                                         See Note (2)
 Financial Planning Services                   $ 49,580,388     $ 53,587,859     $ 48,430,079
 Tax Preparation Fees                             6,502,402        6,323,190        5,747,883
                                               ----------------------------------------------
      Total Revenues                             56,082,790       59,911,049       54,177,962
                                               ----------------------------------------------
Cost of Sales/Commissions                        32,911,632       34,361,369       32,018,741
                                               ----------------------------------------------
      Gross Profit                               23,171,158       25,549,680       22,159,221
                                               ----------------------------------------------
Operating Expenses
 Salaries                                        10,481,189       11,813,611       12,595,721
 General and Administrative                       7,657,449        7,207,947        9,247,843
 Advertising                                      1,740,738        1,360,814          474,040
 Brokerage Fees and Licenses                      1,447,075        1,599,050        1,590,098
 Rent                                             1,873,089        2,034,374        2,245,373
 Depreciation and Amortization                    1,171,862        1,536,570        1,654,104
 Goodwill Impairment                                     --               --          371,793
                                               ----------------------------------------------
      Total Operating Expenses                   24,371,402       25,552,366       28,178,971
                                               ----------------------------------------------
Loss from Continuing Operations
  Before Other Income and Expenses               (1,200,244)          (2,685)      (6,019,750)
                                               ----------------------------------------------
Other Income/(Expenses)
 Interest and Investment Income                      99,307           39,856          129,462
 Interest Expense                                  (871,141)      (1,057,244)      (1,850,885)
 Other Income/(Expense), Net                        146,502               --
                                               ----------------------------------------------
      Total Other Income/(Expense),Net             (625,332)      (1,017,388)      (1,721,423)
                                               ----------------------------------------------
Loss from Continuing Operations
  Before Income Taxes                            (1,825,576)      (1,020,073)      (7,741,173)
                                               ----------------------------------------------
 Income Taxes/(Benefit)                                  --           16,617           93,000
                                               ----------------------------------------------
      Loss from Continuing Operations            (1,825,576)      (1,036,690)      (7,834,173)
                                               ----------------------------------------------
Discontinued Operations
 Loss from Discontinued Operations                       --         (125,047)      (6,005,126)
 Gain/(Loss)on Disposal of
    Discontinued Operations                              --        6,213,272         (157,617)
                                               ----------------------------------------------
 Income/(Loss) from Discontinued
    Operations                                           --        6,088,225       (6,162,743)
                                               ----------------------------------------------
      Net Income/(Loss)                        $ (1,825,576)    $  5,051,535     $(13,996,916)
                                               ==============================================
Weighted Average Number of Common
  Shares Outstanding
 Basic Shares                                     9,008,400        9,388,764        9,440,815
 Diluted Shares                                   9,008,400        9,412,564        9,440,815
  Basic Net Income/(Loss) Per Share:
 Loss from Continuing Operations               $      (0.20)    $      (0.11)    $      (0.83)
 Income/(Loss) from Discontinued Operations    $         --     $       0.65     $      (0.65)
 Net Income/(Loss)                             $      (0.20)    $       0.54     $      (1.48)
  Diluted Net Income/(Loss) Per Share:
 Loss from Continuing Operations               $      (0.20)    $      (0.11)    $      (0.83)
 Income/(Loss) from Discontinued Operations    $         --     $       0.65     $      (0.65)
 Net Income/(Loss)                             $      (0.20)    $       0.54     $      (1.48)

See Notes to the Consolidated Financial Statements

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)

                                                                             Retained
                                                  Common Stock              Additional       Earnings
                                          ---------------------------        Paid in       (Accumulated
                                             Shares          Amount          Capital         Deficit)
                                          -------------------------------------------------------------
Balance, June 30, 2002                     9,203,027     $     92,030     $ 29,534,512     $(20,966,674)
                                          -------------------------------------------------------------
       Net loss, as restated                      --               --               --      (13,996,916)
Repurchase of stock                               --               --               --               --
Issuance of stock in connection with
   earnout agreement                          16,534              165            6,448               --
Issuance of stock in connection with
   earnout agreement                         820,000            8,200          310,050               --

                                          -------------------------------------------------------------
Balance, June 30, 2003                    10,039,561     $    100,395     $ 29,851,010     $(34,963,590)
                                          -------------------------------------------------------------

       Net income                                 --               --               --        5,051,535
Repurchase of stock                               --               --               --               --
Reversal of Stock Subscriptions                   --               --               --               --
Issuance of stock in connection with
   default of note                           180,000            1,800           46,200               --

                                          -------------------------------------------------------------
Balance, June 30, 2004                    10,219,561     $    102,195     $ 29,897,210     $(29,912,055)
                                          -------------------------------------------------------------

       Net loss                                   --               --               --       (1,825,576)
Rescindment of Shares                        (14,400)            (144)          (4,176)              --
Issuance of stock in connection with
   with acquisitions and other                24,715              247            6,840               --
Issuance of stock in connection with
   default of note                           180,000            1,800           57,600               --
Debt contribution related to sale of
   unsecured note to related parties              --               --          250,000               --

                                          -------------------------------------------------------------
Balance, June 30, 2005                    10,409,876     $    104,098     $ 30,207,474     $(31,737,631)
                                          -------------------------------------------------------------


                                                                          Subscriptions/
                                                                               Note            Total
                                                 Treasury Stock           Receivable for   Shareholders
                                             Shares          Amount        Shares Sold        Equity
                                          -------------------------------------------------------------
Balance, June 30, 2002                       263,492     $ (1,066,014)    $   (105,000)    $  7,488,854
                                          -------------------------------------------------------------

       Net loss, as restated                      --               --               --      (13,996,916)
Repurchase of stock                           14,730           (9,597)              --           (9,597)
Issuance of stock in connection with
   earnout agreement                              --               --               --            6,613
Issuance of stock in connection with
   earnout agreement                              --               --               --          318,250

                                          -------------------------------------------------------------
Balance, June 30, 2003                       278,222     $ (1,075,611)    $   (105,000)    $ (6,192,796)
                                          -------------------------------------------------------------

       Net income                                 --               --               --        5,051,535
Repurchase of stock                        1,048,616         (230,677)              --         (230,677)
Reversal of Stock Subscriptions                   --               --          105,000          105,000
Issuance of stock in connection with
   default of note                                --               --               --           48,000

                                          -------------------------------------------------------------
Balance, June 30, 2004                     1,326,838     $ (1,306,288)    $         --     $ (1,218,938)
                                          -------------------------------------------------------------

       Net loss                                   --               --               --       (1,825,576)
Rescindment of Shares                             --               --               --           (4,320)
Issuance of stock in connection with
   with acquisitions and other                    --               --               --            7,087
Issuance of stock in connection with
   default of note                                --               --               --           59,400
Debt contribution related to sale of
   unsecured note to related parties              --               --               --          250,000

                                          -------------------------------------------------------------
Balance, June 30, 2005                     1,326,838     $ (1,306,288)    $         --     $ (2,732,347)
                                          -------------------------------------------------------------

See Notes to the Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   For Fiscal Years Ended June 30,
                                                               2005             2004             2003
                                                                                               Restated
                                                                                             (See Note 2)
                                                           ----------------------------------------------
Cash Flows From Operating Activities:
Net Income/(Loss):                                         $ (1,825,576)    $  5,051,535     $(13,996,916)

Adjustments to reconcile net loss to net cash used in
   operating activities:
Depreciation and amortization                                 1,171,862        1,539,868        2,167,256
Issuance of common stock for debt default penalties,
   interest and other                                            62,167           48,000          318,250
Goodwill and other intangible assets impairment loss                 --               --        3,851,585
Amortization of debt discount                                   145,264          209,015          482,834
Provision (benefit) for income taxes                                 --               --           93,000
(Gain) Loss on sale of discontinued operations                       --       (6,213,707)              --
(Gain) Loss on sale of equipment and properties                 (31,182)              --           85,325
Due From Office Sales                                           480,346         (709,061)              --
Allowance for Doubtful accounts                                (118,446)         169,839          289,231
(Income) Loss from joint venture                                     --               --          (66,747)

Changes in assets and  liabilities:
Accounts receivable, Net                                        575,683          445,486        1,621,503
Prepaid and other current assets                               (540,160)         111,281         (321,480)
Change in marketable securities                                 673,075         (215,285)         798,862
Receivables from officers, shareholders and employees           (21,942)         417,275          372,208
Other Assets                                                     15,763          505,098          539,761
Accounts Payable and accrued expenses                           298,147       (4,470,386)       1,639,770
Income taxes receivable (payable)                                    --           27,589          608,087
Other liabilities                                                89,264          (11,000)          31,000
                                                           ----------------------------------------------
Net cash provided by/(used in) operating activities:       $    974,266     $ (3,094,452)    $ (1,486,471)

Cash Flows From Investing Activities:
Capital Expenditures                                           (299,312)         (72,524)        (146,090)
Cash paid for acquisitions, net of cash acquired               (239,062)        (122,582)        (326,774)
Cash Paid for the sale of businesses                                 --               --          (25,000)
Proceeds from the sale of discontinued operations                    --        6,004,709        1,863,254
Proceeds from the sale of joint ventures                             --               --           90,000
Proceeds from the sale of property and equipment                293,750               --           14,000
                                                           ----------------------------------------------
Net cash provided by/(used in) investing activities:       $   (244,624)    $  5,809,603     $  1,469,390

Cash Flows From Financing Activities:
Acquisition of treasury stock                                        --         (230,695)          (9,597)
Notes Receivable for Shares                                          --          105,000               --
Proceeds from bank and other loans                              455,856          583,249        1,541,561
Payments of bank loans and capital lease obligations         (1,016,987)      (3,629,256)      (2,783,592)
                                                           ----------------------------------------------
Net cash provided by/(used in) financing activities:       $   (561,131)    $ (3,171,702)    $ (1,251,628)

Net change in cash and cash equivalents                    $    168,509     $   (456,552)    $ (1,268,709)
Cash and cash equivalents at beginning of period           $    498,545     $    955,097     $  2,223,806
Cash and cash equivalents at end of period                 $    667,054     $    498,545     $    955,097
                                                           ==============================================

See Notes to the Consolidated Financial Statements and Supplemental Disclosures to Consolidated Statements of Cash Flows

        Supplemental Disclosures to Consolidated Statements of Cash Flows

                                                        For Fiscal Years Ended June 30,
                                                       2005          2004          2003
                                                                                 Restated
                                                                               (See Note 2)
                                                    ---------------------------------------
Cash Flow Information
Cash payments during the year for
   Interest                                         $  480,617    $1,057,244    $  510,334
   Income Taxes                                     $       --    $       --    $   33,833

Supplemental Disclosure of Non-Cash Transactions
Common stock issued in connection with
   acquisitions/other                               $    7,087    $       --    $    6,613
Issuance of common stock for debt default
   penalties and interest                           $   59,400    $   48,000    $  318,250
Debt contribution related to sale of unsecured
   note to related parties                          $  250,000    $       --    $       --
Equipment acquired under capital leases             $  219,604    $   20,987    $   70,860

Businesses Acquired
Fair value of assets acquired                       $       --    $       --    $  326,774

                      GILMAN + COCIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED JUNE 30, 2005, 2004, AND 2003

1. ORGANIZATION AND NATURE OF BUSINESS

Description of the Company

Gilman + Ciocia, Inc. (together with its wholly owned subsidiaries, the "Company") is a corporation that was organized in 1981 under the laws of the State of New York and reincorporated under the laws of the State of Delaware in 1993. The Company provides financial planning services, including securities brokerage, insurance and mortgage agency services, and federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets. In Fiscal 2005, approximately 88.0% of the Company's revenues were derived from commissions on financial planning services and approximately 12.0% were derived from fees for tax preparation services. As of June 30, 2005, the Company had 35 offices operating in five states (New York, New Jersey, Connecticut, Florida and Colorado). In August 2005 the Company sold its office in Colorado.

As a result of a number of defaults under its agreements with Wachovia Bank, National Association ("Wachovia"), on November 27, 2002 the Company entered into a debt forbearance agreement with Wachovia and subsequently amended the debt forbearance agreement as of June 18, 2003, March 4, 2004 and March 1, 2005. Another of its lenders, Travelers Insurance Company ("Travelers") has claimed several defaults under its distribution financing agreement, but acknowledged that it was subject to the terms of a subordination agreement with Wachovia (the "Subordination Agreement"), which restricts the remedies it can pursue against the Company. The Company's debt to Rappaport Gamma Limited Partnership (the "Rappaport Loan") was due on October 30, 2002. The Rappaport Loan is subordinated to the Wachovia loan. The Rappaport Loan was sold to a group of Company management and employees (the "Purchasing Group") on April 29, 2005. The members of the Purchasing Group include Prime Partners, Inc., a corporation controlled by Michael Ryan, the President and Chief Executive Officer and a director of the Company, James Ciocia, the Chairman of the Company, Christopher Kelly, the General Counsel of the Company, Kathryn Travis, the Secretary and a director of the Company, Dennis Conroy, the Chief Accounting Officer of the Company, Ted Finkelstein, the Assistant General Counsel of the Company, and certain other Company employees. The Purchasing Group has agreed to reduce the principal balance of the Rappaport Loan from $1.0 million to $0.8 million and extend the maturity date to April 29, 2009. Pursuant to the terms of the Rappaport Loan, the Purchasing Group, as holders of the Rappaport Loan, are entitled to receive, in the aggregate, as interest, 15,000 shares of the Company's common stock monthly while the debt remains unpaid. As a result of these defaults, the Company's debt as to those lenders has been classified as current liabilities on its financial statements. Upon the purchase of the Rappaport Loan by the Purchasing Group, however, the Rappaport Loan was reclassified as a related transaction. See Note 15 to Notes to Consolidated Financial Statements for a complete discussion of the Company's debt.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Consolidated Financial Statements include the accounts of the Company and all majority owned subsidiaries from their respective dates of acquisition. All significant inter-company transactions and balances have been eliminated. Where appropriate, prior years financial statements reflect reclassifications to conform to the current year presentation.

Restatements

In January 2004, subsequent to the filing of the 10-K for the year ended June 30, 2003, management discovered and informed the auditors that revenues and related commission expenses for asset management services, billed and incurred in the quarter ended September 30, 2003 for services to be rendered in that quarter, had been recorded as of June 30, 2003. Further, it was ascertained that this error in revenue and expense recognition had been occurring since the 1999 acquisition of Asset & Financial Planning, Ltd. ("AFP") and had gone undetected for four years. The receivables and commissions recorded originally prematurely recorded at each quarter end were received and paid by the Company during the subsequent quarter. As the error applied to both beginning and ending balances of each quarter, the effect on any individual quarter was immaterial. The financial statements for the three years ended June 30, 2003 (including Fiscal
2001) have been restated to correct the timing error and the related accrual for commission liabilities relating to asset management services. As a result of the restatement, receivables as of June 30, 2003, have been reduced by $1.1 million, commission liabilities have been reduced by $0.9 million and shareholder's deficit increased by $0.2 million. Revenues for the year ended June 30, 2003 increased by $60,009 and commission expense increased by $28,765. Losses for the year ended June 30, 2003 decreased by $31,334.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Furthermore, the Company, including its wholly owned subsidiary Prime Capital Services, Inc. ("PCS"), has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with PCS. In addition, under the PCS registered representatives contract, each registered representative has indemnified the Company for these claims. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies," the Company has established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, the Company's management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect our estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. As of June 30, 2005, the Company has accrued approximately $1.0 million for these matters. A majority of these claims are covered by the Company's errors and omissions insurance policy. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on its financial position.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include investments in money market funds and are stated at cost, which approximates market value. Cash at times may exceed FDIC insurable limits.

Marketable Securities

The Company accounts for its short-term investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company's short-term investments consist of trading securities and are stated at quoted market values, with unrealized gains and losses reported as investment income in earnings. During the fiscal years ended June 30, 2005, 2004 and 2003 the Company recognized unrealized gains/(losses) from trading securities of $51,872, $(49,904) and $(351,546), respectively. Realized gains, realized losses and declines in value judged to be other-than-temporary, are included in other income (expense). All such gains and losses are calculated on the basis of the specific-identification method. During the fiscal year ended June 30, 2005, the Company recognized $1.4 million in realized gains. Interest earned is included in other income/expense. The original cost included in the carrying value of marketable securities at June 30, 2005 is $0.5 million.

Securities sold, but not yet purchased, are stated at quoted market values with unrealized gains and losses reflected in the statements of operations. Subsequent market fluctuations of securities sold, but not yet purchased, may require purchasing the securities at prices that may differ from the market values reflected in the accompanying balance sheets. The liability attributable to securities sold short, but not yet purchased, is $57,584 as of June 30, 2005, and is included in accounts payable and accrued expenses.

Trade Accounts Receivable, Net

The Company's accounts receivable consist primarily of amounts due related to financial planning commissions and tax accounting services performed. The allowance for doubtful accounts represents an amount considered by management to be adequate to cover potential losses, if any. The recorded allowance at June 30, 2005, and 2004 was $0.9 million and $0.6 million, respectively. Bad debt expense recorded for June 30, 2005, 2004 and 2003 was $0.4 million, $0.6 million and $0.4 million, respectively.

Property and Equipment

Property and equipment are carried at cost. Amounts incurred for repairs and maintenance are charged to operations in the period incurred. Depreciation is calculated on a straight-line basis over the following useful lives:

      Equipment                            3-5 years

      Furniture and fixtures               5-7 years

      Leasehold improvements               5-10 years

      Software                             5 years

      Assets under capital lease           3-7 years

Goodwill and Intangible Assets

Goodwill and other intangibles, net relates to the Company's acquisitions accounted for under the purchase method. Intangible assets include covenants not to compete, customer lists, goodwill, independent contractor agreements and other identifiable intangible assets. Goodwill represents acquisition costs in excess of the fair value of net tangible and identifiable intangible assets acquired as required by SFAS No. 141 "Business Combinations". SFAS No. 142 "Goodwill and Other Intangible Assets" requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. Prior to SFAS No. 142 goodwill was amortized over an expected life of 20 years. This testing requires the comparison of carrying values to fair value and, when appropriate, requires the reduction of the carrying value of impaired assets to their fair value. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. Amortization of finite lived intangible assets is calculated on a straight-line basis over the following lives:

      Customer Lists                       5-20 years

      Broker-Dealer Registration           20 years

      Non-Compete Contracts                3-5 years

      House Accounts                       15 years

      Administrative Infrastructure        7 years

      Independent Contractor Agreements    15 years

The Company reviews long-lived assets, certain identifiable assets and any impairment related to those assets at least annually or whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. To the extent carrying values have exceeded fair values, an impairment loss has been recognized in operating results.

Website Development and Internal Use Software Costs

In accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," as well as Emerging Issues Task Force ("EITF') 00-02, "Accounting for Website Development Costs," the Company capitalized costs incurred in the application development stage related to the development of its website and its internal use software in Fiscal 2003 in the amount of $0.2 million. Amortization expense is computed on a straight-line basis over a period of three to five years, the expected useful life, and amounted to approximately $69,745, $80,993 and $89,027 for the years ended June 30, 2005, 2004 and 2003 (see Note 5).

Revenue Recognition

The Company recognizes all revenues associated with income tax preparation, accounting services and asset management fees upon completion of the services. Financial planning services include securities and other transactions. The related commission revenue and expenses are recognized on a trade date basis.

Advertising Expense

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

Interest Income (Expense)

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

Stock-based Compensation

At June 30, 2005, the Company had various stock-based employee compensation plans. Prior to 2000, the Company accounted for plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Effective July 1, 2000, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-based Compensation", prospectively to all employee awards granted, modified, or settled after January 1, 2002. Awards under the Company's plans vest over periods ranging from immediately to five years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003, 2004 and 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                           For Fiscal Years Ended June 30,
                                                       2005              2004             2003
                                                  ------------------------------------------------
Net Income/(Loss) as reported                     $  (1,825,576)    $   5,051,535    $ (13,996,916)

Add: Stock-based employee compensation
   expenses included in reported net
   income/(loss), net of related tax effects                 --                --               --

Deduct: Total stock-based compensation
   expense determined under fair value based
   method for all awards, net of related taxes               --                --          198,844
                                                  ------------------------------------------------

Proforma Net Income/(Loss)                        $  (1,825,576)    $   5,051,535    $ (14,195,760)
Basic and diluted earnings/(loss) per share:
As reported - Basic                               $       (0.20)    $        0.54    $       (1.48)

Proforma - Basic                                  $       (0.20)    $        0.54    $       (1.50)
As reported - Diluted                             $       (0.20)    $        0.54    $       (1.48)
Proforma - Diluted                                $       (0.20)    $        0.54    $       (1.50)

The effects of applying SFAS No. 123 in the proforma net income/(loss) disclosures above are not likely to be representative of the effects on proforma disclosures of future years.

Net Income/(Loss) Per Share

In accordance with SFAS No. 128, "Earnings Per Share", basic net income/(loss) per share is computed using the weighted average number of common shares outstanding during each period. The computation for June 30, 2005 did not include outstanding options and warrants because to do so would have an antidilutive effect for the periods presented.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, and accounts payable, approximated fair value as of June 30, 2005, because of the relatively short-term maturity of these instruments and their market interest rates. Since the long term debt is in default, it is not possible to estimate its value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of trade receivables. The majority of the Company's trade receivables are commissions earned from providing financial planning services that include securities/brokerage services and insurance and mortgage agency services. As a result of the diversity of services, markets and the wide variety of customers, the Company does not consider itself to have any significant concentration of credit risk.

Segment Disclosure

Management believes the Company operates as one segment.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS Statement No. 154 "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20 "Accounting Changes" and FASB No. 3 "Reporting Accounting Changes in Interim Financial Statements". This Statement provides guidance on the reporting of accounting changes and error corrections. It established, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements to a newly adopted accounting principle. The Statement also provides guidance when the retrospective application for reporting of a change in accounting principle is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement is effective for financial statements for fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In March 2005, FASB Interpretation ("FIN") No. 47 "Accounting for Conditional Asset Retirement Obligations" was issued, which clarifies certain terminology as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations". In addition, it clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Early adoption of FIN 47 is encouraged. Management believes FIN 47 will have no impact on the financial statements of the Company once adopted.

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets". This Statement addresses the measurement of exchanges of non-monetary assets. The guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions", is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges incurred during fiscal years beginning after the date this Statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

In December 2004, the FASB issued SFAS No. 123 (R) "Share-Based Payment", a revision to FASB Statement No. 123, "Accounting for Stock Based Compensation". This Statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to SOP 93-6 "Employers' Accounting for Employee Stock Ownership Plans".

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

3. BUSINESS COMBINATIONS AND SOLD OFFICES

The Company has financed the sale of a few offices with the receipt of notes to be paid over various terms up to 144 months. These notes have guarantees from the respective office purchaser and certain default provisions. These notes are non-interest bearing and have been recorded with an 8% discount.

The scheduled payments for the balance of the term of these notes are as follows:

                    2006                  $  218,816
                    2007                     209,771
                    2008                     181,710
                    2009                      90,984
                    2010                      71,875
              Thereafter                     413,281
                                          ----------
                   Total                  $1,186,437
          Less Allowance                     204,937
                                          ----------
                   Total                  $  981,500
                                          ==========

On November 26, 2002, the Company finalized a transaction pursuant to an asset purchase agreement (the "Purchase Agreement") with Pinnacle, whereby Pinnacle, an entity controlled by Thomas Povinelli and David Puyear, former executive officers of the Company, purchased certain assets of the Company. The effective date of the closing under the Purchase Agreement was September 1, 2002. The Company sold to Pinnacle 47 offices ("Pinnacle Purchased Offices") and all tangible and intangible net assets associated with the operations of the Pinnacle Purchased Offices, together representing approximately $17.7 million, or approximately 18.0%, of the Company's annual revenue for the fiscal year ended June 30, 2002.

The purchase price payable by Pinnacle, including certain liabilities and payables assumed by Pinnacle, was approximately $7.0 million, subject to final adjustments. After the closing, the Company alleged that Pinnacle was in default under the Purchase Agreement, and on May 16, 2003, the Company initiated a lawsuit against Pinnacle seeking payments for all amounts due.

On December 4, 2003, the Company entered into a settlement with Pinnacle and the Company collected all amounts due from Pinnacle under the Purchase Agreement. As part of the settlement, the parties agreed to discontinue all litigation and legal disputes between the parties. Pinnacle agreed to pay the Company $2.1 million. At closing, Wachovia was paid $0.6 million pursuant to a preexisting forbearance agreement, as amended, between the Company and Wachovia, including $0.1 million to obtain its final consent. The balance of $1.4 million was paid to the Company. The settlement amount constituted the global settlement amount in connection with the resolution of all monetary disputes between Pinnacle and the Company under the Purchase Agreement.

In connection with the settlement, Pinnacle negotiated a release of the Company from its obligations pursuant to the lease for the Company's former White Plains office. This release was finalized in an Assignment and Assumption of Lease and Consent dated as of February 18, 2004. However, subsequent to the settlement, the Company still remains liable to lessors of equipment and landlords for certain leases assigned to Pinnacle and will have to pay such lessors and landlords if Pinnacle, or guarantors Thomas Povinelli and David Puyear, do not pay. The aggregate of these lease amounts on June 30, 2004 was $1.3 million.

Including the $2.1 million settlement payment, the Company received total consideration under the Purchase Agreement of approximately $7.3 million, comprised of the following:

      Cash payments to the Company                   $4,410,000

      Company debt assumed by Pinnacle               $2,630,000

      Credit to Pinnacle for the transfer to the
      Company by Povinelli of 1,048,616 shares of
      Company common stock                           $  230,000

The Company recognized a $10,650 gain in Fiscal 2003 and a gain of $4.1 million in the second quarter of Fiscal 2004 from the Pinnacle sale consisting of: $2.5 million of cash received, $1.9 million on the release of obligations assumed by Pinnacle, and other items totaling $0.1 million.

During Fiscal 2004 and 2003, the Company sold 63 of its offices, including the offices sold to Pinnacle. The Company recognized a gain of $6.2 million on the sale of these offices in Fiscal 2004.

The following table presents financial data on discontinued operations of offices sold:

                                        For Fiscal Years Ended June 30,
                                -----------------------------------------------
                                    2005             2004              2003

Revenues                        $         --     $  3,529,387      $ 13,573,167
Pre-tax Loss                    $         --     $   (125,047)     $ (6,005,126)

4. RECEIVABLES FROM OFFICERS, STOCKHOLDERS AND EMPLOYEES, AND PREPAIDS

Receivables from officers, shareholders, employees and independent representatives consist of the following:

                                                            As of June 30,
                                                         2005            2004
                                                      --------------------------
Demand loans from officers, shareholders,
   employees and independent registered
   representatives                                    $1,179,065      $  935,525
                                                      --------------------------
   Subtotal                                            1,179,065         935,525

Less Allowance                                           893,507         796,961
                                                      --------------------------

Total Receivable (Current)                            $  285,558      $  138,564
                                                      ==========================

Prepaids consist of the following:

                                                            As of June 30,
                                                         2005            2004
                                                      --------------------------

Prepaid Insurance                                     $  641,748      $  365,117
Deferred Expense                                         263,529              --
                                                      --------------------------
     Total                                            $  905,277      $  365,117
                                                      ==========================

Note: For Fiscal 2005, prepaid insurance was subsequently financed and the corresponding liability is recorded in Notes Payable. Deferred expense consists primarily of advertising and is being amortized straight line over two years.

5. PROPERTY AND EQUIPMENT, NET

Major classes of property and equipment consist of the following:

                                                           As of June 30,
                                                        2005            2004
                                                    ---------------------------

Buildings                                           $        --     $   317,737
Equipment                                             4,304,774       4,048,137
Furniture and Fixtures                                  712,417         630,626
Leasehold Improvements                                  727,151         714,694
Software                                                387,289         674,338
                                                    ---------------------------

 Property and Equipment at Cost                       6,131,631       6,385,532

Less: Accumulated Depreciation & Amortization        (5,090,906)     (4,768,871)
                                                    ---------------------------

 Property and Equipment, Net                        $ 1,040,725     $ 1,616,661
                                                    ===========================

Property and equipment under capitalized leases was $1.8 million at June 30, 2005 and $1.6 million at June 30, 2004. Accumulated amortization related to capitalized leases was $1.5 million at June 30, 2005 and $1.4 million at June 30, 2004.

Depreciation expense for property and equipment was $0.5 million and $0.7 million for the fiscal years ended June 30, 2005 and June 30, 2004, respectively.

6. GOODWILL

Goodwill included on the balance sheets as of June 30, 2005 and 2004 was $3.8 million. The Company's goodwill at June 30, 2005 all relates to the acquisitions of PCS, Prime Financial Services, Inc. ("PFS") and AFP completed during or prior to the fiscal year ended June 30, 1999, which were accounted for under the purchase method.

The impairment testing for goodwill in the broker-dealer reporting unit was performed using future discounted cash flows and an independent appraisal. In the fourth quarter of Fiscal 2003, the Company recognized an impairment loss of $3.5 million of goodwill and intangible based on management's assessment of such intangible and estimated future cash flows.

7. INTANGIBLE ASSETS

During the fiscal year ended June 30, 2005, the Company acquired aggregate intangible assets valued at $0.2 million in connection with acquisitions which are accounted for under the purchase method. During the fiscal year ended June 30, 2004, the Company did not acquire any intangible assets in connection with acquisitions.

Intangible assets consist of the following:

                                                           As of June 30,
                                                       2005              2004
                                                   -----------------------------

Customer Lists                                     $ 5,419,807       $ 5,353,899
Broker-Dealer Registration                             100,000           100,000
Non-Compete Contracts                                  500,000           500,000
House Accounts                                         600,000           600,000
Administrative Infrastructure                          500,000           500,000
Independent Contractor Agreements                    3,100,000         3,100,000
                                                   -----------------------------
 Intangible Assets at Cost                         $10,219,807       $10,153,899

Less: Accumulated Amortization
         And Impairment                              4,908,805         4,522,775
                                                   -----------------------------

 Intangible Assets, Net                            $ 5,311,002       $ 5,631,123
                                                   =============================

Amortization expense for the fiscal years ended June 30, 2005 and 2004 was computed on a straight-line basis over periods of five to 20 years, and it amounted to $0.7 million and $0.6 million, respectively. Annual amortization expense will be approximately $0.7 million for each of the next five years.

As required, the Company performed the fair value impairment tests prescribed by SFAS No. 142 during the fiscal years ended June 30, 2005, 2004 and 2003. Fair value was determined based on recent comparable sale transactions and future cash flow projections. As a result, the Company recognized impairment losses as disclosed on the statement of operations.

8. ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                           As of June 30,
                                                      2005               2004
                                                  ------------------------------
Accounts Payable                                  $ 2,862,581        $ 2,787,243
Commissions Payable                                 2,971,626          3,099,904
Accrued Compensation                                  277,404            337,238
Accrued Bonuses                                     1,033,368          1,035,844
Accrued Vacation                                      211,370            150,426
Accrued Litigation                                    639,484            943,600
Accrued Audit Fees & Tax Fees                         177,500            230,500
Accrued Interest                                    1,278,943            888,419
Accrued Other                                         999,811            680,766
                                                  ------------------------------
Total                                             $10,452,087        $10,153,940
                                                  ==============================

Note: For Fiscal years 2005 and 2004, $0.3 million of accrued litigation was included in Accounts Payable each year.

9. DEBT

                                                                     As of June 30,
                                                                  2005            2004
                                                              ---------------------------
Wachovia Bank                                                 $ 2,118,573     $ 3,320,024
Traveler's Insurance Company Facility
     ($4,750,000 less unamortized debt discount of $40,613
     and $185,877 at June 30, 2005 and 2004, respectively)      4,709,387       4,564,123
Unsecured Promissory Note  ($1,000,000 less unamortized
   debt discount of $250,000 at June 30, 2004)                         --       1,000,000
Note Payable for Insurance                                        297,529          67,312
Notes Payable for Client Settlements, payable over periods
   of up to 7 years at varying interest rate to 10%                49,871          65,196
Capitalized Lease Obligations and Leasehold Improvements
   Loan                                                           361,003         309,386
                                                              ---------------------------
              Total                                           $ 7,536,363     $ 9,326,041
Less: Current Portion                                          (7,253,939)     (9,113,793)
                                                              ---------------------------
              Total                                           $   282,424     $   212,248
                                                              ===========================

Note: The Unsecured Promissory Note in 2004 is now included in Related Party Transactions based on the definition of the Purchasing Group described below. Also see Note 15.

The Company is in default on substantially all of its debt.

On December 26, 2001, the Company closed a $7.0 million financing (the "Loan") with Wachovia. The Loan consisted of a $5.0 million term loan ("Term Loan") and a $2.0 million revolving letter of credit ("Revolving Credit Loan"). On November 27, 2002, the Company and Wachovia entered into a forbearance agreement (the "Forbearance Agreement") whereby Wachovia agreed to forbear from acting on certain defaults of financial covenants by the Company under the Revolving Credit Loan and under the Term Loan. Under the Forbearance Agreement and several amendments thereto, Wachovia deleted several large pre-maturity principal payments, increased the "Applicable Margin" to 4.0%, changed the Company's reporting requirements under the Loan and extended the due date of the Loan (the "Maturity Date") several times. Pursuant to Amendment No. 3 to the Forbearance Agreement ("Amendment No. 3"), dated as of March 1, 2005, the amortization schedule was extended by approximately 16 months and the Maturity Date was extended to March 10, 2008. Under Amendment No. 3, the Company will pay Wachovia principal on the Loan of $66,000 monthly, plus interest. The Company is in technical default of several other provisions of the Loan, the Forbearance Agreement and the amendments to Forbearance Agreement. However, the Company does not believe that Wachovia will issue a note of default for any of these technical defaults.

The Company's $5.0 million distribution financing agreement with Travelers closed on November 1, 2000. On September 24, 2002, the Company received a notice from Travelers alleging that the Company was in default under its distribution financing agreement with Travelers due to nonpayment of a $0.1 million penalty for failure to meet sales production requirements as specified in the debt facility. The Company responded with a letter denying that the Company was in default. Although the Traveler's notice stated that all unpaid interest and principal under the distribution financing agreement were immediately due and payable and that Travelers reserved its rights and remedies under the distribution financing agreement, it also stated that Travelers intended to comply with the terms of the Subordination Agreement between Travelers and Wachovia. The Subordination Agreement greatly restricts the remedies that Travelers could pursue against the Company. No further notices have been received from Travelers. No payments have been made to Travelers since April, 2003. Pursuant to the terms of the Subordination Agreement and the Forbearance Agreement, the Company is not permitted to make payments to Travelers.

On October 30, 2001, the Company borrowed $1.0 million from Rappaport pursuant to a written note without collateral and without stated interest. The Rappaport Loan was due and payable on October 30, 2002. Additionally, the Rappaport Loan provided that: Rappaport receive 100,000 shares of Rule 144 restricted shares of common stock of the Company upon the funding of the Rappaport Loan, subject to adjustment so that the value of the 100,000 shares was $0.3 million when the Rule 144 restrictions were removed; there was a penalty of 50,000 shares to be issued to Rappaport if the Rappaport Loan was not paid when due and an additional penalty of 10,000 shares per month thereafter until the Rappaport Loan was paid in full. On December 26, 2001, Rappaport agreed to subordinate the Rappaport Loan to the $7.0 million Wachovia Loan. In consideration of the subordination, the Rappaport Loan was modified by increasing the 10,000 shares penalty to 15,000 shares per month and by agreeing to issue 50,000 additional shares to Rappaport if the Rappaport Loan was not paid in full by March 31, 2002, subject to adjustment so that the value of the shares issued was $0.2 million when the Rule 144 restrictions were removed. By June 30, 2005, Rappaport had received a total of 1,345,298 shares for all interest and penalties. The Rappaport Loan, together with 785,298 shares of Company common stock held by Rappaport, were sold to a group of Company management and employees on April 29, 2005 in the amount of $0.8 million. The $0.3 million of debt reduction agreed to by the Purchasing Group was recorded to paid-in-capital as the Purchasing Group is a related party. Pursuant to the terms of the Rappaport Loan, this Purchasing Group, as holders of the Rappaport Loan, are entitled to receive, in the aggregate, as interest, 15,000 shares of the Company's common stock monthly while the debt remains unpaid.

If the Company does not comply with the financial covenants and other obligations in its agreements relating to the Wachovia, Travelers or Rappaport loans, or its agreements with other lenders, and such lenders elected to pursue their available remedies, the Company's operations and liquidity would be materially adversely affected and the Company could be forced to cease operations. The Company has retained a financial advisor to assist the Company in further discussions with its lenders. The financial advisor was involved in the Company's discussions with Wachovia that resulted in the Amendment No. 3 described above. There can be no guarantee, however, that the lenders will agree to terms in the future that are more favorable to the Company than the current arrangements with the lenders.

Debt Maturities

The stated maturities of all long term debt due after June 30, 2005, are as follows:

                    2006                 $ 5,823,611
                    2007                     814,320
                    2008                     551,314
                    2009                      19,943
                    2010                      10,028
              Thereafter                      16,418
                                         -----------
                                         $ 7,235,634
                                         ===========

Note: This Debt Maturities schedule reflects the contractual payment terms of the debt maturities, while $1.3 million has been reclassified to current liabilities in the balance sheet since such debt is in technical default.

10. CAPITAL LEASE OBLIGATIONS

The Company is the lessee of certain equipment under capital leases expiring through 2010. The assets and liabilities under capital leases are carried at the lower of the present value of minimum lease payments or the fair market value of the asset. The assets are depreciated over the shorter of their estimated useful lives or their respective lease terms. Depreciation of assets under capital leases is included in depreciation expense.

Minimum future lease payments under capital leases as of June 30, 2005, are as follows:

                                       2006         $ 154,587
                                       2007           130,863
                                       2008            70,100
                                       2009            20,148
                                       2010             6,014
                                 Thereafter                 -
                                                    ---------
                                      Total         $ 381,712
    Less amount representing finance charge            80,983
                                                    ---------
Present value of net minimum lease payments         $ 300,729
                                                    =========

Capital equipment leases have the lease rate factor (finance charge) built into the monthly installment and range from 9.0% to 25.0%.

11. COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under various non-cancelable lease agreements for the rental of office space through 2012. The lease agreements for office space contain escalation clauses based principally upon real estate taxes, building maintenance and utility costs.

The following is a schedule by fiscal year of future minimum rental payments required under operating leases as of June 30, 2005:

                    2006                 $ 2,026,588
                    2007                   1,116,099
                    2008                     685,299
                    2009                     508,657
                    2010                     326,613
              Thereafter                     286,397
                                         -----------
                   Total                 $ 4,949,653
                                         ===========

Operating lease commitment amounts included in table above with respect to the leases assigned to Pinnacle in November 2002 are:

                    2006                     328,328
                    2007                     136,611
                    2008                      34,884
                    2009                           -
                    2010                           -
              Thereafter                           -
                                         -----------
                                             499,823
                                         ===========

Rent expense from continuing operations for the fiscal years ended June 30, 2005, 2004 and 2003 was $1.9 million, $2.0 million, and 2.2 million, respectively.

Professional Liability or Malpractice Insurance

The Company does not maintain any professional liability or malpractice insurance policy for income tax preparation. The Company does maintain an "Errors and Omissions" insurance policy for its securities business. Although the Company believes it complies with all applicable laws and regulations in all material respects, no assurance can be given that the Company will not be subject to professional liability or malpractice suits.

Clearing Agreements

The Company is a party to clearing agreements with unaffiliated correspondent brokers, which in relevant part state that the Company will assume customer obligations in the event of a default. At June 30, 2005, the clearinghouse brokers held approximately $0.2 million of cash as a deposit requirement, which is included in current assets on the balance sheet at June 30, 2005, as a reduction to amounts due to such brokers.

Net Capital Requirements

PCS is subject to the SEC's Uniform Net Capital Rule 15c 3-1, which requires that PCS maintain minimum regulatory net capital of $0.1 million and, in addition, that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed the greater of 15 to one. As of June 30, 2005, the Company was in compliance with these regulations.

Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, PCS executes, as agent, transactions on behalf of customers. These activities may expose the Company to risk in the event customers, other brokers and dealers, banks depositories or clearing organizations are unable to fulfill their contractual obligations. The Company continuously monitors the creditworthiness of customers and third party providers. If the agency transactions do not settle because of failure to perform by either the customer or the counter parties, PCS may be obligated to discharge the obligation of the non-performing party and, as a result, may incur a loss if the market value of the security is different from the contract amount of the transactions.

Litigation

On February 4, 2004, the Company was served with a Summons and a Shareholder's Class Action and Derivative Complaint with the following caption: "Gary Kosseff, Plaintiff, against James Ciocia, Thomas Povinelli, Michael Ryan, Kathryn Travis, Seth A. Akabas, Louis P. Karol, Edward H. Cohen, Steven Gilbert and Doreen Biebusch, Defendants and Gilman & Ciocia, Inc., Nominal Defendant". The action was filed in the Court of Chancery of the State of Delaware in and for New Castle County under Civil Action No. 188-N. The nature of the action is that the Company, its Board of Directors and its management, breached their fiduciary duty of loyalty in connection with the sale of the Pinnacle Purchased Offices. The action alleges that the sale to Pinnacle was for inadequate consideration and without a fairness opinion by independent financial advisors, without independent legal advice and without a thorough evaluation and vote by an independent committee of the Board of Directors. The action prays for the following relief: a declaration that the Company, its Board of Directors and its management breached their fiduciary duty and other duties to the plaintiff and to the other members of the purported class; a rescission of the Asset Purchase Agreement; unspecified monetary damages; and an award to the plaintiff of costs and disbursements, including reasonable legal, expert and accountants fees. On March 15, 2004, counsel for the Company and for all defendants filed a motion to dismiss the lawsuit. On June 18, 2004, counsel for the plaintiff filed an Amended Complaint. On July 12, 2004, counsel for the Company and for all defendants filed a motion to dismiss the Amended Complaint. On March 8, 2005, oral argument was heard on the motion to dismiss, and on July 27, 2005 the case Master delivered his draft report denying the motion. The parties are briefing exceptions to the report, after review of which the Master will deliver his final report. While the Company will vigorously defend itself in this matter, there can be no assurance that this lawsuit will not have a material adverse impact on its financial position.

The Company is the subject of a formal investigation by the SEC. The investigation concerns, among other things, the restatement of the Company's financial results for the fiscal year ended June 30, 2001 and the fiscal quarters ended March 31, 2001, and December 31, 2001 (which have been previously disclosed in the Company's amended quarterly and annual reports for such periods), the Company's delay in filing its 10-K for Fiscal 2002 and 2003, the Company's delay in filing its 10-Q for the quarter ended September 30, 2002, and the Company's past accounting and recordkeeping practices. The Company had previously received informal, non-public inquiries from the SEC regarding certain of these matters. The Company and its executives have complied fully with the SEC's investigation and will continue to comply fully. The Company does not believe that the investigation will have a material effect on the Company's Consolidated Financial Statements.

Subsequent to an NASD examination of PCS, the NASD on August 12, 2005 accepted a Letter of Acceptance, Waiver and Consent ("AWC") submitted by PCS, in which PCS agreed to be censured and fined $0.2 million, and to recompense certain customers of PCS who purchased mutual fund "B" shares. Without admitting or denying the alleged violations, PCS agreed to the findings by the NASD that certain supervisory deficiencies existed between June 2002 and July 2003. The acceptance of the AWC concludes the matter.

On September 6, 2005, the Company received an informal inquiry from the SEC regarding variable annuity sales by the Company's registered representatives during the period January 1, 2002 through August 1, 2005. The Company will cooperate fully with the SEC in connection with this informal inquiry. Management believes that a number of other broker-dealers have received similar informal inquiries. The Company cannot predict whether the SEC will take any enforcement action against the Company based on the variable annuity sales practices of the Company.

The Company and PCS are defendants and respondents in lawsuits and NASD arbitrations in the ordinary course of business. On June 30, 2005, there were 31 pending lawsuits and arbitrations, of which 11 were against PCS or its registered representatives. In accordance with SFAS No. 5 "Accounting for Contingencies," the Company has established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, the Company's management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of the losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect our estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. Management accrued $1.0 million as a reserve for potential settlements, judgments and awards. PCS has errors & omissions coverage that will cover a portion of such matters. In addition, under the PCS registered representatives contract, each registered representative is responsible for covering costs in connection with these claims. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on its financial position.

12. EQUITY COMPENSATION PLANS

Stock Option Agreements and Stock Option Plans

The Company has adopted and the stockholders have approved various stock option plans covering 1,498,697 shares of stock. The Company has granted stock options to employees, directors and consultants pursuant to individual agreements or to its incentive and non-qualified stock option plans. In addition, from time to time, the Company has issued, and in the future may issue additional non-qualified options pursuant to individual option agreements, the terms of which vary from case to case. The Company maintains records of option grants by year, exercise price, vesting schedule and grantee. In certain cases the Company has estimated, based on all available information, the number of such options that were issued pursuant to each plan. The material terms of such option grants vary according to the discretion of the Board of Directors. The Company does not presently intend to issue any additional options under its current option plans, though the Company may adopt a new option plan, and issue additional shares thereunder.

There was no charge to earnings during the Fiscal 2005 related to the issuance of stock options.

The table below summarizes plan and non-plan stock option activity for the fiscal years ended June 30, 2005, 2004 and 2003:

                                                                        Weighted
                                                                         Average
                                                       Number of        Exercise
                                                        Shares            Price
                                                      -------------------------
Outstanding, June 30, 2002                             4,819,594          $7.39
                                                      -------------------------
   Granted (1)                                            80,000           1.04
   Exercised                                                  --             --
   Canceled                                           (2,461,666)          7.92
                                                      -------------------------
Outstanding, June 30, 2003                             2,437,928          $6.63
                                                      -------------------------
   Granted (2)                                            20,000          $1.00
   Exercised                                                  --             --
   Expired                                              (254,885)          9.19
   Canceled                                              (25,477)          5.93
                                                      -------------------------
Outstanding, June 30, 2004                             2,177,566          $6.28
                                                      -------------------------
   Granted                                                    --          $  --
   Exercised                                                  --             --
   Expired                                              (464,385)          4.72
   Canceled                                               (3,231)          3.36
                                                      -------------------------
Outstanding, June 30, 2005                             1,709,950          $6.72
                                                      -------------------------
Exercisable June 30, 2003                              2,044,178          $7.04
Exercisable June 30, 2004                              1,810,066          $6.78
Exercisable June 30, 2005                              1,354,950          $7.48

The weighted average fair value of options granted during the years ended June 30, 2005, 2004, and 2003 are zero, $0.37, $0.57 per option, respectively.

(1) A previously unrecorded Fiscal 2000 option for 10,000 shares is being included as a new Fiscal 2003 grant in lieu of restating prior years option activity results.

(2) Two previously unrecorded Fiscal 2003 options for 10,000 shares each are being included as new Fiscal 2004 grants in lieu of restating prior years option activity results.

                           Stock Option Price Schedule
                               As of June 30, 2005

                                        Weighted
                                        Average       Weighted        Number        Weighted
                       Number of       Remaining       Average     Exercisable      Average
      Range of          Options       Contractual     Exercise       Options        Exercise
   Exercise Price     Outstanding         Life          Price      Outstanding       Price
-----------------------------------------------------------------------------------------------
         $0.01-$2.50         160,000       3               $ 1.21               -        $    -
         $2.51-$5.00         334,450       1               $ 4.40         264,450        $ 4.51
         $5.01-$7.50         638,500       3               $ 6.25         576,000        $ 6.27
        $7.51-$10.00         362,500       3               $ 8.10         300,000        $ 8.13
        Above $10.00         214,500       3               $13.49         214,500        $13.49
                           ---------                                    ---------
                           1,709,950       2               $ 6.72       1,354,950        $ 7.48
                           =========                                    =========

Employee Stock Purchase Plan

On February 1, 2000, the Board of Directors of the Company adopted the Company's "2000 Employee Stock Purchase Plan" (the "2000 ESPP Plan") and on May 5, 2000, the 2000 ESPP Plan became effective upon approval by the stockholders. Under the 2000 ESPP Plan, the Company sold shares of its common stock to participants at a price equal to 85% of the closing price of the common stock on (i) the first business day of a Plan Period or (ii) the Exercise Date (the last day of the plan period), whichever closing price was less. Plan periods were six-month periods commencing January 1 and July 1. The 2000 ESPP Plan was intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code.

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

The 2000 ESPP Plan was terminated by the Board of Directors as of May 1, 2004. The Company is reviewing the ESPP Plan to determine the number of shares to be issued to participants for Fiscal 2002, 2003 and 2004.

13. EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) plan for the benefit of its eligible employees. The Company makes annual matching contributions to the plan at its discretion. The aggregate cost of contributions made by the Company to the 401(k) plan was zero during the fiscal years ended June 30, 2005, 2004 and 2003. The Company has amended its 5500 filings with the IRS for Fiscal 2000 and 2001. The Company has submitted 5500 filings for Fiscal 2002, 2003 and 2004. However, audits for the fiscal periods ended 2002, 2003 and 2004 still need to be completed. As of January 1, 2004, the Board of Directors authorized the Company to adopt a new 401(k) plan. The new 401(k) plan is being administered by Sentinel Benefit and Reliance Trust is the new Trustee of the plan. The new 401(k) plan was implemented by the Company in September 2004.

14. NET EARNINGS /(LOSS) PER SHARE

Basic net earnings/loss per share is computed using the weighted average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in the diluted net earnings/loss per share. The computations of basic and diluted net earnings/loss per share are as follows:

                                                              For Fiscal Years Ended June 30,
                                                         2005               2004              2003
                                                  ----------------------------------------------------
Numerator for basic and diluted
   earnings per share                             $   (1,825,576)    $    5,051,535     $  (13,996,916)

Denominator for basic earnings per share -
   weighted average shares                             9,008,400          9,388,764          9,440,815
Effects of dilutive securites
   Stock options for employees, directors and
   outside consultants                                        --             23,800                 --
                                                  ----------------------------------------------------
Denominator for diluted earnings per share -
   weighted average shares                             9,008,400          9,412,564          9,440,815

Net income/(loss) per share of common stock:
   Basic Net Income/(Loss):
    Income/(Loss) from continuing operations      $        (0.20)    $        (0.11)    $        (0.83)
    Income/(Loss) from discontinued operations    $           --     $         0.65     $        (0.65)
    Net Income/(Loss)                             $        (0.20)    $         0.54     $        (1.48)
   Diluted Net Income/(Loss):
    Income/(Loss) from continuing operations      $        (0.20)    $        (0.11)    $        (0.83)
    Income/(Loss) from discontinued operations    $           --     $         0.65     $        (0.65)
    Net Income/(Loss)                             $        (0.20)    $         0.54     $        (1.48)

15. RELATED PARTY TRANSACTIONS

James Ciocia, Michael Ryan and Kathryn Travis, all Company directors, personally guaranteed the repayment of the Company's distribution financing agreement from Travelers. Messrs. Ciocia and Ryan personally guaranteed the repayment of the Company's loan from Wachovia. Such stockholders received no consideration for such guarantees other than their salaries and other compensation.

Edward H. Cohen is Counsel and a retired partner of the international law firm Katten Muchin Rosenman LLP ("KMR") and is also a director of the Company. Since August 2002, KMR has been outside counsel to the Company and has also, in the past, represented Michael Ryan, the President and Chief Executive Officer and a director of the Company, personally. During Fiscal 2003, 2004 and 2005 the Company paid fees to KMR. Mr. Cohen is to receive 2,000 shares of common stock for his services in Fiscal 2005. An expense of $1,100 was recorded for these shares to be issued.

Michael Ryan and Carole Enisman, the Executive Vice President of Operations, are married.

Michael Ryan is one of the general partners in a limited partnership named Prime Income Partners, L.P., which owns the building in Poughkeepsie, New York occupied by the Company's executive headquarters. During the fiscal year ended June 30, 2005, the Company paid $0.3 million to Prime Income Partners, L.P. for rent and related charges. Management believes the amounts charged to the Company for rent to be commensurate with the rental rate that would be charged to an independent third party.

During Fiscal 2005, Prime Partners, Inc. ("Prime Partners") loaned the Company an aggregate of $1.5 million at an interest rate of 10%. As of June 30, 2005, the Company owed Prime Partners $0.7 million. Michael Ryan is the President, a director and a major stockholder of Prime Partners. In July and August 2005, Prime Partners loaned the Company an additional $0.2 million.

In August of 2002, the Company entered into a promissory note in the amount of $0.1 million with James Ciocia, a Director of the Company. The note pays interest at the rate of 10% per annum. The note shall be payable on demand and may be prepaid in whole or in part at any time and from time to time without premium or penalty. As of June 30, 2005 the principal balance was $67,667.

On December 23, 2003, the Company entered into a promissory note in the amount of $0.2 million with Ted H. Finkelstein, currently the Company's Assistant General Counsel. The note pays interest at the rate of 10% per annum payable monthly. At June 30, 2005, the principal balance the Company owed Mr. Finkelstein was $33,333.

On April 29, 2005, the Rappaport Loan in the amount of $1.0 million, together with 785,298 shares of Company common stock held by Rappaport, were sold to a group of Company management and employees for $0.8 million. Since the resulting debt reduction of $0.3 million agreed to by the Purchasing Group resulted from a related party transaction, paid-in-capital was appropriately increased.

At June 30, 2005 and 2004, the Company owed to related parties $1.6 million and $0.4 million, respectively.

16. SEGMENTS OF BUSINESS

Management believes the Company operates as one segment.

17. TAXES ON INCOME

The provisions for income taxes and income tax benefits in the Consolidated Financial Statements for the June 30 fiscal years consist of the following:

                                                For Fiscal Years Ended June 30,
                                                 2005         2004        2003
                                               ---------------------------------
Current

Federal                                        $     --     $     --    $     --
State and local                                      --       16,600      93,000
                                               ---------------------------------
Total current tax/(benefit) provision          $     --     $ 16,600    $ 93,000

Deferred

Federal                                        $     --     $     --    $     --
State and local                                      --           --          --
                                               ---------------------------------
Total deferred tax/(benefit) provision         $     --     $     --    $     --
                                               ---------------------------------
Total income tax/(benefit) provision           $     --     $ 16,600    $ 93,000
                                               ---------------------------------

A valuation allowance has been established against the deferred tax assets as of June 30, 2005 as the Company has suffered large recurring losses from operations, and management believes that the future tax benefit associated with the deferred tax asset may not be realized.

The Company's net operating loss carry forwards of $16.7 million at June 30, 2005 expire in 2012.

The ability to utilize net operating loss carryovers may be restricted based on Internal Revenue Code Section 382 "changes in ownership."

A reconciliation of the federal statutory rate to the provision for income taxes is as follows:

                                                          For Fiscal Years Ended June 30,
                                            2005                       2004                       2003
                                        ----------------------------------------------------------------------------
Federal income taxes/(benefit)
computed at statutory rates             $  (638,952)     -35.00%   $(1,628,000)     -32.23%    (4,910,000)    -35.08%

State and local taxes/(benefit) net
of federal tax benefit                      (63,895)     -3.50%       (163,000)     -3.23%       (749,000)    -5.35%

Amortization of intangible assets
with no benefit                                  --       0.00%             --       0.00%      1,579,000     11.28%

Other                                        25,000       1.37%         25,000       0.49%        (97,000)    -0.69%

Valuation reserve                           677,847      37.13%      1,743,400      34.96%      4,173,000     30.51%
                                        -----------                -----------                -----------

Total income tax/(benefit) provision    $        --       0.00%    $    16,617       0.00%    $    93,000      0.66%
                                        ===========                ===========                ===========

Note: At June 30, 2005 deferred tax assets were comprised of the following:

Net operating loss carry forward        $ 5,900,000
Intangibles                               1,900,000
Other, net                                  800,000
                                        -----------
   Total
                                          8,600,000
Less Valuation reserve                   (8,600,000)
                                        -----------
   Net                                  $         -
                                        ===========

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                 Income (Loss)
Fiscal                           Before Taxes                                 Net (Loss)               Per Share Weighted
 Year                           From Continuing      Tax Provision           Income From                    Average
 2005        Revenue              Operations           (Benefit)        Continuing Operations      Basic             Diluted
----------------------------------------------------------------------------------------------------------------------------
  Q1       $ 12,657,563          $ (1,223,708)         $        -           $ (1,223,708)        ($0.14)            ($0.14)

  Q2       $ 13,370,940          $    (14,234)         $        -           $    (14,234)         $0.00              $0.00

  Q3       $ 16,238,246          $    718,166          $        -           $    718,166          $0.08              $0.08

  Q4       $ 13,816,041          $ (1,305,800)         $        -           $ (1,305,800)        ($0.14)            ($0.14)

                                 Income (Loss)
Fiscal                           Before Taxes                                 Net (Loss)               Per Share Weighted
 Year                           From Continuing      Tax Provision           Income From                    Average
 2004        Revenue              Operations           (Benefit)        Continuing Operations      Basic             Diluted
----------------------------------------------------------------------------------------------------------------------------
  Q1       $ 13,549,252          $   (327,476)         $    1,200           $   (328,676)        ($0.04)            ($0.04)

  Q2       $ 13,273,521          $ (1,466,533)         $  121,328           $ (1,587,861)        ($0.17)            ($0.17)

  Q3       $ 18,367,936          $  1,666,935          $   18,428           $  1,648,507          $0.18              $0.16

  Q4       $ 14,720,340          $   (892,999)         $ (124,340)          $   (768,659)        ($0.08)            ($0.08)

                                 Income (Loss)
Fiscal                           Before Taxes                                 Net (Loss)               Per Share Weighted
 Year                           From Continuing      Tax Provision           Income From                    Average
 2003        Revenue              Operations           (Benefit)        Continuing Operations      Basic             Diluted
----------------------------------------------------------------------------------------------------------------------------
  Q1       $ 12,726,072          $ (1,226,582)         $   43,000           $ (1,269,582)        ($0.13)            ($0.13)

  Q2       $ 12,953,970          $ (3,327,004)         $   15,000           $ (3,342,004)        ($0.35)            ($0.35)

  Q3       $ 13,791,550          $    273,988          $   15,000           $    258,988          $0.03              $0.03

  Q4 (1)   $ 14,706,371          $ (3,461,577)         $   20,000           $ (3,481,577)        ($0.37)            ($0.37)

(1) Two significant items included in the net loss are the recognition of $3.5 million in impairment losses and increase in legal reserves by $1.0 million.

19. SUBSEQUENT EVENTS

As of August 5, 2005, the Company sold its tax preparation and financial planning businesses associated with its Colorado Springs, Colorado office. The tax preparation business was sold to former employees of the Company for total consideration of $0.4 million, $0.1 million of which was paid in cash to the Company at closing, and $0.3 million of which is subject to a promissory note that matures on January 1, 2012. The financial planning business was sold to a former employee of the Company for total consideration of $47,142, $23,571 of which was paid in cash to the Company at closing, and $23,571 of which is subject to a promissory note that matures on October 1, 2005.

In July and August 2005, Prime Partners loaned the Company an additional $0.2 million.

On September 6, 2005, the Company received an informal inquiry from the SEC regarding variable annuity sales by the Company's registered representatives during the period January 1, 2002 through August 1, 2005. Management believes that a number of other broker-dealers have received similar informal inquiries. The Company will cooperate fully with the SEC in connection with this informal inquiry. The Company cannot predict whether the SEC will take any enforcement action against the Company based on the variable annuity sales practices of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

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

The Company has worked to remediate reportable conditions, has hired a new General Counsel, is seeking additional independent directors, has hired additional staff in the finance department, including a Controller, and will implement enhanced procedures to accelerate improvement of the internal controls.

A material weakness is defined as a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. While the Company did implement specific changes in its internal controls during the fourth quarter of Fiscal 2004, such as improvement in recording commissions earned and tax return billings, and regulatory filings now being filed within the prescribed due dates, such improvements were partially offset by declines in other areas.

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

Item 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

CHANGE IN MANAGEMENT

During Fiscal 2005 Carole Enisman was appointed the Executive Vice President of Operations of the Company and Christopher Kelly was appointed the General Counsel of the Company. Ted Finkelstein resigned as Vice President and General Counsel of the Company.

TABLE OF OFFICERS AND DIRECTORS

The following table sets forth information regarding the executive officers and directors of the Company:

NAME                    AGE      POSITION
James Ciocia            49       Chairman of the Board and Director
Michael Ryan            47       Chief Executive Officer, President and Director
Edward H. Cohen         66       Director
Steven Gilbert          49       Director
Kathryn Travis          57       Secretary and Director
Carole Enisman          46       Executive Vice President of Operations
Christopher Kelly       47       General Counsel
Dennis Conroy           34       Chief Accounting Officer

EXECUTIVE OFFICERS AND DIRECTORS

JAMES CIOCIA, CHAIRMAN. Mr. Ciocia is a principal founder of the Company having opened the Company's first tax preparation office in 1981. In addition to serving the Company as its Chief Executive Officer until November 6, 2000, Mr. Ciocia is a registered representative of PCS. Mr. Ciocia holds a B.S. in Accounting from St. John's University.

MICHAEL RYAN, CHIEF EXECUTIVE OFFICER, PRESIDENT AND DIRECTOR. Mr. Ryan was appointed the Company's President and Chief Executive Officer in August 2002. Mr. Ryan co-founded PCS and has served as its President since its founding in 1987. Mr. Ryan is a founding member and past President of the Mid-Hudson Chapter of the International Association for Financial Planning. Mr. Ryan is a Registered Principal with the NASD and serves on the Independent Firms Committee of the Securities Industry Association. Mr. Ryan holds a B.S. in Finance from Syracuse University. Mr. Ryan was first elected as a director in 1999. Mr. Ryan is married to Ms. Enisman.

EDWARD H. COHEN, DIRECTOR. Mr. Cohen has been Counsel to the international law firm of Katten Muchin Rosenman LLP since February 2002, and was prior thereto a partner in the firm (with which he was affiliated since 1963). During Fiscal 2003, 2004 and 2005 the Company paid fees to KMR. Mr. Cohen is a director of Phillips-Van Heusen Corporation, a manufacturer and marketer of apparel and footwear, Franklin Electronic Publishers, Incorporated, an electronic publishing company, Levcor International, Inc., a marketer of craft items to mass merchants, and Merrimac Industries, Inc., a manufacturer of passive RF and microwave components for industry, government and science.

STEVEN GILBERT, DIRECTOR. Mr. Gilbert is the head of the Company's Clearwater, Florida office. His responsibilities include the training of sales representatives and general management of the Company's Clearwater office. Mr. Gilbert has also historically been one of PCS's most productive registered representatives. On August 1, 2005, Mr. Gilbert filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code.

KATHRYN TRAVIS, SECRETARY AND DIRECTOR. Ms. Travis began her career with the Company in 1986 as an accountant and has served as Secretary and a director since November 1989. Ms. Travis currently supervises all tax preparation personnel and she is a registered representative of PCS. Ms. Travis holds a B.A. in Mathematics from the College of New Rochelle.

CAROLE ENISMAN, EXECUTIVE VICE PRESIDENT OF OPERATIONS. Ms. Enisman was appointed the Executive Vice President of Operations of the Company on November 15, 2004. Ms. Enisman began her career with the Company in 1990 as a Financial Planner. She served as Director of Operations and then Senior Vice President of Operations of PCS from 1994-1999. Ms. Enisman has been the Chief Operating Officer of PCS since April 5, 1999. Ms. Enisman graduated from the University of Miami (Florida) with degrees in Economics and Political Science.

CHRISTOPHER KELLY, GENERAL COUNSEL. Mr. Kelly was appointed General Counsel of the Company on October 13, 2004. Prior thereto, Mr. Kelly was a Managing Director, General Counsel and Chief Compliance Officer for Cypress Associates LLC, a New York based investment banking firm and broker-dealer. Prior thereto, Mr. Kelly was a partner (non-equity) in Proskauer Rose LLP, an international law firm headquartered in New York. Mr. Kelly graduated with High Honors from the University of Virginia and the University of Virginia School of Law.

DENNIS CONROY, CHIEF ACCOUNTING OFFICER. Mr. Conroy began his career with the Company in 1998 as an accountant for its PFS subsidiary. He was appointed as the Company's Chief Accounting Officer effective January 6, 2004. He has a Bachelor of Science degree in Accounting. He is a registered Financial and Operations Principle with the NASD.

Each director holds office until the annual meeting of shareholders of the Company next succeeding his election and until his successor is duly elected and qualified. The Company's executive officers serve at the discretion of the Board of Directors.

AUDIT COMMITTEE

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

CODE OF ETHICS

On January 16, 2004, the Company adopted a Code of Ethics that applies to its Chief Executive Officer and its principal financial and accounting officer. A copy of the Code of Ethics is filed as Exhibit 14 to the Company's 10-K for the year ended June 30, 2003.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. The SEC requires such officers, directors and greater than 10% shareholders to furnish to the Company copies of all forms that they file under Section 16(a).

To the Company's knowledge, all officers, directors and/or greater than 10% shareholders of the Company complied with all Section 16(a) filing requirements prior to the filing of this 10-K except that (i) Dennis Conroy filed late his Initial Statement of Beneficial Ownership of Securities on Form 3 and (ii) although the Company believes Rappaport owned more than 10% of the Company's outstanding common stock based on the number of shares previously issued to Rappaport by the Company, to the Company's knowledge no Section 16 forms were filed by Rappaport during the year ended June 30, 2005.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table sets forth the compensation of the Chief Executive Officer, and the five other most highly compensated executive officers (collectively, the "Named Executive Officers"), and information with respect to annual and long-term compensation earned during the last three fiscal years:

SUMMARY COMPENSATION TABLE

                                                                                   Other Annual
                                            Fiscal                                  Compensation      All Other
                                             Year        Salary          Bonus         (3)           Compensation
                                            ---------------------------------------------------------------------
Michael Ryan, President and Chief
Executive Officer  and Director              2005       $279,789       $     --       $ 68,166       $ 31,117 (1)
                                             2004        291,077             --         19,759         29,869 (1)
                                             2003        195,693             --             --         19,238 (2)

Carole Enisman, Executive Vice               2005       $201,882       $     --       $  4,313       $ 13,731 (2)
   President of Operations (4)               2004        208,892             --         19,816         15,283 (2)
                                             2003        181,269             --             --             --

Kathryn Travis, Vice President               2005       $204,000       $     --       $     --       $  8,400 (2)
   and Director                              2004        204,000             --             --          8,658 (2)
                                             2003        138,421             --             --          9,259 (2)

Christopher Kelly, General Counsel (5)       2005       $115,192       $  1,442       $     --       $     --
                                             2004             --             --             --             --
                                             2003             --             --             --             --

Ted Finkelstein, Vice President              2005       $117,481       $    962       $     --       $     --
   and General Counsel (6)                   2004        160,000             --             --             --
                                             2003        157,617             --             --             --

Dennis Conroy, Chief Accounting              2005       $126,154       $  1,923       $     --       $     --
   Officer (7)                               2004        113,846             --             --             --
                                             2003        111,923          2,404             --             --

(1)   Auto expense and club membership
(2)   Auto expense
(3)   Compensation earned in prior years
(4) Ms. Enisman was appointed Executive Vice President of Operations on November 15, 2004
(5) Mr. Kelly commenced employment with the Company and was appointed General Counsel on October 13, 2004
(6) Mr. Finkelstein resigned as General Counsel on October 13, 2004 and resigned as Vice President on March 1, 2005
(7)   Mr. Conroy was appointed Chief Accounting Officer on January 6, 2004

INSURANCE

On June 30, 2005, the Company maintained $2.0 million Key Man life insurance policies on James Ciocia and Michael Ryan. These policies are pledged to Wachovia as collateral security for the Company's financing with Wachovia.

DIRECTORS

Independent directors are paid $12,500 per year plus $500 per meeting attended (in person or telephonically). In addition, the independent director is entitled to receive either a five-year option with respect to 3,000 shares or 4,000 shares of restricted stock.

OPTION GRANTS

The Company did not grant any options to purchase shares of common stock to the Named Executive Officers during Fiscal 2005.

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND 2004 YEAR-END OPTION VALUES

The following table sets forth for each of the Named Executive Officers (i) the number of options exercised during Fiscal 2005, (ii) the total number of unexercised options for common stock (exercisable and un-exercisable) held at June 30, 2005, and (iii) the value of those options that were in-the-money on June 30, 2005, based on the difference between the closing price of our common stock on June 30, 2005 and the exercise price of the options on that date.

                                                               NUMBER OF SECURITIES UNDERLYING          VALUE OF UNEXERCISED
                                                                 UNEXERCISED STOCK OPTIONS AT       IN-THE-MONEY STOCK OPTIONS AT
                                                                       FISCAL YEAR END                    FISCAL YEAR END

                                   Shares         Value          Exercisable   Un-Exercisable      Exercisable     Un-Exercisable
                                 Acquired on    Realized
                                  Exercise
Michael Ryan, President and
Chief Executive Officer and
Director                         -              $  -               500,000        -                  $     -         $     -

Carole Enisman, Executive
Vice President of Operations     -              $  -                15,000        -                  $     -         $     -

Kathryn Travis, Secretary
and Director                     -              $  -                     -        -                  $     -         $     -

Christopher Kelly, General
Counsel                          -              $  -                     -        -                  $     -         $     -

Ted H. Finkelstein, Vice
President and General Counsel    -              $  -                10,000        -                  $     -         $     -

Dennis Conroy, Chief
Accounting Officer               -              $  -                     -        -                  $     -         $     -

AGREEMENT WITH EXECUTIVE OFFICER

The Company has entered into an agreement with Mr. Kelly providing for a base salary of $190,000 and a minimum bonus of $40,000. Pursuant to the agreement, management has also agreed to support the implementation of a Company-wide stock incentive plan, a stock purchase plan for senior management and top producers and change-in-control severance agreements for senior management.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Board of Directors does not have a Compensation Committee. The entire Board undertakes the duties of a Compensation Committee. Mr. Ryan, the President and Chief Executive Officer of the Company, and a director, participated in deliberations of the Board concerning executive officer compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

5% HOLDERS

The following table sets forth as of June 30, 2005 the holdings of the only persons known to the Company to beneficially own more than 5% of the Company's outstanding common stock, the only class of voting securities issued by the Company. Except as indicated in the footnotes to this table and the table following and pursuant to applicable community property laws, the persons named in the table and the table following have sole voting and investment power with respect to all shares of common stock. For each individual or group included in the table and the table following, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the 9,083,038 shares of common stock outstanding as of June 30, 2005 and the number of shares of common stock that such person or group had the right to acquire within 60 days of June 30, 2005, including, but not limited to, upon the exercise of options.

                                                AMOUNT AND NATURE OF                 PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER            BENEFICIAL OWNERSHIP                     CLASS
Michael Ryan
11 Raymond Avenue
Poughkeepsie, NY 12603                             2,112,766 (1)                         22.0%

Ralph Porpora
11 Raymond Avenue
Poughkeepsie, NY 12603                             1,577,597 (2)                         17.4%

Prime Partners, Inc.
11 Raymond Avenue
Poughkeepsie, NY 12603                             1,574,866                             17.3%

James Ciocia
16626 N. Dale Mabry Highway
Tampa, FL 33618                                      564,816 (3)                          6.2%

Rappaport Gamma Limited Partnership
13907 Carrolwood Village Run
Tampa, FL 33624                                      560,000                              6.2%

(1) 6,000 shares are beneficially owned by Mr. Ryan personally, 26,200 shares (including 15,000 shares issuable upon the exercise of options) are beneficially owned by Mr. Ryan's wife, Carole Enisman (the Executive Vice President of Operations of the Company), 5,700 shares are beneficially owned by Prudential Serls Prime Properties (of which Mr. Ryan is a director and significant shareholder) and 1,574,866 shares are beneficially owned by Prime Partners. Mr. Ryan is a shareholder, officer and director of Prime Partners. Includes 250,000 shares issuable to Mr. Ryan upon exercise of stock options at a price of $6.00 per share and 250,000 shares issuable to Mr. Ryan upon exercise of stock options at a price of $8.00 per share. Mr. Ryan disclaims beneficial ownership of the 26,200 shares beneficially owned by Ms. Enisman, and the 5,700 shares owned by Prudential Serls Prime Properties.

(2) Includes 1,574,866 shares beneficially owned by Prime Partners and 2,731 shares issuable to Mr. Porpora upon the exercise of stock options at a price of $2.875 per share. Mr. Porpora is a shareholder, officer and director of Prime Partners.

(3) 555,716 of such shares are held jointly with Tracy Ciocia, Mr. Ciocia's wife. 9,100 shares are held as custodian for Mr. Ciocia's sons.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth as of June 30, 2005 the beneficial ownership of our common stock by (i) each Company director, (ii), each Named Executive Officer and (iii) the directors and Named Executive Officers as a group.

                                                AMOUNT AND NATURE OF                 PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER            BENEFICIAL OWNERSHIP                     CLASS
James Ciocia
16626 N. Dale Mabry Highway
Tampa, FL 33618                                      564,816 (1)                          6.2%

Michael Ryan
11 Raymond Avenue
Poughkeepsie, NY 12603                             2,112,766 (2)                         22.0%

Edward H. Cohen
45 Club Pointe Drive                                       -                                -
White Plains, New York, NY 10605

Steven Gilbert
2420 Enterprise Road, Suite 100
Clearwater, FL 33763                                 352,224 (3)                          3.8%

Kathryn Travis
375 North Broadway
Suite 203
Jericho, NY 11753                                    208,996                              2.3%

Carole Enisman
11 Raymond Avenue
Poughkeepsie, NY 12603                                26,200 (4)                           *

Christopher Kelly
11 Raymond Avenue
Poughkeepsie, NY 12603                               103,512                              1.1%

Ted Finkelstein
11 Raymond Avenue
Poughkeepsie, NY 12603                               191,601 (5)                          2.1%

Dennis Conroy
11 Raymond Avenue
Poughkeepsie, NY 12603                                40,015                               *

Directors and Named Executive Officers as a
Group (nine persons)                               3,573,930                             36.5%

*     Less than 1.0%

(1) 555,716 of such shares are held jointly with Tracy Ciocia, Mr. Ciocia's wife. 9,100 shares are hold as custodian for Mr. Ciocia's sons.

(2) 6,000 shares are beneficially owned by Mr. Ryan personally, 26,200 shares are beneficially owned by Mr. Ryan's wife, Carole Enisman (the Executive Vice President of Operations of the Company), 5,700 shares are beneficially owned by Prudential Serls Prime Properties (of which Mr. Ryan is a director and significant shareholder) and 1,574,866 shares are beneficially owned by Prime Partners. Mr. Ryan is a shareholder, officer and director of Prime Partners. Includes 250,000 shares issuable to Mr. Ryan upon exercise of stock options at a price of $6.00 per share and 250,000 shares issuable to Mr. Ryan upon exercise of stock options at a price of $8.00 per share. Mr. Ryan disclaims beneficial ownership of the 26,200 shares beneficially owned by Ms. Enisman, and the 5,700 shares owned by Prudential Serls Prime Properties.

(3) Includes 69,927 shares owned by Randi Gilbert, Mr. Gilbert's wife, and 30,000 shares held as custodian for Mr. Gilbert's sons. Mr. Gilbert disclaims beneficial ownership of the 69,927 shares beneficially owned by Randi Gilbert. In addition, includes 100,000 shares, 75,000 shares and 7,370 shares issuable upon exercise of options at $4.75, $13.75 and $2.875, respectively, per share.

(4) Includes 15,000 shares issuable upon the exercise of options at a price of $6.00.

(5) Includes 10,000 shares issuable upon the exercise of options at a price of $6.00.

See Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" and Note 12 to Notes to Consolidated Financial Statements for a discussion of Company stock option plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

James Ciocia, our Chairman of the Board and a financial planner for the Company, receives commissions based on a variable percentage of his own business production and under which he received an aggregate of $0.6 million in Fiscal 2005.

Michael Ryan, the Company's Chief Executive Officer and President, is one of the general partners in a limited partnership called Prime Income Partners, L.P. which owns the building in Poughkeepsie, New York occupied by the home office of the Company. During Fiscal 2005, the Company paid $0.3 million to Prime Income Partners, L.P. for rent and related charges. Management believes the amounts charged to the Company for rent to be commensurate with the rental rate that would be charged to an independent third party.

Mr. Ryan is a director, the President and a major stockholder of Prime Partners. In Fiscal 2005, Prime Partners extended short-term loans to the Company in the aggregate amount of $1.5 million for working capital purposes. The loans pay 10% interest per annum. As of June 30, 2005, the Company owed Prime Partners $0.7 million.

Edward H. Cohen is Counsel to and a retired partner of the law firm Katten Muchin Rosenman LLP and also a director of the Company. Since August 2002, KMR has been outside counsel to the Company and has also, in the past, represented Michael Ryan personally. During Fiscal 2005, the Company paid fees to KMR.

Steven Gilbert, a director of the Company, received in his capacity as national sales manager a base salary of $240,000 and in addition earned commissions based on a percentage of his own business production. Mr. Gilbert's base salary component was terminated during Fiscal 2005 and his current compensation is based on a variable percentage of his own business production and a contract fee dependent on maintaining at least 75% of his average quarterly production for the prior calendar year. Mr. Gilbert received an aggregate of $0.7 million in Fiscal 2005. Mr. Gilbert also received in Fiscal 2005 a car allowance of $10,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to Radin Glass for professional services rendered to the Company for the audit of the Company's annual financial statements for the fiscal years ended June 30, 2005, and 2004, for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for those fiscal years, and for other services rendered on behalf of the Company during those fiscal years. All of such fees were pre-approved by the Company Board of Directors.

                                   Fiscal 2005                    Fiscal 2004

Audit Fees                         $230,000                       $293,000  (1)

Audit-Related Fees                      -                              -

Tax Fees                           $ 40,000                       $ 40,000

All Other Fees                          -                              -

(1)   Included $63,000 in fees related to the re-audit of Fiscal 2002.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this report:

(1)   Financial Statements: See Index to Consolidated Financial Statements at
      Item 8 of this report.

(2) Financial Statement Schedule: See Notes to Consolidated Financial Statements at Item 8 of this report.

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

10.3 Stock Purchase Agreement dated as of January 1, 2004 between Registrant and Daniel Levy and Joseph Clinard, incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

10.4 Agreement with Christopher Kelly, incorporated by reference to Exhibit 10.1 in the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.4 Agreement with Steven J. Gilbert, incorporated by reference to Exhibit 10.2 in the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

14.1 Code of Ethics incorporated by reference to Exhibit 14.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

21 List of Subsidiaries.

31.1 Rule 13a-14(a) Certification of Chief Executive Officer.

31.2 Rule 13a-14(a) Certification of Chief Accounting Officer.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.

32.2 Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.

99.1 Letter from Grant Thornton dated February 13, 2004, incorporated by reference to Exhibit 99.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(b) Reports on Form 8-K

Current Reports on Form 8-K were filed on April 28 and May 13, 2005.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GILMAN + CIOCIA, INC.


Dated: September 27, 2005                        By /s/ Michael Ryan
                                                 Chief Executive Officer


Dated: September 27, 2005                        By /s/ Dennis Conroy
                                                 Principal Financial Officer and
                                                 Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 27th day of September, 2005.

                                                 /s/ James Ciocia, Chairman

                                                 /s/ Edward H. Cohen, Director

                                                 /s/ Steven Gilbert, Director

                                                 /s/ Michael Ryan, Director

                                                 /s/ Kathryn Travis, Director