Form 10-Q
period 2005-09-30
GILMAN & CIOCIA INC
filed 2005-11-15
CIK 914142

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

               For the quarterly period ended September 30, 2005

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from ________

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) |_| Yes |X| No

      As of November 11, 2005, 9,133,223 shares of the issuer's common stock, $0.01 par value, were outstanding.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS                                                           Page

        Consolidated Balance Sheets as of September 30, 2005 and June 30, 2005            3

        Consolidated Statements of Operations for the Three Months
        Ended September 30, 2005 and September 30, 2004                                   4

        Consolidated Statements of Cash Flows for the Three
        Months Ended September 30, 2005 and September 30, 2004                            5

        Supplemental Disclosures to Consolidated Statements of Cash Flows                 6

        Notes to Consolidated Financial Statements                                        7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                              14

Item 3. Quantitative and Qualitative Disclosures About Market Risk                       20

Item 4. Controls and Procedures                                                          20

PART II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities                                                  21

Item 6. Exhibits                                                                         21

SIGNATURES                                                                               22

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                                              Unaudited        Audited
                                                                            September 30,      June 30,
                                                                                2005             2005
                                                                            -------------    ------------
Assets

Cash & Cash Equivalents                                                     $    390,030     $    667,054
Marketable Securities                                                            361,397          511,832
Trade Accounts Receivable, Net                                                 3,542,579        3,102,521
Receivables from Officers, Shareholders
     and employees, net                                                          306,488          285,556
Due From Office Sales - Current                                                  255,861          280,719
Prepaids and Other Current Assets                                                590,749          905,277
                                                                            -----------------------------
     Total Current Assets                                                      5,447,104        5,752,959

Property and Equipment (less accumulated depreciation of $5,202,831
   at September 30, 2005 and $5,090,906 at June 30, 2005)                        955,330        1,040,725
Goodwill                                                                       3,837,087        3,837,087
Intangible Assets (less accumulated amortization of $4,845,888 at
   September 30, 2005 and $4,908,805 at June 30, 2005)                         4,740,890        5,311,002
Due from Office Sales - Non Current                                              891,492          700,781
Other Assets                                                                     506,458          493,158
                                                                            -----------------------------
     Total Assets                                                           $ 16,378,361     $ 17,135,712
                                                                            =============================

Liabilities and Shareholders' Equity (Deficit)

Accounts Payable and Accrued Expenses                                       $ 10,703,259     $ 10,452,087
Current Portion of Notes Payable and Capital Leases                            6,848,862        7,253,939
Deferred Income                                                                  188,866          310,800
Due to Related Parties                                                         2,030,507        1,568,809
                                                                            -----------------------------
     Total Current Liabilities                                                19,771,494       19,585,635

Deferred Income Long Term                                                        195,833               --
Long Term Portion of Notes Payable and Capital Leases                            290,553          282,424
                                                                            -----------------------------
     Total Liabilities                                                      $ 20,257,880     $ 19,868,059

Shareholders' Equity (Deficit)

Preferred Stock, $0.001 par value; 100,000 shares authorized; no
   shares issued and outstanding at September 30, 2005 and June 30, 2005    $         --     $         --
Common Stock, $0.01 par value 20,000,000 shares authorized; 10,426,061
   at September 30, 2005 and 10,409,876 shares issued at June 30, 2005           104,260          104,098
Additional Paid in Capital                                                    30,215,481       30,207,474
Treasury Stock 1,326,838 at September 30, 2005 and June 30, 2005
   shares of common stock, at cost                                            (1,306,288)      (1,306,288)
Retained Deficit                                                             (32,892,972)     (31,737,631)
                                                                            -----------------------------
     Total Shareholders' Equity (Deficit)                                     (3,879,519)      (2,732,347)
                                                                            -----------------------------
Total Liabilities & Shareholders' Equity (Deficit)                          $ 16,378,361     $ 17,135,712
                                                                            =============================

See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For the Three Months Ended
                                                           September 30,
                                                       2005             2004
                                                  -----------------------------
Revenues
  Financial Planning Services                     $ 12,027,603     $ 12,212,937
  Tax Preparation Fees                                 462,826          517,062
                                                  -----------------------------
     Total Revenues                                 12,490,429       12,729,999
                                                  -----------------------------
Cost of Sales/Commissions                            7,726,643        7,915,643
                                                  -----------------------------
     Gross Profit                                    4,763,786        4,814,356
                                                  -----------------------------

Operating Expenses
  Salaries                                           2,321,270        2,505,660
  General & Administrative                           1,903,952        2,020,081
  Advertising                                          302,944          258,662
  Brokerage Fees & Licenses                            446,945          358,323
  Rent                                                 508,917          463,746
  Depreciation & Amortization                          263,931          310,623
                                                  -----------------------------
     Total Operating Expenses                        5,747,959        5,917,095
                                                  -----------------------------

Loss from Continuing Operations
  Before Other Income and Expenses                    (984,173)      (1,102,739)
                                                  -----------------------------
Other Income/(Expenses)
  Interest and Investment Income                        20,388           51,183
  Interest Expense                                    (206,693)        (205,949)
  Other Income/(Expense), Net                           15,138           33,797
                                                  -----------------------------
     Total Other Income/(Expense)                     (171,167)        (120,969)
                                                  -----------------------------
Loss from Continuing Operations
  Before Income Taxes                               (1,155,340)      (1,223,708)
                                                  -----------------------------
  Income Taxes/(Benefit)                                    --               --
                                                  -----------------------------
     Net Income/(Loss)                              (1,155,340)      (1,223,708)
                                                  =============================

Weighted Average Number of Common
  Shares Outstanding
  Basic Shares                                       9,114,421        8,810,275
  Diluted Shares                                     9,114,421        8,810,275
  Basic Net Income/(Loss) Per Share:
  Loss from Continuing Operations                 $      (0.13)    $      (0.14)
  Net Income/(Loss)                               $      (0.13)    $      (0.14)
  Diluted Net Income/(Loss) Per Share:
  Loss from Continuing Operations                 $      (0.13)    $      (0.14)
  Net Income/(Loss)                               $      (0.13)    $      (0.14)

See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the Three Months Ended
                                                                               September 30,
                                                                          2005            2004
                                                                       ---------------------------
Cash Flows from Operating Activities:
Net Loss:                                                              $(1,155,340)    $(1,223,708)

Adjustments to reconcile net loss to net cash provided by/(used in)
   operating activities:
Depreciation and amortization                                              263,931         268,154
Issuance of common stock for debt default penalties and interest             8,169          23,537
Amortization of debt discount                                               25,815          42,469
(Gain)/loss on sale of discontinued operations                             (15,114)             --
(Gain)/loss on sale of equipment and properties                                 --         (31,182)
Due from office sales                                                      148,414          67,788

Changes in assets and  liabilities:
Accounts receivable, net                                                  (440,056)        367,137
Prepaid and other current assets                                           319,175         217,390
Change in marketable securities                                            150,435         584,509
Receivables from officers, shareholders and employees                      (20,933)          3,512
Other assets                                                               (17,949)         22,631
Accounts payable and accrued expenses                                      251,176        (263,896)
Other liabilities                                                           73,899              --
                                                                       ---------------------------
Net cash provided by/(used in) operating activities:                   $  (408,378)    $    78,341

Cash Flows from Investing Activities:
Capital expenditures                                                       (53,844)        (19,181)
Cash paid for acquisitions, net of cash acquired                           (14,914)         (8,487)
Proceeds from the sale of discontinued operations                          161,179              --
Proceeds from the sale of property and equipment                                --         293,750
                                                                       ---------------------------
Net cash provided by/(used in) investing activities:                   $    92,421     $   266,082

Cash Flows from Financing Activities:
Proceeds from bank and other loans                                         472,645         590,000
Payments of bank loans and capital lease obligations                      (433,712)       (757,130)
                                                                       ---------------------------
Net cash provided by/(used in) financing activities:                   $    38,933     $  (167,130)

Net change in cash and cash equivalents                                $  (277,024)    $   177,293
Cash and cash equivalents at beginning of period                       $   667,054     $   498,545
Cash and cash equivalents at end of period                             $   390,030     $   675,838

See Notes to the Consolidated Financial Statements and Supplemental Disclosures to Consolidated Statements of Cash Flows

        Supplemental Disclosures to Consolidated Statements of Cash Flows

                                                      For the Three Months Ended
                                                             September 30,
                                                           2005        2004
                                                      --------------------------

Cash Flow Information
Cash payments during the year for:
   Interest                                              $ 93,548    $205,949

Supplemental Disclosure of Non-Cash Transactions
Common stock issued in connection with
   acquisitions/other                                    $  8,008    $  5,760
Issuance of common stock for debt default
   penalties and interest                                $     --    $ 23,537
Equipment acquired under capital leases                  $ 26,038    $     --

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

Description of the Company and Overview

Gilman + Ciocia, Inc. (together with its wholly owned subsidiaries, the "Company") is a corporation that was organized in 1981 under the laws of the State of New York and reincorporated under the laws of the State of Delaware in 1993. The Company provides federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets, and financial planning services, including securities brokerage, insurance and mortgage agency services. For the fiscal year ended June 30, 2005, approximately 88.0% of the Company's revenues were derived from commissions on financial planning services and approximately 12.0% were derived from fees for tax preparation services. For the three months ended September 30, 2005, approximately 96.0% of the Company's revenues were derived from financial planning services. As of September 30, 2005, the Company had 34 offices operating in four states (New York, New Jersey, Connecticut and Florida). The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K can be obtained, free of charge, on the Company's web site at www.gilcio.com.

As a result of a number of defaults under its agreements with Wachovia Bank, National Association ("Wachovia"), on November 27, 2002 the Company entered into a debt forbearance agreement with Wachovia and subsequently amended the debt forbearance agreement as of June 18, 2003, March 4, 2004 and March 1, 2005. Another of the Company's lenders, Travelers Insurance Company ("Travelers"), has claimed several defaults under its distribution financing agreement with the Company, but acknowledged that it was subject to the terms of a subordination agreement with Wachovia (the "Subordination Agreement"), which restricts the remedies it can pursue against the Company. The Company's debt to Rappaport Gamma Limited Partnership (the "Rappaport Loan") was due on October 30, 2002. The Rappaport Loan is subordinated to the Wachovia loan. The Rappaport Loan was sold to a group of Company management and employees (the "Purchasing Group") on April 29, 2005. The members of the Purchasing Group include Prime Partners, Inc., a corporation controlled by Michael Ryan, the President and Chief Executive Officer and a director of the Company, James Ciocia, the Chairman of the Company, Christopher Kelly, the General Counsel of the Company, Kathryn Travis, the Secretary and a director of the Company, Dennis Conroy, the Chief Accounting Officer of the Company, Ted Finkelstein, the Assistant General Counsel of the Company, and certain other Company employees. The Purchasing Group has agreed to reduce the principal balance of the Rappaport Loan from $1.0 million to $750,000 and extend the maturity date to April 29, 2009. The Purchasing Group, as holders of the Rappaport Loan, are entitled to receive, in the aggregate, 180,000 shares of the Company's common stock annually while the debt remains unpaid. As a result of these defaults, the Company's debt as to those lenders has been classified as current liabilities on its financial statements. Upon the purchase of the Rappaport Loan by the Purchasing Group, however, the Rappaport Loan was reclassified as a related transaction. See Note 7 to Notes to Consolidated Financial Statements for a discussion of the Company's debt.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The Consolidated Balance Sheets as of September 30, 2005, the Consolidated Statements of Operations for the three months ended September 30, 2005 and 2004 and the Consolidated Statements of Cash Flows for the three months ended September 30, 2005 and 2004 are unaudited. The Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three months ended September 30, 2005 are not necessarily indicative of the results to be expected for any other interim period or any future year. These Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Furthermore, the Company, including its wholly owned subsidiary Prime Capital Services, Inc. ("PCS"), has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with PCS. Under the PCS registered representatives contract, each registered representative has indemnified the Company for these claims. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies," the Company has established liabilities for potential losses from such arbitrations and other legal actions, investigations and proceedings. In establishing these liabilities, the Company's management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many such arbitrations and other legal actions, investigations and proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect our estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of such matters, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. As of September 30, 2005, the Company has accrued approximately $0.9 million for these matters. A majority of these claims are covered by the Company's errors and omissions insurance policy. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these matters will not have a material adverse impact on its financial position.

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

Revenue Recognition

The Company recognizes all revenues associated with income tax preparation, accounting services and asset management fees upon completion of the services. Financial planning services include securities and other transactions. The related commission revenue and expenses are recognized on a trade-date basis.

Stock-based Compensation

At September 30, 2005, the Company had various stock-based employee compensation plans. Prior to 2000, the Company accounted for plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Effective July 1, 2000, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-based Compensation", prospectively to all employee awards granted, modified, or settled after January 1, 2002. Awards under the Company's plans vest over periods ranging from immediately to five years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the three months ended September 30, 2005 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                   For the three months ended
                                                          September 30,
                                                     2005              2004
                                                -------------------------------

Net Income/(Loss) as reported                   $  (1,155,340)    $  (1,223,708)

Add: Stock-based employee compensation
   expenses included in reported net
   income/(loss), net of related tax effects               --                --

Deduct: Total stock-based compensation
   expense determined under fair value based
   method for all awards, net of related taxes  $      43,177                --
                                                -------------------------------

Proforma Net Income/(Loss)                      $  (1,198,517)    $  (1,223,708)

Basic and diluted earnings/(loss) per share:
As reported - Basic                             $       (0.13)    $       (0.14)
Proforma - Basic                                $       (0.13)    $       (0.14)

As reported - Diluted                           $       (0.13)    $       (0.14)
Proforma - Diluted                              $       (0.13)    $       (0.14)

The effects of applying SFAS No. 123 in the proforma net loss disclosures above are not likely to be representative of the effects on proforma disclosures of future years.

Net Income (Loss) Per Share

In accordance with SFAS No. 128, "Earnings Per Share", basic net income/(loss) per share is computed using the weighted average number of common shares outstanding during each period. Differences between basic and diluted shares are due to the assumed exercise of stock options included in the diluted loss per share computation.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, and accounts payable, approximated fair value as of September 30, 2005, because of the relatively short-term maturity of these instruments and their market interest rates. Since the long term debt is in default, it is not possible to estimate its value.

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

Other Significant Accounting Policies

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. These policies require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standard setters appear likely to cause a material change in the Company's accounting policies, outcomes cannot be predicted with confidence. Refer to Note 2 to Consolidated Financial Statements included in the Company's Annual Form 10-K for fiscal 2005, which discusses accounting policies that must be selected by management when there are acceptable alternatives.

3. RECENT ACCOUNTING PRONOUNCEMENTS

There have been no new accounting pronouncements or significant changes to accounting pronouncements during the quarter ended September 30, 2005 that the Company expects will have a material impact on the Company's financial statements. See Note 2 to Notes to Consolidated Financial Statements included in the Company's Fiscal 2005 10-K.

4. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has renewed its clearing agreement for a five-year term beginning September 2005. The economic terms will be amortized over the five-year term of this agreement ratably.

Litigation

On February 4, 2004, the Company was served with a Summons and a Shareholder's Class Action and Derivative Complaint with the following caption: "Gary Kosseff, Plaintiff, against James Ciocia, Thomas Povinelli, Michael P. Ryan, Kathryn Travis, Seth A. Akabas, Louis P. Karol, Edward H. Cohen, Steven Gilbert and Doreen Biebusch, Defendants and Gilman & Ciocia, Inc., Nominal Defendant". The action was filed in the Court of Chancery of the State of Delaware in and for New Castle County under Civil Action No. 188-N. The nature of the action is that the Company, its Board of Directors and its management, breached their fiduciary duty of loyalty in connection with the sale of offices to Pinnacle Taxx Advisors, LLC ("Pinnacle") in 2002. The action alleges that the sale to Pinnacle was for inadequate consideration and without a fairness opinion by independent financial advisors, without independent legal advice and without a thorough evaluation and vote by an independent committee of the Board of Directors. The action prays for the following relief: a declaration that the Company, its Board of Directors and its management breached their fiduciary duty and other duties to the plaintiff and to the other members of the purported class; a rescission of the Asset Purchase Agreement; unspecified monetary damages; and an award to the plaintiff of costs and disbursements, including reasonable legal, expert and accountants fees. On March 15, 2004, counsel for the Company and for all defendants filed a motion to dismiss the lawsuit. On June 18, 2004, counsel for the plaintiff filed an Amended Complaint. On July 12, 2004, counsel for the

Company and for all defendants filed a motion to dismiss the Amended Complaint. On March 8, 2005, oral argument was heard on the motion to dismiss, and on July 29, 2005 the case Master delivered his draft report denying the motion. The parties are briefing exceptions to the report, after review of which the Master will deliver his final report. While the Company will vigorously defend itself in this matter, there can be no assurance that this lawsuit will not have a material adverse impact on its financial position.

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

The Company and PCS are defendants and respondents in lawsuits and NASD arbitrations in the ordinary course of business. On September 30, 2005, there were 35 pending lawsuits and arbitrations, of which 17 were against PCS and/or its registered representatives. In accordance with SFAS No. 5 "Accounting for Contingencies," the Company has established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, the Company's management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of the losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect our estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. Management accrued $0.9 million as a reserve for potential settlements, judgments and awards. PCS has errors & omissions coverage that will cover a portion of such matters. In addition, under the PCS registered representatives contract, each registered representative is responsible for covering costs in connection with these claims. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on its financial position.

5. LIQUIDITY AND CASH FLOW

During the three months ended September 30, 2005, the Company incurred a net loss of $1.2 million and at September 30, 2005 had a working capital deficit position of $14.3 million. At September 30, 2005 the Company had $0.4 million of cash and cash equivalents and $3.5 million of trade accounts receivables, net, to fund short-term working capital requirements.

The Company believes that it has completed the necessary steps to meet its cash flow requirements throughout Fiscal 2006 and 2007, though due to the seasonality of the Company's business the Company may at times employ short term financing. For the three months ended September 30, 2005, Prime Partners, Inc. ("Prime Partners"), of which Michael P. Ryan, the Company's President, is a director, the President and a major shareholder, provided short-term loans to the Company in the aggregate amount of $0.6 million for working capital purposes. These loans pay 10% interest per annum. As of September 30, 2005, the Company owed Prime Partners $1.2 million.

6. BUSINESS COMBINATIONS AND SOLD OFFICES

The Company has financed the sale of five offices and two subsidiaries with the receipt of notes to be paid over various terms up to 144 months. These notes have guarantees from the respective office purchaser and certain default provisions. These notes are non-interest bearing and have been recorded with an 8% discount.

The scheduled payments for the balance of the term of these notes are as follows:

                2006                                                 $   183,360
                2007                                                     261,471
                2008                                                     232,449
                2009                                                     157,475
                2010                                                     139,530
          Thereafter                                                     453,007
                                                                     -----------
               Total                                                 $ 1,427,292
      Less Allowance                                                     279,939
                                                                     -----------
               Total                                                 $ 1,147,353
                                                                     -----------

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

On October 30, 2001, the Company borrowed $1.0 million from Rappaport pursuant to a written note without collateral and without stated interest. The Rappaport Loan was due and payable on October 30, 2002. Additionally, the Rappaport Loan provided that: Rappaport receive 100,000 shares of Rule 144 restricted common stock of the Company upon the funding of the Rappaport Loan, subject to adjustment so that the value of the 100,000 shares was $300,000 when the Rule 144 restrictions were removed; there was a penalty of 50,000 shares to be issued to Rappaport if the Rappaport Loan was not paid when due and an additional penalty of 10,000 shares per month thereafter until the Rappaport Loan was paid in full. On December 26, 2001, Rappaport agreed to subordinate the Rappaport Loan to the $7.0 million Wachovia Loan. In consideration of the subordination, the Rappaport Loan was modified by increasing the 10,000 shares penalty to 15,000 shares per month and by agreeing to issue 50,000 additional shares to Rappaport if the Rappaport Loan was not paid in full by March 31, 2002, subject to adjustment so that the value of the shares issued was $150,000 when the Rule 144 restrictions were removed. By June 30, 2005, Rappaport had received a total of 1,345,298 shares for all interest and penalties. The Rappaport Loan, together with 785,298 shares of Company common stock held by Rappaport, were sold to a group of Company management and employees on April 29, 2005 for the amount of $750,000. The Purchasing Group, as holders of the Rappaport Loan, are entitled to receive, in the aggregate, as interest, 180,000 shares of the Company's common stock annually while the debt remains unpaid. See also Note 1 to Notes to Consolidated Financial Statements.

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

8. STOCK BASED COMPENSATION

The Company has established various stock based compensation plans for its officers, directors, key employees and consultants.

Stock option activity during the nine months ended September 30, 2005 was as follows:

Outstanding September 30, 2005                                         1,709,950

      Grants                                                                   0
      Canceled                                                           113,487
      Expired                                                            125,000
      Exercised                                                                0

                                                                       ---------
Outstanding - September 30, 2005                                       1,471,463

Exercisable - September 30, 2005                                       1,251,463

During the three months ended September 30, 2005, the Company issued no shares of stock in connection with earnout agreements associated with the acquisition of client lists.

9. RELATED PARTY TRANSACTIONS

For the three months ended September 30, 2005, Prime Partners, of which Michael Ryan, the Company's President, is a director, the President and a major shareholder, provided short term loans to the Company in the aggregate amount of $0.6 million for working capital purposes. These loans pay 10% interest per annum. As of September 30, 2005, the Company owed Prime Partners $1.2 million.

See Note 1 to Notes to Consolidated Financial Statements for a description of the purchase of the Rappaport Loan by a group of Company management and employees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such statements, including statements regarding the implementation and impact of accounting treatments, working capital needs and sources, the effects of defaults under the Company's loan arrangements, estimates of timing for and contributions to future profitability, if any, the effects of the Company's delisting from Nasdaq, resources necessary to comply with Sarbanes-Oxley Section 404, and effects of the SEC's investigation of the Company, are based upon current information, expectations, estimates and projections regarding the Company, the industries and markets in which the Company operates, and management's assumptions and beliefs relating thereto. Words such as "will," "plan," "expect," "remain," "intend," "estimate," "approximate," and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by federal, state and local authorities and their impact on the lines of business in which the Company and its subsidiaries are involved; unforeseen compliance costs; changes in economic, political or regulatory environments; the impact on the Company if one or more of the Company's lenders elects to pursue its available remedies as a result of the Company's default under applicable loan documents with such lender; changes in competition and the effects of such changes; the inability to implement the Company's strategies; changes in management and management strategies; the Company's inability to successfully design, create, modify and operate its computer systems and networks; litigation and investigations involving the Company; decreased liquidity and share price and difficulty raising capital, resulting from our delisting from Nasdaq and other factors; internal control deficiencies and the Company's potential inability to remedy them; and risks described from time to time in reports and registration statements filed by the Company and its subsidiaries with the SEC. Readers should take these factors into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The reader should, however, consult further disclosures the Company may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto set forth in Item 1. "Financial Statements".

OVERVIEW

The Company provides federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets, and financial planning services, including securities brokerage, insurance and mortgage agency services. In Fiscal 2005, 88.0% of the Company's revenues were derived from commissions on financial planning services and 12.0% were derived from fees for tax preparation services. For the three months ended September 30, 2005, 96.0% of the Company's revenues were derived from commissions on financial planning services and 4.0% were earned from fees for tax preparation services. As of September 30, 2005, the Company had 34 offices operating in four states (New York, New Jersey, Connecticut and Florida).

The Company provides financial planning services through its 34 Company owned offices and through independently owned and operated financial planning offices. The Company office financial planning clients generally are introduced to the Company through the Company's tax return preparation services and educational workshops. The Company believes that its tax preparation business is inextricably intertwined with its financial planning activities in the Company offices. The independent offices use a variety of marketing tools to attract new clients. Future profitability will likely come from the two channels leveraging off each other, improving client base retention and growth.

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

During the three months ended September 30, 2005, the Company had a loss from continuing operations before other income and expenses of $1.0 million compared to a loss of $1.1 million during the three months ended September 30, 2004.

At September 30, 2005 the Company had a working capital deficit of $14.3 million. At September 30, 2005 the Company had $0.4 million of cash and cash equivalents and $3.5 million of trade accounts receivables, net, to fund short-term working capital requirements.

The Company believes that it has completed the necessary steps to meet its cash flow requirements for the fiscal years ending June 30, 2006 and 2007, though due to the seasonality of the Company's business the Company may at times employ short-term financing. See Note 9 of Notes to Consolidated Financial Statements included in the Fiscal 2005 10-K for a discussion of the Company's debt.

If the Company does not comply with the financial covenants and other obligations in its agreements relating to the Wachovia, Travelers or Rappaport loans, or its agreements with other lenders, and such lenders elected to pursue their available remedies, the Company's operations and liquidity would be materially adversely affected and the Company could be forced to cease operations. The Company has retained a financial advisor to assist the Company in further discussions with its lenders. The financial advisor was involved in the Company's discussions with Wachovia that resulted in Amendment No. 3 (see
Note 7 to Notes to Consolidated Financial Statements). There can be no guarantee, however, that the lenders will agree to terms in the future that are more favorable to the Company than the current arrangements with the lenders.

The Company continues to redefine its product mix, placing a smaller emphasis on the sale of variable annuities, while putting a greater emphasis on the sale of other financial products that generate recurring income. The Company expects that this trend will continue in future quarters. The Company is attempting to increase revenue by, among other things, implementing its recently reestablished representative recruiting program. If this program is not successful in generating additional revenue, the anticipated decreases in the sales of variable annuities, which typically generate higher upfront commissions, may result in continued downward pressure on total revenues in future quarters until the Company starts to more significantly benefit from the affect of the greater sale of products that generate recurring income. The Company expects that it will continue to control levels of salary and general and administrative expenses, while increasing spending on marketing efforts to build brand awareness and attract new clients. The Company cannot predict whether its marketing efforts will have the desired effects.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

Except as noted, the numbers and explanations presented below represent results from continuing operations only.

The following table presents revenue by product line:

                                                      For the Three Months Ended
                                                             September 30,
                                                               Unaudited
                                                      --------------------------
Revenue by Product Line                                   2005           2004

Brokerage                                             $ 8,502,464    $ 8,650,380
Insurance                                                 767,107        685,300
Advisory                                                2,199,991      2,168,808
Tax                                                       462,826        517,062
Lending Services                                          188,765        229,680
Marketing                                                 369,276        478,769
                                                      --------------------------
Total                                                 $12,490,429    $12,729,999
                                                      ==========================

The following table presents brokerage revenue by product type:

Brokerage Revenue by Product Type


Mutual Funds                                          $ 1,252,617    $ 1,068,562
Equities, Bonds & UIT                                     329,129        269,117
Variable Annuities                                      4,742,359      5,473,857
Limited Partnerships                                       92,016         13,190
Variable Life                                              72,812         25,648
Fixed Annuities                                           254,071         54,440
Trails                                                  1,451,827      1,331,105
Miscellaneous Income                                       26,844         35,527
Gain/Loss Firm Trading                                    285,995        317,016
Unrealized Gain/(Loss) on Firm Trading                     (5,206)        61,918
                                                      --------------------------
Total                                                 $ 8,502,464    $ 8,650,380
                                                      ==========================

The Company's total revenues for the three months ended September 30, 2005 were $12.5 million compared to $12.7 million for the three months ended September 30, 2004, a decrease of $0.2 million or 1.9%. The majority of this decrease was attributable to a decrease in revenues from the Company's financial planning business. Of the decline in revenue, nearly 46.0% is attributable to a decline in marketing (non-commissionable) revenue.

The Company's total revenues for the three months ended September 30, 2005 consisted of $12.0 million for financial planning services and $0.5 million for tax preparation services. Financial planning services represented 96.0% and tax preparation services represented 4.0% of the Company's total revenues during the three months ended September 30, 2005. The Company's total revenues for the three months ended September 30, 2004 consisted of $12.2 million for financial planning services and $0.5 million for tax preparation services. Financial planning services represented 96.0% and tax preparation fees represented 4.0% of the Company's total revenues during the three months ended September 30, 2004.

The Company continues to redefine its product mix, placing a smaller emphasis on variable annuities, while increasing sales of other financial products that generate recurring income. This emphasis is evidenced by this quarter's results, where the revenue from every major brokerage services product type, other than variable annuities, increased compared with the same quarter last year.

For the three months ended September 30, 2005, revenues from variable annuity sales were $4.7 million compared with $5.5 million in the same quarter last year, representing a 13.4% drop in variable annuity revenue.

For the three months ended September 30, 2005, revenues from recurring revenue sources (managed money and trails) increased to $3.7 million, up $0.2 million from $3.5 million for the three months ended September 30, 2004, representing a 4.3% increase in recurring revenue.

As indicated in the following table, as of September 30, 2005, assets under AFP management increased $61.4 million, to $550.1 million, up from $488.7 million for the same period last year. This increase is attributable to increases in assets under management, as well as market fluctuations. As of September 30, 2005, total Company assets under custody were $4.2 billion, up $133.0 million from the fiscal year ended June 30, 2005.

The following table presents the market values of assets under AFP management:

                                                Market Value as of September 30,
                                                     2005            2004
                                                --------------------------------
Variable Annuities:
Jackson National                                 $ 60,698,226    $ 45,330,049
Hartford                                           54,865,559      43,807,757
Manulife                                           52,512,535      57,448,160
American Skandia                                   30,402,721      33,546,702
Allmercia                                          29,186,725      32,825,973
Nationwide Life                                    24,956,390      23,859,224
ING (Golden America)                               11,633,297       7,274,963
Fidelity Selects                                   11,113,077      11,927,604
Dreyfus                                            11,111,098      14,150,452
Travelers                                           7,398,774       7,260,616
Equitable                                           7,108,236       3,196,400
Polaris                                             6,230,124       5,949,564
All Other                                          26,749,079      31,641,088
                                                 ----------------------------
   Subtotal                                       333,965,841     318,218,552
Brokerage:                                        216,131,126     170,431,967
                                                 ----------------------------
Total Assets Under Management                    $550,096,967    $488,650,519
                                                 ============================

The Company's commission expense for the three months ended September 30, 2005 was $7.7 million, a decrease of $0.2 million or 2.4% from $7.9 million for the three months ended September 30, 2004. This decrease is attributable to decreased financial planning revenue resulting primarily from decreased sales of variable annuities.

The Company's total operating expenses for the three months ended September 30, 2005 were $5.7 million or 46.0% of revenues, a decrease of 2.9%, compared to $5.9 million or 46.5% of revenues for the three months ended September 30, 2004. The decrease in operating expenses was attributable to decreases in salaries, general and administrative, and depreciation and amortization, partially offset by increases in rent, advertising and brokerage fees and licenses. Salaries decreased by $0.2 million, or 7.4% in the three months ended September 30, 2005 compared with the same period last year. This decrease is attributable to outsourcing the telemarketing center, continued efforts to reduce administrative salary costs and decreased contributions by the Company to health care costs due to greater health care contributions from the Company's representatives.

General and administrative expenses decreased by 5.7% in the three months ended September 30, 2005 compared with the same period last year. This decrease is primarily attributable to the Company's continued efforts to reduce administrative costs throughout the organization. Partially offsetting decreases in general and administrative expenses were increases in professional fees attributable to litigation.

Advertising expenses increased 17.1% to $0.3 million in the three months ended September 30, 2005. This increase is primarily attributable to the outsourcing of the Company's telemarketing efforts. The outsourcing, however, has created a decrease in salaries.

Brokerage fees and licenses were $0.5 million for the three months ended September 30, 2005, up 24.7% compared with $0.4 million for the three months ended September 30, 2004. This increase in brokerage fees is largely attributable to the Company's increased use of outside money managers for its AFP program.

Rent expense increased 9.7% to $0.5 million for the three months ended September 30, 2005 compared with the same period last year. Rent has been increasing as the Company relocates some of its offices to, and opens new offices in, larger more prominent retail locations.

The Company's loss from continuing operations before other income and expenses for the three months ended September 30, 2005 was $1.0 million compared with $1.1 million for the three months ended September 30, 2004, a decreased loss of $0.1 million. This decreased loss was primarily attributable to the Company's efforts to decrease expenses throughout the organization by decreasing payroll costs and general and administrative expenses. The affects of decreased expenses was partially offset by lower revenue.

LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues have been, and are expected to continue to be, significantly seasonal. As a result, the Company must generate sufficient cash during the tax season to fund any operating cash flow deficits in the first half of the following fiscal year. Operations during the non-tax season are primarily focused on financial planning services along with some ongoing accounting and corporate tax revenue. Since its inception, the Company has utilized funds from operations and borrowings to support operations and finance working capital requirements. As of September 30, 2005 the Company had $0.4 million in cash and cash equivalents and $0.4 million in marketable securities. PCS is subject to the SEC's Uniform Net Capital Rule 15c 3-1, which requires that PCS maintain minimum regulatory net capital of $100,000 and, in addition, that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to one. At September 30, 2005 the Company was in compliance with this regulation.

Due to the Company's defaults on its credit facilities (see Note 7 to Notes to Consolidated Financial Statements), the Company has not had access to banks or other lenders or the capital markets generally for access to capital. Since 2002, the Company's only source of loan financing has been Prime Partners, of which Michael Ryan, the Company's President, is the President, a director and a major shareholder. For the first three months ended September 30, 2005, Prime Partners loaned the Company an additional $0.6 million. These loans pay 10% interest per annum. As of September 30, 2005, the Company owed Prime Partners $1.2 million. There can be no assurance that Prime Partners will extend further loans to the Company. In the absence of loans from Prime Partners, the Company may not have access to sufficient funds to meet its working capital needs.

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

As of August 5, 2005, the Company sold its tax preparation and financial planning businesses associated with its Colorado Springs, Colorado office. The tax preparation business was sold to former employees of the Company for total consideration of $0.4 million, $0.1 million of which was paid in cash to the Company at closing, and $0.3 million of which is subject to a promissory note that matures on January 1, 2012. The financial planning business was sold to a former employee of the Company for total consideration of $47,100, $23,600 of which was paid in cash to the Company at closing, and $23,600 of which was subject to a promissory note that matured and was paid on October 1, 2005.

In view of the Company's efforts to increase revenues, the Company does not currently anticipate selling significant amounts of additional assets. Accordingly, the Company does not anticipate receiving significant funds in the near future from asset sales to meet its working capital needs.

The Company's net cash used in operating activities totaled $0.4 million for the three months ended September 30, 2005, compared with net cash provided by operating activities of $78,000 for the three months ended September 30, 2004. The increase of $0.5 million in net cash used in operating activities was primarily attributable to lower billings in Fiscal 2004 as a result of the effects of the hurricanes in Florida, the higher levels of accounts receivable at September 30, 2005 and declines in marketable securities due to a reduced number of positions held by the Company's bond traders as of September 30, 2005.

Net cash provided by investing activities totaled $92,400 for the three months ended September 30, 2005 compared to net cash provided by investing activities of $0.3 million for the three months ended September 30, 2004. The decrease was attributable to higher proceeds received from the sale of a building located in Babylon, New York in the three months ended September 30, 2004 compared with lower proceeds received from the sale of the Company's Colorado office in the three months ended September 30, 2005.

The Company's cash flows provided by financing activities totaled $38,900 for the three months ended September 30, 2005, compared with cash flows used in financing activities of $0.2 million for the three months ended September 30, 2004. The improvement is due primarily to lower principal payments on bank loans, offset slightly by reduced borrowings from related parties in 2005 compared with 2004.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has renewed its clearing agreement for a five-year term beginning September 2005. The economic terms will be amortized over the five-year term of this agreement ratably.

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

ITEM 4. CONTROLS AND PROCEDURES

In performing its audit of our Consolidated Financial Statements for Fiscal 2005, our independent auditors, Radin Glass & Co., LLP ("Radin Glass"), notified our Board of Directors of several reportable conditions in internal controls under standards established by the American Institute of Certified Public Accountants. Reportable conditions involve matters coming to the attention of our auditors relating to significant deficiencies in the design or operation of internal controls that, in their judgment, could adversely affect our ability to record, process, summarize, and report financial data consistent with the assertions of management in the consolidated financial statements. Radin Glass stated that, while none of the items identified by them individually are individually a material weakness, the combined effect of these issues and the inability to produce timely and accurate financial statements is a material weakness.

Although Radin Glass noted significant improvements in the structure of the accounting department, and designed its audit procedures to address the matters described below in order to obtain reasonable assurance that the financial statements are free of material misstatement and to issue an unqualified audit report, certain of the internal control deficiencies noted by Radin Glass had been noted in their internal control letter regarding the Company's Consolidated Financial Statements for Fiscal 2004. In Fiscal 2005, Radin Glass, while noting some improvements have been made in the Company's internal controls, still identified a number of internal control deficiencies and the Company continues to work to remedy those deficiencies.

These significant deficiencies in the design and operation of our internal controls included (i) the need to hire additional staffing and change the structure of the finance/accounting department in order to provide better coordination and communication between the legal and finance/accounting departments; (ii) the need to provide training to existing and new personnel in SEC reporting requirements; (iii) the lack of integration of the general ledger system with other recordkeeping systems; (iv) the need for formal control systems for journal entries and closing procedures; (v) the need to document internal controls over financial reporting; and (vi) the needs to form an independent audit committee, an internal audit department and to provide internal review procedures for schedules, SEC reports and filings prior to submission to the auditors and/or filing with the SEC.

The Company continues its efforts to remediate these conditions and has and will continue to implement enhanced procedures to accelerate improvement of its internal controls. For example, the Company continues to implement specific changes in its internal controls and has submitted SEC filings within the prescribed due dates for the last eight quarters.

The Company's senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Exchange Act) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officers, to allow timely decisions regarding required disclosure.

The Company has carried out an evaluation as of the end of the quarter ended September 30, 2005 under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Accounting Officer, of the disclosure controls and procedures of the Company as defined in Exchange Act Rule 13(a)-15(e). In designing and evaluating disclosure controls and procedures, the Company and its management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. The Chief Executive Officer and the Chief Accounting Officer have determined that the Company will further enhance its disclosure controls and procedures and that, except for the matters noted by Radin Glass, and taking into account the steps taken and to be taken to address the matters described above, such disclosure controls and procedures are effective at the reasonable assurance level to ensure that the information required to be disclosed on the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods, including ensuring that such material information is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure.

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

Except as described above, no change occurred in the Company's internal controls concerning financial reporting during the quarter ended September 30, 2005 that has materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See Note 7 to Notes to Consolidated Financial Statements herein.

ITEM 6. EXHIBITS

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

                                             GILMAN + CIOCIA, INC.


Dated: November 14, 2005                                By: /s/ Michael P. Ryan
                                                        ------------------------
                                                        Chief Executive Officer


Dated: November 14, 2005                                By: /s/ Dennis Conroy
                                                        ------------------------
                                                        Chief Accounting Officer