Form 10-Q
period 2005-12-31
GILMAN & CIOCIA INC
filed 2006-02-14
CIK 914142

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

                For the quarterly period ended December 31, 2005

                                       or

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

                                 (845) 486-0900
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

     Large Accelerated Filer |_| Accelerated Filer |_| Non-accelerated Filer |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) |_| Yes |X| No

      As of February 13, 2006, 10,505,061 shares of the issuer's common stock, $0.01 par value, were outstanding.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS                                                Page

        Consolidated Balance Sheets as of December 31, 2005 and
        June 30, 2005                                                         3

        Consolidated Statements of Operations for the Three Months
        and Six Months Ended December 31, 2005 and December 31, 2004          4

        Consolidated Statements of Cash Flows for the Six
        Months Ended December 31, 2005 and December 31, 2004                  5

        Disclosures to Consolidated Statements of Cash Flows                  6

        Notes to Consolidated Financial Statements                          7-15

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            15

Item 3. Quantitative and Qualitative Disclosures About Market Risk           23

Item 4. Controls and Procedures                                              23

PART II - OTHER INFORMATION                                                  24

Item 1A. Risk Factors                                                        24

Item 3. Defaults Upon Senior Securities                                      29

Item 6. Exhibits                                                             29

SIGNATURES                                                                   30

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                                             Unaudited         Audited
                                                                            December 31,       June 30,
                                                                                2005             2005
                                                                            -----------------------------
Assets

Cash & Cash Equivalents                                                     $    576,802     $    667,054
Marketable Securities                                                            309,607          511,832
Trade Accounts Receivable, Net                                                 3,062,817        3,102,521
Receivables from Officers, Shareholders
     and Employees, net                                                          318,584          285,556
Due From Office Sales - Current                                                  254,467          280,719
Prepaids and Other Current Assets                                                567,287          905,277
                                                                            -----------------------------
        Total Current Assets                                                   5,089,564        5,752,959

Property and Equipment (less accumulated depreciation of $5,349,705
   at December 31, 2005 and $5,090,906 at June 30, 2005)                       1,210,531        1,040,725
Goodwill                                                                       3,838,087        3,837,087
Intangible Assets (less accumulated amortization of $4,955,089 at
   December 31, 2005 and $4,908,805 at June 30, 2005)                          4,650,690        5,311,002
Due from Office Sales - Non Current                                              846,237          700,781
Other Assets                                                                     541,510          493,158
                                                                            -----------------------------
        Total Assets                                                        $ 16,176,619     $ 17,135,712
                                                                            =============================

Liabilities and Shareholders' Equity (Deficit)

Accounts Payable and Accrued Expenses                                       $ 10,184,617     $ 10,452,087
Current Portion of Notes Payable and Capital Leases                            6,676,153        7,253,939
Deferred Income                                                                  545,203          310,800
Due to Related Parties                                                         2,685,328        1,568,809
                                                                            -----------------------------
        Total Current Liabilities                                             20,091,301       19,585,635

Deferred Income Long Term                                                        183,333               --
Long Term Portion of Notes Payable and Capital Leases                            336,037          282,424
                                                                            -----------------------------
        Total Liabilities                                                   $ 20,610,671     $ 19,868,059

Shareholders' Equity (Deficit)

Preferred Stock, $0.001 par value; 100,000 shares authorized; no shares issued and outstanding at December 31, 2005 and June 30, 2005,
   respectively                                                             $         --     $         --
Common Stock, $0.01 par value 20,000,000 shares authorized; 10,475,061
   and 10,409,876 shares issued at December 31, 2005 and June 30, 2005           104,750          104,098
Additional Paid in Capital                                                    30,227,291       30,207,474
Treasury Stock 1,326,838 at December 31, 2005 and June 30, 2005
   shares of common stock, at cost                                            (1,306,288)      (1,306,288)
Retained Deficit                                                             (33,459,805)     (31,737,631)
                                                                            -----------------------------
        Total Shareholders' Equity (Deficit)                                  (4,434,052)      (2,732,347)
                                                                            -----------------------------
Total Liabilities & Shareholders' Equity (Deficit)                          $ 16,176,619     $ 17,135,712
                                                                            =============================

               See Notes to the Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For the Three Months Ended                    For the Six Months Ended
                                                           December 31,                                  December 31,
                                                   2005                   2004                   2005                   2004
                                               ---------------------------------------------------------------------------------
Revenues
  Financial Planning Services                  $ 11,226,446           $ 12,955,993           $ 23,254,049           $ 25,168,931
  Tax Preparation Fees                              320,987                436,930                783,814                953,991
                                               ---------------------------------------------------------------------------------
      Total Revenues                             11,547,433             13,392,923             24,037,863             26,122,922
                                               ---------------------------------------------------------------------------------
Cost of Sales/Commissions                         6,575,559              8,050,550             14,309,703             15,966,193
                                               ---------------------------------------------------------------------------------
      Gross Profit                                4,971,874              5,342,373              9,728,160             10,156,729
                                               ---------------------------------------------------------------------------------

Operating Expenses
  Salaries                                        2,006,005              2,550,545              4,319,776              5,021,367
  General & Administrative                        1,815,676              1,349,504              3,700,051              3,359,587
  Advertising                                       342,687                179,585                665,475                483,081
  Brokerage Fees & Licenses                         320,706                397,933                767,651                756,257
  Rent                                              576,686                426,156              1,085,337                889,902
  Depreciation & Amortization                       256,073                301,403                520,004                612,026
                                               ---------------------------------------------------------------------------------
      Total Operating Expenses                    5,317,833              5,205,126             11,058,294             11,122,220
                                               ---------------------------------------------------------------------------------

Income/(Loss) from Continuing Operations
  Before Other Income and Expenses                 (345,959)               137,247             (1,330,134)              (965,491)
                                               ---------------------------------------------------------------------------------
Other Income/(Expenses)
  Interest and Investment Income                     16,594                  5,972                 36,982                 57,155
  Interest Expense                                 (244,239)              (217,855)              (450,932)              (423,804)
  Other Income/(Expense), Net                         6,773                 42,250                 21,911                 76,047
                                               ---------------------------------------------------------------------------------
      Total Other Income/(Expense)                 (220,872)              (169,633)              (392,039)              (290,602)
                                               ---------------------------------------------------------------------------------
Loss from Continuing Operations
  Before Income Taxes                              (566,831)               (32,386)            (1,722,173)            (1,256,093)
                                               ---------------------------------------------------------------------------------
  Income Taxes/(Benefit)                                 --                     --                     --                     --
                                               ---------------------------------------------------------------------------------
      Net Loss                                 $   (566,831)          $    (32,386)          $ (1,722,173)          $ (1,256,093)
                                               =================================================================================

Weighted Average Number of Common
 Shares Outstanding
      Basic Shares                                9,143,984              8,990,108              9,143,621              8,919,382
      Diluted Shares                              9,143,984              8,990,108              9,143,621              8,919,382
Basic Loss Per Share:
      Loss from Continuing Operations
        Before Income Taxes                    $      (0.06)          $      (0.00)          $      (0.19)          $      (0.14)
      Net Loss                                 $      (0.06)          $      (0.00)          $      (0.19)          $      (0.14)
Diluted Loss Per Share:
      Loss from Continuing Operations
        Before Income Taxes                    $      (0.06)          $      (0.00)          $      (0.19)          $      (0.14)
      Net Loss                                 $      (0.06)          $      (0.00)          $      (0.19)          $      (0.14)

               See Notes to the Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the Six Months Ended
                                                                                   December 31,
                                                                              2005               2004
                                                                          ------------------------------
Cash Flows from Operating Activities:
Net Loss:                                                                 $(1,722,173)       $(1,256,093)

Adjustments to reconcile net loss to net cash provided by/(used in)
   operating activities:
Depreciation and amortization                                                 520,004            612,024
Issuance of common stock for debt penalties, interest and other                20,469             35,837
Amortization of debt discount                                                  40,613             80,885
(Gain)/loss on sale of discontinued operations                                (15,114)                --
(Gain)/loss on sale of equipment and properties                                    --            (31,182)

Changes in assets and liabilities:
Accounts receivable, net                                                       39,704             41,779
Prepaid and other current assets                                              339,407            227,560
Change in marketable securities                                               202,225            544,725
Receivables from officers, shareholders and employees                         (33,028)            98,475
Other assets                                                                  (49,770)             3,693
Accounts payable and accrued expenses                                        (267,470)          (387,153)
Other liabilities                                                             417,736                 --
                                                                          ------------------------------
Net cash provided by/(used in) operating activities:                      $  (507,397)       $   (29,450)

Cash Flows from Investing Activities:
Capital expenditures                                                         (455,914)          (189,457)
Due from office sales                                                         195,064            165,819
Cash paid for acquisitions, net of cash acquired                              (34,914)          (125,212)
Proceeds from the sale of property and equipment                              161,179            293,750
                                                                          ------------------------------
Net cash provided by/(used in) investing activities:                      $  (134,585)       $   144,900

Cash Flows from Financing Activities:
Proceeds from bank and other loans                                          1,175,843          1,233,011
Payments of bank loans and capital lease obligations                         (624,113)        (1,263,203)
                                                                          ------------------------------
Net cash provided by/(used in) financing activities:                      $   551,730        $   (30,192)

Net change in cash and cash equivalents                                   $   (90,252)       $    85,258
Cash and cash equivalents at beginning of period                          $   667,054        $   498,543
Cash and cash equivalents at end of period                                $   576,802        $   583,803

See Notes to the Consolidated Financial Statements and Supplemental Disclosures to Consolidated Statements of Cash Flows

        Supplemental Disclosures to Consolidated Statements of Cash Flows

                                                        For the Six Months Ended
                                                              December 31,
                                                           2005           2004
                                                        ------------------------
Cash Flow Information
Cash payments during the year for:
   Interest                                             $ 129,212      $ 172,219

Supplemental Disclosure of Non-Cash Transactions
Common stock issued in connection with
   acquisitions/other                                   $  (4,129)     $   5,760
Issuance of common stock for debt default
   penalties and interest                               $  24,600      $  30,077
Equipment acquired under capital leases                 $ 157,085      $ 155,357

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

Description of the Company and Overview

Gilman + Ciocia, Inc. (together with its wholly owned subsidiaries, the "Company") is a corporation that was organized in 1981 under the laws of the State of New York and reincorporated under the laws of the State of Delaware in 1993. The Company provides federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets, and financial planning services, including securities brokerage, insurance and mortgage agency services. For the fiscal year ended June 30, 2005, approximately 88.0% of the Company's revenues were derived from commissions on financial planning services and approximately 12.0% were derived from fees for tax preparation services. For the six months ended December 31, 2005, approximately 97.0% of the Company's revenues were derived from financial planning services. As of December 31, 2005, the Company had 34 offices operating in four states (New York, New Jersey, Connecticut and Florida). The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K can be obtained, free of charge, on the Company's web site at www.gilcio.com.

As a result of a number of defaults under its agreements with Wachovia Bank, National Association ("Wachovia"), on November 27, 2002 the Company entered into a debt forbearance agreement with Wachovia and subsequently amended the debt forbearance agreement as of June 18, 2003, March 4, 2004 and March 1, 2005. Another of the Company's lenders, Travelers Insurance Company ("Travelers"), has claimed several defaults under its distribution financing agreement with the Company, but acknowledged that it was subject to the terms of a subordination agreement with Wachovia (the "Subordination Agreement"), which restricts the remedies it can pursue against the Company. The Company's debt to Rappaport Gamma Limited Partnership (the "Rappaport Loan") was due on October 30, 2002. The Rappaport Loan is subordinated to the Wachovia loan. The Rappaport Loan was sold to a group of Company management and employees (the "Purchasing Group") on April 29, 2005. The members of the Purchasing Group include Prime Partners, Inc., of which Michael Ryan, the President and Chief Executive Officer and a director of the Company, is a director, an Officer and a significant shareholder, James Ciocia, the Chairman of the Company, Christopher Kelly, former General Counsel of the Company, Kathryn Travis, the Secretary and a director of the Company, Dennis Conroy, the Chief Accounting Officer of the Company, Ted Finkelstein, the Assistant General Counsel of the Company, and certain other Company employees. The Purchasing Group agreed to reduce the principal balance of the Rappaport Loan from $1.0 million to $750,000 and extend the maturity date to April 29, 2009. The Purchasing Group, as holders of the Rappaport Loan, are entitled to receive, in the aggregate, 180,000 shares of the Company's common stock annually while the debt remains unpaid. As a result of these defaults, the Company's debt as to those lenders has been classified as current liabilities on its financial statements. Upon the purchase of the Rappaport Loan by the Purchasing Group, however, the Rappaport Loan was reclassified as a related party transaction. See Note 8 to Notes to Consolidated Financial Statements for a discussion of the Company's debt.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The Consolidated Balance Sheets as of December 31, 2005, the Consolidated Statements of Operations for the three and six months ended

December 31, 2005 and 2004 and the Consolidated Statements of Cash Flows for the six months ended December 31, 2005 and 2004 are unaudited. The Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three and six months ended December 31, 2005 are not necessarily indicative of the results to be expected for any other interim period or any future year. These Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Furthermore, the Company, including its wholly owned subsidiary Prime Capital Services, Inc. ("PCS"), has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with PCS. Under the PCS registered representatives contract, each registered representative has indemnified the Company for these claims. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies," the Company has established liabilities for potential losses from such arbitrations and other legal actions, investigations and proceedings. In establishing these liabilities, the Company's management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many such arbitrations and other legal actions, investigations and proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect our estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of such matters, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. As of December 31, 2005, the Company has accrued approximately $0.7 million for these matters. A majority of these claims are covered by the Company's errors and omissions insurance policy. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these matters will not have a material adverse impact on its financial position.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, and accounts payable, approximated fair value as of December 31, 2005, because of the relatively short-term maturity of these instruments and their market interest rates. Since the long-term debt is in default, it is not possible to estimate its value.

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

Other Significant Accounting Policies

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. These policies require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standard setters appear likely to cause a material change in the Company's accounting policies, outcomes cannot be predicted with confidence. Refer to Note 2 to Consolidated Financial Statements included in the Company's Fiscal 2005 10-K, which discusses accounting policies that must be selected by management when there are acceptable alternatives.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued SFAS 123-R. SFAS 123-R is a revision of SFAS No. 123, as amended, Accounting for Stock-Based Compensation ("SFAS 123"), and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees ("APB 25"). SFAS 123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of stock options. SFAS 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

On July 1, 2005 (the first day of its 2006 fiscal year), the Company adopted SFAS 123-R. The Company adopted SFAS 123-R using a modified prospective application, as permitted under SFAS 123-R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Per the provisions of SFAS 123-R, the Company has adopted the policy to recognize compensation expense on a straight-line attribution method.

4. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has renewed its clearing agreement for a five-year term beginning September 2005. The economic terms, recorded as part of deferred revenue, will be amortized over the five-year term of this agreement ratably.

Litigation

On February 4, 2004, the Company was served with a Summons and a Shareholder's Class Action and Derivative Complaint with the following caption: "Gary Kosseff, Plaintiff, against James Ciocia, Thomas Povinelli, Michael P. Ryan, Kathryn Travis, Seth A. Akabas, Louis P. Karol, Edward H. Cohen, Steven Gilbert and Doreen Biebusch, Defendants and Gilman & Ciocia, Inc., Nominal Defendant". The action was filed in the Court of Chancery of the State of Delaware in and for New Castle County under Civil Action No. 188-N. The nature of the action is that the Company, its Board of Directors and its management, breached their fiduciary duty of loyalty in connection with the sale of offices to Pinnacle Taxx Advisors, LLC ("Pinnacle") in 2002. The action alleges that the sale to Pinnacle was for inadequate consideration and without a fairness opinion by independent financial advisors, without independent legal advice and without a thorough evaluation and vote by an independent committee of the Board of Directors. The action prays for the following relief: a declaration that the Company, its Board of Directors and its management breached their fiduciary duty and other duties to the plaintiff and to the other members of the purported class; a rescission of the Asset Purchase Agreement; unspecified monetary damages; and an award to the plaintiff of costs and disbursements, including reasonable legal, expert and accountants fees. On March 15, 2004, counsel for the Company and for all defendants filed a motion to dismiss the lawsuit. On June 18, 2004, counsel for the plaintiff filed an Amended Complaint. On July 12, 2004, counsel for the Company and for all defendants filed a motion to dismiss the Amended Complaint. On March 8, 2005, oral argument was heard on the motion to dismiss, and on July 29, 2005 the case Master delivered his draft report denying the motion. The parties have briefed exceptions to the report, after review of which the Master will deliver his final report. While the Company will vigorously defend itself in this matter, there can be no assurance that this lawsuit will not have a material adverse impact on its financial position.

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

On September 6, 2005, the Company received an informal inquiry from the SEC regarding annuity sales by the Company's registered representatives during the period January 1, 2002 through August 1, 2005. The Company will cooperate fully with the SEC in connection with this informal inquiry. Management believes that a number of other broker-dealers have received similar informal inquiries. The Company cannot predict whether the SEC will take any enforcement action against the Company based on the annuity sales practices of the Company. The Company has fully complied with all requests for documentation and will comply with any further requests.

The Company and PCS are defendants and respondents in lawsuits and NASD arbitrations in the ordinary course of business. On December 31, 2005, there were 32 pending lawsuits and arbitrations, of which 14 were against PCS and/or its registered representatives. In accordance with SFAS No. 5 "Accounting for Contingencies," the Company has established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, the Company's management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of the losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect our estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. Management accrued $0.7 million as a reserve for potential settlements, judgments and awards. PCS has errors & omissions coverage that will cover a portion of such matters. In addition, under the PCS registered representatives contract, each registered representative is responsible for covering costs in connection with these claims. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on its financial position.

5. LIQUIDITY AND CASH FLOW

During the six months ended December 31, 2005, the Company incurred a net loss of $1.7 million and at December 31, 2005 had a working capital deficit position of $15.0 million. At December 31, 2005 the Company had $0.6 million of cash and cash equivalents and $3.1 million of trade accounts receivables, net, to fund short-term working capital requirements.

The Company believes that it has completed the necessary steps to meet its cash flow requirements throughout Fiscal 2006 and 2007, though due to the seasonality of the Company's business the Company may at times employ short term financing. For the six months ended December 31, 2005, Prime Partners, Inc. ("Prime Partners"), of which Michael P. Ryan, the Company's President, is a director, an Officer and a significant shareholder, provided short-term demand loans to the Company in the aggregate amount of $1.6 million for working capital purposes. These loans pay 10% interest per annum. As of December 31, 2005, the Company owed Prime Partners $1.8 million. On February 13, 2006, the Company owed Prime Partners $1.6 million. Prime Partners has indicated to the Company that it may demand some of the outstanding loan balance on or before April 15, 2006. There can be no assurance that Prime Partners will extend further loans to the Company. In the absence of loans from Prime Partners, the Company may not have access to sufficient funds to meet its working capital needs.

6. ACQUISITIONS

On November 22, 2005, the Company entered into an asset purchase agreement to purchase a tax practice. The purchase price is equal to a percentage of gross revenue generated from the preparation of tax returns of the clients purchased during the period November 22, 2005 through December 31, 2006. The Company paid a down payment of $20,000 on November 22, 2005. The balance of the purchase price will be paid in May 2006 and January 2007, based on the gross revenue generated.

7. BUSINESS COMBINATIONS AND SOLD OFFICES

The Company has financed the sale of five offices and two subsidiaries with the receipt of notes to be paid over various terms up to 144 months. These notes have guarantees from the respective office purchaser and certain default provisions. Most of these notes are non-interest bearing and have been recorded with an 8% discount, and one note bears interest at 9% per annum.

The scheduled payments for the balance of the term of these notes are as follows:


                      2006                  $   129,951

                      2007                      250,191

                      2008                      236,578

                      2009                      164,918

                      2010                      139,530

                Thereafter                      459,475
                                            -----------
                     Total                  $ 1,380,643

            Less Allowance                      279,939
                                            -----------
                     Total                  $ 1,100,704
                                            -----------

8. DEBT

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

The Company's $5.0 million distribution financing agreement with Travelers closed on November 1, 2000. On September 24, 2002, the Company received a notice from Travelers alleging that the Company was in default under its distribution financing agreement with Travelers due to nonpayment of a $0.1 million penalty for failure to meet sales production requirements as specified in the distribution financing agreement. The Company responded with a letter denying that the Company was in default. Although the Traveler's notice stated that all unpaid interest and principal under the distribution financing agreement were immediately due and payable and that Travelers reserved its rights and remedies under the distribution financing agreement, it also stated that Travelers intended to comply with the terms of the Subordination Agreement between Travelers and Wachovia. The Subordination Agreement greatly restricts the remedies that Travelers could pursue against the Company. No further notices have been received from Travelers. No payments have been made to Travelers since April 2003. Pursuant to the terms of the Subordination Agreement and the Forbearance Agreement, the Company is not permitted to make payments to Travelers.

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

9. STOCK BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board issued SFAS 123-R. SFAS 123-R is a revision of SFAS No. 123, as amended, Accounting for Stock-Based Compensation ("SFAS 123"), and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees ("APB 25"). SFAS 123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of stock options. SFAS 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

On July 1, 2005 (the first day of its 2006 fiscal year), the Company adopted SFAS 123-R. The Company adopted SFAS 123-R using a modified prospective application, as permitted under SFAS 123-R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Per the provisions of SFAS 123-R, the Company has adopted the policy to recognize compensation expense on a straight-line attribution method.

Prior to 2000, the Company accounted for plans under the recognition and measurement provisions of APB 25, and related Interpretations. Effective July 1, 2000, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-based Compensation", prospectively to all employee awards granted, modified, or settled after January 1, 2002. Awards under the Company's plans vest over periods ranging from immediately to five years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the six months ended December 31, 2005 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period under SFAS No. 123. The reported and pro forma net income and earnings per share for the three months and the six months ended December 31, 2005 in the table below are the same since compensation expense is calculated under the provisions of FAS 123-R. These amounts for the three months and the six months ended 2005 are included in the table below only to provide the detail for a comparative presentation to the three months and the six months ended December 31, 2004.

                                                     For the three months ended         For the six months ended
                                                             December 31,                    December 31,
                                                        2005             2004            2005               2004
                                                   -----------------------------------------------------------------
Net Loss as reported                               $    (566,831)   $     (32,386)  $  (1,722,173)     $  (1,256,093)

Add: Stock-based employee compensation
   expenses included in reported net
   loss, net of related tax effects                           33               --             322                 --

Deduct: Total stock-based compensation
   expense determined under fair value based
   method for all awards, net of related taxes               (33)         (14,902)           (322)           (34,149)
                                                   -----------------------------------------------------------------

Proforma Net Loss                                  $    (566,831)   $     (47,288)  $  (1,722,173)     $  (1,290,242)

Basic and diluted earnings/(loss) per share:
As reported - Basic                                $       (0.06)   $       (0.00)  $       (0.19)     $       (0.14)
Proforma - Basic                                   $       (0.06)   $       (0.01)  $       (0.19)     $       (0.14)

As reported - Diluted                              $       (0.06)   $       (0.00)  $       (0.19)     $       (0.14)
Proforma - Diluted                                 $       (0.06)   $       (0.01)  $       (0.19)     $       (0.14)

The effects of applying SFAS No. 123 in the proforma net loss disclosures above are not likely to be representative of the effects on proforma disclosures of future years.

Changes in the Company's stock option activity during the six months ended December 31, 2005 were as follows:

Outstanding at June 30, 2005                                          1,709,950

               Grants
               Canceled                                                (113,828)
               Expired                                                 (222,622)
               Exercised                                                     --
                                                                     ----------
Outstanding - December 31, 2005                                       1,373,500

Exercisable - December 31, 2005                                       1,163,500

During the six months ended December 31, 2005, the Company issued no shares of stock in connection with earnout agreements associated with the acquisition of client lists.

10. RELATED PARTY TRANSACTIONS

For the six months ended December 31, 2005, Prime Partners, of which Michael Ryan, the Company's President, is a director, an Officer and a significant shareholder, provided short term loans to the Company in the aggregate amount of $1.6 million for working capital purposes. These loans pay 10% interest per annum. As of December 31, 2005, the Company owed Prime Partners $1.8 million.

See Note 1 to Notes to Consolidated Financial Statements for a description of the purchase of the Rappaport Loan by a group of Company management and employees.

11. SUBSEQUENT EVENTS

On January 20, 2006, the Company entered into an asset purchase agreement to purchase a tax practice. The purchase price is equal to a percentage of gross revenue generated from the preparation of tax returns of the clients purchased during the period January 20, 2006 through December 31, 2006, or $0.2 million, whichever is greater. The Company paid a down payment of $75,000 on January 20, 2006. The balance of the purchase price will be paid in July 2006 and March 2007, based on the gross revenue generated, or $0.2 million, whichever is greater.

Effective January 31, 2006, Christopher Kelly resigned as General Counsel of the Company. The Company has hired a new General Counsel, Daniel Wieneke, whose anticipated start date is late February 2006.

On February 13, 2006, the Company owed Prime Partners $1.6 millon in short-term demand loans. Prime Partners has indicated to the Company that it may demand some of the outstanding loan balance on or before April 15, 2006. There can be no assurance that Prime Partners will extend further loans to the Company. In the absence of loans from Prime Partners, the Company may not have access to sufficient funds to meet its working capital needs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such statements, including statements regarding the implementation and impact of accounting treatments, working capital needs and sources, the effects of defaults under the Company's loan arrangements, expectations regarding the sale of Company assets, expenses, estimates of timing for and contributions to future profitability, if any, the effects of the Company's delisting from Nasdaq, resources necessary to comply with Sarbanes-Oxley Section 404, and effects of the SEC's investigation of the Company, the Company's product mix and its emphasis on certain products, and the Company's revenues and the seasonal nature of its revenues are based upon current information, expectations, estimates and projections regarding the Company, the industries and markets in which the Company operates, and management's assumptions and beliefs relating thereto. Words such as "will," "plan," "expect," "remain," "intend," "estimate," "approximate," and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by federal, state and local authorities and their impact on the lines of business in which the Company and its subsidiaries are involved; unforeseen compliance costs; changes in economic, political or regulatory environments; the impact on the Company if one or more of the Company's lenders elects to pursue its available remedies as a result of the Company's default under applicable loan documents with such lender; changes in competition and the effects of such changes; the departure of key Company personnel; the inability to implement the Company's strategies; changes in management and management strategies; the Company's inability to successfully design, create, modify and operate its computer systems and networks; litigation, arbitration and investigations involving the Company; decreased liquidity and share price and difficulty raising capital, resulting from our delisting from Nasdaq and other factors; the impact of our delisting from Nasdaq on our business generally and on our share price and the trading market in our securities; internal control deficiencies and the Company's potential inability to remedy them; and risks described from time to time in reports and registration statements filed by the Company and its subsidiaries with the SEC. Readers should take these factors into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The reader should, however, consult further disclosures the Company may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Where appropriate, prior years financial statements reflect reclassifications to conform to the current year presentation.

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto set forth in Item 1. "Financial Statements".

OVERVIEW

The Company provides federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets, and financial planning services, including securities brokerage, insurance and mortgage agency services. In Fiscal 2005, 88.0% of the Company's revenues were derived from commissions on financial planning services and 12.0% were derived from fees for tax preparation services. For the six months ended December 31, 2005, 97.0% of the Company's revenues were derived from commissions on financial planning services and 3.0% were earned from fees for tax preparation services. As of December 31, 2005, the Company had 34 offices operating in four states (New York, New Jersey, Connecticut and Florida).

The Company provides financial planning services through its 34 Company owned offices and through independently owned and operated financial planning offices. The Company's financial planning clients generally are introduced to the Company through the Company's tax return preparation services and educational workshops. The Company believes that its tax preparation business is inextricably intertwined with its financial planning activities. The independent offices use a variety of marketing tools to attract new clients. Future profitability will likely come from the two channels leveraging off each other, improving client base retention and growth.

All of the Company's financial planners are employees or independent contractors of the Company and registered representatives of Prime Capital Services, Inc. ("PCS"), a wholly owned subsidiary of the Company. PCS conducts a securities brokerage business providing regulatory oversight and products and sales support to its registered representatives, who provide investment products and services to their clients. PCS earns a share of commissions from the services that the financial planners provide to their clients in transactions for securities, insurance and related products. PCS is a registered securities broker-dealer with the Securities and Exchange Commission ("SEC") and a member of the National Association of Securities Dealers, Inc. ("NASD"). The Company also has a wholly owned subsidiary, Asset & Financial Planning, Ltd. ("AFP"), which is registered with the SEC as an investment advisor. Almost all of the financial planners are also authorized agents of insurance underwriters. The Company is also a licensed mortgage broker. As a result, the Company also earns revenues from commissions for acting as an insurance agent and a mortgage broker. The Company has the ability to process insurance business through Prime Financial Services, Inc. ("PFS"), its wholly owned subsidiary, which is a licensed insurance broker, as well as through other licensed insurance brokers.

A majority of the financial planners located in Company offices are also tax preparers. The Company's tax preparation business is conducted predominantly in February, March and April. During the tax season, the Company significantly increases the number of employees involved in tax preparation. During the 2005 tax season, the Company prepared approximately 26,000 United States tax returns.

During the three months ended December 31, 2005, the Company had a loss from continuing operations before other income and expenses of $0.3 million compared to a gain of $0.1 million during the three months ended December 31, 2004.

At December 31, 2005 the Company had a working capital deficit of $15.0 million. At December 31, 2005 the Company had $0.6 million of cash and cash equivalents and $3.1 million of trade accounts receivables, net, to fund short-term working capital requirements.

The Company believes that it has completed the necessary steps to meet its cash flow requirements for the fiscal years ending June 30, 2006 and 2007, though due to the seasonality of the Company's business the Company may at times employ short-term financing. See Note 9 of Notes to Consolidated Financial Statements included in the Fiscal 2005 10-K for a discussion of the Company's debt.

If the Company does not comply with the financial covenants and other obligations in its agreements relating to the Wachovia, Travelers or Rappaport loans, or its agreements with other lenders, and such lenders elected to pursue their available remedies, the Company's operations and liquidity would be materially adversely affected and the Company could be forced to cease operations. The Company has retained a financial advisor to assist the Company in further discussions with its lenders. The financial advisor was involved in the Company's discussions with Wachovia that resulted in Amendment No. 3 (see
Note 8 to Notes to Consolidated Financial Statements). There can be no guarantee, however, that the lenders will agree to terms in the future that are more favorable to the Company than the current arrangements with the lenders.

The Company continues to redefine its product mix, placing a smaller emphasis on the sale of annuities, while putting a greater emphasis on the sale of other financial products that generate recurring income. The Company expects that this trend will continue in future quarters. The Company is attempting to increase revenue by, among other things, implementing its recently reestablished representative recruiting program. If this program is not successful in generating additional revenue, the anticipated decreases in the sales of annuities, which typically generate higher upfront commissions, may result in continued downward pressure on total revenues in future quarters until the Company starts to more significantly benefit from the affect of the greater sale of products that generate recurring income. The Company expects that it will continue to control levels of salary and general and administrative expenses, while increasing spending on marketing efforts to build brand awareness and attract new clients. The Company cannot predict whether its marketing efforts will have the desired effects.

Except as noted, the numbers and explanations presented below represent results from continuing operations only.

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2004

The following table presents revenue by product line:

                                                      Unaudited
                                       For the Three Months Ended December 31,

Revenue by Product Line                 2005             2004         % Variance
                                    --------------------------------------------

Brokerage                           $ 8,539,782      $ 9,666,459          -11.7%
Insurance                               200,556          956,795          -79.0%

Advisory                              2,241,299        2,012,732           11.4%

Tax                                     320,987          436,930          -26.5%
Lending Services                        174,694          124,995           39.8%

Marketing                                70,115          195,012          -64.0%
                                    --------------------------------------------
Total                               $11,547,433      $13,392,923          -13.8%
                                    ============================================

The following table presents brokerage revenue by product type:

Brokerage Revenue by Product Type

Mutual Funds                               $ 1,283,340    $ 1,342,262      -4.4%

Equities, Bonds & UIT                          289,321        335,976     -13.9%

Annuities                                    4,588,704      6,074,813     -24.5%

Limited Partnerships                            56,775         85,621     -33.7%

Variable Life                                   78,767         86,775      -9.2%

Trails                                       1,864,231      1,351,234      38.0%

Miscellaneous Income                           121,171         44,659     171.3%

Gain/Loss Firm Trading                         227,969        355,448     -35.9%

Unrealized Gain/(Loss) on Firm Trading          29,504        (10,329)    385.6%
                                           -------------------------------------
Total                                      $ 8,539,782    $ 9,666,459     -11.7%
                                           =====================================

The Company's total revenues for the three months ended December 31, 2005 were $11.5 million compared to $13.4 million for the three months ended December 31, 2004, a decrease of $1.8 million or 13.8%. The majority of this decrease was attributable to a decrease in revenues from the Company's annuity and insurance business. The volatility of the insurance revenue is indicative of the fact that the Company's insurance department tends to focus on large premium cases.

The Company's total revenues for the three months ended December 31, 2005 consisted of $11.2 million for financial planning services and $0.3 million for tax preparation services. Financial planning services represented 97.0% and tax preparation services represented 3.0% of the Company's total revenues during the three months ended December 31, 2005. The Company's total revenues for the three months ended December 31, 2004 consisted of $13.0 million for financial planning services and $0.4 million for tax preparation services. Financial planning services represented 97.0% and tax preparation fees represented 3.0% of the Company's total revenues during the three months ended December 31, 2004.

The Company continues to redefine its product mix, placing a smaller emphasis on annuities, while increasing sales of other financial products that generate recurring income. This emphasis is evidenced by this quarter's results, including a $1.1 million decline in brokerage revenue, resulting largely from a $1.5 million decline in annuity revenue, which was offset by a net increase of $0.4 million from every major brokerage services product type, other than annuities, compared with the same quarter last year.

For the three months ended December 31, 2005, revenues from annuity sales were $4.6 million compared with $6.1 million in the same quarter last year, representing a 24.5% drop in annuity revenue. The decline in revenue from annuity sales is consistent with the Company's goal of having a more level recurring revenue stream.

For the three months ended December 31, 2005, revenues from recurring revenue sources (advisory and trails) increased to $4.1 million, up $0.7 million from $3.4 million for the three months ended December 31, 2004, representing a 22.0% increase in recurring revenue. The increase in recurring revenues is the result of higher assets under management and assets under custody.

As indicated in the following table, as of December 31, 2005, assets under AFP management increased $47.6 million, to $560.2 million, up from $512.6 million for the same period last year. This increase is attributable to increases in assets under management, as well as market fluctuations. As of December 31, 2005, total Company assets under custody were $4.3 billion, up $164.5 million from the fiscal year ended June 30, 2005.

The following table presents the market values of assets under AFP management:

                                            Market Value as of December 31,
                                          2005             2004       % Variance
                                      ------------------------------------------
Annuities                              340,330,253      334,828,541       1.6%
Brokerage                              219,871,338      177,756,764      23.7%
                                      ------------------------------------------
Total Assets Under Management         $560,201,591     $512,585,305       9.3%
                                      ==========================================

The following table presents the market values of total Company assets under custody:

                                                Total Company
              Market Value as of             Assets Under Custody
              ------------------             ---------------------

                  12/31/2005                    $4,262,634,300
                   9/30/2005                     4,232,288,300
                   6/30/2005                     4,098,175,100
                  12/31/2004                     3,996,890,000
                   9/30/2004                     3,775,395,900

The Company's commission expense for the three months ended December 31, 2005 was $6.6 million, a decrease of $1.5 million or 18.3% from $8.1 million for the three months ended December 31, 2004. This decrease is attributable to decreased financial planning revenue resulting primarily from decreased sales of annuities and insurance products.

The Company's total operating expenses for the three months ended December 31, 2005 was $5.3 million or 46.1% of revenues, an increase of 2.2%, compared to $5.2 million or 38.9% of revenues for the three months ended December 31, 2004. The increase in operating expenses was attributable to an increase in general and administrative, rent and advertising, partially offset by decreases in salaries, brokerage fees and licenses and depreciation and amortization.

General and administrative expenses increased by 34.5% in the three months ended December 31, 2005 compared with the same period last year. This increase is primarily attributable to increases in professional fees attributable to litigation and increased insurance expense.

Rent expense increased 35.3% to $0.6 million for the three months ended December 31, 2005 compared with $0.4 million for the same period last year. Rent has been increasing as the Company relocated an office to the Greenvale section of Nassau County, Long Island, and opened new offices in Ft. Lauderdale, Florida and Williamsville, New York, larger more prominent retail locations which are generally more expensive to lease.

Advertising expenses increased 90.8% to $0.3 million in the three months ended December 31, 2005. This increase is primarily attributable to the outsourcing of the Company's telemarketing efforts. The increased expense from outsourcing, however, was partially offset by a decrease in salaries for telemarketing staff.

Salaries decreased by $0.5 million, or 21.3% in the three months ended December 31, 2005 compared with the same period last year. This decrease is attributable to outsourcing the telemarketing center, continued efforts to reduce administrative salary costs and decreased contributions by the Company to health care costs due to greater health care contributions from the Company's representatives.

Brokerage fees and licenses were $0.3 million for the three months ended December 31, 2005, compared with $0.4 million for the same period last year. This decrease is mostly attributable to the benefits from the renewed clearing agreement executed in September 2005.

The Company's loss from continuing operations before other income and expenses for the three months ended December 31, 2005 was $0.3 million compared with income of $0.1 million for the three months ended December 31, 2004, an increased loss of $0.5 million. This increased loss was primarily attributable to decreased financial planning revenue and increases in advertising expenses due to the outsourcing of the telemarketing center as well as increases in professional fees attributable to litigation.

The Company's loss from continuing operations for the three months ended December 31, 2005 was $0.6 million compared with a loss of $32, 386 for the three months ended December 31, 2004, an increased loss of $0.5 million. This increased loss was primarily attributable to decreased financial planning revenue, increases in advertising expenses due to the outsourcing of the telemarketing center, increases in professional fees attributable to litigation, and slightly higher interest expense.

RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 2005 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2004

The following table presents revenue by product line:

                                                                                         Unaudited
                                                                            For the Six Months Ended December 31,
Revenue by Product Line                                                   2005              2004           % Variance
                                                                      -----------------------------------------------
Brokerage                                                             $17,042,247       $18,316,839             -7.0%
Insurance                                                                 952,105         1,662,971            -42.7%

Advisory                                                                4,441,290         4,181,540              6.2%

Tax                                                                       783,814           953,991            -17.8%
Lending Services                                                          379,016           333,799             13.5%

Marketing                                                                 439,391           673,782            -34.8%
                                                                      -----------------------------------------------
Total                                                                 $24,037,863       $26,122,922             -8.0%
                                                                      ===============================================

The following table presents brokerage revenue by product type:

Brokerage Revenue by Product Type

Mutual Funds                                                          $ 2,535,957       $ 2,410,824              5.2%

Equities, Bonds & UIT                                                     618,450           605,093              2.2%

Annuities                                                               9,585,135        11,603,109            -17.4%

Limited Partnerships                                                      148,791            98,811             50.6%

Variable Life                                                             151,579           112,424             34.8%

Trails                                                                  3,316,057         2,682,339             23.6%

Miscellaneous Income                                                      148,016            80,186             84.6%

Gain/Loss Firm Trading                                                    513,964           672,464            -23.6%

Unrealized Gain/(Loss) on Firm Trading                                     24,298            51,589            -52.9%
                                                                      -----------------------------------------------
Total                                                                 $17,042,247       $18,316,839             -7.0%
                                                                      ===============================================

The Company's total revenues for the six months ended December 31, 2005 were $24.0 million compared to $26.1 million for the six months ended December 31, 2004, a decrease of $2.1 million or 8.0%. The majority of this decrease was attributable to a decrease in revenues from the Company's annuity and insurance business.

The Company's total revenues for the six months ended December 31, 2005 consisted of $23.3 million for financial planning services and $0.8 million for tax preparation services. Financial planning services represented 97.0% and tax preparation services represented 3.0% of the Company's total revenues during the six months ended December 31, 2005. The Company's total revenues for the six months ended December 31, 2004 consisted of $25.2 million for financial planning services and $1.0 million for tax preparation services. Financial planning services represented 96.0% and tax preparation fees represented 4.0% of the Company's total revenues during the six months ended December 31, 2004.

The Company continues to redefine its product mix, placing a smaller emphasis on annuities, while increasing sales of other financial products that generate recurring income. This emphasis is evidenced by the Company's results for the six months results ending December 31, 2005, where by revenues from every major brokerage services product type, other than annuities, increased compared with the same period last year.

For the six months ended December 31, 2005, revenues from annuity sales were $9.6 million compared with $11.6 million for the same six months last year, representing a 17.4 % drop in annuity revenue. The decline in revenue from annuity sales is consistent with the Company's goal of having a more level recurring revenue stream.

For the six months ended December 31, 2005, revenues from recurring revenue sources (advisory and trails) increased to $7.8 million, up $0.9 million from $6.9 million for the six months ended December 31, 2004, representing a 13.0% increase in recurring revenue. The increase in recurring revenues is the result of higher assets under management and assets under custody.

The Company's commission expense for the six months ended December 31, 2005 was $14.3 million, a decrease of $1.7 million or 10.4% from $16.0 million for the six months ended December 31, 2004. This decrease is attributable to decreased financial planning revenue resulting primarily from decreased sales of annuities and insurance products.

The Company's total operating expenses for the six months ended December 31, 2005 was $11.1 million or 46.0% of revenues, flat compared to $11.1 million or 42.6% of revenues for the six months ended December 31, 2004. Operating expenses remained flat mostly due to lower salaries year over year, offset by increases in general and administrative costs, rent and advertising compared with last year.

Salaries decreased by $0.7 million, or 14.0% in the six months ended December 31, 2005 compared with the same period last year. This decrease is attributable to outsourcing the telemarketing center, continued efforts to reduce administrative salary costs and decreased contributions by the Company to health care costs due to greater health care contributions from the Company's representatives.

Rent expense increased 22.0% to $1.1 million for the six months ended December 31, 2005 compared with the same period last year. Rent has been increasing as the Company relocated an office to the Greenvale section of Nassau County, Long Island, and opened new offices in Ft. Lauderdale, Florida and Williamsville, New York, larger more prominent retail locations which are generally more expensive to lease.

Advertising expenses increased 37.8% to $0.7 million in the six months ended December 31, 2005 compared with $0.5 million for the six months ended December 31, 2004. This increase is primarily attributable to the outsourcing of the Company's telemarketing efforts. The increased expense from outsourcing, however, was partially offset by a decrease in salaries for telemarketing staff.

General and administrative expenses increased by 10.1% in the six months ended December 31, 2005 compared with the same period last year. This increase is primarily attributable to increases in professional fees attributable to litigation.

The Company's loss from continuing operations before other income and expenses for the six months ended December 31, 2005 was $1.3 million compared with $1.0 million for the six months ended December 31, 2004, an increased loss of $0.4 million. This increased loss was primarily attributable to decreased financial planning revenue mostly in annuities and the insurance product line, offset slightly by favorability in operating expenses.

The Company's loss from continuing operations for the six months ended December 31, 2005 was $1.7 million compared with $1.3 million for the six months ended December 31, 2004, an increased loss of $0.5 million. This increased loss was primarily attributable to decreased financial planning revenue, lower interest and investment income and other income, and slightly higher interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues have been, and are expected to continue to be, significantly seasonal. As a result, the Company must generate sufficient cash during the tax season to fund any operating cash flow deficits in the first half of the following fiscal year. Operations during the non-tax season are primarily focused on financial planning services along with some ongoing accounting and corporate tax revenue. Since its inception, the Company has utilized funds from operations and borrowings to support operations and finance working capital requirements. As of December 31, 2005 the Company had $0.6 million in cash and cash equivalents and $0.3 million in marketable securities. PCS is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires that PCS maintain minimum regulatory net capital of $100,000 and, in addition, that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to one. At December 31, 2005 the Company was in compliance with this regulation.

The Company believes that it has completed the necessary steps to meet its cash flow requirements throughout Fiscal 2006 and 2007, though due to the seasonality of the Company's business the Company may at times employ short term financing. Due to the Company's defaults on its credit facilities (see Note 8 to Notes to Consolidated Financial Statements), the Company has not had access to banks or other lenders or the capital markets generally for access to capital. Since 2002, the Company's only source of loan financing has been Prime Partners, of which Michael Ryan, the Company's President, is a director, an Officer and a significant shareholder. For the three months ended December 31, 2005, Prime Partners loaned the Company an additional $1.0 million. These loans pay 10% interest per annum. As of December 31, 2005, the Company owed Prime Partners $1.8 million. There can be no assurance that Prime Partners will extend further loans to the Company. In the absence of loans from Prime Partners, the Company may not have access to sufficient funds to meet its working capital needs.

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

The Company's net cash used in operating activities was $0.5 million for the six months ended December 31, 2005, compared with net cash used in operating activities of $29,450 for the six months ended December 31, 2004. The increase of $0.5 million in net cash used in operating activities was primarily attributable to lower earnings for the six months ended December 31, 2005, the higher levels of prepaid expenses at December 31, 2005 and declines in marketable securities due to a reduced number of positions held by the Company's bond traders as of December 31, 2005, partially offset by increases in other liabilities as of December 31, 2005.

Net cash used in investing activities was $0.1 million for the six months ended December 31, 2005 compared to net cash provided by investing activities of $0.1 million for the six months ended December 31, 2004. The decrease was attributable to increased capital expenditures related to the opening of the Company's new office locations, offset by a larger gain from the sale of property and equipment in the six months ended December 31, 2004.

The Company's cash flows provided by financing activities were $0.6 million for the six months ended December 31, 2005, compared with cash flows used in financing activities of $30,192 for the six months ended December 31, 2004. The improvement is due primarily to lower principal payments on bank loans.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has renewed its clearing agreement for a five-year term beginning September 2005. The economic terms will be amortized over the five-year term of this agreement ratably.

There are no off balance sheet changes that need to be disclosed.

MARKET FOR COMPANY'S COMMON EQUITY

The shares of the Company's common stock were delisted from The Nasdaq National Market in August 2002 and are now traded on what is commonly referred to as the "pink sheets". As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. In addition, the Company is subject to Rule 15c2-11 promulgated by the SEC. If the Company fails to meet criteria set forth in such Rule (for example, by failing to file periodic reports as required by the Exchange Act), various practice requirements are imposed on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have a material adverse effect on the ability of broker-dealers to sell the Company's securities, which may materially affect the ability of shareholders to sell the securities in the secondary market. The delisting could make trading the Company's shares more difficult for investors, potentially leading to further declines in the share price. It would also make it more difficult for the Company to raise additional capital. Due to the delisting, the Company would also incur additional costs under state blue-sky laws if the Company were to sell equity.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In performing its audit of our Consolidated Financial Statements for Fiscal 2005, our former independent auditors, Radin Glass & Co., LLP ("Radin Glass"), notified our Board of Directors of several reportable conditions in internal controls under standards established by the American Institute of Certified Public Accountants. Reportable conditions involve matters coming to the attention of our auditors relating to significant deficiencies in the design or operation of internal controls that, in their judgment, could adversely affect our ability to record, process, summarize, and report financial data consistent with the assertions of management in the consolidated financial statements. Radin Glass stated that, while none of the items identified by them individually are individually a material weakness, the combined effect of these issues and the inability to produce timely and accurate financial statements is a material weakness.

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

Management believes that such deficiencies represent a material weakness in internal control over financial reporting that, by themselves or in combination, result in a more likelihood that a material misstatement in our financial statements will not be prevented or detected by our employees in the normal course of performing their assigned functions.

The Company continues its efforts to remediate these conditions and has and will continue to implement enhanced procedures to accelerate improvement of its internal controls. For example, (a) the Company continues to implement specific changes in its internal controls with more formalized, structured and timely review and analysis of journal entries, accounting data and reports prepared,
(b) has submitted SEC filings within the prescribed due dates for the last eight quarters, (c) hired a new General Counsel with SEC significant knowledge, replaced accounting staff and hired a Controller with SEC significant knowledge.

The Company's senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Exchange Act) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

The Company has carried out an evaluation as of the end of the quarter ended December 31, 2005 under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Accounting Officer, of the disclosure controls and procedures of the Company as defined in Exchange Act Rule 13(a)-15(e). In designing and evaluating disclosure controls and procedures, the Company and its management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. Due to the material weakness in internal control over financial reporting previously noted and insufficient passage of time to test the enacted changes to determine if such changes are effective as at and prior to December 31, 2005, hence management concludes that the Company's disclosure controls and procedures are ineffective.

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

Changes in Internal Controls

Except as described above, no change occurred in the Company's internal controls concerning financial reporting during the quarter ended December 31, 2005 that has materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Significant Deficiencies in Internal Controls Over Financial Reporting; Increased Compliance Expense

The Company was advised by its former outside auditors Radin Glass of the existence of certain reportable conditions involving significant deficiencies in the design and operation of the Company's internal controls over financial reporting that could adversely affect the Company's ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. Although none of these conditions individually constitutes a material weakness, collectively, these deficiencies and the Company's inability to produce timely accurate financial statements is a material weakness. A material weakness is defined as a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and newly enacted SEC regulations have created additional compliance requirements for companies such as ours. We are committed to maintaining high standards of internal controls over financial reporting, corporate governance and public disclosure. As a result, we intend to invest appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. See Item 4."Controls and Procedures."

Our substantial debt and decreased access to capital could result in insufficient funds to meet our working capital requirements

The Company has been operating with low levels of capital during recent periods. While the Company itself is not subject to any minimum capital requirement, it requires working capital to pay salaries, pay vendors, including landlords, and otherwise operate its business. At December 31, 2005 the Company had a working capital deficit of $15.0 million and the Company has regularly borrowed from Prime Partners, an affiliate of Michael Ryan, the Chief Executive Officer and director of the Company, to pay its obligations. In Fiscal 2005, Prime Partners extended short-term demand loans to the Company in the aggregate amount of $1.6 million for working capital purposes. At December 31, 2005, the Company owed Prime Partners $1.8 million. On February 13, 2006, the Company owed Prime Partners $1.6 million. Prime Partners has indicated to the Company that it may demand some of the outstanding loan balance on or before April 15, 2006. There can be no assurance that Prime Partners will extend further loans to the Company. In the absence of loans from Prime Partners, the Company may not have access to sufficient funds to meet its working capital needs.

The expense and diversion of management attention which result from litigation could have an adverse effect on our operating results and could harm our ability to effectively manage our business

If the Company were to be found liable to clients for misconduct alleged in civil proceedings, the Company's operations may be adversely affected. Many aspects of the Company's business involve substantial risks of liability. Broker-dealers such as PCS are subject to claims by dissatisfied clients, including claims alleging they were damaged by improper sales practices such as unauthorized trading, churning, sale of unsuitable securities, use of false or misleading statements in the sale of securities, mismanagement and breach of fiduciary duty. Broker-dealers may be liable for the unauthorized acts of their retail brokers and independent contractors if they fail to adequately supervise their conduct. PCS is currently a defendant/respondent in numerous such proceedings. It should be noted, however, that PCS maintains securities broker-dealer's professional liability insurance to insure against this risk, but the insurance policy contains a deductible (presently $50,000) and a cumulative cap on coverage (presently $3,000,000). In addition, certain activities engaged in by brokers may not be covered by such insurance. The adverse resolution of any legal proceedings involving the Company could have a material adverse effect on its business, financial condition, and results of operations or cash flows.

The delisting of Company shares could make trading the Company's shares more difficult for investors, potentially leading to further declines in the share price

The shares of the Company's common stock were delisted from The Nasdaq National Market in August 2002 and are now traded on what is commonly referred to as the "pink sheets". As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. In addition, the Company is subject to Rule 15c2-11 promulgated by the SEC. If the Company fails to meet criteria set forth in such Rule (for example, by failing to file periodic reports as required by the Exchange Act), various practice requirements are imposed on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have a material adverse effect on the ability of broker-dealers to sell the Company's securities, which may materially affect the ability of shareholders to sell the securities in the secondary market. The delisting could make trading the Company's shares more difficult for investors, potentially leading to further declines in the share price. It would also make it more difficult for the Company to raise additional capital. Due to the delisting, the Company would also incur additional costs under state blue-sky laws if the Company were to sell equity.

There are general business risks that could adversely affect the Company

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

The dependence on technology software and systems and the Company's inability to provide assurance that their fail safe systems will be effective could adversely affect the Company's operations

As an information-financial services company with a subsidiary broker dealer, the Company is greatly dependent on technology software and systems and on the Internet to maintain customer records, effect securities transactions and prepare and file tax returns. In the event that there is an interruption to the systems due to internal systems failure or from an external threat, including terrorist attacks, fire and extreme weather conditions, the Company's ability to prepare and file tax returns and to process financial transactions could be affected. The Company has offsite backup, redundant and remote failsafe systems in place to safeguard against these threats but there can be no assurance that such systems will be effective to prevent malfunction and adverse effects on operation.

The competition from other companies may adversely affect operations

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

The competition from departing employees and the Company's ability to enforce such contractual provisions could adversely affect the Company's operating results

The Company attempts to contractually restrict departing employees and financial planners from competing with the Company following their separation from the Company. However, as a practical matter, enforcement of such contractual provisions prohibiting small scale competition by individuals may be difficult. As a result, departing employees and financial planners have in the past and may in the future compete with the Company. These people have the advantage of knowing the Company's methods and, in some cases, having access to the Company's clients. No assurance can be given that the Company will be able to retain its most important employees and financial planners or that the Company will be able to prevent competition from them or successfully compete against them. If a substantial amount of such competition from former employees and financial planners occurs, the corresponding reduction of revenue may materially adversely affect the Company's operating results.

The departure of key personnel could adversely affect the Company's operations

If any of the Company's key personnel were to leave its employ, the Company's operations may be adversely affected. The Company believes that its ability to successfully implement its business strategy and operate profitably depends on the continued employment of James Ciocia, its Chairman of the Board, Michael Ryan, its President and Chief Executive Officer, Kathryn Travis, its Secretary, Carole Enisman, its Executive Vice President of Operations, and Dennis Conroy, its Chief Accounting Officer. Michael Ryan and Carole Enisman are married. If any of these individuals become unable or unwilling to continue in his or her present position, the Company's business and financial results could be materially adversely affected.

The bankruptcy of a key director could adversely affect the confidence of potential investors of the Company's common stock

On December 28, 2005, Stephen J. Gilbert, a director of the Company, filed a motion to convert his personal Chapter 11 case to a Chapter 7 case. The bankruptcy of a key director could adversely affect the confidence of potential investors of the Company's common stock.

Tax return preparation malpractice and the Company's uninsured liability in such cases could materially adversely affect the Company's business and operating results

The Company's business of preparing tax returns subjects it to potential civil liabilities for violations of the Internal Revenue Code or other regulations of the IRS, although the Company has never been assessed with material civil penalties or fines. If a Company violation resulted in a material fine or penalty, the Company's operating results would be materially adversely affected. In addition, the Company does not maintain any professional liability or malpractice insurance policies for tax preparation. The Company has never been the subject of a tax preparation malpractice lawsuit, however, the significant uninsured liability and the legal and other costs relating to such claims could materially adversely affect the Company's business and operating results.

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

The loss of trademarks could cause the Company's revenues to decline

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

The decision not to pay dividends could impact the marketability of the Company's common stock

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

The impediments to third party control could adversely affect the price and liquidity of the Company's common stock

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

The low trading volume of the Company's common stock increases volatility, which could impair the Company's ability to obtain equity financing

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

The release of restricted common stock may have an adverse affect on the market price of the common stock

The release of various restrictions on the possible future sale of the Company's Common Stock may have an adverse affect on the market price of the common stock. Based on information received from the Company's transfer agent, approximately
5.8 million shares of the common stock outstanding are "restricted securities" under Rule 144 of the Securities Act of 1933, as amended (the "Securities Act").

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

The securities industry rules could materially affect the Company's business

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

                                                 GILMAN + CIOCIA, INC.


Dated: February 13, 2006                         By: /s/ Michael P. Ryan
                                                     ---------------------------
                                                     Chief Executive Officer


Dated: February 13, 2006                         By: /s/ Dennis Conroy
                                                     ---------------------------
                                                     Chief Accounting Officer