Form 10-Q
period 2006-03-31
GILMAN & CIOCIA INC
filed 2006-05-15
CIK 914142

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

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

                  For the quarterly period ended March 31, 2006

                                       or

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

      As of May 8, 2006, 10,550,061 shares of the issuer's common stock, $0.01 par value, were outstanding.

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS                                               Page

        Consolidated Balance Sheets as of March 31, 2006
        and June 30, 2005 ..............................................     3

        Consolidated Statements of Operations for the Three Months
        and Nine Months Ended March 31, 2006 and March 31, 2005 ........     4

        Consolidated Statements of Cash Flows for the Nine
        Months Ended March 31, 2006 and March 31, 2005 .................     5

        Supplemental Disclosures to Consolidated Statements
        of Cash Flows ..................................................     6

        Notes to Consolidated Financial Statements .....................  7 - 15

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ............................    15

Item 3. Quantitative and Qualitative Disclosures About Market Risk .....    25

Item 4. Controls and Procedures ........................................    25

PART II - OTHER INFORMATION

Item 1A. Risk Factors ..................................................    27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ....    31

Item 3. Defaults Upon Senior Securities ................................    31

Item 6. Exhibits .......................................................    32

SIGNATURES .............................................................    32

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                                                                     Unaudited           Audited
                                                                                                     March 31,           June 30,
                                                                                                       2006                2005
                                                                                                  ---------------------------------
Assets

Cash & Cash Equivalents                                                                           $    583,397         $    667,054
Marketable Securities                                                                                  180,161              511,832
Trade Accounts Receivable, Net                                                                       4,465,482            3,102,521
Receivables from Employees, Net                                                                        805,023              285,556
Due From Office Sales - Current                                                                        249,047              280,719
Prepaids and Other Current Assets                                                                      853,660              905,277
                                                                                                  ---------------------------------
      Total Current Assets                                                                           7,136,770            5,752,959

Property and Equipment (less accumulated depreciation of $5,517,894
   at March 31, 2006 and $5,090,906 at June 30, 2005)                                                1,360,611            1,040,725
Goodwill, Net                                                                                        3,843,087            3,837,087
Intangible Assets (less accumulated amortization of $5,075,690 at
   March 31, 2006 and $4,908,805 at June 30, 2005)                                                   4,698,963            5,311,002
Due from Office Sales - Non Current                                                                    763,789              700,781
Other Assets                                                                                           558,663              493,158
                                                                                                  ---------------------------------
      Total Assets                                                                                $ 18,361,883         $ 17,135,712
                                                                                                  =================================

Liabilities and Shareholders' Equity (Deficit)

Accounts Payable and Accrued Expenses                                                             $ 11,741,371         $ 10,452,087
Current Portion of Notes Payable and Capital Leases                                                  6,933,846            7,253,939
Deferred Income                                                                                        457,723              310,800
Due to Related Parties                                                                               2,585,328            1,568,809
                                                                                                  ---------------------------------
      Total Current Liabilities                                                                     21,718,268           19,585,635

Deferred Income Long Term                                                                              458,990                   --
Long Term Portion of Notes Payable and Capital Leases                                                  430,596              282,424
                                                                                                  ---------------------------------
      Total Liabilities                                                                           $ 22,607,854         $ 19,868,059

Shareholders' (Deficit)

Preferred Stock, $0.001 par value; 100,000 shares authorized; none issued                         $         --         $         --
Common Stock, $0.01 par value 20,000,000 shares authorized; 10,520,061 and
   10,409,876 shares issued at March 31, 2006 and June 30, 2005, respectively                          105,200              104,098
Additional Paid in Capital                                                                          30,237,341           30,207,474
Common Stock held in Treasury at cost, 1,326,838 at March 31, 2006 and
   June 30, 2005, respectively                                                                      (1,306,288)          (1,306,288)
Accumulated Deficit                                                                                (33,282,224)         (31,737,631)
                                                                                                  ---------------------------------
      Total Shareholders' (Deficit)                                                                 (4,245,971)          (2,732,347)
                                                                                                  ---------------------------------
Total Liabilities & Shareholders' (Deficit)                                                       $ 18,361,883         $ 17,135,712
                                                                                                  =================================

      See Notes to Consolidated Financial Statements

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               For the Three Months Ended             For the Nine Months Ended
                                                                      March 31,                               March 31,
                                                                2006               2005                2006               2005
                                                           ------------------------------------------------------------------------
Revenues
 Financial Planning Services                               $ 12,289,226        $ 12,322,972        $ 35,543,275        $ 37,491,903
 Tax Preparation Fees                                         3,428,385           3,973,725           4,212,199           4,927,716
                                                           ------------------------------------------------------------------------
     Total Revenues                                          15,717,611          16,296,697          39,755,474          42,419,619
                                                           ------------------------------------------------------------------------

Operating Expenses
 Commissions                                                  8,506,988           8,375,424          22,804,191          24,341,618
 Salaries                                                     2,634,691           2,797,985           6,954,466           7,819,352
 General & Administrative                                     1,845,981           2,069,306           5,546,032           5,386,643
 Advertising                                                  1,062,396             979,171           1,740,372           1,462,252
 Brokerage Fees & Licenses                                      482,357             347,359           1,249,958           1,103,616
 Rent                                                           582,688             503,175           1,668,025           1,393,077
 Depreciation & Amortization                                    288,791             299,768             808,795             911,793
                                                           ------------------------------------------------------------------------
     Total Operating Expenses                                15,403,892          15,372,188          40,771,839          42,418,351
                                                           ------------------------------------------------------------------------

Income/(Loss) from Continuing Operations
 Before Other Income and Expenses                               313,719             924,509          (1,016,365)              1,268
                                                           ------------------------------------------------------------------------
Other Income/(Expenses)
 Interest and Investment Income                                  29,117              11,566              66,100              68,720
 Interest Expense                                              (201,405)           (218,784)           (652,337)           (642,587)
 Other Income/(Expense), Net                                      2,922                 875              24,832              34,672
                                                           ------------------------------------------------------------------------
     Total Other Income/(Expense)                              (169,366)           (206,343)           (561,405)           (539,195)
                                                           ------------------------------------------------------------------------
Income/(Loss) from Continuing Operations
 Before Income Taxes                                            144,353             718,166          (1,577,770)           (537,927)
                                                           ------------------------------------------------------------------------
 Income Taxes/(Benefit)                                         (33,177)                 --             (33,177)                 --
                                                           ------------------------------------------------------------------------
     Net Income/(Loss)                                     $    177,530        $    718,166        $ (1,544,593)       $   (537,927)
                                                           ========================================================================

Weighted Average Number of Common
 Shares Outstanding
 Basic Shares                                                 9,178,223           9,023,877           9,155,315           8,990,055
 Diluted Shares                                               9,178,223           9,023,877           9,155,315           8,990,055
 Basic Net Income/(Loss) Per Share:
 Income/(Loss) from Continuing Operations
     Before Income Taxes                                   $       0.02        $       0.08        $      (0.17)       $      (0.06)
 Net Income/(Loss)                                         $       0.02        $       0.08        $      (0.17)       $      (0.06)
 Diluted Net Income/(Loss) Per Share:
 Income/(Loss) from Continuing Operations
     Before Income Taxes                                   $       0.02        $       0.08        $      (0.17)       $      (0.06)
 Net Income/(Loss)                                         $       0.02        $       0.08        $      (0.17)       $      (0.06)

      See Notes to the Consolidated Financial Statements

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     For the Nine Months Ended
                                                                                                              March 31,
                                                                                                     2006                   2005
                                                                                                 ----------------------------------
Cash Flows from Operating Activities:
Net Loss:                                                                                        $(1,544,593)           $  (537,927)

Adjustments to reconcile net loss to net cash provided by/(used in)
   operating activities:
Depreciation and amortization                                                                        808,795                911,793
Issuance of common stock for debt default penalties and interest                                      16,055                 41,850
Amortization of debt discount                                                                         40,613                115,174
(Gain)/loss on sale of discontinued operations                                                       (24,741)                    --
(Gain)/loss on sale of equipment and properties                                                        1,982                (31,182)

Changes in assets and liabilities:
Accounts receivable, net                                                                          (1,362,961)            (1,007,168)
Prepaid and other current assets                                                                      48,560               (785,560)
Change in marketable securities                                                                      331,671                272,555
Other assets                                                                                         (62,450)                 4,625
Accounts payable and accrued expenses                                                              1,212,416              1,580,802
Deferred Income                                                                                      605,913                 28,463
                                                                                                 ----------------------------------
Net cash provided by/(used in) operating activities:                                             $    71,260            $   593,425

Cash Flows from Investing Activities:
Capital expenditures                                                                                (773,170)              (296,503)
Due from office sales                                                                                292,559                237,833
Receivables from employees                                                                          (519,467)                15,045
Cash paid for acquisitions, net of cash acquired                                                    (120,000)              (119,225)
Proceeds from the sale of discontinued operations                                                    161,179                     --
Proceeds from the sale of property and equipment                                                          --                293,750
                                                                                                 ----------------------------------
Net cash provided by/(used in) investing activities:                                             $  (958,899)           $   130,900

Cash Flows from Financing Activities:
Proceeds from bank and other loans                                                                 2,911,260              1,592,177
Payments of bank loans and capital lease obligations                                              (2,107,278)            (1,929,993)
                                                                                                 ----------------------------------
Net cash provided by/(used in) financing activities:                                             $   803,982            $  (337,816)

Net change in cash and cash equivalents                                                          $   (83,657)           $   386,509
Cash and cash equivalents at beginning of period                                                 $   667,054            $   498,545
Cash and cash equivalents at end of period                                                       $   583,397            $   885,054

See Notes to the Consolidated Financial Statements and Supplemental Disclosures to Consolidated Statements of Cash Flows

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

        Supplemental Disclosures to Consolidated Statements of Cash Flows

                                                         For the Nine Months Ended
                                                                 March 31,
                                                           2006              2005
                                                        ---------------------------
Cash Flow Information
Cash payments during the year for:
   Interest                                             $ 166,470         $ 189,935

Supplemental Disclosure of Non-Cash Transactions
Common stock issued in connection with
   acquisitions/other                                   $  (4,129)        $   5,988
Issuance of common stock for debt default
   penalties and interest                               $  35,100         $  41,850
Equipment acquired under capital leases                 $ 274,151         $ 238,104

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

Description of the Company and Overview

Gilman + Ciocia, Inc. (together with its wholly owned subsidiaries, the "Company") is a corporation that was organized in 1981 under the laws of the State of New York and reincorporated under the laws of the State of Delaware in 1993. The Company provides federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets, and financial planning services, including securities brokerage, insurance and mortgage agency services. For the fiscal year ended June 30, 2005, approximately 88.0% of the Company's revenues were derived from commissions on financial planning services and approximately 12.0% were derived from fees for tax preparation services. For the nine months ended March 31, 2006, approximately 89.0% of the Company's revenues were derived from financial planning services. As of March 31, 2006, the Company had 35 offices operating in 5 states (New York, New Jersey, Connecticut, Pennsylvania and Florida). The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K can be obtained, free of charge, on the Company's web site at www.gilcio.com.

As a result of a number of defaults under its agreements with Wachovia Bank, National Association ("Wachovia"), on November 27, 2002 the Company entered into a debt forbearance agreement with Wachovia and subsequently amended the debt forbearance agreement as of June 18, 2003, March 4, 2004, March 1, 2005 and April 1, 2006. Another of the Company's lenders, Travelers Insurance Company ("Travelers"), has claimed several defaults under its distribution financing agreement with the Company, but acknowledged that it was subject to the terms of a subordination agreement with Wachovia (the "Subordination Agreement"), which restricts the remedies it can pursue against the Company. The Company's debt to Rappaport Gamma Limited Partnership (the "Rappaport Loan") was due on October 30, 2002. The Rappaport Loan is subordinated to the Wachovia loan. The Rappaport Loan was sold to a group of Company management and employees (the "Purchasing Group") on April 29, 2005. The members of the Purchasing Group include Prime Partners, Inc., of which Michael Ryan, the President and Chief Executive Officer and a director of the Company, is a director, an Officer and a significant shareholder, James Ciocia, the Chairman of the Company, Christopher Kelly, former General Counsel of the Company, Kathryn Travis, the Secretary and a director of the Company, Dennis Conroy, the Chief Accounting Officer of the Company, Ted Finkelstein, the Assistant General Counsel of the Company, and certain other Company employees. The Purchasing Group agreed to reduce the principal balance of the Rappaport Loan from $1.0 million to $750,000 and extend the maturity date to April 29, 2009. The Purchasing Group, as holders of the Rappaport Loan, are entitled to receive, in the aggregate, 180,000 shares of the Company's common stock annually while the debt remains unpaid. As a result of these defaults, the Company's debt as to those lenders has been classified as current liabilities on its financial statements. Upon the purchase of the Rappaport Loan by the Purchasing Group, however, the Rappaport Loan was reclassified as a related party transaction. See Note 8 to Notes to Consolidated Financial Statements for a discussion of the Company's debt.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The Consolidated Balance Sheets as of March 31, 2006, the Consolidated Statements of Operations for the three and nine months ended March 31, 2006 and 2005 and the Consolidated Statements of Cash Flows for the nine months ended March 31, 2006 and 2005 are unaudited. The Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the nine months ended March 31, 2006 are not necessarily indicative of the results to be expected for any other interim period or any future year. These Consolidated Financial Statements should be read in

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Furthermore, the Company, including its wholly owned subsidiary Prime Capital Services, Inc. ("PCS"), has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with PCS. Under the PCS registered representatives contract, each registered representative has indemnified the Company for these claims. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies," the Company has established liabilities for potential losses from such arbitrations and other legal actions, investigations and proceedings. In establishing these liabilities, the Company's management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, management base judgments on its knowledge of the situations, consultations with legal counsel and the Company's historical experience in resolving similar matters. In many such arbitrations and other legal actions, investigations and proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the Company's estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of such matters, the Company cannot predict with certainty the eventual loss or range of loss related to such matters. If management's judgments prove to be incorrect, the Company's liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. As of March 31, 2006, the Company has accrued approximately $0.6 million for these matters. A majority of these claims are covered by the Company's errors and omissions insurance policy. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these matters will not have a material adverse impact on its financial position.

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

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

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

Net Income/(Loss) Per Share

In accordance with SFAS No. 128, "Earnings Per Share", basic net income/(loss) per share is computed using the weighted average number of common shares outstanding during each period. Differences between basic and diluted shares are due to the assumed exercise of stock options included in the diluted net income/(loss) per share computation.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, and accounts payable, approximated fair value as of March 31, 2006, because of the relatively short-term maturity of these instruments and their market interest rates. Since the long-term debt is in default, it is not possible to estimate its value.

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

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

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

Litigation

On February 4, 2004, the Company was served with a Summons and a Shareholder's Class Action and Derivative Complaint with the following caption: "Gary Kosseff, Plaintiff, against James Ciocia, Thomas Povinelli, Michael P. Ryan, Kathryn Travis, Seth A. Akabas, Louis P. Karol, Edward H. Cohen, Steven Gilbert and Doreen Biebusch, Defendants and Gilman & Ciocia, Inc., Nominal Defendant". The action was filed in the Court of Chancery of the State of Delaware in and for New Castle County under Civil Action No. 188-N. The nature of the action is that the Company, its Board of Directors and its management, breached their fiduciary duty of loyalty in connection with the sale of offices to Pinnacle Taxx Advisors, LLC ("Pinnacle") in 2002. The action alleges that the sale to Pinnacle was for inadequate consideration and without a fairness opinion by independent financial advisors, without independent legal advice and without a thorough evaluation and vote by an independent committee of the Board of Directors. The action prays for the following relief: a declaration that the Company, its Board of Directors and its management breached their fiduciary duty and other duties to the plaintiff and to the other members of the purported class; a rescission of the Asset Purchase Agreement; unspecified monetary damages; and an award to the plaintiff of costs and disbursements, including reasonable legal, expert and accountants fees. On March 15, 2004, counsel for the Company and for all defendants filed a motion to dismiss the lawsuit. On June 18, 2004, counsel for the plaintiff filed an Amended Complaint. On July 12, 2004, counsel for the Company and for all defendants filed a motion to dismiss the Amended Complaint. On March 8, 2005, oral argument was heard on the motion to dismiss, and on July 29, 2005 the case Master delivered his draft report denying the motion. The parties have briefed exceptions to the report, after review of which the Master will deliver his final report. A mediation proceeding requested by Plaintiff took place without resolution on March 29, 2006. While the Company will vigorously defend itself in this matter, there can be no assurance that this lawsuit will not have a material adverse impact on its financial position.

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

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

The Company and PCS are defendants and respondents in lawsuits and NASD arbitrations in the ordinary course of business. On March 31, 2006, there were 33 pending lawsuits and arbitrations, of which 20 were against PCS and/or its registered representatives. In accordance with SFAS No. 5 "Accounting for Contingencies," the Company has established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, the Company's management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of the losses. In making these decisions, management base its judgments on its knowledge of the situations, consultations with legal counsel and the Company's historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the Company's estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, the Company cannot predict with certainty the eventual loss or range of loss related to such matters. If management's judgments prove to be incorrect, the Company's liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. Management accrued $0.6 million as a reserve for potential settlements, judgments and awards. PCS has errors & omissions coverage that will cover a portion of such matters. In addition, under the PCS registered representatives contract, each registered representative is responsible for covering costs in connection with these claims. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on its financial position.

5. LIQUIDITY AND CASH FLOW

During the nine months ended March 31, 2006, the Company incurred a net loss of $1.5 million and at March 31, 2006 had a working capital deficit position of $14.6 million. At March 31, 2006 the Company had $0.6 million of cash and cash equivalents and $4.5 million of trade accounts receivables, net, to fund short-term working capital requirements.

The Company believes that it has completed the necessary steps to meet its cash flow requirements throughout Fiscal 2006 and 2007, though due to the seasonality of the Company's business the Company may at times employ short-term financing. For the nine months ended March 31, 2006, Prime Partners, Inc. ("Prime Partners"), of which Michael P. Ryan, the Company's President, is a director, an Officer and a significant shareholder, provided short-term demand loans to the Company in the aggregate amount of $2.0 million for working capital purposes. These loans pay 10% interest per annum. As of March 31, 2006, the Company owed Prime Partners $1.7 million. Prime Partners has indicated to the Company that it may demand some of the outstanding loan balance on or before June 30, 2006. There can be no assurance that Prime Partners will extend further loans to the Company. In the absence of loans from Prime Partners, the Company may not have access to sufficient funds to meet its working capital needs.

6. ACQUISITIONS

Tax Practices

On January 20, 2006, the Company entered into an asset purchase agreement to purchase a tax practice. The purchase price is equal to a percentage of gross revenue generated from the preparation of tax returns of the clients purchased during the period from closing date through December 31, 2006, or $212,500, whichever is greater. The Company paid a down payment of $75,000 on closing and a second down payment of $25,000 on March 14, 2006. The balance of the purchase price will be paid on or prior to March 31, 2007.

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

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Financial Planners

During the three months ended March 31, 2006, the Company entered into several financial planner employment agreements. As part of the agreements the Company provided total loans in the amount of $0.3 million. These loans are subject to a Transition Loan Promissory Note requiring specific production quotas.

7. BUSINESS COMBINATIONS AND SOLD OFFICES

The Company has financed the sale of three offices and two subsidiaries with the receipt of notes to be paid over various terms up to 144 months. These notes have guarantees from the respective office purchaser and certain default provisions. Most of these notes are non-interest bearing and have been recorded with an 8% discount, and one note bears interest at 9% per annum.

The scheduled payments for the balance of the term of these notes are as follows:


          2006        $   55,851

          2007           250,194

          2008           227,254

          2009           158,359

          2010           139,534

    Thereafter           461,583
                      ----------
         Total        $1,292,775

Less Allowance           279,939
                      ----------
         Total        $1,012,836
                      ----------

8. DEBT

The Company is in default on substantially all of its debt.

On December 26, 2001, the Company closed a $7.0 million financing (the "Loan") with Wachovia. The Loan consisted of a $5.0 million term loan ("Term Loan") and a $2.0 million revolving letter of credit ("Revolving Credit Loan"). On November 27, 2002, the Company and Wachovia entered into a forbearance agreement (the "Forbearance Agreement") whereby Wachovia agreed to forbear from acting on certain defaults of financial covenants by the Company under the Revolving Credit Loan and under the Term Loan. Under the Forbearance Agreement and several amendments thereto, Wachovia deleted several large pre-maturity principal payments, increased the "Applicable Margin" to 4%, changed the Company's reporting requirements under the Loan and extended the due date of the Loan (the "Maturity Date") several times. Pursuant to Amendment No. 3 to the Forbearance Agreement ("Amendment No. 3"), dated as of March 1, 2005, the amortization schedule was extended by approximately 16 months and the Maturity Date was extended to March 10, 2008. Under Amendment No. 3, the Company will pay Wachovia principal on the Loan of $66,205.42 monthly, plus interest. As of April 1, 2006, the Company and Wachovia entered into Amendment No. 4 to the Forbearance Agreement dated as of November 27, 2002. Pursuant to Amendment No. 4 to the Forbearance Agreement: the Maturity Date was extended to October 10, 2008; commencing on April 10, 2006, the monthly principal payment on the Revolving Credit Loan was reduced to $25,000 from $30,830.39; commencing on April 10, 2006, the monthly principal payment on the Term Loan was reduced to $25,000 from $35,375.03; Wachovia delivered to the Company an $862,000 Promissory Note made by Daniel R. Levy to the Company dated January 29, 2004 and it cancelled its collateral interest in the Promissory Note; and Wachovia waived the extra principal payment due on or before April 1, 2006 in the sum of $74,205.42. The Company is in technical default of several other provisions of the Loan, the Forbearance Agreement and the amendments to Forbearance Agreement. However, the Company does not believe that Wachovia will issue a note of default for any of these technical defaults.

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

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

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Prior to 2000, the Company accounted for plans under the recognition and measurement provisions of APB 25, and related Interpretations. Effective July 1, 2000, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-based Compensation", prospectively to all employee awards granted, modified, or settled after January 1, 2002. Awards under the Company's plans vest over periods ranging from immediately to five years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the nine months ended March 31, 2006 and 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income/(loss) and earnings/(loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period under SFAS No. 123. The reported and pro forma net income/(loss) and earnings/(loss) per share for the three months and the nine months ended March 31, 2006 in the table below are the same since compensation expense is calculated under the provisions of FAS 123-R. These amounts for the three months and the nine months ended 2006 are included in the table below only to provide the detail for a comparative presentation to the three months and the nine months ended March 31, 2005.

                                                                 For the Three Months Ended           For the Nine Months Ended
                                                                          March 31,                           March 31,
                                                                    2006            2005                2006               2005
                                                               --------------------------------------------------------------------
Net Income/(Loss) as reported                                  $     177,530    $     718,166     $  (1,544,593)      $    (537,927)

Add: Stock-based employee compensation
   expenses included in reported net income/(loss),
   net of related tax effects                                             --               --               322                  --

Deduct: Total stock-based compensation
   expense determined under fair value based
   method for all awards, net of related taxes                            --          (10,779)             (322)            (44,928)
                                                               --------------------------------------------------------------------

Pro forma Net Income/(Loss)                                    $     177,530    $     707,387     $  (1,544,593)      $    (582,855)

Basic and diluted earnings/(loss) per share:
As reported - Basic                                            $        0.02    $        0.08     $       (0.17)      $       (0.06)
Pro forma - Basic                                              $        0.02    $        0.08     $       (0.17)      $       (0.06)

As reported - Diluted                                          $        0.02    $        0.08     $       (0.17)      $       (0.06)
Pro forma - Diluted                                            $        0.02    $        0.08     $       (0.17)      $       (0.06)

The effects of applying SFAS No. 123 in the pro forma net income/(loss) disclosures above are not likely to be representative of the effects on pro forma disclosures of future years.

Changes in the Company's stock option activity during the nine months ended March 31, 2006 were as follows:

Outstanding at June 30, 2005     1,709,950

               Grants                   --
               Cancelled          (113,828)
               Expired            (487,622)
               Exercised                --
                                 ---------
Outstanding - March 31, 2006     1,108,500

Exercisable - March 31, 2006     1,108,500

During the nine months ended March 31, 2006, the Company issued no shares of stock in connection with earnout agreements associated with the acquisition of client lists.

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

10. RELATED PARTY TRANSACTIONS

For the nine months ended March 31, 2006, Prime Partners, of which Michael Ryan, the Company's President, is a director, an Officer and a significant shareholder, provided short term loans to the Company in the aggregate amount of $2.0 million for working capital purposes. These loans pay 10% interest per annum. As of March 31, 2006 the Company owed Prime Partners $1.7 million.

See Note 1 to Notes to Consolidated Financial Statements for a description of the purchase of the Rappaport Loan by a group of Company management and employees.

11. SUBSEQUENT EVENTS

Effective January 31, 2006, Christopher Kelly resigned as General Counsel of the Company. The Company has hired a new General Counsel, Daniel Wieneke, whose start date was February 23, 2006.

On March 31, 2006, the Company owed Prime Partners $1.7 million in short-term demand loans. Prime Partners has indicated to the Company that it may demand some of the outstanding loan balance on or before June 30, 2006. There can be no assurance that Prime Partners will extend further loans to the Company. In the absence of loans from Prime Partners, the Company may not have access to sufficient funds to meet its working capital needs.

As of April 1, 2006, the Company and Wachovia entered into Amendment No. 4 to the Forbearance Agreement dated as of November 27, 2002. Pursuant to Amendment No. 4 to the Forbearance Agreement: the Maturity Date was extended to October 10, 2008; commencing on April 10, 2006, the monthly principal payment on the Revolving Credit Loan was reduced to $25,000 from $30,830.39; commencing on April 10, 2006, the monthly principal payment on the Term Loan was reduced to $25,000 from $35,375.03; Wachovia delivered to the Company an $862,000 Promissory Note made by Daniel R. Levy to the Company dated January 29, 2004 and it cancelled its collateral interest in the Promissory Note; and Wachovia waived the extra principal payment due on or before April 1, 2006 in the sum of $74,205.42.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such statements, including statements regarding the implementation and impact of accounting treatments, working capital needs and sources, the Company's expectations regarding payment of purchase price in connection with acquisitions, the effects of defaults under the Company's loan arrangements, the Company's expectations regarding actions of its lenders, expectations regarding the sale of Company assets, expenses, estimates of timing for and contributions to future profitability, if any, the effects of the Company's delisting from Nasdaq, resources necessary to comply with Sarbanes-Oxley Section 404, and effects of the Securities and Exchange Commission's ("SEC") investigation of the Company, the Company's product mix and its emphasis on certain products, and the Company's revenues and the seasonal nature of its revenues, the Company's expectations regarding its ability to control expenses and its efforts to build brand awareness, and the Company's activities to limit market risk are based upon current information, expectations, estimates and projections regarding the Company, the industries and markets in which the Company operates, and management's assumptions and beliefs relating thereto. Words such as "will," "plan," "expect," "remain," "intend," "estimate," "approximate," and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by federal, state and local authorities and their impact on the lines of business in which the Company and its subsidiaries are involved; unforeseen compliance costs; changes in economic, political or regulatory environments; the impact on the Company if one or more of the Company's lenders elects to pursue its available remedies as a result of the Company's default under applicable loan documents with such lender; changes in competition and the effects of such changes; the departure of key Company personnel; the inability to implement the Company's strategies; changes in management and management strategies; the Company's inability to successfully design, create, modify and operate its computer systems and networks; litigation, arbitration and investigations involving the Company; decreased liquidity and share price and difficulty raising capital, resulting from our

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

delisting from Nasdaq and other factors; the impact of our delisting from Nasdaq on our business generally and on our share price and the trading market in our securities; internal control deficiencies and the Company's potential inability to remedy them; and other risks including those described in Item 1A of this quarterly report on Form 10-Q. Readers should take these factors into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The reader should, however, consult further disclosures the Company may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Where appropriate, prior years financial statements reflect reclassifications to conform to the current year presentation.

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto set forth in Item 1. "Financial Statements".

OVERVIEW

The Company provides federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets, and financial planning services, including securities brokerage, insurance and mortgage agency services. In Fiscal 2005, approximately 88.0% of the Company's revenues were derived from commissions on financial planning services and approximately 12.0% were derived from fees for tax preparation services. For the nine months ended March 31, 2006, approximately 89.0% of the Company's revenues were derived from commissions on financial planning services and approximately 11.0% were earned from fees for tax preparation services. As of March 31, 2006, the Company had 35 offices operating in 5 states (New York, New Jersey, Connecticut, Pennsylvania and Florida).

The Company provides financial planning services through its 35 Company owned offices and through independently owned and operated financial planning offices. The Company's financial planning clients generally are introduced to the Company through the Company's tax return preparation services and educational workshops. The Company believes that its tax preparation business is inextricably intertwined with its financial planning activities. The independent offices use a variety of marketing tools to attract new clients. Future profitability will likely come from the two channels leveraging off each other, improving client base retention and growth.

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

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

A majority of the financial planners located in Company offices are also tax preparers. The Company's tax preparation business is conducted predominantly in February, March and April. During the tax season, the Company significantly increases the number of employees involved in tax preparation. During the 2006 tax season, the Company prepared approximately 23,000 United States tax returns.

During the three months ended March 31, 2006, the Company had income from continuing operations before other income and expenses of $0.3 million compared to $0.9 million during the three months ended March 31, 2005. This decrease was primarily attributable to decreased tax preparation revenue, higher commission expense related to sales generated from the independent sales representative channel, offset by lower commission expense related to sales generated from the employee sales representative channel, and decreases in salaries and general and administrative expenses.

At March 31, 2006 the Company had a working capital deficit of $14.6 million. At March 31, 2006 the Company had $0.6 million of cash and cash equivalents and $4.5 million of trade accounts receivables, net, to fund short-term working capital requirements.

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

The Company continues to redefine its product mix, placing a smaller emphasis on the sale of annuities, while putting a greater emphasis on the sale of other financial products that generate recurring income. The Company expects that this trend will continue in future quarters. The Company is attempting to increase revenue by, among other things, implementing its recently established representative recruiting program. If this program is not successful in generating additional revenue, the anticipated decreases in the sales of annuities, which typically generate higher upfront commissions, may result in continued downward pressure on total revenues in future quarters until the Company starts to more significantly benefit from the affect of the greater sale of products that generate recurring income. The Company expects that it will continue to control levels of salary and general and administrative expenses, while increasing spending on marketing efforts to build brand awareness and attract new clients. The Company cannot predict whether its marketing efforts will have the desired effects.

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

The following table presents revenue by product line and brokerage revenue by product type:

                                                                  Unaudited
                                                     For the Three Months Ended March 31,
Revenue by Product Line                            2006             2005          % Variance
                                            ---------------------------------------------------
Brokerage                                   $    9,085,124    $    9,159,036               -0.8%
Insurance                                          619,077           960,772              -35.6%
Advisory                                         2,249,696         2,018,425               11.5%
Tax                                              3,428,385         3,973,725              -13.7%
Lending Services                                   164,170           238,640              -31.2%
Marketing                                          171,159           (53,901)               N/A
                                            ---------------------------------------------------
Total                                       $   15,717,611    $   16,296,697               -3.6%
                                            ===================================================

Brokerage Revenue by Product Type

Mutual Funds                                $    1,215,813    $    1,454,775              -16.4%
Equities, Bonds & UIT                              297,704           211,556               40.7%
Annuities                                        5,400,425         5,419,946               -0.4%
Limited Partnerships                                34,729            69,881              -50.3%
Variable Life                                       50,000            62,011              -19.4%
Trails                                           1,743,114         1,600,136                8.9%
Miscellaneous Income                                36,665            18,287              100.5%
Gain Firm Trading                                  298,497           322,712               -7.5%
Unrealized Gain/(Loss) on Firm Trading               8,177              (268)               N/A
                                            ---------------------------------------------------
Total                                       $    9,085,124    $    9,159,036               -0.8%
                                            ===================================================

The Company's total revenues for the three months ended March 31, 2006 were $15.7 million compared to $16.3 million for the three months ended March 31, 2005, a decrease of $0.6 million or 3.6%. The Company's total revenues for the three months ended March 31, 2006 consisted of $12.3 million for financial planning services and $3.4 million for tax preparation services. Financial planning services represented approximately 78.0% and tax preparation services represented approximately 22.0% of the Company's total revenues during the three months ended March 31, 2006. The Company's total revenues for the three months ended March 31, 2005 consisted of $12.3 million for financial planning services and $4.0 million for tax preparation services. Financial planning services represented approximately 76.0% and tax preparation fees represented approximately 24.0% of the Company's total revenues during the three months ended March 31, 2005.

Although financial planning revenue remained fairly flat for the three months ended March 31, 2006, compared with the same period last year, the Company had a $0.5 million decline in revenue generated from its employee sales representatives channel and an increase of $0.5 million generated from its independent sales representatives channel compared to the sales force mix for the same period last year which resulted in higher commission expense related to financial planning for the three months ended March 31, 2006. Approximately $0.4 million of the decline in the employee channel resulted from reduced production of a former sales representative. The $0.5 million increase in sales in the independent sales channel is due to overall increased production.

For the three months ended March 31, 2006, the Company's tax preparation revenue was $3.4 million compared to $4.0 million for the three months ended March 31, 2005. Of this $0.5 million decline in revenue, approximately $0.3 million resulted from the Company's sale of its Colorado office during the first quarter of fiscal 2006. The remainder of the decline can be attributed to diminished tax preparation services for the three months ended March 31, 2006 resulting from reduced personnel at two offices.

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

For the three months ended March 31, 2006, revenues from recurring revenue sources (advisory and trails) increased to $4.0 million, up $0.4 million from $3.6 million for the three months ended March 31, 2005, representing a 10.3% increase in recurring revenue. For the three months ended March 31, 2006, recurring revenue was 25.4% of the Company's total revenue compared to 22.2% for the three months ended March 31, 2005. The increase in recurring revenues is the result of higher assets under management and assets under custody.

As indicated in the following table, as of March 31, 2006, assets under AFP management increased $99.4 million, to $603.3 million, up from $503.9 million for the same period last year. This increase is attributable to increases in assets under management, as well as market fluctuations. As of March 31, 2006, total Company assets under custody were $4.4 billion, up $348.2 million from the fiscal year ended June 30, 2005.

The following table presents the market values of assets under AFP management:

                                             Market Value as of March 31,
                                       2006              2005            % Variance
                                   ------------------------------------------------
Annuities                           363,672,186       320,171,581              13.6%
Brokerage                           239,593,705       183,765,006              30.4%
                                   ------------------------------------------------
Total Assets Under Management      $603,265,891      $503,936,587              19.7%
                                   ================================================

The following table presents the market values of total Company assets under custody:

                                       Total Company
     Market Value as of             Assets Under Custody
---------------------------         --------------------
                  3/31/2006               $4,446,357,600
                 12/31/2005               $4,262,634,300
                  9/30/2005               $4,232,288,300
                  6/30/2005               $4,098,175,100
                 12/31/2004               $3,996,890,000
                  9/30/2004               $3,775,395,900

The Company's total operating expenses for the three months ended March 31, 2006 were $15.4 million or 98.0% of revenues, compared to $15.4 million or 94.3% of revenues for the three months ended March 31, 2005. Operating expenses remained fairly flat due to decreases in salaries and general and administrative expenses, offset by an increase in commissions, advertising, brokerage fees and licenses and rent.

Salaries decreased by $0.2 million, or 5.8% in the three months ended March 31, 2006 compared with the same period last year. This decrease is attributable to outsourcing the telemarketing center, continued efforts to reduce administrative salary costs and decreased contributions by the Company to health care costs due to greater health care contributions from the Company's representatives.

General and administrative expenses decreased $0.2 million or 10.8% in the three months ended March 31, 2006 compared with the same period last year. This decrease is primarily attributable to decreases in client settlement expenses, insurance and general office expenses, offset by increases in postage and bad debt expense.

For the three months ended March 31, 2006, commission expense was $8.5 million compared to $8.4 million for the three months ended March 31, 2005. This increase is attributable to higher commission expense related to financial planning revenue of $0.3 million compared with the same period last year. This increase is due to higher sales on the Company's independent sales representative channel and a decrease in sales in the Company's employee sales representative channel. Higher financial planning related commission expense was partially offset by a decline in commission expense related to decreased tax preparation revenue.

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Advertising expenses increased 8.5% to $1.1 million in the three months ended March 31, 2006. This increase is primarily attributable to increased marketing efforts related to print and media advertisements and the continued implementation of seminar and marketing efforts.

Brokerage fees and licenses were $0.5 million for the three months ended March 31, 2006, compared with $0.3 million for the same period last year. This increase in brokerage fees and licenses is mostly due to timing and an increase in fees due to higher assets under management.

Rent expense increased 15.8% to $0.6 million for the three months ended March 31, 2006 compared with $0.5 million for the same period last year. This increase is attributable to the relocation of an office to the Greenvale section of Nassau County, Long Island, and the opening of new offices in Ft. Lauderdale, Florida and Williamsville, New York, which are larger more prominent retail locations, and generally more expensive to lease.

The Company's income from continuing operations before other income and expenses for the three months ended March 31, 2006 was $0.3 million compared with $0.9 million for the three months ended March 31, 2005, a decrease of $0.6 million. This decrease was primarily attributable to decreased tax preparation revenue, higher commission expense related to sales generated from the independent sales representative channel, offset by lower commission expense related to sales generated from the employee sales representative channel, and decreases in salaries and general and administrative expenses.

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 2006 COMPARED TO NINE MONTHS ENDED MARCH 31, 2005

The following table presents revenue by product line and brokerage revenue by product type:

                                                               Unaudited
                                                  For the Nine Months Ended March 31,
Revenue by Product Line                          2006             2005          % Variance
                                            ----------------------------------------------
Brokerage                                   $ 26,028,202     $ 27,475,876             -5.3%
Insurance                                      1,573,427        2,533,035            -37.9%
Advisory                                       6,690,984        6,199,965              7.9%
Tax                                            4,212,199        4,927,716            -14.5%
Lending Services                                 543,186          572,439             -5.1%
Marketing                                        707,476          710,588             -0.4%
                                            ----------------------------------------------
Total                                       $ 39,755,474     $ 42,419,619             -6.3%
                                            ==============================================

Brokerage Revenue by Product Type

Mutual Funds                                $  3,711,670     $  3,196,913             16.1%
Equities, Bonds & UIT                            918,597          816,649             12.5%
Annuities                                     15,025,659       17,691,742            -15.1%
Limited Partnerships                             183,520          168,692              8.8%
Variable Life                                    201,579          174,435             15.6%
Trails                                         5,059,172        4,282,475             18.1%
Miscellaneous Income                              83,069           98,473            -15.6%
Gain Firm Trading                                812,461          995,176            -18.4%
Unrealized Gain/(Loss) on Firm Trading            32,475           51,321            -36.7%
                                            ----------------------------------------------
Total                                       $ 26,028,202     $ 27,475,876             -5.3%
                                            ==============================================

The Company's total revenues for the nine months ended March 31, 2006 were $39.8 million compared to $42.4 million for the nine months ended March 31, 2005, a decrease of $2.7 million or 6.3%. This decrease is attributable to a decrease in revenues from the Company's annuity, insurance and tax preparation business partially offset by an increase in the Company's advisory business.

The Company's total revenues for the nine months ended March 31, 2006 consisted of $35.5 million for financial planning services and $4.2 million for tax preparation services. Financial planning services represented approximately 89.0% and tax preparation services represented approximately 11.0% of the Company's total revenues during the nine months ended March 31, 2006. The Company's total revenues for the nine months ended March 31, 2005 consisted of $37.5 million for financial planning services and $4.9 million for tax preparation services. Financial planning services represented approximately 88.0% and tax preparation fees represented approximately 12.0% of the Company's total revenues during the nine months ended March 31, 2005.

The Company continues to redefine its product mix, placing a smaller emphasis on annuities, while increasing sales of other financial products that generate recurring income. For the nine months ended March 31, 2006, revenues from recurring revenue sources (advisory and trails) increased to $11.8 million, up $1.3 million from $10.5 million for the nine months ended March 31, 2005, representing a 12.1% increase in recurring revenue. The increase in recurring revenues is the result of higher assets under management and assets under custody. For the nine months ended March 31, 2006, recurring revenue (advisory and trails) was 29.6% of the Company's total revenue compared to 24.7% for the nine months ended March 31, 2005.

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

For the nine months ended March 31, 2006, revenues from annuity sales were $15.0 million compared with $17.7 million for the same nine months last year, representing a 15.1% drop in annuity revenue. The decline in revenue from annuity sales is consistent with the Company's goal of having a higher recurring revenue stream.

The Company's total operating expenses for the nine months ended March 31, 2006 was $40.8 million or 102.6% of revenues, compared to $42.4 million or 100.0% of revenues for the nine months ended March 31, 2005. Operating expenses decreased mostly due to lower commission, salary and depreciation and amortization expense year over year, offset by increases in general and administrative expense, advertising, brokerage fees and licenses and rent compared with last year.

The Company's commission expense for the nine months ended March 31, 2006 was $22.8 million, a decrease of $1.5 million or 6.3% from $24.3 million for the nine months ended March 31, 2005. This decrease is mostly attributable to decreased financial planning revenue resulting primarily from decreased sales of annuities and insurance products and lower tax preparation revenue.

Salaries decreased by $0.9 million, or 11.1% in the nine months ended March 31, 2006 compared with the same period last year. This decrease is attributable to outsourcing the telemarketing center, continued efforts to reduce administrative salary costs and decreased contributions by the Company to health care costs due to greater health care contributions from the Company's representatives.

General and administrative expenses increased by 3.0% in the nine months ended March 31, 2006 compared with the same period last year. This increase is primarily attributable to increases in postage, bad debt expense and professional development offset by a decrease in client settlement expense.

Depreciation and amortization for the nine months ended March 31, 2006 was $0.8 million, a decrease of $0.1 million from $0.9 million for the nine months ended March 31, 2005. The decrease is attributable to lower depreciation expense due to assets reaching their full depreciable lives, partially offset by increases due to capital expenditures related to the opening of our new offices in Williamsville, New York, Greenvale, New York and Fort Lauderdale, Florida.

Advertising expenses increased 19.0% to $1.7 million in the nine months ended March 31, 2006 compared with $1.5 million for the nine months ended March 31, 2005. This increase is primarily attributable to the outsourcing of the Company's telemarketing efforts and increased marketing efforts related to media advertisement. The increased expense from outsourcing, however, was partially offset by a decrease in salaries for telemarketing staff.

Brokerage fees and license expense for the nine months ended March 31, 2006 was $0.1 million higher compared with the nine months ended March 31, 2005. This increase was mostly attributable to timing and an increase in fees due to higher assets under management.

Rent expense increased 19.7% to $1.7 million for the nine months ended March 31, 2006 compared with $1.4 million for the same period last year. This increase is attributable to the relocation of an office to the Greenvale section of Nassau County, Long Island, and the opening of new offices in Ft. Lauderdale, Florida and Williamsville, New York, which are larger more prominent retail locations, and generally more expensive to lease.

The Company's loss from continuing operations before other income and expenses for the nine months ended March 31, 2006 was $1.0 million compared with income of $1,268 for the nine months ended March 31, 2005, an increased loss of $1.0 million. This increased loss was primarily attributable to decreased financial planning revenue mostly in annuities and the insurance product line and decreased tax preparation revenue, offset slightly by decreased commission and salary expense.

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2006 and during Fiscal 2005, the Company was in default of certain covenants under (i) its $7.0 million term loan/revolving letter of credit financing with Wachovia Bank, National Association ("Wachovia"), (ii) its $5.0 million distribution financing with Travelers Insurance Company ("Travelers") and (iii) its $1.0 million loan with Rappaport Gamma Limited Partnership ("Rappaport").

Following a number of defaults under its agreements with Wachovia, on November 27, 2002, the Company entered into a debt forbearance agreement with Wachovia which was subsequently amended on June 18, 2003, March 4, 2004 and March 1, 2005. Travelers also has claimed several defaults under its distribution financing agreement with the Company, but has acknowledged that Travelers is subject to the terms of a subordination agreement with Wachovia (the "Subordination Agreement"), which restricts the remedies it can pursue against the Company. The Company's debt to Rappaport (the "Rappaport Loan") was due on October 30, 2002. The Rappaport Loan is subordinated to the Wachovia loan. The Rappaport Loan was sold to a group of Company management members and employees (the "Purchasing Group") on April 29, 2005. The members of the Purchasing Group include Prime Partners, Inc. ("Prime Partners"), a corporation partially owned by Michael Ryan, the President and Chief Executive Officer and a director of the Company, James Ciocia, the Chairman of the Company, Christopher Kelly, the former General Counsel of the Company, Kathryn Travis, the Secretary and a director of the Company, Dennis Conroy, the Chief Accounting Officer of the Company, Ted Finkelstein, the Assistant General Counsel of the Company, and certain other Company employees. The Purchasing Group has agreed to reduce the principal balance of the Rappaport Loan from $1.0 million to $0.8 million and to extend the maturity date to April 29, 2009. Pursuant to the terms of the Rappaport Loan, the Purchasing Group, as holders of the Rappaport Loan, are entitled to receive, in the aggregate, as interest, 15,000 shares of the Company's common stock monthly while the debt remains unpaid.

As a result of these defaults, the Company's debt as to these lenders has been classified as current liabilities on its financial statements. Upon the purchase of the Rappaport Loan by the Purchasing Group, however, the Rappaport Loan was reclassified as a related transaction.

During the nine months ended March 31, 2006, the Company incurred a net loss of $1.5 million and at March 31, 2006 had a working capital deficit position of $14.6 million. At March 31, 2006 the Company had $0.6 million of cash and cash equivalents, $0.2 million in marketable securities and $4.5 million of trade account receivables, net, to fund short-term working capital requirements. PCS is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires that PCS maintain minimum regulatory net capital of $100,000 and, in addition, that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to one. At March 31, 2006 the Company was in compliance with this regulation.

The Company has shown losses for a variety of reasons including legacy issues that include high cost structures for the home and field offices, the costs of abandoned leases and significant litigation. The Company has also suffered increased regulatory costs, and downward pressure on commission levels. The Company has previously attempted to address its financial condition by among other things, selling assets to raise cash, cutting operating expenses, retaining existing registered representatives and borrowing from Prime Partners, Inc. ("Prime Partners"), an affiliate of Michael Ryan, the President and Chief Executive Officer and a director of the Company.

As a result of the Company's renegotiations with Wachovia, the amendment dated March 1, 2005 to the Wachovia agreement discussed above, notwithstanding the defaults with Wachovia, significantly reduced our debt service requirements below those of fiscal 2005.

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

Additionally, during the third and fourth quarters of the Company's fiscal year, significantly more cash is generated from its tax preparation business than during the first and second quarters of the Company's fiscal year.

The Company is currently attempting to (i) increase revenues through a recently initiated registered representative recruiting program, (ii) increase its reserves and (iii) initiating discussions with its lenders to renegotiate its financing arrangements.

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Other initiatives the Company is pursuing include (i) consolidating offices to preserve the Company's revenue stream and to further reduce overhead expenses,
(ii) negotiating with the top producers in the independent representative channel to move them to the Company representative channel, and (iii) lowering compensation levels for lower producing company representatives.

Furthermore, the Company has demonstrated an ability to raise capital from insiders and key producers when necessary through the Rappaport transaction, as described above. Although the Company has not done so since the Rappaport transaction and there is no guarantee the Company would be successful, the Company believes it would be able to raise capital from insiders and key producers again if necessary.

There can be no guarantee, however, that the Company will be able to successfully implement its strategy, and in particular, there can be no guarantee that the Company's lenders will agree to terms in the future that are more favorable to the Company than the current arrangements with the lenders. Further, there can be no guarantee that the Company will be able to sell additional assets, raise capital, or be able to generate further cost savings without adversely impacting revenue and profitability.

The Company believes that it has completed the necessary steps to meet its cash flow requirements throughout Fiscal 2006 and 2007, though due to the seasonality of the Company's business the Company may at times employ short-term financing. For the nine months ended March 31, 2006, Prime Partners, of which Michael P. Ryan, the Company's President, is a director, an Officer and a significant shareholder, provided short-term demand loans to the Company in the aggregate amount of $2.0 million for working capital purposes. These loans pay 10% interest per annum. As of March 31, 2006, the Company owed Prime Partners $1.7 million. Prime Partners has indicated to the Company that it may demand some of the outstanding loan balance on or before June 30, 2006. There can be no assurance that Prime Partners will extend further loans to the Company. In the absence of loans from Prime Partners, the Company may not have access to sufficient funds to meet its working capital needs.

In view of the Company's efforts to increase revenues, the Company does not currently anticipate selling significant amounts of additional assets. Accordingly, the Company does not anticipate receiving significant funds in the near future from asset sales to meet its working capital needs.

The Company's net cash provided by operating activities was $0.1 million for the nine months ended March 31, 2006, compared with net cash provided by operating activities of $0.6 million for the nine months ended March 31, 2005. The decrease of $0.5 million in net cash provided by operating activities was primarily attributable to lower earnings for the nine months ended March 31, 2006, and higher levels of accounts receivable at March 31, 2006, partially offset by increases in deferred income as of March 31, 2006.

Net cash used in investing activities was $1.0 million for the nine months ended March 31, 2006 compared with net cash provided by investing activities of $0.1 million for the nine months ended March 31, 2005. The increase in net cash used in investing activities was mostly attributable to increased capital expenditures related to the opening of the Company's new office locations and higher levels of receivables from employees at March 31, 2006.

Net cash provided by financing activities was $0.8 million for the nine months ended March 31, 2006 compared with net cash used in financing activities of $0.3 million for the nine months ended March 31, 2005. The improvement is due primarily to increased borrowings from Prime Partners.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

None

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

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

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

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

On October 25, 2005, the Company engaged Sherb & Co., LLP to serve as the Company's independent auditors for the year ending June 30, 2006. Sherb has not yet audited the Company's internal controls.

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

The Company carried out an evaluation as of the end of the quarter ended March 31, 2006 under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Accounting Officer, of the disclosure controls and procedures of the Company as defined in Exchange Act Rule 13(a)-15(e). In designing and evaluating disclosure controls and procedures, the Company and its management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. Due to the material weakness in internal control over financial reporting previously noted and insufficient passage of time to test the enacted changes to determine if such changes are effective as at and prior to March 31, 2006, management concludes that the Company's disclosure controls and procedures are ineffective.

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

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Changes in Internal Controls

During the three months ended March 31, 2006, the Company implemented new procedures related to its tax preparation recordkeeping that materially affect the internal controls concerning financial reporting. These procedures included automated data feeds from the front office tax preparation software to the back office general ledger system, daily field office receipt reconciliations and reporting to the back office, as well as internal field office audits to insure compliance. Further the back office did monthly reconciliations of the databases to ensure accuracy of the data feeds.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Significant Deficiencies in Internal Controls Over Financial Reporting; Increased Compliance Expense

The Company was advised by its former outside auditors Radin Glass & Co., LLP ("Radin Glass") of the existence of certain reportable conditions involving significant deficiencies in the design and operation of the Company's internal controls over financial reporting that could adversely affect the Company's ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. Although none of these conditions individually constitutes a material weakness, collectively, these deficiencies and the Company's inability to produce timely accurate financial statements is a material weakness. A material weakness is defined as a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and newly enacted SEC regulations have created additional compliance requirements for companies such as ours. We are committed to maintaining high standards of internal controls over financial reporting, corporate governance and public disclosure. As a result, we intend to invest appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. See Item 4."Controls and Procedures."

Our substantial debt and decreased access to capital could result in insufficient funds to meet our working capital requirements

The Company has been operating with low levels of capital during recent periods. While the Company itself is not subject to any minimum capital requirement, it requires working capital to pay salaries, pay vendors, including landlords, and otherwise operate its business. At March 31, 2006 the Company had a working capital deficit of $14.6 million and the Company has regularly borrowed from Prime Partners, an affiliate of Michael Ryan, the Chief Executive Officer and director of the Company, to pay its obligations. In Fiscal 2006, Prime Partners extended short-term demand loans to the Company in the aggregate amount of $2.0 million for working capital purposes. At March 31, 2006, the Company owed Prime Partners $1.7 million. Prime Partners has indicated to the Company that it may demand some of the outstanding loan balance on or before June 30, 2006. There can be no assurance that Prime Partners will extend further loans to the Company. In the absence of loans from Prime Partners, the Company may not have access to sufficient funds to meet its working capital needs.

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

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

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

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

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

The bankruptcy of a key director could adversely affect the confidence of potential investors in the Company's common stock

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

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

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

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2006, the Company issued 105,000 shares of its common stock to members of the Purchasing Group as payment of interest on the Rappaport Loan. The shares were issued in reliance on Section 4(2) under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

See Note 8 to Notes to Consolidated Financial Statements herein for a discussion of the Company's defaults on debt.

ITEM 6. EXHIBITS

10.5 Amendment No. 4 to Forbearance Agreement, amending the Forbearance Agreement dated as of November 27, 2002 by and between the Company and Wachovia Bank, National Association ("Wachovia"), executed by Wachovia on April 21, 2005.

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

                                                GILMAN + CIOCIA, INC.


Dated: May 15, 2006                             By: /s/ Michael P. Ryan
                                                    ---------------------------
                                                    Chief Executive Officer


Dated: May 15, 2006                             By: /s/ Dennis Conroy
                                                    ---------------------------
                                                    Chief Accounting Officer