Form 10-K/A
period 2003-06-30
GILMAN & CIOCIA INC
filed 2006-06-15
CIK 914142

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

                              GILMAN + CIOCIA, INC.

                              REPORT ON FORM 10-K/A

                        FOR THE YEAR ENDED JUNE 30, 2003

                                TABLE OF CONTENTS

                                     PART I

Item 1.   Description of Business...........................................   3
Item 2.   Properties........................................................  17
Item 3.   Legal Proceedings.................................................  17
Item 4.   Submission of Matters to a Vote of Security Holders...............  18

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters...........................................................  18
Item 6.   Selected Consolidated Financial Data..............................  19
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................  20
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk........  38
Item 8.   Consolidated Financial Statements and Supplementary Data..........  38
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure..............................................  77
Item 9A.  Controls and Procedures ..........................................  78

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant................  79
Item 11.  Executive Compensation............................................  81
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters...................................  87
Item 13.  Certain Relationships and Related Transactions....................  88

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...  90

SIGNATURES..................................................................  92

Explanatory Note for 10-K/A dated June 15, 2006

This Amendment dated June 15, 2006 is being filed to correct the omission of
Exhibit 23.1 from prior filings.

Explanatory Note for 10-K/A dated January 16, 2004

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

23.1 Consent of Independent Certified Public Accountants.

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

                                              GILMAN + CIOCIA, INC.

Dated: June 15, 2006                       By /s/ Michael P. Ryan
                                                 -------------------
                                              Chief Executive Officer