Form 10-K/A
period 2005-06-30
GILMAN & CIOCIA INC
filed 2006-06-15
CIK 914142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                              GILMAN + CIOCIA, INC.

                              REPORT ON FORM 10-K/A

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2005

                                TABLE OF CONTENTS

PART I

Item 1.  Description of Business............................................   3
Item 2.  Properties.........................................................  16
Item 3.  Legal Proceedings..................................................  16
Item 4.  Submission of Matters to a Vote of Security Holders................  18

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
         and Issuer Purchases of Equity Securities..........................  18
Item 6.  Selected Financial Data............................................  19
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................  21
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.........  32
Item 8.  Financial Statements and Supplementary Data........................  32
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure...............................................  59
Item 9A. Controls and Procedures ...........................................  59
Item 9B. Other Information..................................................  61

PART III

Item 10. Directors and Executive Officers of the Registrant.................  61
Item 11. Executive Compensation.............................................  62
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters ...................................  64
Item 13. Certain Relationships and Related Transactions.....................  67
Item 14. Principal Accounting Fees and Services ............................  67

PART IV

Item 15. Exhibits, Financial Statement Schedules............................  67

SIGNATURES..................................................................  69

Explanatory Note

This Form 10-K/A is being filed as a result of a decision by management, in consultation with the Board of Directors of Gilman + Ciocia, Inc. (the "Company"), that the Company should amend and restate its financial statements for the fiscal year ended June 30, 2005 contained in the Company's Form 10-K.

Management concluded that its previously issued financial statements for the fiscal year ended June 30, 2005 should not be relied upon because of certain grouping and presentation errors contained therein. The Company made these determinations based on discussions with the Staff of the Division of Corporation Finance of the Securities and Exchange Commission (the "Commission") regarding certain accounting matters raised during a Staff review of the Company's periodic filings. The grouping and presentation errors include the following:

      o The Company's consolidated statement of cash flow contained a grouping error; the line items titled Due from Office Sales and Receivables from Officers, Shareholders and Employees were reclassified from operating activities to investing activities; and

            the Company financed $0.9 million for the sale of its North Shore and North Ridge offices which was erroneously included in three line items on the consolidated statement of cash flow for the fiscal year ended 2004; (1) as a deduction to operating activities in the $6.2 million (Gain)/Loss on Sale of Discontinued Operations; (2) as a deduction in Due From Office Sales; and (3) as an increase in Proceeds From the Sale of Discontinued Operations in investing activities. The restatement was to increase Due From Office Sales and to decrease Proceeds From the Sale of Discontinued Operations each by $0.9 million.

            As a result the following restatements were made for each period presented on the Consolidated Statement of Cash Flows:

            o For Fiscal 2005; (1) net cash provided by operating activities was restated from $974,266 to $515,861, a reduction in net cash provided by operating activities of $458,405; and (2) net cash used in investing activities was restated from $244,624 to net cash provided by of $213,780, an increase in net cash provided by investing activities of $458,405;

            o For Fiscal 2004; (1) net cash used in operating activities was restated from $3,094,452 to $2,802,666, a reduction in net cash used in operating activities of $291,786; and (2) net cash provided by investing activities was restated from $5,809,603 to $5,517,817, a reduction in net cash provided by investing activities of $291,786 and;

            o For Fiscal 2003; (1) net cash used in operating activities was restated from $1,486,471 to $1,858,679, an increase in net cash used in operating activities of $372,208 and (2) net cash provided by investing activities was restated from $1,469,390 to $1,841,598, an increase in net cash provided by investing activities of $372,208.

      o     The Company's stock based compensation table contained an error in
            Note 12 of the Company's Notes to Consolidated Financial Statements. The exercisable number of options outstanding at June 30, 2005 should have been 1,564,950, an increase of 210,000 which were options that had vested in February 2005. As a result of this restatement, the Weighted Average Exercise Prices in the Stock Option Price Schedule as of June 30, 2005 were also restated. The Range of Exercise Price $0.01-$2.50 was restated to $1.24 from zero and the total weighted average exercise price was restated to $6.77 from $7.48.

In addition, the Company's liquidity and capital resources disclosure was incomplete.

The Company has quantified the impact of these errors on the Restated Periods and there is no impact to the Company's net income (loss) for the relevant periods.

In addition, Section 9A contains revised language concerning the Company's Controls and Procedures.

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

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                      Fiscal Years Ended June 30,
                                   ---------------------------------------------------------------------------------------------
                                           2005               2004               2003              2002               2001
                                                                             Restated (1)      Restated (1)      Restated (2)(3)
--------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS

Revenues                              $  56,082,790      $  59,911,049      $  54,177,962     $  57,894,915      $  80,082,271
Commissions                              32,911,632         34,361,369         32,018,741        33,527,796                 --
Other Operating Expenses                 24,371,402         25,552,366         28,178,971        45,672,458         85,559,462
Loss from Continuing Operations          (1,825,576)        (1,036,690)        (7,834,174)      (21,983,037)        (5,650,886)
Net Income/(Loss) from
   Discontinued Operations                       --          6,088,225         (6,162,743)        1,623,297          3,044,595
Net Income/(Loss)                        (1,825,576)         5,051,535        (13,996,916)      (20,359,740)        (2,606,291)
------------------------------------------------------------------------------------------------------------------------------
FINANCIAL CONDITION

Working Capital (Deficit)             $ (13,832,678)     $ (13,781,609)     $ (19,493,533)    $ (11,125,496)     $  (5,586,983)
Total Assets                             17,135,712         18,927,580         21,481,114        35,997,688         47,579,394
Long Term Debt and Capital Lease
Obligations                                 282,424            212,248            661,622           851,501          5,425,928
Total Shareholders' Equity               (2,732,347)        (1,218,938)        (6,192,983)        7,488,667         25,757,472
------------------------------------------------------------------------------------------------------------------------------
PER SHARE OF COMMON STOCK

Earnings Per Share:
  Loss Per Share from
   Continuing Operations              $       (0.20)     $       (0.11)     $       (0.83)    $       (2.54)     $       (0.70)
   Income/(Loss) from
     Discontinued Operations          $          --      $        0.65      $       (0.65)    $        0.19      $        0.38
   Net Income/(Loss)                  $       (0.20)     $        0.54      $       (1.48)    $       (2.35)     $       (0.32)

Weighted Average Number of
Common Shares Outstanding:
   Basic Shares                           9,008,400          9,388,764          9,440,815         8,647,966          8,082,674
   Diluted Shares                         9,008,400          9,412,564          9,440,815         8,647,966          8,082,674
Cash Dividends                                   --                 --                 --                --                 --
------------------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS

Profit Margin                                 -3.26%              8.43%            -25.84%           -35.17%             -3.25%
Return on Average Assets                     -10.12%             25.00%            -48.70%           -48.72%             -5.74%
Return on Average Shareholders'
Equity                                        92.40%           -136.31%               N/M           -122.48%            -10.34%
Long-term Debt and Capital Lease
   Obligations to Total
   Capitalization                            -11.53%            -21.08%            -11.96%            10.21%             17.40%
Current Assets to Current
Liabilities                                    0.29               0.31               0.28              0.60               1.03
------------------------------------------------------------------------------------------------------------------------------
OTHER COMPANY DATA

AFP Assets Under Management (4)       $ 518,448,585      $ 505,667,067      $ 358,021,951     $ 394,043,262      $ 398,947,550
------------------------------------------------------------------------------------------------------------------------------

(1)   See Note 19 to Notes to Consolidated Financial Statements.

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

Restatements

In May 2006, management concluded that its previously issued financial statements for the fiscal year ended June 30, 2005 contained in the Company's Form 10-K should not be relied upon because of certain grouping and presentation errors contained therein. The Company made these determinations based on discussions with the Staff of the Division of Corporation Finance of the Securities and Exchange Commission (the "Commission") regarding certain accounting matters raised during a Staff review of the Company's periodic filings. The grouping and presentation errors include the following:

      o The Company's consolidated statement of cash flow contained a grouping error; the line items titled Due from Office Sales and Receivables from Officers, Shareholders and Employees were reclassified from operating activities to investing activities; and

            the Company financed $0.9 million for the sale of its North Shore and North Ridge offices which was erroneously included in three line items on the consolidated statement of cash flow for the fiscal year ended 2004; (1) as a deduction to operating activities in the $6.2 million (Gain)/Loss on Sale of Discontinued Operations; (2) as a deduction in Due From Office Sales; and (3) as an increase in Proceeds From the Sale of Discontinued Operations in investing activities. The restatement was to increase Due From Office Sales and to decrease Proceeds From the Sale of Discontinued Operations each by $0.9 million.

      o     The Company's stock based compensation table contained an error in
            Note 12 of the Company's Notes to Consolidated Financial Statements. The exercisable number of options outstanding at June 30, 2005 should have been 1,494,950, an increase of 140,000 which were options that had vested in February 2005. As a result of this restatement, the Weighted Average Exercise Prices in the Stock Option Price Schedule as of June 30, 2005 were also restated. The Range of Exercise Price $0.01-$2.50 was restated to $1.24 from zero and the total weighted average exercise price was restated to $6.90 from $7.48.

The Company has quantified the impact of these errors on the financial statements and there is no impact to the Company's net income/(loss) for the relevant periods.

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

                                                               For Fiscal Years Ended June 30,
                                                              2005          2004           2003
                                                        ----------------------------------------
                                                                                        Restated
                                                                                             (1)
Revenues
 Financial Planning Services                                   88.4%         89.4%          89.4%
 Tax Preparation Fees                                          11.6%         10.6%          10.6%
                                                        ----------------------------------------
      Total Revenue                                           100.0%        100.0%         100.0%
                                                        ----------------------------------------

Operating Expenses
Commissions                                                      58.7%         57.4%          59.1%
Salaries                                                       18.7%         19.7%          23.2%
General and Administrative Expense                             13.7%         12.0%          17.1%
Advertising                                                     3.1%          2.3%           0.9%
Brokerage Fees and Licenses                                     2.6%          2.7%           2.9%
Rent                                                            3.3%          3.4%           4.1%
Depreciation and Amortization                                   2.1%          2.6%           3.1%
Goodwill and Other Intangibles
   Impairment Loss                                              0.0%          0.0%           0.7%
                                                        ----------------------------------------
      Total Operating Expenses                                102.1%        100.0%          111.1%
                                                        ----------------------------------------

Income/(Loss) from Continuing Operations
  Before Other Income/(Expense)                                -2.1%          0.0%         -11.1%

Other Income/(Expense)                                         -1.1%         -1.7%          -3.2%

Loss from Continuing Operations
                                                        ----------------------------------------
  Before Income Taxes                                          -3.3%         -1.7%         -14.3%

 Income Taxes/(Benefit)                                         0.0%          0.0%          -0.1%

                                                        ----------------------------------------
Net Loss from Continuing Operations                            -3.3%         -1.7%         -14.4%
                                                        ----------------------------------------

(1)   See Note 19 to Notes to Consolidated Financial Statements.

Consolidated Results of Operations

                                                                        For Fiscal Years Ended June 30,
                                                  2005             2004             2003               % Change
                                                                                  Restated         05-04       04-03
                                              ----------------------------------------------------------------------
Revenues                                      $ 56,082,790     $ 59,911,049     $ 54,177,962       -6.4%        10.6%
Commissions                                     32,911,632       34,361,369       32,018,741       -4.2%         7.3%
Other Operating Expenses                        24,371,402       25,552,366       28,178,971       -4.6%        -9.3%
Loss from Continuing Operations                 (1,825,576)      (1,036,690)      (7,834,173)      76.1%       -86.8%
Income/(Loss) from Discontinued Operations              --        6,088,225       (6,162,743)    -100.0%      -198.8%
Net Income/(Loss)                               (1,825,576)       5,051,535      (13,996,916)    -136.1%      -136.1%

Diluted EPS from Continuing Operations        $      (0.20)    $      (0.11)    $      (0.83)      81.8%       -86.7%
Diluted EPS from Discontinued Operations      $         --     $       0.65     $      (0.65)    -100.0%      -200.0%
Diluted EPS from Net Income/(Loss)            $      (0.20)    $       0.54     $      (1.48)    -137.0%      -136.5%

Consolidated Revenue Detail

                                                       Unaudited
                                              Fiscal Years Ended June 30,
                                          2005           2004           2003
                                                                      Restated
                                                                   (See Note 19)
                                      -----------------------------------------
Revenues
 Brokerage Commissions                $36,492,174     42,438,087     37,024,129
 Insurance Commissions                  3,212,817      2,156,363      3,055,835
 Advisory Fees                          8,620,681      7,441,640      6,795,812
 Tax Preparation Fees                   6,502,402      6,323,190      5,747,884
 Lending Services                         843,398        851,793        518,286
 Marketing Revenue                        411,318        699,976      1,036,016

                                      -----------------------------------------
      Total Revenues                  $56,082,790    $59,911,049    $54,177,962
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

Other Operating Expenses

The Company's other operating expenses for the fiscal year ended June 30, 2005 were $24.4 million, down 4.6% (43.5% of revenues) compared to other operating expenses of $25.6 million (42.7% of revenues) for the fiscal year ended June 30, 2004. The decline in other operating expenses is attributable to decreases in salaries, brokerage fees and licenses, rent and depreciation and amortization charges, partially offset by increased advertising and general and administrative expenses.

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

Other Operating Expenses

The Company's other operating expenses for the fiscal year ended June 30, 2004 were $25.6 million, or 42.7% of revenue, compared to other operating expenses of $28.2 million, or 52.0% of revenues, for the fiscal year ended June 30, 2003. Other operating expenses for the fiscal year ended June 30, 2004 included decreases of $0.8 million in salaries, $2.0 million in general and administrative expenses, $0.2 million in rent, $0.1 million in depreciation and amortization, $0.4 million in goodwill impairment losses and an increase of $0.9 million in advertising expense.

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

LIQUIDITY AND CAPITAL RESOURCES

During Fiscal 2005, 2004 and 2003 the Company was in default of certain covenants under (i) its $7.0 million term loan/revolving letter of credit financing with Wachovia Bank, National Association ("Wachovia"), (ii) its $5.0 million distribution financing with Travelers Insurance Company ("Travelers") and (iii) its $1.0 million loan with Rappaport Gamma Limited Partnership ("Rappaport").

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

The Company's cash flows provided by operating activities totaled $0.5 million for the fiscal year ended June 30, 2005, compared with cash flows used by operating activities of $2.8 million for the fiscal year ended June 30, 2004. The improvement of $3.3 million in cash provided by operating activities was primarily due to cash received from the sale of discontinued operations, which was used to pay down accounts payable in 2004.

Net cash provided by investing activities totaled $0.2 million for the fiscal year ended June 30, 2005 compared to cash flows provided by investing activities of $5.5 million for the fiscal year ended June 30, 2004. The decrease in cash provided by investing activitieswas primarily attributable to the proceeds received from the sale of discontinued operations in 2004, increased capital expenditures in 2005 related to the Company's efforts to standardize its look across all of its offices, offset slightly by the proceeds of the sale of a building in Fiscal 2005.

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
                                                                          =============================

See Notes to the Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Fiscal Years Ended June 30,
                                                    2005             2004             2003
                                               ----------------------------------------------
                                                                                   Restated
Revenues                                                                         See Note (19)
 Financial Planning Services                   $ 49,580,388     $ 53,587,859     $ 48,430,079
 Tax Preparation Fees                             6,502,402        6,323,190        5,747,883
                                               ----------------------------------------------
      Total Revenues                             56,082,790       59,911,049       54,177,962
                                               ----------------------------------------------
Operating Expenses
Commissions                                      32,911,632       34,361,369       32,018,741
 Salaries                                        10,481,189       11,813,611       12,595,721
 General and Administrative                       7,657,449        7,207,947        9,247,843
 Advertising                                      1,740,738        1,360,814          474,040
 Brokerage Fees and Licenses                      1,447,075        1,599,050        1,590,098
 Rent                                             1,873,089        2,034,374        2,245,373
 Depreciation and Amortization                    1,171,862        1,536,570        1,654,104
 Goodwill Impairment                                     --               --          371,793
                                               ----------------------------------------------
      Total Operating Expenses                   57,283,034       59,913,734       60,197,712
                                               ----------------------------------------------
Loss from Continuing Operations
  Before Other Income and Expenses               (1,200,244)          (2,685)      (6,019,750)
                                               ----------------------------------------------
Other Income/(Expenses)
 Interest and Investment Income                      99,307           39,856          129,462
 Interest Expense                                  (871,141)      (1,057,244)      (1,850,885)
 Other Income/(Expense), Net                        146,502               --
                                               ----------------------------------------------
      Total Other Income/(Expense),Net             (625,332)      (1,017,388)      (1,721,423)
                                               ----------------------------------------------
Loss from Continuing Operations
  Before Income Taxes                            (1,825,576)      (1,020,073)      (7,741,173)
                                               ----------------------------------------------
 Income Taxes/(Benefit)                                  --           16,617           93,000
                                               ----------------------------------------------
      Loss from Continuing Operations            (1,825,576)      (1,036,690)      (7,834,173)
                                               ----------------------------------------------
Discontinued Operations
 Loss from Discontinued Operations                       --         (125,047)      (6,005,126)
 Gain/(Loss)on Disposal of
    Discontinued Operations                              --        6,213,272         (157,617)
                                               ----------------------------------------------
 Income/(Loss) from Discontinued
    Operations                                           --        6,088,225       (6,162,743)
                                               ----------------------------------------------
      Net Income/(Loss)                        $ (1,825,576)    $  5,051,535     $(13,996,916)
                                               ==============================================
Weighted Average Number of Common
  Shares Outstanding
 Basic Shares                                     9,008,400        9,388,764        9,440,815
 Diluted Shares                                   9,008,400        9,412,564        9,440,815
  Basic Net Income/(Loss) Per Share:
 Loss from Continuing Operations               $      (0.20)    $      (0.11)    $      (0.83)
 Income/(Loss) from Discontinued Operations    $         --     $       0.65     $      (0.65)
 Net Income/(Loss)                             $      (0.20)    $       0.54     $      (1.48)
  Diluted Net Income/(Loss) Per Share:
 Loss from Continuing Operations               $      (0.20)    $      (0.11)    $      (0.83)
 Income/(Loss) from Discontinued Operations    $         --     $       0.65     $      (0.65)
 Net Income/(Loss)                             $      (0.20)    $       0.54     $      (1.48)

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
                                          -------------------------------------------------------------

See Notes to the Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   For Fiscal Years Ended June 30,
                                                               2005             2004             2003
                                                                                               Restated
                                                                                             (See Note 19)
                                                           ----------------------------------------------
Cash Flows From Operating Activities:
Net Income/(Loss):                                         $ (1,825,576)    $  5,051,535     $(13,996,916)

Adjustments to reconcile net loss to net cash used in
   operating activities:
Depreciation and amortization                                 1,171,862        1,539,868        2,167,256
Issuance of common stock for debt default penalties,
   interest and other                                            62,167           48,000          318,250
Goodwill and other intangible assets impairment loss                 --               --        3,851,585
Amortization of debt discount                                   145,264          209,015          482,834
Provision (benefit) for income taxes                                 --               --           93,000
(Gain) Loss on sale of discontinued operations                       --       (6,213,707)              --
(Gain) Loss on sale of equipment and properties                 (31,182)              --           85,325
Allowance for Doubtful accounts                                (118,446)         169,839          289,231
(Income) Loss from joint venture                                     --               --          (66,747)

Changes in assets and  liabilities:
Accounts receivable, Net                                        575,683          445,486        1,621,503
Prepaid and other current assets                               (540,160)         111,281         (321,480)
Change in marketable securities                                 673,075         (215,285)         798,862
Other Assets                                                     15,763          505,098          539,761
Accounts Payable and accrued expenses                           298,147       (4,470,386)       1,639,770
Income taxes receivable (payable)                                    --           27,589          608,087
Other liabilities                                                89,264          (11,000)          31,000
                                                           ----------------------------------------------
Net cash provided by/(used in) operating activities:       $    515,861     $ (2,802,666)    $ (1,858,679)

Cash Flows From Investing Activities:
Capital Expenditures                                           (299,312)         (72,524)        (146,090)
Cash paid for acquisitions, net of cash acquired               (239,062)        (122,582)        (326,774)
Cash Paid for the sale of businesses                                 --               --          (25,000)
Receivables from officers, shareholders and employees           (21,942)         417,275          372,208
Due From Office Sales                                           480,346          190,939              --
Proceeds from the sale of discontinued operations                    --        5,104,709        1,863,254
Proceeds from the sale of joint ventures                             --               --           90,000
Proceeds from the sale of property and equipment                293,750               --           14,000
                                                           ----------------------------------------------
Net cash provided by/(used in) investing activities:       $    213,780     $  5,517,817     $  1,841,598

Cash Flows From Financing Activities:
Acquisition of treasury stock                                        --         (230,695)          (9,597)
Notes Receivable for Shares                                          --          105,000               --
Proceeds from bank and other loans                              455,856          583,249        1,541,561
Payments of bank loans and capital lease obligations         (1,016,987)      (3,629,256)      (2,783,592)
                                                           ----------------------------------------------
Net cash provided by/(used in) financing activities:       $   (561,131)    $ (3,171,702)    $ (1,251,628)

Net change in cash and cash equivalents                    $    168,509     $   (456,552)    $ (1,268,709)
Cash and cash equivalents at beginning of period           $    498,545     $    955,097     $  2,223,806
Cash and cash equivalents at end of period                 $    667,054     $    498,545     $    955,097
                                                           ==============================================

See Notes to the Consolidated Financial Statements and Supplemental Disclosures to Consolidated Statements of Cash Flows

        Supplemental Disclosures to Consolidated Statements of Cash Flows

                                                        For Fiscal Years Ended June 30,
                                                       2005          2004          2003
                                                                                 Restated
                                                                               (See Note 19)
                                                    ---------------------------------------
Cash Flow Information
Cash payments during the year for
   Interest                                         $  480,617    $1,057,244    $  510,334
   Income Taxes                                     $       --    $       --    $   33,833

Supplemental Disclosure of Non-Cash Transactions
Common stock issued in connection with
   acquisitions/other                               $    7,087    $       --    $    6,613
Issuance of common stock for debt default
   penalties and interest                           $   59,400    $   48,000    $  318,250
Debt contribution related to sale of unsecured
   note to related parties                          $  250,000    $       --    $       --
Equipment acquired under capital leases             $  219,604    $   20,987    $   70,860

Businesses Acquired
Fair value of assets acquired                       $       --    $       --    $  326,774

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

The table below summarizes plan and non-plan stock option activity for the fiscal years ended June 30, 2005, 2004 and 2003:

                                                                        Weighted
                                                                         Average
                                                       Number of        Exercise
                                                        Shares            Price
                                                      -------------------------
Outstanding, June 30, 2002                             4,819,594          $7.39
                                                      -------------------------
   Granted (1)                                            80,000           1.04
   Exercised                                                  --             --
   Canceled                                           (2,461,666)          7.92
                                                      -------------------------
Outstanding, June 30, 2003                             2,437,928          $6.63
                                                      -------------------------
   Granted (2)                                            20,000          $1.00
   Exercised                                                  --             --
   Expired                                              (254,885)          9.19
   Canceled                                              (25,477)          5.93
                                                      -------------------------
Outstanding, June 30, 2004                             2,177,566          $6.28
                                                      -------------------------
   Granted                                                    --          $  --
   Exercised                                                  --             --
   Expired                                              (464,385)          4.72
   Canceled                                               (3,231)          3.36
                                                      -------------------------
Outstanding, June 30, 2005                             1,709,950          $6.72
                                                      -------------------------
Exercisable June 30, 2003                              2,044,178          $7.04
Exercisable June 30, 2004                              1,810,066          $6.78
Exercisable June 30, 2005                              1,564,950          $6.77

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

                           Stock Option Price Schedule
                               As of June 30, 2005

                                        Weighted
                                        Average       Weighted        Number        Weighted
                       Number of       Remaining       Average     Exercisable      Average
      Range of          Options       Contractual     Exercise       Options        Exercise
   Exercise Price     Outstanding         Life          Price      Outstanding       Price
-----------------------------------------------------------------------------------------------
         $0.01-$2.50         160,000       3               $ 1.21         140,000        $ 1.24
         $2.51-$5.00         334,450       1               $ 4.40         334,450        $ 4.40
         $5.01-$7.50         638,500       3               $ 6.25         576,000        $ 6.27
        $7.51-$10.00         362,500       3               $ 8.10         300,000        $ 8.13
        Above $10.00         214,500       3               $13.49         214,500        $13.49
                           ---------                                    ---------
                           1,709,950       2               $ 6.72       1,564,950        $ 6.77
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

14. NET EARNINGS /(LOSS) PER SHARE

Basic net earnings/loss per share is computed using the weighted average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in the diluted net earnings/loss per share. The computations of basic and diluted net earnings/loss per share are as follows:

                                                              For Fiscal Years Ended June 30,
                                                         2005               2004              2003
                                                  ----------------------------------------------------
Numerator for basic and diluted
   earnings per share                             $   (1,825,576)    $    5,051,535     $  (13,996,916)

Denominator for basic earnings per share -
   weighted average shares                             9,008,400          9,388,764          9,440,815
Effects of dilutive securities
   Stock options for employees, directors and
   outside consultants                                        --             23,800                 --
                                                  ----------------------------------------------------
Denominator for diluted earnings per share -
   weighted average shares                             9,008,400          9,412,564          9,440,815

Net income/(loss) per share of common stock:
   Basic Net Income/(Loss):
    Income/(Loss) from continuing operations      $        (0.20)    $        (0.11)    $        (0.83)
    Income/(Loss) from discontinued operations    $           --     $         0.65     $        (0.65)
    Net Income/(Loss)                             $        (0.20)    $         0.54     $        (1.48)
   Diluted Net Income/(Loss):
    Income/(Loss) from continuing operations      $        (0.20)    $        (0.11)    $        (0.83)
    Income/(Loss) from discontinued operations    $           --     $         0.65     $        (0.65)
    Net Income/(Loss)                             $        (0.20)    $         0.54     $        (1.48)

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

19.  RESTATEMENTS

A.  Restatement

In May 2006, management concluded that its previously issued financial statements for the fiscal year ended June 30, 2005 contained in the Company's Form 10-K should not be relied upon because of certain grouping and presentation errors contained therein. The Company made these determinations based on discussions with the Staff of the Division of Corporation Finance of the Securities and Exchange Commission (the "Commission") regarding certain accounting matters raised during a Staff review of the Company's periodic filings. The grouping and presentation errors include the following:

      o The Company's consolidated statement of cash flow contained a grouping error; the line items titled Due from Office Sales and Receivables from Officers, Shareholders and Employees were reclassified from operating activities to investing activities; and

            the Company financed $0.9 million for the sale of its North Shore and North Ridge offices which was erroneously included in three line items on the consolidated statement of cash flow for the fiscal year ended 2004; (1) as a deduction to operating activities in the $6.2 million (Gain)/Loss on Sale of Discontinued Operations; (2) as a deduction in Due From Office Sales; and (3) as an increase in Proceeds From the Sale of Discontinued Operations in investing activities. The restatement was to increase Due From Office Sales and to decrease Proceeds From the Sale of Discontinued Operations each by $0.9 million.

            As a result the following restatements were made for each period presented on the Consolidated Statement of Cash Flows:

            o For Fiscal 2005; (1) net cash provided by operating activities was restated from $974,266 to $515,861, a reduction in net cash provided by operating activities of $458,405; and (2) net cash used in investing activities was restated from $244,624 to net cash provided by of $213,780, an increase in net cash provided by investing activities of $458,405;

            o For Fiscal 2004; (1) net cash used in operating activities was restated from $3,094,452 to $2,802,666, a reduction in net cash used in operating activities of $291,786; and (2) net cash provided by investing activities was restated from $5,809,603 to $5,517,817, a reduction in net cash provided by investing activities of $291,786 and;

            o For Fiscal 2003; (1) net cash used in operating activities was restated from $1,486,471 to $1,858,679, an increase in net cash used in operating activities of $372,208 and (2) net cash provided by investing activities was restated from $1,469,390 to $1,841,598, an increase in net cash provided by investing activities of $372,208.

      o     The Company's stock based compensation table contained an error in
            Note 12 of the Company's Notes to Consolidated Financial Statements. The exercisable number of options outstanding at June 30, 2005 should have been 1,564,950, an increase of 210,000 which were options that had vested in February 2005. As a result of this restatement, the Weighted Average Exercise Prices in the Stock Option Price Schedule as of June 30, 2005 were also restated. The Range of Exercise Price $0.01-$2.50 was restated to $1.24 from zero and the total weighted average exercise price was restated to $6.77 from $7.48.

The Company has quantified the impact of these errors on the financial statements and there is no impact to the Company's net income/(loss) for the relevant periods.

B.  Restatement

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

20. SUBSEQUENT EVENTS

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

Management believes that such deficiencies represent a material weakness in internal control over financial reporting that, by themselves or in combination, result in a reasonable likelihood that a material misstatement in our financial statements will not be prevented or detected by our employees in the normal course of performing their assigned functions.

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

The Company has carried out an evaluation under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Accounting Officer, of the disclosure controls and procedures of the Company as defined in Exchange Act Rule 13(a)-15(e). In designing and evaluating disclosure controls and procedures, the Company and its management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. Due to the material weakness in internal control over financial reporting previously noted and insufficient passage of time to test the enacted changes to determine if such changes are effective as at and prior to June 30, 2005, management concludes that the Company's disclosure controls and procedures are ineffective.

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

                                                AMOUNT AND NATURE OF                 PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER            BENEFICIAL OWNERSHIP                     CLASS
Michael Ryan
11 Raymond Avenue
Poughkeepsie, NY 12603                             2,112,766 (1)                         23.2%

Ralph Porpora
11 Raymond Avenue
Poughkeepsie, NY 12603                             1,577,597 (2)                         17.4%

Prime Partners, Inc.
11 Raymond Avenue
Poughkeepsie, NY 12603                             1,574,866                             17.3%

James Ciocia
16626 N. Dale Mabry Highway
Tampa, FL 33618                                      564,816 (3)                          6.2%

Rappaport Gamma Limited Partnership
13907 Carrolwood Village RunTampa, FL 33624          560,000                              6.2%

Steven Gilbert
2420 Enterprise Road
Clearwater, FL 33763                                 562.224 (4)                          6.1%

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

(4) Includes 69,927 shares owned by Randi Gilbert, Mr. Gilbert's wife, and 30,000 shares held as custodian for Mr. Gilbert's sons. Mr. Gilbert disclaims beneficial ownership of the 69,927 shares beneficially owned by Randi Gilbert. In addition, includes 100,000 shares, 75,000 shares, 70,000 shares, 70,000 shares, 70,000 shares and 7,370 shares issuable upon exercise of options at $4.75, $13.75, $4.00, $0.33, $2.15 and $2.875, respectively, per share.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth as of June 30, 2005 the beneficial ownership of our common stock by (i) each Company director, (ii), each Named Executive Officer and (iii) the directors and Named Executive Officers as a group.

                                                AMOUNT AND NATURE OF                 PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER            BENEFICIAL OWNERSHIP                     CLASS
James Ciocia
16626 N. Dale Mabry Highway
Tampa, FL 33618                                      564,816 (1)                          6.2%

Michael Ryan
11 Raymond Avenue
Poughkeepsie, NY 12603                             2,112,766 (2)                         22.3%

Edward H. Cohen
45 Club Pointe Drive                                       -                                -
White Plains, New York, NY 10605

Steven Gilbert
2420 Enterprise Road, Suite 100
Clearwater, FL 33763                                 562,224 (3)                          6.1%

Kathryn Travis
375 North Broadway
Suite 203
Jericho, NY 11753                                    208,996                              2.3%

Carole Enisman
11 Raymond Avenue
Poughkeepsie, NY 12603                                26,200 (4)                           *

Christopher Kelly
11 Raymond Avenue
Poughkeepsie, NY 12603                               103,512                              1.1%

Ted Finkelstein
11 Raymond Avenue
Poughkeepsie, NY 12603                               191,601 (5)                          2.1%

Dennis Conroy
11 Raymond Avenue
Poughkeepsie, NY 12603                                40,015                               *

Directors and Named Executive Officers as a
Group (nine persons)                               3,810,130                             40.1%

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

(3) Includes 69,927 shares owned by Randi Gilbert, Mr. Gilbert's wife, and 30,000 shares held as custodian for Mr. Gilbert's sons. Mr. Gilbert disclaims beneficial ownership of the 69,927 shares beneficially owned by Randi Gilbert. In addition, includes 100,000 shares, 75,000 shares, 70,000 shares, 70,000 shares, 70,000 shares and 7,370 shares issuable upon exercise of options at $4.75, $13.75, $4.00, $0.33, $2.15 and $2.875, respectively, per share.

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

23.1  Consent of Radin, Glass LLP.

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

                              GILMAN + CIOCIA, INC.


Dated: June 15, 2006                          By /s/ Michael Ryan
                                                 Chief Executive Officer


Dated: June 15, 2006                          By /s/ Dennis Conroy
                                                 Principal Financial Officer and
                                                 Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 15th day of June, 2006.


                                                 /s/ James Ciocia, Chairman

                                                 /s/ Edward H. Cohen, Director


                                                 /s/ Steven Gilbert, Director


                                                 /s/ Michael Ryan, Director


                                                 /s/ Kathryn Travis, Director