Form 10-Q/A
period 2005-09-30
GILMAN & CIOCIA INC
filed 2006-06-15
CIK 914142

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q/A

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

Explanatory Note

This Form 10Q/A is being filed as a result of a decision by management, in consultation with the Board of Directors of Gilman + Ciocia, Inc. (the "Company"), that the Company should amend and restate its financial statements for its interim financial statements contained in its Form 10-Q for the quarter ended September 30, 2005.

Management concluded that its previously issued financial statements for the interim quarter ended September 30, 2005 should not be relied upon because of certain grouping and presentation errors contained therein. The Company made these determinations based on discussions with the Staff of the Division of Corporation Finance of the Securities and Exchange Commission (the "Commission") regarding certain accounting matters raised during a Staff review of the Company's periodic filings. The grouping and presentation errors include the following:

      o The Company's consolidated statement of cash flow contained a grouping error; the line items titled Due from Office Sales and Receivables from Officers, Shareholders and Employees were reclassified from operating activities to investing activities.

            As a result the following restatements were made for each period presented on the Consolidated Statement of Cash Flows:

            o For the Three Months Ended September 30, 2005; (1) net cash used in operating activities was restated from $408,378 to $535,859, an increase in net cash used in operating activities of $127,481; and (2) net cash provided by investing activities was restated from $92,421 to net cash provided by of $219,902, an increase in net cash provided by investing activities of $127,481;

            o For the Three Months Ended September 30, 2004; (1) net cash provided by operating activities was restated from $78,341 to $7,041, a reduction in net cash provided by operating activities of $71,300; and (2) net cash provided by investing activities was restated from $266,082 to $337,382, a increase in net cash provided by investing activities of $71,300

      o     The Company's stock based compensation table contained an error in
            Note 8 of the Company's Notes to Consolidated Financial Statements. The exercisable number of options outstanding at September 30, 2005 should have been 1,461,463, an increase of 210,000 for options that were actually vested.

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
                                                                            =============================

See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For the Three Months Ended
                                                           September 30,
                                                       2005             2004
                                                  -----------------------------
Revenues
  Financial Planning Services                     $ 12,027,603     $ 12,212,937
  Tax Preparation Fees                                 462,826          517,062
                                                  -----------------------------
     Total Revenues                                 12,490,429       12,729,999
                                                  -----------------------------

Operating Expenses
  Commissions                                        7,726,643        7,915,643
  Salaries                                           2,321,270        2,505,660
  General & Administrative                           1,903,952        2,020,081
  Advertising                                          302,944          258,662
  Brokerage Fees & Licenses                            446,945          358,323
  Rent                                                 508,917          463,746
  Depreciation & Amortization                          263,931          310,623
                                                  -----------------------------
     Total Operating Expenses                       13,474,602       13,832,738
                                                  -----------------------------

Loss from Continuing Operations
  Before Other Income and Expenses                    (984,173)      (1,102,739)
                                                  -----------------------------
Other Income/(Expenses)
  Interest and Investment Income                        20,388           51,183
  Interest Expense                                    (206,693)        (205,949)
  Other Income/(Expense), Net                           15,138           33,797
                                                  -----------------------------
     Total Other Income/(Expense)                     (171,167)        (120,969)
                                                  -----------------------------
Loss from Continuing Operations
  Before Income Taxes                               (1,155,340)      (1,223,708)
                                                  -----------------------------
  Income Taxes/(Benefit)                                    --               --
                                                  -----------------------------
     Net Income/(Loss)                              (1,155,340)      (1,223,708)
                                                  =============================

Weighted Average Number of Common
  Shares Outstanding
  Basic Shares                                       9,114,421        8,810,275
  Diluted Shares                                     9,114,421        8,810,275
  Basic Net Income/(Loss) Per Share:
  Loss from Continuing Operations                 $      (0.13)    $      (0.14)
  Net Income/(Loss)                               $      (0.13)    $      (0.14)
  Diluted Net Income/(Loss) Per Share:
  Loss from Continuing Operations                 $      (0.13)    $      (0.14)
  Net Income/(Loss)                               $      (0.13)    $      (0.14)

See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the Three Months Ended
                                                                               September 30,
                                                                          2005            2004
                                                                        Restated         Restated
                                                                       ---------------------------
Cash Flows from Operating Activities:
Net Loss:                                                              $(1,155,340)    $(1,223,708)

Adjustments to reconcile net loss to net cash provided by/(used in)
   operating activities:
Depreciation and amortization                                              263,931         268,154
Issuance of common stock for debt default penalties and interest             8,169          23,537
Amortization of debt discount                                               25,815          42,469
(Gain)/loss on sale of discontinued operations                             (15,114)             --
(Gain)/loss on sale of equipment and properties                                 --         (31,182)

Changes in assets and  liabilities:
Accounts receivable, net                                                  (440,056)        367,137
Prepaid and other current assets                                           319,175         217,390
Change in marketable securities                                            150,435         584,509
Other assets                                                               (17,949)         22,631
Accounts payable and accrued expenses                                      251,176        (263,896)
Other liabilities                                                           73,899              --
                                                                       ---------------------------
Net cash provided by/(used in) operating activities:                   $  (535,859)    $    7,041

Cash Flows from Investing Activities:
Capital expenditures                                                       (53,844)        (19,181)
Cash paid for acquisitions, net of cash acquired                           (14,914)         (8,487)
Receivables from officers, shareholders and employees                      (20,933)          3,512
Due from office sales                                                      148,414          67,788
Proceeds from the sale of discontinued operations                          161,179              --
Proceeds from the sale of property and equipment                                --         293,750
                                                                       ---------------------------
Net cash provided by investing activities:                             $    219,902     $   337,382

Cash Flows from Financing Activities:
Proceeds from bank and other loans                                         472,645         590,000
Payments of bank loans and capital lease obligations                      (433,712)       (757,130)
                                                                       ---------------------------
Net cash provided by/(used in) financing activities:                   $    38,933     $  (167,130)

Net change in cash and cash equivalents                                $  (277,024)    $   177,293
Cash and cash equivalents at beginning of period                       $   667,054     $   498,545
Cash and cash equivalents at end of period                             $   390,030     $   675,838

See Notes to the Consolidated Financial Statements and Supplemental Disclosures to Consolidated Statements of Cash Flows

        Supplemental Disclosures to Consolidated Statements of Cash Flows

                                                      For the Three Months Ended
                                                             September 30,
                                                           2005        2004
                                                         Restated    Restated
                                                      --------------------------

Cash Flow Information
Cash payments during the year for:
   Interest                                              $ 93,548    $205,949

Supplemental Disclosure of Non-Cash Transactions
Common stock issued in connection with
   acquisitions/other                                    $  8,008    $  5,760
Issuance of common stock for debt default
   penalties and interest                                $     --    $ 23,537
Equipment acquired under capital leases                  $ 26,038    $     --

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

8. STOCK BASED COMPENSATION

The Company has established various stock based compensation plans for its officers, directors, key employees and consultants.

Stock option activity during the nine months ended September 30, 2005 was as follows:

Outstanding June 30, 2005                                              1,709,950

      Grants                                                                   0
      Canceled                                                           113,487
      Expired                                                            125,000
      Exercised                                                                0

                                                                       ---------
Outstanding - September 30, 2005                                       1,471,463

Exercisable - September 30, 2005                                       1,461,463

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

10. RESTATEMENTS

In May 2006, management concluded that its previously issued financial statements for its interim financial statements contained in its Form 10-Q for the quarter ended September 30, 2005 should not be relied upon because of certain grouping and presentation errors contained therein. The Company made these determinations based on discussions with the Staff of the Division of Corporation Finance of the Securities and Exchange Commission (the "Commission") regarding certain accounting matters raised during a Staff review of the Company's periodic filings. The grouping and presentation errors include the following:

      o The Company's consolidated statement of cash flow contained a grouping error; the line items titled Due from Office Sales and Receivables from Officers, Shareholders and Employees were reclassified from operating activities to investing activities.

            As a result the following restatements were made for each period presented on the Consolidated Statement of Cash Flows:

            o For the Three Months Ended September 30, 2005; (1) net cash used in operating activities was restated from $408,378 to $535,859, an increase in net cash used in operating activities of $127,481; and (2) net cash provided by investing activities was restated from $92,421 to net cash provided by of $219,902, an increase in net cash provided by investing activities of $127,481;

            o For the Three Months Ended September 30, 2004; (1) net cash provided by operating activities was restated from $78,341 to $7,041, a reduction in net cash provided by operating activities of $71,300; and (2) net cash provided by investing activities was restated from $266,082 to $337,382, a increase in net cash provided by investing activities of $71,300

      o     The Company's stock based compensation table contained an error in
            Note 8 of the Company's Notes to Consolidated Financial Statements. The exercisable number of options outstanding at September 30, 2005 should have been 1,461,463, an increase of 210,000 for options that were actually vested.

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

The Company's other operating expenses for the three months ended September 30, 2005 were $5.7 million or 46.0% of revenues, a decrease of 2.9%, compared to $5.9 million or 46.5% of revenues for the three months ended September 30, 2004. The decrease in other operating expenses was attributable to decreases in salaries, general and administrative, and depreciation and amortization, partially offset by increases in rent, advertising and brokerage fees and licenses. Salaries decreased by $0.2 million, or 7.4% in the three months ended September 30, 2005 compared with the same period last year. This decrease is attributable to outsourcing the telemarketing center, continued efforts to reduce administrative salary costs and decreased contributions by the Company to health care costs due to greater health care contributions from the Company's representatives.

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

The Company's net cash used in operating activities totaled $0.5 million for the three months ended September 30, 2005, compared with net cash provided by operating activities of $7,041 for the three months ended September 30, 2004. The increase of $0.5 million in net cash used in operating activities was primarily attributable to lower billings in Fiscal 2004 as a result of the effects of the hurricanes in Florida, the higher levels of accounts receivable at September 30, 2005 and declines in marketable securities due to a reduced number of positions held by the Company's bond traders as of September 30, 2005.

Net cash provided by investing activities totaled $0.2 million for the three months ended September 30, 2005 compared to net cash provided by investing activities of $0.3 million for the three months ended September 30, 2004. The decrease was attributable to higher proceeds received from the sale of a building located in Babylon, New York in the three months ended September 30, 2004 compared with lower proceeds received from the sale of the Company's Colorado office in the three months ended September 30, 2005.

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

The Company has carried out an evaluation as of the end of the quarter ended September 30, 2005 under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Accounting Officer, of the disclosure controls and procedures of the Company as defined in Exchange Act Rule 13(a)-15(e). In designing and evaluating disclosure controls and procedures, the Company and its management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. Due to the material weakness in internal control over financial reporting previously noted and insufficient passage of time to test the enacted changes to determine if such changes are effective as at and prior to September 30, 2005, hence management concludes that the Company's disclosure controls and procedures are ineffective.

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

                                             GILMAN + CIOCIA, INC.


Dated: June 15, 2006                                By: /s/ Michael P. Ryan
                                                        ------------------------
                                                        Chief Executive Officer


Dated: June 15, 2006                                By: /s/ Dennis Conroy
                                                        ------------------------
                                                        Chief Accounting Officer