Form 10-Q/A
period 2005-12-31
GILMAN & CIOCIA INC
filed 2006-06-15
CIK 914142

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

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

Explanatory Note

This Form 10Q/A is being filed as a result of a decision by management, in consultation with the Board of Directors of Gilman + Ciocia, Inc. (the "Company"), that the Company should amend and restate its financial statements for its interim financial statements contained in its Form 10-Q for the quarter ended December 31, 2005.

Management concluded that its previously issued financial statements for the interim quarter ended December 31, 2005 should not be relied upon because of certain grouping and presentation errors contained therein. The Company made these determinations based on discussions with the Staff of the Division of Corporation Finance of the Securities and Exchange Commission (the "Commission") regarding certain accounting matters raised during a Staff review of the Company's periodic filings. The grouping and presentation errors include the following:

o The Company's consolidated statement of cash flow contained a grouping error; the line item titled Receivables from Officers, Shareholders and Employees was reclassified from operating activities to investing activities.

      As a result the following restatements were made for each period presented on the Consolidated Statement of Cash Flows:

            o For the Six Months Ended December 31, 2005; (1) net cash used in operating activities was restated from $507,397 to $474,369, a decrease in net cash used in operating activities of $33,028; and (2) net cash used in investing activities was restated from $134,585 to $167,613, an increase in net cash used in investing activities of $33,028;

            o For the Six Months Ended December 31, 2004; (1) net cash used in operating activities was restated from $29,450 to $127,925, an increase in net cash used in operating activities of $98,475; and (2) net cash provided by investing activities was restated from $144,900 to $243,375, an increase in net cash provided by investing activities of $98,475.

o The Company's stock based compensation table contained an error in Note 9 of the Company's Notes to Consolidated Financial Statements. The exercisable number of options outstanding at December 31, 2005 should have been 1,373,500 an increase of 210,000 for options that were actually vested.

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
                                                                            =============================

               See Notes to the Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For the Three Months Ended                    For the Six Months Ended
                                                           December 31,                                  December 31,
                                                   2005                   2004                   2005                   2004
                                               ---------------------------------------------------------------------------------
Revenues
  Financial Planning Services                  $ 11,226,446           $ 12,955,993           $ 23,254,049           $ 25,168,931
  Tax Preparation Fees                              320,987                436,930                783,814                953,991
                                               ---------------------------------------------------------------------------------
      Total Revenues                             11,547,433             13,392,923             24,037,863             26,122,922
                                               ---------------------------------------------------------------------------------

Operating Expenses
Commissions                                       6,575,559              8,050,550             14,309,703             15,966,193

  Salaries                                        2,006,005              2,550,545              4,319,776              5,021,367
  General & Administrative                        1,815,676              1,349,504              3,700,051              3,359,587
  Advertising                                       342,687                179,585                665,475                483,081
  Brokerage Fees & Licenses                         320,706                397,933                767,651                756,257
  Rent                                              576,686                426,156              1,085,337                889,902
  Depreciation & Amortization                       256,073                301,403                520,004                612,026
                                               ---------------------------------------------------------------------------------
Total Operating Expenses                         11,893,392              13,255,676             25,367,997             27,088,413
                                               ---------------------------------------------------------------------------------

Income/(Loss) from Continuing Operations
  Before Other Income and Expenses                 (345,959)               137,247             (1,330,134)              (965,491)
                                               ---------------------------------------------------------------------------------
Other Income/(Expenses)
  Interest and Investment Income                     16,594                  5,972                 36,982                 57,155
  Interest Expense                                 (244,239)              (217,855)              (450,932)              (423,804)
  Other Income/(Expense), Net                         6,773                 42,250                 21,911                 76,047
                                               ---------------------------------------------------------------------------------
      Total Other Income/(Expense)                 (220,872)              (169,633)              (392,039)              (290,602)
                                               ---------------------------------------------------------------------------------
Loss from Continuing Operations
  Before Income Taxes                              (566,831)               (32,386)            (1,722,173)            (1,256,093)
                                               ---------------------------------------------------------------------------------
  Income Taxes/(Benefit)                                 --                     --                     --                     --
                                               ---------------------------------------------------------------------------------
      Net Loss                                 $   (566,831)          $    (32,386)          $ (1,722,173)          $ (1,256,093)
                                               =================================================================================

Weighted Average Number of Common
 Shares Outstanding
      Basic Shares                                9,143,984              8,990,108              9,143,621              8,919,382
      Diluted Shares                              9,143,984              8,990,108              9,143,621              8,919,382
Basic Loss Per Share:
      Loss from Continuing Operations
        Before Income Taxes                    $      (0.06)          $      (0.00)          $      (0.19)          $      (0.14)
      Net Loss                                 $      (0.06)          $      (0.00)          $      (0.19)          $      (0.14)
Diluted Loss Per Share:
      Loss from Continuing Operations
        Before Income Taxes                    $      (0.06)          $      (0.00)          $      (0.19)          $      (0.14)
      Net Loss                                 $      (0.06)          $      (0.00)          $      (0.19)          $      (0.14)

               See Notes to the Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the Six Months Ended
                                                                                   December 31,
                                                                              2005               2004
                                                                            Restated           Restated
                                                                          ------------------------------
Cash Flows from Operating Activities:
Net Loss:                                                                 $(1,722,173)       $(1,256,093)

Adjustments to reconcile net loss to net cash provided by/(used in)
   operating activities:
Depreciation and amortization                                                 520,004            612,024
Issuance of common stock for debt penalties, interest and other                20,469             35,837
Amortization of debt discount                                                  40,613             80,885
(Gain)/loss on sale of discontinued operations                                (15,114)                --
(Gain)/loss on sale of equipment and properties                                    --            (31,182)

Changes in assets and liabilities:
Accounts receivable, net                                                       39,704             41,779
Prepaid and other current assets                                              339,407            227,560
Change in marketable securities                                               202,225            544,725
Other assets                                                                  (49,770)             3,693
Accounts payable and accrued expenses                                        (267,470)          (387,153)
Other liabilities                                                             417,736                 --
                                                                          ------------------------------
Net cash provided by operating activities:                                $  (474,369)       $  (127,925)

Cash Flows from Investing Activities:
Capital expenditures                                                         (455,914)          (189,457)
Receivables from officers, shareholders and employees                         (33,028)            98,475
Due from office sales                                                         195,064            165,819
Cash paid for acquisitions, net of cash acquired                              (34,914)          (125,212)
Proceeds from the sale of property and equipment                              161,179            293,750
                                                                          ------------------------------
Net cash provided by/(used in) investing activities:                      $  (167,613)       $   243,375

Cash Flows from Financing Activities:
Proceeds from bank and other loans                                          1,175,843          1,233,011
Payments of bank loans and capital lease obligations                         (624,113)        (1,263,203)
                                                                          ------------------------------
Net cash provided by/(used in) financing activities:                      $   551,730        $   (30,192)

Net change in cash and cash equivalents                                   $   (90,252)       $    85,258
Cash and cash equivalents at beginning of period                          $   667,054        $   498,543
Cash and cash equivalents at end of period                                $   576,802        $   583,803

See Notes to the Consolidated Financial Statements and Supplemental Disclosures to Consolidated Statements of Cash Flows

        Supplemental Disclosures to Consolidated Statements of Cash Flows

                                                        For the Six Months Ended
                                                              December 31,
                                                           2005           2004
                                                         Restated       Restated
                                                        ------------------------
Cash Flow Information
Cash payments during the year for:
   Interest                                             $ 129,212      $ 172,219

Supplemental Disclosure of Non-Cash Transactions
Common stock issued in connection with
   acquisitions/other                                   $  (4,129)     $   5,760
Issuance of common stock for debt default
   penalties and interest                               $  24,600      $  30,077
Equipment acquired under capital leases                 $ 157,085      $ 155,357

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

Changes in the Company's stock option activity during the six months ended December 31, 2005 were as follows:

Outstanding at June 30, 2005                                          1,709,950

               Grants
               Canceled                                                (113,828)
               Expired                                                 (222,622)
               Exercised                                                     --
                                                                     ----------
Outstanding - December 31, 2005                                       1,373,500

Exercisable - December 31, 2005                                       1,373,500

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

12.  RESTATEMENTS

In May 2006, management concluded that its previously issued financial statements for its interim financial statements contained in its Form 10-Q for the quarter ended December 31, 2005 should not be relied upon because of certain grouping and presentation errors contained therein. The Company made these determinations based on discussions with the Staff of the Division of Corporation Finance of the Securities and Exchange Commission (the "Commission") regarding certain accounting matters raised during a Staff review of the Company's periodic filings. The grouping and presentation errors include the following:

o The Company's consolidated statement of cash flow contained a grouping error; the line item titled Receivables from Officers, Shareholders and Employees was reclassified from operating activities to investing activities.

      As a result the following restatements were made for each period presented on the Consolidated Statement of Cash Flows:

            o For the Six Months Ended December 31, 2005; (1) net cash used in operating activities was restated from $507,397 to $474,369, a decrease in net cash used in operating activities of $33,028; and (2) net cash used in investing activities was restated from $134,585 to $167,613, an increase in net cash used in investing activities of $33,028;

            o For the Six Months Ended December 31, 2004; (1) net cash used in operating activities was restated from $29,450 to $127,925, an increase in net cash used in operating activities of $98,475; and (2) net cash provided by investing activities was restated from $144,900 to $243,375, an increase in net cash provided by investing activities of $98,475.

o The Company's stock based compensation table contained an error in Note 9 of the Company's Notes to Consolidated Financial Statements. The exercisable number of options outstanding at December 31, 2005 should have been 1,373,500 an increase of 210,000 for options that were actually vested.

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

The Company's other operating expenses for the three months ended December 31, 2005 was $5.3 million or 46.1% of revenues, an increase of 2.2%, compared to $5.2 million or 38.9% of revenues for the three months ended December 31, 2004. The increase in operating expenses was attributable to an increase in general and administrative, rent and advertising, partially offset by decreases in salaries, brokerage fees and licenses and depreciation and amortization.

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

The Company's other operating expenses for the six months ended December 31, 2005 was $11.1 million or 46.0% of revenues, flat compared to $11.1 million or 42.6% of revenues for the six months ended December 31, 2004. Other operating expenses remained flat mostly due to lower salaries year over year, offset by increases in general and administrative costs, rent and advertising compared with last year.

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

The Company's net cash used in operating activities was $0.5 million for the six months ended December 31, 2005, compared with net cash used in operating activities of $0.1 million for the six months ended December 31, 2004. The increase of $0.3 million in net cash used in operating activities was primarily attributable to lower earnings for the six months ended December 31, 2005, the higher levels of prepaid expenses at December 31, 2005 and declines in marketable securities due to a reduced number of positions held by the Company's bond traders as of December 31, 2005, partially offset by increases in other liabilities as of December 31, 2005.

Net cash used in investing activities was $0.2 million for the six months ended December 31, 2005 compared to net cash provided by investing activities of $0.2 million for the six months ended December 31, 2004. The decrease was attributable to increased capital expenditures related to the opening of the Company's new office locations, offset by a larger gain from the sale of property and equipment in the six months ended December 31, 2004.

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

The Company continues its efforts to remediate these conditions and has and will continue to implement enhanced procedures to accelerate improvement of its internal controls. For example, (a) the Company continues to implement specific changes in its internal controls with more formalized, structured and timely review and analysis of journal entries, accounting data and reports prepared,(b) has submitted SEC filings within the prescribed due dates for the last eight quarters, (c) hired a new General Counsel with SEC significant knowledge, replaced accounting staff and hired a Controller with SEC significant knowledge.

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

                                                 GILMAN + CIOCIA, INC.


Dated: June 15, 2006                         By: /s/ Michael P. Ryan
                                                     ---------------------------
                                                     Chief Executive Officer


Dated: June 15, 2006                         By: /s/ Dennis Conroy
                                                     ---------------------------
                                                     Chief Accounting Officer