Form 10-K/A
period 2005-06-30
GILMAN & CIOCIA INC
filed 2006-07-10
CIK 914142

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

Explanatory Note

This Form 10-K/A is being filed to include an updated Report of Independent Registered Public Accounting Firm with regard to Note 19 of the Notes to Consolidated Financial Statements and to include the word "restated" in fiscal years 2005 and 2004 in the Consolidated Statements of Cash Flows.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Gilman + Ciocia, Inc.
Poughkeepsie, New York

We have audited the accompanying consolidated balance sheets of Gilman + Ciocia, Inc. and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity (deficit) and comprehensive loss and cash flows for each of the three years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

With respect to Note 19, the date is June 14, 2006

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
                                          -------------------------------------------------------------

See Notes to the Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   For Fiscal Years Ended June 30,
                                                               2005             2004             2003
                                                             Restated         Restated         Restated
                                                          (See Note 19)     (See Note 19)    (See Note 19)
                                                           ----------------------------------------------
Cash Flows From Operating Activities:
Net Income/(Loss):                                         $ (1,825,576)    $  5,051,535     $(13,996,916)

Adjustments to reconcile net loss to net cash used in
   operating activities:
Depreciation and amortization                                 1,171,862        1,539,868        2,167,256
Issuance of common stock for debt default penalties,
   interest and other                                            62,167           48,000          318,250
Goodwill and other intangible assets impairment loss                 --               --        3,851,585
Amortization of debt discount                                   145,264          209,015          482,834
Provision (benefit) for income taxes                                 --               --           93,000
(Gain) Loss on sale of discontinued operations                       --       (6,213,707)              --
(Gain) Loss on sale of equipment and properties                 (31,182)              --           85,325
Allowance for Doubtful accounts                                (118,446)         169,839          289,231
(Income) Loss from joint venture                                     --               --          (66,747)

Changes in assets and  liabilities:
Accounts receivable, Net                                        575,683          445,486        1,621,503
Prepaid and other current assets                               (540,160)         111,281         (321,480)
Change in marketable securities                                 673,075         (215,285)         798,862
Other Assets                                                     15,763          505,098          539,761
Accounts Payable and accrued expenses                           298,147       (4,470,386)       1,639,770
Income taxes receivable (payable)                                    --           27,589          608,087
Other liabilities                                                89,264          (11,000)          31,000
                                                           ----------------------------------------------
Net cash provided by/(used in) operating activities:       $    515,861     $ (2,802,666)    $ (1,858,679)

Cash Flows From Investing Activities:
Capital Expenditures                                           (299,312)         (72,524)        (146,090)
Cash paid for acquisitions, net of cash acquired               (239,062)        (122,582)        (326,774)
Cash Paid for the sale of businesses                                 --               --          (25,000)
Receivables from officers, shareholders and employees           (21,942)         417,275          372,208
Due From Office Sales                                           480,346          190,939              --
Proceeds from the sale of discontinued operations                    --        5,104,709        1,863,254
Proceeds from the sale of joint ventures                             --               --           90,000
Proceeds from the sale of property and equipment                293,750               --           14,000
                                                           ----------------------------------------------
Net cash provided by/(used in) investing activities:       $    213,780     $  5,517,817     $  1,841,598

Cash Flows From Financing Activities:
Acquisition of treasury stock                                        --         (230,695)          (9,597)
Notes Receivable for Shares                                          --          105,000               --
Proceeds from bank and other loans                              455,856          583,249        1,541,561
Payments of bank loans and capital lease obligations         (1,016,987)      (3,629,256)      (2,783,592)
                                                           ----------------------------------------------
Net cash provided by/(used in) financing activities:       $   (561,131)    $ (3,171,702)    $ (1,251,628)

Net change in cash and cash equivalents                    $    168,509     $   (456,552)    $ (1,268,709)
Cash and cash equivalents at beginning of period           $    498,545     $    955,097     $  2,223,806
Cash and cash equivalents at end of period                 $    667,054     $    498,545     $    955,097
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

                              GILMAN + CIOCIA, INC.


Dated: July 10, 2006                          By /s/ Michael Ryan
                                                 Chief Executive Officer


Dated: July 10, 2006                          By /s/ Dennis Conroy
                                                 Principal Financial Officer and
                                                 Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 10th day of July, 2006.


                                                 /s/ James Ciocia, Chairman


                                                 /s/ Edward H. Cohen, Director


                                                 /s/ Steven Gilbert, Director


                                                 /s/ Michael Ryan, Director


                                                 /s/ Kathryn Travis, Director