Form 10-K
period 2006-06-30
GILMAN & CIOCIA INC
filed 2006-09-28
CIK 914142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                 OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes |_| No |X|

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of June 30, 2006 was $1,112,797 based on a sale price of $0.20.

As of September 19, 2006, 9,555,591 shares of the registrant's common stock, $0.01 par value, were outstanding.

                              GILMAN + CIOCIA, INC.

                               REPORT ON FORM 10-K

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2006

                                TABLE OF CONTENTS

PART I

Item 1.    Description of Business ........................................    3
Item 1A.   Risk Factors  ..................................................    9
Item 2.    Properties .....................................................   14
Item 3.    Legal Proceedings ..............................................   14
Item 4.    Submission of Matters to a Vote of Security Holders ............   15

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities ..............   16
Item 6.    Selected Financial Data ........................................   17
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations ..........................................   19
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk .....   28
Item 8.    Financial Statements and Supplementary Data ....................   28
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure ...........................................   56
Item 9A.   Controls and Procedures ........................................   56

PART III

Item 10.   Directors and Executive Officers of the Registrant .............   58
Item 11.   Executive Compensation .........................................   59
Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters ................................   63
Item 13.   Certain Relationships and Related Transactions .................   66
Item 14.   Principal Accountant Fees and Services .........................   66

PART IV

Item 15.   Exhibits, Financial Statement Schedules ........................   67

SIGNATURES ................................................................   69

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Gilman + Ciocia, Inc. (together with its wholly owned subsidiaries, the "Company") is a corporation that was organized in 1981 under the laws of the State of New York and reincorporated under the laws of the State of Delaware in 1993. The Company provides federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets, and financial planning services, including securities brokerage, insurance and mortgage agency services. In fiscal 2006*, approximately 90.0% of the Company's revenues were derived from commissions on financial planning services and approximately 10.0% were derived from fees for tax preparation services. As of June 30, 2006, the Company had 35 offices operating in five states (New York, New Jersey, Connecticut, Florida and Pennsylvania).

The Company provides financial planning services through both its 35 Company owned offices and through approximately 22 independently owned and operated financial planning offices. The Company office financial planning clients generally are introduced to the Company through the Company's tax return preparation services and educational workshops. The Company believes that its tax return preparation business is inextricably intertwined with its financial planning activities in the Company offices. Future profitability will depend, in part, on the two channels leveraging off each other since many of the same processes, procedures and systems support sales from both channels.

All of the Company's financial planners are employees or independent contractors of the Company and registered representatives of Prime Capital Services, Inc. ("PCS"), a wholly owned subsidiary of the Company. PCS conducts a securities brokerage business providing regulatory oversight and products and sales support to its registered representatives, who provide investment products and services to their clients. PCS earns a share of commissions from the services that the financial planners provide to their clients in transactions for securities, insurance and related products. PCS is a registered securities broker-dealer with the Securities and Exchange Commission ("SEC") and a member of the National Association of Securities Dealers, Inc. ("NASD"). The Company also has a wholly owned subsidiary, Asset & Financial Planning, Ltd. ("AFP"), which is registered with the SEC as an investment advisor. Almost all of the Company financial planners are also authorized agents of insurance underwriters. The Company is a licensed mortgage broker in the State of New York. GC Capital Corporation, a wholly owned subsidiary of the Company, is also a licensed mortgage broker in the State of Florida. The Company has the capability of processing insurance business through PCS and Prime Financial Services, Inc. ("PFS"), wholly owned subsidiaries, which are licensed insurance brokers, as well as through other licensed insurance brokers. As a result, the Company also earns revenues from commissions for acting as an insurance agent and a mortgage broker.

A majority of the financial planners located in Company offices are also tax preparers. The Company's tax preparation business is conducted predominantly in February, March and April. During the tax season, the Company significantly increases the number of employees involved in tax preparation. During the 2006 tax season, the Company prepared approximately 22,200 United States tax returns.

The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K can be obtained, free of charge, on the Company's web site at www.gilcio.com.

In fiscal 2006, the Company had total revenues from continuing operations of $53.6 million representing a decrease of $2.6 million from total revenues from continuing operations in fiscal 2005. For fiscal 2006, the Company had a net loss of $2.6 million, and a loss from continuing operations before other income and expense of $1.9 million. For fiscal 2005, the Company had a net loss of $1.8 million and a loss from continuing operations before other income and expense of $1.1 million. At June 30, 2006, the Company had a working capital deficit of $14.6 million. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data".

In January 2004, subsequent to the filing of the 10-K for the year ended June 30, 2003, management discovered and informed the Company's auditors that revenues and related commission expenses for asset management services, billed and incurred in the quarter ended September 30, 2003, for services to be rendered in that quarter, had been recorded as of June 30, 2003. Further, it was ascertained that this error in revenue and expense recognition had been occurring since the Company's 1999 acquisition of AFP and had gone undetected for four years. The receivables and commissions originally prematurely recorded at each quarter end were received and paid by the Company during the subsequent quarter. As the error applied to both beginning and ending balances of each quarter, the effect on any individual quarter was immaterial. As a result, the financial statements for the three years ended June 30, 2003 have been restated to correct the timing error and the related accrual for commission liabilities relating to asset management services.

----------
* Fiscal years are denominated by the year in which they end. Accordingly, Fiscal 2006 refers to the year ended June 30, 2006.

During the first quarter of fiscal 2003, the Company sold to Pinnacle Taxx Advisors, LLC ("Pinnacle", an entity controlled by former executives of the Company) 47 offices ("Pinnacle Purchased Offices") and all tangible and intangible net assets associated with such offices, and Pinnacle assumed certain liabilities, which were associated with the operations of the Pinnacle Purchased Offices, together representing approximately $17.7 million, or approximately 18.0% of the Company's annual revenue for fiscal 2002. See Note 4 to Notes to Consolidated Financial Statements for a discussion of the Pinnacle transaction, the settlement of disputes arising in connection therewith and certain contingent responsibilities of the Company for equipment and real estate leases (for an aggregate of $1.8 million) assumed by Pinnacle. During fiscal 2003 and fiscal 2004, the Company also sold two subsidiaries and 16 additional offices. The Company recognized a gain of $6.2 million on the sale of these offices in fiscal 2004. The results of operations associated with the sold offices have been reclassified and are separately presented for all reporting periods as discontinued operations in the accompanying statements of operations.

REGULATORY AND LEGAL MATTERS

On September 6, 2005, the Company received an informal inquiry from the SEC regarding variable annuity sales by the Company's registered representatives during the period January 1, 2002 through August 1, 2005. On June 22, 2006, the SEC entered a formal order of investigation. The Company is cooperating fully with the SEC in connection with this inquiry. At this early stage of the formal investigation, the Company cannot predict whether an enforcement action will result from the SEC's investigation.

On February 4, 2004, the Company was served with a Summons and a Shareholder's Class Action and Derivative Complaint with the following caption: "Gary Kosseff, Plaintiff, against James Ciocia, Thomas Povinelli, Michael Ryan, Kathryn Travis, Seth A. Akabas, Louis P. Karol, Edward H. Cohen, Steven Gilbert and Doreen Biebusch, Defendants and Gilman & Ciocia, Inc., Nominal Defendant". The action was filed in the Court of Chancery of the State of Delaware in and for New Castle County under Civil Action No. 188-N. The nature of the action is that the Company, its Board of Directors and its management, breached their fiduciary duty of loyalty in connection with the sale of Pinnacle Purchased Offices. The action alleges that the sale to Pinnacle was for inadequate consideration and without a fairness opinion by independent financial advisors, without independent legal advice and without a thorough evaluation and vote by an independent committee of the Board of Directors. The action prays for the following relief: a declaration that the Company, its Boards of Directors and its management breached their fiduciary duty and other duties to the plaintiff and to the other members of the purported class; a rescission of the Asset Purchase Agreement; unspecified monetary damages; and an award to the plaintiff of costs and disbursements, including reasonable legal, expert and accountants fees. On March 15, 2004, counsel for the Company and for all defendants filed a motion to dismiss the lawsuit. On June 19, 2004, the plaintiff filed an Amended Complaint. On July 12, 2004, counsel for the Company and for all defendants filed a motion to dismiss the Amended Complaint. On March 8, 2005, oral argument was heard on the motion to dismiss, and on July 27, 2005 the case Master delivered his draft report denying the motion. The parties filed exceptions to the report and on August 3, 2006, the Master delivered his final report denying the motion to dismiss. The parties are proceeding with discovery and the case is scheduled for trial on March 26, 2007. While the Company will vigorously defend itself in this matter, there can be no assurance that this lawsuit will not have a material adverse impact on its financial position.

See Item 3. "Legal Proceedings", and Note 13 to Notes to Consolidated Financial Statements for a discussion of the SEC investigation and litigation pending against the Company.

DEBT DEFAULTS

During fiscal 2006, 2005 and 2004 the Company was in default of certain covenants under its $7.0 million term loan/revolving letter of credit financing with Wachovia Bank, National Association ("Wachovia"), of its $5.0 million distribution financing with Travelers Insurance Company ("Travelers").

As a result of a number of defaults under its agreements with Wachovia, on November 27, 2002, the Company entered into a debt forbearance agreement with Wachovia and subsequently amended the debt forbearance agreement as of June 18, 2003, March 4, 2004, March 1, 2005 and April 1, 2006. Another of its lenders, Travelers, has claimed several defaults under its distribution financing agreement, but acknowledged that it was subject to the terms of a subordination agreement with Wachovia (the "Subordination Agreement"), which restricts the remedies it can pursue against the Company. The Company's debt to Rappaport (the "Rappaport Loan") was due on October 30, 2002. The Rappaport Loan is subordinated to the Wachovia loan. The Rappaport Loan was sold to a group of Company management and employees (the "Purchasing Group") on April 29, 2005. The members of the Purchasing Group include Prime Partners, Inc. ("Prime Partners"), a corporation controlled by Michael Ryan, a director, an officer and a significant shareholder of the Company, James Ciocia, the Chairman of the

Company, Christopher Kelly, former General Counsel of the Company, Kathryn Travis, the Secretary and a director of the Company, Dennis Conroy, the Chief Accounting Officer of the Company, Ted Finkelstein, the Associate General Counsel of the Company, and certain other Company employees. The Purchasing Group agreed to reduce the principal balance of the Rappaport Loan from $1.0 million to $0.8 million and extended the maturity date to April 29, 2009. Pursuant to the terms of the Rappaport Loan, the Purchasing Group, as holders of the Rappaport Loan, are entitled to receive, in the aggregate, as interest, 180,000 shares of the Company's common stock annually while the debt remains unpaid. As a result of these defaults, the Company's debt as to those lenders has been classified as current liabilities on its financial statements. Upon the purchase of the Rappaport Loan by the Purchasing Group, however, the Rappaport Loan was reclassified as a related party transaction. See Note 11 to Notes to Consolidated Financial Statement for a discussion of the Company's debt.

STRATEGY

Over the last three fiscal years the Company has operated under financial limitations. The Company had a working capital deficit of $14.6 million at June 30, 2006 and recorded a loss from continuing operations for each of the last three fiscal years. See Item 6. "Selected Consolidated Financial Data".

The Company has shown losses for a variety of reasons including legacy issues that include high cost structures for both the home and field offices, the costs of abandoned leases, significant amounts of legacy litigation and various accounting issues. The Company has also suffered increased regulatory costs, and downward pressure on commission levels. The Company has addressed its condition through among other things, selling assets to raise cash, cutting operating expenses, retaining existing registered representatives and borrowing from Prime Partners.

However, the Company no longer has significant assets to sell and is unable to generate further cost savings without adversely impacting revenue and profitability. There is also no guarantee that Prime Partners will be willing or able to provide additional loans to the Company for working capital purposes. Currently, the Company is focusing on building revenues through a recently initiated registered representative recruiting program, increasing its reserves and conducting discussions with its lenders to renegotiate its financing arrangements. There can be no guarantee, however, that the Company will be able to successfully implement its strategy, and in particular, there can be no guarantee that the Company's lenders will agree to terms in the future that are more favorable to the Company than the current arrangements with the lenders. See also "Risk Factors" in Item 1A. below.

TAX RETURN PREPARATION

The Company prepares federal, state and local income tax returns for individuals, predominantly in the middle and upper income tax brackets. The United States Internal Revenue Service (the "IRS") reported that more than 124 million individual 2005 federal income tax returns were filed in the United States through May 5, 2006. According to the IRS, a paid preparer completes approximately 60% of the tax returns filed in the United States each year. Among paid preparers, H&R Block, Inc. ("H&R Block") dominates the low-cost tax preparation business with approximately 12,000 offices located throughout the United States. According to information released by H&R Block, H&R Block prepared an aggregate of approximately 19.5 million United States tax returns during the 2006 tax season. During the 2006 tax season, the Company prepared approximately 22,200 United States tax returns through 32 of its offices. The tax preparation industry is highly fragmented and includes regional tax preparation services, accountants, attorneys, small independently owned companies, and financial service institutions that prepare tax returns as ancillary parts of their business. The ability to compete in this market depends in large part on the location of the tax preparation office, local competition, local economic conditions, quality of on-site office management and the Company's ability to file tax returns electronically with the IRS.

The preparation of a tax return by the Company generally begins with a personal meeting at a Company office between a client and a specially trained employee of the Company. At the meeting, the Company's employee solicits from the client the information concerning income, deductions, family status and personal financial information necessary to prepare the client's tax return. After the meeting, the employee prepares drafts of the client's tax returns. After review by the employee, the returns are delivered to the client for filing.

The Company believes that it offers clients a cost effective tax preparation service compared to services provided by accountants and tax attorneys and many independent tax preparers. The Company's volume allows it to provide uniform services at competitive prices. In addition, as compared to certain of its competitors that are open only during tax season, all of the Company's offices are open year round due to the demand for financial planning services. As a result, the Company has avoided opening offices specifically for the tax season and closing them after the peak period.

Since 1990, the IRS has made electronic filing available throughout the United States. The Company is qualified to participate in the electronic filing program with the IRS and state tax departments and offers clients the option of filing their federal and state income tax returns electronically. Under this system, the final federal income tax return is transmitted to the IRS through a publicly available software package.

Beginning on January 1, 2006, the Company is required to e-file all New York State prepared and authorized personal income tax returns for tax year 2005 and all authorized personal income tax returns in future years.

Electronic filing reduces the amount of time required for a taxpayer to receive a federal tax refund and provides assurance to the client that the return, as filed with the IRS, is mathematically accurate. If the client desires, he or she may have his or her refund deposited by the Treasury Department directly into his or her account at a financial institution designated by the client.

Tax Preparers

The Company's tax preparation business is conducted predominantly in the months of February, March and April, when most individuals prepare their federal, state and local income tax returns. During the tax season, the Company typically increases the number of employees involved in the tax return channel of its business by over 70 employees. Almost all of the Company's professional tax preparers have tax preparation experience or the Company has specifically trained and tested each one to meet the required level of expertise to properly prepare tax returns. A large percentage of the Company's seasonal employees, return in the next year. The Company is required to file its own corporate tax return on a timely basis in order to be able to file returns electronically for its clients.

The Company's tax preparers are generally not certified public accountants. Therefore, they are limited in the representation that they can provide to clients of the Company in the event of an audit by the IRS. Only an attorney, a certified public accountant or a person specifically enrolled to practice before the IRS can represent a taxpayer in an audit.

Potential Liabilities

The Company's tax preparation business subjects it to potential civil liabilities under the Internal Revenue Code for knowingly preparing a false return or not complying with all applicable laws and regulations relating to preparing tax returns. Although the Company believes that it complies with all applicable laws and regulations in all material respects, no assurance can be given that the Company will not incur any material fines or penalties. In addition, the Company does not maintain professional liability or malpractice insurance policies for its tax preparation business. No assurance can be given that the Company will not be subject to professional liability or malpractice suits. The Company has never incurred any material fines or penalties from the IRS and has never been the subject of a material malpractice lawsuit.

FINANCIAL PLANNING

The Company provides financial planning services, including securities brokerage, insurance and annuity brokerage and mortgage agency services, to individuals, predominantly in the middle and upper income tax brackets. While preparing tax returns, clients often consider other aspects of their financial needs, such as insurance, investments, retirement and estate planning. To capitalize on this situation, the Company offers every client the opportunity to complete a questionnaire that discloses information on his or her financial situation. Financial planners subsequently review these questionnaires and evaluate whether the client may benefit from financial planning services. The IRS prohibits tax preparers from using information on a taxpayer's tax return for certain purposes involved in the solicitation of other business from such taxpayer without the consent of such taxpayer. The Company complies with all applicable IRS regulations. Most middle and upper income individuals require a variety of financial planning services. If the client seeks insurance or annuity products in connection with the creation of a financial plan, he or she is referred to a financial planner employed by the Company who is also an authorized agent of an insurance underwriter. If the client seeks mutual fund products or other securities for investment, he or she is referred to a financial planner employed by or associated with the Company who is also a registered representative of PCS.

A majority of the Company's financial planners are also tax preparers. Approximately 5,100 securities broker-dealers are registered in the United States, some of which provide financial planning services similar to those offered by the Company. A large number of these professionals are affiliated with larger financial industry firms. The remaining portion of the financial planning industry is highly fragmented with services provided by certified financial planners, stockbrokers and accountants.

Relationship with Securities Broker-Dealer

All of the Company's financial planners are registered representatives of PCS. PCS conducts a securities brokerage business providing regulatory oversight and products and sales support to its registered representatives, who provide investment products and services to their clients. PCS is a registered securities broker-dealer with the SEC and a member of the NASD.

To become a registered representative, a person must pass one or more of a series of qualifying exams administered by the NASD that test the person's knowledge of securities and related regulations. Thereafter, PCS supervises the registered representatives with regard to all regulatory matters. In addition to certain mandatory background checks required by the NASD, the Company also requires that each registered representative respond in writing to a background questionnaire. PCS has been able to recruit and retain experienced and productive registered representatives who seek to establish and maintain personal relationships with their clients. The Company believes that continuing to add experienced, productive registered representatives is an integral part of its growth strategy. If clients of the Company inquire about the acquisition or sale of investment securities, they are directed to a registered representative. The registered representatives are able to effect transactions in such securities at the request of clients and retain a certain percentage of the commissions earned on such transactions. All security transactions are introduced and cleared on a fully disclosed basis through a clearinghouse broker that is a member of the New York Stock Exchange (the "NYSE"), or, in the case of PCS, National Financial Services, LLC, which is a wholly owned subsidiary of Fidelity Investments. About 73.0% of the securities transactions handled by registered representatives of PCS involve mutual funds and variable annuities.

REGULATION (COMPLIANCE AND MONITORING)

PCS and the securities industry in general, are subject to extensive regulation in the United States at both the federal and state levels, as well as by self-regulatory organizations ("SROs") such as the NASD.

The SEC is the federal agency primarily responsible for the regulation of broker-dealers and investment advisers doing business in the United States. PCS is registered as a broker-dealer with the SEC. Certain aspects of broker-dealer regulation have been delegated to securities industry SROs, principally the NASD and NYSE. These SROs adopt rules (subject to SEC approval) that govern the industry, and, along with the SEC, conduct periodic examinations of the operations of PCS. PCS is a member of the NASD. The Board of Governors of the Federal Reserve System promulgates regulations applicable to securities credit transactions involving broker-dealers. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business.

Broker-dealers are subject to regulations covering all aspects of the securities industry, including sales practices, trade practices among broker-dealers, capital requirements, the use and safekeeping of clients' funds and securities, recordkeeping and reporting requirements, supervisory and organizational procedures intended to ensure compliance with securities laws and to prevent unlawful trading on material nonpublic information, employee related matters, including qualification and licensing of supervisory and sales personnel, limitations on extensions of credit in securities transactions, clearance and settlement procedures, requirements for the registration, underwriting, sale and distribution of securities and rules of the SROs designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their clients. As a result, many aspects of the relationship between broker-dealers and clients are subject to regulation, including, in some instances, requirements that brokers make "suitability" determinations as to certain customer transactions, limitations on the amounts that may be charged to clients, timing of proprietary trading in relation to client's trades, and disclosures to clients.

Additional legislation, changes in rules promulgated by the SEC, state regulatory authorities or SROs, or changes in the interpretation or enforcement of existing laws and rules may directly affect the mode of operation and profitability of broker-dealers. The SEC, SROs and state securities commissions may conduct administrative proceedings that can result in censure, fines, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulating and disciplining broker-dealers is for the protection of customers and the securities markets, not the protection of creditors or shareholders of broker-dealers.

As a registered broker-dealer, PCS is required to, and has established and maintains a system to supervise the activities of its retail brokers, including its independent contractor offices and other securities professionals. The supervisory system must be reasonably designed to achieve compliance with applicable securities laws and regulations, as well as SRO rules. The SROs have established minimum requirements for such supervisory systems; however, each broker-dealer must establish procedures that are appropriate for the nature of its business operations. Failure to establish and maintain an adequate supervisory system may result in sanctions imposed by the SEC or an SRO, which could limit PCS' ability to conduct its securities business. Moreover, under federal law and certain state securities laws, PCS may be held liable for damages resulting from the unauthorized conduct of its account executives to the extent that PCS has failed to establish and maintain an appropriate supervisory system.

LENDING SERVICES

The Company is a registered mortgage broker in New York and Florida and arranges financing for practice acquisitions, equipment leasing and residential and commercial mortgages. The Company does not finance these products, but merely acts as a broker. The Company markets these services along side its financial products to existing clients, and the Company is actively seeking to expand its sales force of representatives for these products in its key markets. However, rising interest rates may hinder the Company's ability to grow revenue from these products.

MARKETING

The Company markets its services principally through direct mail, promotions and seminars. The majority of clients in each office return to the Company for tax preparation services during the following year.

Direct Mail

Each year, prior to and during the tax season when individuals file federal, state and local income tax returns, the Company sends direct mail advertisements to residences in the areas surrounding the Company's offices. The direct mail advertising solicits business principally for the Company's tax preparation services. A large majority of the Company's new clients each year are first introduced to the Company through its direct mail advertising.

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

COMPETITION

Competitors include companies specializing in income tax preparation as well as companies that provide general financial services. Many of these competitors, in the tax preparation field, including H&R Block and Jackson Hewitt Tax Service ("Jackson Hewitt"), and many well-known brokerage and insurance firms in the financial services field, including Merrill Lynch and Citigroup, have significantly greater financial and other resources than the Company. The Company is also subject to competition from local and regional tax preparation firms. In addition, an increasing number of taxpayers are using software programs to prepare their own income tax returns, and filing them electronically with the IRS.

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

EMPLOYEES

As of June 30, 2006, the Company employed 205 persons on a full-time, full-year basis, including five officers. During tax season, the Company typically employs over 70 seasonal employees who do only tax preparation or provide support functions. The minimum requirements for a tax preparer at the Company are generally some tax preparation experience and a passing grade on an examination given by the Company. More than half of the Company's full-year tax preparers are also registered representatives with PCS.

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

Item 1A. RISK FACTORS

Significant deficiencies in internal controls over financial reporting raise doubts about the Company's ability to comply with financial reporting law and regulations and to publish accurate financial statements

The Company has been advised by Sherb & Co., LLP, its auditors, of the existence of a reportable condition involving significant deficiencies in the design and operation of the Company's internal controls over financial reporting that could adversely affect the Company's ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. Specifically, the Company did not have effective controls over estimating and monitoring the legal and litigation reserves recorded as a liability. A material weakness is defined as a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

The Company's substantial debt and decreased access to capital could result in insufficient funds to meet its working capital requirements

The Company has been operating with low levels of capital during recent periods. While the Company itself is not subject to any minimum capital requirement, it requires working capital to pay salaries, pay vendors, including landlords, and otherwise operate its business. At June 30, 2006 the Company had a working capital deficit of $14.6 million and the Company has regularly been forced to borrow from Prime Partners to pay its obligations. In fiscal 2006, Prime Partners extended short-term loans to the Company in the aggregate amount of $3.1 million for working capital purposes. At June 30, 2006, the Company owed Prime Partners $2.1 million. In July and August 2006, Prime Partners loaned the Company an additional $1.0 million and as of September 13, 2006 the Company owed Prime Partners $2.6 million.

Changing laws and regulations have resulted in increased compliance costs for the Company, which could affect its operating results

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and newly enacted SEC regulations have created additional compliance requirements for companies such as ours. The Company is committed to maintaining high standards of internal controls over financial reporting, corporate governance and public disclosure. As a result, the Company intends to invest appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. See Item 9A."Controls and Procedures."

The expense and diversion of management attention which result from litigation could have an adverse effect on the Company's operating results and could harm its ability to effectively manage its business

If the Company were to be found liable to clients for misconduct alleged in civil proceedings, the Company's operations may be adversely affected. Many aspects of the Company's business involve substantial risks of liability. There has been an increase in litigation and arbitration within the Company's securities industry in recent years, including class action suits seeking substantial damages. Broker-dealers such as PCS are subject to claims by dissatisfied clients, including claims alleging they were damaged by improper sales practices such as unauthorized trading, churning, sale of unsuitable securities, use of false or misleading statements in the sale of securities, mismanagement and breach of fiduciary duty. Broker-dealers may be liable for the unauthorized acts of their retail brokers and independent contractors if they fail to adequately supervise their conduct. PCS is currently a defendant/respondent in numerous such proceedings. PCS maintains securities broker-dealer's professional liability insurance to insure against this risk, but the insurance policy contains a deductible (presently $50,000) and a cumulative cap on coverage (presently $3,000,000). In addition, certain activities engaged in by brokers may not be covered by such insurance. The adverse resolution of any legal proceedings involving the Company could have a material adverse effect on its business, financial condition, and results of operations or cash flows.

The outcome of the SEC investigation could have a material affect on the Company's operating results

On September 6, 2005, the Company received an informal inquiry from the SEC regarding variable annuity sales by the Company's registered representatives during the period January 1, 2002 through August 1, 2005. On June 22, 2006, the SEC entered a formal order of investigation. The Company cannot predict whether or not the investigation will result in an enforcement action. Further, if there were an enforcement action, the Company cannot predict whether or not its operating results would be affected.

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

The Company's operations may be adversely affected if it is not able to expand its financial planning business by hiring additional financial planners and opening new offices

If the financial planners that the Company presently employs or recruits do not perform successfully, the Company's operations may be adversely affected. The Company plans to continue to expand in the area of financial planning, by expanding the business of presently employed financial planners and by recruiting additional financial planners. The Company's revenue growth will in large part depend upon the expansion of existing business and the successful integration and profitability of the recruited financial planners. The Company's growth will also depend on the successful operation of independent financial planners who are recruited to join the Company. The financial planning channel of the Company's business has generated an increasing portion of the Company's revenues during the past few years, and if such channel does not continue to be successful, the Company's revenue may not increase.

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

Dependence on technology software and systems and the Company's inability to provide assurance that their fail-safe systems will be effective could adversely affect the Company's operations

As an information-financial services company with a subsidiary broker-dealer, the Company is greatly dependent on technology software and systems and on the Internet to maintain customer records, effect securities transactions and prepare and file tax returns. In the event that there is an interruption to the systems due to internal systems failure or from an external threat, including terrorist attacks, fire and extreme weather conditions, the Company's ability to prepare and file tax returns and to process financial transactions could be affected. The Company has offsite backup, redundant and remote failsafe systems in place to safeguard against these threats but there can be no assurance that such systems will be effective to prevent malfunction and adverse effects on operation.

The Company's industries are highly competitive; if it fails to remain competitive, the Company may lose customers and its results of operations would be adversely affected

The financial planning and tax planning industries are highly competitive. If the Company's competitors create new products or technologies, or are able to take away its customers, the Company's results of operations may be adversely affected. The Company's competitors include companies specializing in income tax preparation as well as companies that provide general financial services. The Company's principal competitors are H&R Block and Jackson Hewitt in the tax preparation field and many well-known national brokerage and insurance firms in the financial services field, including Merrill Lynch and Citigroup. Many of these competitors have larger market shares and significantly greater financial and other resources than the Company. The Company may not be able to compete successfully with such competitors. Competition could cause the Company to lose existing clients, slow the growth rate of new clients and increase advertising expenditures, all of which could have a material adverse effect on the Company's business or operating results.

Competition from departing employees and the Company's ability to enforce contractual non-competition and non-solicitation provisions could adversely affect the Company's operating results

If a large number of the Company's departing employees and financial planners were to enter into competition with the Company, the Company's operations may be adversely affected. Departing employees and financial planners may compete with the Company. Although the Company attempts to restrict such competition contractually, as a practical matter, enforcement of contractual provisions prohibiting small-scale competition by individuals is difficult. In the past, departing employees and financial planners have competed with the Company. They have the advantage of knowing the Company's methods and, in some cases, having access to the Company's clients. No assurance can be given that the Company will be able to retain its most important employees and financial planners or that the Company will be able to prevent competition from them or successfully compete against them. If a substantial amount of such competition occurs, the corresponding reduction of revenue may materially adversely affect the Company's operating results.

Departure of key personnel could adversely affect the Company's operations

If any of the Company's key personnel were to leave its employ, the Company's operations may be adversely affected. The Company believes that its ability to successfully implement its business strategy and operate profitably depends on the continued employment of James Ciocia, its Chairman of the Board, Michael Ryan, its President and Chief Executive Officer, Daniel Wieneke, its General Counsel, Kathryn Travis, its Secretary, Carole Enisman, its Executive Vice President of Operations, and Dennis Conroy, its Chief Accounting Officer. Michael Ryan and Carole Enisman are married. If any of these individuals become unable or unwilling to continue in his or her present position, the Company's business and financial results could be materially adversely affected.

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

The Company has never been the subject of a material tax preparation malpractice lawsuit, however, the significant uninsured liability and the legal and other costs relating to such claims could materially adversely affect the Company's business and operating results.

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

The Company does not hire a large number of Certified Public Accountants (CPAs), which could affect the Company's ability to provide adequate IRS representation services to the marketplace. The Company utilizes a significant number of seasonal employees who are not CPAs or tax attorneys to provide tax preparation services. Under state law, the Company is not allowed to provide legal tax advice and the Company does not employ nor does it retain any tax attorneys on a full time basis. Because most of the Company's employees who prepare tax returns are not certified public accountants, tax attorneys or otherwise enrolled to practice before the IRS, such employees of the Company are strictly limited as to the roles they may take in assisting a client in an audit with the IRS. These limitations on services that the Company may provide could hinder the Company's ability to market its services.

Furthermore, the small percentage of CPAs or tax attorneys available to provide assistance and guidance to the Company's tax preparers may increase the risk of the improper preparation of tax returns by the Company. The improper preparation of tax returns could result in significant defense expenses and civil liability.

The loss of trademarks or other proprietary rights could cause the Company's revenues to decline

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

The release of restricted common stock may have an adverse affect on the market price of the common stock

The release of various restrictions on the possible future sale of the Company's Common Stock may have an adverse affect on the market price of the common stock. Based on information received from the Company's transfer agent, approximately
5.3 million shares of the common stock outstanding are "restricted securities" under Rule 144 of the Securities Act of 1933, as amended (the "Securities Act").

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

The general nature of the securities industry as well as its regulatory requirements could materially affect the Company's business

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

If new regulations are imposed on the securities industry, the operating results of the Company may be adversely affected. The SEC, the NASD, the NYSE and various other regulatory agencies have stringent rules with respect to the protection of customers and maintenance of specified levels of net capital by broker-dealers. The regulatory environment in which the Company operates is subject to change. The Company may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, the NASD, other U.S. governmental regulators or SROs. The Company also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by the SEC, other federal and state governmental authorities and SROs.

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

The Company could be held liable to clients for misconduct alleged in civil proceedings causing operations to be adversely affected

If the Company were to be found liable to clients for misconduct alleged in civil proceedings, the Company's operations may be adversely affected. Many aspects of the Company's business involve substantial risks of liability. There has been an increase in litigation and arbitration within the securities industry in recent years, including class-action suits seeking substantial damages. Broker-dealers such as PCS are subject to claims by dissatisfied clients, including claims alleging they were damaged by improper sales practices such as unauthorized trading, churning, sale of unsuitable securities, use of false or misleading statements in the sale of securities, mismanagement and breach of fiduciary duty. Broker-dealers may be liable for the unauthorized acts of their retail brokers and independent contractors if they fail to adequately supervise their conduct. PCS is currently a defendant/respondent in numerous such proceedings. It should be noted, however, that PCS maintains securities broker-dealer's professional liability insurance to insure against this risk, but the insurance policy contains a deductible (presently $50,000) and a cumulative cap on coverage (presently $3,000,000). In addition, certain activities engaged in by brokers may not be covered by such insurance. The adverse resolution of any legal proceedings involving the Company could have a material adverse effect on its business, financial condition, and results of operations or cash flows.

The Company has a history of losses and may incur losses in the future

The Company incurred losses in fiscal years 2005 and 2006 and expect to incur losses again in the future. As of June 30, 2006, the Company's accumulated deficit was $34.3 million. If the Company fails to become profitable, the value of your investment may not increase or may decline.

System or network failures or breaches in connection with the Company's services and products could reduce its sales, impair its reputation, increase costs or result in liability claims, and seriously harm its business

Any disruption to the Company's services and products, its own information systems or communications networks or those of third-party providers upon whom the Company relies as part of its own product offerings, including the Internet, could result in the inability of its customers to receive its products for an indeterminate period of time. The Company's services and products may not function properly for any of the following reasons:

      o     System or network failure;
      o     Interruption in the supply of power;
      o     Virus proliferation;
      o     Security breaches;
      o     Earthquake, fire, flood or other natural disaster; or
      o     An act of war or terrorism.

Although the Company has made significant investments, both internally and with third-party providers, in redundant and back-up systems for some of its services and products, these systems may be insufficient or may fail and result in a disruption of availability of its products or services to its customers. Any disruption to the Company's services could impair its reputation and cause it to lose customers or revenue, or face litigation, customer service or repair work that would involve substantial costs and distract management from operating its business.

ITEM 2. PROPERTIES

As of June 30, 2006, the Company provided financial services to its clients at 35 local offices in five states: 16 in New York, 13 in Florida, four in New Jersey, one in Connecticut and one in Pennsylvania. In August 2005, the Company sold its office in Colorado. A majority of the offices are located in commercial office buildings and are leased. The remaining terms of the leases vary from one to ten years. The Company's rental expense during fiscal 2006 was approximately $2.3 million. The Company believes that any of its rental spaces could be replaced with comparable office space, however, location and convenience is an important factor in marketing the Company's services to its clients. Since the Company advertises in the geographic area surrounding the office location, the loss of an office that is not replaced with a nearby office could adversely affect the Company's business at that office.

The Company owned a building in Babylon, New York, which was sold on July 14, 2004. The Company recorded a gain of $31,181 from the sale during fiscal 2005.

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

ITEM 3. LEGAL PROCEEDINGS

Litigation

The Company and PCS are defendants and respondents in lawsuits and NASD arbitrations in the ordinary course of business. On June 30, 2006, there were 34 pending lawsuits and arbitrations, of which 23 were against PCS or its registered representatives. In accordance with SFAS No. 5 "Accounting for Contingencies," the Company has established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, the Company's management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of the losses. In making these decisions, the Company bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect its estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, the Company cannot predict with certainty the eventual loss or range of loss related to such matters. If its judgments prove to be incorrect, its liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. Management accrued $0.6 million as a reserve for potential settlements, judgments and awards. Subsequent to June 30, 2006, four additional lawsuits were filed relating to business prior to June 30, 2006. The Company recorded an additional accrual of $0.1 to reserve for potential settlements, judgments and awards related to these cases. PCS has errors and omissions coverage that will cover a portion of such matters. In addition, under the PCS registered representatives contract, each registered representative is responsible for covering costs in connection with these claims. While the Company will vigorously defend itself in these matters and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on its financial position.

On September 6, 2005, the Company received an informal inquiry from the SEC regarding variable annuity sales by the Company's registered representatives during the period January 1, 2002 through August 1, 2005. On June 22, 2006, the SEC entered a formal order of investigation. The Company is cooperating fully with the SEC in connection with this inquiry. At this early stage of the formal investigation, the Company cannot predict whether an enforcement action will result from the SEC's investigation.

On February 4, 2004, the Company was served with a Summons and a Shareholder's Class Action and Derivative Complaint with the following caption: "Gary Kosseff, Plaintiff, against James Ciocia, Thomas Povinelli, Michael Ryan, Kathryn Travis, Seth A. Akabas, Louis P. Karol, Edward H. Cohen, Steven Gilbert and Doreen Biebusch, Defendants and Gilman & Ciocia, Inc., Nominal Defendant". The action was filed in the Court of Chancery of the State of Delaware in and for New Castle County under Civil Action No. 188-N. The nature of the action is that the Company, its Board of Directors and its management, breached their fiduciary duty of loyalty in connection with the sale of Pinnacle Purchased Offices. The action alleges that the sale to Pinnacle was for inadequate consideration and without a fairness opinion by independent financial advisors, without independent legal advice and without a thorough evaluation and vote by an independent committee of the Board of Directors. The action prays for the following relief: a declaration that the Company, its Boards of Directors and its management breached their fiduciary duty and other duties to the plaintiff and to the other members of the purported class; a rescission of the Asset Purchase Agreement; unspecified monetary damages; and an award to the plaintiff of costs and disbursements, including reasonable legal, expert and accountants fees. On March 15, 2004, counsel for the Company and for all defendants filed a motion to dismiss the lawsuit. On June 19, 2004, the plaintiff filed an Amended Complaint. On July 12, 2004, counsel for the Company and for all defendants filed a motion to dismiss the Amended Complaint. On March 8, 2005, oral argument was heard on the motion to dismiss, and on July 27, 2005 the case Master delivered his draft report denying the motion. The parties filed exceptions to the report and on August 3, 2006, the Master delivered his final report denying the motion to dismiss. The parties are proceeding with discovery and the case is scheduled for trial on March 26, 2007. While the Company will vigorously defend itself in this matter, there can be no assurance that this lawsuit will not have a material adverse impact on its financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its last meeting of shareholders on December 14, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of the Company's common stock were delisted from The NASDAQ National Market in August 2002 and now trade on what is commonly called the pink sheets under the symbol "GTAX.PK". The following table sets forth the high and low sales prices for the common stock during the periods indicated as reported on the pink sheets:

SALES PRICES

          QUARTER ENDED                    HIGH             LOW
          ------------------              ------           ------
          September 30, 2004              $ 0.70           $ 0.20
          December 31, 2004               $ 0.55           $ 0.20
          March 31, 2005                  $ 0.45           $ 0.20
          June 30, 2005                   $ 0.55           $ 0.25
          September 30, 2005              $ 0.50           $ 0.25
          December 31, 2005               $ 0.30           $ 0.01
          March 31, 2006                  $ 0.35           $ 0.10
          June 30, 2006                   $ 0.36           $ 0.05

DIVIDENDS

Since its initial public offering of securities in 1994, the Company has not paid dividends, and it does not plan to pay dividends in the foreseeable future. The Company currently intends to retain any future earnings, if any, to finance the growth of the Company.

HOLDERS OF COMMON STOCK

On June 30, 2006, there were approximately 400 registered holders of common stock. This does not reflect persons or entities that hold common stock in nominee or "street" name through various brokerage firms. On the closing of trading on June 30, 2006, the price of the common stock was $0.20 per share.

During the fiscal year ended June 30, 2006 the Company issued the following common stock in privately negotiated transactions that were not registered under the Securities Act pursuant to the exemption provided by Section 4(2) of the Securities Act:

      o On April 27, 2006, the Company issued 62,679 shares of common stock and 209,689 shares of common stock held in treasury to employees for their contributions to the ESPP plan through June 30, 2002.

      o On January 6, 2006, the Company issued 105,000 shares to the Purchasing Group, and through June 30, 2006 accrued for the issuance of 90,000 shares to the Purchasing Group, as interest on the Rappaport Loan.

      o Through June 30, 2006, 58,570 shares were issued in accordance with earnout agreements.

      o Through June 30, 2006, 83,385 shares were rescinded as part of cancelled acquisitions.

No underwriters or brokers participated in any of these transactions. All such sales were privately negotiated with the individuals with whom the Company had a prior relationship.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

                                                                                                           (c)
                                                                                                   Number of Securities
                                                                                                 Remaining Available for
                                                         (a)                       (b)            Future Issuance Under
                                                Number of Securities to     Weighted-Average      Equity Compensation
                                                be Issued Upon Exercise    Exercise Price of       Plans (Excluding
                                                of Outstanding Options,    Options, Warrants     Securities Reflected in
               Plan Category                     Warrants and Rights          and Rights              Column (a))
------------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans Approved by Security
 Holders (1)                                                  --                     --                 1,550,000
Equity Compensation Plans not Approved
 by Security Holders (2)                               1,108,500                  $7.12                        --
                                                     -----------                                      -----------
Total                                                  1,108,500                                        1,550,000

(1) The issued options are based on all outstanding production awards as of June 30, 2006.
(2) The issued options are based on all non-production awards as of June 30, 2006.

The Company maintains records of option grants by year, exercise price, vesting schedule and grantee. In certain cases, the Company has estimated, based on all available information, the number of such options that were issued pursuant to each plan. Prior to September 1, 2002, the Company did not consistently record the plan pursuant to which the option was granted. Starting in September 2002, the Company implemented new recordkeeping procedures regarding options that will ensure this information is accurately recorded and processed. The material terms of each option grant vary according to the discretion of the Board of Directors. In addition, from time to time, the Company has issued, and in the future may issue, additional non-qualified options pursuant to individual option agreements, the terms of which vary from case to case. The Company does not presently intend to issue any additional options under its current option plans, though the Company may adopt a new option plan, and issue additional shares thereunder. See also Note 14 to Notes to Consolidated Financial Statements.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

In January 2004, subsequent to the filing of the 10-K for the year ended June 30, 2003, management discovered and informed the auditors that revenues and related commission expenses for asset management services, billed and incurred in the quarter ended September 30, 2003 for services to be rendered in that quarter, had been recorded as of June 30, 2003. Further, it was ascertained that this error in revenue and expense recognition had been occurring since the 1999 acquisition of AFP and had gone undetected for four years. The receivables and commissions originally prematurely recorded at each quarter end were received and paid by the Company during the subsequent quarter. As the error applied to both beginning and ending balances of each quarter, the effect on any individual quarter was immaterial. As a result, the financial statements for the three years ended June 30, 2003 (including fiscal 2001) have been restated to correct the timing error and the related accrual for commission liabilities relating to asset management services. As a result of the restatement, revenues for the year ended June 30, 2003 increased by $60,009 and commission expense increased by $28,765. Losses for the year ended June 30, 2003 decreased by $31,334.

The Selected Consolidated Financial Data with respect to the Company's Consolidated Balance Sheets as of June 30, 2006 and 2005 and the related Consolidated Statements of Operations for the years ended June 30, 2006, 2005 and 2004 have been derived from the Company's Consolidated Financial Statements which are included herein. The following Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and the information contained in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                      SELECTED CONSOLIDATED FINANCIAL DATA
                           Fiscal Years Ended June 30,

                                                                                                        2003              2002
                                                2006               2005               2004          Restated (1)      Restated (1)
----------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Revenues                                  $  53,621,438      $  56,243,677      $  60,385,177      $  54,177,962     $  57,894,915
Commissions                                  31,576,037         32,724,358         34,361,368         32,018,741        33,527,796
Other Operating Expenses                     23,960,619         24,617,207         26,026,494         28,178,971        45,672,458
Loss from Continuing Operations              (2,555,320)        (1,825,576)        (1,036,690)        (7,834,173)      (21,983,037)
Net Income/(Loss) from
  Discontinued Operations                            --                 --          6,088,225         (6,162,743)        1,623,297
Net Income/(Loss)                            (2,555,320)        (1,825,576)         5,051,535        (13,996,916)      (20,359,740)
----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL CONDITION
Working Capital/(Deficit)                 $ (14,596,011)     $ (13,832,676)     $ (13,781,609)     $ (19,493,533)    $ (11,125,496)
Total Assets                                 16,636,292         17,135,712         18,927,580         21,481,114        35,997,688
Long Term Debt and Capital Lease
Obligations                                     814,902            282,424            212,248            661,622           851,501
Total Shareholders' (Deficit)                (5,179,582)        (2,732,347)        (1,218,938)        (6,192,983)        7,488,667
----------------------------------------------------------------------------------------------------------------------------------
PER SHARE OF COMMON STOCK
Earnings Per Share:
  Loss Per Share from
    Continuing Operations                 $       (0.28)     $       (0.20)     $       (0.11)     $       (0.83)    $       (2.54)
Income/(Loss) from
  Discontinued Operations                 $          --      $          --      $        0.65      $       (0.65)    $        0.19
Net Income/(Loss)                         $       (0.28)     $       (0.20)     $        0.54      $       (1.48)    $       (2.35)
Weighted Average Number of Common
  Shares Outstanding:
    Basic Shares                              9,221,745          9,008,400          9,388,764          9,440,815         8,647,966
    Diluted Shares                            9,221,745          9,008,400          9,412,564          9,440,815         8,647,966
Cash Dividends                                       --                 --                 --                 --                --
----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
Profit Margin                                     -4.77%             -3.25%              8.37%            -25.84%           -35.17%
Return on Average Assets                         -15.13%            -10.12%             25.00%            -48.70%           -48.72%
Return on Average Stockholders' Equity            64.59%             92.40%           -136.31%               N/M           -122.48%
Long-term Debt and Capital Lease
  Obligations to Total Capitalization            -18.67%            -11.53%            -21.08%            -11.96%            10.21%
Current Assets to Current Liabilities              0.30               0.29               0.31               0.28              0.60
----------------------------------------------------------------------------------------------------------------------------------
OTHER COMPANY DATA
AFP Assets under Management (2)           $ 610,005,200      $ 518,448,600      $ 505,667,100      $ 358,021,950     $ 394,043,250
----------------------------------------------------------------------------------------------------------------------------------

(1)   See Note 21 to Notes to Consolidated Financial Statements.
(2) The increase in asset values is attributable to increased assets under management as well as market fluctuations.

N/M = Not Meaningful

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-K and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such statements, including statements regarding the Company's expectations about its working capital needs and its ability to meet them, its strategy to pursue growth through acquisitions and to increase revenues through its registered representative recruiting program, its liquidity, its expectations regarding the payment of dividends, its expectations regarding its ability to manage its outstanding debt and to negotiate with its lenders, the outcome of litigation, arbitration and regulatory investigations and others, are based upon current information, expectations, estimates and projections regarding the Company, the industries and markets in which the Company operates, and management's assumptions and beliefs relating thereto. Words such as "will," "plan," "expect," "remain," "intend," "estimate," "approximate," and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by federal, state and local authorities and their impact on the lines of business in which the Company and its subsidiaries are involved; unforeseen compliance costs; changes in economic, political or regulatory environments; changes in competition and the effects of such changes; the inability to implement the Company's strategies; changes in management and management strategies; the Company's inability to successfully design, create, modify and operate its computer systems and networks; litigation involving the Company; and risks described in Item1A. "Risk Factors" of the Form 10-K and from time to time in reports and registration statements filed by the Company and its subsidiaries with the SEC. Readers should take these factors into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The reader should, however, consult further disclosures the Company may make in future filings of its 10-Ks, 10-Qs and 8-Ks.

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

For the fiscal year ended June 30, 2006, approximately 10.0% of the Company's revenues were earned from tax preparation services and 90.0% were earned from all financial planning and related services of which approximately 74.0% was earned from mutual funds, annuities and securities transactions, 19.0% from asset management, 4.0% from insurance, 2.0% from marketing, and 1.0% from mortgage brokerage.

Managed Assets

The following table presents the market values of assets under management by
AFP:

                                              Market Value as of June 30,
                                         2006            2005            2004
                                    --------------------------------------------

Annuities                           $348,284,622    $317,998,504    $327,295,384
Brokerage                            261,720,566     200,450,081     178,371,680
                                    --------------------------------------------
Total Assets Under AFP Management   $610,005,188    $518,448,585    $505,667,064

Note: The increase in asset values is attributable to increased assets under management as well as market fluctuations.

The following table presents the market values of total Company assets under custody:

                                                       Total Company
           Market Value as of                      Assets Under Custody
           ------------------                      --------------------
               06/30/2006                             $4,463,245,700
               06/30/2005                             $4,098,175,100
               06/30/2004                             $3,743,097,700

Debt

The Company is in default on substantially all of its debt.

On December 26, 2001, the Company closed a $7.0 million financing (the "Loan") with Wachovia. The Loan consisted of a $5.0 million term loan ("Term Loan") and a $2.0 million revolving letter of credit ("Revolving Credit Loan"). On November 27, 2002, the Company and Wachovia entered into a forbearance agreement (the "Forbearance Agreement") whereby Wachovia agreed to forbear from acting on certain defaults of financial covenants by the Company under the Revolving Credit Loan and under the Term Loan. Under the Forbearance Agreement and several amendments thereto, Wachovia deleted several large pre-maturity principal payments, increased the "Applicable Margin" to 4.0%, changed the Company's reporting requirements under the Loan and extended the due date of the Loan (the "Maturity Date") several times. As of April 1, 2006, the Company and Wachovia entered into Amendment No. 4 to the Forbearance Agreement dated as of November 27, 2002. Pursuant to Amendment No. 4 to the Forbearance Agreement: the Maturity Date was extended to October 10, 2008; commencing on April 10, 2006, the monthly principal payment on the Revolving Credit Loan was reduced to $25,000; commencing on April 10, 2006, the monthly principal payment on the Term Loan was reduced to $25,000; Wachovia delivered to the Company an $862,000 Promissory Note made by Daniel R. Levy to the Company dated January 29, 2004 and it cancelled its collateral interest in the Promissory Note; and Wachovia waived the extra principal payment due on or before April 1, 2006 in the sum of $74,205.42. The Company is in technical default of several other provisions of the Loan, the Forbearance Agreement and the amendments to Forbearance Agreement. However, the Company does not believe that Wachovia will issue a note of default for any of these technical defaults.

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

The Rappaport Loan, together with 785,298 shares of Company common stock held by Rappaport, were sold to a group of Company management and employees on April 29, 2005 for the amount of $0.8 million. The $0.3 million debt reduction, agreed to by the Purchasing Group, was recorded to paid-in-capital, as the Purchasing Group is a related party. Pursuant to the terms of the Rappaport Loan, this Purchasing Group, as holders of the Rappaport Loan, are entitled to receive, in the aggregate, as interest, 180,000 shares of the Company's common stock annually while the debt remains unpaid. See Note 11 to Notes to Consolidated Financial Statements.

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

Regulatory Investigations

On September 6, 2005, the Company received an informal inquiry from the SEC regarding variable annuity sales by the Company's registered representatives during the period January 1, 2002 through August 1, 2005. On June 22, 2006, the SEC entered a formal order of investigation. The Company is cooperating fully with the SEC in connection with this inquiry. At this early stage of the formal investigation the Company cannot predict whether an enforcement action will result from the SEC's investigation.

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

      o     The Company's stock based compensation table contained an error in
            Note 12 of the Company's Notes to Consolidated Financial Statements. The exercisable number of options outstanding at June 30, 2005 should have been 1,494,950, an increase of 140,000, which were options that had vested in February 2005. As a result of this restatement, the Weighted Average Exercise Prices in the Stock Option Price Schedule as of June 30, 2005 were also restated. The Range of Exercise Price $0.01-$2.50 was restated to $1.24 from zero and the total weighted average exercise price was restated to $6.90 from $7.48.

The Company has quantified the impact of these errors on the financial statements and there is no impact to the Company's net income/(loss) for the relevant periods.

In January 2004, subsequent to the filing of the 10-K for the year ended June 30, 2003, management discovered and informed the auditors that revenues and related commission expenses for asset management services, billed and incurred in the quarter ended September 30, 2003 for services to be rendered in that quarter, had been recorded as of June 30, 2003. Further, it was ascertained that this error in revenue and expense recognition had been occurring since the 1999 acquisition of AFP and had gone undetected for four years. The receivables and commissions recorded originally prematurely recorded at each quarter end were received and paid by the Company during the subsequent quarter. As the error applied to both the beginning and ending balances of each quarter, the effect on any individual quarter was immaterial. As a result, the financial statements for the three years ended June 30, 2003 (including fiscal 2001) have been restated to correct the timing error and the related accrual for commission liabilities relating to asset management services. As a result of the restatement, revenues for the year ended June 30, 2003 increased by $60,009 and commission expense increased by $28,765. Losses for the year ended June 30, 2003 decreased by $31,334.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's statements of operations expressed as a percentage of revenue for fiscal years 2006, 2005 and 2004. The trends illustrated in the following table are not necessarily indicative of future results.

                                                      For Fiscal Years Ended June 30,
                                                    2006           2005           2004
                                                   ------------------------------------
Revenues
   Financial Planning Revenue                       89.7%          88.4%          89.5%
   Tax Preparation Revenue                          10.3%          11.6%          10.5%
                                                   ------------------------------------
       Total Revenue                               100.0%         100.0%         100.0%
                                                   ------------------------------------

Operating Expenses
   Commissions                                      58.9%          58.2%          56.9%
   Salaries                                         17.4%          18.6%          19.6%
   General and Administrative Expense               13.9%          13.7%          12.5%
   Advertising                                       3.9%           3.4%           2.5%
   Brokerage Fees & Licenses                         2.9%           2.6%           2.6%
   Rent                                              4.4%           3.3%           3.4%
   Depreciation and Amortization                     2.1%           2.1%           2.5%
                                                   ------------------------------------
       Total Operating Expenses                    103.5%         101.9%         100.0%
                                                   ------------------------------------
Income/(Loss) from Continuing Operations
   Before Other Income/(Expense)                    -3.6%          -2.0%           0.0%
Other Income/(Expense)                              -1.2%          -1.3%          -1.7%
                                                   ------------------------------------
Loss from Continuing Operations
   Before Income Taxes                              -4.8%          -3.2%          -1.7%
   Income Taxes/(Benefit)                           -0.0%           0.0%           0.0%
                                                   ------------------------------------
Net loss from Continuing Operations                 -4.8%          -3.2%          -1.7%
                                                   ------------------------------------

The following table sets forth a summary of the Company's consolidated results of operations for fiscal years ended 2006, 2005 and 2004:

                                                                        For Fiscal Years Ended June 30,
                                                                                                            % Change
Consolidated Results of Operations                   2006             2005             2004            06-05         05-04
                                                --------------------------------------------------------------------------
Revenues                                        $ 53,621,438     $ 56,243,677     $ 60,385,177         -4.7%         -6.9%
Commissions                                       31,576,037       32,724,358       34,361,368         -3.5%         -4.8%
Other Operating Expenses                          23,960,619       24,617,207       26,026,494         -2.7%         -5.4%
Loss from Continuing Operations                   (2,555,320)      (1,825,576)      (1,036,690)        40.0%         76.1%
Income from Discontinued Operations                       --               --        6,088,225          N/A        -100.0%
Net Income/(Loss)                                 (2,555,320)      (1,825,576)       5,051,535         40.0%       -136.1%

Diluted EPS from Continuing Operations          $      (0.28)    $      (0.20)    $      (0.11)        40.0%         81.8%
Diluted EPS from Discontinued Operations        $         --     $         --     $       0.65          N/A        -100.0%
Diluted EPS from Net Income/(Loss)              $      (0.28)    $      (0.20)    $       0.54         40.0%       -137.0%
                                                --------------------------------------------------------------------------

The following two tables set forth a breakdown of the Company's consolidated revenue detail by product line and brokerage product type for the fiscal years ended 2006, 2005 and 2004:

                                                                            For Fiscal Years Ended June 30,
Consolidated Revenue Detail                                                                                    % Change
                                                        2006              2005             2004            06-05         05-04
                                                    --------------------------------------------------------------------------
Revenue by Product Line
Brokerage Commissions                               $35,583,414       $36,492,662      $42,438,087         -2.5%        -14.0%
Insurance Commissions                                 1,821,945         3,105,128        2,156,363        -41.3%         44.0%
Advisory Fees                                         9,052,617         8,433,408        7,441,640          7.3%         13.3%
Tax Preparation Fees                                  5,502,613         6,502,402        6,323,190        -15.4%          2.8%
Lending Services                                        684,143           834,502          851,793        -18.0%         -2.0%
Marketing Revenue                                       976,706           875,575        1,174,104         11.6%        -25.4%

                                                    ----------------------------------------------
    Total Revenue                                   $53,621,438       $56,243,677      $60,385,177         -4.7%         -6.9%
                                                    ==============================================

Brokerage Revenue by Product Type
Mutual Funds                                        $ 5,133,360       $ 4,468,242      $ 6,305,542         14.9%        -29.1%
Equities, Bonds & UIT                                 1,251,194         1,175,492        1,715,592          6.4%        -31.5%
Annuities                                            20,914,200        22,954,770       26,318,675         -8.9%        -12.8%
Limited Partnerships                                    243,145           209,473          131,519         16.1%         59.3%
Variable Life                                           278,811           296,910          923,940         -6.1%        -67.9%
Trails                                                6,634,433         5,879,249        5,201,509         12.8%         13.0%
Miscellaneous Income                                    105,658           105,090          153,254          0.5%        -31.4%
Gain Firm Trading                                       990,439         1,351,564        1,737,960        -26.7%        -22.2%
Unrealized Gain/(Loss) on Firm Trading                   32,174            51,872         (49,904)        -38.0%       -203.9%

                                                    ----------------------------------------------
   Brokerage Revenue                                $35,583,414       $36,492,662      $42,438,087         -2.5%        -14.0%
                                                    ==============================================

FISCAL 2006 COMPARED WITH FISCAL 2005

Except as noted, the numbers and explanations presented below represent results from continuing operations only.

The Company's revenues for the fiscal year ended June 30, 2006 were $53.6 million, down 4.7%, compared with $56.2 million for the fiscal year ended June 30, 2005. This decrease was primarily attributable to a decline in the Company's revenues from financial planning services, resulting principally from the Company's annuity, insurance and lending services. Its tax operation business also declined mostly due to the closing of its Colorado office. These declines were partially offset by an increase in the Company's advisory business.

The Company's total revenues for the fiscal year ended June 30, 2006 consisted of $48.1 million for financial planning services and $5.5 million for tax preparation services. Financial planning services represented approximately 90.0% and tax preparation services represented approximately 10.0% of the Company's total revenues for the fiscal year ended June 30, 2006. The Company's total revenues for the fiscal year ended June 30, 2005 consisted of $49.7 million for financial planning services and $6.5 million for tax preparation services. Financial planning represented approximately 88.0% and tax preparation fees represented approximately 12.0% of the Company's revenues for the fiscal year ended June 30, 2005.

The Company continues to redefine its product mix, placing a smaller emphasis on annuities, while increasing sales of other financial products that generate recurring income. For the fiscal year ended June 30, 2006, revenues from recurring revenues sources (advisory and trails) increased to $15.7 million, up $1.4 million from $14.3 million for the fiscal year ended June 30, 2005, representing a 9.6% increase in recurring revenue. The increase in recurring revenues is the result of higher assets under management and assets under custody. For the fiscal year ended June 30, 2006, recurring revenue (advisory and trails) was 29.3% of the Company's total revenue compared to 25.4% for the fiscal year ended June 30, 2005.

For the fiscal year ended June 30, 2006, revenues from variable annuity sales were $20.9 million compared with $23.0 million for the same period last year, representing a 8.9% drop in annuity revenue. The decline in revenue from annuity sales is consistent with the Company's goal of having a higher recurring revenue stream.

The Company's total operating expenses for the fiscal year ended June 30, 2006 were $55.6 million compared to $57.3 million for the fiscal year ended June 30, 2005. Operating expenses decreased mostly due to lower commissions and salary expense, general and administrative expense, and depreciation and amortization expense year over year, partially offset by increases in advertising, brokerage fees and licenses and rent compared with last year.

The Company's commission expense for the fiscal year ended June 30, 2006 was $31.6 million, a decrease of $1.1 million from $32.7 million for the fiscal year ended June 30, 2005. The decrease is mostly attributable to decreased financial planning revenue resulting primarily from decreased sales of annuities and insurance products and lower tax preparation revenue.

Salaries which consist primarily of salaries, related payroll taxes and employee benefit costs, decreased by $1.1 million, or 10.5% for the fiscal year ended June 30, 2006 compared with the same period last year. The decrease is attributable to outsourcing the telemarketing center, continued efforts to reduce administrative salary costs and decreased contributions by the Company to health care costs due to greater health care contributions from the Company's representatives.

General and administrative expense consists primarily of expenses for general corporate functions including outside legal and professional fees, insurance, telephone, bad debt expenses and general corporate overhead costs. General and administrative expenses decreased by $0.3 million in the fiscal year ended June 30, 2006 compared with the same period last year. This decrease is primarily attributable to decreases in general office expense and professional development.

Advertising expense increased 10.3% to $2.1 million for the fiscal year ended June 30, 2006 compared with $1.9 million for the same period last year. This increase is primarily attributable to the outsourcing of the Company's telemarketing efforts and increased marketing efforts related to media advertisement. The increased expense from outsourcing, however, was partially offset by a decrease in salaries for telemarketing staff.

Brokerage fees and license expense for the fiscal year ended June 30, 2006 was $0.1 million higher compared with the same period last year. The increase was mostly attributable to an increase in fees due to higher assets under management.

Rent expense increased 24.9% to $2.3 million for the fiscal year ended June 30, 2006 compared with $1.9 million for the same period last year. This increase is attributable to the relocation of an office to the Greenvale section of Nassau County, Long Island, and the opening of new offices in Ft. Lauderdale, Florida and Williamsville, New York, which are in larger more prominent retail locations, and generally more expensive to lease.

Depreciation and amortization for the fiscal year ended June 30, 2006 was $1.1 million, a slight decrease from $1.2 million for the same period last year. The decrease is attributable to lower depreciation expense due to assets reaching their full depreciable lives, partially offset by increases due to capital expenditures related to the opening of the Company's new offices in Williamsville, New York, Greenvale, New York and Fort Lauderdale, Florida.

The Company's loss from continuing operations before other income and expense for the fiscal year ended June 30, 2006 was $1.9 million compared with a loss of $1.1 million for the same period last year, an increased loss of $0.8 million. This increased loss was primarily attributable to decreased financial planning revenue mostly in annuities and the insurance product line and decreased tax preparation revenue, offset slightly by decreased commission and salary expense and reduced general and administrative expenses.

Total other income/(expense) for the fiscal year ended June 30, 2006 improved 12.0% to $0.6 million net expense, down from $0.7 million net expense in fiscal year ended June 30, 2005. The improvement is the result of lower interest expense and higher interest income.

The Company's net loss for the fiscal year ended June 30, 2006, was $2.6 million compared to a net loss of $1.8 million for the fiscal year ended June 30, 2005, an increased loss of $0.7 million. This increase is mostly attributable to a decline in revenue from financial planning services, mostly in annuity and insurance sales and tax preparation, partially offset by decreases in commission and salary expense and reduced general and administrative expenses.

FISCAL 2005 COMPARED WITH FISCAL 2004

Except as noted, the numbers and explanations presented below represent results from continuing operations only.

The Company's revenues for the fiscal year ended June 30, 2005 were $56.2 million, down 6.9%, compared with $60.4 million for the fiscal year ended June 30, 2004. This decrease was primarily attributable to a decline in the Company's revenues from financial planning services, resulting principally from its continued focus on reducing the percentage of sales from variable annuities while increasing sales of other financial products that generate recurring income.

The Company's total revenues for the fiscal year ended June 30, 2005 consisted of $49.7 million for financial planning services and $6.5 million for tax preparation services. Financial planning services represented approximately 88.0% and tax preparation services represented approximately 12.0% of the Company's total revenues for the fiscal year ended June 30, 2005. The Company's total revenues for the fiscal year ended June 30, 2004 consisted of $54.1 million for financial planning services and $6.3 million for tax preparation services. Financial planning represented approximately 90.0% and tax preparation fees represented approximately 10.0% of the Company's revenues for the fiscal year ended June 30, 2004.

For the fiscal year ended June 30, 2005, revenues from variable annuity sales were $23.0 million compared with $26.3 million for the fiscal year ended June 30, 2004. For the fiscal year ended June 30, 2005, revenues from recurring revenue sources (managed money and trails) were $14.3 million compared with $12.6 million for the same period last year.

The Company's total operating expenses for the fiscal year ended June 30, 2005 were $57.3 million, down 5.0% compared to total operating expenses of $60.4 million for the fiscal year ended June 30, 2004. The decline in total operating expenses is attributable to decreases in commissions, salaries, brokerage fees and licenses, rent and depreciation and amortization charges, partially offset by increased advertising and general and administrative expenses.

The Company's commission expense for the fiscal year ended June 30, 2005 was $32.7 million, down 4.8%, compared with commission expense of $34.4 million for the fiscal year ended June 30, 2004. This decrease is attributable to decreased financial planning revenue, and decreased non-commissionable revenue.

Salaries consist primarily of salaries and related payroll taxes and employee benefit costs. For the fiscal year ended June 30, 2005, salaries decreased 11.6%, to $10.5 million, down from $11.8 million for the fiscal year ended June 30, 2004. The decrease in salaries is primarily attributable to lower seasonal employment levels and lower employment levels at the Company's headquarters.

General and administrative expense consists primarily of expenses for general corporate functions including outside legal and professional fees, insurance, telephone, bad debt expenses and general corporate overhead costs. General and administrative expenses for the fiscal year ended June 30, 2005 increased by 2.7% to $7.7 million up from $7.5 million for the fiscal year ended June 30, 2004. The increase in general and administrative expense is primarily attributable to higher legal and settlement costs related to complaints and litigation and higher postage costs related to increased advertising and seminar mailings, partially offset by reduced telephone costs due to outsourcing the Company's telemarketing center in November 2004 and reduced bad debt expense resulting from the Company reserving notes from representatives related to office sales in the prior year.

Advertising expense for the fiscal year ended June 30, 2005 was $1.9 million, up 26.0%, compared to $1.5 million for the fiscal year ended June 30, 2004. The increase in primarily attributable to the Company's continued efforts to build brand equity and awareness.

For the fiscal year ended June 30, 2005, rent expense decreased 7.9% to $1.9 million compared with $2.0 million for the fiscal year ended June 30, 2004. The decrease in rent expense is primarily attributable to the termination of leases associated with closed or merged offices.

Brokerage fees and licenses expense for the fiscal year ended June 30, 2005 was $1.5 million, down 6.9% from $1.6 million for the fiscal year ended June 30, 2004. This decrease is attributable to less transactions clearing through National Financial Services.

For the fiscal year ended June 30, 2005, depreciation and amortization expense decreased by 24.0% to $1.2 million compared with $1.5 million for the fiscal year ended June 30, 2004. The decrease is attributable to lower depreciation expense as a result of assets reaching their full depreciable lives during the course of fiscal 2005, as well as reduced capital spending.

The Company's loss from continuing operations before other income and expense for the fiscal year ended June 30, 2005 was $1.1 million, nearly a 100.0% increase in losses, compared to a loss of $2,685 for the fiscal year ended June 30, 2004. The increase in losses was primarily attributable to the Company's continued efforts to focus on reducing the percentage of sales from variable annuities while increasing sales of other financial products with smaller upfront commissions that generate recurring income, as well as its efforts to increase brand awareness through advertising, seminars and training.

Total other income/(expense), for the fiscal year ended June 30, 2005 improved 28.5% to net expense of $0.7 million, down from $1.0 million net expense for the fiscal year ended June 30, 2004. The improvement is the result of lower interest expense and higher interest income.

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

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2006, 2005 and 2004 the Company was in default of certain covenants under (i) its $7.0 million term loan/revolving letter of credit financing with Wachovia Bank, National Association ("Wachovia"), and (ii) its $5.0 million distribution financing with Travelers Insurance Company ("Travelers").

Following a number of defaults under its agreements with Wachovia, on November 27, 2002, the Company entered into a debt forbearance agreement with Wachovia which was subsequently amended on June 18, 2003, March 4, 2004, March 1, 2005 and April 1, 2006. Travelers also has claimed several defaults under its distribution financing agreement with the Company, but has acknowledged that Travelers is subject to the terms of a subordination agreement with Wachovia (the "Subordination Agreement"), which restricts the remedies it can pursue against the Company. The Company's debt to Rappaport (the "Rappaport Loan") was due on October 30, 2002. The Rappaport Loan is subordinated to the Wachovia loan. The Rappaport Loan was sold to a group of Company management members and employees (the "Purchasing Group") on April 29, 2005. The members of the Purchasing Group include Prime Partners, James Ciocia, the Chairman of the Company, Christopher Kelly, the former General Counsel of the Company, Kathryn Travis, the Secretary and a director of the Company, Dennis Conroy, the Chief Accounting Officer of the Company, Ted Finkelstein, the Associate General Counsel of the Company, and certain other Company employees. The Purchasing Group has agreed to reduce the principal balance of the Rappaport Loan from $1.0 million to $0.8 million and to extend the maturity date to April 29, 2009. Pursuant to the terms of the Rappaport Loan, the Purchasing Group, as holders of the Rappaport Loan, are entitled to receive, in the aggregate, as interest, 180,000 shares of the Company's common stock annually while the debt remains unpaid.

As a result of these defaults, the Company's debt as to these lenders has been classified as current liabilities on its financial statements. Upon the purchase of the Rappaport Loan by the Purchasing Group, however, the Rappaport Loan was reclassified as a related party transaction.

During the fiscal year ended June 30, 2006, the Company incurred a net loss of $2.6 million and at June 30, 2006 had a working capital deficit of $14.6 million. At June 30, 2006 the Company had $1.1 million of cash and cash equivalents, $0.2 million in marketable securities and $3.6 million of trade account receivables, net, to fund short-term working capital requirements. PCS is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires that PCS maintain minimum regulatory net capital of $100,000 and, in addition, that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to one. At June 30, 2006 the Company was in compliance with this regulation.

The Company has shown losses for a variety of reasons including legacy issues that include high cost structures for the home and field offices, the costs of abandoned leases and significant litigation. The Company has also suffered increased regulatory costs, and downward pressure on commission levels. The Company has previously attempted to address its financial condition by among other things, selling assets to raise cash, cutting operating expenses, retaining existing registered representatives and borrowing from Prime Partners.

As a result of the Company's renegotiations with Wachovia, which resulted in the execution of Amendment No. 4 to the Forbearance Agreement as of April 1, 2006, notwithstanding the defaults with Wachovia, the Company's debt service requirements have been significantly reduced below those of fiscal 2005.

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

The Company has been operating with low levels of capital during recent periods. While the Company itself is not subject to any minimum capital requirement, it requires working capital to pay salaries, pay vendors, including landlords, and otherwise operate its business. At June 30, 2006 the Company had a working capital deficit of $14.6 million and the Company has regularly been forced to borrow from Prime Partners to pay its obligations. In fiscal 2006, Prime Partners extended short-term loans to the Company in the aggregate amount of $3.1 million for working capital purposes. At June 30, 2006, the Company owed Prime Partners $2.1 million. In July and August 2006, Prime Partners loaned the Company an additional $1.0 million and as of September 13, 2006 the Company owed Prime Partners $2.6 million.

In view of the Company's efforts to increase revenues, the Company does not currently anticipate selling significant amounts of additional assets. Accordingly, the Company does not anticipate receiving significant funds in the near future from asset sales to meet its working capital needs.

The Company's cash flows used in operating activities totaled $0.2 million for the fiscal year ended June 30, 2006, compared with cash flows provided by operating activities of $0.6 million for the fiscal year ended June 30, 2005. The decrease of $0.9 million in cash provided by operating activities was primarily due to lower net income and a higher accounts receivable balance at June 30, 2006 versus last year.

Net cash used in investing activities totaled $0.9 million for the fiscal year ended June 30, 2006 compared to cash flows provided by investing activities of $0.1 million for the fiscal year ended June 30, 2005. The decrease in cash provided by investing activities was primarily attributable to increased capital expenditures in 2006 related to the Company's opening new offices, additional loans to employees, and increased cash paid for acquisitions.

The Company's cash flows provided by financing activities totaled $1.6 million for the fiscal year ended June 30, 2006, compared with cash flows used in financing activities of $0.6 million for the fiscal year ended June 30, 2005. The improvement of $2.1 million in cash provided by financing activities is due primarily to increased borrowings in 2006 compared with 2005.

CONTRACTUAL OBLIGATION AND COMMERCIAL COMMITMENTS

The table below summarizes the Company's contractual obligations for the five years subsequent to June 30, 2006, and thereafter. The amounts represent the maximum future cash contractual obligations.

Contractual Obligations and Commercial Commitments

                                                                  Payment Due by Period

Contractual Obligations       Total          2007           2008           2009           2010           2011        Thereafter
                          -----------------------------------------------------------------------------------------------------
Debt                      $ 9,577,700    $ 8,604,675    $   631,628    $   269,657    $    21,707    $    23,401    $    26,632
Operating Leases            7,175,443      1,725,615      1,305,705      1,150,636        914,824        850,337      1,228,326
Capital Leases                444,269        210,026        184,323         35,698         12,396          1,826             --
                          -----------------------------------------------------------------------------------------------------
Total contractual cash
obligations               $17,197,412    $10,540,316    $ 2,121,656    $ 1,455,991    $   948,927    $   875,564    $ 1,254,958
                          =====================================================================================================

Note: This Contractual Obligations schedule reflects the contractual payment terms of the debt maturities, while $0.8 million related to the Wachovia debt has been reclassified to current liabilities in the balance sheet since such debt is in technical default.

Pursuant to Amendment No. 4 with Wachovia, the amortization schedule for the Wachovia Loan was extended by approximately seven months and the Maturity Date was extended to October 10, 2008. Under Amendment No. 4, the Company will pay Wachovia principal on the Loan of $50,000 monthly, plus interest.

In connection with the sale of offices to Pinnacle, all operating leases associated with the Pinnacle Purchased Offices were assigned to Pinnacle, but the Company still remains liable on the leases. Aggregate operating lease commitment amounts included in the table above with respect to the leases assigned to Pinnacle in November 2002 are $0.1 million in 2007 and $34,884 in 2008.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Sherb & Co., LLP has expressed an opinion on the financial statements for fiscal 2006. Radin, Glass & Co., LLP expressed an opinion on the financial statements for fiscal 2005 and 2004.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm ...................   30

Consolidated Balance Sheets as of June 30, 2006 and 2005 ..................   32

Consolidated Statements of Operations for the years ended June 30, 2006,
2005 and 2004 .............................................................   33

Consolidated Statements of Shareholders' Deficit for the years
ended June 30, 2006, 2005 and 2004 ........................................   34

Consolidated Statements of Cash Flows for the years ended June 30, 2006,
2005 and 2004 .............................................................   35

Notes to Consolidated Financial Statements ................................   37

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Gilman + Ciocia, Inc.
Poughkeepsie, New York

We have audited the accompanying consolidated balance sheets of Gilman + Ciocia, Inc. and subsidiaries as of June 30, 2006 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the fiscal year ended June 30, 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gilman + Ciocia, Inc. and subsidiaries at June 30, 2006 and the results of its operations and its cash flows for the fiscal year ended June 30, 2006, in conformity with accounting principles generally accepted in the United States.


/s/ Sherb & Co., LLP

Sherb & Co., LLP
New York, New York
September 26, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Gilman + Ciocia, Inc.
Poughkeepsie, New York

We have audited the accompanying consolidated balance sheets of Gilman + Ciocia, Inc. and subsidiaries as of June 30, 2005 and the related consolidated statements of operations, shareholders' equity (deficit) and comprehensive loss and cash flows for the fiscal years ended June 30, 2005 and 2004. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gilman + Ciocia, Inc. and subsidiaries at June 30, 2005 and the results of its operations and its cash flows for the fiscal years ended June 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States.


/s/ Radin, Glass & Co., LLP

Radin, Glass & Co., LLP
New York, New York
September 26, 2005 With Respect to Note 21 the date is June 14, 2006

                           CONSOLIDATED BALANCE SHEETS

                                                                                  June 30, 2006    June 30, 2005
                                                                                  ------------------------------
Assets

Cash & Cash Equivalents                                                            $  1,123,988     $    667,054
Marketable Securities                                                                   245,841          511,832
Trade Accounts Receivable, Net                                                        3,590,194        2,949,856
Receivables Employees, Net                                                              549,058          285,558
Due From Office Sales - Current                                                         188,590          280,718
Prepaid Expenses and Other Current Assets                                               707,290        1,057,941
                                                                                   -----------------------------
     Total Current Assets                                                             6,404,961        5,752,959

Property and Equipment (less accumulated depreciation
   of $5,660,050 in 2006 and $5,090,906 in 2005)                                      1,272,728        1,040,725
Goodwill                                                                              3,843,828        3,837,087
Intangible Assets (less accumulated amortization of $5,184,185
   in 2006 and $4,908,805 in 2005)                                                    4,612,722        5,311,002
Due from Office Sales - Non Current                                                      94,419          700,781
Other Assets                                                                            407,634          493,158
                                                                                   -----------------------------
     Total Assets                                                                  $ 16,636,292     $ 17,135,712
                                                                                   =============================

Liabilities and Shareholders' Equity (Deficit)

Accounts Payable and Accrued Expenses                                              $ 10,959,906     $ 10,452,087
Current Portion of Notes Payable and Capital Leases                                   6,715,076        7,253,939
Deferred Income                                                                         387,433          310,800
Due to Related Parties                                                                2,938,557        1,568,809
                                                                                   -----------------------------
     Total Current Liabilities                                                       21,000,972       19,585,635
Long Term Portion of Notes Payable and Capital Leases                                   372,337          282,424
Deferred Income - Non Current and Other                                                 442,565               --
                                                                                   -----------------------------
     Total Liabilities                                                               21,815,874       19,868,059

Shareholders' Equity (Deficit)

Preferred Stock, $0.001 par value; 100,000 shares authorized; none issued                    --               --
Common Stock, $0.01 par value 20,000,000 shares authorized; 10,627,740
   and 10,409,876 shares issued at June 30, 2006 and 2005, respectively                 106,276          104,098
Additional Paid in Capital                                                           29,487,206       30,207,474
Common Stock held in Treasury at cost, 1,117,149 and 1,326,838 at June 30, 2006
   and 2005, respectively                                                              (480,113)      (1,306,288)
Accumulated Deficit                                                                 (34,292,951)     (31,737,631)
                                                                                   -----------------------------
     Total Shareholders' (Deficit)                                                   (5,179,582)      (2,732,347)
                                                                                   -----------------------------
Total Liabilities & Shareholders' (Deficit)                                        $ 16,636,292     $ 17,135,712
                                                                                   =============================

See Notes to the Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Fiscal Years Ended June 30,
                                                       2006             2005             2004
                                                  ----------------------------------------------
Revenues
   Financial Planning Services                    $ 48,118,825     $ 49,741,275     $ 54,061,987
   Tax Preparation Fees                              5,502,613        6,502,402        6,323,190
                                                  ----------------------------------------------
        Total Revenues                              53,621,438       56,243,677       60,385,177
                                                  ----------------------------------------------

Operating Expenses
   Commissions                                      31,576,037       32,724,358       34,361,368
   Salaries                                          9,353,631       10,446,891       11,813,611
   General & Administrative                          7,456,822        7,732,883        7,528,555
   Advertising                                       2,105,169        1,907,756        1,514,334
   Brokerage Fees & Licenses                         1,572,217        1,489,045        1,599,050
   Rent                                              2,340,045        1,873,089        2,034,374
   Depreciation & Amortization                       1,132,735        1,167,543        1,536,570
                                                  ----------------------------------------------
        Total Operating Expenses                    55,536,656       57,341,565       60,387,862
                                                  ----------------------------------------------

Loss from Continuing Operations
   Before Other Income and Expenses                 (1,915,218)      (1,097,888)          (2,685)
                                                  ----------------------------------------------
Other Income/(Expenses)
   Interest and Investment Income                       95,295           99,307           39,856
   Interest Expense                                   (858,961)        (871,141)      (1,057,244)
   Other Income/(Expense), Net                         123,564           44,146               --
                                                  ----------------------------------------------
        Total Other Income/(Expense)                  (640,102)        (727,688)      (1,017,388)
                                                  ----------------------------------------------
Loss from Continuing Operations
   Before Income Taxes                              (2,555,320)      (1,825,576)      (1,020,073)
                                                  ----------------------------------------------
   Income Taxes/(Benefit)                                   --               --           16,617
                                                  ----------------------------------------------
        Loss from Continuing Operations             (2,555,320)      (1,825,576)      (1,036,690)
                                                  ----------------------------------------------
Discontinued Operations
   Loss from Discontinued Operations                        --               --         (125,047)
   Gain on Disposal of
      Discontinued Operations                               --               --        6,213,272
                                                  ----------------------------------------------
   Income from Discontinued
      Operations                                            --               --        6,088,225
                                                  ----------------------------------------------
        Net Income/(Loss)                         $ (2,555,320)    $ (1,825,576)    $  5,051,535
                                                  ==============================================

Weighted Average Number of Common
   Shares Outstanding
   Basic Shares                                      9,221,745        9,008,400        9,388,764
   Diluted Shares                                    9,221,745        9,008,400        9,412,564

   Basic Net Income/(Loss) Per Share:
   Loss from Continuing Operations                $      (0.28)    $      (0.20)    $      (0.11)
   Income from Discontinued Operations            $         --     $         --     $       0.65
   Net Income/(Loss)                              $      (0.28)    $      (0.20)    $       0.54

   Diluted Net Income/(Loss) Per Share:
   Loss from Continuing Operations                $      (0.28)    $      (0.20)    $      (0.11)
   Income from Discontinued Operations            $         --     $         --     $       0.65
   Net Income/(Loss)                              $      (0.28)    $      (0.20)    $       0.54

See Notes to the Consolidated Financial Statements

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

                                                                  Retained                              Subscriptions
                                Common Stock       Additional     Earnings         Treasury Stock           /Note         Total
                            ---------------------    Paid in    (Accumulated                           Receivable for  Shareholders
                               Shares      Amount    Capital       Deficit)      Shares      Amount      Shares Sold      Equity
                            -------------------------------------------------------------------------------------------------------
Balance, June 30, 2003       10,039,561  $100,395  $29,851,010  $(34,963,590)    278,222  $(1,075,611)    $ (105,000)  $(6,192,796)
                            -------------------------------------------------------------------------------------------------------

Net Income                           --        --           --     5,051,535          --           --             --     5,051,535
Repurchase of stock                  --        --           --            --   1,048,616     (230,677)            --      (230,677)
Reversal of Stock
Subscriptions                        --        --           --            --          --           --        105,000       105,000
Issuance of stock in
   connection with
   default of note              180,000     1,800       46,200            --          --           --             --        48,000

                            -------------------------------------------------------------------------------------------------------
Balance, June 30, 2004       10,219,561  $102,195  $29,897,210  $(29,912,055)  1,326,838  $(1,306,288)    $       --   $(1,218,938)
                            -------------------------------------------------------------------------------------------------------

Net loss                             --        --           --    (1,825,576)         --           --             --    (1,825,576)
Rescindment of Shares           (14,400)     (144)      (4,176)           --          --           --             --        (4,320)
Issuance of stock in
   connection with
   with acquisitions
   and other                     24,715       247        6,840            --          --           --             --         7,087
Issuance of stock in
   connection with
   default of note              180,000     1,800       57,600            --          --           --             --        59,400
Debt contribution
   related to sale of
   unsecured note to
   related parties                   --        --      250,000            --          --           --             --       250,000

                            -------------------------------------------------------------------------------------------------------
Balance, June 30, 2005       10,409,876  $104,098  $30,207,474  $(31,737,631)  1,326,838  $(1,306,288)    $       --   $(2,732,347)
                            -------------------------------------------------------------------------------------------------------

Net loss                             --        --           --    (2,555,320)         --           --             --    (2,555,320)
Rescindment of Shares           (83,385)     (834)     (24,184)           --          --           --             --       (25,018)
Reissuance of Treasury
   Stock                             --        --     (826,175)           --   (209,689)      826,175             --            --
Issuance of stock in
   connection with                                                                                                              --
   with acquisitions
   and other                    121,249     1,212       86,741            --          --           --             --        87,953
Issuance of stock in
   connection with                                                                                                              --
   default of note              180,000     1,800       43,350            --          --           --             --        45,150

                            -------------------------------------------------------------------------------------------------------
Balance, June 30, 2006       10,627,740  $106,276  $29,487,206  $(34,292,951)  1,117,149  $  (480,113)    $       --   $(5,179,582)
                            -------------------------------------------------------------------------------------------------------

See Notes to the Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For Fiscal Years Ended June 30,
                                                                                               2005            2004
                                                                               2006         (Restated)     (Restated)
                                                                           -------------------------------------------
Cash Flows From Operating Activities:
Net Income/(Loss):                                                         $(2,555,320)    $(1,825,576)    $ 5,051,535

Adjustments to reconcile net income/(loss)to net cash used in operating activities:

Depreciation and amortization                                                1,132,735       1,167,543       1,536,570

Issuance of common stock for debt default penalties and interest                45,150          59,400          48,000

Amortization of debt discount                                                   40,613         145,264         209,015

(Gain)/Loss on sale of discontinued operations                                      --              --      (6,213,272)

(Gain)/Loss on sale of equipment and properties                                  1,982         (31,182)             --

Other, net                                                                     (32,370)         (3,220)          2,864

Changes in assets and  liabilities:

Accounts receivable, net                                                      (640,338)        728,348         615,325

Prepaid and other current assets                                               211,951        (540,160)        111,281

Change in marketable securities                                                265,990         673,074        (215,285)

Other assets                                                                   224,222        (136,900)        505,098

Accounts payable and accrued expenses                                          562,213         302,139      (4,470,386)

Income taxes receivable (payable)                                                   --              --          27,589

Deferred income                                                                519,198          89,264         (11,000)
                                                                           -------------------------------------------
Net cash provided by/(used in) operating activities:                       $  (223,974)    $   627,994     $(2,802,666)

Cash Flows From Investing Activities:

Capital expenditures                                                          (827,442)       (294,989)        (72,524)

Cash paid for acquisitions, net of cash acquired and debt incurred            (293,157)       (233,074)       (122,582)

Receivables employees, net                                                    (263,502)       (146,994)        417,275

Due from office sales                                                          315,616         486,954         190,939

Proceeds from the sale of discontinued operations                                   --              --       5,104,709

Proceeds from the sale of office                                               161,179         293,750              --
                                                                           -------------------------------------------
Net cash provided by/(used in) investing activities:                       $  (907,306)    $   105,647     $ 5,517,817

Cash Flows From Financing Activities:

Acquisition of treasury stock                                                       --              --        (230,695)

Notes receivable for shares                                                         --              --         105,000

Proceeds from bank and other loans                                           4,079,972       2,154,175         583,249

Payments of bank loans and capital lease obligations                        (2,491,758)     (2,719,307)     (3,629,256)
                                                                           -------------------------------------------
Net cash provided by/(used in) financing activities:                       $ 1,588,214     $  (565,132)    $(3,171,702)

Net change in cash and cash equivalents                                    $   456,934     $   168,509     $  (456,552)

Cash and cash equivalents at beginning of period                           $   667,054     $   498,545     $   955,097

Cash and cash equivalents at end of period                                 $ 1,123,988     $   667,054     $   498,545

See Notes to the Consolidated Financial Statements and Supplemental Disclosures to Consolidated Statements of Cash Flows

        Supplemental Disclosures to Consolidated Statements of Cash Flows

                                                            For Fiscal Years Ended June 30,
                                                                        2005           2004
                                                         2006        (Restated)     (Restated)
                                                       ---------------------------------------
Cash Flow Information
Cash payments during the year for Interest             $266,612       $335,353       $683,245

Supplemental Disclosure of Non-Cash Transactions
Common stock issued in connection with
   acquisitions/other                                  $ 62,937       $  7,087       $     --
Issuance of common stock for debt default
   penalties and interest                              $ 45,150       $ 59,400       $ 48,000
Debt reduction related to sale of unsecured
   note to related parties                             $     --       $250,000       $     --
Equipment acquired under capital leases                $274,151       $219,604       $ 20,987

                      GILMAN + COCIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED JUNE 30, 2006, 2005, AND 2004

1. ORGANIZATION AND NATURE OF BUSINESS

Description of the Company

Gilman + Ciocia, Inc. (together with its wholly owned subsidiaries, the "Company") is a corporation that was organized in 1981 under the laws of the State of New York and reincorporated under the laws of the State of Delaware in 1993. The Company provides financial planning services, including securities brokerage, insurance and mortgage agency services, and federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets. In fiscal 2006, approximately 90% of the Company's revenues were derived from commissions on financial planning services and approximately 10.0% were derived from fees for tax preparation services. As of June 30, 2006, the Company had 35 offices operating in five states (New York, New Jersey, Connecticut, Florida and Pennsylvania).

As a result of a number of defaults under its agreements with Wachovia Bank, National Association ("Wachovia"), on November 27, 2002 the Company entered into a debt forbearance agreement with Wachovia and subsequently amended the debt forbearance agreement as of June 18, 2003, March 4, 2004, March 1, 2005 and April 1, 2006. Another of its lenders, Travelers Insurance Company ("Travelers") has claimed several defaults under its distribution financing agreement, but acknowledged that it was subject to the terms of a subordination agreement with Wachovia (the "Subordination Agreement"), which restricts the remedies it can pursue against the Company. The Company's debt to Rappaport Gamma Limited Partnership (the "Rappaport Loan") was due on October 30, 2002. The Rappaport Loan is subordinated to the Wachovia loan. The Rappaport Loan was sold to a group of Company management and employees (the "Purchasing Group") on April 29, 2005. The members of the Purchasing Group include Prime Partners, Inc., a corporation controlled by Michael Ryan, a director, an officer and significant shareholder of the Company, James Ciocia, the Chairman of the Company, Christopher Kelly, former General Counsel of the Company, Kathryn Travis, the Secretary and a director of the Company, Dennis Conroy, the Chief Accounting Officer of the Company, Ted Finkelstein, the Associate General Counsel of the Company, and certain other Company employees. The Purchasing Group has agreed to reduce the principal balance of the Rappaport Loan from $1.0 million to $0.8 million and extend the maturity date to April 29, 2009. Pursuant to the terms of the Rappaport Loan, the Purchasing Group, as holders of the Rappaport Loan, are entitled to receive, in the aggregate, as interest, 180,000 shares of the Company's common stock annually while the debt remains unpaid. As a result of these defaults, the Company's debt as to those lenders has been classified as current liabilities on its financial statements. Upon the purchase of the Rappaport Loan by the Purchasing Group, however, the Rappaport Loan was reclassified as a related party transaction. See Note 11 for a complete discussion of the Company's debt.

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

Reclassifications

Where appropriate, prior years financial statements reflect reclassifications to conform to the current year presentation. Such reclassifications with regard to the Statement of Operations for fiscal 2005 and 2004, largely consisted of gross up of revenues and expenses, where previously marketing revenue was reported net of related expenses, and did not have a material affect on either revenues or expenses.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Furthermore, the Company, including its wholly owned subsidiary Prime Capital Services, Inc. ("PCS"), has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with PCS. In addition, under the PCS registered representatives contract, each registered representative has indemnified the Company for these claims. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies," the Company has established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, the Company's management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, the Company bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the Company's estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, the Company cannot predict with certainty the eventual loss or range of loss related to such matters. If the Company's judgments prove to be incorrect, its liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. As of June 30, 2006, the Company has accrued approximately $0.6 million for these matters. A majority of these claims are covered by the Company's errors and omissions insurance policy. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on its financial position.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include investments in money market funds and are stated at cost, which approximates market value. Cash at times may exceed FDIC insurable limits.

Marketable Securities

The Company accounts for its short-term investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company's short-term investments consist of trading securities and are stated at quoted market values, with unrealized gains and losses reported as investment income in earnings. During the fiscal years ended June 30, 2006, 2005 and 2004 the Company recognized unrealized gains/(losses) from trading securities of $32,174, $51,872 and $(49,904), respectively. Realized gains, realized losses and declines in value judged to be other-than-temporary, are included in other income (expense). All such gains and losses are calculated on the basis of the specific-identification method. During the fiscal year ended June 30, 2006, the Company recognized $1.0 million in realized gains. Interest earned is included in other income/(expense). The original cost included in the carrying value of marketable securities at June 30, 2006 is $0.5 million.

Securities sold, but not yet purchased, are stated at quoted market values with unrealized gains and losses reflected in the statements of operations. Subsequent market fluctuations of securities sold, but not yet purchased, may require purchasing the securities at prices that may differ from the market values reflected in the accompanying balance sheets. The liability attributable to securities sold short, but not yet purchased, is $17,823 as of June 30, 2006, and is included in accounts payable and accrued expenses.

Trade Accounts Receivable and Other Receivables, Net

The Company's accounts receivable consist primarily of amounts due related to financial planning commissions and tax accounting services performed. The Company records an allowance for doubtful accounts based on management's estimate of collectibility of such trade and notes receivables outstanding. The allowance for doubtful accounts represents an amount considered by management to be adequate to cover potential losses, if any. The recorded allowance at June 30, 2006, and 2005 was $0.2 million and $0.9 million, respectively. Bad debt expense recorded for June 30, 2006, 2005 and 2004 was $0.3 million, $0.3 million and $0.6 million, respectively.

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

Website Development and Internal Use Software Costs

In accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," as well as Emerging Issues Task Force ("EITF') 00-02, "Accounting for Website Development Costs," the Company capitalized costs incurred in the application development stage related to the development of its website and its internal use software in fiscal 2003 in the amount of $0.4 million. Amortization expense is computed on a straight-line basis over a period of three to five years, the expected useful life, and amounted to approximately $54,745, $69,745 and $80,993 for the years ended June 30, 2006, 2005 and 2004.

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

Interest Income (Expense)

Interest expense relates to interest owed on the Company's debt. Interest expense is recognized over the period the debt is outstanding at the stated interest rates (see Note 11). Interest income relates primarily to interest earned on bonds by the broker-dealer channel. Interest is recognized from the last interest payment date up to but not including the settlement date of the sale.

Income Taxes

Income taxes have been provided using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying estimated tax rates and laws to taxable years in which such differences are expected to reverse.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board issued SFAS 123-R. SFAS 123-R is a revision of SFAS No. 123, as amended, Accounting for Stock-Based Compensation ("SFAS 123"), and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees ("APB 25"). SFAS 123-R eliminates the alternative to use the intrinsic value methods of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of stock options. SFAS 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123-R establishes fair value as the measurement objective in accounting for share-based payment transactions with employees.

On July 1, 2005 (the first day of its 2006 fiscal year), the Company adopted SFAS 123-R using modified prospective application, as permitted under SFAS 123-R. Accordingly, prior period amounts have not been restated. Under the application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Per the provisions of SFAS 123-R, the Company has adopted the policy to recognize compensation expense on a straight-line attribution method.

Prior to 2000, the Company accounted for plans under the recognition and measurement provisions of APB 25, and related Interpretations. Effective July 1, 2000, the Company adopted the fair value recognition provisions of SFAS 123, "Accounting for Stock-based Compensation", prospectively to all employee awards granted, modified, or settled after January 1, 2002. Awards under the Company's plan vest over periods ranging from immediately to five years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the fiscal year ended June 30, 2006, 2005 and 2004 is less than that which would have been recognized if the value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income/(loss) and earnings/(loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period under SFAS No. 123. The reported and proforma net income/(loss) and earnings/(loss) per share for the fiscal year ended June 30, 2006 in the table below are the same since compensation expense is calculated under the provisions of SFAS 123-R. These amounts for the fiscal year ended 2006 are included in the table below only to provide the detail for a comparative presentation to the fiscal years ended June 2005 and 2004.

                                                             For Fiscal Years Ended June 30,
                                                        2006              2005              2004
                                                  -------------------------------------------------
Net Income/(Loss) Income as reported              $  (2,555,320)    $  (1,825,576)    $   5,051,535

Add: Stock-based employee compensation
   expenses included in reported net
   income/(loss), net of related tax effects                322                --                --

Deduct: Total stock-based compensation
   expense determined under fair value based
   method for all awards, net of related taxes             (322)           (9,785)           (5,182)
                                                  -------------------------------------------------
Proforma Net Income/(Loss)                        $  (2,555,320)    $  (1,835,361)    $   5,046,353

Basic and diluted earnings/(loss) per share:
As reported - Basic                               $       (0.28)    $       (0.20)    $        0.54
Proforma - Basic                                  $       (0.28)    $       (0.20)    $        0.54

As reported - Diluted                             $       (0.28)    $       (0.20)    $        0.54
Proforma - Diluted                                $       (0.28)    $       (0.20)    $        0.54

The effects of applying SFAS No. 123 in the proforma net income/(loss) disclosures above are not likely to be representative of the effects on proforma disclosures of future years.

Net Income/(Loss) Per Share

In accordance with SFAS No. 128, "Earnings Per Share", basic net income/(loss) per share is computed using the weighted average number of common shares outstanding during each period. The computation for June 30, 2006 did not include outstanding options and warrants because to do so would have an antidilutive effect for the period.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, and accounts payable, approximated fair value as of June 30, 2006, because of the relatively short-term maturity of these instruments and their market interest rates. Since the long-term debt is in default, it is not possible to estimate its value.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standard Board issued SFAS 123-R. SFAS 123-R is a revision of SFAS No. 123, as amended, Accounting for Stock Based Compensation ("SFAS 123"), and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees ("APB 25"). SFAS 123-R eliminates the alternative to use the intrinsic value methods of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of stock options. SFAS 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair value measurement method in accounting for generally all share-based payment transactions with employees.

On July 1, 2005 (the first day of the 2006 fiscal year), the Company adopted SFAS 123-R. The Company adopted SFAS 123-R using a modified prospective application, as permitted under SFAS 123-R. Accordingly, prior period amounts have not been restated, Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Per the provisions of SFAS 123-R, the Company has adopted the policy to recognize compensation expense on a straight-line attribution method.

3. ACQUISITIONS

Tax Practices

On January 20, 2006, the Company entered into an asset purchase agreement to purchase a tax practice. The purchase price is equal to a percentage of gross revenue generated from the preparation of tax returns of the clients purchased during the period from closing date through December 31, 2006, or $212,500, whichever is greater. The Company paid a down payment of $75,000 on closing and a second down payment of $25,000 on March 14, 2006. An additional payment of $34,555 was paid on August 1, 2006. The balance of the purchase price will be paid on or prior to March 31, 2007.

On November 22, 2005, the Company entered into an asset purchase agreement to purchase a tax practice. The purchase price is equal to a percentage of gross revenue generated from the preparation of tax returns of the clients purchased during the period November 22, 2005 through December 31, 2006. The Company paid a down payment of $20,000 on November 22, 2005 and an additional payment of $14,828 in May 2006. The balance of the purchase price will be paid in January 2007, based on the gross revenue generated.

Financial Planners

During fiscal 2006, the Company entered into several financial planner employment agreements. As part of the agreements the Company provided total loans in the amount of $0.3 million. These loans are subject to a Transition Loan Promissory Note requiring specific production quotas.

As of August 5, 2005, the Company sold its tax preparation and financial planning businesses associated with its Colorado Springs, Colorado office. The tax preparation business was sold to former employees of the Company for total consideration of $0.4 million, $0.1 million of which was paid in cash to the Company at closing, and $0.3 million of which is subject to a promissory note that matures on January 1, 2012. The financial planning business was sold to a former employee of the Company for total consideration of $47,142, $23,571 of which was paid in cash to the Company at closing, and $23,571 of which is subject to a promissory note that matured on October 1, 2005 and was paid in full.

4. BUSINESS COMBINATIONS AND SOLD OFFICES

The Company has financed the sale of four offices with the receipt of notes to be paid over various terms up to 144 months. These notes have guarantees from the respective office purchaser and certain default provisions. Most of these notes are non-interest bearing and have been recorded with an 8% discount, and one note bears interest at 9% per annum.

On May 22, 2006, the Company assigned the promissory note related to the sale of two of its subsidiaries between Daniel R. Levy and the Company to Prime Partners to reduce the outstanding principal owed to Prime Partners. The balance of the note on May 22, 2006 was $0.7 million.

The scheduled payments for the balance of the term of these notes are as follows:

                For the Years Ended June 30:

                              2007            192,712
                              2008            171,395
                              2009             88,931
                              2010             67,665
                              2011             42,245
                                            ---------
                             Total          $ 562,948
                    Less Allowance            279,939
                                            ---------
                             Total          $ 283,009
                                            =========

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

In connection with the settlement, Pinnacle negotiated a release of the Company from its obligations pursuant to the lease for the Company's former White Plains office. This release was finalized in an Assignment and Assumption of Lease and Consent dated as of February 18, 2004. However, subsequent to the settlement, the Company still remains liable to lessors of equipment and landlords for certain leases assigned to Pinnacle and will have to pay such lessors and landlords if Pinnacle, or guarantors Thomas Povinelli and David Puyear, do not pay. The aggregate of these lease amounts on June 30, 2004 was $1.3 million and as of June 30, 2006 was $0.2 million.

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

The following table presents financial data on discontinued operations of offices sold:

                                          For Fiscal Years Ended June 30,
                                  2006               2005              2004
                                -----------------------------------------------

Revenues                        $     --           $     --         $ 3,529,387
Pre-tax Loss                    $     --           $     --         $  (125,047)

5. RECEIVABLES FROM EMPLOYEES, NET

Receivables from employees and independent registered representatives consist of the following:

                                                           As of June 30,
                                                      2006               2005
                                                  ------------------------------

Demand loans from employees and  independent
registered representatives                        $ 1,429,565        $ 1,279,065
Less: Allowance                                       880,507            993,507
                                                  ------------------------------
Total                                             $   549,058        $   285,558
                                                  ==============================

6. PREPAIDS

Prepaids and other current assets consist of the following:

                                                           As of June 30,
                                                     2006                 2005
                                                 -------------------------------

Prepaid Expense                                  $  597,612           $  641,747
Deferred Expense                                     95,714              263,529
Other Receivables                                    13,964              152,665
                                                 -------------------------------
   Total                                         $  707,290           $1,057,941
                                                 ===============================

Note: For fiscal 2006 and 2005, prepaid insurance was subsequently financed and the corresponding liability is recorded in Notes Payable. Deferred expense consists primarily of advertising at Shea Stadium and is being amortized over a straight-line basis over two years.

7. PROPERTY AND EQUIPMENT, NET

Major classes of property and equipment consist of the following:

                                                            As of June 30,
                                                        2006            2005
                                                    ---------------------------
Equipment                                           $ 4,341,952     $ 4,141,458
Furniture and Fixtures                                1,055,687         875,734
Leasehold Improvements                                1,147,851         727,151
Software                                                387,288         387,288
                                                    ---------------------------
Property and Equipment at Cost                        6,932,778       6,131,631
Less: Accumulated Depreciation and Amortization      (5,660,050)     (5,090,906)
                                                    ---------------------------
Property and Equipment, Net                         $ 1,272,728     $ 1,040,725
                                                    ===========================

Property and equipment under capitalized leases was $2.1 million at June 30, 2006 and $1.8 million at June 30, 2005. Accumulated amortization related to capitalized leases was $1.7 million at June 30, 2006 and $1.5 million at June 30, 2005.

Depreciation expense for property and equipment was $0.6 million for each of the fiscal years ended June 30, 2006 and June 30, 2005.

8. GOODWILL

Goodwill included on the balance sheets as of June 30, 2006 and 2005 was $3.8 million. The Company's goodwill at June 30, 2006 consists mostly of goodwill related to the acquisitions of PCS, Prime Financial Services, Inc. ("PFS") and AFP completed during or prior to the fiscal year ended June 30, 1999, which were accounted for under the purchase method.

The impairment testing for goodwill in the broker-dealer reporting unit was performed using future discounted cash flows and a market value approach.

9. INTANGIBLE ASSETS

During the fiscal years ended June 30, 2006 and 2005, the Company acquired aggregate intangible assets valued at $0.3 million and $0.2 million, respectively, in connection with acquisitions which are accounted for under the purchase method.

Intangible assets consist of the following:

                                                         As of June 30,
                                                     2006               2005
                                                -------------------------------
Customer Lists                                  $  4,996,907       $  5,419,807
Broker-Dealer Registration                           100,000            100,000
Non-Compete Contracts                                500,000            500,000
House Accounts                                       600,000            600,000
Administrative Infrastructure                        500,000            500,000
Independent Contractor Agreements                  3,100,000          3,100,000
                                                -------------------------------
Intangible Assets at Cost                       $  9,796,907       $ 10,219,807
Less: Accumulated Amortization and
      Impairment                                  (5,184,185)        (4,908,805)
                                                -------------------------------
Intangible Assets, Net                          $  4,612,722       $  5,311,002
                                                ===============================

Amortization expense for the fiscal years ended June 30, 2006 and 2005 was computed on a straight-line basis over periods of five to 20 years, and it amounted to $0.5 million and $0.6 million, respectively. Annual amortization expense will be approximately $0.4 million for each of the next five years.

As required, the Company performed the fair value impairment tests prescribed by SFAS No. 142 during the fiscal years ended June 30, 2006, 2005 and 2004. Fair value was determined based on recent comparable sale transactions and future cash flow projections. As a result, the Company recognized an impairment loss in fiscal 2006 for $0.1 million, and zero for 2005 and 2004. This impairment is included in depreciation and amortization expense on the statement of operations.

10. ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                          As of June 30,
                                                      2006               2005
                                                  ------------------------------
Accounts Payable                                  $ 2,370,279        $ 2,862,581
Commissions Payable                                 3,626,163          2,971,626
Accrued Compensation                                  316,868            277,404
Accrued Bonuses                                       584,283          1,033,368
Accrued Vacation                                      188,121            211,370
Accrued Settlement Fees                             1,217,248            639,484
Accrued Audit Fees & Tax Fees                         185,000            177,500
Accrued Interest                                    1,811,672          1,278,943
Accrued Other                                         660,272            999,811
                                                  ------------------------------
Total                                             $10,959,906        $10,452,087
                                                  ==============================

Note: For fiscal years 2006 and 2005, $0.1 million and $0.3 million, respectively, of accrued litigation was included in Accounts Payable.

11. DEBT

                                                                      As of June 30,
                                                                  2006               2005
                                                              ------------------------------
Wachovia Bank                                                 $ 1,438,930        $ 2,118,573
Traveler's Insurance Company Facility
  ($4,750,000 less unamortized debt discount of zero
     and $40,613 at June 30, 2006 and 2005, respectively)       4,750,000          4,709,387
Note Payable for Insurance                                        287,070            297,529
Notes Payable for Client Settlements, payable over periods
  of up to 7 years at varying interest rate to 10%
                                                                   39,262             49,871
Capitalized Lease Obligations                                     572,151            361,003
                                                              ------------------------------
               Total                                          $ 7,087,413        $ 7,536,363
Less: Current Portion                                          (6,715,076)        (7,253,939)
                                                              ------------------------------
               Total                                          $   372,337        $   282,424
                                                              ==============================

The Company is in default on substantially all of its debt.

On December 26, 2001, the Company closed a $7.0 million financing (the "Loan") with Wachovia. The Loan consisted of a $5.0 million term loan ("Term Loan") and a $2.0 million revolving letter of credit ("Revolving Credit Loan"). On November 27, 2002, the Company and Wachovia entered into a forbearance agreement (the "Forbearance Agreement") whereby Wachovia agreed to forbear from acting on certain defaults of financial covenants by the Company under the Revolving Credit Loan and under the Term Loan. Under the Forbearance Agreement and several amendments thereto, Wachovia deleted several large pre-maturity principal payments, increased the "Applicable Margin" to 4.0%, changed the Company's reporting requirements under the Loan and extended the due date of the Loan (the "Maturity Date") several times. As of April 1, 2006, the Company and Wachovia entered into Amendment No. 4 to the Forbearance Agreement dated as of November 27, 2002. Pursuant to Amendment No. 4 to the Forbearance Agreement: the Maturity Date was extended to October 10, 2008; commencing on April 10, 2006, the monthly principal payment on the Revolving Credit Loan was reduced to $25,000 from $30,830; commencing on April 10, 2006, the monthly principal payment on the Term Loan was reduced to $25,000 from $35,375; Wachovia delivered to the Company an $862,000 Promissory Note made by Daniel R. Levy to the Company dated January 29, 2004 and it cancelled its collateral interest in the Promissory Note; and Wachovia waived the extra principal payment due on or before April 1, 2006 in the sum of $74,205. The Company is in technical default of several other provisions of the Loan, the Forbearance Agreement and the amendments to Forbearance Agreement. However, the Company does not believe that Wachovia will issue a note of default for any of these technical defaults.

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

Debt Maturities

The stated maturities of all long-term debt due after June 30, 2006 are as follows:

                           2007              $ 5,670,118
                           2008                  631,628
                           2009                  269,657
                           2010                   21,707
                           2011                   23,401
                     Thereafter                   26,632
                                             -----------
                                             $ 6,643,143
                                             ===========

Note: This Debt Maturities schedule reflects the contractual payment terms of the debt maturities, while $0.8 million related to the Wachovia debt has been reclassified to current liabilities in the balance sheet since such debt is in technical default.

12. CAPITAL LEASE OBLIGATIONS

The Company is the lessee of certain equipment under capital leases expiring through 2011. The assets and liabilities under capital leases are carried at the lower of the present value of minimum lease payments or the fair market value of the asset. The assets are depreciated over the shorter of their estimated useful lives or their respective lease terms. Depreciation of assets under capital leases is included in depreciation expense.

Minimum future lease payments under capital leases as of June 30, 2006 are as follows:

                                        2007            $269,857
                                        2008             208,446
                                        2009              40,454
                                        2010              13,505
                                        2011               1,873
                                  Thereafter                  --
                                                        --------
                                       Total            $534,135
     Less amount representing finance charge              89,868
                                                        --------
Present value of net minimum lease payments             $444,267
                                                        ========

Capital equipment leases have the lease rate factor (finance charge) built into the monthly installment and range from 9.0% to 25.0%.

13. COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under various non-cancelable lease agreements for the rental of office space through 2015. The lease agreements for office space contain escalation clauses based principally upon real estate taxes, building maintenance and utility costs.

The following is a schedule by fiscal year of future minimum rental payments required under operating leases as of June 30, 2006:

                              2007           $ 1,725,615
                              2008             1,305,705
                              2009             1,150,636
                              2010               914,824
                              2011               850,337
                        Thereafter             1,228,326
                                             -----------
                             Total           $ 7,175,443
                                             ===========

Operating lease commitment amounts included in table above with respect to the leases assigned to Pinnacle in November 2002 are:

                              2007           $   136,611
                              2008                34,884
                                             -----------
                                             $   171,495
                                             ===========

Rent expense from continuing operations for the fiscal years ended June 30, 2006, 2005 and 2004 was $2.3 million, $1.9 million, and $2.0 million, respectively.

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

Clearing Agreements

The Company is a party to clearing agreements with unaffiliated correspondent brokers, which in relevant part state that the Company will assume customer obligations in the event of a default. At June 30, 2006, the clearinghouse brokers held approximately $0.2 million of cash as a deposit requirement, which is included in current assets on the balance sheet at June 30, 2006, as a reduction to amounts due to such brokers.

Net Capital Requirements

PCS is subject to the SEC's Uniform Net Capital Rule 15c 3-1, which requires that PCS maintain minimum regulatory net capital of $0.1 million and, in addition, that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed the greater of 15 to one. As of June 30, 2006, the Company was in compliance with these regulations.

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

Litigation

On February 4, 2004, the Company was served with a Summons and a Shareholder's Class Action and Derivative Complaint with the following caption: "Gary Kosseff, Plaintiff, against James Ciocia, Thomas Povinelli, Michael Ryan, Kathryn Travis, Seth A. Akabas, Louis P. Karol, Edward H. Cohen, Steven Gilbert and Doreen Biebusch, Defendants and Gilman & Ciocia, Inc., Nominal Defendant". The action was filed in the Court of Chancery of the State of Delaware in and for New Castle County under Civil Action No. 188-N. The nature of the action is that the Company, its Board of Directors and its management, breached their fiduciary duty of loyalty in connection with the sale of Pinnacle Purchased Offices. The action alleges that the sale to Pinnacle was for inadequate consideration and without a fairness opinion by independent financial advisors, without independent legal advice and without a thorough evaluation and vote by an independent committee of the Board of Directors. The action prays for the following relief: a declaration that the Company, its Boards of Directors and its management breached their fiduciary duty and other duties to the plaintiff and to the other members of the purported class; a rescission of the Asset Purchase Agreement; unspecified monetary damages; and an award to the plaintiff of costs and disbursements, including reasonable legal, expert and accountants fees. On March 15, 2004, counsel for the Company and for all defendants filed a motion to dismiss the lawsuit. On June 19, 2004, the plaintiff filed an Amended Complaint. On July 12, 2004, counsel for the Company and for all defendants filed a motion to dismiss the Amended Complaint. On March 8, 2005, oral argument was heard on the motion to dismiss, and on July 27, 2005 the case Master delivered his draft report denying the motion. The parties filed exceptions to the report and on August 3, 2006, the Master delivered his final report denying the motion to dismiss. The parties are proceeding with discovery and the case is scheduled for trial on March 26, 2007. While the Company will vigorously defend itself in this matter, there can be no assurance that this lawsuit will not have a material adverse impact on its financial position.

On September 6, 2005, the Company received an informal inquiry from the SEC regarding variable annuity sales by the Company's registered representatives during the period January 1, 2002 through August 1, 2005. On June 22, 2006, the SEC entered a formal order of investigation. The Company cannot predict whether or not the investigation will result in an enforcement action. Further, if there were an enforcement action, the Company cannot predict whether or not its operating results would be affected.

The Company and PCS are defendants and respondents in lawsuits and NASD arbitrations in the ordinary course of business. On June 30, 2005, there were 34 pending lawsuits and arbitrations, of which 23 were against PCS or its registered representatives. In accordance with SFAS No. 5 "Accounting for Contingencies," the Company has established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, the Company's management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of the losses. In making these decisions, the Company bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect its estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, the Company cannot predict with certainty the eventual loss or range of loss related to such matters. If its judgments prove to be incorrect, its liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. Management accrued $0.6 million as a reserve for potential settlements, judgments and awards. Subsequent to June 30, 2006, four additional lawsuits were filed relating to business prior to June 30, 2006. The Company recorded an additional accrual of $0.1 to reserve for potential settlements, judgments and awards related to these cases. PCS has errors & omissions coverage that will cover a portion of such matters. In addition, under the PCS registered representatives contract, each registered representative is responsible for covering costs in connection with these claims. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on its financial position.

14. EQUITY COMPENSATION PLANS

Stock Option Agreements and Stock Option Plans

The Company has adopted and the stockholders have approved various stock option plans covering 1,550,000 shares of stock. The Company has granted stock options to employees, directors and consultants pursuant to individual agreements or to its incentive and non-qualified stock option plans. In addition, from time to time, the Company has issued, and in the future may issue additional non-qualified options pursuant to individual option agreements, the terms of which vary from case to case. The Company maintains records of option grants by year, exercise price, vesting schedule and grantee. In certain cases the Company has estimated, based on all available information, the number of such options that were issued pursuant to each plan. The material terms of such option grants vary according to the discretion of the Board of Directors. The Company does not presently intend to issue any additional options under its current option plans, though the Company may adopt a new option plan, and issue additional shares thereunder.

During fiscal 2006, the charge to earnings was de minimis and there was no charge to earnings during the fiscal 2005 related to the issuance of stock options.

The table below summarizes plan and non-plan stock option activity for the fiscal years ended June 30, 2006, 2005 and 2004:

                                                                       Weighted
                                                                        Average
                                                   Number of           Exercise
                                                     Shares              Price
                                                  ------------------------------
Outstanding, June 30, 2003                         2,437,928          $     6.63
                                                  ------------------------------
   Granted (1)                                        20,000                1.00
   Exercised                                              --                  --
   Expired                                          (254,885)               9.19
   Canceled                                          (25,477)               5.93
                                                  ------------------------------
Outstanding, June 30, 2004                         2,177,566          $     6.28
                                                  ------------------------------
   Granted                                                --                  --
   Exercised                                              --                  --
   Expired                                          (464,385)               4.72
   Canceled                                           (3,231)               3.36
                                                  ------------------------------
Outstanding, June 30, 2005                         1,709,950          $     6.72
                                                  ------------------------------
   Granted                                                --                  --
   Exercised                                              --                  --
   Expired                                          (487,622)               5.92
   Canceled                                         (113,828)               6.22
                                                  ------------------------------
Outstanding, June 30, 2006                         1,108,500          $     7.12
                                                  ------------------------------

Exercisable June 30, 2004                          1,810,066          $     6.78
Exercisable June 30, 2005                          1,564,950          $     6.77
Exercisable June 30, 2006                          1,108,500          $     7.12

The weighted average fair value of options granted during the years ended June 30, 2006, 2005, and 2004 are zero, zero, and $0.37 per option, respectively.

(1) Two previously unrecorded fiscal 2003 options for 10,000 shares each are being included as new fiscal 2004 grants in lieu of restating prior years option activity results.

                           Stock Option Price Schedule
                               As of June 30, 2006

                                       Weighted
                                       Average        Weighted        Number         Weighted
                      Number of       Remaining        Average      Exercisable       Average
      Range of         Options       Contractual      Exercise        Options        Exercise
   Exercise Price    Outstanding         Life           Price       Outstanding        Price
   ------------------------------------------------------------------------------------------
   $0.01-$2.50          150,000            2           $  1.22         150,000        $  1.22
   $2.51-$5.00          265,000            1           $  4.64         265,000        $  4.64
   $5.01-$7.50          204,000            2           $  6.58         204,000        $  6.58
   $7.51-$10.00         275,000            1           $  8.14         275,000        $  8.14
   Above $10.00         214,500            2           $ 13.49         214,500        $ 13.49
                     ----------                                     ----------
                      1,108,500            2           $  7.12       1,108,500        $  7.12
                     ==========                                     ==========

The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

                                         2006             2005             2004
                                       -----------------------------------------
Expected Life (Years)                       2                2                2
Free Interest Rate                       4.84%            3.80%            2.26%
Volatility                             243.60%          154.63%          318.98%
Dividend Yield                           0.00%            0.00%            0.00%

Stock Subscription Receivable and Note Receivable for Shares Sold

None.

Employee Stock Purchase Plan

On February 1, 2000, the Board of Directors of the Company adopted the Company's "2000 Employee Stock Purchase Plan" (the "2000 ESPP Plan") and on May 5, 2000, the 2000 ESPP Plan became effective upon approval by the stockholders.

The 2000 ESPP Plan was terminated by the Board of Directors as of May 1, 2004. During the fiscal year ended June 30, 2006, the Company issued 62,679 shares of common stock and 209,689 of common stock held in treasury to participants for their contributions in fiscal 2002, 2003 and 2004.

15. EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) plan for the benefit of its eligible employees. The Company makes annual matching contributions to the plan at its discretion. The aggregate cost of contributions made by the Company to the 401(k) plan was zero during the fiscal years ended June 30, 2006, 2005 and 2004. The Company submitted its 5500 filing for fiscal year 2005 in September 2006 and audits for the fiscal periods ended 2002, 2003, 2004 and 2005 are completed. The Company was scheduled on August 2, 2006 for a hearing with the Department of Labor regarding fines for late 5500 filings for fiscal years 2004, 2003, and 2002. The hearing was postponed until September 29, 2006 to allow the Company to file its audited 5500 form for the fiscal year ended June 30, 2005. Subsequent to this filing, the Company believes it will reach a settlement with the Department of Labor and does not anticipate the outcome to have a material affect on the financial statements. As of January 1, 2004, the Board of Directors authorized the Company to adopt a new 401(k) plan. The new 401(k) plan is being administered by Sentinel Benefits Group, Inc and Reliance Trust Company is the new Trustee of the plan. The new 401(k) plan was implemented by the Company in September 2004.

16. NET EARNINGS /(LOSS) PER SHARE

Basic net earnings/loss per share is computed using the weighted average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in the diluted net earnings/loss per share. The computations of basic and diluted net earnings/loss per share are as follows:

                                                                   For Fiscal Years Ended June 30,
                                                          2006                  2005                  2004
                                                     ---------------------------------------------------------
Numerator for basic and diluted
   earnings per share                                $  (2,555,320)        $  (1,825,576)        $   5,051,535

Denominator for basic earnings per share -
   weighted average shares                               9,221,745             9,008,400             9,388,764
Effects of dilutive securities
   Stock options for employees, directors and
   outside consultants                                          --                    --                23,800
                                                     ---------------------------------------------------------
Denominator for diluted earnings per share -
   weighted average shares                               9,221,745             9,008,400             9,412,564

Net income/(loss) per share of common stock:
   Basic Net Income/(Loss):
    Loss from continuing operations                  $       (0.28)        $       (0.20)        $       (0.11)
    Income from discontinued operations              $          --         $          --         $        0.65
    Net Income/(Loss)                                $       (0.28)        $       (0.20)        $        0.54
   Diluted Net Income/(Loss):
    Loss from continuing operations                  $       (0.28)        $       (0.20)        $       (0.11)
    Income from discontinued operations              $          --         $          --         $        0.65
    Net Income/(Loss)                                $       (0.28)        $       (0.20)        $        0.54

17. RELATED PARTY TRANSACTIONS

James Ciocia, Michael Ryan and Kathryn Travis, all Company directors, personally guaranteed the repayment of the Company's distribution financing agreement from Travelers. Messrs. Ciocia and Ryan personally guaranteed the repayment of the Company's loan from Wachovia. Such stockholders received no consideration for such guarantees other than their salaries and other compensation.

Edward H. Cohen is Counsel and a retired partner of the international law firm Katten Muchin Rosenman LLP ("KMR") and is also a director of the Company. Since August 2002, KMR has represented the Company and Michael Ryan, the President and Chief Executive Officer and a director of the Company, personally. During fiscal 2004 and 2005 the Company paid fees to KMR and KMR has not represented the Company since fiscal 2005. Mr. Cohen receives compensation per his Director Compensation Agreement.

Michael Ryan and Carole Enisman, the Executive Vice President of Operations, are married.

Michael Ryan is one of the general partners in a limited partnership named Prime Income Partners, L.P., which owned the building in Poughkeepsie, New York occupied by the Company's executive headquarters. During the fiscal year ended June 30, 2006, the Company paid $0.4 million to Prime Income Partners, L.P. for rent and related charges. Management believes the amounts charged to the Company for rent to be commensurate with the rental rate that would be charged to an independent third party. On July 1, 2006, Prime Income Partners, L. P. sold the building to a third party. At closing, the Company entered into new market rate leases for the office space for its executive headquarters.

During fiscal 2006, Prime Partners, Inc. ("Prime Partners") loaned the Company an aggregate of $3.1 million at an interest rate of 10%. As of June 30, 2006, the Company owed Prime Partners $2.1 million. Michael Ryan is a director, an officer and a significant shareholder of Prime Partners. In July and August 2006, Prime Partners loaned the Company an additional $1.0 million and as of September 13, 2006 the Company owed Prime Partners $2.6 million.

At June 30, 2006 and 2005, the Company owed to related parties $2.9 million and $1.6 million, respectively.

On May 22, 2006, the Company assigned the promissory note related to the sale of two of its subsidiaries between Daniel R. Levy and the Company to Prime Partners to reduce the outstanding principal owed to Prime Partners. The balance of the note at June 30, 2006 was $0.7 million.

On April 29, 2005, the Rappaport Loan in the amount of $1.0 million, together with 785,298 shares of Company common stock held by Rappaport, were sold to a group of Company management and employees for $0.8 million. Since the resulting debt reduction of $0.3 million agreed to by the Purchasing Group resulted from a related party transaction, paid-in-capital was appropriately increased.

On December 23, 2003, the Company entered into a promissory note in the amount of $0.2 million with Ted H. Finkelstein, currently the Company's Associate General Counsel. The note pays interest at the rate of 10% per annum payable monthly. At June 30, 2006, the principal balance the Company owed Mr. Finkelstein was $25,833.

In August of 2002, the Company entered into a promissory note in the amount of $0.1 million with James Ciocia, a Director of the Company. The note pays interest at the rate of 10% per annum. The note shall be payable on demand and may be prepaid in whole or in part at any time and from time to time without premium or penalty. As of June 30, 2006 the principal balance was $67,667.

18. SEGMENTS OF BUSINESS

Management believes the Company operates as one segment.

19. TAXES ON INCOME

The provisions for income taxes and income tax benefits in the Consolidated Financial Statements for the fiscal years ended 2006, 2005 and 2004 consist of the following:

                                                For Fiscal Years Ended June 30,
                                              2006          2005           2004
                                            ------------------------------------
Current
Federal                                     $    --       $    --        $    --
State and local                                  --            --         16,617
                                            ------------------------------------
Total current tax/(benefit) provision       $    --       $    --        $16,617

Deferred
Federal                                     $    --       $    --        $    --
State and local                                  --            --             --
                                            ------------------------------------
Total deferred tax/(benefit) provision      $    --       $    --             --

                                            ------------------------------------
Total income tax/(benefit) provision        $    --       $    --        $16,617
                                            ====================================

A valuation allowance has been established against the deferred tax assets as of June 30, 2006 and June 30, 2005.

The Company's net operating loss carry forwards of $19.5 million at June 30, 2006 expire generally from 2017 to 2026.

The ability to utilize net operating loss carryovers may be restricted based on Internal Revenue Code Section 382 "changes in ownership."

A reconciliation of the federal statutory rate to the provision for income taxes is as follows:

                                                                   For Fiscal Years Ended June 30,
                                                   2006                       2005                        2004
                                              --------------------------------------------------------------------------------
Pre-tax income from
   Continuing operations                      $(2,555,320)                $(1,825,576)                $(1,020,073)
Federal income taxes/(benefit)
   computed at statutory rates                   (894,362)      35.00%       (638,952)     35.00%        (357,026)      35.00%
State and local taxes/(benefit)
   net of federal tax benefit                     (89,436)       3.50%        (63,895)      3.50%        (163,000)      15.98%
Other                                              24,000       -0.94%         25,000      -1.37%          31,000       -3.04%
Valuation reserve                                 959,798      -37.56%        677,847     -37.13%         505,643      -49.57%
                                              -----------                 -----------                 -----------
Total income tax/(benefit) provision          $        --        0.00%    $        --       0.00%     $   (16,617)      -1.63%
                                              ===========                 ===========                 ===========

Net deferred assets were comprised of the following:

                                                          As of June 30,
                                                    2006                2005
                                                -------------------------------
Net operating loss carry forward                $ 6,800,000         $ 5,900,000
Intangibles                                       1,600,000           1,900,000
Other, net                                        1,400,000             800,000
                                                -------------------------------
   Total                                          9,800,000           8,600,000
Less Valuation reserve                           (9,800,000)         (8,600,000)
                                                -------------------------------
   Net                                          $        --         $        --
                                                ===============================

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                   Income (Loss)                        Net (Loss)
                                    Before Taxes                        Income From
      Fiscal Year                 From Continuing   Tax Provision       Continuing        Per Share Weighted Average
         2006        Revenue        Operations        (Benefit)         Operations          Basic           Diluted
      ----------------------------------------------------------------------------------------------------------------
          Q1      $12,490,430      $(1,155,340)      $        --       $(1,155,340)     ($      0.13)    ($      0.13)
          Q2      $11,547,433      $  (566,783)      $        --       $  (566,783)     ($      0.06)    ($      0.06)
          Q3      $15,717,611      $   144,353       $   (33,177)      $   177,530       $      0.02      $      0.02
          Q4      $13,865,964      $  (977,550)      $    33,177       $(1,010,727)      $      0.11      $      0.11

                                   Income (Loss)                        Net (Loss)
                                    Before Taxes                        Income From
      Fiscal Year                 From Continuing   Tax Provision       Continuing        Per Share Weighted Average
         2005        Revenue        Operations        (Benefit)         Operations          Basic           Diluted
     ------------------------------------------------------------------------------------------------------------
          Q1      $12,729,999      $(1,223,708)      $        --       $(1,223,708)     ($      0.14)    ($      0.14)
          Q2      $13,392,923      $   (32,386)      $        --       $   (32,386)      $      0.00      $      0.00
          Q3      $16,296,697      $   718,166       $        --       $   718,166       $      0.08      $      0.08
          Q4      $13,824,058      $(1,287,648)      $        --       $(1,287,648)     ($      0.14)    ($      0.14)

                                   Income (Loss)                        Net (Loss)
                                    Before Taxes                        Income From
      Fiscal Year                 From Continuing   Tax Provision       Continuing        Per Share Weighted Average
         2004        Revenue        Operations        (Benefit)         Operations          Basic           Diluted
     ------------------------------------------------------------------------------------------------------------
          Q1      $13,754,119      $  (327,476)      $     1,200       $  (328,676)     ($      0.04)    ($      0.04)
          Q2      $13,385,903      $(1,466,533)      $   121,328       $(1,587,861)     ($      0.17)    ($      0.17)
          Q3      $18,368,645      $ 1,666,935       $    18,428       $ 1,648,507       $      0.18      $      0.16
          Q4      $14,876,510      $  (892,999)      $  (124,339)      $  (768,660)     ($      0.08)    ($      0.08)

21. RESTATEMENTS

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

      o     The Company's stock based compensation table contained an error in
            Note 12 of the Company's Notes to Consolidated Financial Statements. The exercisable number of options outstanding at June 30, 2005 should have been 1,564,950, an increase of 210,000, which were options that had vested in February 2005. As a result of this restatement, the Weighted Average Exercise Prices in the Stock Option Price Schedule as of June 30, 2005 were also restated. The Range of Exercise Price $0.01-$2.50 was restated to $1.24 from zero and the total weighted average exercise price was restated to $6.77 from $7.48.

The Company has quantified the impact of these errors on the financial statements and there is no impact to the Company's net income/(loss) for the relevant periods.

B. Restatement

In January 2004, subsequent to the filing of the 10-K for the year ended June 30, 2003, management discovered and informed the auditors that revenues and related commission expenses for asset management services, billed and incurred in the quarter ended September 30, 2003 for services to be rendered in that quarter, had been recorded as of June 30, 2003. Further, it was ascertained that this error in revenue and expense recognition had been occurring since the 1999 acquisition of AFP and had gone undetected for four years. The receivables and commissions recorded originally prematurely recorded at each quarter end were received and paid by the Company during the subsequent quarter. As the error applied to both the beginning and ending balances of each quarter, the effect on any individual quarter was immaterial. As a result, the financial statements for the three years ended June 30, 2003 have been restated to correct the timing error and the related accrual for commission liabilities relating to asset management services. As a result of the restatement, revenues for the year ended June 30, 2003 increased by $60,009 and commission expense increased by $28,765. Losses for the year ended June 30, 2003 decreased by $31,334.

22. SUBSEQUENT EVENTS

In July and August 2006, Prime Partners loaned the Company an additional $1.0 million and as of September 13, 2006 the Company owed Prime Partners $2.6 million.

On August 29, 2006, the Company was served with Summons and Complaint by Robert Schlager et al, former employees of the Company, alleging breach of contract and misrepresentation. The action is venued in Supreme Court of New York, County of New York. The Company will file an Answer and intends to vigorously defend the claim as well as assert such counterclaims deemed appropriate. The Company does not believe that this matter will have a material adverse impact on its financial condition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

In performing its audit of our Consolidated Financial Statements for Fiscal 2006, our independent auditors, Sherb & Co., LLP " Sherb", notified our Board of Directors of a material weakness in internal controls under standards established by the American Institute of Certified Public Accountants. Reportable conditions and material weaknesses involve matters coming to the attention of our auditors relating to significant deficiencies in the design or operation of internal controls that, in their judgment, could adversely affect our ability to record, process, summarize, and report financial data consistent with the assertions of management in the consolidated financial statements.

Sherb designed its audit procedures to address the matter described below in order to obtain reasonable assurance that the financial statements are free of material misstatement and to issue an unqualified audit report.

A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of June 30, 2006, the Company did not maintain effective controls over the completeness and accuracy of its legal and litigation reserves. Specifically, the Company did not have effective controls over estimating and monitoring the legal and litigation reserves recorded as a liability. This control deficiency resulted in a material amount of audit adjustments being recorded as a result of the fiscal 2006 annual audit. Management believes that such control deficiency represents a material weakness in internal control over financial reporting that result in a reasonable likelihood that a material misstatement in our financial statements will not be prevented or detected by our employees in the normal course of performing their assigned functions.

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

The Company has carried out an evaluation under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Accounting Officer, of the disclosure controls and procedures of the Company as defined in Exchange Act Rule 13(a)-15(e). In designing and evaluating disclosure controls and procedures, the Company and its management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. Due to the material weakness in internal control over financial reporting previously noted and insufficient passage of time to test the enacted changes to determine if such changes are effective as at and prior to June 30, 2006, management concludes that the Company's disclosure controls and procedures are ineffective.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

CHANGE IN MANAGEMENT

Effective January 31, 2006, Christopher Kelly resigned as General Counsel of the Company. The Company hired a new General Counsel, Daniel Wieneke, whose commencement date was February 23, 2006.

TABLE OF OFFICERS AND DIRECTORS

The following table sets forth information regarding the executive officers and directors of the Company:

NAME                   AGE       POSITION
---------------        ---       -----------------------------------------------
James Ciocia           50        Chairman of the Board and Director
Michael Ryan           48        Chief Executive Officer, President and Director
Edward H. Cohen        67        Director
Steven Gilbert         50        Director
Kathryn Travis         58        Secretary and Director
Carole Enisman         47        Executive Vice President of Operations
Daniel Wieneke         61        General Counsel
Dennis Conroy          35        Chief Accounting Officer

All of the directors hold office until the next meeting of shareholders.

EXECUTIVE OFFICERS AND DIRECTORS

JAMES CIOCIA, CHAIRMAN. Mr. Ciocia is a principal founder of the Company having opened the Company's first tax preparation office in 1981. In addition to serving the Company as its Chief Executive Officer until November 6, 2000, Mr. Ciocia is a registered representative of PCS. Mr. Ciocia holds a B.S. in Accounting from St. John's University.

MICHAEL RYAN, CHIEF EXECUTIVE OFFICER, PRESIDENT AND DIRECTOR. Mr. Ryan was appointed the Company's President and Chief Executive Officer in August 2002. Mr. Ryan co-founded PCS and has served as its President since it's founding in 1987. Mr. Ryan is a founding member and past President of the Mid-Hudson Chapter of the International Association for Financial Planning. Mr. Ryan is a Registered Principal with the NASD and serves on the Independent Firms Committee of the Securities Industry Association. Mr. Ryan holds a B.S. in Finance from Syracuse University. Mr. Ryan was first elected as a director in 1999. Mr. Ryan is married to Ms. Enisman.

EDWARD H. COHEN, DIRECTOR. Mr. Cohen has been Counsel to the international law firm of Katten Muchin Rosenman LLP since February 2002, and was prior thereto a partner in the firm (with which he was affiliated since 1963). During fiscal 2004 and 2005, the Company paid fees to KMR and KMR has not represented the Company since fiscal 2005. Mr. Cohen is a director of Phillips-Van Heusen Corporation, a manufacturer and marketer of apparel and footwear, Franklin Electronic Publishers, Incorporated, an electronic publishing company, Levcor International, Inc., a marketer of craft items to mass merchants, and Merrimac Industries, Inc., a manufacturer of passive RF and microwave components for industry, government and science.

STEVEN GILBERT, DIRECTOR. Mr. Gilbert is the head of the Company's Clearwater, Florida office and has been with the Company since 1999. His responsibilities include the training of sales representatives and general management of the Company's Clearwater office. Mr. Gilbert has also historically been one of PCS's most productive registered representatives. On August 1, 2005, Mr. Gilbert filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code.

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

DANIEL WIENEKE, SENIOR VICE PRESIDENT AND GENERAL COUNSEL. Mr. Wieneke was appointed Senior Vice President and General Counsel of the Company on February 23, 2006. Prior thereto, during the period 1985 to the present, Mr. Wieneke has served as Senior Vice President and General Counsel for MetLife Capital Credit Corp., CIS Corp., Phoenixcorp, Inc. and Weeks, Inc. Mr. Wieneke has a BA cum laude from St. Mary's University and a Juris Doctor cum laude from William Mitchell College of Law.

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

AUDIT COMMITTEE

The Company does not have a standing Audit Committee. Rather, the entire Board undertakes the duties of an Audit Committee. The Company's Board of Directors does not include an "audit committee financial expert" as that term is defined in SEC regulations. The Company is actively seeking to fulfill its audit committee responsibilities. The Company's securities are not listed on any national securities exchange and the Company is not required to have an audit committee. The Company is presently engaged in a search for additional independent directors and the Company intends that one or more of the candidates for such independent directors will qualify as an audit committee financial expert.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to its Chief Executive Officer and its principal financial and accounting officer. A copy of the Code of Ethics is filed as Exhibit 14 to the Company's 10-K for the year ended June 30, 2003.

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

To the Company's knowledge, all officers, directors and/or greater than 10% shareholders of the Company complied with all Section 16(a) filing requirements during the fiscal year ended June 30, 2006 and prior to the filing of this 10-K.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table sets forth the compensation of the Chief Executive Officer, and the three other most highly compensated executive officers (collectively, the "Named Executive Officers"), and information with respect to annual and long-term compensation earned during the last three fiscal years:

SUMMARY COMPENSATION TABLE

                                                                                                           Other            All
                                                                  Fiscal                                   Annual          Other
Name and Principal Position                                        Year        Salary        Bonus    Compensation (3)  Compensation
---------------------------                                       ------------------------------------------------------------------
Michael Ryan, President, Chief Executive Officer and Director      2006      $ 299,078     $     --      $  82,305      $ 26,807(1)
                                                                   2005      $ 279,789     $     --      $  68,166      $ 31,117(1)
                                                                   2004      $ 291,077     $     --      $  19,759      $ 29,869(1)

Carole Enisman, Executive Vice President of Operations (4)         2006      $ 211,846     $     --      $   8,207      $ 13,631(2)
                                                                   2005      $ 201,882     $     --      $   4,313      $ 13,731(2)
                                                                   2004      $ 208,892     $     --      $  19,816      $ 15,283(2)

Kathryn Travis, Secretary and Director                             2006      $ 204,000     $     --      $      --      $  8,400(2)
                                                                   2005      $ 204,000     $     --      $      --      $  8,400(2)
                                                                   2004      $ 204,000     $     --      $      --      $  8,658(2)

Dennis Conroy, Chief Accounting Officer (5)                        2006      $ 122,308     $     --      $      --      $     --
                                                                   2005      $ 126,154     $  1,923      $      --      $     --
                                                                   2004      $ 113,846     $     --      $      --      $     --

(1)   Auto expense and club membership
(2)   Auto expense
(3)   Compensation earned in prior years
(4) Ms. Enisman was appointed Executive Vice President of Operations on November 15, 2004
(5)   Mr. Conroy was appointed Chief Accounting Officer on January 6, 2004.

INSURANCE

On June 30, 2006, the Company maintained $2.0 million in Key Man life insurance policies on Michael Ryan. These policies are pledged to Wachovia as collateral security for the Company's financing with Wachovia.

DIRECTORS

Independent directors are paid $12,500 per year plus $500 per meeting attended (in person or telephonically). In addition, the independent director is entitled to receive annually either a five-year option with respect to 3,000 shares or 4,000 shares of restricted stock.

OPTION GRANTS

The Company did not grant any options to purchase shares of common stock to the Named Executive Officers during fiscal 2006.

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND 2004 YEAR-END OPTION VALUES

The following table sets forth for each of the Named Executive Officers (i) the number of options exercised during fiscal 2006, (ii) the total number of unexercised options for common stock (exercisable and un-exercisable) held at June 30, 2006, and (iii) the value of those options that were in-the-money on June 30, 2006, based on the difference between the closing price of the Company's common stock on June 30, 2006 and the exercise price of the options on that date.

                                                                             Number of Securities
                                                                                 Underlying                 Value of Unexercised
                                                                          Unexercised Stock Options      In-The-Money Stock Option
                                                                              At Fiscal Year End             At Fiscal Year End
                                         Shares Acquired      Value      ----------------------------   ----------------------------
                                           on Exercise      Realized     Exercisable   Un-Exercisable   Exercisable   Un-Exercisable
                                         ---------------    --------     -----------   --------------   -----------   --------------
Michael Ryan, President and
Chief Executive Officer and Director            --           $    --       250,000            --          $    --        $    --

Carole Enisman, Executive
Vice President of Operations                    --           $    --            --            --          $    --        $    --

Kathryn Travis, Secretary and Director          --           $    --            --            --          $    --        $    --

Daniel Wieneke, Senior Vice President
and General Counsel                             --           $    --            --            --          $    --        $    --

Ted H. Finkelstein,
Associate General Counsel                       --           $    --        10,000            --          $    --        $    --

Dennis Conroy, Chief Accounting
Officer                                         --           $    --            --            --          $    --        $    --

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Board of Directors does not have a Compensation Committee. The entire Board undertakes the duties of a Compensation Committee. Mr. Ryan, the President and Chief Executive Officer of the Company, and a director, participated in deliberations of the Board concerning executive officer compensation.

PERFORMANCE PRESENTATION

The following graph shows the annual cumulative total stockholder return for the five years ending June 30, 2006, on an assumed investment of $100 on June 30, 2001 in the Company and two members of the Company's peers.

                              [PERFORMANCE CHART]

  [This following table was depicted as a line chart in the printed material.]

                    06/30/02     06/30/03     06/30/04     06/30/05     06/30/06
                    --------     --------     --------     --------     --------
GTAX                 $100.00      $  5.14      $ 17.12      $ 14.73      $  6.85
HRB                  $100.00      $138.33      $155.04      $193.11      $161.30
JTX                  $100.00           --      $136.85      $134.31      $131.35

Compensation Committee Report On Executive Compensation

The Board of Directors (BOD), in the absence of a Compensation Committee, is responsible, among other things, for reviewing and approving the compensation for the Chief Executive Officer ("CEO") and his direct reports (collectively "executives"). The BOD also reviews and approves various other compensation policies and programs of the Company, including long-term incentive programs and benefits.

The Company operates in a highly competitive and rapidly changing environment and its success is greatly dependent on its ability to recruit and retain key executive talent. The primary objective of the Company's executive compensation program is to enhance shareholder value through the attraction, motivation and retention of the executives who will contribute to the Company's success.

The Company's current compensation philosophy was developed subsequent to the change in senior management in September 2002 and encompasses the following fundamental principles:

      o     Executive compensation will be market competitive.
      o Compensation programs will be clear and performance-based compensation will be based on the outcome that the executive can affect.
      o Annual base salary will be benchmarked with a peer group of financial industry companies and competitive with executives in similar roles. Based on the Company's recent performance, no executive has been given a raise since fiscal 2002.

The Company's compensation program currently has one element, base salary. The Company expects to expand its compensation program to incorporate performance-based compensation including cash bonuses, stock options, and long-term incentives, once it has returned to profitability.

Chief Executive Officer Compensation

The Chief Executive Officer's base salary was determined by the BOD. In fiscal 2006, Mr. Ryan received $288,000 for his annual base salary and received payment on bonuses earned in past periods of $82,305. Additionally, Mr. Ryan received $11,078 as payment towards compensation earned and accrued in previous years. In fiscal 2005, Mr. Ryan received $279,789 of his $288,000 annual base salary and received payment on bonuses earned in past periods of $68,166. The remaining balance of $8,211 due Mr. Ryan for his 2005 annual base salary was paid in 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS 5% HOLDERS

The following table sets forth as of June 30, 2006 the holdings of the only persons known to the Company to beneficially own more than 5% of the Company's outstanding common stock, the only class of voting securities issued by the Company. Except as indicated in the footnotes to this table and the table following and pursuant to applicable community property laws, the persons named in the table and the table following have sole voting and investment power with respect to all shares of common stock. For each individual or group included in the table and the table following, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the 9,510,591 shares of common stock outstanding as of June 30, 2006 and the number of shares of common stock that such person or group had the right to acquire within 60 days of June 30, 2006, including, but not limited to, upon the exercise of options.

NAME AND ADDRESS OF                        AMOUNT AND NATURE OF    PERCENTAGE OF
BENEFICIAL OWNER                           BENEFICIAL OWNERSHIP        CLASS
-----------------------------------        --------------------    -------------

Michael Ryan                                  2,677,943 (1)            28.1%
11 Raymond Avenue
Poughkeepsie, NY 12603

Ralph Porpora                                 1,622,116 (2)            17.0%
11 Raymond Avenue
Poughkeepsie, NY 12603

Prime Partners, Inc.                          1,622,116 (3)            17.0%
11 Raymond Avenue
Poughkeepsie, NY 12603

Carole Enisman                                1,008,839 (4)            10.6%
11 Raymond Avenue
Poughkeepsie, NY  12603

James Ciocia                                    587,316 (5)             6.0%
16626 N. Dale Mabry Highway
Tampa, FL 33618

Rappaport Gamma Limited Partnership             560,000                 5.9%
13907 Carrolwood Village Run
Tampa, FL 33624

Steven Gilbert                                  484,927 (6)             5.1%
2420 Enterprise Road
Clearwater, FL 33763

(1) 6,000 shares are beneficially owned by Mr. Ryan personally, 13,541 shares are beneficially owned by Mr. Ryan's wife, Carole Enisman (the Executive Vice President of Operations of the Company) of which Mr. Ryan disclaims beneficial ownership; 1,622,116 shares are beneficially owned by Prime Partners (includes 25,200 shares accrued for monthly interest on the Purchasing Group Note) of which Mr. Ryan is a shareholder, officer and director of Prime Partners; includes 250,000 shares issuable to Mr. Ryan upon exercise of stock options at a price of $8.00 per share; includes 995,298 shares to which Mr. Ryan has voting power under the Purchasing Group Note, of which Prime Partners is the beneficial owner of 209,012 shares. .

(2) Includes 1,622,116 shares beneficially owned by Prime Partners of which 25,200 are accrued shares for the monthly interest on the Purchasing Group Note. Mr. Porpora is a shareholder, officer and director of Prime Partners.

(3) Includes 25,200 shares accrued for monthly interest on the Purchasing Group Note.

(4) Includes 995,298 shares to which Ms. Enisman has voting power under the Purchasing Group Note.

(5) 555,716 of such shares are held jointly with Tracy Ciocia, Mr. Ciocia's wife; 9,100 shares are held as custodian for Mr. Ciocia's sons; includes 12,000 shares accrued for monthly interest on the Purchasing Group Note.

(6) Includes 30,000 shares held as custodian for Mr. Gilbert's sons; includes 100,000 shares, 75,000 shares, 70,000 shares, 70,000 shares, and 70,000 shares issuable upon exercise of options at $4.75, $13.75, $4.00, $0.33, and $2.15, respectively, per share.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth as of June 30, 2006 the beneficial ownership of the Company's common stock by (i) each Company director, (ii), each Named Executive Officer and (iii) the directors and Named Executive Officers as a group.

NAME AND ADDRESS OF                        AMOUNT AND NATURE OF    PERCENTAGE OF
BENEFICIAL OWNER                           BENEFICIAL OWNERSHIP        CLASS
-----------------------------------        --------------------    -------------

James Ciocia                                     584,316 (1)            6.0%
16626 N. Dale Mabry Highway
Tampa, FL 33618

Michael Ryan                                   2,671,643 (2)           28.1%
11 Raymond Avenue
Poughkeepsie, NY 12603

Edward H. Cohen                                    1,000                  *
45 Club Pointe Drive
White Plains, New York, NY 10605

Steven Gilbert                                   484,927 (3)            5.1%
2420 Enterprise Road, Suite 100
Clearwater, FL 33763

Kathryn Travis                                   222,746 (4)            2.3%
375 North Broadway
Suite 203
Jericho, NY 11753

Carole Enisman                                 1,008,839 (5)           10.6%
11 Raymond Avenue
Poughkeepsie, NY 12603

Daniel Wieneke                                        --                 --
11 Raymond Avenue
Poughkeepsie, NY 12603

Ted Finkelstein                                  321,498 (6)            3.4%
11 Raymond Avenue
Poughkeepsie, NY 12603

Dennis Conroy                                     51,864 (7)              *
11 Raymond Avenue
Poughkeepsie, NY 12603

Directors and Named Executive                  4,206,608               43.1%
Officers as a Group (nine persons)

*     Less than 1.0%

(1) 555,716 of such shares are held jointly with Tracy Ciocia, Mr. Ciocia's wife; 9,100 shares are held as custodian for Mr. Ciocia's sons; includes 9,000 shares accrued for monthly interest on the Purchasing Group Note.

(2) 6,000 shares are beneficially owned by Mr. Ryan personally, 13,541 shares are beneficially owned by Mr. Ryan's wife, Carole Enisman (the Executive Vice President of Operations of the Company) of which Mr. Ryan disclaims beneficial ownership; 1,615,816 shares are beneficially owned by Prime Partners (includes 18,900 shares accrued for monthly interest on the Purchasing Group Note) of which Mr. Ryan is a shareholder, officer and director of Prime Partners; includes 250,000 shares issuable to Mr. Ryan upon exercise of stock options at a price of $8.00 per share; includes 995,298 shares to which Mr. Ryan has voting power under the Purchasing Group Note, of which Prime Partners is the beneficial owner of 209,012 shares.

(3) Includes 30,000 shares held as custodian for Mr. Gilbert's sons; includes 100,000 shares, 75,000 shares, 70,000 shares, 70,000 shares, and 70,000 shares issuable upon exercise of options at $4.75, $13.75, $4.00, $0.33, and $2.15, respectively, per share.

(4) Includes 4,500 shares accrued for monthly interest on the Purchasing Group Note.

(5) Includes 995,298 shares to which Ms. Enisman has voting power under the Purchasing Group Note.

(6) Includes 10,000 shares issuable upon the exercise of options at a price of $6.00; includes 12,000 shares accrued for monthly interest on the Purchasing Group Note.

(7) Includes 4,500 shares accrued for monthly interest on the Purchasing Group Note.

See Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" and Note 14 to Notes to Consolidated Financial Statements for a discussion of Company stock option plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

James Ciocia, the Company's Chairman of the Board and a financial planner for the Company, receives commissions based on a variable percentage of his own business production and under which he received an aggregate of $0.5 million in fiscal 2006.

Michael Ryan, the Company's Chief Executive Officer and President, is one of the general partners in a limited partnership called Prime Income Partners, L.P. which owns the building in Poughkeepsie, New York occupied by the home office of the Company. During fiscal 2006, the Company paid $0.4 million to Prime Income Partners, L.P. for rent and related charges. Management believes the amounts charged to the Company for rent to be commensurate with the rental rate that would be charged to an independent third party. On July 1, 2006, Prime Income Partners, L. P. sold the building to a third party. At closing, the Company entered into new market rate leases for the office space for its executive headquarters.

Mr. Ryan is a director, an officer and significant shareholder of Prime Partners. In fiscal 2006, Prime Partners extended short-term loans to the Company in the aggregate amount of $3.1 million for working capital purposes. The loans pay 10% interest per annum. As of June 30, 2006, the Company owed Prime Partners $2.1 million.

Edward H. Cohen is Counsel to and a retired partner of the law firm Katten Muchin Rosenman LLP and also a director of the Company. During fiscal 2006, the Company did not pay fees to KMR.

Steven Gilbert, a director of the Company, received in his capacity as national sales manager a base salary of $156,456 and in addition earned commissions based on a percentage of his own business production. Mr. Gilbert's base salary component was terminated during fiscal 2005 and his current compensation is based on a variable percentage of his own business production and a contract fee dependent on maintaining at least 75% of his average quarterly production for the prior calendar year. Mr. Gilbert received an aggregate of $0.5 million in fiscal 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by Sherb & Co., LLP, for fiscal 2006 and Radin, Glass & Co., LLP for fiscal 2005 professional services rendered to the Company for the audit of the Company's annual financial statements for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for those fiscal years, and for other services rendered on behalf of the Company during those fiscal years. All of such fees were pre-approved by the Company Board of Directors. The Company's policy is to pre-approve all audit and non-audit services subject to a de minimis exception for non-audit services of five percent of the total pre-approved amounts to be paid to outside auditors.

                                         Fiscal 2006                 Fiscal 2005
                                         -----------                 -----------

Audit Fees                                 $207,500                    $230,000

Tax Fees                                   $ 40,000                    $ 40,000

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)     The following documents are filed as part of this report:

1       Financial Statements: See Index to Consolidated Financial Statements at
        Item 8 of this report.

2 Financial Statement Schedule: See Notes to Consolidated Financial Statements at Item 8 of this report.

(b)     The following exhibits are incorporated by reference or attached herein:

10.1 Stock and Asset Purchase Agreement dated April 5, 1999 among Registrant, Prime Financial Services, Inc., Prime Capital Services, Inc., Asset & Financial Planning, Ltd. Michael P. Ryan and Ralph Porpora on the Registrant's report on Form 8-K dated April 5, 1999, incorporated by reference herein.

10.2 Registration Rights Agreement dated April 5, 1999 among Registrant, Prime Financial Services, Inc., Michael P. Ryan and Ralph Porpora on the Registrant's report on Form 8-K dated April 5, 1999, incorporated by reference herein.

10.3 Asset Purchase Agreement dated November 26, 2002 between Registrant and Pinnacle Taxx Advisors LLC on the Registrant's report on Form 8-K dated December 23, 2002, incorporated by reference herein.

10.4 Stock Purchase Agreement dated as of January 1, 2004 between Registrant and Daniel Levy and Joseph Clinard on the Registrant's Annual Report on Form 10-K dated June 30, 2004, incorporated by reference herein.

10.5 Agreement with Steven J. Gilbert on the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, incorporated by reference herein.

10.6 Letter of Acceptance, Waiver and Consent dated August 12, 2005 incorporated by reference on the Registrant's report on Form 8-K dated August 12, 2005.

10.7    Leases for the Company's Headquarters.

10.8 Amendment 4 to Forbearance Agreement dated April 20, 2006 on the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, incorporated by reference herein.

10.9 Amendment 3 to Forbearance Agreement dated April 28, 2005 on the Registrant's Form 8-K dated April 28, 2005, incorporated by reference herein.

10.10 Amendment 2 to Forbearance Agreement dated March 26, 2004 on the Registrant's Form 8-K dated March 26, 2004, incorporated by reference herein.

10.11   Amendment to Forbearance Agreement dated June 18, 2003.

10.12 Forbearance Agreement dated November 27, 2002 on the Registrant's Form 8-K dated November 26, 2002, incorporated by reference herein.

10.13 First Union Loan (Wachovia) Agreement dated December 26, 2001 on the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, incorporated by reference herein.

14.0 Code of Ethics for Senior Financial Officers and the Principal Executive Officer of Gilman & Ciocia, Inc. on the Registrant's Annual Report on Form 10-K dated June 30, 2003, incorporated by reference herein.

16.0 Changes in Registrant's Certifying Accountant dated October 15, 1005 on the Registrant's report on Form 8-K dated October 25, 2005, incorporated by reference herein.

21.0    List of Subsidiaries

23.1    Consent of Sherb & Co., LLP.

31.1    Rule 13a-14(a) Certification of Chief Executive Officer.

31.2    Rule 13a-14(a) Certification of Chief Accounting Officer.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.

32.2 Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.

99.0 Letter from Grant Thorton dated February 13, 2004 on the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, incorporated by reference herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 GILMAN + CIOCIA, INC.


Dated: September 28, 2006                        By /s/ Michael Ryan
                                                 Chief Executive Officer


Dated: September 28, 2006                        By /s/ Dennis Conroy
                                                 Principal Financial Officer and
                                                 Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 27th day of September, 2006.


                                                 /s/ James Ciocia, Chairman


                                                 /s/ Edward H. Cohen, Director


                                                 /s/ Steven Gilbert, Director


                                                 /s/ Michael Ryan, Director


                                                 /s/ Kathryn Travis, Director