Form 10-Q
period 2006-09-30
GILMAN & CIOCIA INC
filed 2006-11-14
CIK 914142

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

                For the quarterly period ended September 30, 2006

                                       or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

As of November 10, 2006, 9,591,591 shares of the issuer's common stock, $0.01 par value, were outstanding.

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS                                                Page

        Consolidated Balance Sheets as of September 30, 2006
        and June 30, 2006......................................................3

        Consolidated Statements of Operations for the Three Months
        Ended September 30, 2006 and September 30, 2005 .......................4

        Consolidated Statements of Cash Flows for the Three
        Months Ended September 30, 2006 and September 30, 2005.................5

        Supplemental Disclosures to Consolidated Statements of Cash Flows......6

        Notes to Consolidated Financial Statements..........................7-15

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................16

Item 3. Quantitative and Qualitative Disclosures About Market Risk............24

Item 4. Controls and Procedures...............................................25

PART II - OTHER INFORMATION

Item 1A. Risk Factors.........................................................26

Item 3.  Defaults Upon Senior Securities......................................34

Item 6.  Exhibits.............................................................34

SIGNATURES....................................................................35

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                                                                   Unaudited             Audited
                                                                                                 September 30,           June 30,
                                                                                                     2006                 2006
                                                                                                 ----------------------------------
Assets

Cash & Cash Equivalents                                                                          $     354,342        $   1,123,988
Marketable Securities                                                                                  212,410              245,841
Trade Accounts Receivable (less allowance of $200,602 at September 30, 2006,
 and $200,991 at June 30, 2006)                                                                      3,093,896            3,590,194
Receivables from Employees (less allowance of $880,507 at September 30, 2006
 and June 30, 2006)                                                                                    577,681              549,058
Due From Office Sales - Current                                                                        190,628              188,590
Prepaid Expenses and Other Current Assets                                                              642,416              707,290
                                                                                                 ----------------------------------
    Total Current Assets                                                                             5,071,373            6,404,961

Property and Equipment (less accumulated depreciation of $5,790,907
 at September 30, 2006 and $5,660,050 at June 30, 2006)                                              1,173,813            1,272,728
Goodwill                                                                                             3,843,994            3,843,828
Intangible Assets (less accumulated amortization of $5,289,919 at
 September 30, 2006 and $5,184,185 at June 30, 2006)                                                 4,508,484            4,612,722
Due from Office Sales - Non Current (less allowance of $203,724 at September
 30, 2006, and $279,939 at June 30, 2006)                                                              115,994               94,419
Other Assets                                                                                           397,143              407,634
                                                                                                 ----------------------------------
    Total Assets                                                                                 $  15,110,801        $  16,636,292
                                                                                                 ==================================

Liabilities and Shareholders' (Deficit)

Accounts Payable and Accrued Expenses                                                            $  10,105,952        $  10,959,906
Current Portion of Notes Payable and Capital Leases                                                  6,380,470            6,715,076
Deferred Income                                                                                         45,093              387,433
Due to Related Parties                                                                               3,438,557            2,938,557
                                                                                                 ----------------------------------
    Total Current Liabilities                                                                       19,970,072           21,000,972

Long Term Portion of Notes Payable and Capital Leases                                                  311,377              372,337
Deferred Income - Non Current and Other                                                                     --              442,565
                                                                                                 ----------------------------------
    Total Liabilities                                                                               20,281,449           21,815,874

Shareholders' (Deficit)

Preferred Stock, $0.001 par value; 100,000 shares authorized; none issued                                   --                   --
Common Stock, $0.01 par value 20,000,000 shares authorized; 10,678,740 and 10,627,740 shares issued at September 30, 2006 and June 30, 2006,
 respectively                                                                                          106,786              106,276
Additional Paid in Capital                                                                          29,498,577           29,487,206
Common Stock held in Treasury at cost, 1,117,149 shares at
 September 30, 2006 and June 30, 2006                                                                 (480,113)            (480,113)
Accumulated Deficit                                                                                (34,295,898)         (34,292,951)
                                                                                                 ----------------------------------
    Total Shareholders' (Deficit)                                                                   (5,170,648)          (5,179,582)
                                                                                                 ----------------------------------
Total Liabilities & Shareholders' (Deficit)                                                      $  15,110,801        $  16,636,292
                                                                                                 ==================================

See Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                For the Three Months Ended
                                                                                                       September 30,
                                                                                            2006                          2005
                                                                                        -------------------------------------------
Revenues
  Financial Planning Services                                                           $  11,090,688                 $  12,027,603
  Tax Preparation Fees                                                                        408,519                       462,826
                                                                                        -------------------------------------------
      Total Revenues                                                                       11,499,207                    12,490,429
                                                                                        -------------------------------------------

Operating Expenses
  Commissions                                                                               7,011,388                     7,726,643
  Salaries                                                                                  2,035,871                     2,321,270
  General & Administrative                                                                  1,338,157                     1,903,952
  Advertising                                                                                 349,609                       302,944
  Brokerage Fees & Licenses                                                                   343,341                       446,945
  Rent                                                                                        529,395                       508,917
  Depreciation & Amortization                                                                 236,590                       263,931
                                                                                        -------------------------------------------
      Total Operating Expenses                                                             11,844,351                    13,474,602
                                                                                        -------------------------------------------

Loss Before Other Income and Expenses                                                        (345,144)                     (984,173)
                                                                                        -------------------------------------------

  Interest and Investment Income                                                               14,252                        20,388
  Interest Expense                                                                           (223,640)                     (206,693)
  Other Income/(Expense), Net                                                                 551,586                        15,138
                                                                                        -------------------------------------------
      Total Other Income/(Expense)                                                            342,198                      (171,167)
                                                                                        -------------------------------------------
Loss Before Income Taxes                                                                       (2,946)                   (1,155,340)
                                                                                        -------------------------------------------
  Income Taxes/(Benefit)                                                                           --                            --
                                                                                        -------------------------------------------
      Net Loss                                                                          $      (2,946)                $  (1,155,340)
                                                                                        ===========================================

Weighted Average Number of Common
  Shares Outstanding
  Basic Shares                                                                              9,545,439                     9,114,421
  Diluted Shares                                                                            9,545,439                     9,114,421
  Basic Net Loss Per Share:
  Loss Before Income Taxes                                                              $       (0.00)                $       (0.13)
  Net Loss                                                                              $       (0.00)                $       (0.13)
  Diluted Net Loss Per Share:
  Loss Before Income Taxes                                                              $       (0.00)                $       (0.13)
  Net Loss                                                                              $       (0.00)                $       (0.13)

See Notes to the Consolidated Financial Statements

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    For the Three Months Ended
                                                                                                          September 30,
                                                                                                                          2005
                                                                                                    2006                Restated
                                                                                               ------------------------------------
Cash Flows from Operating Activities:
Net Loss:                                                                                      $      (2,946)         $  (1,155,340)

Adjustments to reconcile net loss to net cash provided by/(used in)
   operating activities:
Depreciation and amortization                                                                        236,590                263,931
Issuance of common stock for debt default penalties and interest                                      11,880                  8,169
Amortization of debt discount                                                                             --                 25,815
(Gain)/loss on sale of discontinued operations                                                            --                (15,114)
Allowance for doubtful accounts                                                                      (77,253)               (91,058)

Changes in assets and  liabilities:
Accounts receivable                                                                                  496,687               (273,998)
Prepaid and other current assets                                                                     240,037                319,175
Change in marketable securities                                                                       33,431                150,435
Other assets                                                                                        (164,670)               (17,949)
Accounts payable and accrued expenses                                                               (853,956)               251,176
Deferred Income                                                                                     (784,905)                73,899
                                                                                               ------------------------------------
Net cash provided by/(used in) operating activities:                                           $    (865,105)         $    (460,859)

Cash Flows from Investing Activities:
Capital expenditures                                                                                 (31,943)               (53,844)
Cash paid for acquisitions, net of cash acquired and debt incurred                                        --                (14,914)
Receivables from employees                                                                           (28,624)               (20,933)
Due from office sales                                                                                 53,250                 73,414
Proceeds from the sale of discontinued operations                                                         --                161,179
Proceeds from the sale of office                                                                      (1,663)                    --
                                                                                               ------------------------------------
Net cash provided by/(used in) investing activities:                                           $      (8,980)         $     144,902

Cash Flows from Financing Activities:
Proceeds from bank and other loans                                                                   544,064                472,645
Payments of bank loans and capital lease obligations                                                (439,625)              (433,712)
                                                                                               ------------------------------------
Net cash provided by/(used in) financing activities:                                           $     104,439          $      38,933

Net change in cash and cash equivalents                                                        $    (769,646)         $    (277,024)
Cash and cash equivalents at beginning of period                                               $   1,123,988          $     667,054
Cash and cash equivalents at end of period                                                     $     354,342          $     390,030

See Notes to the Consolidated Financial Statements and Supplemental Disclosures to Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

        Supplemental Disclosures to Consolidated Statements of Cash Flows

                                                      For the Three Months Ended
                                                            September 30,
                                                                          2005
                                                        2006            Restated
                                                      --------------------------
Cash Flow Information
Cash payments during the year for:
   Interest                                           $  69,778        $  62,804

Supplemental Disclosure of Non-Cash Transactions
Common stock issued in connection with
   acquisitions/other                                 $   1,380        $   8,169
Issuance of common stock for debt default
   penalties and interest                             $  10,500        $      --
Equipment acquired under capital leases               $      --        $  26,038

OTHER

In August 2006, Prime Capital Services, Inc. ("PCS") renewed its clearing agreement with National Financial Services. This agreement supersedes the agreement entered into by the parties during fiscal 2006, the terms of which called for the Company to record deferred income of $0.6 million. Under the terms of the new agreement, the deferred income was recognized in other income in August 2006.

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

Description of the Company and Overview

Gilman + Ciocia, Inc. (together with its wholly owned subsidiaries, the "Company") is a corporation that was organized in 1981 under the laws of the State of New York and reincorporated under the laws of the State of Delaware in 1993. The Company provides federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets, and financial planning services, including securities brokerage, insurance and mortgage agency services. In fiscal 2006, approximately 90.0% of the Company's revenues were derived from commissions on financial planning services and approximately 10.0% were derived from fees for tax preparation services. As of September 30, 2006, the Company had 32 offices operating in five states (New York, New Jersey, Connecticut, Florida and Pennsylvania). The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K can be obtained, free of charge, on the Company's web site at www.gilcio.com.

During fiscal 2006 the Company was in default of certain covenants under its $7.0 million term loan revolving letter of credit financing with Wachovia Bank, National Association ("Wachovia") and of its $5.0 million distribution financing with Travelers Insurance Company ("Travelers").

As a result of a number of defaults under its agreements with Wachovia, on November 27, 2002, the Company entered into a debt forbearance agreement with Wachovia and subsequently amended the debt forbearance agreement as of June 18, 2003, March 4, 2004, March 1, 2005 and April 1, 2006. Travelers has claimed several defaults under its distribution financing agreement, but acknowledged that it was subject to the terms of a subordination agreement with Wachovia (the "Subordination Agreement"), which restricts the remedies it can pursue against the Company. The Company's debt to Rappaport Gamma Limited Partnership (the "Rappaport Loan") was due on October 30, 2002. The Rappaport Loan is subordinated to the Wachovia loan. The Rappaport Loan was sold to a group of Company management and employees (the "Purchasing Group") on April 29, 2005. The members of the Purchasing Group include Prime Partners, Inc. ("Prime Partners"), a corporation controlled by Michael Ryan, a director, an officer and a significant shareholder of the Company, James Ciocia, the Chairman of the Company, Christopher Kelly, former General Counsel of the Company, Kathryn Travis, the Secretary and a director of the Company, Dennis Conroy, the Chief Accounting Officer of the Company, Ted Finkelstein, the Associate General Counsel of the Company, and certain other Company employees. The Purchasing Group agreed to reduce the principal balance of the Rappaport Loan from $1.0 million to $0.8 million and extended the maturity date to April 29, 2009. Pursuant to the terms of the Rappaport Loan, members of the Purchasing Group, as holder of the Rappaport Loan, are entitled to receive, in the aggregate, as interest, 180,000 shares of the Company's common stock annually while the debt remains unpaid. As a result of these defaults, the Company's debt as to those lenders has been classified as current liabilities on its financial statements. Upon the purchase of the Rappaport Loan by the Purchasing Group, however, the Rappaport Loan was reclassified as a related party transaction. See Note 7 to Notes to Consolidated Financial Statements for a discussion of the Company's debt.

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The Consolidated Balance Sheet as of September 30, 2006, the Consolidated Statements of Operations for the three months ended September 30, 2006 and 2005 and the Consolidated Statements of Cash Flows for the three months ended September 30, 2006 and 2005 are unaudited. The Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three months ended September 30, 2006 are not necessarily indicative of the results to be expected for any other interim period or any future year. These Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Furthermore, the Company, including its wholly owned subsidiary Prime Capital Services, Inc. ("PCS"), has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with PCS. Under the PCS registered representatives contract, each registered representative has indemnified the Company for these claims. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies," the Company has established liabilities for potential losses from such arbitrations and other legal actions, investigations and proceedings. In establishing these liabilities, the Company's management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, management bases judgments on its knowledge of the situations, consultations with legal counsel and the Company's historical experience in resolving similar matters. In many such arbitrations and other legal actions, investigations and proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the Company's estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

predicting the ultimate outcome of such matters, the Company cannot predict with certainty the eventual loss or range of loss related to such matters. If management's judgments prove to be incorrect, the Company's liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. As of September 30, 2006, the Company has accrued approximately $0.7 million for these matters. A majority of these claims are covered by the Company's errors and omissions insurance policy. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification, there can be no assurance that these matters will not have a material adverse impact on its financial position.

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

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, and accounts payable, approximated fair value as of September 30, 2006, because of the relatively short-term maturity of these instruments and their market interest rates. Since the long-term debt is in default, it is not possible to estimate its value.

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

Other Significant Accounting Policies

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. These policies require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standard setters appear likely to cause a material change in the Company's accounting policies, outcomes cannot be predicted with confidence. Refer to Note 2 to Consolidated Financial Statements included in the Company's fiscal 2006 10-K, which discusses accounting policies that must be selected by management when there are acceptable alternatives.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board issued SFAS 157 "Fair Value Measurements"(SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will not have a material impact on the Company's financial statements once adopted.

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

4. COMMITMENTS AND CONTINGENCIES

Commitments

In August 2006, PCS renewed its clearing agreement with National Financial Services. This agreement supersedes the agreement entered into by the parties during fiscal 2006, the terms of which called for the Company to record deferred income of $0.6 million. Under the terms of the new agreement, the deferred income was recognized in other income in August 2006.

Litigation

On February 4, 2004, the Company was served with a Summons and a Shareholder's Class Action and Derivative Complaint with the following caption: "Gary Kosseff, Plaintiff, against James Ciocia, Thomas Povinelli, Michael Ryan, Kathryn Travis, Seth A. Akabas, Louis P. Karol, Edward H. Cohen, Steven Gilbert and Doreen Biebusch, Defendants and Gilman & Ciocia, Inc., Nominal Defendant". The action was filed in the Court of Chancery of the State of Delaware and in New Castle County under Civil Action No. 188-N. The nature of the action is that the Company, its Board of Directors and its management, breached their fiduciary duty of loyalty in connection with the sale of 47 Company offices to Pinnacle Taxx Advisors, LLC ("Pinnacle Purchased Offices"). Refer to Note 4 to Consolidated Financial Statements included in the Company's fiscal 2006 10-K, which discusses the sale of the Pinnacle Purchased Offices. The action alleges that the sale to Pinnacle was for inadequate consideration and without a fairness opinion by independent financial advisors, without independent legal advice and without a thorough evaluation and vote by an independent committee of the Board of Directors. The action prays for the following relief: a declaration that the Company, its Board of Directors and its management breached their fiduciary duty and other duties to the plaintiff and to the other members of the purported class; a rescission of the Asset Purchase Agreement; unspecified monetary damages; and an award to the plaintiff of costs and disbursements, including reasonable legal, expert and accountants fees. On March 15, 2004, counsel for the Company and for all defendants filed a motion to dismiss the lawsuit. On June 19, 2004, the plaintiff filed an Amended Complaint. On July 12, 2004, counsel for the Company and for all defendants filed a motion to dismiss the Amended Complaint. On March 8, 2005, oral argument was heard on the motion to dismiss, and on July 29, 2005 the case Master delivered his draft report denying the motion. The parties filed exceptions to the report and on August 3, 2006, the Master delivered his final report denying the motion to dismiss. The parties are proceeding with discovery and the case is scheduled for trial on March 26, 2007. While the Company will vigorously defend itself in this matter, there can be no assurance that this lawsuit will not have a material adverse impact on its financial position.

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

The Company and PCS are defendants and respondents in lawsuits and NASD arbitrations in the ordinary course of business. On September 30, 2006, there were 38 pending lawsuits and arbitrations, of which 20 were against PCS and/or its registered representatives. In accordance with SFAS No. 5 "Accounting for Contingencies," the Company has established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, the Company's management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of the losses. In making these decisions, management bases its judgments on its knowledge of the situation, consultations with legal

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

counsel and the Company's historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the Company's estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, the Company cannot predict with certainty the eventual loss or range of loss related to such matters. If management's judgments prove to be incorrect, the Company's liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. Management accrued $0.7 million as a reserve for potential settlements, judgments and awards. PCS has errors and omissions insurance coverage that it expects will cover a portion of such matters. In addition, under the PCS registered representatives contract, each registered representative is responsible for covering costs in connection with these claims. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification claims, in each case to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on its financial position.

5. LIQUIDITY AND CASH FLOW

During the three months ended September 30, 2006, the Company incurred a net loss of $2,946 and at September 30, 2006 had a working capital deficit position of $14.9 million. At September 30, 2006 the Company had $0.4 million of cash and cash equivalents and $3.1 million of trade account receivables, net, to fund short-term working capital requirements.

The Company believes that it has completed the necessary steps to meet its cash flow requirements throughout fiscal 2007 and 2008, though due to the seasonality of the Company's business the Company may at times employ short-term financing. For the three months ended September 30, 2006, Prime Partners, Inc. ("Prime Partners"), of which Michael P. Ryan, the Company's President, is a director, an Officer and a significant shareholder, provided short-term loans to the Company in the aggregate amount of $1.0 million for working capital purposes. These loans accrue 10% interest per annum and are payable on December 31, 2006 and January 31, 2006. As of September 30, 2006, the Company owed Prime Partners $2.6 million, of which $0.3 million was payable on October 31, 2006 and has been extended to April 15, 2007, $1.3 million is payable on November 30, 2006, $0.5 million is payable on December 31, 2006 and an additional $0.5 million is payable on January 31, 2007. There can be no assurance that Prime Partners will extend further loans to the Company. In the absence of loans from Prime Partners, the Company may not have access to sufficient funds to meet its working capital needs.

6. BUSINESS COMBINATIONS AND SOLD OFFICES

The Company has financed the sale of four offices with the receipt of notes to be paid over various terms up to 60 months. These notes have guarantees from the respective office purchaser and certain default provisions. All of these notes are non-interest bearing and have been recorded with an 8% discount.

On May 22, 2006, the Company assigned to Prime Partners a promissory note from Daniel R. Levy to the Company related to the sale of two of its subsidiaries to Mr. Levy as consideration for the reduction of $0.7 million against the $2.0 million of outstanding principal owed to Prime Partners. The balance of the note on May 22, 2006 was $0.7 million.

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

The scheduled payments for the balance of the term of these notes are as follows:

                          For the Years Ended June 30:

                                   2007           148,385
                                   2008           163,648
                                   2009            88,463
                                   2010            67,671
                                   2011            42,179
                                               ----------
                                  Total        $  510,346
                         Less Allowance           203,724
                                               ----------
                                  Total        $  306,622
                                               ==========

7. DEBT

The Company is in default on substantially all of its debt.

On December 26, 2001, the Company closed a $7.0 million financing (the "Loan") with Wachovia. The Loan consisted of a $5.0 million term loan ("Term Loan") and a $2.0 million revolving letter of credit ("Revolving Credit Loan"). On November 27, 2002, the Company and Wachovia entered into a forbearance agreement (the "Forbearance Agreement") whereby Wachovia agreed to forbear from acting on certain defaults of financial covenants by the Company under the Revolving Credit Loan and under the Term Loan. Under the Forbearance Agreement and several amendments thereto, Wachovia modified several large pre-maturity principal payments, increased the "Applicable Margin" to 4.0%, changed the Company's reporting requirements under the Loan and extended the due date of the Loan (the "Maturity Date") several times. As of April 1, 2006, the Company and Wachovia entered into Amendment No. 4 to the Forbearance Agreement dated as of November 27, 2002. Pursuant to Amendment No. 4 to the Forbearance Agreement: the Maturity Date was extended from March 10, 2008 to October 10, 2008; commencing on April 10, 2006, the monthly principal payment on the Revolving Credit Loan was reduced from $30,830 to $25,000; commencing on April 10, 2006, the monthly principal payment on the Term Loan was reduced from $35,375 to $25,000; Wachovia delivered to the Company an $862,000 promissory note made by Daniel R. Levy to the Company dated January 29, 2004, and it cancelled its collateral interest in the promissory note; and Wachovia waived an extra principal payment due on or before April 1, 2006 in the sum of $74,205.42. The Company subsequently transferred the promissory note made by Daniel R. Levy as consideration for the reduction of $0.7 million against the $2.0 million of outstanding principal owed to Prime Partners. The Company is in technical default of several other provisions of the Loan, the Forbearance Agreement and the amendments to Forbearance Agreement. However, the Company does not believe that Wachovia will issue a note of default for any of these technical defaults based on the Company's historical experience with Wachovia.

The Company's $5.0 million distribution financing agreement with Travelers closed on November 1, 2000. On September 24, 2002, the Company received a notice from Travelers alleging that the Company was in default under its distribution financing agreement with Travelers due to nonpayment of a $0.1 million penalty for failure to meet sales production requirements as specified in the distribution financing agreement. The Company responded with a letter denying that the Company was in default. Although the Traveler's notice stated that all unpaid interest and principal under the distribution financing agreement were immediately due and payable and that Travelers reserved its rights and remedies under the distribution financing agreement, it also stated that Travelers intended to comply with the terms of the Subordination Agreement between Travelers and Wachovia. The Subordination Agreement greatly restricts the

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

remedies that Travelers may pursue against the Company. No further notices have been received from Travelers. No payments have been made to Travelers since April 2003. Pursuant to the terms of the Subordination Agreement and the Forbearance Agreement, the Company is not permitted to make payments to Travelers.

The Rappaport Loan, together with 785,298 shares of Company common stock held by Rappaport, were sold to a group of Company management and employees on April 29, 2005 for the amount of $0.8 million. The $0.3 million debt reduction, agreed to by the Purchasing Group, was recorded to paid-in-capital, as the Purchasing Group is a related party. Pursuant to the terms of the Rappaport Loan, members of this Purchasing Group, as holder of the Rappaport Loan, are entitled to receive, in the aggregate, as interest, 180,000 shares of the Company's common stock annually while the debt remains unpaid.

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

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Changes in the Company's stock option activity during the three months ended September 30, 2006 were as follows:

           Outstanding, June 30, 2006                         1,108,500
                Granted                                              --
                Exercised                                            --
                Expired                                        (250,000)
                Canceled                                             --
                                                              ---------
           Outstanding, September 30, 2006                      858,500

           Exercisable September 30, 2006                       858,500

9. RELATED PARTY TRANSACTIONS

For the three months ended September 30, 2006, Prime Partners, of which Michael Ryan, the Company's President, is a director, an Officer and a significant shareholder, provided short-term loans to the Company in the aggregate amount of $1.0 million for working capital purposes. These loans pay 10% interest per annum. As of September 30, 2006, the Company owed Prime Partners $2.6 million.

On May 22, 2006, the Company assigned to Prime Partners a promissory note from Daniel R. Levy to the Company related to the sale of two of its subsidiaries to Mr. Levy as consideration for the reduction of $0.7 million against the $2.0 million of outstanding principal owed to Prime Partners. The balance of the note on May 22, 2006 was $0.7 million.

A trust, of which Ted H. Finkelstein, currently the Company's Associate General Counsel, is the trustee ("the Trust"), made a short-term loan to Prime Partners for $0.3 million on July 18, 2006, which accrues interest at 10% per annum and is payable on April 15, 2007. As security for the loan, Prime Partners gave the Trust a security interest in the note related to the sale of two of its subsidiaries between Daniel R. Levy and the Company that the Company assigned to Prime Partners on May 22, 2006.

10. SUBSEQUENT EVENTS

On October 17, 2006, Prime Partners loaned the Company an additional $0.2 million and as of November 1, 2006 the Company owed Prime Partners $2.8 million of which $0.3 million was payable on October 31, 2006 and has been extended to April 15, 2007, $1.3 million is payable on November 30, 2006, $0.5 million is payable on December 31, 2006, $0.5 million is payable January 31, 2007, and $0.2 million is payable April 15, 2007. On October 16, 2006, the Trust made a short-term loan to Prime Partners for $0.2 million, which accrues interest at 10% per annum. As of November 1, 2006, Prime Partners owed the Trust $0.5 million which is payable on April 15, 2007. There can be no assurance that Prime Partners will extend further loans to the Company. In the absence of loans from Prime Partners, the Company may not have access to sufficient funds to meet its working capital needs.

On and effective October 19, 2006, the Board of Directors of the Company elected John F. Levy and Allan R. Page as directors of the Company. With the addition of Messrs. Levy and Page, the total number of directors now serving on the Company's Board of Directors is seven. Mr. Levy was also appointed Chairman of the Audit Committee of the Board of Directors and Mr. Page was appointed as a member of the Audit Committee. Mr. Levy was also appointed to a new special finance committee of the Board of Directors formed to explore re-financing alternatives for the Company.

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such statements, including statements regarding the implementation and impact of accounting treatments, working capital needs and sources, the Company's expectations regarding payment of purchase price in connection with acquisitions, the effects of defaults under the Company's loan arrangements, the Company's expectations regarding its potential insurance coverage and indemnification claims, the Company's expectations regarding actions of its lenders, expectations regarding the sale of Company assets, expenses, estimates of timing for and contributions to future profitability, if any, the effects of the Company's delisting from Nasdaq, resources necessary to comply with Sarbanes-Oxley Section 404, and effects of the Securities and Exchange Commission's ("SEC") investigation of the Company, the effects and outcome of litigation against the Company and against its directors and officers, trends and changes in the Company's product mix and its emphasis on certain products, and the Company's revenues and the seasonal nature of its revenues, the Company's expectations regarding its ability to control expenses and its efforts to build brand awareness, and the Company's activities to limit market risk are based upon current information, expectations, estimates and projections regarding the Company, the industries and markets in which the Company operates, and management's assumptions and beliefs relating thereto. Words such as "will," "plan," "expect," "remain," "intend," "estimate," "approximate," and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecasted in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by federal, state and local authorities and their impact on the lines of business in which the Company and its subsidiaries are involved; unforeseen compliance costs; changes in economic, political or regulatory environments; the impact on the Company if one or more of the Company's lenders elects to pursue its available remedies as a result of the Company's default under applicable loan documents with such lender; changes in competition and the effects of such changes; the departure of key Company personnel; the inability to implement the Company's strategies; changes in management and management strategies; the Company's inability to successfully design, create, modify and operate its computer systems and networks; litigation, arbitration and investigations involving the Company and its directors and officers; decreased liquidity and share price and difficulty raising capital, resulting from our delisting from Nasdaq and other factors; the impact of our delisting from Nasdaq on our business generally and on our share price and the trading market in our securities; internal control deficiencies and the Company's potential inability to remedy them; and other risks including those described in Item 1A."Risk Factors" of this quarterly report on Form 10-Q. Readers should take these factors into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The reader should, however, consult further disclosures the Company may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Where appropriate, prior years financial statements reflect reclassifications to conform to the current year presentation.

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto set forth in Item 1. "Financial Statements".

OVERVIEW

Gilman + Ciocia, Inc. (together with its wholly owned subsidiaries, the "Company") is a corporation that was organized in 1981 under the laws of the State of New York and reincorporated under the laws of the State of Delaware in 1993. The Company provides federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets, and financial planning services, including securities brokerage, insurance and mortgage agency services. In fiscal 2006, approximately 90.0% of the Company's revenues were derived from commissions on financial planning services and approximately 10.0% were derived from fees for tax preparation services. As of September 30, 2006, the Company had 32 offices operating in five states (New York, New Jersey, Connecticut, Florida and Pennsylvania).

The Company provides financial planning services through both its 32 Company owned offices and through approximately 22 independently owned and operated financial planning offices. The Company office financial planning clients generally are introduced to the Company through the Company's tax return preparation services and educational workshops. The Company believes that its tax return preparation business is inextricably intertwined with its financial planning activities in the Company offices. Future profitability will depend, in part, on the two channels leveraging off each other since many of the same processes, procedures and systems support sales from both channels.

All of the Company's financial planners are employees or independent contractors of the Company and registered representatives of Prime Capital Services, Inc. ("PCS"), a wholly owned subsidiary of the Company. PCS conducts a securities brokerage business providing regulatory oversight and products and sales support to its registered representatives, who provide investment products and services to their clients. PCS earns a share of commissions from the services that the financial planners provide to their clients in transactions for securities, insurance and related products. PCS is a registered securities broker-dealer with the Securities and Exchange Commission ("SEC") and a member of the National Association of Securities Dealers, Inc. ("NASD"). The Company also has a wholly owned subsidiary, Asset & Financial Planning, Ltd. ("AFP"), which is registered with the SEC as an investment advisor. Almost all of the Company's financial planners are also authorized agents of insurance underwriters. The Company is a licensed mortgage broker in the State of New York. GC Capital Corporation, a wholly owned subsidiary of the Company, is also a licensed mortgage broker in the State of Florida. The Company has the capability of processing insurance business through PCS and Prime Financial Services, Inc. ("PFS"), wholly owned subsidiaries, which are licensed insurance brokers, as well as through other licensed insurance brokers. As a result, the Company also earns revenues from commissions for acting as an insurance agent and a mortgage broker.

A majority of the financial planners located in Company offices are also tax preparers. The Company's tax preparation business is conducted predominantly in February, March and April. During the tax season, the Company significantly increases the number of employees involved in tax preparation. During the 2006 tax season, the Company prepared approximately 22,200 United States tax returns.

During the three months ended September 30, 2006, the Company had a net loss of $2,946 compared to $1.2 million during the three months ended September 30,

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

2005. This decrease in losses was mostly attributable to the Company's efforts to reduce operating expenses, as well as the one-time recognition of deferred income into other income as a result of the Company's renewal of its clearing agreement in August 2006. The favorability in operating expenses was mostly offset by reduced financial planning revenue mostly in insurance commissions, mutual fund sales and variable annuity sales, offset slightly by increased recurring revenue sales. Commission expense was also lower due to the decrease in revenues.

At September 30, 2006 the Company had a working capital deficit of $14.9 million. At September 30, 2006 the Company had $0.4 million of cash and cash equivalents and $3.1 million of trade accounts receivables, net, to fund short-term working capital requirements.

The Company believes that it has completed the necessary steps to meet its cash flow requirements for the fiscal years ending June 30, 2007 and 2008, though due to the seasonality of the Company's business the Company has at times employed short-term financing. See Note 7 to Notes to Consolidated Financial Statement for a discussion of the Company's debt.

If the Company does not comply with the financial covenants and other obligations in its agreements relating to the Wachovia, Travelers or Rappaport loans, or its agreements with other lenders, and such lenders elect to pursue their available remedies, the Company's operations and liquidity would be materially adversely affected and the Company could be forced to cease operations. There can be no guarantee, however, that the lenders will agree to terms in the future that are more favorable to the Company than the current arrangements with the lenders.

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

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

The following table presents revenue by product line and brokerage revenue by product type:

                                                              For the Three Months Ended
                                                                     September 30
Consolidated Revenue Detail                                                                 % Change
                                                    2006                 2005                 06-05
                                               -------------------------------------------------------
Revenue by Product Line
Brokerage Commissions                          $  7,680,418         $  8,502,464                  -9.7%
Insurance Commissions                               338,730              767,107                 -55.8%
Advisory Fees                                     2,511,615            2,199,991                  14.2%
Tax Preparation Fees                                408,519              462,826                 -11.7%
Lending Services                                    177,218              188,765                  -6.1%
Marketing Revenue                                   382,707              369,276                   3.6%
                                               -------------------------------------------------------
    Total Revenue                              $ 11,499,207         $ 12,490,429                  -7.9%
                                               =======================================================

Brokerage Revenue by Product Type
Mutual Funds                                   $    756,630         $  1,252,617                 -39.6%
Equities, Bonds & UIT                               220,165              329,129                 -33.1%
Annuities                                         4,530,060            4,996,430                  -9.3%
Limited Partnerships                                 68,791               92,016                 -25.2%
Variable Life                                        69,536               72,812                  -4.5%
Trails                                            1,841,774            1,451,827                  26.9%
Other Income                                         41,519               26,844                  54.7%
Gain/Loss Firm Trading                              145,217              285,995                 -49.2%
Unrealized Gain/(Loss) on Firm Trading                6,726               (5,206)                229.2%
                                               -------------------------------------------------------
    Brokerage Revenue                          $  7,680,418         $  8,502,464                  -9.7%
                                               =======================================================

The Company's total revenues for the three months ended September 30, 2006 were $11.5 million compared to $12.5 million for the three months ended September 30, 2005, a decrease of $1.0 million or 7.9%. The Company's total revenues for the three months ended September 30, 2006 consisted of $11.1 million for financial planning services and $0.4 million for tax preparation services. Financial planning services represented approximately 96.0% and tax preparation services represented approximately 4.0% of the Company's total revenues during the three months ended September 30, 2006. The Company's total revenues for the three months ended September 30, 2005 consisted of $12.0 million for financial planning services and $0.5 million for tax preparation services. Financial planning services represented approximately 96.0% and tax preparation fees represented approximately 4.0% of the Company's total revenues during the three months ended September 30, 2005.

Financial planning revenue declined $1.0 million, or 7.9%, for the three months ended September 30, 2006 compared with the same period last year. The decline in revenue affected almost every major product category of the Company, including variable annuities, mutual funds and equities. The decline of $0.5 million in variable annuities which typically generate higher upfront commissions reflects the Company's continued efforts to diversify its revenue to more recurring revenue streams, where both trail income and advisory fees increased by $0.4 million and $0.3 million, respectively. Approximately half of the total decline in revenue is attributable to sales representative attrition. While the Company is actively recruiting new representatives, the financial impact of new recruits could take several months for revenue on new accounts to become recognizable.

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

For the three months ended September 30, 2006, the Company's tax preparation revenue was $0.4 million compared to $0.5 million for the three months ended September 30, 2005. This decline in revenue is partially attributable to the Company's sale of its Colorado office during the first quarter of fiscal 2006, as well as diminished tax preparation services throughout the entire Company for the three months ended September 30, 2006.

For the three months ended September 30, 2006, revenues from recurring revenue sources (advisory and trails) increased to $4.4 million, up $0.7 million from $3.7 million for the three months ended September 30, 2005, representing a 19.2% increase in recurring revenue. For the three months ended September 30, 2006, recurring revenue was 37.9% of the Company's total revenue compared to 29.2% for the three months ended September 30, 2005. The increase in recurring revenues is the result of higher assets under management and assets under custody.

As indicated in the following table, as of September 30, 2006, assets under AFP management increased $69.3 million, to $619.4 million, up from $550.1 million for the same period last year. This increase is attributable to increases in assets under management, as well as market fluctuations. As of September 30, 2006, total Company assets under custody were $4.5 billion, up $80.5 million from the fiscal year ended June 30, 2006 and up $311.5 million from September 30, 2005.

The following table presents the market values of assets under AFP management:

                                         Market Value as of September 30,
                                       2006            2005         % Variance
                                   --------------------------------------------
Annuities                           350,774,989     333,965,840             5.0%
Brokerage                           268,641,490     216,131,125            24.3%
                                   --------------------------------------------
Total Assets Under Management      $619,416,479    $550,096,965            12.6%
                                   ============================================

The following table presents the market values of total Company assets under custody:

                                      Total Company
    Market Value as of              Assets Under Custody
    ------------------             ---------------------
        9/30/2006                      $4,543,796,200
        6/30/2006                      $4,463,247,700
        3/31/2006                      $4,446,357,600
       12/31/2005                      $4,262,634,300
        9/30/2005                      $4,232,288,300

The Company's total operating expenses for the three months ended September 30, 2006 were $11.8 million, down $1.6 million or 12.1%, compared to $13.5 million for the three months ended September 30, 2005. This decrease is mostly attributable to lower commission expense, salaries, brokerage fees and licenses and general administrative expenses.

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

For the three months ended September 30, 2006, commission expense was $7.0 million compared to $7.7 million for the three months ended September 30, 2005. This decrease is attributable to lower financial planning revenue compared with the same period last year.

Salaries decreased by $0.3 million, or 12.3% in the three months ended September 30, 2006 compared with the same period last year. This decrease is attributable to staff reductions in the fourth quarter of fiscal 2006.

Brokerage fees and licenses were $0.3 million for the three months ended September 30, 2006, compared with $0.4 million for the same period last year. This decrease in brokerage fees and licenses is mostly due to the decline in financial planning revenue.

General and administrative expenses decreased $0.6 million or 29.7% in the three months ended September 30, 2006 compared with the same period last year. This decrease is primarily attributable to decreases in legal fees as well as bad debt expense resulting from the adjustment of the allowance related to certain receivables where collectibility is more favorable.

The Company's loss from continuing operations before other income and expenses for the three months ended September 30, 2006 was $0.3 million compared with a loss of $1.0 million for the three months ended September 30, 2005, a decreased loss of $0.6 million. This decrease in losses is mostly attributable to reduced operating expenses, including reduced commission expense, salaries, brokerage fees and licenses and general administrative expenses, partially offset by declines in financial planning revenue.

The Company's net loss for the three months ended September 30, 2006 is nearly breakeven compared with a net loss of $1.2 million for the three months ended September 30, 2005. This decrease is mostly attributable to the Company's efforts to reduce its operating expenses and its recognition of deferred income of $0.6 million related to its renewed clearing agreement, offset by reduced financial planning revenue.

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2006 and during fiscal 2006, the Company was in default of certain covenants under (i) its $7.0 million term loan/revolving letter of credit financing with Wachovia Bank, National Association ("Wachovia"), and (ii) its $5.0 million distribution financing with Travelers Insurance Company ("Travelers").

As a result of a number of defaults under its agreements with Wachovia, on November 27, 2002, the Company entered into a debt forbearance agreement with Wachovia and subsequently amended the debt forbearance agreement as of June 18, 2003, March 4, 2004, March 1, 2005 and April 1, 2006. Travelers has claimed several defaults under its distribution financing agreement, but acknowledged that it was subject to the terms of a subordination agreement with Wachovia (the "Subordination Agreement"), which restricts the remedies it can pursue against the Company. The Company's debt to Rappaport Gamma Limited Partnership (the "Rappaport Loan") was due on October 30, 2002. The Rappaport Loan is subordinated to the Wachovia loan. The Rappaport Loan was sold to a group of Company management and employees (the "Purchasing Group") on April 29, 2005. The members of the Purchasing Group include Prime Partners, Inc. ("Prime Partners"), a corporation controlled by Michael Ryan, a director, an officer and a significant shareholder of the Company, James Ciocia, the Chairman of the Company, Christopher Kelly, former General Counsel of the Company, Kathryn Travis, the Secretary and a director of the Company, Dennis Conroy, the Chief Accounting Officer of the Company, Ted Finkelstein, the Associate General Counsel of the Company, and certain other Company employees. The Purchasing Group agreed to reduce the principal balance of the Rappaport Loan from $1.0 million to $0.8 million and extended the maturity date to April 29, 2009. Pursuant to the terms of the Rappaport Loan, members of the Purchasing Group, as holder of the Rappaport Loan, are entitled to receive, in the aggregate, as interest, 180,000 shares of the Company's common stock annually while the debt remains unpaid. As a result of these defaults, the Company's debt as to those lenders has been classified as current liabilities on its financial statements. Upon the purchase of the Rappaport Loan by the Purchasing Group, however, the Rappaport Loan was reclassified as a related party transaction. See Note 7 to Notes to Consolidated Financial Statement for a discussion of the Company's debt.

As a result of these defaults, the Company's debt as to these lenders has been classified as current liabilities on its financial statements. Upon the purchase of the Rappaport Loan by the Purchasing Group, however, the Rappaport Loan was reclassified as a related transaction.

During the three months ended September 30, 2006, the Company incurred a net loss of $2,946 and at September 30, 2006 had a working capital deficit position of $14.9 million. At September 30, 2006 the Company had $0.4 million of cash and cash equivalents, $0.2 million in marketable securities and $3.1 million of trade account receivables, net, to fund short-term working capital requirements. PCS is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires that PCS maintain minimum regulatory net capital of $100,000 and, in addition, that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to one. At September 30, 2006 the Company was in compliance with this regulation.

The Company has shown losses for a variety of reasons including legacy issues that include high cost structures for the home and field offices, the costs of abandoned leases and significant litigation. The Company has also suffered increased regulatory costs, and downward pressure on commission levels. The

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Company has previously attempted to address its financial condition by among other things, selling assets to raise cash, cutting operating expenses, retaining existing registered representatives and borrowing from Prime Partners, Inc. ("Prime Partners"), of which Michael P. Ryan, the Company's President, is a director, an Officer and a significant shareholder.

As a result of the Company's renegotiations with Wachovia, which resulted in the execution of Amendment No. 4 to the Forbearance Agreement as of April 1, 2006, notwithstanding the defaults with Wachovia, the Company's debt service requirements have been significantly reduced below those of the quarter ended September 30, 2005.

Additionally, during the third and fourth quarters of the Company's fiscal year, significantly more cash is generated from its tax preparation business than during the first and second quarters of the Company's fiscal year.

The Company is currently attempting to (i) increase revenues through a recently initiated registered representative recruiting program, (ii) increase its reserves and (iii) initiate discussions with its lenders to renegotiate its financing arrangements.

Other initiatives the Company is pursuing include (i) consolidating offices to preserve the Company's revenue stream and to further reduce overhead expenses,
(ii) negotiating with the top producers in the independent representative channel to move them to the Company representative channel, and (iii) lowering compensation levels for lower producing Company representatives.

Furthermore, the Company has demonstrated an ability to raise capital from insiders and key producers when necessary through the Rappaport transaction, as described above. The Company has also continued to raise capital through Prime Partners.

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

The Company believes that it has completed the necessary steps to meet its cash flow requirements throughout fiscal 2007 and 2008, though due to the seasonality of the Company's business the Company may at times employ short-term financing. For the three months ended September 30, 2006, Prime Partners, of which Michael
P. Ryan, the Company's President, is a director, an Officer and a significant shareholder, provided short-term loans to the Company in the aggregate amount of $1.0 million for working capital purposes. These loans pay 10% interest per annum. As of September 30, 2006, the Company owed Prime Partners $2.6 million. There can be no assurance that Prime Partners will extend further loans to the Company. In the absence of loans from Prime Partners, the Company may not have access to sufficient funds to meet its working capital needs.

The Company's net cash used in operating activities was $0.9 million for the three months ended September 30, 2006, compared with net cash used in operating activities of $0.5 million for the three months ended September 30, 2005. The

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

increase of $0.4 million in net cash used in operating activities was primarily attributable to lower earnings for the three months ended September 30, 2006, and reduced working capital compared with the three months ended September 30, 2005. The first quarter of the Company's fiscal year is typically its weakest quarter for generating cash flow from operations and the third quarter of its fiscal year is typically its strongest. During the first quarter, the Company borrowed additional funds from Prime Partners to meet operating cash shortfalls.

Net cash used in investing activities was $8,980 for the three months ended September 30, 2006 compared with net cash provided by investing activities of $0.1 million for the three months ended September 30, 2005. The increase in net cash used in investing activities was mostly attributable to cash inflows from office sales in the three months ended September 30, 2005.

Net cash provided by financing activities was $0.1 million for the three months ended September 30, 2006 compared with net cash provided by financing activities of $38,933 for the three months ended September 30, 2005. The improvement is due primarily to increased borrowings from Prime Partners.

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

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

The Company has carried out an evaluation under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Accounting Officer, of the disclosure controls and procedures of the Company as defined in Exchange Act Rule 13(a)-15(e) as of the end of the period covered by this report. In designing and evaluating disclosure controls and procedures, the Company and its management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. Due to the material weakness in internal control over financial reporting previously noted and insufficient passage of time to test the enacted changes to determine if such changes are effective as at and prior to June 30, 2006, management concludes that the Company's disclosure controls and procedures are ineffective.

Changes in Internal Controls

There were no changes in internal controls during the three months ended September 30, 2006.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Significant deficiencies in internal controls over financial reporting raise doubts about the Company's ability to comply with financial reporting laws and regulations and to publish accurate financial statements

The Company has been advised by Sherb & Co., LLP, its auditors, of the existence of a reportable condition involving significant deficiencies in the design and operation of the Company's internal controls over financial reporting that could adversely affect the Company's ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. Specifically, the Company did not have effective controls over estimating and monitoring the legal and litigation reserves recorded as a liability. A material weakness is defined as a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

The Company's substantial debt and decreased access to capital could result in insufficient funds to meet its working capital requirements

The Company has been operating with low levels of capital during recent periods. While the Company itself is not subject to any minimum capital requirement, it requires working capital to pay salaries, pay vendors, including landlords, and otherwise operate its business. At September 30, 2006 the Company had a working capital deficit of $14.9 million and the Company has regularly been forced to borrow from Prime Partners, a corporation controlled by Michael Ryan, a director, an officer and a significant shareholder of the Company, to pay its obligations. In fiscal 2006, Prime Partners extended short-term loans to the Company in the aggregate amount of $3.1 million for working capital purposes. At September 30, 2006, the Company owed Prime Partners $2.6 million. On October 17, 2006, Prime Partners loaned the Company an additional $0.2 million and as of November 1, 2006 the Company owed Prime Partners $2.8 million.

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Changing laws and regulations have resulted in increased compliance costs for the Company, which could affect its operating results

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and newly enacted SEC regulations have created additional compliance requirements for companies in similar industry as the Company. The Company is committed to maintaining high standards of internal controls over financial reporting, corporate governance and public disclosure. As a result, the Company intends to invest appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. See
Item 4."Controls and Procedures."

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

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

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

The Consolidated Financial Statements do not include any adjustments that might result due to these events or from the uncertainties of a shift in the Company's business

The Company may choose to open new offices. When the Company opens a new office, the Company incurs significant expenses to build out the office and to purchase furniture, equipment and supplies. The Company has found that a new office usually suffers a loss in its first year of operation, shows no material profit or loss in its second year of operation and does not attain profitability, if ever, until its third year of operation. Therefore, the Company's operating results could be materially adversely affected in any year that the Company opens a significant number of new offices. If the financial markets deteriorate, the Company's financial planning channel will suffer decreased revenues. The Company's revenue and profitability may be adversely affected by declines in the volume of securities transactions and in market liquidity, which generally result in lower revenues from trading activities and commissions. Lower securities price levels may also result in a reduced volume of transactions as well as losses from declines in the market value of securities held in trading, investment and underwriting positions. In periods of low volume, the fixed nature of certain expenses, including salaries and benefits, computer hardware and software costs, communications expenses and office leases, will adversely affect profitability. Sudden sharp declines in market values of securities and the failure of issuers and counterparts to perform their obligations can result in illiquid markets in which the Company may incur losses in its principal trading and market making activities.

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

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

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

Competition from departing employees and the Company's ability to enforce contractual non-competition and non-solicitation provisions could adversely affect the Company's operating results

If a large number of the Company's departing employees and financial planners were to enter into competition with the Company, the Company's operations may be adversely affected. Departing employees and financial planners may compete with the Company. Although the Company attempts to restrict such competition contractually, as a practical matter, enforcement of contractual provisions prohibiting small-scale competition by individuals is difficult. In the past, departing employees and financial planners have competed with the Company. They have the advantage of knowing the Company's methods and, in some cases, having access to the Company's clients. No assurance can be given that the Company will be able to retain its most important employees and financial planners or that the Company will be able to prevent competition from them or successfully compete against them. If a substantial amount of such competition occurs, the corresponding reduction of revenue may materially adversely affect the Company's operating results. Financial planning revenue declined $1.0 million, or 7.9%, for the three months ended September 30, 2006 compared with the same period last year. Approximately half of the total decline in revenue is attributable to sales representative attrition. While the Company is actively recruiting new representatives, the financial impact of new recruits could take several months for revenue on new accounts to become recognizable.

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

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

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

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

The Company has a history of losses and may incur losses in the future

The Company incurred losses in fiscal years 2005 and 2006 and may incur losses again in the future. As of September 30, 2006, the Company's accumulated deficit was $34.3 million. If the Company fails to become profitable, the value of your investment may not increase or may decline.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See Note 7 to Notes to Consolidated Financial Statements herein for a discussion of the Company's defaults on debt.

ITEM 6. EXHIBITS

31.1 Rule 13a-14(a) Certification of Chief Executive Officer.

31.2 Rule 13a-14(a) Certification of Chief Accounting Officer.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               GILMAN + CIOCIA, INC.


Dated: November 14, 2006                       By: /s/ Michael P. Ryan
                                               ------------------------
                                               Chief Executive Officer


Dated: November 14, 2006                       By: /s/ Dennis Conroy
                                               ------------------------
                                               Chief Accounting Officer

--------------------------------------------------------------------------------