Form 10-Q
period 2006-12-31
GILMAN & CIOCIA INC
filed 2007-02-14
CIK 914142

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

                For the quarterly period ended December 31, 2006

                                       or

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

As of February 7, 2007, 9,639,591 shares of the issuer's common stock, $0.01 par value, were outstanding.


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS                                                Page

        Consolidated Balance Sheets as of December 31, 2006 and
        June 30, 2006........................................................  3

        Consolidated Statements of Operations for the Three Months and Six
        Months Ended December 31, 2006 and December 31, 2005 ...............   4

        Consolidated Statements of Cash Flows for the Six
        Months Ended December 31, 2006 and December 31, 2005................   5

        Supplemental Disclosures to Consolidated Statements of Cash Flows...   6

        Notes to Consolidated Financial Statements..........................   7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................................  16

Item 3. Quantitative and Qualitative Disclosures About Market Risk..........  28

Item 4. Controls and Procedures ............................................  29

PART II - OTHER INFORMATION

Item 1A.  Risk Factors .....................................................  30

Item 3.  Defaults Upon Senior Securities ...................................  38

Item 6.  Exhibits ..........................................................  38

SIGNATURES..................................................................  39


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                                                    Unaudited           Audited
                                                                                   December 31,         June 30,
                                                                                       2006               2006
                                                                                   -------------------------------
Assets

Cash & Cash Equivalents                                                            $    537,934       $  1,123,988
Marketable Securities                                                                   144,134            245,841
Trade Accounts Receivable (less allowance of $208,042 at December 31, 2006
   and $200,991 at June 30, 2006)                                                     3,535,899          3,590,194
Receivables from Employees (less allowance of $944,642 at December 31, 2006
   and $880,504 at June 30, 2006)                                                       566,509            549,058
Due From Office Sales (less allowance of $6,985 at December 31, 2006 and less discount of $5,423 and $6,725 at December 31, 2006 and June 30, 2006,
   respectively)                                                                        123,442            188,590
Prepaid Expenses and Other Current Assets                                               240,179            707,290
                                                                                   -------------------------------
    Total Current Assets                                                              5,148,097          6,404,961

Property and Equipment (less accumulated depreciation of $5,908,853
   at December 31, 2006 and $5,660,050 at June 30, 2006)                              1,074,679          1,272,728
Goodwill                                                                              3,843,994          3,843,828
Intangible Assets (less accumulated amortization of $5,408,006 at
   December 31, 2006 and $5,184,185 at June 30, 2006)                                 4,391,498          4,612,722
Due from Office Sales - Non Current                                                      34,075             94,419
Other Assets                                                                            376,360            407,634
                                                                                   -------------------------------
    Total Assets                                                                   $ 14,868,703       $ 16,636,292
                                                                                   ===============================

Liabilities and Shareholders' Equity (Deficit)

Accounts Payable and Accrued Expenses                                              $ 10,105,741       $ 10,959,906
Current Portion of Notes Payable and Capital Leases                                   6,185,864          6,715,076
Deferred Income                                                                         141,496            387,433
Due to Related Parties                                                                3,634,817          2,938,557
                                                                                   -------------------------------
    Total Current Liabilities                                                        20,067,918         21,000,972

Long Term Portion of Notes Payable and Capital Leases                                   262,645            372,337
Deferred Income - Non Current and Other                                                      --            442,565
                                                                                   -------------------------------
    Total Liabilities                                                                20,330,563         21,815,874

Shareholders' Equity (Deficit)

Preferred Stock, $0.001 par value; 100,000 shares authorized; none issued                    --                 --
Common Stock, $0.01 par value 20,000,000 shares authorized; 10,726,740 and 10,627,740 shares issued at December 31, 2006 and June 30, 2006,
   Respectively                                                                         107,266            106,276
Additional Paid in Capital                                                           29,504,997         29,487,206
Common Stock held in Treasury at cost, 1,117,149 at December 31, 2006 and
   June 30, 2006                                                                       (480,113)          (480,113)
Accumulated Deficit                                                                 (34,594,010)       (34,292,951)
                                                                                   -------------------------------
    Total Shareholders' (Deficit)                                                    (5,461,860)        (5,179,582)
                                                                                   -------------------------------
Total Liabilities & Shareholders' (Deficit)                                        $ 14,868,703       $ 16,636,292
                                                                                   ===============================

See Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                           For the Three Months Ended           For the Six Months Ended
                                                  December 31,                        December 31,
                                            2006               2005               2006               2005
                                        -------------------------------       -------------------------------
Revenues
  Financial Planning Services           $ 11,729,468       $ 11,226,446       $ 22,820,155       $ 23,254,049
  Tax Preparation Fees                       301,421            320,987            709,941            783,814
                                        -------------------------------       -------------------------------
      Total Revenues                      12,030,889         11,547,433         23,530,096         24,037,863
                                        -------------------------------       -------------------------------

Operating Expenses
  Commissions                              7,727,266          6,721,132         14,738,654         14,480,105
  Salaries                                 1,900,786          2,006,005          3,936,657          4,319,776
  General & Administrative                 1,223,355          1,686,816          2,561,512          3,546,362
  Advertising                                249,988            342,687            599,597            665,475
  Brokerage Fees & Licenses                  362,601            303,993            705,942            750,938
  Rent                                       484,867            576,686          1,014,262          1,085,337
  Depreciation & Amortization                236,032            256,073            472,623            520,004
                                        -------------------------------       -------------------------------
      Total Operating Expenses            12,184,895         11,893,392         24,029,247         25,367,997
                                        -------------------------------       -------------------------------

Loss from Operations
  Before Other Income and Expenses          (154,006)          (345,959)          (499,151)        (1,330,134)
                                        -------------------------------       -------------------------------
Other Income/(Expenses)
  Interest and Investment Income              13,787             16,594             28,040             36,982
  Interest Expense                          (223,873)          (244,239)          (447,512)          (450,932)
  Other Income, Net                           65,980              6,773            617,565             21,911
                                        -------------------------------       -------------------------------
      Total Other Income/(Expense)          (144,106)          (220,872)           198,093           (392,039)
                                        -------------------------------       -------------------------------
Loss from Operations
  Before Income Taxes                       (298,112)          (566,831)          (301,058)        (1,722,173)
                                        -------------------------------       -------------------------------
  Income Taxes/(Benefit)                          --                 --                 --                 --
                                        -------------------------------       -------------------------------
      Net Loss                          $   (298,112)      $   (566,831)      $   (301,058)      $ (1,722,173)
                                        ===============================       ===============================

Weighted Average Number of Common
  Shares Outstanding
  Basic Shares                             9,591,624          9,143,984          9,568,531          9,143,621
  Diluted Shares                           9,591,624          9,143,984          9,568,531          9,143,621
  Basic Net Loss Per Share:
  Loss from Operations
   Before Income Taxes                  $      (0.03)      $      (0.06)      $      (0.03)      $      (0.19)
  Net Loss                              $      (0.03)      $      (0.06)      $      (0.03)      $      (0.19)
  Diluted Net Loss Per Share:
  Loss from Operations
   Before Income Taxes                  $      (0.03)      $      (0.06)      $      (0.03)      $      (0.19)
  Net Loss                              $      (0.03)      $      (0.06)      $      (0.03)      $      (0.19)

See Notes to the Consolidated Financial Statements


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                               For the Six Months Ended
                                                                                      December 31,
                                                                                 2006              2005
                                                                             -----------------------------
Cash Flows from Operating Activities:
Net Loss:                                                                    $  (301,058)      $(1,722,173)

Adjustments to reconcile net loss to net cash used in
   operating activities:
Depreciation and amortization                                                    472,623           520,004
Issuance of common stock for debt default penalties, interest and other           18,780            20,469
Amortization of debt discount                                                         --            40,613
Gain on sale of discontinued operations                                          (65,000)          (15,114)
Allowance for doubtful accounts                                                 (196,656)         (907,039)

Changes in assets and liabilities:
Accounts receivable                                                               47,244           706,474
Prepaid and other current assets                                                 479,541           339,407
Change in marketable securities                                                  101,707           202,225
Other assets                                                                      18,845           (49,770)
Accounts payable and accrued expenses                                           (854,165)         (267,470)
Deferred income                                                                 (688,502)          417,736
                                                                             -----------------------------
Net cash used in operating activities:                                       $  (966,641)      $  (714,638)

Cash Flows from Investing Activities:
Capital expenditures                                                             (50,754)         (455,914)

Cash paid for acquisitions, net of cash acquired and debt incurred                (2,763)          (34,914)
Receivables from employees                                                       (81,586)          139,472
Due from office sales                                                            138,343           262,834

Proceeds from the sale of office                                                  16,250           161,179
                                                                             -----------------------------
Net cash provided by investing activities:                                   $    19,490       $    72,657

Cash Flows from Financing Activities:
Proceeds from bank and other loans                                                61,227           182,764
Proceeds from related parties                                                  1,000,000         1,639,820
Payments of bank loans and capital lease obligations                            (700,130)         (747,551)
Payments to related parties                                                           --          (523,304)
                                                                             -----------------------------
Net cash provided by financing activities:                                   $   361,097       $   551,729

Net change in cash and cash equivalents                                      $  (586,054)      $   (90,252)
Cash and cash equivalents at beginning of period                             $ 1,123,988       $   667,054
Cash and cash equivalents at end of period                                   $   537,934       $   576,802

See Notes to the Consolidated Financial Statements and Supplemental Disclosures to Consolidated Statements of Cash Flows


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

        Supplemental Disclosures to Consolidated Statements of Cash Flows
                                   (unaudited)

                                                       For the Six Months Ended
                                                             December 31,
                                                          2006           2005
                                                       ------------------------
Cash Flow Information
Cash payments during the year for:
   Interest                                            $ 126,355      $ 129,212

Supplemental Disclosure of Non-Cash Transactions
Common stock issued in connection with
   acquisitions/other                                  $   1,530      $  (4,129)
Issuance of common stock for debt default
   penalties and interest                              $  17,250      $  24,600
Debt reduction related to assignment of office sale
   promissory notes to related party (See Note 9)      $ 303,740      $      --
Equipment acquired under capital leases                $  13,686      $ 157,085

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


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

Description of the Company and Overview

Gilman + Ciocia, Inc. (together with its wholly owned subsidiaries, the "Company") is a corporation that was organized in 1981 under the laws of the State of New York and reincorporated under the laws of the State of Delaware in 1993. The Company provides federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets, and financial planning services, including securities, insurance and mortgage brokerage services. In fiscal 2006, approximately 90.0% of the Company's revenues were derived from commissions on financial planning services and approximately 10.0% were derived from fees for tax preparation services. As of December 31, 2006, the Company had 28 offices operating in four states (New York, New Jersey, Florida and Pennsylvania). The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K can be obtained, free of charge, on the Company's web site at www.gilcio.com.

During fiscal 2006 the Company was in default of certain covenants under its $7.0 million term loan revolving letter of credit financing with Wachovia Bank, National Association ("Wachovia") and of its $5.0 million distribution financing with Travelers Insurance Company ("Travelers").

As a result of a number of defaults under its agreements with Wachovia, on November 27, 2002, the Company entered into a debt forbearance agreement with Wachovia and subsequently amended the debt forbearance agreement as of June 18, 2003, March 4, 2004, March 1, 2005 and April 1, 2006. Travelers has claimed several defaults under its distribution financing agreement, but has acknowledged that it is subject to the terms of a subordination agreement with Wachovia (the "Subordination Agreement"), which restricts the remedies it can pursue against the Company. The Company's debt to Rappaport Gamma Limited Partnership (the "Rappaport Loan") was due on October 30, 2002. The Rappaport Loan is subordinated to the Wachovia loan. The Rappaport Loan was sold to a group of Company management and employees (the "Purchasing Group") on April 29, 2005. The members of the Purchasing Group include Prime Partners, Inc. ("Prime Partners"), a corporation controlled by Michael Ryan, a director, an officer and a significant shareholder of the Company, James Ciocia, the Chairman of the Company, Christopher Kelly, former General Counsel of the Company, Kathryn Travis, the Secretary and a director of the Company, Dennis Conroy, the Chief Accounting Officer of the Company, Ted Finkelstein, Vice President and General Counsel of the Company as of February 1, 2007, and certain other Company employees. The Purchasing Group agreed to reduce the principal balance of the Rappaport Loan from $1.0 million to $0.8 million and extended the maturity date to April 29, 2009. Pursuant to the terms of the Rappaport Loan, members of the Purchasing Group, as holder of the Rappaport Loan, are entitled to receive, in the aggregate, as interest, 180,000 shares of the Company's common stock annually while the debt remains unpaid. As a result of these defaults, the Company's debt as to those lenders has been classified as current liabilities on its financial statements. Upon the purchase of the Rappaport Loan by the Purchasing Group, however, the Rappaport Loan was reclassified as a related party transaction. See Note 7 to Notes to Consolidated Financial Statements for a discussion of the Company's debt.


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The Consolidated Balance Sheet as of December 31, 2006, the Consolidated Statements of Operations for the three and six months ended December 31, 2006 and 2005 and the Consolidated Statements of Cash Flows for the six months ended December 31, 2006 and 2005 are unaudited. The Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three and six months ended December 31, 2006 are not necessarily indicative of the results to be expected for any other interim period or any future year. These Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Furthermore, the Company, including its wholly owned subsidiary Prime Capital Services, Inc. ("PCS"), has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with PCS. Under the PCS registered representatives contract, each registered representative has indemnified the Company for these claims. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies," the Company has established liabilities for potential losses from such arbitrations and other legal actions, investigations and proceedings. In establishing these liabilities, the Company's management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, management bases judgments on its knowledge of the situations, consultations with legal counsel and the Company's historical experience in resolving similar matters. In many such arbitrations and other legal actions, investigations and proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the Company's estimates of the impact of developments, rulings, advice of counsel and any other information


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of such matters, the Company cannot predict with certainty the eventual loss or range of loss related to such matters. If management's judgments prove to be incorrect, the Company's liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. As of December 31, 2006, the Company has accrued approximately $0.7 million for these matters. A majority of these claims are covered by the Company's errors and omissions insurance policy. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification, there can be no assurance that these matters will not have a material adverse impact on its financial position.

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


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, and accounts payable, approximated fair value as of December 31, 2006, because of the relatively short-term maturity of these instruments and their market interest rates. Since the long-term debt is in default, it is not possible to estimate its value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of trade receivables. The majority of the Company's trade receivables are commissions earned from providing financial planning services that include securities, insurance and mortgage brokerage services. As a result of the diversity of services, markets and the wide variety of customers, the Company does not consider itself to have any significant concentration of credit risk.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board issued SFAS 157 "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will not have a material impact on the Company's financial statements once adopted.


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

Litigation

On February 4, 2004, the Company was served with a Summons and a Shareholder's Class Action and Derivative Complaint with the following caption: "Gary Kosseff, Plaintiff, against James Ciocia, Thomas Povinelli, Michael Ryan, Kathryn Travis, Seth A. Akabas, Louis P. Karol, Edward H. Cohen, Steven Gilbert and Doreen Biebusch, Defendants and Gilman & Ciocia, Inc., Nominal Defendant". The action was filed in the Court of Chancery of the State of Delaware and in New Castle County under Civil Action No. 188-N. The nature of the action is that the Company, its Board of Directors and its management breached their fiduciary duty of loyalty in connection with the sale of 47 Company offices to Pinnacle Taxx Advisors, LLC ("Pinnacle Purchased Offices"). Refer to Note 4 to Consolidated Financial Statements included in the Company's fiscal 2006 10-K, which discusses the sale of the Pinnacle Purchased Offices. The action alleges that the sale to Pinnacle was for inadequate consideration and without a fairness opinion by independent financial advisors, without independent legal advice and without a thorough evaluation and vote by an independent committee of the Board of Directors. The action prays for the following relief: a declaration that the Company, its Board of Directors and its management breached their fiduciary duty and other duties to the plaintiff and to the other members of the purported class; a rescission of the Asset Purchase Agreement; unspecified monetary damages; and an award to the plaintiff of costs and disbursements, including reasonable legal, expert and accountants' fees. On March 15, 2004, counsel for the Company and for all defendants filed a motion to dismiss the lawsuit. On June 19, 2004, the plaintiff filed an Amended Complaint. On July 12, 2004, counsel for the Company and for all defendants filed a motion to dismiss the Amended Complaint. On March 8, 2005, oral argument was heard on the motion to dismiss, and on July 29, 2005 the case Master delivered his draft report denying the motion. The parties filed exceptions to the report and on August 3, 2006, the Master delivered his final report denying the motion to dismiss. The parties are proceeding with discovery and the case is scheduled for trial on June 4, 2007. While the Company will vigorously defend itself in this matter, there can be no assurance that this lawsuit will not have a material adverse impact on its financial position.

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

The Company and PCS are defendants and respondents in lawsuits and NASD arbitrations in the ordinary course of business. On December 31, 2006, there were 33 pending lawsuits and arbitrations, of which 23 were against PCS and/or its registered representatives. In accordance with SFAS No. 5 "Accounting for Contingencies," the Company has established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, the Company's management uses its judgment to


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

determine the probability that losses have been incurred and a reasonable estimate of the amount of the losses. In making these decisions, management bases its judgments on its knowledge of the situation, consultations with legal counsel and the Company's historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the Company's estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, the Company cannot predict with certainty the eventual loss or range of loss related to such matters. If management's judgments prove to be incorrect, the Company's liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. The Company increased its legal accrual by $0.1 million during the quarter ended December 31, 2006 based on new developments on several cases. As of December 31, 2006 management had accrued $0.7 million as a reserve for potential settlements, judgments and awards. PCS has errors and omissions insurance coverage that it expects will cover a portion of such matters. In addition, under the PCS registered representatives contract, each registered representative is responsible for covering costs in connection with these claims. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification claims, in each case to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on its financial position.

5. LIQUIDITY AND CASH FLOW

During the six months ended December 31, 2006, the Company incurred a net loss of $0.3 million and at December 31, 2006 had a working capital deficit position of $14.9 million. At December 31, 2006 the Company had $0.5 million of cash and cash equivalents and $3.5 million of trade account receivables, net, to fund short-term working capital requirements.

The Company anticipates meeting its cash flow requirements throughout fiscal 2007 and 2008 by, among other things, significantly reducing operating expenses and, due to the seasonality of the Company's business, at times employing short-term financing from Prime Partners, Inc. There can be no assurance that Prime Partners will extend further loans to the Company. In the absence of loans from Prime Partners, the Company may not have access to sufficient funds to meet its working capital needs. For the six months ended December 31, 2006, Prime Partners, Inc. ("Prime Partners"), of which Michael P. Ryan, the Company's President, is a director, an Officer and a significant shareholder, provided short-term loans to the Company in the aggregate amount of $1.5 million for working capital purposes. As of December 31, 2006, the Company owed Prime Partners $2.8 million. These loans accrue 10% interest per annum and are payable on April 15, 2007.

6. BUSINESS COMBINATIONS AND SOLD OFFICES

The Company has financed the sale of three offices with the receipt of notes to be paid over various terms up to 60 months. These notes have guarantees from the respective office purchaser and certain default provisions. All of these notes are non-interest bearing and have been recorded with an 8% discount.


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

On December 31, 2006, the Company assigned to Prime Partners a promissory note to the Company related to the sale of the Company's Colorado Springs, Colorado business as consideration for the reduction of $0.3 million against the $3.1 million of outstanding principal owed to Prime Partners. The balance of the note on December 31, 2006 was $0.3 million.

On December 15, 2006, the Company assigned to Prime Partners a promissory note to the Company related to the sale of the Company's Westport, Connecticut business as consideration for the reduction of $49,075 against the $3.1 million of outstanding principal owed to Prime Partners. The balance of the note on December 15, 2006 was $49,075.

On November 30, 2006 the Company sold its tax preparation and financial planning office located in Westport, Connecticut for $65,000. The Company received $16,250 at the closing and a promissory note for $48,750.

On May 22, 2006, the Company assigned to Prime Partners a promissory note to the Company related to the sale of two of its subsidiaries as consideration for the reduction of $0.7 million against the then $2.0 million of outstanding principal owed to Prime Partners. The balance of the note on May 22, 2006 was $0.7 million.

The scheduled payments for the balance of the term of the remaining notes are as follows:

                For the Years Ended June 30:
                             2007             $ 75,279
                             2008               85,072
                             2009               10,565
                                              --------
                            Total             $170,916
                   Less Allowance               13,399
                                              --------
                            Total             $157,517
                                              ========

7. DEBT

The Company is in default on substantially all of its debt.

On December 26, 2001, the Company closed a $7.0 million financing agreement (the "Loan") with Wachovia. The Loan consisted of a $5.0 million term loan ("Term Loan") and a $2.0 million revolving letter of credit ("Revolving Credit Loan"). On November 27, 2002, the Company and Wachovia entered into a forbearance agreement (the "Forbearance Agreement") whereby Wachovia agreed to forbear from acting on certain defaults of financial covenants by the Company under the Revolving Credit Loan and under the Term Loan. Under the Forbearance Agreement and several amendments thereto, Wachovia modified several large pre-maturity principal payments, increased the "Applicable Margin" to 4.0%, changed the Company's reporting requirements under the Loan and extended the due date of the Loan (the "Maturity Date") several times. On April 1, 2006, the Company and Wachovia entered into Amendment No. 4 to the Forbearance Agreement dated as of November 27, 2002. Pursuant to Amendment No. 4 to the Forbearance Agreement: the Maturity Date was extended from March 10, 2008 to October 10, 2008; commencing on April 10, 2006, the monthly principal payment on the Revolving Credit Loan was reduced from $30,830 to $25,000; commencing on April 10, 2006, the monthly principal payment on the Term Loan was reduced from $35,375 to $25,000; Wachovia


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

delivered to the Company an $862,000 promissory note to the Company dated January 29, 2004, and it cancelled its collateral interest in the promissory note; and Wachovia waived an extra principal payment due on or before April 1, 2006 in the sum of $74,205.42. The Company subsequently transferred the promissory note as consideration for the reduction of $0.7 million against the $2.0 million of outstanding principal as of May 22, 2006 owed to Prime Partners. The Company is in technical default of several other provisions of the Loan, the Forbearance Agreement and the amendments to Forbearance Agreement. However, the Company does not believe that Wachovia will issue a note of default for any of these technical defaults based on the Company's historical experience with Wachovia.

The Company's $5.0 million distribution financing agreement with Travelers closed on November 1, 2000. On September 24, 2002, the Company received a notice from Travelers alleging that the Company was in default under its distribution financing agreement with Travelers due to nonpayment of a $0.1 million penalty for failure to meet sales production requirements as specified in the distribution financing agreement. The Company responded with a letter denying that the Company was in default. Although the Traveler's notice stated that all unpaid interest and principal under the distribution financing agreement were immediately due and payable and that Travelers reserved its rights and remedies under the distribution financing agreement, it also stated that Travelers intended to comply with the terms of the Subordination Agreement between Travelers and Wachovia. The Subordination Agreement greatly restricts the remedies that Travelers may pursue against the Company. No further notices have been received from Travelers. No payments have been made to Travelers since April 2003. Pursuant to the terms of the Subordination Agreement and the Forbearance Agreement, the Company is not permitted to make payments to Travelers.

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

Since the Company is not in compliance with the financial covenants and other obligations in its agreements relating to the Wachovia and Travelers loans, or its agreements with other lenders, and if such lenders elect to pursue their available remedies, the Company's operations and liquidity would be materially adversely affected and the Company could be forced to cease operations. There can be no guarantee that the lenders will agree to terms in the future that are more favorable to the Company than the current arrangements with the lenders.

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


--------------------------------------------------------------------------------

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

Changes in the Company's stock option activity during the six months ended December 31, 2006 were as follows:

           Outstanding, June 30, 2006                         1,108,500
                Granted                                              --
                Exercised                                            --
                Expired                                        (250,000)
                Canceled                                             --
                                                              ---------
           Outstanding, December 31, 2006                       858,500

           Exercisable December 31, 2006                        858,500

9. RELATED PARTY TRANSACTIONS

A trust, of which Ted H. Finkelstein, the Company's Vice President and General Counsel as of February 1, 2007, is the trustee ("the Trust"), made a short-term loan to Prime Partners for $0.3 million on July 18, 2006, which accrues interest at 10% per annum. On October 16, 2006, the Trust made an additional short-term loan to Prime Partners for $0.2 million, which accrues interest at 10% per annum. As of February 1, 2007, Prime Partners owed the Trust $0.5 million which is payable on April 15, 2007. As security for the total loan in the amount of $0.5 million, Prime Partners gave the Trust a security interest in the note related to the sale of two of its subsidiaries that the Company assigned to Prime Partners on May 22, 2006 which is payable on April 15, 2007.

10. EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) plan for the benefit of its eligible employees. The Company makes annual matching contributions to the plan at its discretion. The aggregate cost of contributions made by the Company to the 401(k) plan was zero during the fiscal years ended June 30, 2006 and 2005. The Company submitted its 5500 filing for fiscal year 2005 in September 2006 and audits for the fiscal periods ended 2002, 2003, 2004 and 2005 are completed. A hearing was held with the United States Department of Labor regarding fines for late 5500 filings for fiscal years 2002, 2003, and 2004. On December 12, 2006, the United States Department of Labor approved a Consent Findings and Order between the Company and the Employee Benefits Security Administration dated December 6, 2006. The Consent Findings and Order advised that the Company had previously failed to file annual reports under the Employee Retirement Income Security Act of 1974 (ERISA), but that the Company had subsequently achieved substantial compliance with ERISA and prevailing regulations. In November 2006 the Company paid a penalty of $36,000 for its previous failure to file and the matter is now settled and closed.


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

11. ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                  December 31,       June 30,
                                                      2006             2006
                                                  ----------------------------
Accounts payable                                  $ 1,939,988      $ 2,370,279
Commission payable                                  3,789,024        3,626,163
Accrued compensation                                  276,436          269,235
Accrued bonus                                          58,371           59,000
Accrued related party compensation and bonus          374,214          572,916
Accrued related party other                           250,000          250,000
Accrued vacation                                       80,457          188,121
Accrued settlement fees                               557,556          954,748
Accrued audit fees & tax fees                         123,750          185,000
Accrued interest                                    2,119,046        1,811,672
Accrued other                                         536,899          672,772
                                                  ----------------------------
    Total Revenue                                 $10,105,741      $10,959,906
                                                  ============================

12. SUBSEQUENT EVENTS

On January 4, 2007, Prime Partners loaned the Company an additional $0.1 million and the Company repaid the $0.1 million on January 12, 2007. As of January 22, 2007 the Company owed Prime Partners $2.8 million. These loans pay 10% interest per annum and are payable on April 15, 2007.

On January 1, 2007, the Company entered into four asset purchase agreements to purchase tax preparation and accounting businesses. The purchase price is equal to a percentage of gross revenue generated from the preparation of tax returns of the clients and from accounting services rendered to clients during the period January 1, 2007 through December 31, 2007. In addition the Company paid the sellers at closing $10,000 for tangible personal property and down payments of $114,500. In March 2007 the Company will pay the sellers an additional installment payment of $114,500 and the balance of the purchase price will be paid in January 2008, based on the gross revenue generated.

On February 1, 2007 Ted H. Finkelstein was appointed Vice President and General Counsel by the Board of Directors, replacing Daniel Wieneke who resigned as Senior Vice President and General Counsel of the Company on December 8, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such statements, including statements regarding the implementation and impact of accounting treatments, working capital needs and sources, the Company's expectations regarding payment of purchase price in connection with acquisitions, the effects of defaults under the Company's loan arrangements, the Company's expectations regarding its potential insurance coverage and indemnification claims, the Company's expectations regarding actions of its lenders, expectations regarding the sale of Company assets, expenses, estimates of timing for and contributions to future profitability, if any, the effects of the Company's delisting from Nasdaq, resources necessary to comply with Sarbanes-Oxley Section 404, effects of the


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Securities and Exchange Commission's ("SEC") investigation of the Company, the effects and outcome of litigation against the Company and against its directors and officers, trends and changes in the Company's product mix and its emphasis on certain products, the Company's revenues and the seasonal nature of its revenues, the Company's expectations regarding its ability to control expenses and its efforts to build brand awareness, and the Company's activities to limit market risk are based upon current information, expectations, estimates and projections regarding the Company, the industries and markets in which the Company operates, and management's assumptions and beliefs relating thereto. Words such as "will," "plan," "expect," "remain," "intend," "estimate," "approximate," and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecasted in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by federal, state and local authorities and their impact on the lines of business in which the Company and its subsidiaries are involved; unforeseen compliance costs; changes in economic, political or regulatory environments; the impact on the Company if one or more of the Company's lenders elects to pursue its available remedies as a result of the Company's default under applicable loan documents with such lender; changes in competition and the effects of such changes; the departure of key Company personnel; the inability to implement the Company's strategies; changes in management and management strategies; the Company's inability to successfully design, create, modify and operate its computer systems and networks; litigation, arbitration and investigations involving the Company and its directors and officers; decreased liquidity and share price and difficulty raising capital resulting from our delisting from Nasdaq and other factors; the impact of our delisting from Nasdaq on our business generally and on our share price and the trading market in our securities; internal control deficiencies and the Company's potential inability to remedy them; and other risks including those described in Item 1A."Risk Factors" of this quarterly report on Form 10-Q. Readers should take these factors into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The reader should, however, consult further disclosures the Company may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Where appropriate, prior years financial statements reflect reclassifications to conform to the current year presentation.

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto set forth in Item 1. "Financial Statements".

OVERVIEW

Gilman + Ciocia, Inc. (together with its wholly owned subsidiaries, the "Company") is a corporation that was organized in 1981 under the laws of the State of New York and reincorporated under the laws of the State of Delaware in 1993. The Company provides federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets, and financial planning services, including securities, insurance and mortgage brokerage services. In fiscal 2006, approximately 90.0% of the Company's revenues were derived from commissions on financial planning services and approximately 10.0% were derived from fees for tax preparation services. As of December 31, 2006, the Company had 28 offices operating in four states (New York, New Jersey, Florida and Pennsylvania).


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

The Company provides financial planning services through both its 28 Company owned offices and through approximately 70 independently owned and operated financial planning offices. The Company office financial planning clients generally are introduced to the Company through the Company's tax return preparation services and educational workshops. The Company believes that its tax return preparation business is inextricably intertwined with its financial planning activities in the Company offices. Future profitability will depend, in part, on the two channels leveraging off each other since many of the same processes, procedures and systems support sales from both channels.

All of the Company's financial planners are employees or independent contractors of the Company and registered representatives of Prime Capital Services, Inc. ("PCS"), a wholly owned subsidiary of the Company. PCS conducts a securities brokerage business providing regulatory oversight and products and sales support to its registered representatives, who provide investment products and services to their clients. PCS earns a share of commissions from the services that the financial planners provide to their clients in transactions for securities, insurance and related products. PCS is a registered securities broker-dealer with the Securities and Exchange Commission ("SEC") and a member of the National Association of Securities Dealers, Inc. ("NASD"). The Company also has a wholly owned subsidiary, Asset & Financial Planning, Ltd. ("AFP"), which is registered with the SEC as an investment advisor. Almost all of the Company's financial planners are also authorized agents of insurance underwriters. The Company is a licensed mortgage broker in the State of New York. GC Capital Corporation, a wholly owned subsidiary of the Company, is also a licensed mortgage broker in the State of Florida. The Company has the capability of processing insurance business through PCS and Prime Financial Services, Inc. ("PFS"), wholly owned subsidiaries, which are licensed insurance brokers, as well as through other licensed insurance brokers. As a result, the Company also earns revenues from commissions for acting as an insurance broker and a mortgage broker.

A majority of the financial planners located in Company offices are also tax preparers. The Company's tax preparation business is conducted predominantly in February, March and April. During the tax season, the Company significantly increases the number of employees involved in tax preparation. During the 2006 tax season, the Company prepared approximately 22,200 United States tax returns.

During the three months ended December 31, 2006, the Company had a net loss of $0.3 compared to a net loss of $0.6 million during the three months ended December 31, 2005. This decrease in net loss is mostly attributable to increased financial planning revenue, the gain from the sale of its Westport, Connecticut business and the Company's efforts to reduce most of its operating expenses, all partially offset by increased commission expense.

At December 31, 2006 the Company had a working capital deficit of $14.9 million. At December 31, 2006 the Company had $0.5 million of cash and cash equivalents and $3.5 million of trade accounts receivables, net, to fund short-term working capital requirements.


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

The Company anticipates meeting its cash flow requirements throughout fiscal 2007 and 2008 by, among other things, significantly reducing operating expenses and, due to the seasonality of the Company's business, at times employing short-term financing from Prime Partners, Inc. There can be no assurance that Prime Partners will extend further loans to the Company. In the absence of loans from Prime Partners, the Company may not have access to sufficient funds to meet its working capital needs. See Note 7 to Notes to Consolidated Financial Statement for a discussion of the Company's debt.

Since the Company is not in compliance with the financial covenants and other obligations in its agreements relating to the Wachovia and Travelers loans, or its agreements with other lenders, and if such lenders elect to pursue their available remedies, the Company's operations and liquidity would be materially adversely affected and the Company could be forced to cease operations. There can be no guarantee that the lenders will agree to terms in the future that are more favorable to the Company than the current arrangements with the lenders.

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


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2005

The following table presents revenue by product line and brokerage revenue by product type:

                                              For the Three Months Ended
                                                     December 31
Consolidated Revenue Detail                                           % Change
                                          2006           2005           06-05
                                      -----------------------------------------
Revenue by Product Line
Brokerage Commissions                 $ 8,712,096    $ 8,438,170            3.2%
Insurance Commissions                     258,712        205,242           26.1%
Advisory Fees                           2,454,031      2,241,299            9.5%
Tax Preparation Fees                      301,421        320,987           -6.1%
Lending Services                          135,813        174,694          -22.3%
Marketing Revenue                         168,816        167,041            1.1%
                                      -----------------------------------------
    Total Revenue                     $12,030,889    $11,547,433            4.2%
                                      =========================================

Brokerage Revenue by Product Type
Mutual Funds                          $ 1,460,824    $ 1,283,340           13.8%
Equities, Bonds & UIT                     342,007        289,321           18.2%
Annuities                               4,764,774      4,588,704            3.8%
Trails                                  1,739,593      1,864,231           -6.7%
All other products                        404,898        412,574           -1.9%
                                      -----------------------------------------
    Brokerage Revenue                 $ 8,712,096    $ 8,438,170            3.2%
                                      =========================================

The Company's total revenues for the three months ended December 31, 2006 were $12.0 million compared to $11.5 million for the three months ended December 31, 2005, an increase of $0.5 million or 4.2%. The Company's total revenues for the three months ended December 31, 2006 consisted of $11.7 million for financial planning services and $0.3 million for tax preparation services. Financial planning services represented approximately 97.0% and tax preparation services represented approximately 3.0% of the Company's total revenues during the three months ended December 31, 2006. The Company's total revenues for the three months ended December 31, 2005 consisted of $11.2 million for financial planning services and $0.3 million for tax preparation services. Financial planning services represented approximately 97.0% and tax preparation fees represented approximately 3.0% of the Company's total revenues during the three months ended December 31, 2005.

Financial planning revenue increased $0.5 million, or 4.5%, for the three months ended December 31, 2006 compared with the same period last year. The increase in revenue was mostly due to increases in mutual funds, advisory fees and increased annuities mostly due to the realization of actual revenue less than estimates for the three months ended December 31, 2005. The Company's continued efforts to diversify its revenue to more recurring revenue streams are reflected in the increase of advisory fees by $0.2 million for the three months ended December 31, 2006.

For the three months ended December 31, 2006, revenues from recurring revenue sources (advisory and trails) increased to $4.2 million, up $0.1 million from $4.1 million for the three months ended December 31, 2005, representing a 2.1% increase in recurring revenue. The increase in recurring revenues is the result of higher assets under management and assets under custody, partially offset from the realization of actual trail revenues higher than estimates made at September 30, 2005.


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

As indicated in the following table, as of December 31, 2006, assets under AFP management increased $85.3 million, to $645.5 million, up from $560.2 million as of December 31, 2005. This increase is attributable to increases in assets under management, as well as market fluctuations. As of December 31, 2006, total Company assets under custody were $4.6 billion, up $185.0 million from the fiscal year ended June 30, 2006 and up $385.7 million from December 31, 2005 one year ago.

The following table presents the market values of assets under AFP management:

                                           Market Value as of December 31,
                                       2006            2005          % Increase
                                   --------------------------------------------
Annuities                           349,081,168     340,330,252             2.6%
Brokerage                           296,369,482     219,871,338            34.8%
                                   --------------------------------------------
Total Assets Under Management      $645,450,650    $560,201,590            15.2%
                                   ============================================

The following table presents the market values of total Company assets under custody:

                                            Total Company
                Market Value as of       Assets Under Custody
                ------------------       --------------------

                    12/31/2006              $4,648,292,500
                     9/30/2006              $4,543,796,200
                     6/30/2006              $4,463,247,700
                     3/31/2006              $4,446,357,600
                    12/31/2005              $4,262,634,300

The Company's total operating expenses for the three months ended December 31, 2006 were $12.2 million, up $0.3 million or 2.5%, compared to $11.9 million for the three months ended December 31, 2005. This increase is mostly due to increased commission expense and brokerage fees and licenses, partially offset by lower salaries, general administrative expenses, advertising, and rent.

For the three months ended December 31, 2006, commission expense was $7.7 million compared to $6.7 million for the three months ended December 31, 2005. This increase is mostly attributable to an increase in revenues and the realization of actual commission expense more than estimates made at September 30, 2005.

Salaries decreased by $0.1 million, or 5.2% in the three months ended December 31, 2006 compared with the same period last year. This decrease is attributable to staff reductions in the fourth quarter of fiscal 2006.

General and administrative expenses decreased $0.5 million or 27.5% in the three months ended December 31, 2006 compared with the same period last year. This decrease is primarily attributable to decreases in general office expense as a result of office closings and consolidations, tighter cost controls, reduced client settlement expense, as well as reduced bad debt expense resulting from the reversal of the established allowance related to certain gross receivables transferred to Prime Partners, Inc. at face value to reduce the outstanding principle owed to Prime Partners, Inc.


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Advertising expense was $0.2 million for the three months ended December 31, 2006, compared with $0.3 million for the same period last year. This decrease is mostly due to the Company's efforts to find less expensive advertising channels, but still maintain brand awareness.

Brokerage fees and licenses was $0.4 million for the three months ended December 31, 2006, compared with $0.3 million for the same period last year. This increase is mostly due to increased financial planning revenue for the three months ended December 31, 2006.

Rent was $0.5 million for the three months ended December 31, 2006, compared with $0.6 million for the same period last year. This decrease in rent is due to the closing and consolidation of Company offices during the first and second quarter of fiscal 2007.

The Company's loss from continuing operations before other income and expenses for the three months ended December 31, 2006 was $0.2 million compared with $0.3 million for the three months ended December 31, 2005, a decreased loss of $0.2 million. This decrease in losses is mostly attributable to increased financial planning revenue, reduced salaries, general administrative expenses, advertising and rent, partially offset by increased commission expense.

Other income, net was $0.1 million for the three months ended December 31, 2006, compared with $6,773 for the same period last year. This increase in other income is due to the gain on the sale of the Company's Westport, Connecticut business during the three months ended December 31, 2006.

The Company's net loss for the three months ended December 31, 2006 is $0.3 million compared with $0.6 million for the three months ended December 31, 2005. This decrease is mostly attributable to increased financial planning revenue, the gain from the sale of its Westport, Connecticut business and the Company's efforts to reduce its operating expenses, partially offset by increased commission expense.


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 2006 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2005

The following table presents revenue by product line and brokerage revenue by product type:

                                              For the Six Months Ended
                                                    December 31
Consolidated Revenue Detail                                          % Change
                                         2006           2005          06-05
                                     -----------------------------------------
Revenue by Product Line
Brokerage Commissions                $16,392,512    $16,940,635           -3.2%
Insurance Commissions                    597,441        956,791          -37.6%
Advisory Fees                          4,965,647      4,441,290           11.8%
Tax Preparation Fees                     709,941        783,814           -9.4%
Lending Services                         313,032        379,016          -17.4%
Marketing Revenue                        551,523        536,317            2.8%
                                     -----------------------------------------
    Total Revenue                    $23,530,096    $24,037,863           -2.1%
                                     =========================================

Brokerage Revenue by Product Type
Mutual Funds                         $ 2,235,658    $ 2,535,957          -11.8%
Equities, Bonds & UIT                    594,386        618,450           -3.9%
Annuities                              9,276,629      9,585,135           -3.2%
Trails                                 3,581,366      3,316,057            8.0%
All other products                       704,473        885,036          -20.4%
                                     -----------------------------------------
    Brokerage Revenue                $16,392,512    $16,940,635           -3.2%
                                     =========================================

The Company's total revenues for the six months ended December 31, 2006 were $23.5 million compared to $24.0 million for the six months ended December 31, 2005, a decrease of $0.5 million or 2.1%. The Company's total revenues for the six months ended December 31, 2006 consisted of $22.8 million for financial planning services and $0.7 million for tax preparation services. Financial planning services represented approximately 97.0% and tax preparation services represented approximately 3.0% of the Company's total revenues during the six months ended December 31, 2006. The Company's total revenues for the six months ended December 31, 2005 consisted of $23.3 million for financial planning services and $0.8 million for tax preparation services. Financial planning services represented approximately 97.0% and tax preparation fees represented approximately 3.0% of the Company's total revenues during the six months ended December 31, 2005.

Financial planning revenue declined $0.4 million, or 1.9%, for the six months ended December 31, 2006 compared with the same period last year. The decline in revenue affected almost every major product category of the Company, including mutual funds, annuities and insurance commissions. The decline in revenue is mostly attributable to sales representative attrition, partially offset by an increase in production from existing representatives. The Company's continued efforts to diversify its revenue to more recurring revenue streams are reflected in the increase of advisory fees and trails by $0.5 million and $0.3 million, respectively.

For the six months ended December 31, 2006, the Company's tax preparation revenue was $0.7 million compared to $0.8 million for the six months ended December 31, 2005. This decline in revenue is attributable to the Company's sale of its Colorado office during the first quarter of fiscal 2006 and tax preparer attrition in several of its offices during the six months ended December 31, 2006.


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

For the six months ended December 31, 2006, revenues from recurring revenue sources (advisory and trails) increased to $8.5 million, up $0.8 million from $7.8 million for the six months ended December 31, 2005, representing a 10.2% increase in recurring revenue. For the six months ended December 31, 2006, recurring revenue was 36.3% of the Company's total revenue compared to 32.3% for the six months ended December 31, 2005. The increase in recurring revenues is the result of higher assets under management and assets under custody.

The Company's total operating expenses for the six months ended December 31, 2006 were $24.0 million, down $1.3 million, or 5.3%, compared to $25.4 million for the six months ended December 31, 2005. This decrease is mostly attributable to lower salaries, general administrative expenses, advertising, brokerage fees and licenses, and rent, partially offset by higher commission expense.

For the six months ended December 31, 2006, commission expense was $14.7 million compared to $14.5 million for the six months ended December 31, 2005. This increase is mostly attributable to the realization of actual commission expense more than estimates made at June 30, 2005.

Salaries decreased by $0.4 million, or 8.9% in the six months ended December 31, 2006 compared with the same period last year. This decrease is attributable to staff reductions in the fourth quarter of fiscal 2006.

General and administrative expenses decreased $1.0 million or 27.8% in the six months ended December 31, 2006 compared with the same period last year. This decrease is primarily attributable to decreases in general office expense and professional fees, as well as bad debt expense resulting from the reversal of the established allowance related to certain gross receivables transferred to Prime Partners, Inc. and to certain receivables where collectibility is more favorable.

Advertising expense was $0.6 million for the six months ended December 31, 2006 compared with $0.7 million for the same period last year. This decrease is mostly due to the Company's efforts to find less expensive advertising channels, but still maintain brand awareness.

Brokerage fees and licenses were $0.7 million for the six months ended December 31, 2006 compared with $0.8 million for the same period last year. The decrease was mostly due to the decline in financial planning revenue.

Rent was $1.0 million for the six months ended December 31, 2006, compared with $1.1 million for the same period last year. This decrease in rent is due to the closing and consolidation of Company offices during the first and second quarters of fiscal 2007.

The Company's loss from continuing operations before other income and expenses for the six months ended December 31, 2006 was $0.5 million compared with a loss of $1.3 million for the six months ended December 31, 2005, a decreased loss of $0.8 million. This decrease in losses is mostly attributable to reduced operating expenses, including reduced salaries and general administrative expenses, partially offset by declines in financial planning revenue and higher commission expense mostly attributable to the realization of actual commission expense more than estimates made at June 30, 2005.


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Other income, net was $0.6 million for the six months ended December 31, 2006, compared with $21,911 for the same period last year. This increase in other income is due to the recognition of deferred income related to the Company's renewed clearing agreement and the gain on the sale of the Company's Westport, Connecticut business during the six months ended December 31, 2006.

The Company's net loss for the six months ended December 31, 2006 is $0.3 million compared with $1.7 million for the six months ended December 31, 2005. This decrease in loss is mostly attributable to the Company's efforts to reduce its operating expenses and its recognition of deferred income of $0.6 million related to its renewed clearing agreement and its gain on the sale of its Westport, Connecticut business, partially offset by reduced financial planning revenue and higher commission expense mostly attributable to the realization of actual commission expense more than estimates made at June 30, 2005.


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2006 and during fiscal 2006, the Company was in default of certain covenants under (i) its $7.0 million term loan/revolving letter of credit financing with Wachovia Bank, National Association ("Wachovia"), and (ii) its $5.0 million distribution financing with Travelers Insurance Company ("Travelers").

As a result of a number of defaults under its agreements with Wachovia, on November 27, 2002, the Company entered into a debt forbearance agreement with Wachovia and subsequently amended the debt forbearance agreement as of June 18, 2003, March 4, 2004, March 1, 2005 and April 1, 2006. Travelers has claimed several defaults under its distribution financing agreement, but has acknowledged that it is subject to the terms of a subordination agreement with Wachovia (the "Subordination Agreement"), which restricts the remedies it can pursue against the Company. The Company's debt to Rappaport Gamma Limited Partnership (the "Rappaport Loan") was due on October 30, 2002. The Rappaport Loan is subordinated to the Wachovia loan. The Rappaport Loan was sold to a group of Company management and employees (the "Purchasing Group") on April 29, 2005. The members of the Purchasing Group include Prime Partners, Inc. ("Prime Partners"), a corporation controlled by Michael Ryan, a director, an officer and a significant shareholder of the Company, James Ciocia, the Chairman of the Company, Christopher Kelly, former General Counsel of the Company, Kathryn Travis, the Secretary and a director of the Company, Dennis Conroy, the Chief Accounting Officer of the Company, Ted Finkelstein, Vice President and General Counsel of the Company as of February 1, 2007, and certain other Company employees. The Purchasing Group agreed to reduce the principal balance of the Rappaport Loan from $1.0 million to $0.8 million and extended the maturity date to April 29, 2009. Pursuant to the terms of the Rappaport Loan, members of the Purchasing Group, as holder of the Rappaport Loan, are entitled to receive, in the aggregate, as interest, 180,000 shares of the Company's common stock annually while the debt remains unpaid. As a result of these defaults, the Company's debt as to those lenders has been classified as current liabilities on its financial statements. Upon the purchase of the Rappaport Loan by the Purchasing Group, however, the Rappaport Loan was reclassified as a related party transaction. See Note 7 to Notes to Consolidated Financial Statement for a discussion of the Company's debt.

As a result of these defaults, the Company's debt as to these lenders has been classified as current liabilities on its financial statements. Upon the purchase of the Rappaport Loan by the Purchasing Group, however, the Rappaport Loan was reclassified as a related transaction.

During the six months ended December 31, 2006, the Company incurred a net loss of $0.3 and at December 31, 2006 had a working capital deficit position of $14.9 million. At December 31, 2006 the Company had $0.5 million of cash and cash equivalents, $0.1 million in marketable securities and $3.5 million of trade account receivables, net, to fund short-term working capital requirements. PCS is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires that PCS maintain minimum regulatory net capital of $100,000 and, in addition, that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to one. At December 31, 2006 the Company was in compliance with this regulation.

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


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

As a result of the Company's renegotiations with Wachovia, which resulted in the execution of Amendment No. 4 to the Forbearance Agreement as of April 1, 2006, notwithstanding the defaults with Wachovia, the Company's debt service requirements have been significantly reduced below those of the quarter ended December 31, 2005.

Additionally, during the third and fourth quarters of the Company's fiscal year, significantly more cash is typically generated from its tax preparation business than during the first and second quarters of the Company's fiscal year.

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

The Company anticipates meeting its cash flow requirements throughout fiscal 2007 and 2008 by, among other things, significantly reducing operating expenses and, due to the seasonality of the Company's business, at time employing short-term financing from Prime Partners, Inc. There can be no assurance that Prime Partners will extend further loans to the Company. In the absence of loans from Prime Partners, the Company may not have access to sufficient funds to meet its working capital needs. For the six months ended December 31, 2006, Prime Partners, of which Michael P. Ryan, the Company's President, is a director, an Officer and a significant shareholder, provided short-term loans to the Company in the aggregate amount of $1.5 million for working capital purposes. These loans pay 10% interest per annum. As of December 31, 2006, the Company owed Prime Partners $2.8 million.

The Company's net cash used in operating activities was $1.0 million for the six months ended December 31, 2006, compared with net cash used in operating activities of $0.7 million for the six months ended December 31, 2005. The increase of $0.3 million in net cash used in operating activities was primarily attributable to increased cash outflows to pay down accounts payable and accrued


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

expenses, partially offset by significant improvements in earnings compared with the same period last year. The first and second quarters of the Company's fiscal year are typically its weakest quarters for generating cash flow from operations and the third quarter of its fiscal year is typically its strongest. During the first and second quarter, the Company borrowed additional funds from Prime Partners to meet operating cash shortfalls.

Net cash provided by investing activities was $19,490 for the six months ended December 31, 2006 compared with net cash provided by investing activities of $72,657 for the six months ended December 31, 2005. The decrease in net cash provided by investing activities was mostly attributable to increased receivables from employees for the six months ended December 31, 2006 related to forgiveable loans as a result of the Company's recruiting efforts as well as lower cash receipts from office sales during the six months ended December 31, 2006.

Net cash provided by financing activities was $0.4 million for the six months ended December 31, 2006 compared with net cash provided by financing activities of $0.6 million for the six months ended December 31, 2005. The decrease in cash provided is due primarily to decreased borrowings from Prime Partners due to improvements in operating cash shortfalls and by reduced payments on bank loans and capital leases.

Non-cash items affecting both investing and financing activities included the transfer of notes receivables related to the sale of two offices during the six month period ended December 31, 2006 to Prime Partners to reduce the Company's debt to Prime Partners in the amount of $0.3 million.

MARKET FOR COMPANY'S COMMON EQUITY

The shares of the Company's common stock were delisted from The Nasdaq Stock Market in August 2002 and are now traded on what is commonly referred to as the "pink sheets". As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. In addition, the Company is subject to Rule 15c2-11 promulgated by the SEC. If the Company fails to meet criteria set forth in such Rule (for example, by failing to file periodic reports as required by the Exchange Act), various practice requirements are imposed on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have a material adverse effect on the ability of broker-dealers to sell the Company's securities, which may materially affect the ability of shareholders to sell the securities in the secondary market. The delisting could make trading the Company's shares more difficult for investors, potentially leading to further declines in the share price. It would also make it more difficult for the Company to raise additional capital. Due to the delisting, the Company would also incur additional costs under state blue-sky laws if the Company were to sell equity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To date, the Company's exposure to market risk has been limited and it is not currently hedging any market risk, although it may do so in the future. The Company does not hold or issue any derivative financial instruments for trading


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In performing its audit of our Consolidated Financial Statements for fiscal 2006, our independent auditors, Sherb & Co., LLP ("Sherb"), notified our Board of Directors of a material weakness in internal controls under standards established by the American Institute of Certified Public Accountants. Reportable conditions and material weaknesses involve matters coming to the attention of our auditors relating to significant deficiencies in the design or operation of internal controls that, in their judgment, could adversely affect our ability to record, process, summarize, and report financial data consistent with the assertions of management in the consolidated financial statements.

Sherb designed its audit procedures to address the matter described below in order to obtain reasonable assurance that the financial statements are free of material misstatement and to issue an unqualified audit report.

A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of June 30, 2006, the Company did not maintain effective controls over the completeness and accuracy of its legal and litigation reserves. Specifically, the Company did not have effective controls over estimating and monitoring the legal and litigation reserves recorded as a liability. This control deficiency resulted in a material amount of audit adjustments being recorded as a result of the fiscal 2006 annual audit. Management believes that such control deficiency represents a material weakness in internal control over financial reporting that results in a reasonable likelihood that a material misstatement in our financial statements will not be prevented or detected by our employees in the normal course of performing their assigned functions.

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

Changes in Internal Controls

There were no changes in internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected or that are likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Significant deficiencies in internal controls over financial reporting raise doubts about the Company's ability to comply with financial reporting laws and regulations and to publish accurate financial statements

The Company has been advised by Sherb & Co., LLP, its auditors, of the existence of a reportable condition involving significant deficiencies in the design and operation of the Company's internal controls over financial reporting that could adversely affect the Company's ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. Specifically, the Company did not have effective controls over estimating and monitoring the legal and litigation reserves recorded as a liability. A material weakness is defined as a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. The presence of a material weakness in our controls and procedures means there is a more than remote likelihood that a material misstatement in our annual or interim financial results will not be prevented or detected, which could result in material harm to our business and financial position.

The Company's substantial debt and decreased access to capital could result in insufficient funds to meet its working capital requirements

The Company is currently and has been operating with low levels of capital during recent periods. While the Company itself is not subject to any minimum


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

capital requirement, it requires working capital to pay salaries, pay vendors, including landlords, and otherwise operate its business. At December 31, 2006 the Company had a working capital deficit of $14.9 million and the Company has regularly been forced to borrow from Prime Partners, a corporation controlled by Michael Ryan, a director, an officer and a significant shareholder of the Company, to pay its obligations. In fiscal 2006, Prime Partners extended short-term loans to the Company in the aggregate amount of $3.1 million for working capital purposes. At December 31, 2006, the Company owed Prime Partners $2.8 million. On January 4, 2007, Prime Partners loaned the Company an additional $0.1 million, which was repaid on January 12, 2007. As of February 8, 2007 the Company owed Prime Partners $2.8 million.

Changing laws and regulations have resulted in increased compliance costs for the Company, which could affect its operating results

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and newly enacted SEC regulations have created additional compliance requirements for companies in a similar industry as the Company. The Company is committed to maintaining high standards of internal controls over financial reporting, corporate governance and public disclosure. As a result, the Company intends to invest appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. See
Item 4."Controls and Procedures."

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


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

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

Additionally, federal and state governments may in the future become direct competitors to the Company's tax offerings. Were federal and state governments to provide their own software and electronic filing services to taxpayers at no charge it could have a material adverse effect on business, financial condition and results of operations. The federal government has recently proposed legislation that could further this initiative.

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


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Departure of key personnel could adversely affect the Company's operations

If any of the Company's key personnel were to leave its employ, the Company's operations may be adversely affected. The Company believes that its ability to successfully implement its business strategy and operate profitably depends on the continued employment of James Ciocia, its Chairman of the Board, Michael Ryan, its President and Chief Executive Officer, Ted H. Finkelstein, its Vice President and General Counsel as of February 1, 2007, Kathryn Travis, its Secretary, Carole Enisman, its Executive Vice President of Operations, and Dennis Conroy, its Chief Accounting Officer. Michael Ryan and Carole Enisman are married. If any of these individuals become unable or unwilling to continue in his or her present position, the Company's business and financial results could be materially adversely affected.

The bankruptcy of a key director could adversely affect the confidence of potential investors in the Company's common stock

On December 28, 2005, Stephen J. Gilbert, a director of the Company, filed a motion to convert his personal Chapter 11 bankruptcy case to a Chapter 7 case. On June 6, 2006, a Discharge of Debtor was granted to Mr. Gilbert by the United States Bankruptcy Court under Section 727 of the Bankruptcy Code. The bankruptcy of a key director could adversely affect the confidence of potential investors of the Company's common stock.

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

In addition, making fraudulent statements on a tax return, willfully delivering fraudulent documents to the IRS and unauthorized disclosure of taxpayer information may constitute criminal offenses. If the Company were to be charged with a criminal offense and found guilty, or if any of its employees or executives were convicted of a criminal offense, in addition to the costs of defense and possible fines, the Company would likely experience an adverse effect to its reputation, which could directly lead to a decrease in revenues from the loss of clients.

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


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Furthermore, the small percentage of CPAs or tax attorneys available to provide assistance and guidance to the Company's tax preparers may increase the risk of the improper preparation of tax returns by the Company. The improper preparation of tax returns could result in significant defense expenses and civil liability.

Government initiatives that simplify tax return preparation could reduce the need for the Company's services as a third party tax return preparer

Many taxpayers seek assistance from paid tax return preparers such as the Company because of the level of complexity involved in the tax return preparation and filing process. From time to time, government officials propose measures seeking to simplify the preparation and filing of tax returns or to provide additional assistance with respect to preparing and filing such tax returns. The passage of any measures that significantly simplify tax return preparation or otherwise reduce the need for a third party tax return preparer could reduce demand for the Company's services, causing its revenues or profitability to decline.

Initiatives that improve the timing and efficiency of processing tax returns could reduce the demand for financial products available to the Company's customers and demand for its services

The Company's performance depends in part on its customers' interest in obtaining the various financial products available through its offices. The federal government and various state and local municipalities have, from time to time, announced initiatives designed to modernize their operations and improve the timing and efficiency of processing tax returns and delivery of tax refunds. If tax authorities are able to increase the speed and efficiency with which they process tax returns and deliver tax refunds, the demand for financial products and demand for the Company's tax preparation services could be reduced, causing its revenues or profitability to decline.

Changes in the tax law that result in a decreased number of tax returns filed or a reduced size of tax refunds could harm the Company's business

From time to time, the United States Treasury Department and the IRS adopt policy and rule changes and other initiatives that result in a decrease in the number of tax returns filed or reduce the size of tax refunds. Similar changes in the tax law could reduce demand for the Company's services, causing its revenues or profitability to decline.

The highly seasonal nature of the Company's business presents a number of financial risks and operational challenges which if the Company fails to meet could materially affect its business

The Company's business is highly seasonal. The Company generates substantially all its tax preparation revenues during the tax season, which is the period from January 1 through April 30. The concentration of these revenue-generating activity during this relatively short period presents a number of operational challenges for the Company including: (i) cash and resource management during the first eight months of its fiscal year, when the Company generally operates at a loss and incurs fixed costs and costs of preparing for the upcoming tax season; (ii) flexible staffing, because the number of employees at the Company's offices during the peak of the tax season is exponentially higher than at any other time; (iii) accurate forecasting of revenues and expenses; and (iv) ensuring optimal uninterrupted operations during peak season, which is the period from late January through February.


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

If the Company were unable to meet these challenges or was to experience significant business interruptions during the tax season, which may be caused by labor shortages, systems failures, work stoppages, adverse weather or other events, many of which are beyond the its control, the Company could experience a loss of business, which could have a material adverse effect on its business, financial condition and results of operations.

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


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

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

      o     Earthquake, fire, flood or other natural disaster; or

      o     An act of war or terrorism.


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

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

The Company has a history of losses and may incur losses in the future

The Company incurred losses in fiscal years 2005 and 2006 and may incur losses again in the future. As of December 31, 2006, the Company's accumulated deficit was $34.6 million. If the Company fails to become profitable, the value of your investment may not increase or may decline.

Failure to comply with laws and regulations that protect customers' personal information could result in significant fines and harm the Company's brand and reputation

The Company manages highly sensitive client information in all of its operating segments, which is regulated by law. Problems with the safeguarding and proper use of this information could result in regulatory actions and negative publicity, which could adversely affect the Company's reputation and results of operations.

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

                                               GILMAN + CIOCIA, INC.


Dated: February 14, 2007                       By: /s/ Michael P. Ryan
                                                   -----------------------------
                                                   Chief Executive Officer


Dated: February 14, 2007                       By: /s/ Dennis Conroy
                                                   -----------------------------
                                                   Chief Accounting Officer


--------------------------------------------------------------------------------
                                    Page 40