Form 10-Q
period 2007-03-31
GILMAN & CIOCIA INC
filed 2007-05-15
CIK 914142

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

                  For the quarterly period ended March 31, 2007

                                       or

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

As of May 7, 2007, 9,687,591 shares of the issuer's common stock, $0.01 par value, were outstanding.

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS                                                Page

     Consolidated Balance Sheets as of March 31, 2007 and June 30, 2006......  3

     Consolidated Statements of Operations for the Three Months and Nine
     Months Ended March 31, 2007 and March 31, 2006 .........................  4

     Consolidated Statements of Cash Flows for the Nine
     Months Ended March 31, 2007 and March 31, 2006   .......................  5

     Supplemental Disclosures to Consolidated Statements of Cash Flows.......  6

     Notes to Consolidated Financial Statements..............................  7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................................. 18

Item 3. Quantitative and Qualitative Disclosures About Market Risk........... 32

Item 4. Controls and Procedures ............................................. 33

PART II - OTHER INFORMATION

Item 1A. Risk Factors ....................................................... 34

Item 3. Defaults Upon Senior Securities ..................................... 37

Item 6. Exhibits ............................................................ 37

SIGNATURES................................................................... 38

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                                                        Unaudited          Audited
                                                                                         March 31,         June 30,
                                                                                           2007              2006
                                                                                      ------------------------------
Assets

Cash & Cash Equivalents                                                               $  1,015,341      $  1,123,988
Marketable Securities                                                                       47,837           245,841
Trade Accounts Receivable (less allowance of $125,230 at March 31, 2007
   and $200,991 at June 30, 2006)                                                        3,969,020         3,590,194
Receivables from Employees (less allowance of $940,486 at March 31, 2007
   and $880,504 at June 30, 2006)                                                          857,729           549,058
Due From Office Sales (less allowance of $8,586 at March 31, 2007 and less discount of $4,772 and $6,725 at March 31, 2007 and June 30, 2006,
   respectively)                                                                            89,492           188,590
Prepaid Expenses and Other Current Assets                                                  813,058           707,290
                                                                                      ------------------------------
    Total Current Assets                                                                 6,792,477         6,404,961

Property and Equipment (less accumulated depreciation of $6,020,446
   at March 31, 2007 and $5,660,050 at June 30, 2006)                                    1,129,672         1,272,728
Goodwill                                                                                 3,877,519         3,843,828
Intangible Assets (less accumulated amortization of $5,522,839 at
   March 31, 2007 and $5,184,185 at June 30, 2006)                                       4,648,647         4,612,722
Other Assets                                                                               407,219           502,053
                                                                                      ------------------------------
    Total Assets                                                                      $ 16,855,534      $ 16,636,292
                                                                                      ==============================
Liabilities and Shareholders' Equity (Deficit)

Accounts Payable and Accrued Expenses                                                 $ 10,823,190      $ 10,959,906
Current Portion of Notes Payable and Capital Leases                                      6,312,441         6,715,076
Deferred Income                                                                            304,762           387,433
Due to Related Parties                                                                   3,634,817         2,938,557
                                                                                      ------------------------------
    Total Current Liabilities                                                           21,075,210        21,000,972

Long Term Portion of Notes Payable and Capital Leases                                      252,315           372,337
Deferred Income - Non Current and Other                                                         --           442,565
                                                                                      ------------------------------
    Total Liabilities                                                                   21,327,525        21,815,874

Shareholders' Equity (Deficit)

Preferred Stock, $0.001 par value; 100,000 shares authorized; none issued                       --                --
Common Stock, $0.01 par value 20,000,000 shares authorized; 9,726,124 and 10,627,740 shares issued at March 31, 2007 and June 30, 2006,
   respectively                                                                             97,261           106,276
Additional Paid in Capital                                                              29,068,242        29,487,206
Common Stock held in Treasury at cost, 68,533 and 1,117,149 at
   March 31, 2007 and June 30, 2006, respectively                                          (29,453)         (480,113)
Accumulated Deficit                                                                    (33,608,041)      (34,292,951)
                                                                                      ------------------------------
    Total Shareholders' (Deficit)                                                       (4,471,991)       (5,179,582)
                                                                                      ------------------------------
Total Liabilities & Shareholders' (Deficit)                                           $ 16,855,534      $ 16,636,292
                                                                                      ==============================

                 See Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                  For the Three Months Ended          For the Nine Months Ended
                                                                           March 31,                          March 31,
                                                                    2007              2006              2007            2006
                                                                -----------------------------       ----------------------------
Revenues
  Financial Planning Services                                   $12,269,986       $12,289,226       $35,090,141      $35,543,275
  Tax Preparation Fees                                            3,024,120         3,428,385         3,734,060        4,212,199
                                                                -----------------------------       ----------------------------
      Total Revenues                                             15,294,106        15,717,611        38,824,201       39,755,474
                                                                -----------------------------       ----------------------------

Operating Expenses
  Commissions                                                     8,532,876         8,789,004        23,272,414       23,269,109
  Salaries                                                        2,420,317         2,634,691         6,356,974        6,954,466
  General & Administrative                                        1,429,674         1,677,817         3,990,300        5,224,179
  Advertising                                                       687,512         1,062,396         1,287,109        1,727,872
  Brokerage Fees & Licenses                                         298,273           368,505         1,004,216        1,119,393
  Rent                                                              504,610           582,688         1,518,873        1,668,025
  Depreciation & Amortization                                       226,427           288,791           699,050          808,795
                                                                -----------------------------       ----------------------------
      Total Operating Expenses                                   14,099,689        15,403,892        38,128,936       40,771,839
                                                                -----------------------------       ----------------------------

Income/(Loss) from Operations
  Before Other Income and Expenses                                1,194,417           313,719           695,265      (1,016,365)
                                                                -----------------------------       ----------------------------
Other Income/(Expenses)
  Interest and Investment Income                                      5,736            29,117            33,776           66,100
  Interest Expense                                                 (215,000)         (201,405)         (662,512)        (652,337)
  Other Income, Net                                                     816             2,922           618,382           24,832
                                                                -----------------------------       ----------------------------
      Total Other Income/(Expense)                                 (208,448)         (169,366)          (10,354)        (561,405)
                                                                -----------------------------       ----------------------------
Income/(Loss) from Operations
  Before Income Taxes                                               985,969           144,353           684,911       (1,577,770)
                                                                -----------------------------       ----------------------------
  Income Taxes/(Benefit)                                                 --           (33,177)               --          (33,177)
                                                                -----------------------------       ----------------------------
      Net Income/(Loss)                                         $   985,969       $   177,530       $   684,911      $(1,544,593)
                                                                =============================       ============================

Weighted Average Number of Common
  Shares Outstanding:
  Basic and Diluted Shares                                        9,639,625         9,178,223         9,591,883        9,155,315

Basic and Diluted Net Income/(Loss) Per Share:
  Net Income/(Loss)                                             $      0.10       $      0.02       $      0.07      $     (0.17)

               See Notes to the Consolidated Financial Statements

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                              For the Nine Months Ended
                                                                                                       March 31,
                                                                                               2007               2006
                                                                                           ------------------------------
Cash Flows from Operating Activities:
Net Income/(Loss):                                                                         $   684,911        $(1,544,593)

Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization                                                                  699,050            808,795
Issuance of common stock for debt default penalties, interest and other                         22,681             16,055
Amortization of debt discount                                                                       --             40,613
Gain on sale of offices                                                                        (65,000)           (24,741)
Loss on sale of equipment and properties                                                            --              1,982
Allowance for doubtful accounts                                                               (289,088)          (929,004)

Changes in assets and liabilities:
Accounts receivable                                                                           (418,506)          (674,226)
Prepaid and other current assets                                                              (105,768)            48,560
Change in marketable securities                                                                198,004            331,671
Other assets                                                                                    16,386            (62,450)
Accounts payable and accrued expenses                                                         (352,366)         1,212,416
Deferred income                                                                               (525,236)           605,913
                                                                                           ------------------------------
Net cash used in operating activities:                                                        (134,932)          (169,009)

Cash Flows from Investing Activities:
Capital expenditures                                                                          (202,599)          (773,170)
Cash paid for acquisitions, net of cash acquired and debt incurred                            (208,513)          (120,000)
Receivables from employees                                                                    (253,206)          (346,968)
Due from office sales                                                                          195,862            360,329
Proceeds from the sale of offices                                                               16,250            161,179
                                                                                           ------------------------------
Net cash used in investing activities:                                                        (452,206)          (718,630)

Cash Flows from Financing Activities:
Proceeds from bank and other loans                                                             593,215            858,137
Proceeds from related parties                                                                1,663,500          2,053,124
Payments of bank loans and other loans                                                      (1,114,724)        (1,070,672)
Payments to related parties                                                                   (663,500)        (1,036,607)
                                                                                           ------------------------------
Net cash provided by financing activities:                                                     478,491            803,982

Net change in cash and cash equivalents                                                       (108,647)           (83,657)
Cash and cash equivalents at beginning of period                                             1,123,988            667,054
Cash and cash equivalents at end of period                                                 $ 1,015,341        $   583,397

See Notes to the Consolidated Financial Statements and Supplemental Disclosures to Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

        Supplemental Disclosures to Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                        For the Nine Months Ended
                                                                                March 31,
                                                                          2007             2006
                                                                       ---------------------------
Cash Flow Information
Cash payments during the year for:
   Interest                                                            $ 178,403         $ 166,470
   Taxes                                                               $      --         $      --
Supplemental Disclosure of Non-Cash Transactions
Common stock issued in connection with
   acquisitions                                                        $      --         $  14,916
Issuance of common stock for debt default
   penalties, interest and other                                       $  22,680         $  16,055
Debt reduction related to assignment of office sale
   promissory notes to related party (See Note 9)                      $ 303,740         $      --
Equipment acquired under capital leases                                $  75,343         $ 274,151
Cancellation of treasury shares                                        $(450,661)        $      --

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

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

Description of the Company and Overview

Gilman + Ciocia, Inc. (together with its wholly owned subsidiaries, the "Company") is a corporation that was organized in 1981 under the laws of the State of New York and reincorporated under the laws of the State of Delaware in 1993. The Company provides federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets, and financial planning services, including securities, insurance and mortgage brokerage services. In fiscal 2006, approximately 90.0% of the Company's revenues were derived from commissions on financial planning services and approximately 10.0% were derived from fees for tax preparation services. As of March 31, 2007, the Company had 29 offices operating in four states (New York, New Jersey, Florida and Pennsylvania). The Company also derives revenues from 66 independently owned financial planning offices that are operated by representatives registered with its wholly owned subsidiary Prime Capital Services, Inc. ("PCS"). The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K can be obtained, free of charge, on the Company's web site at www.gilcio.com.

During fiscal 2006 the Company was in default of certain covenants under its $7.0 million financing with Wachovia Bank, National Association ("Wachovia") and of its $5.0 million distribution financing with Met Life Insurance Company of Connecticut ("Met Life"), which purchased Travelers Insurance Company who the original financing was through.

As a result of a number of defaults under its agreements with Wachovia, on November 27, 2002, the Company entered into a debt forbearance agreement with Wachovia and subsequently amended the debt forbearance agreement as of June 18, 2003, March 4, 2004, March 1, 2005 and April 1, 2006. Met Life has claimed several defaults under its distribution financing agreement, but has acknowledged that it is subject to the terms of a subordination agreement with Wachovia (the "Subordination Agreement"), which restricts the remedies it can pursue against the Company. The Company's debt to Rappaport Gamma Limited Partnership (the "Rappaport Loan") was due on October 30, 2002. The Rappaport Loan is subordinated to the Wachovia loan. The Rappaport Loan was sold to a group of Company management and employees (the "Purchasing Group") on April 29, 2005. The members of the Purchasing Group include Prime Partners, Inc. ("Prime Partners"), a corporation controlled by Michael Ryan, a director, an officer and a significant shareholder of the Company, James Ciocia, the Chairman of the Company, Kathryn Travis, the Secretary and a director of the Company, Dennis Conroy, the Chief Accounting Officer of the Company, Ted Finkelstein, Vice President and General Counsel of the Company, and certain other current and former Company employees. The Purchasing Group agreed to reduce the principal balance of the Rappaport Loan from $1.0 million to $0.8 million and extended the maturity date to April 29, 2009. Pursuant to the terms of the Rappaport Loan, members of the Purchasing Group, as holder of the Rappaport Loan, are entitled to receive, in the aggregate, as interest, 180,000 shares of the Company's common stock annually while the debt remains unpaid. As a result of these defaults, the Company's debt as to those lenders has been classified as current liabilities on its financial statements. Upon the purchase of the Rappaport Loan by the Purchasing Group, however, the Rappaport Loan was reclassified as a related party transaction. See Note 7 to Notes to Consolidated Financial Statements for a discussion of the Company's debt.

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The Consolidated Balance Sheet as of March 31, 2007, the Consolidated Statements of Operations for the three and nine months ended March 31, 2007 and 2006 and the Consolidated Statements of Cash Flows for the nine months ended March 31, 2007 and 2006 are unaudited. The Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three and nine months ended March 31, 2007 are not necessarily indicative of the results to be expected for any other interim period or any future year. These Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Furthermore, the Company, including its wholly owned subsidiary PCS, has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with PCS. Under the PCS registered representatives contract, each registered representative has indemnified the Company for these claims. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies," the Company has established liabilities for potential losses from such arbitrations and other legal actions, investigations and proceedings. In establishing these liabilities, the Company's management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, management bases judgments on its knowledge of the situations, consultations with legal counsel and the Company's historical experience in resolving similar matters. In many such arbitrations and other legal actions, investigations and proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

to resolution. However, accruals are reviewed regularly and are adjusted to reflect the Company's estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of such matters, the Company cannot predict with certainty the eventual loss or range of loss related to such matters. If management's judgments prove to be incorrect, the Company's liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. As of March 31, 2007, the Company has accrued approximately $0.5 million for these matters. A majority of these claims are covered by the Company's errors and omissions insurance policy. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification, there can be no assurance that these matters will not have a material adverse impact on its financial position.

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

Net Income/(Loss) Per Share

In accordance with SFAS No. 128, "Earnings Per Share", basic net income/(loss) per share is computed using the weighted average number of common shares outstanding during each period. The computation for the three and nine months ended March 31, 2007 and March 31, 2006 did not include outstanding options because to do so would have an antidilutive effect for the periods.

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, and accounts payable, approximated fair value as of March 31, 2007, because of the relatively short-term maturity of these instruments and their market interest rates. Since the long-term debt is in default, it is not possible to estimate its value.

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

Other Significant Accounting Policies

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. These policies require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standards setters appear likely to cause a material change in the Company's accounting policies, outcomes cannot be predicted with confidence. Refer to Note 2 to Consolidated Financial Statements included in the Company's fiscal 2006 10-K, which discusses accounting policies that must be selected by management when there are acceptable alternatives.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, The Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). Management believes this Statement will not have a material impact on the Company's financial statements once adopted.

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

In September 2006, the FASB issued SFAS No. 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Early adoption is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will not have a material impact on the Company's financial statements once adopted.

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

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

On September 6, 2005, the Company received an informal inquiry from the SEC regarding variable annuity sales by the Company's registered representatives during the period January 1, 2002 through August 1, 2005. On June 22, 2006, the SEC entered a formal order of investigation and subsequently served the Company with two document subpoenas. The Company is cooperating fully with the SEC in connection with this inquiry. At this early stage of the formal investigation, the Company cannot predict whether an enforcement action will result from the SEC's investigation.

The Company and PCS are defendants and respondents in lawsuits and NASD arbitrations in the ordinary course of business. On March 31, 2007, there were 26 pending lawsuits and arbitrations, of which 9 are settled and pending payment, and of which 19 were against PCS and/or its registered representatives. In accordance with SFAS No. 5 "Accounting for Contingencies," the Company has established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, the Company's management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of the losses. In making these decisions, management bases its judgments on its knowledge of the situation, consultations with legal counsel and the Company's historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the Company's estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, the Company cannot predict with certainty the eventual loss or range of loss related to such matters. If management's judgments prove to be incorrect, the Company's liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. As of March 31, 2007 management had accrued $0.5 million as a reserve for potential settlements, judgments and awards. PCS has errors and omissions insurance coverage that it expects will cover a portion of such matters. In addition, under the PCS registered representatives contract, each registered representative is responsible for covering costs in connection with these claims. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification claims, in each case to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on its financial position.

5. LIQUIDITY AND CASH FLOW

During the nine months ended March 31, 2007, the Company had net income of $0.7 million and at March 31, 2007 had a working capital deficit position of $14.3 million. At March 31, 2007 the Company had $1.0 million of cash and cash equivalents and $4.0 million of trade account receivables, net, to fund short-term working capital requirements.

The Company anticipates meeting its cash flow requirements throughout fiscal 2007 and 2008 by, among other things, significantly reducing operating expenses and, due to the seasonality of the Company's business, at times employing short-term financing from Prime Partners, of which Michael P. Ryan, the Company's President, is a director, an Officer and a significant shareholder. There can be no assurance that Prime Partners will extend further loans to the Company. In the absence of loans from Prime Partners, the Company may not have access to sufficient funds to meet its working capital needs. For the nine months ended March 31, 2007, Prime Partners provided short-term loans to the Company in the aggregate amount of $1.7 million for working capital purposes. As of March 31, 2007, the Company owed Prime Partners $2.8 million in principal. These loans accrue 10% interest per annum and are payable on June 30, 2007.

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Furthermore, on April 25, 2007, the Company entered into an Investor Purchase Agreement (the "Purchase Agreement") with Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P.I and WebFinancial Corporation (the "Purchasers"). Pursuant to the Purchase Agreement, the Purchasers agreed to purchase from the Company 40,000,000 shares of the Company's common stock, par value $0.01 per share at a price of $0.10 per share (the "Purchase"). Upon the execution of the Purchase Agreement, $4.0 million was placed into escrow pending the closing of the Purchase. If the Company closes the Purchase, the Company's working capital position will improve significantly which will include increasing its cash reserves by at least $1.6 million and will include debt relief of $6.7 million. The closing is also conditioned upon the purchase of an additional 40,000,000 shares of common stock at a price of $0.10 per share in cash or by the conversion of outstanding debt or other liabilities of the Company. See Note 13, herein, for a discussion of the Company's subsequent events.

6. DISPOSITIONS

The Company has financed the sale of three offices with the receipt of notes to be paid over various terms up to 60 months. These notes have guarantees from the respective office purchaser and certain default provisions. All of these notes are non-interest bearing and have been recorded with an 8% discount.

In December 2006, the Company assigned to Prime Partners two promissory notes to the Company related to the sale of businesses as consideration for the reduction of $0.3 million against the then $3.1 million of outstanding principal owed to Prime Partners. The balance of the notes was $0.3 million.

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

The scheduled payments for the balance of the term of the remaining notes are as follows:

             For the Years Ended June 30:

                            2007           $ 35,251
                            2008             68,593
                            2009             10,204
                                           --------
                           Total           $114,048
                  Less Allowance              8,586
                                           --------
                           Total           $105,462
                                           ========

7. DEBT

The Company is in default on substantially all of its debt.

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

On December 26, 2001, the Company closed a $7.0 million financing agreement (the "Loan") with Wachovia. The Loan consisted of a $5.0 million term loan ("Term Loan") and a $2.0 million revolving line of credit ("Revolving Credit Loan"). On November 27, 2002, the Company and Wachovia entered into a forbearance agreement (the "Forbearance Agreement") whereby Wachovia agreed to forbear from acting on certain defaults of financial covenants by the Company under the Revolving Credit Loan and under the Term Loan. Under the Forbearance Agreement and several amendments thereto, Wachovia modified several large pre-maturity principal payments, increased the "Applicable Margin" to 4.0%, changed the Company's reporting requirements under the Loan and extended the due date of the Loan (the "Maturity Date") several times. On April 1, 2006, the Company and Wachovia entered into Amendment No. 4 to the Forbearance Agreement dated as of November 27, 2002. Pursuant to Amendment No. 4 to the Forbearance Agreement: the Maturity Date was extended from March 10, 2008 to October 10, 2008; commencing on April 10, 2006, the monthly principal payment on the Revolving Credit Loan was reduced from $30,830 to $25,000; commencing on April 10, 2006, the monthly principal payment on the Term Loan was reduced from $35,375 to $25,000; Wachovia delivered to the Company a $0.9 million promissory note to the Company dated January 29, 2004, and it cancelled its collateral interest in the promissory note; and Wachovia waived an extra principal payment due on or before April 1, 2006 in the sum of $74,205. The Company subsequently transferred the promissory note as consideration for the reduction of $0.7 million against the $2.0 million of outstanding principal as of May 22, 2006 owed to Prime Partners. The Company is in technical default of several other provisions of the Loan, the Forbearance Agreement and the amendments to Forbearance Agreement. However, the Company does not believe that Wachovia will issue a note of default for any of these technical defaults based on the Company's historical experience with Wachovia.

The Company's $5.0 million distribution financing agreement with Met Life closed on November 1, 2000. On September 24, 2002, the Company received a notice from Met Life alleging that the Company was in default under its distribution financing agreement with Met Life due to nonpayment of a $0.1 million penalty for failure to meet sales production requirements as specified in the distribution financing agreement. The Company responded with a letter denying that the Company was in default. Although the Met Life notice stated that all unpaid interest and principal under the distribution financing agreement were immediately due and payable and that Met Life reserved its rights and remedies under the distribution financing agreement, it also stated that Met Life intended to comply with the terms of the Subordination Agreement between Met Life and Wachovia. The Subordination Agreement greatly restricts the remedies that Met Life may pursue against the Company. No further notices have been received from Met Life. No payments have been made to Met Life since April 2003. Pursuant to the terms of the Subordination Agreement and the Forbearance Agreement, the Company is not permitted to make payments to Met Life.

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

Since the Company is not in compliance with the financial covenants and other obligations in its agreements relating to the Wachovia and Met Life loans, or its agreements with other lenders, if such lenders elect to pursue their

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

available remedies, the Company's operations and liquidity would be materially adversely affected and the Company could be forced to cease operations. There can be no guarantee that the lenders will agree to terms in the future that are more favorable to the Company than the current arrangements with the lenders.

8. STOCK BASED COMPENSATION

In December 2004, the FASB issued SFAS 123-R Share-Based Payment ("SFAS No. 123-R"). SFAS No. 123-R is a revision of SFAS No. 123, as amended, Accounting for Stock-Based Compensation ("SFAS No. 123"), and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees ("APB 25"). SFAS No. 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

On July 1, 2005 (the first day of its 2006 fiscal year), the Company adopted SFAS No. 123-R. The Company adopted SFAS No. 123-R using a modified prospective application, as permitted under SFAS No. 123-R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Per the provisions of SFAS No. 123-R, the Company has adopted the policy to recognize compensation expense on a straight-line attribution method.

Changes in the Company's stock option activity during the nine months ended March 31, 2007 were as follows:

                                                                    Weighted
                                                                     Average
                                                      Shares     Exercise Price
                                                    ---------------------------
       Outstanding, June 30, 2006                   1,108,500          7.12
            Granted                                        --            --
            Exercised                                      --            --
            Expired                                  (320,000)         7.13
            Canceled                                       --            --
                                                    ---------------------------
       Outstanding, March 31, 2007                    788,500          7.11

       Exercisable March 31, 2007                     788,500          7.11

9. RELATED PARTY TRANSACTIONS

A trust, of which Ted H. Finkelstein, the Company's Vice President and General Counsel, is the trustee ("the Trust"), made a short-term loan to Prime Partners for $0.3 million on July 18, 2006, which accrues interest at 10% per annum. On October 16, 2006, the Trust made an additional short-term loan to Prime Partners for $0.2 million, which accrues interest at 10% per annum. As of March 31, 2007, Prime Partners owed the Trust $0.5 million in principal which was payable on April 15, 2007. The due date was extended to June 30, 2007. As security for the total loan in the amount of $0.5 million, Prime Partners gave the Trust a security interest in the note related to the sale of two of its subsidiaries that the Company assigned to Prime Partners on May 22, 2006 and a security interest in the notes that the Company owes to Prime Partners which are payable on June 30, 2007.

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

10. EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) plan for the benefit of its eligible employees. The Company makes annual matching contributions to the plan at its discretion. The aggregate cost of contributions made by the Company to the 401(k) plan was zero during the fiscal years ended June 30, 2006 and 2005. The Company submitted its 5500 filing for fiscal year 2005 in September 2006 and audits for the fiscal periods ended 2002, 2003, 2004 and 2005 were completed. A hearing was held with the United States Department of Labor regarding fines for late 5500 filings for fiscal years 2002, 2003, and 2004. On December 12, 2006, the United States Department of Labor approved a Consent Findings and Order between the Company and the Employee Benefits Security Administration dated December 6, 2006. The Consent Findings and Order advised that the Company had previously failed to file annual reports under the Employee Retirement Income Security Act of 1974 (ERISA), but that the Company had subsequently achieved substantial compliance with ERISA and prevailing regulations. In November 2006 the Company paid a penalty of $36,000 for its previous failure to file and the matter is now settled and closed. The Company submitted its audited 5500 filing for fiscal 2006 on time.

11. ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                    March 31,          June 30,
                                                       2007              2006
                                                   -----------------------------
Accounts payable                                   $ 2,488,587       $ 2,370,279
Commission payable                                   3,801,616         3,626,163
Accrued compensation                                   393,703           269,235
Accrued bonus                                           38,879            59,000
Accrued related party compensation and bonus           332,478           572,916
Accrued related party other                            250,000           250,000
Accrued vacation                                       123,238           188,121
Accrued settlement fees                                266,778           954,748
Accrued audit fees & tax fees                          164,375           185,000
Accrued interest                                     2,289,969         1,811,672
Accrued other                                          673,567           672,772
                                                   -----------------------------
    Total Accounts Payable and Accrued Expenses    $10,823,190       $10,959,906
                                                   =============================

12. ACQUISITIONS

Tax Practice

On January 1, 2007 and February 1, 2007, the Company entered into five asset purchase agreements to purchase tax preparation and accounting businesses. The purchase price is equal to a percentage of gross revenue generated from the preparation of tax returns of the clients and from accounting services rendered to clients during the period January 1, 2007 through January 31, 2008. In addition the Company paid the sellers at closing $14,400 for tangible personal property and down payments of $0.2 million. Subsequent to March 31, 2007, additional installment payments of $53,250 were paid to the sellers. Further installment payments based on revenues earned through April 2007 and November 2007 will be paid, respectively, in May 2007 and December 2007. The balance of the purchase price will be paid between January and April 2008, based on gross revenue generated.

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Financial Planners

During the three months ended March 31, 2007, the Company entered into several financial planner employment agreements. As part of the agreements the Company provided total loans in the amount of $0.1 million. These loans are subject to a Transition Loan Promissory Note requiring specific production quotas.

13. SUBSEQUENT EVENTS

On April 25, 2007, the Company entered into an Investor Purchase Agreement (the "Purchase Agreement") with Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P.I and WebFinancial Corporation (the "Purchasers"). Pursuant to the Purchase Agreement, the Purchasers agreed to purchase from the Company 40,000,000 shares of the Company's common stock, par value $0.01 per share at a price of $0.10 per share (the "Purchase"). Upon the execution of the Purchase Agreement, $4.0 million was placed into escrow pending the closing of the Purchase.

Prior to the Company executing the Purchase Agreement, the Board of Directors of the Company appointed a Finance Committee comprised of two independent directors. The Finance Committee prepared a written report to the Board of Directors, which report recommended that the Company proceed with the transaction. The Finance Committee negotiated the transaction with the Purchasers on behalf of the Company.

The Purchase is contingent upon the satisfaction of several closing conditions, including: stockholder approval of the Purchase; stockholder approval of an increase in the authorized capital stock of the Company to 500,000,000 shares; and the approval of the Purchase by Wachovia Bank, National Association, the Company's senior lender. The closing must take place on or before October 31, 2007.

A definitive proxy statement will be filed to schedule a meeting of the Company's stockholders. At the meeting, the stockholders will elect the directors of the Company.

At the closing of the Purchase, the Company will repay $2.4 million to Met Life in complete settlement of the Company's loan with Met Life. The loan with Met Life has a present outstanding balance of principal and accrued interest totaling approximately $6.7 million. The closing is also conditioned upon the purchase of an additional 40,000,000 shares (the "Additional Shares") of common stock at a price of $0.10 per share in cash or by the conversion of outstanding debt or other liabilities of the Company. Purchasers may include officers, directors and employees of the Company, and Prime Partners ("Placement Purchasers").

In connection with the transactions contemplated by the Purchase, Prime Partners, Michael Ryan and Ralph Porpora, a shareholder of Prime Partners, agreed to waive all existing registration rights previously granted.

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Prime Partners has agreed to (i) purchase, either by conversion of debt or in cash, the amount of the Additional Shares not otherwise purchased by the Placement Purchasers up to an aggregate purchase price of $3.6 million; and (ii) use its reasonable best efforts to ensure that the remaining Additional Shares are purchased by other purchasers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such statements, including statements regarding the implementation and impact of accounting treatments, working capital needs and sources, the Company's expectations regarding payment of purchase price in connection with acquisitions, the effects of defaults under the Company's loan arrangements, the Company's expectations regarding its potential insurance coverage and indemnification claims, the Company's expectations regarding actions of its lenders, expectations regarding the sale of Company assets, expenses, estimates of timing for and contributions to future profitability, if any, the effects of the Company's delisting from Nasdaq, resources necessary to comply with Sarbanes-Oxley Section 404, effects of the Securities and Exchange Commission's ("SEC") investigation of the Company, the effects and outcome of litigation against the Company and against its directors and officers, trends and changes in the Company's product mix and its emphasis on certain products, the Company's revenues and the seasonal nature of its revenues, the Company's expectations regarding its ability to control expenses and its efforts to build brand awareness, the Company's activities to limit market risk and the Company's expectations regarding the closing of the Purchase Agreement discussed in Note 13 to the financial statements included herein, the proposed filing of a definitive proxy meeting and election of directors, and the Company's expected use of proceeds from the closing are based upon current information, expectations, estimates and projections regarding the Company, the industries and markets in which the Company operates, and management's assumptions and beliefs relating thereto. Words such as "will," "plan," "expect," "remain," "intend," "estimate," "approximate," and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecasted in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by federal, state and local authorities and their impact on the lines of business in which the Company and its subsidiaries are involved; unforeseen compliance costs; changes in economic, political or regulatory environments; the impact on the Company if one or more of the Company's lenders elects to pursue its available remedies as a result of the Company's default under applicable loan documents with such lender; failure to satisfy closing conditions with respect to the Purchase Agreement; diversion of management attention; changes in competition and the effects of such changes; the departure of key Company personnel; the inability to implement the Company's strategies; changes in management and management strategies; the Company's inability to successfully design, create, modify and operate its computer systems and networks; litigation, arbitration and investigations involving the Company and its directors and officers; decreased liquidity and share price and difficulty raising capital resulting from our delisting from Nasdaq and other factors; the impact of our delisting from Nasdaq on our business generally and on our share price and the trading market in our securities; internal control deficiencies and the Company's potential inability to remedy them; and other risks including those described in Item 1A."Risk Factors" of this quarterly report on Form 10-Q and on the Company's Annual Report on Form 10-K for the fiscal year ended 2006. Readers should take these factors into account in

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The reader should, however, consult further disclosures the Company may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Where appropriate, prior years financial statements reflect reclassifications to conform to the current year presentation.

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto set forth in Item 1. "Financial Statements".

OVERVIEW

Gilman + Ciocia, Inc. (together with its wholly owned subsidiaries, the "Company") is a corporation that was organized in 1981 under the laws of the State of New York and reincorporated under the laws of the State of Delaware in 1993. The Company provides federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets, and financial planning services, including securities, insurance and mortgage brokerage services. In fiscal 2006, approximately 90.0% of the Company's revenues were derived from commissions on financial planning services and approximately 10.0% were derived from fees for tax preparation services. As of March 31, 2007, the Company had 29 offices operating in four states (New York, New Jersey, Florida and Pennsylvania).

The Company provides financial planning services through both its 29 Company owned offices and through 66 independently owned offices that are operated by representatives registered with its wholly owned subsidiary Prime Capital Service, Inc. ("PCS"). The Company office financial planning clients generally are introduced to the Company through the Company's tax return preparation services and educational workshops. The Company believes that its tax return preparation business is inextricably intertwined with its financial planning activities in the Company offices. Future profitability will depend, in part, on the two channels leveraging off each other since many of the same processes, procedures and systems support sales from both channels.

All of the Company's financial planners are employees or independent contractors of the Company and registered representatives of PCS. PCS conducts a securities brokerage business providing regulatory oversight and products and sales support to its registered representatives, who provide investment products and services to their clients. PCS earns a share of commissions from the services that the financial planners provide to their clients in transactions for securities, insurance and related products. PCS is a registered securities broker-dealer with the Securities and Exchange Commission ("SEC") and a member of the National Association of Securities Dealers, Inc. ("NASD"). The Company also has a wholly owned subsidiary, Asset & Financial Planning, Ltd. ("AFP"), which is registered with the SEC as an investment advisor. Almost all of the Company's financial planners are also authorized agents of insurance underwriters. The Company is a licensed mortgage broker in the State of New York. GC Capital Corporation, a wholly owned subsidiary of the Company, is also a licensed mortgage broker in the State of Florida. The Company has the capability of processing insurance business through PCS and Prime Financial Services, Inc. ("PFS"), wholly owned subsidiaries, which are licensed insurance brokers, as well as through other licensed insurance brokers. As a result, the Company also earns revenues from commissions for acting as an insurance broker and a mortgage broker.

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

A majority of the financial planners located in Company offices are also tax preparers. The Company's tax preparation business is conducted predominantly in February, March and April. During the tax season, the Company significantly increases the number of employees involved in tax preparation. During the 2006 tax season, the Company prepared approximately 22,600 United States tax returns.

During the three months ended March 31, 2007, the Company had net income of $1.0 million compared to net income of $0.2 million during the three months ended March 31, 2006. This increase in net income is mostly attributable to decreased operating expenses partially offset by decreased tax preparation revenue due to the Company's sale of its Connecticut office during the second quarter of fiscal 2007, tax preparer attrition in several of its offices during the nine months ended March 31, 2007, and due to the timing of the number of completed returns recognized in revenue for the three months ended March 31, 2007 compared with March 31, 2006 where there were more returns completed and recognized in revenue.

At March 31, 2007 the Company had a working capital deficit of $14.3 million. At March 31, 2007 the Company had $1.0 million of cash and cash equivalents and $4.0 million of trade accounts receivables, net, to fund short-term working capital requirements.

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

Since the Company is not in compliance with the financial covenants and other obligations in its agreements relating to the Wachovia and Met Life loans, or its agreements with other lenders, and if such lenders elect to pursue their available remedies, the Company's operations and liquidity would be materially adversely affected and the Company could be forced to cease operations. There can be no guarantee that the lenders will agree to terms in the future that are more favorable to the Company than the current arrangements with the lenders.

Furthermore, on April 25, 2007, the Company entered into an Investor Purchase Agreement (the "Purchase Agreement") with Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P.I and WebFinancial Corporation (the "Purchasers"). Pursuant to the Purchase Agreement, the Purchasers agreed to purchase from the Company 40,000,000 shares of the Company's common stock, par value $0.01 per share at a price of $0.10 per share (the "Purchase"). Upon the execution of the Purchase Agreement, $4.0 million was placed into escrow pending the closing of the Purchase. If the Company closes the Purchase, the Company's working capital position will improve significantly which will include increasing its cash reserves by at least $1.6 million and will include debt relief of $6.7 million. The closing is also conditioned upon the purchase of an additional 40,000,000 shares of common stock at a price of $0.10 per share in cash or by the conversion of outstanding debt or other liabilities of the Company. See Note 13 to Notes to Consolidated Financial Statements for a discussion of the Company's subsequent events.

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

The Company continues to redefine its product mix, placing a smaller emphasis on the sale of annuities, while putting a greater emphasis on the sale of other financial products that generate recurring income. The Company expects that this trend will continue in future quarters. The Company is attempting to increase revenue by, among other things, implementing its recently established representative recruiting program. The financial impact of new recruits could take several months for revenue on new accounts to become recognizable. If this program is not successful in generating additional revenue, the anticipated decreases in the sales of annuities, which typically generate higher upfront commissions, may result in continued downward pressure on total revenues in future quarters until the Company starts to more significantly benefit from the effect of the greater sale of products that generate recurring income. The Company expects that it will continue to control levels of salary and general and administrative expenses, while increasing spending on marketing efforts to build brand awareness and attract new clients. The Company cannot predict whether its marketing efforts will have the desired effects.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

The following table presents revenue by product line and brokerage revenue by product type:

                                                For the Three Months Ended
                                                         March 31
Consolidated Revenue Detail                                             % Change
                                           2007             2006           07-06
                                       ----------------------------------------
Revenue by Product Line
Brokerage Commissions                  $ 9,091,097      $ 9,085,124         0.1%
Insurance Commissions                      233,958          619,077       -62.2%
Advisory Fees                            2,539,363        2,249,696        12.9%
Tax Preparation Fees                     3,024,120        3,428,385       -11.8%
Lending Services                           216,871          164,170        32.1%
Marketing Revenue                          188,697          171,159        10.2%
                                       -----------------------------------------
    Total Revenue                      $15,294,106      $15,717,611        -2.7%
                                       =========================================
Brokerage Revenue by Product Type
Mutual Funds                           $ 1,491,177      $ 1,215,813        22.6%
Equities, Bonds & UIT                      480,716          297,704        61.5%
Annuities                                4,961,575        5,400,425        -8.1%
Trails                                   1,921,584        1,743,114        10.2%
All other products                         236,045          428,068       -44.9%
                                       -----------------------------------------
    Brokerage Revenue                  $ 9,091,097      $ 9,085,124         0.1%
                                       =========================================

The Company's total revenues for the three months ended March 31, 2007 were $15.3 million compared to $15.7 million for the three months ended March 31, 2006, a decrease of $0.4 million or 2.7%. The Company's total revenues for the three months ended March 31, 2007 consisted of $12.3 million for financial planning services and $3.0 million for tax preparation services. Financial planning services represented approximately 80% and tax preparation services represented approximately 20% of the Company's total revenues during the three months ended March 31, 2007. The Company's total revenues for the three months ended March 31, 2006 consisted of $12.3 million for financial planning services and $3.4 million for tax preparation services. Financial planning services represented approximately 78% and tax preparation fees represented approximately 22% of the Company's total revenues during the three months ended March 31, 2006.

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Financial planning revenue was fairly flat for the three months ended March 31, 2007 compared with the same period last year. Revenue remained fairly flat due to decreased annuities and insurance sales offset by increases in mutual funds, advisory fees and trails. The Company's continued efforts to diversify its revenue to more recurring revenue streams are reflected in the increase of advisory fees and trails of $0.3 million and $0.2 million, respectively, for the three months ended March 31, 2007.

For the three months ended March 31, 2007, the Company's tax preparation revenue was $3.0 million compared to $3.4 million for the three months ended March 31, 2006. This decline in tax preparation revenue is attributable to the Company's sale of its Connecticut office during the second quarter of fiscal 2007, tax preparer attrition in several of its offices during the nine months ended March 31, 2007, and due to the timing of the number of completed returns recognized in revenue as of the three months ended March 31, 2007 compared with March 31, 2006 where there were more returns completed and recognized in revenue. These declines were partially offset by revenue generated from the five tax preparation and accounting businesses that were acquired in January and February 2007.

For the three months ended March 31, 2007, revenues from recurring revenue sources (advisory and trails) increased to $4.5 million, up $0.5 million from $4.0 million for the three months ended March 31, 2006, representing an 11.7% increase in recurring revenue. The increase in recurring revenues is the result of higher assets under management and assets under custody.

As indicated in the following table, as of March 31, 2007, assets under AFP management increased $18.2 million, to $621.4 million, up from $603.3 million as of March 31, 2006. This increase is attributable to increases in assets under management, as well as market fluctuations. As of March 31, 2007, total Company assets under custody were $4.6 billion, up $169.0 million from the fiscal year ended June 30, 2006 and up $185.8 million from March 31, 2006 one year ago.

The following table presents the market values of assets under AFP management:

                                              Market Value as of March 31,
                                          2007              2006        % Change
                                     -------------------------------------------
Annuities                            $347,811,496       $363,672,186       -4.4%
Brokerage                             273,635,719        239,593,705       14.2%
                                     -------------------------------------------
Total Assets Under Management        $621,447,215       $603,265,891        3.0%
                                     ===========================================

The following table presents the market values of total Company assets under custody:

                                Total Company
                                 Assets Under
    Market Value as of             Custody
    ------------------          --------------

        03/31/2007              $4,632,198,900
        12/31/2006              $4,648,292,500
         9/30/2006              $4,543,796,200
         6/30/2006              $4,463,247,700
         3/31/2006              $4,446,357,600

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

The Company's total operating expenses for the three months ended March 31, 2007 were $14.1 million, down $1.3 million or 8.5%, compared to $15.4 million for the three months ended March 31, 2006. This decrease is due to decreases in all major operating expense categories.

Commission expense was $8.5 million for the three months ended March 31, 2007, compared with $8.8 million for the same period last year. This decrease is mostly attributable to a decrease in tax preparation revenue as well as a decrease in revenue generated through the Company's independent channel compared with the Company's employee channel where commission expense is lower.

Salaries decreased by $0.2 million, or 8.1% in the three months ended March 31, 2007 compared with the same period last year. This decrease is attributable to staff reductions in the fourth quarter of fiscal 2006.

General and administrative expenses decreased $0.2 million or 14.8% in the three months ended March 31, 2007 compared with the same period last year. This decrease is primarily attributable to decreases in general office expense as a result of office closings and consolidations, tighter cost controls and lower postage and overnight expense due to reduced tax season advertising.

Advertising expense decreased $0.4 million, or 35%, down to $0.7 million for the three months ended March 31, 2007, compared with $1.1 million for the same period last year. This decrease is mostly due to the Company's efforts to find less expensive advertising channels, but still maintain brand awareness.

Brokerage fees and licenses was $0.3 million for the three months ended March 31, 2007, compared with $0.4 million for the same period last year. This decrease is mostly due to a one-time credit from the NASD related to the merger of its regulatory functions with those of the New York Stock exchange during the three months ended March 31, 2007 as well as higher estimates at March 31, 2006.

Rent was $0.5 million for the three months ended March 31, 2007, compared with $0.6 million for the same period last year. This decrease in rent is due to the closing and consolidation of Company offices during the first and second quarter of fiscal 2007.

Depreciation and amortization expense was $0.2 million for the three months ended March 31, 2007, compared with $0.3 million for the same period last year. This decrease is mostly due to assets reaching their full depreciable lives.

The Company's net income for the three months ended March 31, 2007 was $1.0 million, or $0.10 per diluted share, compared with $0.2 million, or $0.02 per diluted share for the three months ended March 31, 2006. This increase is mostly attributable to the Company's efforts to reduce its operating expenses, partially offset by decreased tax preparation revenue due to the Company's sale of its Connecticut office during the second quarter of fiscal 2007, tax preparer

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

attrition in several of its offices during the nine months ended March 31, 2007, and due to the timing of the number of completed returns recognized in revenue as of the three months ended March 31, 2007 compared with March 31, 2006 where there were more returns completed and recognized in revenue.

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 2007 COMPARED TO NINE MONTHS ENDED MARCH 31, 2006

The following table presents revenue by product line and brokerage revenue by product type:

                                                      For the Nine Months Ended
                                                            March 31
Consolidated Revenue Detail                                                 % Change
                                                2007           2006           07-06
                                            -----------------------------------------
Revenue by Product Line
Brokerage Commissions                       $25,483,610    $26,028,202          -2.1%
Insurance Commissions                           831,399      1,573,427         -47.2%
Advisory Fees                                 7,505,010      6,690,984          12.2%
Tax Preparation Fees                          3,734,060      4,212,199         -11.4%
Lending Services                                529,902        543,186          -2.4%
Marketing Revenue                               740,220        707,476           4.6%
                                            -----------------------------------------
    Total Revenue                           $38,824,201    $39,755,474          -2.3%
                                            =========================================

Brokerage Revenue by Product Type
Mutual Funds                                $ 3,726,835    $ 3,711,670           0.4%
Equities, Bonds & UIT                         1,075,102        918,597          17.0%
Annuities                                    14,238,205     15,025,659          -5.2%
Trails                                        5,502,951      5,059,172           8.8%
All other products                              940,517      1,313,104         -28.4%
                                            -----------------------------------------
    Brokerage Revenue                       $25,483,610    $26,028,202          -2.1%
                                            =========================================

The Company's total revenues for the nine months ended March 31, 2007 were $38.8 million compared to $39.8 million for the nine months ended March 31, 2006, a decrease of $0.9 million or 2.3%. The Company's total revenues for the nine months ended March 31, 2007 consisted of $35.1 million for financial planning services and $3.7 million for tax preparation services. Financial planning services represented approximately 90% and tax preparation services represented approximately 10% of the Company's total revenues during the nine months ended March 31, 2007. The Company's total revenues for the nine months ended March 31, 2006 consisted of $35.5 million for financial planning services and $4.2 million for tax preparation services. Financial planning services represented approximately 89% and tax preparation fees represented approximately 11% of the Company's total revenues during the nine months ended March 31, 2006.

Financial planning revenue declined $0.5 million, or 1.3%, for the nine months ended March 31, 2007 compared with the same period last year. The decline in revenue is mostly attributable to a decline in insurance and annuity sales. The Company's continued efforts to diversify its revenue to more recurring revenue streams are reflected in the increase in advisory fees and trails of $0.8 million and $0.4 million, respectively.

For the nine months ended March 31, 2007, the Company's tax preparation revenue was $3.7 million compared to $4.2 million for the nine months ended March 31, 2006. This decline in tax preparation revenue is attributable to the Company's sale of its Connecticut office during the second quarter of fiscal 2007, tax preparer attrition in several of its offices during the nine months ended March 31, 2007, and due to the timing of the number of completed returns recognized in revenue for the nine months ended March 31, 2007 compared with March 31, 2006 where there were more returns completed and recognized in revenue. These declines were partially offset by revenue generated from the five tax preparation and accounting businesses that were acquired in January and February 2007.

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

For the nine months ended March 31, 2007, revenues from recurring revenue sources (advisory and trails) increased to $13.0 million, up $1.3 million from $11.8 million for the nine months ended March 31, 2006, representing a 10.7% increase in recurring revenue. For the nine months ended March 31, 2007, recurring revenue was 33.5% of the Company's total revenue compared to 29.6% for the nine months ended March 31, 2006. The increase in recurring revenues is the result of higher assets under management and assets under custody.

The Company's total operating expenses for the nine months ended March 31, 2007 were $38.1 million, down $2.6 million, or 6.5%, compared to $40.8 million for the nine months ended March 31, 2006. This decrease is attributable to lower expenses in almost every operating expense category, except commission expense, which remained fairly flat compared with last year.

Commission expense was $23.3 million for the nine months ended March 31, 2007 and 2006. Although revenues declined, commission expense was nearly flat due to an increase in revenue generated through the Company's independent channel in both periods compared with the Company's employee channel where commission expense is lower, partially offset by a decrease in tax preparation revenue due to the Company's sale of its Connecticut office during the second quarter of fiscal 2007, tax preparer attrition in several of its offices during the nine months ended March 31, 2007, and due to the timing of the number of completed returns recognized in revenue for the nine months ended March 31, 2007 compared with March 31, 2006 where there were more returns completed and recognized in revenue.

Salaries decreased by $0.6 million, or 8.6% in the nine months ended March 31, 2007 compared with the same period last year. This decrease is attributable to staff reductions in the fourth quarter of fiscal 2006.

General and administrative expenses decreased $1.2 million or 23.6% in the nine months ended March 31, 2007 compared with the same period last year. This decrease is primarily attributable to decreases in general office expense, professional fees and client settlement expense due to fewer cases and cases settling for less than originally estimated, lower postage due to reduced tax season advertising, as well as lower bad debt expense resulting from the reversal of the established allowance related to certain gross receivables transferred to Prime Partners, Inc. and to certain receivables where collectibility is more favorable.

Advertising expense decreased by $0.4 million, or 25.5%, down to $1.3 million for the nine months ended March 31, 2007 compared with $1.7 million for the same period last year. This decrease is mostly due to the Company's efforts to find less expensive advertising channels, but still maintain brand awareness.

Brokerage fees and licenses were $1.0 million for the nine months ended March 31, 2007 compared with $1.1 million for the same period last year. This decrease was mostly due to the decline in financial planning revenue, a one-time credit from the NASD related to the merger of its regulatory functions with those of the New York Stock exchange during the three months ended March 31, 2007 and higher estimates at March 31, 2006.

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Rent was $1.5 million for the nine months ended March 31, 2007, compared with $1.7 million for the same period last year. This decrease in rent is due to the closing and consolidation of Company offices during the first and second quarters of fiscal 2007.

Depreciation and amortization expense was $0.7 million for the nine months ended March 31, 2007, compared with $0.8 million for the same period last year. This decrease is mostly due to assets reaching their full depreciable lives.

The Company's income from continuing operations before other income and expenses for the nine months ended March 31, 2007 was $0.7 million compared with a loss of $1.0 million for the nine months ended March 31, 2006, an increase in income of $1.7 million. This increase in income is mostly attributable to reduced operating expenses, partially offset by declines in financial planning revenue, mostly in annuities and insurance, and reduced tax preparation revenue mostly due to the Company's sale of its Connecticut office during the second quarter of fiscal 2007, tax preparer attrition in several of its offices during the nine months ended March 31, 2007, and due to the timing of the number of completed returns recognized in revenue for the nine months ended March 31, 2007 compared with March 31, 2006 where there were more returns completed and recognized in revenue.

Other expense, net was $10,355 for the nine months ended March 31, 2007, compared with $0.6 million for the same period last year. This decrease in other expense, net is due mostly to the recognition of deferred income related to the Company's renewed clearing agreement and the gain on the sale of the Company's Westport, Connecticut business during the nine months ended March 31, 2007.

The Company's net income for the nine months ended March 31, 2007 was $0.7 million, or $0.07 per diluted share, compared with a net loss of $1.5 million, or ($0.17) per diluted share for the nine months ended March 31, 2006. The increase in income is mostly attributable to the Company's efforts to reduce its operating expenses, its recognition of deferred income of $0.6 million related to its renewed clearing agreement and its gain on the sale of its Westport, Connecticut business, partially offset by reduced financial planning revenue mostly in annuities and insurance and tax preparation revenue due to the Company's sale of its Connecticut office during the second quarter of fiscal 2007, tax preparer attrition in several of its offices during the nine months ended March 31, 2007, and due to the timing of the number of completed returns recognized in revenue for the nine months ended March 31, 2007 compared with March 31, 2006 where there were more returns completed and recognized in revenue.

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2007 and during fiscal 2006, the Company was in default of certain covenants under (i) its $7.0 million term loan/revolving letter of credit financing with Wachovia Bank, National Association ("Wachovia"), and (ii) its $5.0 million distribution financing with Met Life Insurance Company of Connecticut ("Met Life"), which purchased Travelers Insurance Company who the original financing was through.

As a result of a number of defaults under its agreements with Wachovia, on November 27, 2002, the Company entered into a debt forbearance agreement with Wachovia and subsequently amended the debt forbearance agreement as of June 18, 2003, March 4, 2004, March 1, 2005 and April 1, 2006. Met Life has claimed several defaults under its distribution financing agreement, but has acknowledged that it is subject to the terms of a subordination agreement with Wachovia (the "Subordination Agreement"), which restricts the remedies it can pursue against the Company. The Company's debt to Rappaport Gamma Limited Partnership (the "Rappaport Loan") was due on October 30, 2002. The Rappaport Loan is subordinated to the Wachovia loan. The Rappaport Loan was sold to a group of Company management and employees (the "Purchasing Group") on April 29, 2005. The members of the Purchasing Group include Prime Partners, Inc. ("Prime Partners"), a corporation controlled by Michael Ryan, a director, an officer and a significant shareholder of the Company, James Ciocia, the Chairman of the Company, Kathryn Travis, the Secretary and a director of the Company, Dennis Conroy, the Chief Accounting Officer of the Company, Ted Finkelstein, Vice President and General Counsel of the Company, and certain other current and former Company employees. The Purchasing Group agreed to reduce the principal balance of the Rappaport Loan from $1.0 million to $0.8 million and extended the maturity date to April 29, 2009. Pursuant to the terms of the Rappaport Loan, members of the Purchasing Group, as holder of the Rappaport Loan, are entitled to receive, in the aggregate, as interest, 180,000 shares of the Company's common stock annually while the debt remains unpaid. As a result of these defaults, the Company's debt as to those lenders has been classified as current liabilities on its financial statements. Upon the purchase of the Rappaport Loan by the Purchasing Group, however, the Rappaport Loan was reclassified as a related party transaction. See Note 7 to Notes to Consolidated Financial Statement for a discussion of the Company's debt.

As a result of these defaults, the Company's debt as to these lenders has been classified as current liabilities on its financial statements. Upon the purchase of the Rappaport Loan by the Purchasing Group, however, the Rappaport Loan was reclassified as a related transaction.

During the nine months ended March 31, 2007, the Company had net income of $0.7 million and at March 31, 2007 had a working capital deficit position of $14.3 million. At March 31, 2007 the Company had $1.0 million of cash and cash equivalents, $47,837 in marketable securities and $4.0 million of trade account receivables, net, to fund short-term working capital requirements. PCS is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires that PCS maintain minimum regulatory net capital of $100,000 and, in addition, that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to one. At March 31, 2007 the Company was in compliance with this regulation.

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

Furthermore, the Company has demonstrated an ability to raise debt and capital from insiders and key producers when necessary through the Rappaport transaction, as described above. The Company has also continued to raise capital through Prime Partners.

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

The Company anticipates meeting its cash flow requirements throughout fiscal 2007 and 2008 by, among other things, significantly reducing operating expenses and, due to the seasonality of the Company's business, at time employing short-term financing from Prime Partners, Inc. There can be no assurance that Prime Partners will extend further loans to the Company. In the absence of loans from Prime Partners, the Company may not have access to sufficient funds to meet its working capital needs. For the nine months ended March 31, 2007, Prime Partners, of which Michael P. Ryan, the Company's President, is a director, an Officer and a significant shareholder, provided short-term loans to the Company in the aggregate amount of $1.7 million for working capital purposes. These loans pay 10% interest per annum. As of March 31, 2007, the Company owed Prime Partners $2.8 million in principal.

Furthermore, on April 25, 2007, the Company entered into an Investor Purchase Agreement (the "Purchase Agreement") with Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P.I and WebFinancial Corporation (the "Purchasers"). Pursuant to

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

the Purchase Agreement, the Purchasers agreed to purchase from the Company 40,000,000 shares of the Company's common stock, par value $0.01 per share at a price of $0.10 per share (the "Purchase"). Upon the execution of the Purchase Agreement, $4.0 million was placed into escrow pending the closing of the Purchase. If the Company closes the Purchase, the Company's working capital position will improve significantly which will include increasing its cash reserves by at least $1.6 million and will include debt relief of $6.7 million. The closing is also conditioned upon the purchase of an additional 40,000,000 shares of common stock at a price of $0.10 per share in cash or by the conversion of outstanding debt or other liabilities of the Company. See Note 13 to Notes to Consolidated Financial Statements for a discussion of the Company's subsequent events.

The Company's net cash used in operating activities was $0.1 million for the nine months ended March 31, 2007, compared with net cash used in operating activities of $0.2 million for the nine months ended March 31, 2006. The improvement in net cash used in operating activities was primarily attributable to significant improvements in earnings compared with the same period last year, mostly offset by increased cash outflows to pay down accounts payable and accrued expenses. The first and second quarters of the Company's fiscal year are typically its weakest quarters for generating cash flow from operations and the third quarter of its fiscal year is typically its strongest.

Net cash used in investing activities was $0.5 million for the nine months ended March 31, 2007 compared with net cash used in investing activities of $0.7 million for the nine months ended March 31, 2006. This decrease in net cash used in investing activities was mostly attributable to reduced capital expenditures.

Net cash provided by financing activities was $0.5 million for the nine months ended March 31, 2007 compared with net cash provided by financing activities of $0.8 million for the nine months ended March 31, 2006. This decrease is due primarily to decreased borrowings from Prime Partners due to improvements in operating cash shortfalls and by reduced payments to related parties.

Non-cash items affecting both investing and financing activities included the transfer of notes receivables related to the sale of two offices during the nine month period ended March 31, 2007 to Prime Partners to reduce the Company's debt to Prime Partners in the amount of $0.3 million. Non-cash items affecting financing activities also included the cancellation of 1.0 million of the Company's treasury shares in the amount of $0.5 million during the nine months ended March 31, 2007.

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

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

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

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Furthermore, the Company, including its wholly owned subsidiary Prime Capital Services, Inc. ("PCS"), has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with PCS. Under the PCS registered representatives contract, each registered representative has indemnified the Company for these claims. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies," the Company has established liabilities for potential losses from such arbitrations and other legal actions, investigations and proceedings. In establishing these liabilities, the Company's management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, management bases judgments on its knowledge of the situations, consultations with legal counsel and the Company's historical experience in resolving similar matters. In many such arbitrations and other legal actions, investigations and proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the Company's estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of such matters, the Company cannot predict with certainty the eventual loss or range of loss related to such matters. If management's judgments prove to be incorrect, the Company's liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. As of March 31, 2007, the Company has accrued approximately $0.5 million for these matters. A majority of these claims are covered by the Company's errors and omissions insurance policy. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification, there can be no assurance that these matters will not have a material adverse impact on its financial position.

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

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

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

Income Tax Recognition of Deferred Tax Items

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

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

The Company's obligations under its Wachovia and Met Life credit facilities bear interest at floating rates and therefore, the Company is impacted by changes in prevailing interest rates.

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

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

The Company has carried out an evaluation under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Accounting Officer, of the disclosure controls and procedures of the Company as defined in Exchange Act Rule 13(a)-15(e) as of the end of the period covered by this report. In designing and evaluating disclosure controls and procedures, the Company and its management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. Due to the material weakness in internal control over financial reporting previously noted and insufficient passage of time to test the enacted changes to determine if such changes are effective as at and subsequent to June 30, 2006, management concludes that the Company's disclosure controls and procedures are ineffective.

Changes in Internal Controls

During the three months ended March 31, 2007, the Company improved its controls over the completeness and accuracy of its legal litigation reserves by hiring a new general counsel and implementing a stronger review process between the accounting and legal department regarding such reserves.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

The information presented below includes any material changes to and supersedes, as appropriate, the description of the risk factors affecting our business as previously disclosed in Item 1A. to Part 1 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

If the Company's sale of 40,000,000 shares closes, the Company's issuance of additional shares will substantially dilute the common stock ownership of existing shareholders

On April 25, 2007, the Company entered into an Investor Purchase Agreement (the "Purchase Agreement") with Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P.I and WebFinancial Corporation (the "Purchasers"). Pursuant to the Purchase Agreement, the Purchasers agreed to purchase from the Company 40,000,000 shares of the Company's common stock, par value $0.01 per share at a price of $0.10 per share (the "Purchase"). The closing must take place on or before October 31, 2007.

At the closing of the Purchase, the Company will repay $2.4 million to Met Life in complete settlement of the Company's distribution financing agreement with Met Life. The distribution financing agreement with Met Life has a present outstanding balance of principal and accrued interest totaling approximately $6.7 million. The closing is also conditioned upon the purchase of an additional 40,000,000 shares of common stock at a price of $0.10 per share in cash or by the conversion of outstanding debt or other liabilities of the Company. Purchasers may include officers, directors and employees of the Company, and Prime Partners.

The Company is investigating the tax implications of the Purchase, including determining whether the Purchase will impair the Company's use of its net

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

operating loss carryforward under Section 382 of the Internal Revenue Code ("NOL Carryforward"). If the Company were to lose the ability to utilize all, or a portion of the NOL Carryforward, the Company's future net income and cash flow could be negatively affected. Management has engaged tax experts to assist the Company in evaluating the tax implications of the Purchase.

See Note 13 to the Notes to Consolidated Financial Statements for a complete discussion of the Purchase.

In the event that the Purchase closes, 80,000,000 shares of the Company's common stock, par value $0.01 per share, will be issued at a price of $0.10 per share. The issuance of the 80,000,000 shares will substantially dilute the common stock ownership of existing shareholders.

The Company may not close the sale of 40,000,000 shares

In the event that the Purchase does not close, the Company will still owe $6.7 million to Met Life on its distribution financing agreement. See Note 7 to the Notes to Consolidated Financial Statements for a complete discussion of the Company's distribution financing agreement with Met Life.

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

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

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

                                             GILMAN + CIOCIA, INC.


Dated: May 15, 2007                          By: /s/ Michael P. Ryan
                                                 -------------------------------
                                             Chief Executive Officer


Dated: May 15, 2007                          By: /s/ Dennis Conroy
                                                 -------------------------------
                                             Chief Accounting Officer

--------------------------------------------------------------------------------