Form 10-K
period 2007-06-30
GILMAN & CIOCIA INC
filed 2007-09-28
CIK 914142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                 OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act) Large Accelerated Filer |_| Accelerated Filer |_| Non-Accelerated Filer |X|

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes |_| No |X|

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of June 30, 2007 was $294,604 based on a sale price of $0.05.

As of September 25, 2007, 89,711,550 shares of the registrant's common stock, $0.01 par value, were outstanding.

                              GILMAN + CIOCIA, INC.

                               REPORT ON FORM 10-K

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2007

                                TABLE OF CONTENTS

PART I

Item 1.    Business  ........................................................  3
Item 1A.   Risk Factors  ....................................................  8
Item 2.    Properties  ...................................................... 13
Item 3.    Legal Proceedings................................................. 13
Item 4.    Submission of Matters to a Vote of Security Holders .............. 14

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder
           Matters and Issuer Purchases of Equity Securities ................ 16
Item 6.    Selected Financial Data........................................... 18
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations  ....................................... 19
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ....... 27
Item 8.    Financial Statements and Supplementary Data  ..................... 28
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure .............................. 57
Item 9A.   Controls and Procedures .......................................... 57
Item 9B.   Other Information................................................. 57

PART III

Item 10.   Directors, Executive Officers and Corporate Governance ........... 58
Item 11.   Executive Compensation ........................................... 61
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related Shareholder Matters ....................... 69
Item 13.   Certain Relationships and Related Transactions and
           Director Independence ............................................ 72
Item 14.   Principal Accountant Fees and Services............................ 73

PART IV

Item 15.   Exhibits and Financial Statement Schedules........................ 75

SIGNATURES................................................................... 77

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Gilman + Ciocia, Inc. (together with its wholly owned subsidiaries, the "Company") was founded in 1981 and is incorporated under the laws of the State of Delaware. The Company provides federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets, accounting services to small and midsize companies and financial planning services, including securities brokerage, investment management services, insurance and financing services. As of June 30, 2007, the Company had 28 offices operating in four states (New York, New Jersey, Florida and Pennsylvania).

The Company office financial planning clients generally are introduced to the Company through the Company's tax return preparation services, accounting services and educational workshops. The Company believes that its tax return preparation and accountings services are inextricably intertwined with its financial planning activities in the Company offices and that overall profitability will depend, in part, on the two channels leveraging off each other since many of the same processes, procedures and systems support sales from both channels. Accordingly, management views and evaluates the Company as one segment.

The Company also provides financial planning services through approximately 66 independently owned and operated offices in twelve states. The Company benefits from economies of scale associated with the aggregate production of both Company offices and independently owned offices.

All of the Company's financial planners are employees or independent contractors of the Company and registered representatives of Prime Capital Services, Inc. ("PCS"), a wholly owned subsidiary of the Company. PCS conducts a securities brokerage business providing regulatory oversight and products and sales support to its registered representatives, who sell investment products and provide services to their clients. PCS earns a share of commissions from the services that the financial planners provide to their clients in transactions for securities, insurance and related products. PCS is a registered securities broker-dealer with the Securities and Exchange Commission ("SEC") and a member of the Financial Industry Regulatory Authority ("FINRA") formerly known as the National Association of Securities Dealers, Inc. ("NASD"). The Company also has a wholly owned subsidiary, Asset & Financial Planning, Ltd. ("AFP"), which is registered with the SEC as an investment advisor. Almost all of the Company financial planners are also authorized agents of insurance underwriters. The Company has the capability of processing insurance business through PCS and Prime Financial Services, Inc. ("PFS", a wholly owned subsidiary), which are licensed insurance brokers, as well as through other licensed insurance brokers. While the Company is also a licensed mortgage broker in the states of New York and Pennsylvania and, through GC Capital Corporation, a wholly owned subsidiary of the Company, is a licensed mortgage broker in the State of Florida, the Company derived approximately 1.0% of its revenue in fiscal 2007* from financing services.

In fiscal 2007, approximately 90.0% of the Company's revenues were derived from commissions and fees from financial planning services, including the Company's financing and insurance activities, and approximately 10.0% were derived from fees for tax preparation and accounting services.

A majority of the financial planners located in Company offices are also tax preparers and/or accountants. The Company's tax preparation business is conducted predominantly in February, March and April. During the 2007 tax season, the Company prepared approximately 22,900 United States tax returns.

The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K can be obtained, free of charge, on the Company's web site at www.gilcio.com.

STRATEGY

Key elements to achieve the Company's corporate objectives include:

Overall Strategy. The Company believes that its recurring tax return preparation and accounting services are inextricably intertwined with its financial planning services. Clients often consider other aspects of their financial needs, such as investments, insurance, retirement and estate planning, when having their tax returns and business records prepared by the Company. The Company believes that this combination of services to its recurring tax and accounting clients has created, and will continue to create, optimum revenue for the Company.

----------
* Fiscal years are denominated by the year in which they end. Accordingly, fiscal 2007 refers to the year ended June 30, 2007.

Expand its client base through acquisitions. The Company is actively pursuing acquisitions of tax preparation and accounting firms to increase its client base and accounting business. In an effort to facilitate identifying potential acquisitions, the Company has launched an advertising campaign involving targeted direct mail, a customized web site and inbound and outbound telemarketing to prospect for leads. The Company believes that in addition to the tax preparation and accounting services revenue generated from the acquired practices, there are additional opportunities to increase financial planning revenue by providing financial planning services to many of the acquired clients.

Recruiting financial planners. The Company is actively recruiting financial planners. These efforts are supported by advertising, targeted direct mail, and inbound and outbound telemarketing.

Increase brand awareness; expand business presence. The Company plans to increase its brand recognition to attract new clients and financial planners. The Company is executing a comprehensive marketing plan to attract more clients and experienced financial planners, build market awareness, educate consumers and maintain customer loyalty through direct marketing, advertising through its marketing department, use of its web site, various public relations programs, live seminars, print advertising, radio, and television.

Provide value-added services to its clients. The Company provides its clients with access to a pool of well-trained financial planners and access to up-to-date market and other financial information. The Company provides its representatives with information and training regarding current financial products and services.

Create technologically innovative solutions to satisfy client needs. The Company continues to pursue additional technologies to service the rapidly evolving financial services industry.

Build recurring revenue. Over the past three years, the Company has focused its financial planning efforts on building its fee based investment advisory business. The Company believes that fee based investment advisory services may be better for certain clients. While these fees generate substantially lower first year revenue than most commission products, the recurring nature of these fees provides a platform for accelerating future revenue growth.

Provide technological solutions to its employee and independent representatives. The Company believes that it is imperative that it continues to possess state-of-the-art technology so that its employees and independent registered representatives can effectively facilitate, measure and record business activity in a timely, accurate and efficient manner. By continuing its commitment to provide a highly capable technology platform to process business, the Company believes that it can achieve economies of scale and potentially reduce the need to hire additional personnel.

Expand its product and service offering through strategic relationships. The Company continues to pursue business alliances, capitalize on cross-selling opportunities, create operational efficiencies and further enhance its name recognition.

TAX RETURN PREPARATION AND ACCOUNTING SERVICES

The Company prepares federal, state and local income tax returns for individuals, predominantly in the middle and upper income tax brackets and provides accounting services to small and midsize companies. The United States Internal Revenue Service (the "IRS") reported that more than 132 million individual 2006 federal income tax returns were filed in the United States through July 27, 2007. According to the IRS, a paid preparer completes approximately 71% of the tax returns e-filed in the United States each year. Among paid preparers, H&R Block, Inc. ("H&R Block") dominates the low-cost tax preparation business with approximately 12,500 offices located throughout the United States. According to information released by H&R Block, H&R Block prepared an aggregate of approximately 20.3 million United States tax returns during the 2007 tax season. The remainder of the tax preparation industry is highly fragmented and includes regional tax preparation services, accountants, attorneys, small independently owned companies, and financial service institutions that prepare tax returns as ancillary parts of their business. The Company believes that H&R Block's dominance as the industry leader and the fragmentation of the rest of the industry represents a very attractive growth opportunity for the Company.

The Company believes that it offers clients a cost effective and proactive tax preparation and tax planning service compared to services provided by H&R Block, accountants and many independent tax preparers. The Company's volume allows it to provide uniform services at competitive prices. In addition, as compared to certain of its competitors that are open only during tax season, all of the Company's offices are open year round to provide financial planning and other services to its clients.

Almost all of the Company's professional tax preparers have tax preparation experience or are trained by the Company to meet the required level of expertise to properly prepare tax returns.

The Company's tax preparers are generally not certified public accountants, attorneys or enrolled agents. Therefore, they are limited in the representation that they can provide to clients of the Company in the event of an audit by the IRS. However, through the Company's acquisition of accounting firms, the Company expects the percentage of its tax preparers who are certified public accountants to increase. Only an attorney, a certified public accountant or a person specifically enrolled to practice before the IRS can represent a taxpayer in an audit.

FINANCIAL PLANNING

A majority of the Company's tax preparers and accountants also perform financial planning services. The Company provides financial planning services, including securities brokerage, investment management services, insurance and financing services. Most middle and upper income individuals require a variety of financial planning services. Clients often consider other aspects of their financial needs, such as insurance, investments, retirement and estate planning, while having their tax returns prepared by the Company. The Company offers every client the opportunity to complete a questionnaire that is designed to ascertain if the client needs services for other aspects of the client's financial situation. These questionnaires are reviewed to determine whether the client may benefit from the Company's financial planning services.

All of the Company's financial planners are registered representatives of PCS. PCS conducts a securities brokerage business providing regulatory oversight and products and sales support to its registered representatives, who provide investment products and services to their clients. PCS is a registered securities broker-dealer with the SEC and a member of FINRA.

To become a registered representative, a person must pass one or more of a series of qualifying exams administered by FINRA that test the person's knowledge of securities and related regulations. Thereafter, PCS supervises the registered representatives with regard to all regulatory matters. In addition to certain mandatory background checks required by FINRA, the Company also requires that each registered representative respond in writing to a background questionnaire. PCS has been able to recruit and retain experienced and productive registered representatives who seek to establish and maintain personal relationships with their clients. The Company believes that continuing to add experienced, productive registered representatives is an integral part of its growth strategy.

The Company provides a variety of services and products to its financial planners to enhance their professionalism and productivity.

Approved Investment Products. The Company's financial planners offer a wide variety of approved investment products to their clients that are sponsored by well-respected, financially sound companies. The Company believes that this is critical to the success of its financial planners and the Company. The Company follows a selective process in determining approved products to be offered to clients by its financial planners, and it periodically reviews the product list for continued maintenance or removal of approved status.

Marketing. The Company provides advertising and public relations assistance to its financial planners that enhance their profile, public awareness, and professional stature in the public's eye, including FINRA-approved marketing materials, corporate and product brochures and client letters.

Supervision/Compliance. The Company's financial planners seek and value assistance in the area of compliance. Keeping in step with the latest industry regulations, the Company's compliance department provides to its representatives, among other things:

      o     Advertising and sales literature review
      o Field inspections, followed up with written findings and recommendations
      o     Assistance with customer complaints and regulatory inquiries
      o Workshops, seminars and in-house publications on various compliance matters
      o     Regional and national meetings
      o Interpretation of rules and regulations and general compliance training

Clearing. The Company utilizes the services of National Financial Services, LLC, which is a wholly owned subsidiary of Fidelity Investments, to clear its transactions. Engaging the processing services of a clearing firm exempts the Company from the application of certain capital reserve requirements and other complex regulatory requirements imposed by federal and state securities laws.

MARKETING

The Company markets its services principally through referrals from customers, media, direct mail, promotions and workshops. The majority of clients in each office return to the Company for tax preparation services during the following year.

Media

The Company advertises on television, radio, newspapers, magazines and outdoor media.

Sports Marketing

The Company advertises and does special promotions with the New York Mets at Shea Stadium during the regular season and with other major league baseball teams during spring training.

Direct Mail

The Company regularly sends direct mail advertisements to residences in the areas surrounding the Company's offices. The direct mail advertising solicits business for the Company's tax preparation and financial planning services. Many of the Company's new clients each year are first introduced to the Company through its direct mail advertising.

Workshops

The Company promotes local tax planning workshops. At these workshops, prospective new clients can learn about easy to follow strategies for reducing their taxes and for accumulating, preserving and transferring their wealth.

Online

The Company has a web site on the internet at www.gilcio.com for Company information, including financial information and its latest news releases. In addition, the Company utilizes search engine marketing tools and advertising to attract interest to its site.

TRADEMARK

The Company has registered its "Gilman Ciocia Tax and Financial Planning" trademark with the U.S. Patent and Trademark Office. The trademark is registered through 2017.

EMPLOYEES

As of June 30, 2007, the Company employed 227 persons on a permanent full-time basis. During tax season, the Company typically employs seasonal employees who do only tax return preparation or provide support functions. The minimum requirements for a tax preparer at the Company are generally some tax preparation experience and the completion of the Company's proprietary tax preparation training course or equivalent education experience.

Each of the registered representatives licensed with PCS and insurance agents licensed through the Company has entered into a commission sharing agreement with the Company. Each such agreement generally provides that a specified percentage of the commissions earned by the Company are paid to the registered representative or insurance agent. In the commission sharing agreements, the employee registered representatives also agree to maintain certain Company information as confidential and not to compete with the Company.

REGULATION (COMPLIANCE AND MONITORING)

PCS, AFP and the securities industry in general, are subject to extensive regulation in the United States at both the federal and state levels, as well as by self-regulatory organizations ("SROs") such as FINRA.

The SEC is the federal agency primarily responsible for the regulation of broker-dealers and investment advisers doing business in the United States. Certain aspects of broker-dealer regulation have been delegated to securities industry SROs, principally FINRA and the New York Stock Exchange ("NYSE"). These SROs adopt rules (subject to SEC approval) that govern the industry, and, along with the SEC, conduct periodic examinations of the operations of PCS. PCS is a member of FINRA and the NYSE. The Board of Governors of the Federal Reserve System also promulgates regulations applicable to securities credit transactions involving broker-dealers. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business.

Broker-dealers are subject to regulations covering all aspects of the securities industry, including sales practices, trade practices among broker-dealers, capital requirements, the use and safekeeping of clients' funds and securities, recordkeeping and reporting requirements, supervisory and organizational procedures intended to ensure compliance with securities laws and to prevent unlawful trading on material nonpublic information, employee related matters, including qualification and licensing of supervisory and sales personnel, limitations on extensions of credit in securities transactions, clearance and settlement procedures, requirements for the registration, underwriting, sale and distribution of securities and rules of the SROs designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations is the relationship between broker-dealers and their clients. As a result, many aspects of the relationship between broker-dealers and clients are subject to regulation, including, in some instances, requirements that brokers make "suitability" determinations as to certain customer transactions, limitations on the amounts that may be charged to clients, timing of proprietary trading in relation to client's trades, and disclosures to clients.

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

REGULATORY AND LEGAL MATTERS

On September 6, 2005, the Company received an informal inquiry from the SEC regarding variable annuity sales by the Company's registered representatives during the period January 1, 2002 through August 1, 2005. On June 22, 2006, the SEC entered a formal order of investigation. The Company is cooperating fully with the SEC in connection with this inquiry. At this stage of the formal investigation, the Company cannot predict whether an enforcement action will result from the SEC's investigation.

On February 4, 2004, the Company was served with a Summons and a Shareholder's Class Action and Derivative Complaint with the following caption: "Gary Kosseff, Plaintiff, against James Ciocia, Thomas Povinelli, Michael Ryan, Kathryn Travis, Seth A. Akabas, Louis P. Karol, Edward H. Cohen, Steven Gilbert and Doreen Biebusch, Defendants and Gilman & Ciocia, Inc., Nominal Defendant". The nature of the action is that the Company, its board of directors and its management, breached their fiduciary duty of loyalty in connection with the sale of certain of the Company's offices. The action was filed in the Court of Chancery of the State of Delaware in and for New Castle County under Civil Action No. 188-N. The case was scheduled for trial on June 4, 2007. The trial was postponed without a new date pending settlement negotiations. While the Company will vigorously defend itself in this matter, there can be no assurance that this lawsuit will not have a material adverse impact on its financial position.

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

EQUITY FINANCING

On August 20, 2007, the Company closed the sale (the "Investment Purchase Closing") of 40.0 million shares of its common stock, par value $.01 per share (the "Common Stock"), at a price of $0.10 per share for proceeds of $4.0 million (the "Investment Purchase") pursuant to an Investor Purchase Agreement dated April 25, 2007 (the "Purchase Agreement") with Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P.I and WebFinancial Corporation (the "Investment Purchasers").

The Investment Purchase Closing was contingent upon the purchase of an additional 40.0 million shares of Common Stock at a price of $0.10 per share in cash or by the conversion of outstanding debt or other liabilities of the Company (the "Private Placement") by other purchasers (the "Private Placement Purchasers") including officers, directors and employees of the Company. The closing of the Private Placement (the "Private Placement Closing") occurred on August 20, 2007 simultaneously with the Investment Purchase Closing. At the Private Placement Closing, the Company issued 16.9 million shares of Company common stock for cash proceeds of $1.7 million and 23.1 million shares of Company common stock for the conversion of $2.3 million of Company debt. See
Note 22 to Notes to Consolidated Financial Statements for a discussion of the stock sales.

DEBT DEFAULTS

During fiscal 2007, 2006 and 2005 the Company was in default of certain covenants under its term loan/revolving letter of credit financing with Wachovia Bank, National Association ("Wachovia"). As a result of these defaults, the Company entered into a debt forbearance agreement with Wachovia which was last amended on April 1, 2006. As a result of these defaults, the Company's debt with Wachovia has been classified as a current liability on its financial statements. As of September 1, 2007, the Company was current with its monthly payments to Wachovia and the outstanding principal balance was $0.7 million. See Note 11 to Notes to Consolidated Financial Statement for a discussion of the Company's debt.

As of June 30, 2007, the Company was in default on its $5.0 million distribution financing with Met Life Insurance Company of Connecticut ("Met Life") which purchased the Travelers Insurance Company who the original financing was through. However, on August 20, 2007, as a result of the Investment Purchase Closing and the Private Placement Closing, Met Life was paid $2.4 million in full satisfaction of the approximately $6.8 million, including principal and interest, owed to Met Life. See Note 22 to Notes to Consolidated Financial Statements for a discussion of the stock sales.

Item 1A. RISK FACTORS

Certain private shareholders, including some Company directors and officers, control a substantial interest in the Company and thus may influence certain actions requiring a shareholder vote

On August 20, 2007, Michael Ryan (the Company's President and Chief Executive Officer), Carole Enisman (the Company's Executive Vice President of Operations), Ted Finkelstein (the Company's Vice President and General Counsel), Dennis Conroy, Prime Partners, Inc. and Prime Partners II, LLC (holding companies owned in part by Michael Ryan), Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P.I and WebFinancial Corporation entered into a shareholders agreement concerning the voting of their shares of Company stock. These shareholders own approximately 69.0% of the Company's issued and outstanding shares of common stock. Pursuant to the shareholders agreement, these shareholders will have the ability to influence certain actions requiring a shareholder vote, for example, the election of directors. See Note 22 to Notes to Consolidated Financials Statements for a discussion of the shareholder agreement.

The Company's staggered board may entrench management and discourage unsolicited shareholder proposals that may be in the best interests of shareholders

The Company's restated certificate of incorporation provides that the Company's board of directors is divided into three classes. As a result, at any annual meeting only a minority of the board of directors will be considered for election. Since the Company's "staggered board" would prevent the Company's shareholders from replacing a majority of the Company's board of directors at any annual meeting, it may entrench management and discourage unsolicited shareholder proposals that may be in the best interests of shareholders.

Making and integrating acquisitions could impair the Company's operating results

The Company's current strategy is to actively pursue acquisitions of tax preparation and accounting firms. Acquisitions involve a number of risks, including: diversion of management's attention from current operations; disruption of the Company's ongoing business; difficulties in integrating and retaining all or part of the acquired business, its customers and its personnel; and the effectiveness of the acquired company's internal controls and procedures. The individual or combined effect of these risks could have an adverse effect on the Company's business. In paying for an acquisition, the Company may deplete its cash resources. Furthermore, there is the risk that the Company's valuation assumptions, customer retention expectations and its models for an acquired product or business may be erroneous or inappropriate due to foreseen or unforeseen circumstances and thereby cause the Company to overvalue an acquisition target. There is also the risk that the contemplated benefits of an acquisition may not materialize as planned or may not materialize within the time period or to the extent anticipated.

The Company's operations may be adversely affected if it is not able to expand its financial planning business by hiring additional financial planners and opening new offices

If the financial planners that the Company presently employs or recruits do not perform successfully, the Company's operations may be adversely affected. The Company plans to continue to expand in the area of financial planning, by expanding the business of presently employed financial planners and by recruiting additional financial planners. The Company's revenue growth will in large part depend upon the expansion of existing business and the successful integration and profitability of the recruited financial planners. The Company's growth will also depend on the success of independent financial planners who are recruited to join the Company. The financial planning channel of the Company's business has generated an increasing portion of the Company's revenues during the past few years, and if such channel does not continue to be successful, the Company's revenue may not increase.

The Consolidated Financial Statements do not include any adjustments that might result due the opening of new offices or from the uncertainties of a shift in the Company's business

The Company may choose to open new offices. When the Company opens a new office, the Company incurs significant expenses to build out the office and to purchase furniture, equipment and supplies. The Company has found that a new office usually suffers a loss in its first year of operation, shows no material profit or loss in its second year of operation and does not attain profitability, if ever, until its third year of operation. Therefore, the Company's operating results could be materially adversely affected in any year that the Company opens a significant number of new offices. If the financial markets deteriorate, the Company's financial planning channel will suffer decreased revenues. The Company's revenue and profitability may be adversely affected by declines in the volume of securities transactions and in market liquidity, which generally result in lower revenues from trading activities and commissions. Lower securities price levels may also result in a reduced volume of transactions as well as losses from declines in the market value of securities held in trading, investment and underwriting positions. In periods of low volume, the fixed nature of certain expenses, including salaries and benefits, computer hardware and software costs, communications expenses and office leases, will adversely affect profitability. Sudden sharp declines in market values of securities and the failure of issuers and counterparts to perform their obligations can result in illiquid markets in which the Company may incur losses in its principal trading and market making activities.

The Company's sale of 80,000,000 shares on August 20, 2007 significantly diluted the common stock ownership of existing shareholders

The significant dilution of the common stock ownership of existing shareholders could have an adverse effect on the price of the shares and on the future volume of the shares traded. See Note 22 to Notes to Consolidated Financial Statements for a complete discussion of the stock sales.

The listing of Company shares on the "grey sheets" could make trading the Company's shares difficult for investors

The shares of the Company's common stock are traded on what is commonly referred to as the "grey sheets". As a result, an investor may find it difficult to dispose of or obtain accurate quotations as to the market value of the securities. In addition, trading on the "grey sheets" could make trading the Company's shares difficult for investors. The Company is in full compliance with all SEC and NASDAQ requirements including SEC Rule 15c2-11.

The low trading volume of the Company's common stock increases volatility, which could impair the Company's ability to obtain equity financing

Low trading volume in the Company's common stock increases volatility, which could result in the impairment of the Company's ability to obtain equity financing. As a result, historical market prices may not be indicative of market prices in the future. In addition, the stock market has recently experienced extreme stock price and volume fluctuation. The Company's market price may be impacted by changes in earnings estimates by analysts, economic and other external factors and the seasonality of the Company's business. Fluctuations or decreases in the trading price of the common stock may adversely affect the shareholders' ability to buy and sell the common stock and the Company's ability to raise money in a future offering of common stock.

The results of the Company's review of whether there has been a Section 382 limitation on the use of its net operating loss carryovers imposed due to the equity transactions on August 20, 2007 could have a negative impact on its tax liability

The Company's net operating loss carryovers of $19.0 million at June 30, 2007 expire generally from 2017 to 2027. As a result of the equity transactions described in Note 22 to Notes to Consolidated Financial Statements, the Company is reviewing whether its ability to utilize its net operating loss carryovers may be restricted based on Internal Revenue Code Section 382 "changes in ownership." If the Company is unable to utilize its net operating loss carryovers, it would increase the Company's tax liability which would have a material adverse effect on the Company's operating results.

Changing laws and regulations have resulted in increased compliance costs for the Company, which could affect its operating results

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and newly enacted SEC regulations have created additional compliance requirements for companies such as ours. The Company is committed to maintaining high standards of internal controls over financial reporting, corporate governance and public disclosure. As a result, the Company intends to continue to invest appropriate resources to comply with evolving standards, and this investment has resulted and will likely continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. See Item 9A."Controls and Procedures."

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

Dependence on technology software and systems and the Company's inability to provide assurance that its systems will be effective could adversely affect the Company's operations

As an information-financial services company with a subsidiary broker-dealer, the Company is greatly dependent on technology software and systems and on the internet to maintain customer records, effect securities transactions and prepare and file tax returns. In the event that there is an interruption to the Company's systems due to internal systems failure or from an external threat, including terrorist attacks, fire and extreme weather conditions, the Company's ability to prepare and file tax returns and to process financial transactions could be affected. The Company has offsite backup, redundant and remote failsafe systems in place to safeguard against these threats but there can be no assurance that such systems will be effective to prevent malfunction and adverse effects on operations.

The Company's industries are highly competitive; if it fails to remain competitive, the Company may lose customers and its results of operations would be adversely affected

The financial planning and tax planning industries are highly competitive. If the Company's competitors create new products or technologies, or are able to take away its customers, the Company's results of operations may be adversely affected. The Company's competitors include companies specializing in income tax preparation as well as companies that provide general financial services. The Company's principal competitors are H&R Block and Jackson Hewitt in the tax preparation field and many well-known national brokerage and insurance firms in the financial services field, including Merrill Lynch and Citigroup. Many of these competitors have larger market shares and significantly greater financial and other resources than the Company. The Company may not be able to compete successfully with such competitors. Competition could cause the Company to lose existing clients, impact the Company's ability to acquire new clients and increase advertising expenditures, all of which could have a material adverse effect on the Company's business or operating results.

Additionally, federal and state governments may in the future become direct competitors to the Company's tax offerings. If federal and state governments provide their own software and electronic filing services to taxpayers at no charge it could have a material adverse effect on the Company's business, financial condition and results of operations. The federal government has proposed legislation that could further this initiative.

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

The highly seasonal nature of the Company's business presents a number of financial risks and operational challenges which, if the Company fails to meet, could materially affect its business

The Company's business is highly seasonal. The Company generates substantially all of its tax preparation revenues during tax season, which is the period from January 1 through April 30. The concentration of this revenue-generating activity during this relatively short period presents a number of operational challenges for the Company including: (i) cash and resource management during the first eight months of its fiscal year, when the Company generally operates at a loss and incurs fixed costs and costs of preparing for the upcoming tax season; (ii) flexible staffing, because the number of employees at the Company's offices during the peak of tax season is much higher than at any other time;
(iii) accurate forecasting of revenues and expenses; and (iv) ensuring optimal uninterrupted operations during peak season, which is the period from late January through April.

If the Company were unable to meet these challenges or was to experience significant business interruptions during tax season, which may be caused by labor shortages, systems failures, work stoppages, adverse weather or other events, many of which are beyond its control, the Company could experience a loss of business, which could have a material adverse effect on its business, financial condition and results of operations.

Competition from departing employees and the Company's ability to enforce contractual non-competition and non-solicitation provisions could adversely affect the Company's operating results

If a large number of the Company's employees and financial planners departed and began to compete with the Company, the Company's operations may be adversely affected. Although the Company attempts to restrict such competition contractually, as a practical matter, enforcement of contractual provisions prohibiting small-scale competition by individuals is difficult. In the past, departing employees and financial planners have competed with the Company. They have the advantage of knowing the Company's methods and, in some cases, having access to the Company's clients. No assurance can be given that the Company will be able to retain its most important employees and financial planners or that the Company will be able to prevent competition from them or successfully compete against them. If a substantial amount of such competition occurs, the corresponding reduction of revenue may materially adversely affect the Company's operating results.

Departure of key personnel could adversely affect the Company's operations

If any of the Company's key personnel were to leave its employ, the Company's operations may be adversely affected. The Company believes that its ability to successfully implement its business strategy and operate profitably depends on the continued employment of James Ciocia, its Chairman of the Board, Michael Ryan, its President and Chief Executive Officer, Ted Finkelstein, its Vice President and General Counsel, Kathryn Travis, its Secretary, Carole Enisman, its Executive Vice President of Operations, and Karen Fisher, its Chief Accounting Officer. Michael Ryan and Carole Enisman are married. If any of these individuals become unable or unwilling to continue in his or her present position, the Company's business and financial results could be materially adversely affected.

The decision not to pay dividends could impact the marketability of the Company's common stock

The Company's decision not to pay dividends could negatively impact the marketability of the Company's common stock. Since its initial public offering of securities in 1994, the Company has not paid dividends and it does not plan to pay dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to finance the growth of the Company

The release of restricted common stock may have an adverse affect on the market price of the common stock

The release of various restrictions on the possible future sale of the Company's common stock may have an adverse affect on the market price of the common stock. Based on information received from the Company's transfer agent, approximately
68.4 million shares of the common stock outstanding are "restricted securities" under Rule 144 of the Securities Act of 1933, as amended (the "Securities Act").

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

If new regulations are imposed on the securities industry, the operating results of the Company may be adversely affected. The SEC, FINRA, the NYSE and various other regulatory agencies have stringent rules with respect to the protection of customers and maintenance of specified levels of net capital by broker-dealers. The regulatory environment in which the Company operates is subject to change. The Company may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, FINRA, other U.S. governmental regulators or SROs. The Company also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by the SEC, other federal and state governmental authorities and SROs.

PCS is subject to periodic examination by the SEC, FINRA, SROs and various state authorities. PCS sales practice, operations, recordkeeping, supervisory procedures and financial position may be reviewed during such examinations to determine if they comply with the rules and regulations designed to protect customers and protect the solvency of broker-dealers. Examinations may result in the issuance of letters to PCS, noting perceived deficiencies and requesting PCS to take corrective action. Deficiencies could lead to further investigation and the possible institution of administrative proceedings, which may result in the issuance of an order imposing sanctions upon PCS and/or their personnel.

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

The Company has a history of losses and may incur losses in the future

While, the Company reported a profit for the fiscal year ended June 30, 2007, the Company incurred losses in fiscal years 2006, 2005, and 2004 and may incur losses again in the future. As of June 30, 2007, the Company's accumulated deficit was $33.5 million. If the Company fails to continue to earn profits, the value of a shareholders investment may decline.

System or network failures or breaches in connection with the Company's services and products could reduce its sales, impair its reputation, increase costs or result in liability claims, and seriously harm its business

Any disruption to the Company's services and products, its own information systems or communications networks or those of third-party providers upon whom the Company relies as part of its own product offerings, including the internet, could result in the inability of its customers to receive its products for an indeterminate period of time. The Company's services may not function properly for any of the following reasons:

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

ITEM 2. PROPERTIES

As of June 30, 2007, the Company provided financial services to its clients at 28 local offices in four states: 13 in New York, 11 in Florida, three in New Jersey, and one in Pennsylvania. In May 2007 the Company sold its office in Melbourne, Florida; in November 2006, the Company sold its office in Connecticut, and in August 2005, the Company sold its office in Colorado. A majority of the offices are located in commercial office buildings and are leased. The remaining terms of the leases vary from one to ten years. The Company's rental expense during fiscal 2007 was approximately $2.0 million. The Company believes that any of its rental spaces could be replaced with comparable office space, however, location and convenience is an important factor in marketing the Company's services to its clients.

ITEM 3. LEGAL PROCEEDINGS

The Company and PCS are defendants and respondents in lawsuits and FINRA arbitrations in the ordinary course of business. On June 30, 2007, there were 22 pending lawsuits and arbitrations, of which 8 are settled and pending payment, and of which 13 were against PCS or its registered representatives. As of September 15, 2007 there were 19 pending lawsuits and arbitrations remaining, of which 7 were settled and pending payment. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies," the Company has established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, the Company's management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of the losses. In making these decisions, the Company bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the Company's estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, the Company cannot predict with certainty the eventual loss or range of loss related to such matters. If its judgments prove to be incorrect, its liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. Management accrued $0.5 million as a reserve for potential settlements, judgments and awards. PCS has errors and omissions coverage that will cover a portion of such matters. In addition, under the PCS registered representatives contract, each registered representative is responsible for covering costs in connection with these claims. While the Company will vigorously defend itself in these matters and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on its financial position.

On September 6, 2005, the Company received an informal inquiry from the SEC regarding variable annuity sales by the Company's registered representatives during the period January 1, 2002 through August 1, 2005. On June 22, 2006, the SEC entered a formal order of investigation. The Company is cooperating fully with the SEC in connection with this inquiry. At this stage of the formal investigation, the Company cannot predict whether an enforcement action will result from the SEC's investigation.

On February 4, 2004, the Company was served with a Summons and a Shareholder's Class Action and Derivative Complaint with the following caption: "Gary Kosseff, Plaintiff, against James Ciocia, Thomas Povinelli, Michael Ryan, Kathryn Travis, Seth A. Akabas, Louis P. Karol, Edward H. Cohen, Steven Gilbert and Doreen Biebusch, Defendants and Gilman & Ciocia, Inc., Nominal Defendant". The nature of the action is that the Company, its board of directors and its management, breached their fiduciary duty of loyalty in connection with the sale of certain of the Company's offices. The action was filed in the Court of Chancery of the State of Delaware in and for New Castle County under Civil Action No. 188-N. The case was scheduled for trial on June 4, 2007. The trial was postponed without a new date pending settlement negotiations. While the Company will vigorously defend itself in this matter, there can be no assurance that this lawsuit will not have a material adverse impact on its financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on July, 19, 2007. At this meeting:

1. The stockholders approved the adoption of the Company's 2007 Stock Incentive Plan (the "2007 Plan").

The 2007 Plan provides that it will be administered by the Company's board of directors or a committee of two or more members of the board appointed by the board (the "Committee"). The board or the Committee will generally have the authority to administer the 2007 Plan, determine participants who will be granted awards under the 2007 Plan, the size and types of awards, the terms and conditions of awards and the form and content of the award agreements representing awards.

The 2007 Plan provides for the grant of any or all of the following types of awards: (a) common stock options, (b) restricted common stock, (c) deferred common stock and (d) other common stock-based awards. Awards may be granted singly, in combination, or in tandem. Subject to anti-dilution adjustments as provided in the 2007 Plan, (i) the 2007 Plan provides for a total of 16.1 million shares of the Company's common stock to be available for distribution pursuant to the 2007 Plan, and (ii) the maximum number of shares of the Company's common stock with respect to which stock options, restricted stock, deferred stock, or other stock-based awards may be granted to any participant under the 2007 Plan during any calendar year or part of a year may not exceed
0.6 million shares.

Awards under the 2007 Plan may be granted to employees, directors, consultants and advisors of the Company and its subsidiaries. However, only employees of the Company and its subsidiaries will be eligible to receive options that are designated as incentive stock options.

With respect to options granted under the 2007 Plan, the exercise price must be at least 100% (110% in the case of an incentive stock option granted to a ten percent stockholder within the meaning of Section 422(b)(6) of the Internal Revenue Code of 1986) of the fair market value of the common stock subject to the award, determined as of the date of grant. Restricted stock awards are shares of common stock that are awarded subject to the satisfaction of the terms and conditions established by the administrator. In general, awards that do not require exercise may be made in exchange for such lawful consideration, including services, as determined by the administrator.

2. The stockholders approved an amendment of the Company's Certificate of Incorporation to increase the Company's authorized common stock to 500.0 million shares (the "Amendment"). The Amendment was effected on July 20, 2007. Prior to the Amendment, the Company's Certificate of Incorporation provided for 20.0 million shares of authorized common stock.

3. The stockholders approved the sale of 40.0 million shares of Company common stock to certain investment purchasers, and the sale of an additional 40.0 million shares of Company common stock to certain private placement purchasers. See Note 22 to Notes to Consolidated Financial Statements for a discussion of the stock sales.

4. The stockholders elected the following directors: Edward Cohen as a Class A director (whose term expires at the annual meeting of stockholders to be held for the fiscal year ending June 30, 2007), James Ciocia and Michael Ryan as Class B directors (whose terms expire at the annul meeting of stockholders to be held for the fiscal year ending June 30, 2008) and John Levy and Allan Page as Class C directors (whose terms expire at the annual meeting of stockholders to be held for the fiscal year ending June 30, 2009).

5. The stockholders ratified the appointment of Sherb & Co., LLP as the Company's independent auditors for the fiscal year ending June 30, 2007.

The following table sets forth the results of votes of security holders related to the above submission of matters:

Submission of Matters to a Vote of Security Holders                        For          Against      Withheld      Abstained
---------------------------------------------------------------------------------------------------------------------------
1.  Adoption of the Company's 2007 Stock Incentive Plan                 5,204,874        75,491            --        56,604

2.  Increase the Company's authorized common stock to 500.0
    million                                                             5,223,711        49,771            --        63,487

3.  Approve sale of 40.0 million shares of Company common stock to certain investment purchasers, and the sale of an
    additional 40.0 million shares of Company common stock to
    certain private placement purchasers                                5,234,062        36,551            --        66,356

4.  Elect the following directors:
        Edward Cohen as Class A Director                                7,617,563            --       316,909            --
        James Ciocia as Class B Director                                7,615,296            --       319,176            --
        Michael Ryan as Class B Director                                7,616,763            --       317,709            --
        John Levy as Class C Director                                   7,617,363            --       317,109            --
        Allan Page as Class C Director                                  7,617,363            --       317,109            --

5.  Ratify the appointment of Sherb & Co., LLP as the Company's independent auditors for the fiscal year ending June 30,
    2007                                                                7,645,119       214,325            --        74,828

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of the Company's common stock were delisted from the NASDAQ Stock Market in August 2002 and now trade on what is commonly called the grey sheets under the symbol "GTAX.PK". The following table sets forth the high and low sales prices for the common stock during the periods indicated as reported on the grey sheets:

SALES PRICES

QUARTER ENDED               HIGH       LOW
------------------         -----      -----
September 30, 2005         $0.50      $0.25
December 31, 2005          $0.30      $0.01
March 31, 2006             $0.35      $0.10
June 30, 2006              $0.36      $0.05
September 30, 2006         $0.35      $0.01
December 31, 2006          $0.25      $0.05
March 31, 2007             $0.25      $0.05
June 30, 2007              $0.20      $0.02

DIVIDENDS

Since its initial public offering of securities in 1994, the Company has not paid dividends, and it does not plan to pay dividends in the foreseeable future. The Company currently intends to retain any future earnings to finance the growth of the Company.

HOLDERS OF COMMON STOCK

On June 30, 2007, there were approximately 400 registered holders of common stock. This does not reflect persons or entities that hold common stock in nominee or "street" name through various brokerage firms. On the closing of trading on June 30, 2007, the price of the common stock was $0.05 per share.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended June 30, 2007 the Company issued the following shares of common stock in privately negotiated transactions that were not registered under the Securities Act pursuant to the exemption provided by
Section 4(2) of the Securities Act:

      o On February 5, 2007, the Company issued 0.2 million shares to a group of Company management and employees who purchased a loan owed by the Company ("Purchasing Group"), and through June 30, 2007 accrued for the issuance of 0.1 million shares to the Purchasing Group, as interest on this loan.

      o On August 2, 2007 the Company issued 24,027 shares to an employee as compensation pursuant to the terms of his financial planner agreement.

No underwriters or brokers participated in any of these transactions. All such sales were privately negotiated with the individuals with whom the Company had a prior relationship.

On August 20, 2007, the Company sold 40.0 million shares of Company common stock to certain investment purchasers, and sold an additional 40.0 million shares of Company common stock to certain private placement purchasers. Total outstanding shares of common stock on September 1, 2007 were 89.7 million. See Note 22 to Notes to Consolidated Financial Statements for a discussion of the stock sales.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

                                                                                                                   (c)
                                                                                                           Number of Securities
                                                                                                          Remaining Available for
                                                             (a)                        (b)                Future Issuance Under
                                                    Number of Securities to        Weighted-Average         Equity Compensation
                                                    be Issued Upon Exercise        Exercise Price of         Plans (Excluding
                                                    of Outstanding Options,        Options, Warrants      Securities Reflected in
               Plan Category                         Warrants and Rights             and Rights                 Column (a) )
---------------------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans Approved by Security                  --                                                     --
Holders                                                                                     --

Equity Compensation Plans not Approved
by Security Holders                                        788,500                       $7.11                         --
                                                           -------                                                -------
Total                                                                                                                  --
                                                           788,500

The Company maintains records of option grants by year, exercise price, vesting schedule and grantee. In certain cases, the Company has estimated, based on all available information, the number of such options that were issued pursuant to each plan. The material terms of each option grant varied according to the discretion of the board of directors. In addition, from time to time, the Company has issued, and in the future may issue, additional non-qualified options pursuant to individual option agreements, the terms of which vary from case to case. See Note 14 to Notes to Consolidated Financial Statements.

The Company's 2007 Stock Incentive Plan was adopted at the Company's stockholders meeting on July 19, 2007. Subject to anti-dilution adjustments as provided in the 2007 Plan, (i) the 2007 Plan provides for a total of 16.1 million shares of the Company's common stock to be available for distribution pursuant to the 2007 Plan, and (ii) the maximum number of shares of the Company's common stock with respect to which stock options, restricted stock, deferred stock, or other stock-based awards may be granted to any participant under the 2007 Plan during any calendar year or part of a year may not exceed
0.6 million shares. See Item 4. "Submission of Matters to a Vote of Security Holders" for a discussion of the 2007 Stock Incentive Plan.

PERFORMANCE PRESENTATION

The following graph shows the annual cumulative total shareholder return for the five years ending June 30, 2007, on an assumed investment of $100 on June 30, 2002 and assumes dividends reinvested in the Company, NASDAQ Market Index and the Company's Peer Group Index which includes H&R Block Inc. and Jackson Hewitt Tax Services.

                              [PERFORMANCE CHART]

  [This following table was depicted as a line chart in the printed material.]

                          2002      2003      2004      2005      2006     2007
                          ----      ----      ----      ----      ----     ----
GILMAN & CIOCIA, INC.    100.00     14.02     46.73     40.19     18.69     4.67
PEER GROUP INDEX         100.00     95.30    106.81    133.94    116.96   116.22
NASDAQ MARKET NDEX       100.00    111.20    141.42    141.27    150.36   180.25

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The Selected Consolidated Financial Data with respect to the Company's Consolidated Balance Sheets as of June 30, 2007 and 2006 and the related Consolidated Statements of Operations for the years ended June 30, 2007, 2006 and 2005 have been derived from the Company's Consolidated Financial Statements which are included herein. The following Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and the information contained in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                      SELECTED CONSOLIDATED FINANCIAL DATA
                           Fiscal Years Ended June 30,

                                                                                                              2003
                                            2007            2006             2005             2004         Restated (1)
-----------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Revenues                              $  53,051,566    $  53,621,438    $  56,243,677    $  60,385,177    $  54,177,962
Commissions                              32,747,937       33,104,344       34,242,568       34,361,368       32,018,741
Other Operating Expenses                 19,864,809       22,433,731       23,100,587       26,026,494       28,178,971
Income/(Loss) from Continuing
Operations                                  807,950       (2,555,320)      (1,825,576)      (1,020,073)      (7,741,173)
Income/(Loss) from
   Discontinued Operations                       --               --               --        6,088,225       (6,162,743)
Income Taxes                                 15,000               --               --           16,617           93,000
Net Income/(Loss)                           792,950       (2,555,320)      (1,825,576)       5,051,535      (13,996,916)
-----------------------------------------------------------------------------------------------------------------------
FINANCIAL CONDITION
Working Capital (Deficit)             $ (14,137,279)   $ (14,596,011)   $ (13,832,676)   $ (13,781,609)   $ (19,493,533)
Total Assets                             16,493,425       16,636,292       17,135,712       18,927,580       21,481,114
Long Term Debt and Capital Lease
Obligations                                 243,376          814,902          282,424          212,248          661,622
Total Shareholders' (Deficit)            (4,362,002)      (5,179,582)      (2,732,347)      (1,218,938)      (6,192,983)
-----------------------------------------------------------------------------------------------------------------------
PER SHARE OF COMMON STOCK
Earnings Per Share:
   Income/(Loss)Loss Per Share from
      Continuing Operations           $        0.08    $       (0.28)   $       (0.20)   $       (0.11)   $       (0.83)
   Income/(Loss) from
      Discontinued Operations         $          --    $          --    $          --    $        0.65    $       (0.65)
   Net Income/(Loss)                  $        0.08    $       (0.28)   $       (0.20)   $        0.54    $       (1.48)
Weighted Average Number of Common
Shares Outstanding:
   Basic Shares                           9,614,506        9,221,745        9,008,400        9,388,764        9,440,815
   Diluted Shares                         9,614,506        9,221,745        9,008,400        9,412,564        9,440,815
Cash Dividends                                   --               --               --               --               --
-----------------------------------------------------------------------------------------------------------------------
OTHER COMPANY DATA
AFP Assets under Management (2)       $ 629,602,100    $ 610,005,200    $ 518,448,600    $ 505,667,100    $ 358,021,950
-----------------------------------------------------------------------------------------------------------------------

(1) In January 2004, subsequent to the filing of the 10-K for the year ended June 30, 2003, management discovered and informed the auditors that revenues and related commission expenses for asset management services, billed and incurred in the quarter ended September 30, 2003 for services to be rendered in that quarter, had been recorded as of June 30, 2003. Further, it was ascertained that this error in revenue and expense recognition had been occurring since the 1999 acquisition of AFP and had gone undetected for four years. The receivables and commissions originally prematurely recorded at each quarter end were received and paid by the Company during the subsequent quarter. As the error applied to both beginning and ending balances of each quarter, the effect on any individual quarter was immaterial. As a result, the financial statements for the three years ended June 30, 2003 (including fiscal 2001) have been restated to correct the timing error and the related accrual for commission liabilities relating to asset management services. As a result of the restatement, revenues for the year ended June 30, 2003 increased by $60,009 and commission expense increased by $28,765. Losses for the year ended June 30, 2003 decreased by $31,334.

(2) The increase in asset values is attributable to increased assets under management as well as market fluctuations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-K and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such statements, including statements regarding the Company's expectations about its ability to raise capital, its strategy to achieve its corporate objectives, including its strategy to pursue growth through acquisitions, to increase revenues through its registered representative recruiting program and expand its brand awareness and business presence, its liquidity, its expectations regarding the payment of dividends, the outcome of litigation, arbitration and regulatory investigations and others, are based upon current information, expectations, estimates and projections regarding the Company, the industries and markets in which the Company operates, and management's assumptions and beliefs relating thereto. Words such as "will," "plan," "expect," "remain," "intend," "estimate," "approximate," and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by federal, state and local authorities and their impact on the lines of business in which the Company and its subsidiaries are involved; unforeseen compliance costs; changes in economic, political or regulatory environments; changes in competition and the effects of such changes; the inability to implement the Company's strategies; changes in management and management strategies; the Company's inability to successfully design, create, modify and operate its computer systems and networks; litigation involving the Company; and risks described in Item1A. "Risk Factors" of the Form 10-K and from time to time in reports and registration statements filed by the Company and its subsidiaries with the SEC. Readers should take these factors into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto set forth in Item 8. "Financial Statements and Supplementary Data".

OVERVIEW

Company Model

The Company provides federal, state and local income tax return preparation for individuals predominantly in middle and upper income brackets and accounting services to small and midsize companies and financial planning services, including securities brokerage, investment management services, insurance and financing services. Clients often consider other aspects of their financial needs such as investments, insurance, pension and estate planning, while having their tax returns prepared by the Company. The Company believes that its tax return preparation and accounting services are inextricably intertwined with its financial planning activities. Neither channel would operate as profitably by itself and the two channels leverage off each other, improving profitability and client retention. The financial planners who provide such services are employees of the Company and/or independent contractors of the Company's Prime Capital Services, Inc. ("PCS") subsidiary. The Company and PCS earn a share of commissions (depending on what service is provided) from the services that the financial planners provide to the clients in transactions for securities, insurance and related products. The Company also earns substantial revenue from asset management services provided through Asset & Financial Planning, Ltd. ("AFP"), a wholly owned subsidiary. The Company also earns revenues from commissions for acting as an insurance agent and as a broker for financing services. PCS also earns revenues ("PCS Marketing") from its strategic marketing relationships with certain product sponsors which enables PCS to efficiently utilize its training, marketing and sales support resources.

For the fiscal year ended June 30, 2007, approximately 10.0% of the Company's revenues were earned from tax preparation and accounting services and 90.0% were earned from all financial planning and related services of which approximately 74.0% was earned from mutual funds, annuities and securities transactions, 21.0% from asset management, 2.0% from insurance, 2.0% from PCS Marketing, and 1.0% from financing services.

Managed Assets

The following table presents the market values of assets under management by
AFP:

                                             Market Value as of June 30,
                                        2007            2006           2005
                                    -------------------------------------------

Annuities                           $354,658,685    $348,284,622    $317,998,504

Brokerage                            274,943,420     261,720,566     200,450,081
                                    -------------------------------------------
Total Assets Under AFP Management   $629,602,105    $610,005,188    $518,448,585

Note: The increase in asset values is attributable to increased assets under management as well as market fluctuations.

The following table presents the market values of total Company assets under custody:

                                                  Total Company
         Market Value as of                   Assets Under Custody
         ------------------                   --------------------
             06/30/2007                           $4,961,358,100
             06/30/2006                           $4,463,245,700
             06/30/2005                           $4,098,175,100

Debt

As of June 30, 2007, the Company was in default on its $5.0 million distribution financing with Met Life Insurance Company of Connecticut ("Met Life") which purchased the Travelers Insurance Company who the original financing was through. On August 20, 2007, the Company sold 40.0 million shares of Company common stock to certain investment purchasers (the "Investment Purchase Closing") and sold an additional 40.0 million shares of Company common stock to certain private placement purchasers (the "Private Placement Closing"). As a result of the Investment Purchase Closing and the Private Placement Closing, on August 20, 2007, Met Life was paid $2.4 million in full satisfaction of the approximately $6.8 million, including principal and interest, owed to Met Life. See Note 22 to Notes to Consolidated Financial Statements for a discussion of the stock sales.

During fiscal 2007, 2006 and 2005 the Company was in default of certain covenants under its term loan/revolving letter of credit financing with Wachovia Bank, National Association ("Wachovia"). As a result of these defaults, the Company entered into a debt forbearance agreement with Wachovia which was last amended on April 1, 2006. However, the Company does not believe that Wachovia will issue a notice of default for any of these defaults. As a result of these defaults, the Company's debt with Wachovia has been classified as a current liability on its financial statements. On August 20, 2007, as a result of the Investment Purchase Closing and the Private Placement Closing, a $50,000 principal payment was made to Wachovia. As of September 1, 2007, the Company was current with its monthly payments to Wachovia and the outstanding principal balance was $0.7 million.

A $1.0 million loan (the "Purchasing Group Loan") owed by the Company and 0.8 million shares of Company common stock were sold to a group of Company management and employees (the "Purchasing Group") on April 29, 2005 for the amount of $0.8 million. The $0.3 million debt reduction agreed to by the Purchasing Group was recorded to paid-in-capital, as the Purchasing Group is a related party. Pursuant to the terms of the Purchasing Group Loan, the Purchasing Group was entitled to receive, in the aggregate, as interest, 0.2 million shares of the Company's common stock annually while the debt remains unpaid. On August 20, 2007, as part of the Private Placement Closing, $0.7 million of the Purchasing Group Loan was converted to 7.1 million shares of Company common stock, leaving a de minimis debt balance to a member of the Purchasing Group, who continues to be entitled to receive shares as interest while the debt remains unpaid.

See Note 11 to Notes to Consolidated Financial Statements for a discussion of the Company's debt.

Acquisitions

The Company is actively pursuing acquisitions of tax preparation and accounting firms to increase its client base and accounting business. In an effort to facilitate identifying potential acquisitions, the Company has launched an advertising campaign involving targeted direct mail, a customized web site and inbound and outbound telemarketing to prospect for leads. In fiscal 2007, the Company entered into five agreements to purchase tax preparation and accounting businesses.

Regulatory Investigations

On September 6, 2005, the Company received an informal inquiry from the SEC regarding variable annuity sales by the Company's registered representatives during the period January 1, 2002 through August 1, 2005. On June 22, 2006, the SEC entered a formal order of investigation. The Company is cooperating fully with the SEC in connection with this inquiry. At this stage of the formal investigation the Company cannot predict whether an enforcement action will result from the SEC's investigation.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's statements of operations expressed as a percentage of revenue for fiscal years 2007, 2006 and 2005. The trends illustrated in the following table are not necessarily indicative of future results.

                                                 For Fiscal Years Ended June 30,
                                                 2007         2006         2005
                                                --------------------------------

Revenues
   Financial Planning Services                   89.9%        89.7%        88.4%
   Tax Preparation and Accounting Fees           10.1%        10.3%        11.6%
                                                --------------------------------
       Total Revenue                            100.0%       100.0%       100.0%
                                                --------------------------------
Operating Expenses
   Commissions                                   61.7%        61.7%        60.9%
   Salaries                                      16.6%        17.4%        18.5%
   General and Administrative Expense             9.9%        11.4%        11.2%
   Advertising                                    3.3%         4.6%         4.2%
   Brokerage Fees & Licenses                      2.1%         2.1%         2.0%
   Rent                                           3.8%         4.3%         3.1%
   Depreciation and Amortization                  1.8%         2.1%         2.1%
                                                --------------------------------
       Total Operating Expenses                  99.2%       103.6%       102.0%
                                                --------------------------------

Income/(Loss) Before Other Income/(Expense)       0.8%        -3.6%        -2.0%
Other Income/(Expense)                            0.7%        -1.2%        -1.3%
                                                --------------------------------

Income/(Loss) Before Income Taxes                 1.5%        -4.8%        -3.2%
   Income Taxes/(Expense)                         0.0%         0.0%         0.0%
                                                --------------------------------
Net Income/(Loss)                                 1.5%        -4.8%        -3.2%
                                                --------------------------------

The following table sets forth a summary of the Company's consolidated results of operations for fiscal years ended 2007, 2006 and 2005:

                                                               For Fiscal Years Ended June 30,
                                                                                                    % Change
Consolidated Results of Operations               2007           2006           2005            07-06           06-05
                                             -----------------------------------------------------------------------
Revenues                                     $53,051,566    $53,621,438    $56,243,677          -1.1%          -4.7%
Commissions                                   32,747,937     33,104,344     34,242,568          -1.1%          -3.3%
Other Operating Expenses                      19,864,809     22,433,731     23,100,587         -11.5%          -2.9%
Net Income/(Loss)                                792,950     (2,555,320)    (1,825,576)       -131.0%          40.0%

Diluted EPS from Net Income/(Loss)           $      0.08    $     (0.28)   $     (0.20)       -128.6%          40.0%
                                             -----------------------------------------------------------------------

The following two tables set forth a breakdown of the Company's consolidated revenue detail by product line and brokerage product type for the fiscal years ended 2007, 2006 and 2005:

                                                               For Fiscal Years Ended June 30,
Consolidated Revenue Detail                                                                         % Change
                                                 2007           2006           2005            07-06          06-05
                                             ----------------------------------------------------------------------
Revenue by Product Line
Brokerage Commissions                        $35,056,720    $35,583,414    $36,492,662          -1.5%          -2.5%
Insurance Commissions                          1,056,125      1,821,945      3,105,128         -42.0%         -41.3%
Advisory Fees                                  9,904,984      9,052,617      8,433,408           9.4%           7.3%
Tax Preparation and Accounting Fees            5,358,135      5,502,613      6,502,402          -2.6%         -15.4%
Lending Services                                 672,460        684,143        834,502          -1.7%         -18.0%
Marketing Revenue                              1,003,142        976,706        875,575           2.7%          11.6%
                                             -----------------------------------------
    Total Revenue                            $53,051,566    $53,621,438    $56,243,677          -1.1%          -4.7%
                                             =========================================

Brokerage Commissions by Product Type
Mutual Funds                                 $ 5,410,322    $ 5,133,360    $ 4,468,242           5.4%          14.9%
Equities, Bonds & UIT                          1,378,616      1,251,194      1,175,492          10.2%           6.4%
Annuities                                     19,564,215     20,914,200     22,954,770          -6.5%          -8.9%
Limited Partnerships                             191,641        243,145        209,473         -21.2%          16.1%
Variable Life                                    370,148        278,811        296,910          32.8%          -6.1%
Trails                                         7,438,144      6,634,433      5,879,249          12.1%          12.8%
Miscellaneous Income                              30,798        105,658        105,090         -70.9%           0.5%
Gain on Firm Trading                             669,498        990,439      1,351,564         -32.4%         -26.7%
Unrealized Gain/(Loss) on Firm Trading             3,338         32,174         51,872         -89.6%         -38.0%
                                             -----------------------------------------
   Brokerage Commissions                     $35,056,720    $35,583,414    $36,492,662          -1.5%          -2.5%
                                             =========================================

FISCAL 2007 COMPARED WITH FISCAL 2006

The Company's revenues for the fiscal year ended June 30, 2007 were $53.1 million, down 1.1%, compared with $53.6 million for the fiscal year ended June 30, 2006. This decrease was primarily attributable to a decline in the Company's revenues from annuity and insurance services. The Company's tax preparation business also declined due to tax preparer attrition in several of its offices. These declines were mostly offset by an increase in the Company's advisory business. The Company continues to redefine its product mix, including sales of financial products that generate recurring income.

The Company's total revenues for the fiscal year ended June 30, 2007 consisted of $47.7 million for financial planning services and $5.4 million for tax preparation services. Financial planning services represented approximately 90.0% and tax preparation and accounting services represented approximately 10.0% of the Company's total revenues for the fiscal year ended June 30, 2007. The Company's financial planning revenue is split approximately 37.0 % for Company owned offices and 63.0% for independent offices. Thus within Company offices, financial planning services represented approximately 77.0% of revenues and tax preparation services represented approximately 23.0%. The Company's total revenues for the fiscal year ended June 30, 2006 consisted of $48.1 million for financial planning services and $5.5 million for tax preparation and accounting services. Financial planning represented approximately 90.0% and tax preparation and accounting fees represented approximately 10.0% of the Company's revenues for the fiscal year ended June 30, 2006. Within Company owned offices approximately 80.0% of revenues for this time period came from financial planning and 20.0% came from tax preparation and accounting services for the fiscal year ended June 30, 2006.

The Company has placed a major focus on products and services that generate recurring revenue. This focus is principally manifested in the growth of the Company's investment advisory business through AFP. For the fiscal year ended June 30, 2007, revenues from recurring revenues sources (advisory and trails) increased to $17.3 million, up $1.7 million from $15.7 million for the fiscal year ended June 30, 2006, representing a 10.6% increase in recurring revenue. For the fiscal year ended June 30, 2007, recurring revenue (advisory and trails) was 32.7% of the Company's total revenue compared to 29.3% for the fiscal year ended June 30, 2006.

For the fiscal year ended June 30, 2007, revenues from variable annuity sales were $19.6 million compared with $20.9 million for the same period last year, representing a 6.5% drop in annuity revenue.

The Company's total operating expenses for the fiscal year ended June 30, 2007 were $52.6 million compared to $55.5 million for the fiscal year ended June 30, 2006. Operating expenses decreased as a result of declines in every major expense category year over year.

The Company's commission expense for the fiscal year ended June 30, 2007 was $32.7 million, a decrease of $0.4 million from $33.1 million for the fiscal year ended June 30, 2006. The decrease is mostly attributable to decreased financial planning revenue resulting primarily from decreased sales of annuities and insurance products and lower tax preparation revenue.

Salaries which consist primarily of salaries, related payroll taxes and employee benefit costs, decreased by $0.5 million, or 5.6% for the fiscal year ended June 30, 2007 compared with the same period last year. The decrease is attributable to staff reductions in the fourth quarter of fiscal 2006.

General and administrative expense consists primarily of expenses for general corporate functions including outside legal and professional fees, insurance, telephone, bad debt expenses and general corporate overhead costs. General and administrative expenses decreased by $0.9 million in the fiscal year ended June 30, 2007 compared with the same period last year. This decrease is primarily attributable to decreases in general office expense, as well as lower bad debt expense resulting from the reversal of the established allowance related to certain gross receivables transferred to Prime Partners, Inc. ("Prime Partners, Inc.") and to certain receivables where collectibility is more favorable. Michael Ryan, the Company's President and Chief Executive Officer, is a director, an officer and a significant shareholder of Prime Partners, Inc.

Advertising expense decreased 27.8% to $1.8 million for the fiscal year ended June 30, 2007 compared with $2.5 million for the same period last year. This decrease is primarily attributable to the Company's efforts to find more efficient advertising channels to grow brand awareness.

Brokerage fees and license expense for the fiscal year ended June 30, 2007 was approximately $50,000 lower compared with the same period last year. The decrease was mostly attributable to the decline in financial planning revenue.

Rent expense decreased 11.3% to $2.0 million for the fiscal year ended June 30, 2007 compared with $2.3 million for the same period last year. This decrease is due to the closing and consolidation of Company offices during the first and second quarters of fiscal 2007.

Depreciation and amortization for the fiscal year ended June 30, 2007 was $0.9 million, a decrease from $1.1 million for the same period last year. The decrease is attributable to lower depreciation expense due to assets reaching their full depreciable lives, partially offset by increases due to capital expenditures related to the opening of the Company's new offices in Bonita Springs, Florida and the relocation of the New City, New York office to a more prominent location in the same city.

The Company's income before other income and expense for the fiscal year ended June 30, 2007 was $0.4 million compared with a loss of $1.9 million for the same period last year. This improvement of $2.3 million was primarily attributable to decreased operating expenses, partially offset by decreases in financial planning revenue mostly in annuities and the insurance product line and decreased tax preparation revenue.

Total other income/(expense) for the fiscal year ended June 30, 2007 improved to $0.4 million in income, net, up from $0.6 million net expense in the fiscal year ended June 30, 2006. The improvement is the result of the recognition of deferred income related to the Company's renewed clearing agreement of $0.6 million, the $0.4 million gain on the sale of the Company's Westport, Connecticut and its Melbourne, Florida businesses during fiscal 2007, and the write off of $0.2 million of historical accounts payable balances whereby the statues of limitations had expired.

The Company's net income for the fiscal year ended June 30, 2007, was $0.8 million, or $0.08 per diluted earnings per share, compared to a net loss of $2.6 million, or ($0.28) per diluted earnings per share for the fiscal year ended June 30, 2006, an improvement of $3.3 million. This improvement is mostly attributable to the Company's efforts to reduce operating expenses, increases in recurring revenue sources, its recognition of deferred income of $0.6 million related to its renewed clearing agreement and its gain of $0.4 million on the sale of its Westport, Connecticut and its Melbourne, Florida businesses, the write off of $0.2 million of historical accounts payable balances whereby the statues of limitations had expired, all partially offset by reduced financial planning revenue mostly in annuities and insurance of $2.1 million.

FISCAL 2006 COMPARED WITH FISCAL 2005

The Company's revenues for the fiscal year ended June 30, 2006 were $53.6 million, down 4.7%, compared with $56.2 million for the fiscal year ended June 30, 2005. This decrease was primarily attributable to a decline in the Company's revenues from financial planning services, resulting principally from the Company's annuity, insurance and financing services. The Company's tax preparation business also declined mostly due to the closing of its Colorado office. These declines were partially offset by an increase in the Company's advisory business.

The Company's total revenues for the fiscal year ended June 30, 2006 consisted of $48.1 million for financial planning services and $5.5 million for tax preparation and accounting services. Financial planning services represented approximately 90.0% and tax preparation and accounting services represented approximately 10.0% of the Company's total revenues for the fiscal year ended June 30, 2006. The Company's total revenues for the fiscal year ended June 30, 2005 consisted of $49.7 million for financial planning services and $6.5 million for tax preparation services. Financial planning represented approximately 88.0% and tax preparation and accounting services represented approximately 12.0% of the Company's revenues for the fiscal year ended June 30, 2005.

The Company continued to redefine its product mix, placing a smaller emphasis on annuities, while increasing sales of other financial products that generate recurring income. For the fiscal year ended June 30, 2006, revenues from recurring revenues sources (advisory and trails) increased to $15.7 million, up $1.4 million from $14.3 million for the fiscal year ended June 30, 2005, representing a 9.6% increase in recurring revenue. The increase in recurring revenues is the result of higher assets under management and assets under custody. For the fiscal year ended June 30, 2006, recurring revenue (advisory and trails) was 29.3% of the Company's total revenue compared to 25.4% for the fiscal year ended June 30, 2005.

For the fiscal year ended June 30, 2006, revenues from variable annuity sales were $20.9 million compared with $23.0 million for the fiscal year ended June 30, 2005, representing an 8.9% drop in annuity revenue. The decline in revenue from annuity sales is consistent with the Company's goal of having a higher recurring revenue stream.

The Company's total operating expenses for the fiscal year ended June 30, 2006 were $55.5 million compared to $57.3 million for the fiscal year ended June 30, 2005. Operating expenses decreased mostly due to lower commissions and salary expense, general and administrative expense, and depreciation and amortization expense year over year, partially offset by increases in advertising, brokerage fees and licenses and rent compared with the fiscal year ended June 30, 2005.

The Company's commission expense for the fiscal year ended June 30, 2006 was $33.1 million, a decrease of $1.1 million from $34.2 million for the fiscal year ended June 30, 2005. The decrease is mostly attributable to decreased financial planning revenue resulting primarily from decreased sales of annuities and insurance products and lower tax preparation revenue due to the closing of its Colorado office.

Salaries which consist primarily of salaries, related payroll taxes and employee benefit costs, decreased by $1.1 million, or 10.6% for the fiscal year ended June 30, 2006 compared with the fiscal year ended June 30, 2005. This decrease is attributable to outsourcing the telemarketing center, continued efforts to reduce administrative salary costs and decreased contributions by the Company to health care costs due to greater health care contributions from the Company's representatives.

General and administrative expense consists primarily of expenses for general corporate functions including outside legal and professional fees, insurance, telephone, bad debt expenses and general corporate overhead costs. General and administrative expenses decreased by $0.2 million in the fiscal year ended June 30, 2006 compared with the fiscal year ended June 30, 2005. This decrease is primarily attributable to decreases in general office expense and professional development.

Advertising expense increased 5.2% to $2.5 million for the fiscal year ended June 30, 2006 compared with $2.3 million for the fiscal year ended June 30, 2005. This increase is primarily attributable to the outsourcing of the Company's telemarketing efforts and increased marketing efforts related to media advertisement. The increased expense from outsourcing the Company's telemarketing, however, was partially offset by a decrease in salaries from the reduction of telemarketing staff.

Brokerage fees and license expense for the fiscal year ended June 30, 2006 was slightly higher compared with the fiscal year ended June 30, 2005. This increase was mostly attributable to an increase in fees due to higher assets under management.

Rent expense increased 29.3% to $2.3 million for the fiscal year ended June 30, 2006 compared with $1.8 million for the fiscal year ended June 30, 2005 This increase is attributable to the relocation of an office to the Greenvale section of Nassau County, Long Island, and the opening of new offices in Ft. Lauderdale, Florida and Williamsville, New York, which are in larger more prominent retail locations, and are generally more expensive to lease.

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

The Company's loss before other income and expense for the fiscal year ended June 30, 2006 was $1.9 million compared with a loss of $1.1 million for the fiscal year ended June 30, 2005, an increased loss of $0.8 million. This increased loss was primarily attributable to decreased financial planning revenue mostly in annuities and the insurance product line and decreased tax preparation revenue, offset slightly by decreased commission and salary expense and reduced general and administrative expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, the Company was in default on its $5.0 million distribution financing with Met Life Insurance Company of Connecticut ("Met Life") which purchased the Travelers Insurance Company who the original financing was through. On August 20, 2007, the Company sold 40.0 million shares of Company common stock to certain investment purchasers (the "Investment Purchase Closing") and sold an additional 40.0 million shares of Company common stock to certain private placement purchasers (the "Private Placement Closing"). As a result of the Investment Purchase Closing and the Private Placement Closing, on August 20, 2007, Met Life was paid $2.4 million in full satisfaction of the approximately $6.8 million, including principal and interest, owed to Met Life. See Note 22 to Notes to Consolidated Financial Statements for a discussion of the stock sales.

During fiscal 2007, 2006 and 2005 the Company was in default of certain covenants under its term loan/revolving letter of credit financing with Wachovia Bank, National Association ("Wachovia"). As a result of these defaults, the Company entered into a debt forbearance agreement with Wachovia which was last amended on April 1, 2006. However, the Company does not believe that Wachovia will issue a notice of default for any of these defaults. As a result of these defaults, the Company's debt with Wachovia has been classified as a current liability on its financial statements. On August 20, 2007, as a result of the Investment Purchase Closing and the Private Placement Closing, a $50,000 principal payment was made to Wachovia. As of September 1, 2007, the Company was current with its monthly payments to Wachovia and the outstanding principal balance was $0.7 million.

A $1.0 million loan (the "Purchasing Group Loan") owed by the Company and 0.8 million shares of Company common stock were sold to a group of Company management and employees (the "Purchasing Group") on April 29, 2005 for the amount of $0.8 million. The $0.3 million debt reduction agreed to by the Purchasing Group was recorded to paid-in-capital, as the Purchasing Group is a related party. Pursuant to the terms of the Purchasing Group Loan, the Purchasing Group was entitled to receive, in the aggregate, as interest, 0.2 million shares of the Company's common stock annually while the debt remains unpaid. On August 20, 2007 as part of the Private Placement Closing $0.7 million of the Purchasing Group Loan was converted to 7.1 million shares of Company common stock, leaving a de minimis debt balance to a member of the Purchasing Group, who continues to be entitled to receive shares as interest while the debt remains unpaid.

During the fiscal year ended June 30, 2007, the Company had net income of $0.8 million and at June 30, 2007 had a working capital deficit of $14.1 million. However, as a result of the Investment Purchase Closing and the Private Placement Closing on August 20, 2007, the working capital deficit was reduced by $12.0 million to $2.1 million. At June 30, 2007 the Company had $1.4 million of cash and cash equivalents, $0.2 million in marketable securities and $3.2 million of trade account receivables, net, to fund short-term working capital requirements. PCS is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires that PCS maintain minimum regulatory net capital of $100,000 and, in addition, that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to one. At June 30, 2007 the Company was in compliance with this regulation.

See Note 11 to Notes to Consolidated Financial Statements for a discussion of the Company's debt.

On May 23, 2007, the Company sold its tax preparation and financial planning office located in Melbourne, Florida for $0.4 million, which was received on June 13, 2007.

On November 30, 2006, the Company sold its tax preparation and financial planning office located in Westport, Connecticut for $65,000. The Company received $16,250 at the closing and a promissory note for $48,750.

At June 30, 2007 the Company had a working capital deficit of $14.1 million. The Company had previously funded working capital commitments through loans from Prime Partners, Inc. In fiscal 2007, Prime Partners, Inc. extended short-term loans to the Company in the aggregate amount of $1.7 million for working capital purposes. During fiscal 2007, the Company repaid $0.7 million and at June 30, 2007, the Company owed Prime Partners, Inc. $2.8 million. On August 16, 2007, Prime Partners, Inc. sold to Prime Partners II, LLC. $1.5 million of the $2.8 million owed to it by the Company. Prime Partners II, LLC is a limited liability company. Michael Ryan is a significant member and a manager of Prime Partners II, LLC. On August 20, 2007, as part of the Private Placement Closing, Prime Partners II, LLC converted the $1.5 million of Company debt into 15.4 million shares of Company common stock.

In prior fiscal years, the Company had significant working capital deficiencies. The Company's liquidity improved during fiscal 2007 as evidenced by positive earnings and cash flow from operations. Additionally, the Company's debt was significantly reduced as a result of the Investment Purchase Closing and the Private Placement Closing.

The Company's cash flows provided by operating activities totaled $0.2 million for the fiscal year ended June 30, 2007, compared with cash flows used in operating activities of $0.3 million for the fiscal year ended June 30, 2006. The increase of $0.5 million in cash provided by operating activities was primarily due to higher net income at June 30, 2007 versus last year.

Net cash used in investing activities totaled $0.2 million for the fiscal year ended June 30, 2007 compared to cash flows used in investing activities of $0.9 million for the fiscal year ended June 30, 2006. The improvement in cash used in investing activities was primarily attributable to reduced capital expenditures in fiscal 2007 versus fiscal 2006 where the Company opened new offices, as well as the sale of its Melbourne, Florida office on May 23, 2007.

The Company's cash flows provided by financing activities totaled $0.2 million for the fiscal year ended June 30, 2007, compared with cash flows provided by financing activities of $1.6 million for the fiscal year ended June 30, 2006. The reduction of $1.4 million in cash provided by financing activities is due primarily to decreased borrowings in fiscal 2007 compared with fiscal 2006 mostly resulting from improved operating results, whereby the Company did not have to borrow from related parties.

CONTRACTUAL OBLIGATION AND COMMERCIAL COMMITMENTS

The table below summarizes the Company's contractual obligations for the five years subsequent to June 30, 2007, and thereafter. The amounts represent the maximum future cash contractual obligations.

Contractual Obligations and Commercial Commitments

                                                                  Payment Due by Period

Contractual Obligations           Total           2008           2009           2010           2011           2012        Thereafter
                               -----------------------------------------------------------------------------------------------------
Debt*                          $ 9,450,801    $ 9,201,280    $   249,521    $        --    $        --    $        --    $        --
Operating Leases                 7,895,905      2,119,366      1,800,983      1,340,675      1,096,014        604,656        934,211
Capital Leases                     475,157        246,373        107,827         69,099         25,227         19,362          7,269
                               -----------------------------------------------------------------------------------------------------
Total contractual cash
obligations                    $17,821,863    $11,567,019    $ 2,158,331    $ 1,409,774    $ 1,121,241    $   624,018    $   941,480
                               =====================================================================================================

* As a result of the sale of 40.0 million shares of Company common stock to certain investment purchasers, and the sale of an additional 40.0 million shares of Company common stock to certain private placement purchasers on August 20, 2007, the total debt reflected in the above table was reduced to $1.1 million. See Note 22 to Notes to Consolidated Financial Statements for a discussion of the stock sales.

Note: This Contractual Obligations schedule reflects the contractual payment terms of the debt maturities, while $0.2 million related to the Wachovia debt has been reclassified to current liabilities in the balance sheet since such debt is in technical default.

The contractual obligations and commercial commitments schedule does not include contingent payments related to several asset purchase agreements entered into by the Company, which include contingent consideration based upon gross revenue generated in future periods. The Company did not record a liability for these contingent payments as they were deemed immaterial.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2007, the Company had no off-balance sheet arrangements.

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

Interest Rate Risk

The Company's obligations under its Wachovia loan agreement bears interest at floating rates and therefore, the Company is impacted by changes in prevailing interest rates. For fiscal 2007, had the interest rate fluctuated plus or minus 1.0%, interest expense would have been higher or lower by approximately $11,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm ..................... 29

Consolidated Balance Sheets as of June 30, 2007 and 2006 .................... 31

Consolidated Statements of Operations for the years ended
June 30, 2007, 2006 and 2005 ................................................ 32

Consolidated Statements of Shareholders' Deficit for the years ended
June 30, 2007, 2006 and 2005 ................................................ 33

Consolidated Statements of Cash Flows for the years ended
June 30, 2007, 2006 and 2005 ................................................ 34

Notes to Consolidated Financial Statements .................................. 36

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Gilman + Ciocia, Inc.
Poughkeepsie, New York

We have audited the accompanying consolidated balance sheets of Gilman + Ciocia, Inc. and subsidiaries as of June 30, 2007 and 2006 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the fiscal years ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gilman + Ciocia, Inc. and subsidiaries at June 30, 2007 and 2006 and the results of its operations and its cash flows for the fiscal years ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States.


/s/ Sherb & Co., LLP

Sherb & Co., LLP
New York, New York
September 21, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Gilman + Ciocia, Inc.
Poughkeepsie, New York

We have audited the accompanying statements of operations, shareholders' equity (deficit) and comprehensive loss and cash flows of Gilman + Ciocia, Inc. and subsidiaries for the fiscal year ended June 30, 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gilman + Ciocia, Inc. and subsidiaries at June 30, 2005 and the results of its operations and its cash flows for the fiscal year ended June 30, 2005, in conformity with accounting principles generally accepted in the United States.


/s/ Radin, Glass & Co., LLP

Radin, Glass & Co., LLP
New York, New York
September 26, 2005 With Respect to Note 21 the date is June 14, 2006

                              GILMAN + CIOCIA, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                    June 30, 2007     June 30, 2006
                                                                                                    -------------------------------
Assets
Cash & Cash Equivalents                                                                             $  1,368,510       $  1,123,988
Marketable Securities                                                                                    160,116            245,841
Trade Accounts Receivable, Net                                                                         3,243,360          3,590,194
Receivables Employees, Net                                                                               766,032            549,058
Prepaid Expenses                                                                                         654,573            597,612
Other Current Assets                                                                                     282,180            298,268
                                                                                                    -------------------------------
     Total Current Assets                                                                              6,474,771          6,404,961

Property and Equipment (less accumulated depreciation
   of $6,127,980 in 2007 and $5,660,050 in 2006)                                                       1,117,652          1,272,728
Goodwill                                                                                               3,881,417          3,843,828
Intangible Assets (less accumulated amortization of $5,648,875
   in 2007 and $5,184,185 in 2006)                                                                     4,598,376          4,612,722
Other Assets                                                                                             421,209            502,053
                                                                                                    -------------------------------
     Total Assets                                                                                   $ 16,493,425       $ 16,636,292
                                                                                                    ===============================

Liabilities and Shareholders' Equity (Deficit)

Accounts Payable and Accrued Expenses                                                               $ 10,691,120       $ 10,959,906
Current Portion of Notes Payable and Capital Leases                                                    6,051,766          6,715,076
Deferred Income                                                                                          234,348            387,433
Due to Related Parties                                                                                 3,634,817          2,938,557
                                                                                                    -------------------------------
     Total Current Liabilities                                                                        20,612,051         21,000,972
Long Term Portion of Notes Payable and Capital Leases                                                    243,376            372,337
Deferred Income - Non Current and Other                                                                       --            442,565
                                                                                                    -------------------------------
     Total Liabilities                                                                                20,855,427         21,815,874

Shareholders' (Deficit)

Preferred Stock, $0.001 par value; 100,000 shares authorized; none issued                                     --                 --
Common Stock, $0.01 par value 20,000,000 shares authorized; 9,668,579
   and 10,627,740 shares issued at June 30, 2007 and 2006, respectively                                   96,685            106,276
Additional Paid in Capital                                                                            29,041,314         29,487,206
Common Stock held in Treasury at cost, zero and 1,117,149 at June 30, 2007
   and 2006, respectively                                                                                     --           (480,113)
Accumulated Deficit                                                                                  (33,500,001)       (34,292,951)
                                                                                                    -------------------------------
     Total Shareholders' (Deficit)                                                                    (4,362,002)        (5,179,582)
                                                                                                    -------------------------------
Total Liabilities & Shareholders' (Deficit)                                                         $ 16,493,425       $ 16,636,292
                                                                                                    ===============================

See Notes to Consolidated Financial Statements

                              GILMAN + CIOCIA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               Fiscal Years Ended June 30,
                                                                                          2007             2006            2005
                                                                                     ----------------------------------------------
Revenues
   Financial Planning Services                                                       $ 47,693,431     $ 48,118,825     $ 49,741,275
   Tax Preparation and Accounting Fees                                                  5,358,135        5,502,613        6,502,402
                                                                                     ----------------------------------------------
        Total Revenues                                                                 53,051,566       53,621,438       56,243,677
                                                                                     ----------------------------------------------
Operating Expenses
   Commissions                                                                         32,747,937       33,104,344       34,242,568
   Salaries                                                                             8,791,098        9,311,223       10,418,181
   General & Administrative                                                             5,237,701        6,095,532        6,278,112
   Advertising                                                                          1,772,846        2,456,542        2,335,421
   Brokerage Fees & Licenses                                                            1,104,531        1,154,220        1,135,317
   Rent                                                                                 2,025,259        2,283,479        1,766,013
   Depreciation & Amortization                                                            933,374        1,132,735        1,167,543
                                                                                     ----------------------------------------------
        Total Operating Expenses                                                       52,612,746       55,538,075       57,343,155
                                                                                     ----------------------------------------------

Income/(Loss) Before Other Income and Expenses                                            438,820       (1,916,637)      (1,099,478)
Other Income/(Expenses)
   Interest and Investment Income                                                          10,555           95,295           99,307
   Interest Expense                                                                      (875,272)        (858,961)        (871,141)
   Other Income, Net                                                                    1,233,847          124,983           45,736
                                                                                     ----------------------------------------------
        Total Other Income/(Expense)                                                      369,130         (638,683)        (726,098)

Income/(Loss) Before Income Taxes                                                         807,950       (2,555,320)      (1,825,576)
                                                                                     ----------------------------------------------
   Income Tax Expense                                                                      15,000               --               --
                                                                                     ----------------------------------------------
        Net Income/(Loss)                                                            $    792,950     $ (2,555,320)    $ (1,825,576)
                                                                                     ----------------------------------------------
Weighted Average Number of Common
   Shares Outstanding
   Basic and Diluted Shares                                                             9,614,506        9,221,745        9,008,400
   Basic and Diluted Net Income/(Loss) Per Share:
   Net Income/(Loss)                                                                 $       0.08     $      (0.28)    $      (0.20)

   See Notes to Consolidated Financial Statements

                              GILMAN + CIOCIA, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT


                                                                            Retained
                                   Common Stock            Additional       Earnings           Treasury Stock              Total
                            -------------------------       Paid in       (Accumulated    ------------------------     Shareholders'
                              Shares         Amount         Capital          Deficit)       Shares       Amount           Deficit
                            --------------------------------------------------------------------------------------------------------
Balance, June 30, 2004      10,219,561     $  102,195    $ 29,897,210     $(29,912,055)   1,326,838   $ (1,306,288)    $ (1,218,938)
                            --------------------------------------------------------------------------------------------------------

Net loss                            --             --              --       (1,825,576)          --             --       (1,825,576)
Rescindment of Shares          (14,400)          (144)         (4,176)              --           --             --           (4,320)
Issuance of stock in
   connection with
   with acquisitions and
   other                        24,715            247           6,840               --           --             --            7,087
Issuance of stock in
   connection with
   default of note             180,000          1,800          57,600               --           --             --           59,400
Debt contribution related
to sale of unsecured note
   to related parties               --             --         250,000               --           --             --          250,000

                            --------------------------------------------------------------------------------------------------------
Balance, June 30, 2005      10,409,876     $  104,098    $ 30,207,474     $(31,737,631)   1,326,838   $ (1,306,288)    $ (2,732,347)
                            --------------------------------------------------------------------------------------------------------

Net loss                            --             --              --       (2,555,320)          --             --       (2,555,320)
Rescindment of Shares          (83,385)          (834)        (24,184)              --           --             --          (25,018)
Reissuance of Treasury
Stock                               --             --        (826,175)              --     (209,689)       826,175               --
Issuance of stock in
   connection with
   acquisitions and
   other                       121,249          1,212          86,741               --           --             --           87,953
Issuance of stock in
   connection with
   default of note             180,000          1,800          43,350               --           --             --           45,150

                            --------------------------------------------------------------------------------------------------------
Balance, June 30, 2006      10,627,740     $  106,276    $ 29,487,206     $(34,292,951)   1,117,149   $   (480,113)    $ (5,179,582)
                            --------------------------------------------------------------------------------------------------------

Net income                          --             --              --          792,950           --             --          792,950
Cancellation of Treasury            --
Stock                       (1,154,161)       (11,541)       (468,572)              --   (1,117,149)       480,113               --
Issuance of stock in
   Connection with                  --
   acquisitions and other       15,000            150           1,680               --           --             --            1,830
Issuance of stock in
   connection with                  --
   default of note             180,000          1,800          21,000               --           --             --           22,800

                            --------------------------------------------------------------------------------------------------------
Balance, June 30, 2007       9,668,579     $   96,685    $ 29,041,314     $(33,500,001)          --   $         --     $ (4,362,002)
                            ========================================================================================================

See Notes to Consolidated Financial Statements

                              GILMAN + CIOCIA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               For Fiscal Years Ended June 30,
                                                                                                                            2005
                                                                                            2007            2006         (Restated)
                                                                                        -------------------------------------------
Cash Flows From Operating Activities:
Net Income/(Loss)                                                                       $   792,950     $(2,555,320)    $(1,825,576)

Adjustments to reconcile net income/(loss)to net cash provided by/(used
in) operating activities:
Depreciation and amortization                                                               933,374       1,132,735       1,167,543

Issuance of common stock for debt default penalties, interest and other                      24,630          37,521          56,180

Amortization of debt discount                                                                    --          40,613         145,264

(Gain)/loss on sale of offices                                                             (402,896)        (22,759)        (31,182)

Allowance for doubtful accounts                                                            (120,407)        301,976         277,899

Gain on accounts payable write-off                                                         (239,559)             --              --

Changes in assets and  liabilities:

Accounts receivable                                                                         231,678        (973,590)        410,217

Prepaid and other current assets                                                           (215,757)        211,951        (540,160)

Change in marketable securities                                                              85,725         265,990         673,074

Other assets                                                                                 (1,608)        224,222        (136,900)

Accounts payable and accrued expenses                                                      (248,931)        562,213         302,139

Deferred income                                                                            (595,650)        519,198          89,264
                                                                                        -------------------------------------------
Net cash provided by/(used in) operating activities:                                    $   243,549     $  (255,250)    $   587,762
                                                                                        -------------------------------------------

Cash Flows From Investing Activities:

Capital expenditures                                                                       (333,633)       (827,442)       (294,989)

Cash paid for acquisitions, net of cash acquired and debt incurred                         (286,458)       (293,157)       (233,074)

Receivables employees                                                                      (263,953)       (150,501)       (326,395)

Due from office sales                                                                       284,888         233,891         706,587

Proceeds from the sale of office                                                            391,250         161,179         293,750
                                                                                        -------------------------------------------
Net cash provided by/(used in) investing activities:                                    $  (207,906)    $  (876,030)    $   145,879
                                                                                        -------------------------------------------

Cash Flows From Financing Activities:

Proceeds from bank and other loans                                                          654,707         966,848         785,475

Proceeds from related parties                                                             1,663,500       3,113,125       1,368,700

Payments of bank loans and other loans                                                   (1,445,828)     (1,455,152)     (1,724,418)

Payments to related parties                                                                (663,500)     (1,036,607)       (994,889)
                                                                                        -------------------------------------------
Net cash provided by/(used in) financing activities:                                    $   208,879     $ 1,588,214     $  (565,132)
                                                                                        -------------------------------------------

Net change in cash and cash equivalents                                                     244,522         456,934         168,509
Cash and cash equivalents at beginning of period                                          1,123,988         667,054         498,545
                                                                                        -------------------------------------------
Cash and cash equivalents at end of period                                              $ 1,368,510     $ 1,123,988     $   667,054
                                                                                        ===========================================

See Notes to Consolidated Financial Statements and Supplemental Disclosures to Consolidated Statements of Cash Flows

                              GILMAN + CIOCIA, INC.
        Supplemental Disclosures to Consolidated Statements of Cash Flows

                                                               For Fiscal Years Ended June 30,
                                                                                        2005
                                                                2007        2006     (Restated)
                                                              ---------------------------------
Cash Flow Information
Cash payments during the year for
   Interest                                                   $274,928    $266,612    $335,353

Supplemental Disclosure of Non-Cash Transactions
Common stock issued in connection with
   acquisitions                                               $     --    $ 14,914    $  5,987
Issuance of common stock for debt default
   penalties, interest and other                              $ 24,630    $ 37,521    $ 56,180
Debt reduction related to sale of unsecured
   note to related parties                                    $303,740    $706,771    $250,000
Equipment acquired under capital leases                       $136,835    $274,151    $219,604
Cancellation of treasury shares                               $480,113    $     --    $     --

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED JUNE 30, 2007, 2006, AND 2005

1. ORGANIZATION AND NATURE OF BUSINESS

Gilman + Ciocia, Inc. (together with its wholly owned subsidiaries, the "Company") was founded in 1981 and is incorporated under the laws of the State of Delaware. The Company provides federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets, accounting services to small and midsize companies and financial planning services, including securities brokerage, investment management services, insurance and financing services. As of June 30, 2007, the Company had 28 offices operating in four states (New York, New Jersey, Florida and Pennsylvania).

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

Reclassifications

Where appropriate, prior years financial statements reflect reclassifications to conform to the current year presentation. Such reclassifications with regard to the Statement of Operations for fiscal 2006 and 2005 largely consisted of gross up of expenses, where commissions previously reported net of related expenses, and did not have a material affect on other net expenses.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Furthermore, the Company, including its wholly owned subsidiary Prime Capital Services, Inc. ("PCS"), has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with PCS. In addition, under the PCS registered representatives contract, each registered representative has indemnified the Company for these claims. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies," the Company has established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, the Company's management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, the Company bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the Company's estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, the Company cannot predict with certainty the eventual loss or range of loss related to such matters. If the Company's judgments prove to be incorrect, its liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. As of June 30, 2007, the Company has accrued approximately $0.5 million for these matters. A majority of these claims are covered by the Company's errors and omissions insurance policy. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on its financial position.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include investments in money market funds and are stated at cost, which approximates market value. Cash at times may exceed FDIC insurable limits.

Marketable Securities

The Company accounts for its short-term investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company's short-term investments consist of trading securities and are stated at quoted market values, with unrealized gains and losses reported as investment income in earnings. During the fiscal years ended June 30, 2007, 2006 and 2005 the Company recorded unrealized gains/(losses) from trading securities which the Company has deemed immaterial. Realized gains, realized losses and declines in value judged to be other-than-temporary, are included in other income/(expense). All such gains and losses are calculated on the basis of the specific-identification method. During the fiscal year ended June 30, 2007, the Company recognized $0.7 million in realized gains. Interest earned is included in other income/(expense). The original cost included in the carrying value of marketable securities at June 30, 2007 is $0.2 million.

Securities sold, but not yet purchased, are stated at quoted market values with unrealized gains and losses reflected in the statements of operations. Subsequent market fluctuations of securities sold, but not yet purchased, may require purchasing the securities at prices that may differ from the market values reflected in the accompanying balance sheets. The liability attributable to securities sold short, but not yet purchased, is $30,288 as of June 30, 2007, and is included in accounts payable and accrued expenses.

Trade Accounts Receivable and Other Receivables, Net

The Company's accounts receivable consist primarily of amounts due related to financial planning commissions and tax accounting services performed. The Company records an allowance for doubtful accounts based on management's estimate of collectibility of such trade and notes receivables outstanding. The allowance for doubtful accounts represents an amount considered by management to be adequate to cover potential losses, if any. The recorded allowance at June 30, 2007, and 2006 was $0.2 million and $0.2 million, respectively. Bad debt expense/(recovery) recorded for June 30, 2007, 2006 and 2005 was ($0.1) million, $0.3 million and $0.3 million, respectively, and is included in general and administrative expense in the statements of operations.

Property and Equipment

Property and equipment are carried at cost. Amounts incurred for repairs and maintenance are charged to operations in the period incurred. Depreciation is calculated on a straight-line basis over the following useful lives:

      Equipment                              3-5 years

      Furniture and fixtures                 5-7 years

      Leasehold improvements                5-10 years

      Software                               2-5 years

      Assets under capital lease             3-7 years

Goodwill and Intangible Assets

Goodwill and other intangibles, net relates to the Company's acquisitions accounted for under the purchase method. Intangible assets include covenants not to compete, customer lists, goodwill, independent contractor agreements and other identifiable intangible assets. Goodwill represents acquisition costs in excess of the fair value of net tangible and identifiable intangible assets acquired as required by SFAS No. 141 "Business Combinations". SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142") requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. Prior to SFAS No. 142 goodwill was amortized over an expected life of 20 years. This testing requires the comparison of carrying values to fair value and, when appropriate, requires the reduction of the carrying value of impaired assets to their fair value. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. Amortization of finite lived intangible assets is calculated on a straight-line basis over the following lives:

      Customer Lists                        5-20 years

      Broker-Dealer Registration              20 years

      Non-Compete Contracts                  2-5 years

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

Website Development and Internal Use Software Costs

In accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," as well as Emerging Issues Task Force ("EITF") 00-02, "Accounting for Website Development Costs," the Company capitalized costs incurred in the application development stage related to the development of its website and its internal use software in fiscal 2003 in the amount of $0.4 million. Amortization expense is computed on a straight-line basis over a period of two to five years, the expected useful life, and amounted to approximately $12,373, $54,745 and $69,745 for the years ended June 30, 2007, 2006 and 2005.

Revenue Recognition

The Company recognizes all revenues associated with income tax preparation, accounting services and asset management fees upon completion of the services. Financial planning services include securities and other transactions. The related commission revenue and expenses are recognized on a trade-date basis.

Advertising Expense

The costs to develop direct-mail advertising are accumulated and expensed upon the first mailing of such advertising in accordance with SOP 93-7, "Reporting on Advertising Costs". The costs to develop tax season programs and associated printing and paper costs are deferred in the first and second fiscal quarters and expensed in the third fiscal quarter upon the first use of such advertisements in the advertising programs. Other advertising fees associated with tax season are expensed as incurred. Advertising expense was $1.8 million, $2.5 million, and $2.3 million for the years ended June 30, 2007, 2006 and 2005, respectively.

Interest Income/(Expense)

Interest expense relates to interest owed on the Company's debt. Interest expense is recognized over the period the debt is outstanding at the stated interest rates (see Note 11). Interest income relates primarily to interest earned on bonds by the broker-dealer. Interest is recognized from the last interest payment date up to but not including the settlement date of the sale.

Income Taxes

Income taxes have been provided using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying estimated tax rates and laws to taxable years in which such differences are expected to reverse. The deferred tax asset attributed to the net operating losses has been fully reserved, since the Company has yet to achieve recurring income from operations.

Stock-based Compensation

On July 1, 2005 (the first day of its 2006 fiscal year), the Company adopted SFAS No. 123-R Share-Based Payment ("SFAS No. 123-R"). The Company adopted SFAS No. 123-R using a modified prospective application, as permitted under SFAS No. 123-R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense using a fair-value-based measurement method for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Per the provisions of SFAS No. 123-R, the Company has adopted the policy to recognize compensation expense on a straight-line attribution method.

Prior to July 1, 2005, the Company accounted for plans under the recognition and measurement provisions of APB 25, and related Interpretations. Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123, "Accounting for Stock-based Compensation" ("SFAS No. 123"), prospectively to all employee awards granted, modified, or settled after January 1, 2002. Awards under the Company's plan vest over periods ranging from immediately to five years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the fiscal year ended June 30, 2005 is less than that which would have been recognized if the fair-value based method had been applied to all awards since the original effective date of SFAS No.
123. The following table illustrates the effect on net income/(loss) and earnings/(loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period under SFAS No. 123. The reported and pro forma net income/(loss) and earnings/(loss) per share for the fiscal year ended June 30, 2007 and 2006 in the table below are the same since compensation expense is calculated under the provisions of SFAS 123-R. These amounts for the fiscal year ended 2007 and 2006 are included in the table below only to provide the detail for a comparative presentation to the fiscal year ended June 2005.

                                                                     For Fiscal Years Ended June 30,
                                                                 2007              2006              2005
                                                            ------------------------------------------------
Net Income/(Loss) Income as reported                        $     792,950    $  (2,555,320)    $  (1,825,576)

Add: Stock-based employee compensation
   expenses included in reported net
   income/(loss), net of related tax effects                           --              322                --

Deduct: Total stock-based compensation
   expense determined under fair value based
   method for all awards, net of related taxes                         --             (322)           (9,785)
                                                            ------------------------------------------------
Pro forma Net Income/(Loss)                                 $     792,950    $  (2,555,320)    $  (1,835,361)

Basic and diluted earnings/(loss) per share:
As reported Basic                                           $        0.08    $       (0.28)    $       (0.20)
Pro forma Basic                                             $        0.08    $       (0.28)    $       (0.20)

As reported Diluted                                         $        0.08    $       (0.28)    $       (0.20)
Pro forma Diluted                                           $        0.08    $       (0.28)    $       (0.20)

The effects of applying SFAS No. 123 in the pro forma net income/(loss) disclosures above are not likely to be representative of the effects on pro forma disclosures of future years.

Net Income/(Loss) Per Share

In accordance with SFAS No. 128, "Earnings Per Share", basic net income/(loss) per share is computed using the weighted average number of common shares outstanding during each period. The computation for June 30, 2007 did not include outstanding options and warrants because to do so would have an anti-dilutive effect for the period.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, and accounts payable, approximated fair value as of June 30, 2007, because of the relatively short-term maturity of these instruments and their market interest rates. Since the long-term debt is in default, it is not possible to estimate its value.

Contingent Consideration

The Company has entered into several asset purchase agreements, which include contingent consideration based upon gross revenue generated in future periods. The Company did not record a liability for these contingent payments as they were deemed immaterial.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of trade receivables. The majority of the Company's trade receivables are commissions earned from providing financial planning services that include securities/brokerage services and insurance and financing services. As a result of the diversity of services, markets and the wide variety of customers, the Company does not consider itself to have any significant concentration of credit risk.

Segment Disclosure

Management believes the Company operates as one segment.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). Management is in the process of assessing if this statement will have a material impact on the Company's financial statements once adopted.

In September 2006, the FASB issued SFAS No. 157. SFAS No.157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Early adoption is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management is in the process of assessing if this statement will have a material impact on the Company's financial statements once adopted.

3. ACQUISITIONS

Tax Practices

On January 1, 2007 and February 1, 2007, the Company entered into five asset purchase agreements to purchase tax preparation and accounting businesses. The purchase price is equal to a percentage of gross revenue generated from the preparation of tax returns of the clients and from accounting services rendered to clients during the period January 1, 2007 through January 31, 2008. In addition the Company paid the sellers at closing for tangible personal property and down payments of $0.2 million. Additional installment payments of $0.1 million were paid to the sellers through June 30, 2007. Further installment payments based on revenues earned through November 2007 will be paid in December 2007. The balance of the purchase price will be paid between January and April 2008, based on gross revenue generated through December 31, 2007 or January 31, 2008. Pro forma data not included as it has been deemed immaterial.

Financial Planners

During fiscal 2007, the Company entered into several financial planner employment agreements. As part of the agreements the Company provided total loans to these financial planners in the amount of $0.2 million. Consistent with industry practice, some of these loans will be forgiven if the financial planner meets certain predetermined production targets and/or length of service commitments.

4. BUSINESS COMBINATIONS AND SOLD OFFICES

The Company has financed the sale of three offices with the receipt of notes to be paid over various terms up to 60 months. These notes have guarantees from the respective office purchaser and certain default provisions. All of these notes are non-interest bearing and have been recorded with an 8.0% discount.

On May 23, 2007, the Company sold its tax preparation and financial planning office located in Melbourne, Florida for $0.4 million.

In December 2006, the Company assigned to Prime Partners, Inc. two promissory notes to the Company related to the sale of its Colorado Springs, Colorado and Westport, Connecticut businesses as consideration for the reduction of $0.3 million against the then $3.1 million of outstanding principal owed to Prime Partners, Inc. The balance of the assigned notes was $0.3 million.

On November 30, 2006 the Company sold its tax preparation and financial planning office located in Westport, Connecticut for $65,000. The Company received $16,250 at the closing and a promissory note for $48,750.

On May 22, 2006, the Company assigned promissory notes related to the sale of two of its subsidiaries to Prime Partners, Inc. to reduce the outstanding principal owed to Prime Partners, Inc. The balance of the assigned notes on May 22, 2006 was $0.7 million.

The scheduled payments for the balance of the term of these notes are as follows:

                 For the Years Ended June 30:
                               2008        15,225
                               2009        10,447
                                         --------
                              Total      $ 25,672
                     Less Allowance            --
                                         --------
                              Total      $ 25,672
                                         ========

5. RECEIVABLES FROM EMPLOYEES, NET

The Company provides loans to its employees as a way to attract new financial planners. Most financial planners do not earn salaries or receive a minimal base salary, consistent with industry practice. The Company provides these loans as a means by which the financial planners can receive cash prior to building their book of business. Consistent with industry practice, some of these loans will be forgiven if the financial planner meets certain predetermined production targets and/or length of service commitments.

Receivables from employees and independent registered representatives consist of the following:

                                                               As of June 30,
                                                              2007        2006
                                                          ----------------------
Demand loans from employees and independent registered
representatives                                           $1,693,518  $1,429,565
Less: Allowance                                              927,486     880,507
                                                          ----------------------
Total                                                     $  766,032  $  549,058
                                                          ----------------------

6. PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets consist of the following:

                                                           As of June 30,
                                                        2007            2006
                                                    ---------------------------

Prepaid Insurance                                   $   339,303     $   436,283

Prepaid Other Expense                                   315,270         161,329
                                                    ---------------------------
  Total Prepaid Expenses                                654,573         597,612

Deferred Offering Costs                                 158,514              --
Deferred Expense                                         56,382          95,714
Other Receivables                                        67,284         202,554
                                                    ---------------------------
  Total Other Current Assets                            282,180         298,268
                                                    ---------------------------
   Total Prepaid and Other Current Assets           $   936,753     $   895,880
                                                    ===========================

For fiscal 2007 and 2006, prepaid insurance was subsequently financed and the corresponding liability is recorded in Notes Payable. As of June 30, 2006, deferred expense consisted primarily of advertising at Shea Stadium and was amortized over a straight-line basis through December 31, 2006. The balance as of June 30, 2007 in deferred expense consists mostly of deferred salary costs.

7. PROPERTY AND EQUIPMENT, NET

Major classes of property and equipment consist of the following:

                                                           As of June 30,
                                                        2007            2006
                                                    ---------------------------
Equipment                                           $ 4,454,242     $ 4,341,952

Furniture and Fixtures                                1,175,732       1,055,687

Leasehold Improvements                                1,222,970       1,147,851

Software                                                392,688         387,288
                                                    ---------------------------
Property and Equipment at Cost                        7,245,632       6,932,778

Less: Accumulated Depreciation and Amortization      (6,127,980)     (5,660,050)
                                                    ---------------------------
Property and Equipment, Net                         $ 1,117,652     $ 1,272,728
                                                    ===========================

Property and equipment under capitalized leases was $2.2 million at June 30, 2007 and $2.1 million at June 30, 2006. Accumulated amortization related to capitalized leases was $1.9 million at June 30, 2007 and $1.7 million at June 30, 2006. Depreciation expense for property and equipment was $0.5 million at June 30, 2007 and $0.6 million for June 30, 2006.

8. GOODWILL

Goodwill included on the balance sheets as of June 30, 2007 and 2006 was $3.9 million and $3.8 million, respectively. The Company's goodwill at June 30, 2007 consists mostly of goodwill related to the acquisitions of PCS, Prime Financial Services, Inc. ("PFS") and AFP completed during or prior to the fiscal year ended June 30, 1999, which was accounted for under the purchase method.

The impairment testing for goodwill in the broker-dealer reporting unit was performed using future discounted cash flows and a market value approach and it was determined that no adjustment to goodwill was required in fiscal 2007.

9. INTANGIBLE ASSETS

During the fiscal years ended June 30, 2007 and 2006, the Company acquired aggregate intangible assets valued at $0.5 million and $0.3 million, respectively, in connection with acquisitions which are accounted for under the purchase method.

Intangible assets consist of the following:

                                                           As of June 30,
                                                        2007            2006
                                                    ---------------------------
Customer Lists                                      $ 5,387,813     $ 4,996,907
Broker-Dealer Registration                              100,000         100,000
Non-Compete Contracts                                   559,438         500,000
House Accounts                                          600,000         600,000
Administrative Infrastructure                           500,000         500,000
Independent Contractor Agreements                     3,100,000       3,100,000
                                                    ---------------------------
Intangible Assets at Cost                           $10,247,251     $ 9,796,907
Less: Accumulated Amortization and
      Impairment                                     (5,648,875)     (5,184,185)
                                                    ---------------------------
Intangible Assets, Net                              $ 4,598,376     $ 4,612,722
                                                    ===========================

Amortization expense for the fiscal years ended June 30, 2007 and 2006 was computed on a straight-line basis over periods of five to 20 years, and amounted to $0.5 million and $0.5 million, respectively. Annual amortization expense will be approximately $0.5 million for each of the next five years.

As required, the Company performed the fair value impairment tests prescribed by SFAS No. 142 during the fiscal years ended June 30, 2007, 2006 and 2005. Fair value was determined based on recent comparable sale transactions and future cash flow projections. As a result, the Company recognized an impairment loss in fiscal 2007 for $12,143, $0.1 million for 2006, and zero for 2005. These impairments are included in depreciation and amortization expense on the statement of operations.

10. ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                           As of June 30,
                                                        2007            2006
                                                    ---------------------------
Accounts payable                                    $ 2,349,388     $ 2,370,279
Commissions payable                                   3,871,036       3,626,163
Accrued compensation                                    228,295         269,235
Accrued bonus                                           238,289          59,000
Accrued related party compensation and bonus            270,413         572,916
Accrued related party other                             250,000         250,000
Accrued vacation                                        164,548         188,121
Accrued settlement fees                                 292,524         954,748
Accrued audit fees & tax fees                           155,000         185,000
Accrued interest                                      2,402,565       1,811,672
Accrued other                                           469,062         672,772
                                                    ---------------------------
Total Accounts Payable and Accrued Expenses         $10,691,120     $10,959,906
                                                    ===========================

Note: For fiscal years 2007 and 2006, $0.2 million and $0.1 million, respectively, of accrued litigation were included in Accounts Payable.

During fiscal 2007, the Company wrote off $0.2 million of historical accounts payable balances whereby the statues of limitations had expired.

As a result of the sale of 40.0 million shares of Company common stock to certain investment purchasers, and the sale of an additional 40.0 million shares of Company common stock to certain private placement purchasers on August 20, 2007, accrued expenses were reduced by $2.2 million.

The remaining related party accrued expenses represent amounts due to Michael Ryan, James Ciocia, Ralph Porpora, and Kathryn Travis.

11. DEBT

                                                                         As of June 30,
                                                                      2007            2006
                                                                  ---------------------------
Wachovia Bank (floating rate of Libor plus 4.0%)                  $   838,930     $ 1,438,930
Met Life (floating rate of Prime plus 2.25%)                        4,750,000       4,750,000
Note Payable for Insurance                                            203,514         287,070
Notes Payable for Client Settlements, payable over periods
   of up to 7 years at varying interest rate to 10%
                                                                       27,541          39,262
Capitalized Lease Obligations                                         475,157         572,151
                                                                  ---------------------------
               Total                                              $ 6,295,142     $ 7,087,413
Less: Current Portion                                              (6,051,766)     (6,715,076)
                                                                  ---------------------------
               Total                                              $   243,376     $   372,337
                                                                  ===========================

As of June 30, 2007, the Company was in default on its $5.0 million distribution financing with Met Life Insurance Company of Connecticut ("Met Life") which purchased the Travelers Insurance Company who the original financing was through. On August 20, 2007, the Company sold 40.0 million shares of Company common stock to certain investment purchasers (the "Investment Purchase Closing") and sold an additional 40.0 million shares of Company common stock to certain private placement purchasers (the "Private Placement Closing"). As a result of the Investment Purchase Closing and the Private Placement Closing, on August 20, 2007, Met Life was paid $2.4 million in full satisfaction of the approximately $6.8 million, including principal and interest, owed to Met Life. See Note 22 to Notes to Consolidated Financial Statements for a discussion of the stock sales.

During fiscal 2007, 2006 and 2005 the Company was in default of certain covenants under its term loan/revolving letter of credit financing with Wachovia Bank, National Association ("Wachovia"). As a result of these defaults, the Company entered into a debt forbearance agreement with Wachovia which was last amended on April 1, 2006. However, the Company does not believe that Wachovia will issue a notice of default for any of these defaults. As a result of these defaults, the Company's debt with Wachovia has been classified as a current liability on its financial statements. On August 20, 2007, as a result of the Investment Purchase Closing and the Private Placement Closing, a $50,000 principal payment was made to Wachovia. As of September 1, 2007, the Company was current with its monthly payments to Wachovia and the outstanding principal balance was $0.7 million.

A $1.0 million loan (the "Purchasing Group Loan") owed by the Company and 0.8 million shares of Company common stock were sold to a group of Company management and employees (the "Purchasing Group") on April 29, 2005 for the amount of $0.8 million. The $0.3 million debt reduction agreed to by the Purchasing Group was recorded to paid-in-capital, as the Purchasing Group is a related party. Pursuant to the terms of the Purchasing Group Loan, the Purchasing Group was entitled to receive, in the aggregate, as interest, 0.2 million shares of the Company's common stock annually while the debt remains unpaid. On August 20, 2007 as part of the Private Placement Closing $0.7 million of the Purchasing Group Loan was converted to 7.1 million shares of Company common stock, leaving a de minimis debt balance to a member of the Purchasing Group, who continues to be entitled to receive shares as interest while the debt remains unpaid.

Debt Maturities

The stated maturities of all long-term debt due after June 30, 2007 are as follows:

                            2008    $ 5,570,464*
                            2009        249,521
                                    -----------
                                    $ 5,819,985
                                    ===========

Note: This Debt Maturities schedule reflects the contractual payment terms of the debt maturities, while $0.2 million related to the Wachovia debt has been reclassified to current liabilities in the balance sheet since such debt is in technical default.

*As a result of the sale of 40.0 million shares of Company common stock to certain investment purchasers, and the sale of an additional 40.0 million shares of Company common stock to certain private placement purchasers on August 20, 2007, the long-term debt due in 2008 reflected in the above table was reduced to $1.0 million.

12. CAPITAL LEASE OBLIGATIONS

The Company is the lessee of certain equipment and leasehold improvements under capital leases expiring through 2011. The assets and liabilities under capital leases are carried at the lower of the present value of minimum lease payments or the fair market value of the asset. The assets are depreciated over the shorter of their estimated useful lives or their respective lease terms. Depreciation of assets under capital leases is included in depreciation expense.

Minimum future lease payments under capital leases as of June 30, 2007 are as follows:

                                       2008      $304,488
                                       2009       134,896
                                       2010        79,715
                                       2011        28,314
                                       2012        20,661
                                 Thereafter         7,440
                                                 --------
                                      Total      $575,514
    Less amount representing finance charge       100,357
                                                 --------
Present value of net minimum lease payments      $475,157
                                                 ========

Capital equipment leases have the lease rate factor (finance charge) built into the monthly installment and range from 7.0% to 28.5%.

13. COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under various non-cancelable lease agreements for the rental of office space through 2015. The lease agreements for office space contain escalation clauses based principally upon real estate taxes, building maintenance and utility costs.

The following is a schedule by fiscal year of future minimum rental payments required under operating leases as of June 30, 2007:

                                       2008    $ 2,119,366
                                       2009      1,800,983
                                       2010      1,340,675
                                       2011      1,096,014
                                       2012        604,656
                                 Thereafter        934,211
                                               -----------
                                      Total    $ 7,895,905
                                               ===========

Rent expense from operations for the fiscal years ended June 30, 2007, 2006 and 2005 was $2.0 million, $2.3 million, and $1.8 million, respectively.

Professional Liability or Malpractice Insurance

The Company does not maintain any professional liability or malpractice insurance policy for income tax preparation. The Company maintains an "Errors and Omissions" insurance policy for its securities business. Although the Company believes it complies with all applicable laws and regulations in all material respects, no assurance can be given that the Company will not be subject to professional liability or malpractice suits.

Contingent Consideration

The Company has entered into several asset purchase agreements, which include contingent consideration based upon gross revenue generated in future periods. The Company did not record a liability for these contingent payments as they were deemed immaterial.

Clearing Agreements

The Company is a party to clearing agreements with unaffiliated correspondent brokers, which in relevant part state that the Company will assume customer obligations in the event of a default. At June 30, 2007, the clearinghouse brokers held approximately $0.2 million of cash as a deposit requirement, which is included in current assets on the balance sheet at June 30, 2007 as a reduction to amounts due to such brokers.

Net Capital Requirements

PCS is subject to the SEC's Uniform Net Capital Rule 15c 3-1, which requires that PCS maintain minimum regulatory net capital of $0.1 million and, in addition, that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed the greater of 15 to one. As of June 30, 2007, the Company was in compliance with these regulations.

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

Litigation

On February 4, 2004, the Company was served with a Summons and a Shareholder's Class Action and Derivative Complaint with the following caption: "Gary Kosseff, Plaintiff, against James Ciocia, Thomas Povinelli, Michael Ryan, Kathryn Travis, Seth A. Akabas, Louis P. Karol, Edward H. Cohen, Steven Gilbert and Doreen Biebusch, Defendants and Gilman & Ciocia, Inc., Nominal Defendant". The nature of the action is that the Company, its board of directors and its management, breached their fiduciary duty of loyalty in connection with the sale of certain of the Company's offices. The action was filed in the Court of Chancery of the State of Delaware in and for New Castle County under Civil Action No. 188-N. The case was scheduled for trial on June 4, 2007. The trial was postponed without a new date pending settlement negotiations. While the Company will vigorously defend itself in this matter, there can be no assurance that this lawsuit will not have a material adverse impact on its financial position.

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

The Company and PCS are defendants and respondents in lawsuits and Financial Industry Regulatory Authority ("FINRA") arbitrations in the ordinary course of business. On June 30, 2007, there were 22 pending lawsuits and arbitrations, of which 8 are settled and pending payment, and of which 13 were against PCS or its registered representatives. As of September 15, 2007 there were 19 pending lawsuits and arbitrations remaining, of which 7 were settled and pending payment. In accordance with SFAS No. 5 "Accounting for Contingencies," the Company has established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, the Company's management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of the losses. In making these decisions, the Company bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect its estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, the Company cannot predict with certainty the eventual loss or range of loss related to such matters. If its judgments prove to be incorrect, its liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. Management accrued $0.5 million as a reserve for potential settlements, judgments and awards. PCS has errors & omissions coverage that will cover a portion of such matters. In addition, under the PCS registered representatives contract, each registered representative is responsible for covering costs in connection with these claims. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on its financial position.

14. EQUITY COMPENSATION PLANS

Stock Option Agreements and Stock Option Plans

Prior to June 30, 2007, the Company had adopted and the shareholders had approved various stock option plans covering 1.6 million shares of stock issued pursuant to such plans. The Company has granted stock options to employees, directors and consultants pursuant to individual agreements or to its incentive and non-qualified stock option plans. In addition, from time to time, the Company has issued, and in the future may issue additional non-qualified options pursuant to individual option agreements, the terms of which vary from case to case. The Company maintains records of option grants by year, exercise price, vesting schedule and grantee. In certain cases the Company has estimated, based on all available information, the number of such options that were issued pursuant to each plan. The material terms of such option grants vary according to the discretion of the board of directors.

On July 19, 2007 the shareholders approved the adoption of the Company's 2007 Stock Incentive Plan ("2007 Plan"). Subject to anti-dilution adjustments as provided in the 2007 Plan, (i) the 2007 Plan provides for a total of 16.1 million shares of the Company's common stock to be available for distribution pursuant to the 2007 Plan, and (ii) the maximum number of shares of the Company's common stock with respect to which stock options, restricted stock, deferred stock, or other stock-based awards may be granted to any participant under the 2007 Plan during any calendar year or part of a year may not exceed
0.6 million shares.

In fiscal 2007 there was no charge to earnings, during fiscal 2006, the charge to earnings was de minimis and there was no charge to earnings during the fiscal 2005 related to the issuance of stock options.

The table below summarizes plan and non-plan stock option activity for the fiscal years ended June 30, 2007, 2006 and 2005:

                                                                     Weighted
                                                                     Average
                                                    Number of        Exercise
                                                      Shares          Price
                                                    -------------------------
Outstanding, June 30, 2004                          2,177,566         $6.28
                                                    -------------------------
   Granted                                                 --            --
   Exercised                                               --            --
   Expired                                           (464,385)         4.72
   Canceled                                            (3,231)         3.36
                                                    -------------------------
Outstanding, June 30, 2005                          1,709,950         $6.72
                                                    -------------------------
   Granted                                                 --            --
   Exercised                                               --            --
   Expired                                           (487,622)         5.92
   Canceled                                          (113,828)         6.22
                                                    -------------------------
Outstanding, June 30, 2006                          1,108,500         $7.12
                                                    -------------------------
   Granted                                                 --            --
   Exercised                                               --            --
   Expired                                           (320,000)         7.13
   Canceled                                                --            --
                                                    -------------------------
Outstanding, June 30, 2007                            788,500         $7.11
                                                    -------------------------

Exercisable June 30, 2005                           1,564,950         $6.77
Exercisable June 30, 2006                           1,108,500         $7.12
Exercisable June 30, 2007                             788,500         $7.11

The weighted average fair value of options granted during the years ended June 30, 2007, 2006, and 2005 was zero.

                           Stock Option Price Schedule
                               As of June 30, 2007

                                        Weighted
                                        Average       Weighted        Number         Weighted
                       Number of       Remaining       Average      Exercisable       Average
     Range of           Options       Contractual     Exercise        Options        Exercise
  Exercise Price      Outstanding     Life (Years)      Price       Outstanding        Price
---------------------------------------------------------------------------------------------
    $0.01-$2.50         150,000            1           $ 1.22         150,000        $  1.22
    $2.51-$5.00         195,000            0           $ 4.87         195,000        $  4.87
    $5.01-$7.50         204,000            1           $ 6.58         204,000        $  6.58
   $7.51-$10.00          25,000            1           $ 9.50          25,000        $  9.50
   Above $10.00         214,500            1           $ 13.49        214,500        $ 13.49
                        -------                                       -------
                        788,500            1           $ 7.11         788,500        $  7.11
                        =======                                       =======

The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

                                         2007         2006          2005
                                        ---------------------------------
Expected Life (Years)                        1            2             2
Risk Free Interest Rate                   4.93%        4.84%         3.80%
Volatility                              157.35%      243.60%       154.63%
Dividend Yield                            0.00%        0.00%         0.00%

2007 Stock Incentive Plan

At the July 19, 2007 annual meeting of stockholders ("Annual Meeting"), the shareholders of Gilman + Ciocia, Inc. (the "Company"), approved the adoption of the Company's 2007 Plan.

The 2007 Plan provides that it will be administered by the Company's Board of Directors (the "Board") or a committee of two or more members of the Board appointed by the Board (the "Committee"). The Board or the Committee will generally have the authority to administer the 2007 Plan, determine participants who will be granted awards under the 2007 Plan, the size and types of awards, the terms and conditions of awards and the form and content of the award agreements representing awards.

The 2007 Plan provides for the grant of any or all of the following types of awards: (a) common stock options, (b) restricted common stock, (c) deferred common stock and (d) other common stock-based awards. Awards may be granted singly, in combination, or in tandem. Subject to anti-dilution adjustments as provided in the 2007 Plan, (i) the 2007 Plan provides for a total of 16.1 million shares of the Company's common stock to be available for distribution pursuant to the 2007 Plan, and (ii) the maximum number of shares of the Company's common stock with respect to which stock options, restricted stock, deferred stock, or other stock-based awards may be granted to any participant under the 2007 Plan during any calendar year or part of a year may not exceed
0.6 million shares.

Awards under the 2007 Plan may be granted to employees, directors, consultants and advisors of the Company and its subsidiaries. However, only employees of the Company and its subsidiaries will be eligible to receive options that are designated as incentive stock options.

With respect to options granted under the 2007 Plan, the exercise price must be at least 100% (110% in the case of an incentive stock option granted to a ten percent shareholder within the meaning of Section 422(b)(6) of the Internal Revenue Code of 1986) of the fair market value of the common stock subject to the award, determined as of the date of grant. Restricted stock awards are shares of common stock that are awarded subject to the satisfaction of the terms and conditions established by the administrator. In general, awards that do not require exercise may be made in exchange for such lawful consideration, including services, as determined by the administrator.

15. EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) plan for the benefit of its eligible employees. The Company has not made any discretionary annual matching contributions.

16. NET EARNINGS/(LOSS) PER SHARE

Basic net earnings/(loss) per share is computed using the weighted average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in the diluted net earnings/loss per share. However is does not include outstanding options and warrants because to do so would have an anti-dilutive effect for the period. The computations of basic and diluted net earnings/(loss) per share are as follows:

                                                                    For Fiscal Years Ended June 30,
                                                                 2007           2006            2005
                                                             ------------------------------------------
Numerator for basic and diluted
   Earnings per share                                        $   792,950    $(2,555,320)    $(1,825,576)

Denominator for basic earnings per share -
   Weighted average shares                                     9,614,506      9,221,745       9,008,400
Effects of dilutive securities
   Stock options for employees, directors and
   outside consultants                                                --             --              --
                                                             ------------------------------------------
Denominator for diluted earnings per share -
   Weighted average shares                                     9,614,506      9,221,745       9,008,400

Net income/(loss) per share of common stock:
   Basic Net Income/(Loss):
    Net Income/(Loss)                                        $      0.08    $     (0.28)    $     (0.20)
   Diluted Net Income/(Loss):
    Net Income/(Loss)                                        $      0.08    $     (0.28)    $     (0.20)

17. RELATED PARTY TRANSACTIONS

On August 20, 2007, the Company sold 40.0 million shares of Company common stock to certain private placement purchasers, including officers, directors and employees of the Company and Prime Partners II, LLC, a holding company owned in part by Michael Ryan (the Company's President and Chief Executive Officer and a member of the Company's Board of Directors). See Note 22.

James Ciocia, Michael Ryan and Kathryn Travis, all Company directors, personally guaranteed the repayment of the Company's distribution financing agreement with Met Life, which was fully satisfied on August 20, 2007. Mr. Ciocia and Mr. Ryan personally guaranteed the repayment of the Company's loan from Wachovia. Such shareholders received no consideration for such guarantees other than their salaries and other compensation.

Michael Ryan and Carole Enisman, the Executive Vice President of Operations, are married.

Michael Ryan is one of the general partners in a limited partnership named Prime Income Partners, L.P., which previously owned the building in Poughkeepsie, New York occupied by the Company's executive headquarters. During the fiscal year ended June 30, 2006, the Company paid $0.4 million to Prime Income Partners, L.P. for rent and related charges. Management believes the amounts charged to the Company for rent to be commensurate with the rental rate that would be charged to an independent third party. On July 1, 2006, Prime Income Partners,
L. P. sold the building to a third party. At closing, the Company entered into new market rate leases for the office space for its executive headquarters.

During fiscal 2007, Prime Partners, Inc. ("Prime Partners, Inc.") loaned the Company an aggregate of $1.7 million at an interest rate of 10.0%. During fiscal 2007, the Company repaid $0.7 million to Prime Partners, Inc. As of June 30, 2007, the Company owed Prime Partners, Inc. $2.8 million. Michael Ryan is a director, an officer and a significant shareholder of Prime Partners, Inc. In addition on August 16, 2007, Prime Partners, Inc. sold to Prime Partners II, LLC $1.5 million of the $2.8 million owed to it by the Company. Prime Partners II, LLC is a limited liability company. Michael Ryan is a significant member and a manager of Prime Partners II, LLC. On August 20, 2007, as part of the Private Placement Closing, Prime Partners II, LLC converted the $1.5 million of Company debt into 15.4 million shares of Company common stock.

A trust, of which Ted H. Finkelstein, the Company's Vice President and General Counsel, is the trustee ("the Trust"), made a short-term loan to Prime Partners, Inc. for $0.3 million on July 18, 2006, which accrues interest at 10.0% per annum. On October 16, 2006, the Trust made an additional short-term loan to Prime Partners, Inc. for $0.2 million, which accrues interest at 10% per annum. As of June 30, 2007, Prime Partners, Inc. owed the Trust $0.5 million in principal. As security for the total loan in the amount of $0.5 million, Prime Partners, Inc. gave the Trust a security interest in the note related to the sale of two of its subsidiaries that the Company assigned to Prime Partners, Inc. on May 22, 2006 and a security interest in the notes that the Company owes to Prime Partners, Inc.

At June 30, 2007 and 2006, the Company owed to related parties $3.6 million and $2.9 million, respectively.

In December 2006, the Company assigned to Prime Partners, Inc. two promissory notes to the Company related to the sale of its Colorado Springs, Colorado and Westport, Connecticut businesses as consideration for the reduction of $0.3 million against the then $3.1 million of outstanding principal owed to Prime Partners, Inc. The balance of the notes was $0.3 million.

On May 22, 2006, the Company assigned the promissory note related to the sale of two of its subsidiaries to Prime Partners, Inc. to reduce the outstanding principal owed to Prime Partners, Inc. The balance of the note at May 22, 2006 was $0.7 million.

On April 29, 2005, the Purchasing Group Loan in the amount of $1.0 million, together with 0.8 million shares of Company common stock, were sold to the Purchasing Group for $0.8 million. Since the resulting debt reduction of $0.3 million agreed to by the Purchasing Group resulted from a related party transaction, paid-in-capital was appropriately increased. On August 20, 2007, $0.7 million of the Purchasing Group Loan was converted to 7.1 million shares of Company common stock, leaving a de minimis debt balance to a member of the Purchasing Group, who continues to be entitled to receive shares as interest while the debt remains unpaid.

On December 23, 2003, the Company entered into a promissory note in the amount of $0.2 million with Ted H. Finkelstein, currently the Company's Vice President and General Counsel. The note pays interest at the rate of 10.0% per annum payable monthly. At June 30, 2007, the principal balance the Company owed Mr. Finkelstein was $25,833. On August 20, 2007, $30,000 of Mr. Finkelstein's note, including accrued interest, was converted to 0.3 million shares of Company common stock.

In August of 2002, the Company entered into a promissory note in the amount of $0.1 million with James Ciocia, a Director of the Company. The note pays interest at the rate of 10.0% per annum. The note shall be payable on demand and may be prepaid in whole or in part at any time and from time to time without premium or penalty. As of June 30, 2007 the principal balance was $0.1 million. On August 20, 2007, $0.2 million of debt owed to Mr. Ciocia, including $8,881 from his note, was converted to 2.3 million shares of Company common stock.

18. SEGMENTS OF BUSINESS

Management believes the Company operates as one segment.

19. TAXES ON INCOME

For fiscal year ended 2007 $15,000 was recorded for income taxes in the Consolidated Financial Statements. There were no recorded provisions for income taxes and income tax benefits for the fiscal years ended 2006 and 2005.

A valuation allowance has been established against the deferred tax assets as of June 30, 2007 and June 30, 2006.

The Company's net operating loss carryovers of $19.0 million at June 30, 2007 expire generally from 2017 to 2027. As a result of the equity transactions described in Note 22, the Company is reviewing whether its ability to utilize its net operating loss carryovers may be restricted based on Internal Revenue Code Section 382 "changes in ownership."

A reconciliation of the federal statutory rate to the provision for income taxes is as follows:

                                                                  For Fiscal Years Ended June 30,
                                                         2007                 2006                   2005
                                                     -------------------------------------------------------------------

Pre-tax income from
   Continuing operations                             $ 792,950            $(2,555,320)           $ (1,825,576)
Federal income taxes/(benefit)
   computed at statutory rates                         277,533    35.00%     (894,362)   35.00%      (638,952)    35.00%
State and local taxes/(benefit)
   net of federal tax benefit                           27,753     3.50%      (89,362)    3.50%       (63,952)     3.50%
Other                                                   39,000     4.93%       24,000    -0.94%        25,000     -1.37%
Valuation reserve                                     (329,286)  -41.53%      959,724   -37.56%       677,904    -37.13%
                                                     ---------            -----------            ------------
Total income tax expense provision                   $  15,000     1.90%  $         -     0.00%  $          -      0.00%
                                                     =========            ===========            ============

Net deferred assets were comprised of the following:

                                                      As of June 30,
                                                   2007           2006
                                              -------------------------------
Net operating loss carry forward                  $ 6,800,000    $ 7,100,000
Intangibles                                         1,600,000      1,600,000
Other, net                                          1,100,000      1,100,000
                                              -------------------------------
   Total                                            9,500,000      9,800,000
Less Valuation reserve                             (9,500,000)    (9,800,000)
                                              -------------------------------
   Net                                            $         -    $         -
                                              ===============================

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                                Per Share Weighted
      Fiscal Year                       Income/(Loss)       Tax Provision     Net Income/            Average
         2007             Revenue       Before Taxes          (Benefit)         (Loss)          Basic       Diluted
     ------------------------------------------------------------------------------------------------------------
          Q1            $11,499,207      $     (2,946        $        -      $     (2,946)       $0.00       $0.00
          Q2            $12,030,889      $   (298,112)       $        -      $   (298,112)      ($0.03)     ($0.03)
          Q3            $15,294,106      $    985,969        $        -      $    985,969        $0.10       $0.10
          Q4            $14,227,364      $    123,039        $   15,000      $    108,039        $0.01       $0.01

                                                                                                Per Share Weighted
      Fiscal Year                       Income/(Loss)       Tax Provision     Net Income/            Average
         2006             Revenue       Before Taxes          (Benefit)         (Loss)          Basic       Diluted
     ------------------------------------------------------------------------------------------------------------
          Q1           $ 12,490,430      $ (1,155,340)       $      -        $ (1,155,340)      ($0.13)     ($0.13)
          Q2           $ 11,547,433      $   (566,783)       $      -        $   (566,783)      ($0.06)     ($0.06)
          Q3           $ 15,717,611      $    144,353        $  (33,177)     $    177,530        $0.02       $0.02
          Q4           $ 13,865,964      $   (977,550)       $   33,177      $ (1,010,727)      ($0.11)     ($0.11)

                                                                                                Per Share Weighted
      Fiscal Year                       Income/(Loss)       Tax Provision     Net Income/            Average
         2005             Revenue       Before Taxes          (Benefit)         (Loss)          Basic       Diluted
     ------------------------------------------------------------------------------------------------------------
          Q1           $ 12,729,999      $ (1,223,708)       $        -      $ (1,223,708)      ($0.14)     ($0.14)
          Q2           $ 13,392,923      $    (32,386)       $        -      $    (32,386)      ($0.00)     ($0.00)
          Q3           $ 16,296,697      $    718,166        $        -      $    718,166        $0.08       $0.08
          Q4           $ 13,824,058      $ (1,287,648)       $        -      $ (1,287,648)      ($0.14)     ($0.14)

21.  RESTATEMENT

In May 2006, the Company restated its previously issued financial statements for the fiscal year ended June 30, 2005 contained in the Company's Form 10-K due to grouping and presentation errors which were as follows:

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

As a result the following restatements were made for each period presented on the Consolidated Statement of Cash Flows:

      o For fiscal 2005; (1) net cash provided by operating activities was restated from $1.0 million to $0.5 million, a reduction in net cash provided by operating activities of $0.5 million; and (2) net cash used in investing activities was restated from $0.2 million to net cash provided by of $0.2 million, an increase in net cash provided by investing activities of $0.5 million;

      o     The Company's stock based compensation table contained an error in
            Note 12 of the Company's Notes to Consolidated Financial Statements contained in the Company's Form 10K for the fiscal year ended June 30, 2005. The exercisable number of options outstanding at June 30, 2005 should have been 1.6 million, an increase of 0.2 million, which were options that had vested in February 2005. As a result of this restatement, the Weighted Average Exercise Prices in the Stock Option Price Schedule as of June 30, 2005 were also restated. The Range of Exercise Price $0.01-$2.50 was restated to $1.24 from zero and the total weighted average exercise price was restated to $6.77 from $7.48.

There was no impact to the Company's assets, liabilities, net worth or net income/(loss) for the relevant period.

22. SUBSEQUENT EVENTS

On August 20, 2007, the Company closed the sale (the "Investment Purchase Closing") of 40.0 million shares of its common stock, par value $0.01 per share (the "Common Stock"), at a price of $0.10 per share (the "Investment Purchase") for proceeds of $4.0 million pursuant to an Investor Purchase Agreement dated April 25, 2007 (the "Purchase Agreement") with Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P.I and WebFinancial Corporation (the "Investment Purchasers"). The 40.0 million shares of Common Stock were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 under Regulation D, Rule 506 ("Rule 506"). The proceeds from the Investment Purchase Closing were used as follows: $2.4 million was paid to Met Life Insurance Company of Connecticut ("Met Life"), formerly known as the Travelers Insurance Company, in full satisfaction of the approximate $6.8 million including principal and interest owed to Met Life by the Company; $50,000 was paid to Wachovia Bank, National Association ("Wachovia") as a principal payment, which reduced the Company's loan balance with Wachovia to approximately $0.7; $19,208 was paid to Wachovia for a loan fee and legal fees; and the $1.6 million balance was paid to the Company to be used as working capital.

The Investment Purchase Closing was contingent upon, among other things, the purchase of an additional 40.0 million shares of Common Stock at a price of $0.10 per share in cash or by the conversion of outstanding debt or other liabilities of the Company (the "Private Placement") by other purchasers (the "Private Placement Purchasers") including officers, directors and employees of the Company. Prime Partners II, LLC ("Prime Partners II"), a holding company owned in part by Michael Ryan (the Company's President and Chief Executive Officer and a member of the Company's Board of Directors) purchased 15.4 million shares of Common Stock in the Private Placement by the conversion of $1.5 million of Company debt. The closing of the Private Placement (the "Private Placement Closing") occurred on August 20, 2007 simultaneously with the Investment Purchase Closing.

At the Private Placement Closing, the Company issued 16.9 million shares of Company Stock for cash proceeds of $1.7 million and 23.1 million shares of Common Stock for the conversion of $2.3 million of Company debt, including 15.4 million shares issued to Prime Partners II, for the conversion of $1.5 million of Company debt. Such shares were issued pursuant to an exemption from the registration requirements under Rule 506. The $1.7 million cash proceeds from the Private Placement Closing were disbursed as follows: $3,750 for escrow agent fees; and the $1.7 million balance was paid to the Company to be used to retire the debt of affiliates.

In connection with the Investment Purchase Closing, the Company entered into a Shareholders Agreement dated August 20, 2007 with the Investment Purchasers, Michael Ryan, Carole Enisman (the Company's Executive Vice President of Operations), Ted Finkelstein (the Company's Vice President and General Counsel), Dennis Conroy, and Prime Partners, Inc. and Prime Partners II, holding companies owned in part by Michael Ryan (the "Existing Shareholders").

Pursuant to the terms of the Shareholders Agreement: at the Investment Purchase Closing, the Investment Purchasers were given the right to designate two directors (the "Investor Directors") for election to the Company's Board of Directors (the "Board"); so long as the Existing Shareholders own at least 10% of the outstanding shares of Common Stock, the Existing Shareholders have the right to nominate two directors (the "Existing Shareholder Directors") for election to the Board; the Investor Directors and the Existing Shareholder Directors shall jointly nominate three independent directors; the Investor Purchasers and the Existing Shareholders agreed to take such action as may be reasonably required under applicable law to cause the Investor Purchasers' designees and the Existing Shareholders' designees to be elected to the Board; the Company agreed to include each of the Director designees of the Investor Purchasers and the Existing Shareholders on each slate of nominees for election to the Board proposed by the Company, to recommend the election of such designees to the shareholders of the Company, and to use commercially reasonable efforts to cause such designees to be elected to the Board; one of the Investor Directors shall be appointed as a member of the Compensation Committee of the Board and one of the Investor Directors shall have the right to attend all Audit Committee meetings; the consent of one of the Investor Directors is required for certain Company actions above designated thresholds, including the issuance, redemption or purchase of equity or debt, the issuance of an omnibus stock plan, the creation of any new class of securities, certain affiliate transactions, changes to the Company's certificate of incorporation or bylaws, entering into a merger, reorganization or sale of the Company or acquiring any significant business assets, or material changes to the business line of the Company; the Investor Shareholders agreed to a one year standstill agreement concerning the acquisition of Company assets, Company securities, proxy solicitations, voting trusts or tender offers; the Investor Purchasers were granted a right of first refusal for future securities issued by the Company; and the Company was granted a right of first refusal for sales of Common Stock by the Investment Purchasers and by the Existing Shareholders.

Also in connection with the Investment Purchase Closing, the Company entered into a Registration Rights Agreement dated August 20, 2007 with the Investment Purchasers and the Private Placement Purchasers (the "Holders"). Pursuant to the terms of the Registration Rights Agreement: subject to certain conditions, the Company agreed to file for the Holders an Automatic Registration Statement (the "Automatic Registration")no later than the later of forty five days after the Investment Purchase Closing and thirty days after the Company has filed its Form 10-K for the fiscal year ending June 30, 2007; if the Company is unable to register all Registrable Securities in the Automatic Registration, the Company agreed to certain demand registrations by the Holders; the Company granted to the Holders certain Tag-Along Registration rights; the Holders were given demand registration rights on the happening of certain events; and the Company agreed to delineated registration procedures. The Company has evaluated the accounting for terms of the registration rights, pursuant to FASB Staff Position on the Emerging Issues Tax Force 00-19-2 (FSP EITF 00-19-2"). The Company recorded $0.1 million as a liability for liquidated damages should the Company fail to file timely an Automatic Registration Statement for certain purchasers of the Company's common stock.

On August 20, 2007, the Company entered into an employment agreement with Michael Ryan, its President and Chief Executive Officer (the "Employment Agreement"). The Employment Agreement contains the following salient terms: the term is from July 1, 2007 to June 30, 2011; the base salary is $0.4 million per year; a bonus will be awarded to Mr. Ryan ranging from 40% of base salary to 100% of base salary if actual EBITDA results for a fiscal year exceed at least 85% of the EBITDA budgeted for such fiscal year; any commissions paid to Mr. Ryan for personal production will reduce the bonus; a severance payment equal to base salary and bonus (computed at 100% of base salary) will be paid to Mr. Ryan for the greater of three years or the ending date of the term if he is terminated as the result of an involuntary change of control, or the greater of one year or the ending date of the term if he is terminated as the result of a voluntary change of control. In addition, Mr. Ryan agreed to a one year covenant not to compete with the Company and a two year covenant not to solicit customers or employees of the Company or registered representatives of the Company's broker-dealer subsidiary.

As a result of the Investor Purchase Closing and the Private Placement Closing, the Company is reviewing whether its ability to utilize its net operating loss carryovers may be restricted based on Internal Revenue Code Section 382 "changes in ownership."

The following table represents the pro forma consolidated balance sheet reflecting the effects of the sale had the closing happened on June 30, 2007 as well as the actual consolidated balance sheet as of June 30, 2007:

                                                                                            Actual                Pro forma
                                                                                        June 30, 2007           June 30, 2007
                                                                                   ---------------------------------------------
Assets

Cash & Cash Equivalents                                                                      $1,368,510 (a)          $2,965,747
Marketable Securities                                                                           160,116                 160,116
Trade Accounts Receivable, Net                                                                3,243,360               3,243,360
Receivables Employees, Net                                                                      766,032                 766,032
Prepaid Expenses                                                                                654,573                 654,573
Other Current Assets                                                                            282,180 (f)             123,666
                                                                                   ---------------------------------------------
     Total Current Assets                                                                     6,474,771               7,913,494


Property and Equipment, net                                                                   1,117,652               1,117,652
Goodwill                                                                                      3,881,417               3,881,417
Intangible Assets, net                                                                        4,598,376               4,598,376
Due from Office Sales - Non Current                                                              11,966                  11,966
Other Assets                                                                                    409,243                 409,243
                                                                                   ---------------------------------------------
     Total Assets                                                                          $ 16,493,425            $ 17,932,148
                                                                                   =============================================

Liabilities and Shareholders' Equity (Deficit)

Accounts Payable and Accrued Expenses                                                      $ 10,691,120 (b)         $ 8,472,389
Current Portion of Notes Payable and Capital Leases                                           6,051,766 (c)           1,251,766
Deferred Income                                                                                 234,348                 234,348
Due to Related Parties                                                                        3,634,817 (d)              58,786
                                                                                   ---------------------------------------------
     Total Current Liabilities                                                               20,612,051              10,017,289
Long Term Portion of Notes Payable and Capital Leases                                           243,376                 243,376

Deferred Income - Non Current and Other                                                               -                       -
                                                                                   ---------------------------------------------
     Total Liabilities                                                                       20,855,427              10,260,665

Shareholders' Equity (Deficit)


Preferred Stock, $0.001 par value; 100,000 shares authorized; none issued                             -                       -
Common Stock, $0.01 par value 500,000,000 shares authorized; 89,668,579
   shares issued                                                                                 96,685 (e)             896,685
Additional Paid in Capital                                                                   29,041,314 (f)          35,959,847
Accumulated Deficit                                                                         (33,500,001)(g)         (29,185,049)
                                                                                   ---------------------------------------------
     Total Shareholders' Equity (Deficit)                                                    (4,362,002)              7,671,483
                                                                                   ---------------------------------------------
Total Liabilities & Shareholders' Equity (Deficit)                                          $16,493,425             $17,932,148
                                                                                   =============================================

Notes:
a) Cash received from the investment purchase and the private placement of $1.6 million and $1.7 million, respectively and the payout to related parties of $1.6 million of which $1.4 million has yet to be paid.
b) Accrued expenses reduced by $0.4 million as a result of debt conversion and $1.9 million for Met Life accrued interest. Also recorded $0.1 million as a liability for liquidated damages should the Company fail to file timely an Automatic Registration Statement for certain purchasers of the Company's common stock.
c) Notes payable was reduced by $4.8 million as a result of the payoff of Met Life for $2.4 million in full settlement of its $4.8 million balance.
d) Reduced by $2.1 million from debt conversion resulting from the private placement and the reduction of related party debt of $1.4 million resulting from the investment purchase which has yet to be paid.
e) Increase in common stock of $0.4 million common stock resulting from the private placement and $0.4 million resulting from the investment purchase
f) Increase in additional paid in capital of $3.6 million resulting from the private placement, $3.6 million resulting from the investment purchase and reduced by $0.2 million for deferred legal fees related to the investment purchase and private placement closing
g)    Includes a $4.3 million net gain related to Met Life debt settlement

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

The Company has carried out an evaluation under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Accounting Officer, of the disclosure controls and procedures of the Company as defined in Exchange Act Rule 13(a)-15(e). In designing and evaluating disclosure controls and procedures, the Company and its management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of June 30, 2007, management concludes that the Company's disclosure controls and procedures are effective.

Changes in Internal Controls

There were no changes in the Company's internal controls over financial reporting during the fourth quarter of fiscal 2007 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the directors and the executive officers of the Company as of September 1, 2007, their ages, and the positions held by them with the Company. The Company's executive officers are appointed by, and serve at the discretion of the board of directors. Each executive officer is a full-time employee of the Company. Michael Ryan and Carole Enisman are married.

Name                       Age       Position                                       Year Board Term Will Expire
--------------------      -----      --------------------------------------------------------------------------
James Ciocia               51        Chairman of the Board and Director                 2008
Michael Ryan               49        Chief Executive Officer, President and Director    2008
Edward Cohen               68        Director                                           2007
John Levy                  52        Director                                           2009
Allan Page                 60        Director                                           2009
Frederick Wasserman        53        Director                                           2007
Nelson Obus                60        Director                                           2009
Carole Enisman             48        Executive Vice President of Operations             n/a
Ted Finkelstein            54        Vice President and General Counsel                 n/a
Karen Fisher               41        Chief Accounting Officer                           n/a
Kathryn Travis             59        Secretary                                          n/a

JAMES CIOCIA, CHAIRMAN. Mr. Ciocia is a principal founder of the Company having opened the Company's first tax preparation office in 1981. In addition to serving the Company as its Chief Executive Officer until November 6, 2000, Mr. Ciocia is a registered representative of PCS. Mr. Ciocia holds a B.S. in Accounting from St. John's University.

MICHAEL RYAN, CHIEF EXECUTIVE OFFICER, PRESIDENT AND DIRECTOR. Mr. Ryan was appointed the Company's President and Chief Executive Officer in August 2002. Mr. Ryan co-founded PCS and has served as its President since it's founding in 1987. Mr. Ryan is a founding member and past President of the Mid-Hudson Chapter of the International Association for Financial Planning. Mr. Ryan is a Registered Principal with FINRA and serves on the Independent Firms Committee of the Securities Industry Association. Mr. Ryan holds a B.S. in Finance from Syracuse University. Mr. Ryan was first elected as a director in 1999. Mr. Ryan is married to Ms. Enisman.

EDWARD COHEN, DIRECTOR. Mr. Cohen has been Counsel to the international law firm of Katten Muchin Rosenman LLP since February 2002, and was prior thereto a partner in the firm (with which he was affiliated since 1963). During fiscal 2004 and 2005, the Company paid fees to KMR and KMR has not represented the Company since fiscal 2005. Mr. Cohen is a director of Phillips-Van Heusen Corporation, a manufacturer and marketer of apparel and footwear, Franklin Electronic Publishers, Incorporated, an electronic publishing company, Levcor International, Inc., a marketer of craft items to mass merchants, and Merrimac Industries, Inc., a manufacturer of passive RF and microwave components for industry, government and science.

JOHN LEVY, DIRECTOR. Mr. Levy has been a director of the Company since October 2006. Since May 2005, Mr. Levy has served as the Chief Executive Officer of Board Advisory Services, a consulting firm which advises public companies in the areas of corporate governance, corporate compliance, financial reporting and financial strategies. Mr. Levy served as Interim Chief Financial Officer from November 2005 to March 2006 of Universal Food & Beverage Company, which filed a voluntary petition under the provisions of Chapter 11 of the United States Bankruptcy Act on August 31, 2007. From November 1997 to May 2005, Mr. Levy served as chief financial officer of MediaBay, Inc., a NASDAQ company and leading provider of premium spoken word audio content. While at MediaBay, he also served for a period as its Vice Chairman. Mr. Levy is a Certified Public Accountant with nine years experience with the national public accounting firms of Ernst & Young, Laventhol & Horwath and Grant Thornton. Mr. Levy is a director and Chairman of the Audit Committee of Take-Two Interactive Software, Inc., a publicly traded company that develops, markets, distributes and publishes interactive entertainment software games. Mr. Levy has a B.S. degree in economics from the Wharton School of the University of Pennsylvania and received his M.B.A. from St. Joseph's University in Philadelphia.

ALLAN PAGE, DIRECTOR. Mr. Page has been a director of the Company since October 2006. Mr. Page is the principal of A. Page & Associates LLC, an international consulting firm he founded in 2002 that is engaged in project development and advisory work in the energy market sector. Mr. Page is also Chairman and cofounder of The Hudson Renewable Energy Institute, Inc. a not for profit corporation promoting market applications for the public use of renewable energy. Prior to founding A. Page & Associates, Mr. Page spent more than thirty years with the CH Energy Group Inc., holding a variety of positions including

President. Mr. Page started his employment as a distribution engineer at Central Hudson Gas and Electric, the principal subsidiary of the CH Energy Group and was the executive responsible for the development of a family of competitive business units for CH Energy Group. The competitive businesses included an electric generation company, an energy services company, and fuel oil companies operating along the eastern sea board. Mr. Page holds B.S. degrees in physics, civil engineering and electrical engineering and a masters degree in industrial administration, all from Union College.

FREDERICK WASSERMAN, DIRECTOR. Mr. Wasserman currently provides financial and management consulting services to small and micro-cap companies. From August 2005 until December 31, 2006, Mr. Wasserman served as the Chief Operating and Chief Financial Officer for Mitchell & Ness Nostalgia Co., a privately-held manufacturer and distributor of licensed sportswear and authentic team apparel. Prior to his employment at Mitchell & Ness, Mr. Wasserman served as the President of Goebel of North America, a U.S. subsidiary of W. Goebel Porzellanfabrik GmbH & Co., an international manufacturer of collectibles, gifts and home decor. Mr. Wasserman held several positions, including Chief Financial Officer and President with Goebel of North America from 2001 to 2005. Prior to his employment at Goebel, Mr. Wasserman held several positions, including Interim President and full-time Chief Financial Officer with Papel Giftware, a privately owned giftware company, from 1995 to 2001. He has also served in senior executive and managerial roles at Chelsea Marketing and Sales, a specialty products distributor and The Score Board, Inc., a distributor of sports and entertainment memorabilia. Mr. Wasserman spent the first 13 years of his career in the public accounting profession, serving at Most, Horowitz & Company; Coopers & Lybrand; and Richard A. Eisner & Company. Mr. Wasserman also serves as a director of The AfterSoft Group, Inc., Acme Communications, Inc., Allied Defense Group, Inc., Breeze-Eastern Corporation, Crown Crafts, Inc., and Teamstaff, Inc. Mr. Wasserman received a BS in Economics from The Wharton School of the University of Pennsylvania in 1976 where he majored in Accounting.

NELSON OBUS, DIRECTOR. Mr. Obus has served as president of Wynnefield Capital, Inc. since November 1992 and as a managing member of Wynnefield Capital Management, LLC since January 1997. Wynnefield Capital Management manages two private investment funds and Wynnefield Capital, Inc. manages one private investment fund, all three of which invest in small-cap value U.S. public equities. Mr. Obus also serves on the board of directors of Layne Christensen Company. In April 2006, the Securities and Exchange Commission filed a civil action alleging that Nelson Obus, the Wynnefield Capital Funds, and two other individuals, in June 2001 engaged in insider trading in the securities of SunSource, a public company that had been in the portfolio of the Wynnefield Capital Funds for years. Mr. Obus, the Wynnefield Capital Funds, and the other defendants emphatically deny the allegations and are vigorously contesting the case, which remains in the early stages of discovery.

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

TED FINKELSTEIN, VICE PRESIDENT AND GENERAL COUNSEL. Mr. Finkelstein has been Vice President and General Counsel of the Company since February 1, 2007. He was Associate General Counsel of the Company from October 11, 2004 to February 1, 2007. Mr. Finkelstein was Vice President and General Counsel of the Company from June 1, 2001 to October 11, 2004. Mr. Finkelstein has a Bachelor of Science degree in Accounting. He is Cum Laude graduate of Union University, Albany Law School and also has a master of Laws in Taxation from New York University Law School. Mr. Finkelstein has approximately 30 years of varied legal experience including acting as outside counsel for PCS for over 15 years.

KAREN FISHER, CHIEF ACCOUNTING OFFICER. Ms. Fisher had been the Controller of the Company since March 2005 and was appointed Treasurer on May 25, 2007 and Chief Accounting Officer on July 4, 2007. Ms. Fisher is a Certified Public Accountant and holds a B.S. in Accounting from Arizona State University and an A.A.S. in Computer Information Systems from Dutchess Community College. Prior to joining the Company, Ms. Fisher was employed by Thomson Financial as Director of Financial Reporting and Accounting from March 2002 until March 2005 and the New York Times Company as Manager of Financial Reporting from July 1998 until July 2001. Ms. Fisher has over eight years of experience in public reporting and accounting. Prior to returning to New York, Ms. Fisher was the Assistant Controller for an engineering firm in Phoenix, AZ, where she was employed for over nine years.

KATHRYN TRAVIS, SECRETARY. Ms. Travis began her career with the Company in 1986 as an accountant and has served as Secretary since November 1989 and as a director from November 1989 to July 4, 2007. Ms. Travis currently supervises all tax preparation personnel and she is a registered representative of PCS. Ms. Travis holds a B.A. in Mathematics from College of New Rochelle.

On August 20, 2007, the Company, Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P.I and WebFinancial Corporation (the "Investment Purchasers"), Michael P. Ryan, Carole Enisman, Ted H. Finkelstein, Dennis Conroy, and Prime Partners, Inc. and Prime Partners II, holding companies owned in part by Michael P. Ryan (the "Existing Shareholders") entered into a Shareholders Agreement. Pursuant to the terms of the Shareholders Agreement: at the Investment Purchase Closing, the Investment Purchasers were given the right to designate two directors (the "Investor Directors") for election to the Company's Board of Directors (the "Board"); so long as the Existing Shareholders own at least 10% of the outstanding shares of Common Stock, the Existing Shareholders have the right to nominate two directors (the "Existing Shareholder Directors") for election to the Board; the Investor Directors and the Existing Shareholder Directors shall jointly nominate three independent directors; the Investor Purchasers and the

Existing Shareholders agreed to take such action as may be reasonably required under applicable law to cause the Investor Purchasers' designees and the Existing Shareholders' designees to be elected to the Board; the Company agreed to include each of the Director designees of the Investor Purchasers and the Existing Shareholders on each slate of nominees for election to the Board proposed by the Company, to recommend the election of such designees to the shareholders of the Company, and to use commercially reasonable efforts to cause such designees to be elected to the Board; one of the Investor Directors shall be appointed as a member of the Compensation Committee of the Board and one of the Investor Directors shall have the right to attend all Audit Committee meetings; the consent of one of the Investor Directors is required for certain Company actions above designated thresholds, including the issuance, redemption or purchase of equity or debt, the issuance of an omnibus stock plan, the creation of any new class of securities, certain affiliate transactions, changes to the Company's certificate of incorporation or bylaws, entering into a merger, reorganization or sale of the Company or acquiring any significant business assets, or material changes to the business line of the Company; the Investor Shareholders agreed to a one year standstill agreement concerning the acquisition of Company assets, Company securities, proxy solicitations, voting trusts or tender offers; the Investor Purchasers were granted a right of first refusal for future securities issued by the Company; and the Company was granted a right of first refusal for sales of Common Stock by the Investment Purchasers and by the Existing Shareholders.

BOARD COMMITTEES

Audit Committee

On October 19, 2006, the board of directors formed an Audit Committee comprised of John Levy, Chair and Allan Page. The Audit Committee met four times and acted by written consent one time during fiscal 2007. The functions of the Audit Committee are as set forth in the Audit Committee Charter, which can be viewed on the Company's web site www.gilcio.com. On August 20, 2007, Frederick Wasserman was appointed to the Audit Committee. The Company's board of directors has determined that each of Messrs. Levy, Page and Wasserman is independent as defined in Rule 4200(a)(15) of the listing standards of the Nasdaq Stock Market. The Company's board of directors also has determined that Messrs. Levy and Page are "audit committee financial experts" as defined in the applicable rules and regulations of the Securities and Exchange Act of 1934. The Audit Committee is required to pre-approve all audit and non-audit services performed by the independent auditors in order to assure that the provision of such services does not impair the auditor's independence. Unless a type of service to be provided has received general pre-approval from the Audit Committee, it requires specific pre-approval in each instance by the Audit Committee. Any proposed services exceeding pre-approved cost levels generally require specific pre-approval by the Audit Committee.

Compensation Committee

On July 19, 2007, the board of directors formed a Compensation Committee comprised of Edward Cohen and John Levy. On August 20, 2007 Frederick Wasserman was appointed as the Chairman of the Compensation Committee by the board of directors.

Nominating and Corporate Governance Committee

On July 19, 2007, the board of directors formed a Nominating and Corporate Governance Committee comprised of Chairman Edward Cohen and Allan Page. On August 20, 2007 Nelson Obus was appointed as a member of the Nominating and Corporate Governance Committee by the board of directors. The Nominating and Corporate Governance Committee will consider nominees recommended by shareholders. Any such recommendations should be submitted in writing to the Company's General Counsel at the Company's principal executive offices. Nominees recommended by shareholders will be evaluated in the same manner as nominees identified by management, the board of directors or the Nominating and Corporate Governance Committee. On September 25, 2007, the Nominating and Corporate Governance Committee nominated Edward Cohen and Frederick Wasserman to be elected as Class A directors, which nominations were approved by the board of directors on September 25, 2007.

Disclosure Committee

On July 20, 2007, the Company formed a Disclosure Committee composed of Ted Finkelstein, Karen Fisher, Dennis Conroy, Rose Rudden, the Chief Compliance Officer of the Company's broker-dealer and Christopher Motta, the Vice President of the Company's broker-dealer subsidiary.

Lead Director

On September 4, 2007, John Levy was appointed as Lead Director of the board of directors.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to the Company's Chief Executive Officer and its Chief Accounting Officer and is consistent with the rules and regulations of the Securities Exchange Act of 1934. The Company's Code of Ethics is available on its web site at www.gilcio.com. The Company will disclose any amendment to or waiver of its Code of Ethics on its web site.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. The SEC requires such officers, directors and greater than 10% shareholders to furnish to the Company copies of all forms that they file under Section 16(a).

To the Company's knowledge, all officers, directors and/or greater than 10% shareholders of the Company complied with all Section 16(a) filing requirements during the fiscal year ended June 30, 2007 and prior to the filing of this 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The paragraphs that follow provide a detailed overview and analysis of the Company's compensation programs and policies, the material compensation decisions the Company has made under those programs and policies, and the material factors that the Company has considered in making those decisions. Later in this report under the heading "Executive Compensation" are tables which contain specific information about the compensation earned by or paid during fiscal 2007 to the following individuals which include the Company's Chief Executive Officer, Chief Accounting Officer and its three other most highly paid executive officers in 2007, who are referred to as the Company's Named Executive
Officers:

      o     Michael Ryan, President, Chief Executive Officer and Director
      o     Carole Enisman, Executive Vice President of Operations
      o     Kathryn Travis, Secretary and Director
      o     Dennis Conroy, Chief Accounting Officer
      o     Ted Finkelstein, Vice President and General Counsel

The discussion below is intended to help shareholders understand the detailed information provided in those tables and to put that information into context within the Company's overall compensation program.

Overview

The board of directors (the "Board"), in the absence of a Compensation Committee in 2007, was responsible, among other things, for reviewing and approving the compensation for the Chief Executive Officer ("CEO") and the other Named Executive Officers. The Board also reviewed and approved various other compensation policies and programs of the Company, including long-term incentive programs and benefits.

The Compensation Committee of the Board (the "Committee") was formed on July 19, 2007 to make recommendations regarding the Company's executive compensation programs. Each member of the Committee is an independent director. The Committee will make recommendations for establishing salaries, administrating the Company's incentive programs and determining the total compensation for the Chief Executive Officer and the other Named Executive Officers. The Compensation Committee seeks to achieve the following goals through the Company's executive compensation programs:

o     to attract, motivate and retain key executives;
o to support the maintenance of a performance driven environment conducive to the successful attainment of corporate goals;
o to ensure that the Company's employees are focused on the interests of its shareholders, specifically the creation of value; and
o     to demonstrate the Company's commitment to its key employees.

Objectives

The Company operates in a highly competitive and rapidly changing environment and its success is greatly dependent on its ability to recruit and retain key executive talent. The primary objective of the Company's executive compensation program is to enhance shareholder value through the attraction, motivation and retention of the executives who will contribute to the Company's success.

The Company employs the following methodologies to attain the above goals:

o The executive compensation programs encompass four primary elements: base salary, cash bonuses, equity incentives and other benefits, which include health insurance, severance payments and change of control payments.
o Executive compensation is market competitive with the Company's peer group based on position, experience, geographic location, performance and other selected factors.
o A significant portion of each key executive's compensation is tied to the achievement of performance targets that are important to the Company and its shareholders.
o     Compensation programs are designed to be clear and straight forward.
o Performance based compensation will be tied to results which the employee can reasonably expect to achieve through their efforts.

Methods for Determining and Assessing Compensation Levels and Programs

The financial services industry is extremely competitive with regard to attracting and retaining qualified personnel at all levels. That competition is even more intense for senior management. The Company competes for employees and management with companies possessing far greater resources. The Company seeks to meet this challenge by granting incentive based bonuses to its Named Executive Officers.

Annual Review of Market Data

In the past, the Company periodically reviewed data from third party compensation surveys. Since the Company has not been profitable for the past several years, an in-depth analysis has not been necessary, as executive compensation has remained unadjusted.

The Company expects the Committee to conduct benchmark studies, as well as other various analyses of the Company's executive compensation packages during fiscal 2008.

Elements of the Company's Compensation Program

Prior to the formation of the Compensation Committee on July 19, 2007, the Company's compensation program for its Named Executive Officers consisted of the following elements:

      o     Base salary, which was determined annually; and
      o Annual incentive compensation in the form of cash bonuses, which were based on the achievement of pre-determined financial objectives

On September 4, 2007, the Board and the Compensation Committee approved the Company's compensation program for its Named Executive Officers for fiscal 2008 which will consist of the following elements:

      o     Base salary;
      o Annual incentive compensation in the form of cash bonuses, which are based one-third on the achievement of pre-determined financial objective and two-thirds based upon criteria to be established by the Chief Executive Officer.
      o     Severance benefits;
      o     Change of control compensation; and

The Company expanded its compensation program to incorporate performance-based compensation including, stock options, and long-term incentives in the Company's 2007 Stock Incentive Plan adopted at the Company's shareholders meeting on July 19, 2007.

These elements are considered both individually and, more importantly, as components of a total package. When the Board reviews the competitiveness of the Company's total compensation package for its Named Executive Officers, the Board recognizes that each individual element may be slightly above or below competitive targets. The Board seeks to ensure that the entire package, viewed together, remains competitive.

Base Salary (other than Chief Executive Officer)

Base salary for the Company's Named Executive Officers is intended to be competitive with the base salaries offered for similar executive positions at other companies in the financial services industry and related industries, and reflects scope of responsibility, external compensation data, the Company's financial performance and individual performance. For the fiscal year ending June 30, 2008, base salary adjustments for the Company's Named Executive Officers, except for the Chief Executive Officer, were approved on September 4, 2007 taking into account competitive information and the Company's earnings performance. However, for fiscal years beginning after June 30, 2008, the base salary adjustments for the Company's Named Executive Officers, except for the Chief Executive Officer, will be approved annually prior to June 30, with changes effective July 1. For fiscal 2007, the Board did not change base salaries for its Named Executive Officers.

Incentive Bonus Compensation 2007

On September 4, 2007, based on profitability in fiscal 2007, the Compensation Committee and the Board approved discretionary incentive bonus compensation to the Company's Named Executive Officers equal to approximately 16% to 19% of base salary.

Incentive Bonus Compensation 2008 (other than Chief Executive Officer)

On September 4, 2007, the Compensation Committee set bonuses for the fiscal year ended June 30, 2008 for Named Executive Officers, except the Chief Executive Officer, to be one-third based upon the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") budget for the fiscal year, and two-thirds based upon criteria to be established by the Chief Executive Officer. The bonuses will range from 10.0% to 40.0% of base salary if actual EBITDA results for a fiscal year exceed at least 85.0% of the EBITDA budgeted for such fiscal year. EBITDA shall mean the Net Income of the Company for the fiscal year, plus an amount which, in the determination of the "net income" of the Company for such fiscal year, has been deducted for (i) interests expense, (ii) total federal, state, local and foreign income taxes, and (iii) depreciation and amortization expenses, each of (i) through (iii) as calculated in accordance with GAAP. "Net Income" shall mean the net income for such fiscal as determined in accordance with GAAP. "GAAP" shall mean United States generally accepted accounting principles. However, for fiscal year 2008, EBITDA shall exclude the one time impact of the recorded gain from the debt forgiveness with Met Life Insurance Company of Connecticut.

Severance and Change of Control (other than Chief Executive Officer)

The Named Executives Officers, except the Chief Executive Officer, will receive severance compensation if their employment with the Company is terminated other than for cause or by voluntary termination by the executive. Severance will be one month of compensation for each year of service, up to a maximum of one year of severance payments. Severance will be conditioned upon the Executive's execution of a general release. The severance will be paid as payroll in the normal course of business and not in a lump sum. Health insurance will continue to be provided on the same terms as to other employees during the severance period.

The Named Executives Officers, except the Chief Executive Officer, will receive compensation if there is a voluntary or involuntary change of control. If there is change of control, the executive will be paid one year of compensation in a lump sum. The Compensation Committee may elect to increase the payment to a maximum of two years of compensation for selected executives.

Named Executive Officer Compensation Determination Process (other than Chief Executive Officer) The Chief Executive Officer quantitatively evaluated each of the other Named Executive Officer's performance against the Company and individual goals and objectives set in the prior year. Beginning in fiscal 2008, the Chief Executive Officer recommended to the Compensation Committee a base salary increase, taking into account:

      o Each Named Executive Officer's individual performance against pre-determined goals;
      o     The Company's performance against the predetermined goals;
      o The appropriateness of each Named Executive Officer's compensation relative to other Named Executive Officers and the Chief Executive Officer;
      o     Retention considerations; and
      o The Named Executive Officer's potential future contributions to the success of the Company

The Compensation Committee reviewed and discussed with the Chief Executive Officer the performance of each Named Executive Officer and the reason for the Chief Executive Officer's recommendations for such Named Executive Officer. The Compensation Committee and the Board approved the fiscal 2008 base salary and bonus targets for each Named Executive Officer.

Employment Agreement with Chief Executive Officer Including Change of Control

On August 20, 2007, the Company entered into an employment agreement with Michael Ryan, its Chief Executive Officer (the "Employment Agreement"). The term of the Employment Agreement is from July 1, 2007 to June 30, 2011. Mr. Ryan's base salary is $0.4 million per year. A bonus will be awarded to Mr. Ryan ranging from 40% of base salary to 100% of base salary if actual EBITDA results for a fiscal year exceed at least 85% of the EBITDA budgeted for such fiscal year. Any commissions paid to Mr. Ryan for personal production will reduce the bonus. In fiscal 2007 Mr. Ryan was paid $0.1 million in commissions. If he earns comparable commissions in fiscal 2008, he will be paid a portion of his bonus regardless of the Company's performance. In addition, Mr. Ryan agreed to a one year covenant not to compete with the Company and a two year covenant not to solicit customers or employees of the Company or registered representatives of the Company's broker-dealer subsidiary.

The Company may terminate the Employment Agreement for cause as defined in the Employment Agreement which was filed on the Registrant's Form 8-K dated August 20, 2007, incorporated by reference herein. If the Employment Agreement is terminated for cause, the Company shall pay to Mr. Ryan his base salary through the date of termination but no bonus for the fiscal year other than his commissions earned. In addition, Mr. Ryan will be paid any bonus earned but not yet paid for a prior fiscal year.

If the Employment Agreement is terminated by the Company without cause, including a voluntary change of control, Mr. Ryan will be paid an amount equal to his base salary and a bonus computed at 100% of his base salary for a period measured as the greater of one year from the date of termination or the ending date of the term of the Employment Agreement. Termination without cause includes a termination by Mr. Ryan for good reason. Voluntary change of control and for good reason are defined in the Employment Agreement which was filed on the Registrant's Form 8-K dated August 20, 2007, incorporated by reference herein.

If Mr. Ryan's Employment Agreement is terminated by the Company due to an involuntary change of control, Mr. Ryan will be paid an amount equal to his base salary and a bonus computed at 100% of his base salary for a period measured as the greater of three years from the date of termination, or the ending date of the term. Involuntary change of control is defined in the Employment Agreement which was filed on the Registrant's Form 8-K dated August 20, 2007, incorporated by reference herein.

2007 Stock Incentive Plan

The Company's 2007 Stock Incentive Plan was adopted at the Company's stockholders meeting on July 19, 2007 (the "2007 Plan"). The 2007 Plan provides that it will be administered by the Company's Board of Directors (the "Board") or a committee of two or more members of the Board appointed by the Board (the "Committee"). The Board or the Committee will generally have the authority to administer the 2007 Plan, determine participants who will be granted awards under the 2007 Plan, the size and types of awards, the terms and conditions of awards and the form and content of the award agreements representing awards.

The 2007 Plan provides for the grant of any or all of the following types of awards: (a) common stock options, (b) restricted common stock, (c) deferred common stock and (d) other common stock-based awards. Awards may be granted singly, in combination, or in tandem. Subject to anti-dilution adjustments as provided in the 2007 Plan, (i) the 2007 Plan provides for a total of 16,128,106 shares of the Company's common stock to be available for distribution pursuant to the 2007 Plan, and (ii) the maximum number of shares of the Company's common stock with respect to which stock options, restricted stock, deferred stock, or other stock-based awards may be granted to any participant under the 2007 Plan during any calendar year or part of a year may not exceed 564,483 shares.

Awards under the 2007 Plan may be granted to employees, directors, consultants and advisors of the Company and its subsidiaries. However, only employees of the Company and its subsidiaries will be eligible to receive options that are designated as incentive stock options.

With respect to options granted under the 2007 Plan, the exercise price must be at least 100% (110% in the case of an incentive stock option granted to a ten percent shareholder within the meaning of Section 422(b)(6) of the Internal Revenue Code of 1986) of the fair market value of the common stock subject to the award, determined as of the date of grant. Restricted stock awards are shares of common stock that are awarded subject to the satisfaction of the terms and conditions established by the administrator. In general, awards that do not require exercise may be made in exchange for such lawful consideration, including services, as determined by the administrator.

Impact of Tax and Accounting Treatment of Executive Compensation

In order to calculate the true cost of executive compensation to the Company, the Compensation Committee must consider the tax and accounting treatment of various forms of compensation. The Internal Revenue Code and related regulations provide generally that in order to qualify for a tax deduction, compensation in excess of $1.0 million paid to a public corporation's executive offers must qualify as performance-based compensation. There are other provisions in the Internal Revenue Code and related regulations which must be considered by the Company, including Internal Revenue Code Section 409A. Compensation that does not qualify for a tax deduction is, in effect, more expensive for the Company.

The Board seeks to ensure that virtually all compensation paid to executive officers is tax deductible under Federal Law.

The Board also considers the impact of accounting treatment on compensation expense. With the requirement under SFAS No. 123-R to expense stock options, the committee now considers issues, such as vesting schedules, that impact he amount of compensation expense recognized in a financial reporting period creating additional complexities in compensation planning. In addition, the compensation committee reviews the accounting impact of different forms of equity compensation, including stock options and restricted stock.

Conclusion

The Board is satisfied that the executive officers of the Company are dedicated to achieving significant improvements in the long-term financial performance of the Company and that the compensation policies and programs implemented and administered have contributed and will continue to contribute towards the Company achieving its goals.

                          COMPENSATON COMMITTEE REPORT

The Board of Directors of the Company has reviewed and discussed the Compensation, Discussion and Analysis contained in this Annual Report on Form 10-K with management and, based on such review and discussions, the Board of Directors recommended that the Compensation Discussion and Analysis be included in this report.

                                     BOARD OF DIRECTORS
                                     James Ciocia, Chairman of the Board
                                       and Director
                                     Michael Ryan, Chief Executive Officer,
                                       President and Director
                                     Edward Cohen, Director
                                     John Levy, Director
                                     Allan Page, Director
                                     Frederick Wasserman, Director
                                     Nelson Obus, Director

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation of the Chief Executive Officer, and the four other most highly compensated executive officers (collectively, the "Named Executive Officers"), and information with respect to annual and long-term compensation earned during fiscal year 2007:

                                              Fiscal                                    Other            Total
Name and Principal Position                    Year       Salary        Bonus        Compensation(1)  Compensation
---------------------------                   -----------------------------------------------------------------------
Michael Ryan
President, Chief Executive Officer and
Director                                       2007      $ 288,000    $ 50,000       $ 30,637         $ 379,715
Carole Enisman
Executive Vice President of Operations         2007      $ 204,000    $ 35,000       $ 16,551         $ 263,397
Kathryn Travis
Secretary and Director                         2007      $ 204,000    $ 20,000       $  8,247         $ 232,247
Dennis Conroy
former Chief Accounting Officer                2007      $ 120,000    $ 24,000                        $ 144,000
Ted Finkelstein
Vice President and General Counsel             2007      $ 111,551    $ 27,000                        $ 138,551
Daniel Wieneke
former General Counsel                         2007      $  85,440    $      -                        $  85,440

(1)  Other Compensation includes the following:

                                                                                   Club                                Total Other
Name                                                          Car Allowance       Membership      Commissions         Compensation
----------------------------------------------------------------------------------------------------------------------------------
Michael Ryan, President, Chief Executive Officer and
Director                                                       $  17,139          $  13,498       $    -              $   30,637
Carole Enisman, Executive Vice President of Operations         $  13,531          $     -         $  3,020            $   16,551
Kathryn Travis, Secretary and Director                         $   8,247          $     -         $     -             $    8,247

INSURANCE

On June 30, 2007, the Company maintained $2.0 million in Key Man life insurance policies on Michael Ryan. This policy is pledged to Wachovia as collateral security for the Company's financing with Wachovia.

DIRECTOR COMPENSATION

The Company uses a combination of cash and equity incentive compensation for its non-employee directors. In developing the compensation levels and mix for non-employee directors, the Company considers a number of factors, including the significant time commitment required of board and committee service as well as the need to attract highly qualified candidates for board service.

Cash Compensation

The Company's directors received the following cash compensation in fiscal 2007:

                                               Fee Per Meeting
                                  Retainer        Attended      Additional Fee
                             -------------------------------------------------

Board of Directors           $12,500           $     500          $   500
Audit Committee Chairman     $ 5,000           $       -          $     -
Audit Committee member       $ 2,500           $       -          $     -
Finance Committee Chairman   $ 7,500           $       -          $ 5,000
Finance Committee member     $ 2,500           $       -          $ 2,500

The Company's compensation for non-employee directors and James Ciocia, as a director of the board, in fiscal 2008 will be:

                                                                     Annual Grant of
                                                                        Options
                                                    Annual Grant of    Five-Year
                                          Retainer     Shares (1)    Vesting Term (2)
                                          --------------------------------------
Board of Directors                        $ 24,000     $  5,000       $   5,000
Lead Director of the Board                $ 24,000     $      -       $       -
Audit Committee member                    $  3,000     $      -       $       -
Compensation Committee member             $  3,000     $      -       $       -
Nominating and Corporate Governance
Committee                                 $  3,000     $      -       $       -

Notes:
1. Annual grant of shares of restricted common stock with a fair market value at time of grant with a one year vesting period.
2. Annual grant of common stock options with a five-year term and vesting as to 20% of the shares annually commencing one year after the date of grant and having a Black-Scholes value at time of grant determined based on the closing price on the date of such grant.

The table below summarizes the compensation earned by the Company's directors in fiscal 2007:

                                Fees earned or     Common Stock
Name                             paid in cash       Share Awards       Total
-----------------------------  ---------------     -------------   ------------
Edward Cohen                   $   17,136          $   300            $ 17,436
John Levy                      $   34,625          $   150            $ 34,775
Allan Page                     $   22,750          $   150            $ 22,900

Equity Compensation

On August 22, 2007, the following shares of restricted stock were issued for accrued director's compensation: Ed Cohen received 9,000 shares, John Levy and Allan Page each received 3,000 shares.

In fiscal 2008, each non-employee director and James Ciocia will receive $5,000 per year in restrictive stock based upon its then fair market value, and $5,000 per year in stock options using Black-Scholes valuation.

James Ciocia, an employee director, does not receive a salary as an employee. His employment compensation is 100% commission based. The time Mr. Ciocia devotes to board activities reduces his efforts to generate commission income. Therefore, the board has determined that Mr. Ciocia will receive compensation for his activities as a director equivalent to that of non employee directors. For the fiscal year commencing in 2008 this will be cash compensation of $24,000 and the $5,000 grant of shares and $5,000 grant of options.

OPTION GRANTS

The Company did not grant any options to purchase shares of common stock to the named executive officers during fiscal 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows outstanding equity awards at June 30, 2007 for each named executive officer:

                                          Number of               Number of
                                          Securities             Securities
                                          Underlying             Underlying
                                         Unexercised             Unexercised         Option           Option
                                        Stock Options           Stock Options        Exercise       Expiration
Name                                     Exercisable            Unexercisable          Price           Date
-------------------------------------- -----------------      ------------------     ----------    --------------
Ted H. Finkelstein,
Vice President and General Counsel        10,000                      -                $6.00         05/31/2011

POTENTIAL PAYMENTS UPON TERMINATION INCLUDING CHANGE OF CONTROL

                                                          Voluntary             Termination              Termination
                               Termination Without     Termination with     Following Voluntary     Following Involuntary
                                    Cause (1)          Good Reason (1)     Change of Control (1)    Change of Control (2)
                               --------------------------------------------------------------------------------------------
Michael P. Ryan
Payment due upon termination:
Cash Severance
Base Salary                         $1,400,000            $1,400,000             $1,400,000              $1,400,000
Bonus                                1,400,000             1,400,000              1,400,000               1,400,000
                               --------------------------------------------------------------------------------------------
Total Cash Severance                $2,800,000            $2,800,000             $2,800,000              $2,800,000

(1) Mr. Ryan will be paid an amount equal to his base salary and a bonus computed at 100% of his base salary for a period measured as the greater of one year from the date of termination or the June 30, 2011 ending date of the term of his Employment Agreement.
(2) Mr. Ryan will be paid an amount equal to his base salary and a bonus computed at 100% of his base salary for a period measured as the greater of three years from the date of termination or the June 30, 2011 ending date of the term of his Employment Agreement.

                                                          Voluntary             Termination              Termination
                               Termination Without     Termination with     Following Voluntary     Following Involuntary
                                    Cause (1)          Good Reason (1)     Change of Control (2)    Change of Control (2)
                               --------------------------------------------------------------------------------------------
Payment due upon termination:
Cash Severance - Base Salary
Carole Enisman                          $235,000         $235,000                 $235,000                $235,000
Ted Finkelstein                         $ 92,500         $ 92,500                 $185,000                $185,000
Karen Fisher                            $ 26,000         $ 26,000                 $125,000                $125,000

(1) Named Executive Officers will receive one month of compensation for each year of service.
(2) Named Executive Officers will receive one year of compensation in a lump sum.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Board of Directors did not have a Compensation Committee until July 19, 2007. Prior to July 19, 2007, the entire Board undertook the duties of a Compensation Committee. Mr. Ryan, the President and Chief Executive Officer of the Company, and a director, participated in deliberations of the Board concerning executive officer compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

                                   5% HOLDERS

The following table sets forth as of September 1, 2007 the holdings of the only persons known to the Company to beneficially own more than 5% of the Company's outstanding common stock, the only class of voting securities issued by the Company. Except as indicated in the footnotes to this table and the table following and pursuant to applicable community property laws, the persons named in the table and the table following have sole voting and investment power with respect to all shares of common stock. For each individual or group included in the table and the table following, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the 89,711,550 shares of common stock outstanding as of September 1, 2007 and the number of shares of common stock that such person or group had the right to acquire within 60 days of September 1, 2007, including, but not limited to, upon the exercise of options.

NAME AND ADDRESS OF                               AMOUNT AND NATURE OF               PERCENTAGE OF
BENEFICIAL OWNER                                  BENEFICIAL OWNERSHIP                   CLASS
-------------------                               --------------------               -------------
Michael Ryan                                         17,098,338 (1)                      19.1%
11 Raymond Avenue
Poughkeepsie, NY 12603

Ralph Porpora                                        17,078,798 (2)                      19.0%
11 Raymond Avenue
Poughkeepsie, NY 12603

Prime Partners II, LLC                               15,420,000                          17.2%
11 Raymond Avenue
Poughkeepsie, NY 12603

Wynnefield Partners Small Cap Value LP                8,000,000 (3)                       8.9%
450 Seventh Avenue, Suite 509
New York, NY 10123

Wynnefield Small Cap Value Offshore Fund, Ltd        12,000,000 (3)                      13.4%
450 Seventh Avenue, Suite 509
New York, NY 10123

Wynnefield Partners Small Cap Value LP I             10,000,000 (3)                      11.1%
450 Seventh Avenue, Suite 509
New York, NY 10123

WebFinancial Corporation                             10,457,940                          11.7%
61 East Main Street
Los Gatos, CA 95031

(1) Includes 6,000 shares which are beneficially owned by Mr. Ryan personally; 13,540 shares which are beneficially owned by Mr. Ryan's wife, Carole Enisman (the Executive Vice President of Operations of the Company) of which Mr. Ryan disclaims beneficial ownership; 1.7 million shares which are beneficially owned by Prime Partners, Inc. of which Mr. Ryan is a shareholder, officer and director; and 15.4 million shares which are beneficially owned by Prime Partners II, LLC of which Mr. Ryan is a member and manager.

(2) Includes 1.7 million shares which are beneficially owned by Prime Partners, Inc. of which Mr. Porpora is a shareholder, officer and director; and 15.4 million shares which are beneficially owned by Prime Partners II, LLC of which Mr. Porpora is a member and manager.

(3) Wynnefield Capital Management, LLC, a New York limited liability company ("WCM") is the sole general partner of each of Wynnefield Partners Small Cap Value LP, a Delaware limited partnership ("Wynnefield Partners") and Wynnefield Partners Small Cap Value LP I, a Delaware limited partnership ("Wynnefield Partners I"). Nelson Obus and Joshua Landes are the co-managing members of WCM and by virtue of such positions with WCM, have the shared power to vote and dispose of the shares of the Company's common stock that are beneficially owned by each of Wynnefield Partners and Wynnefield Partners I. Wynnefield Capital, Inc., a Delaware corporation ("WCI"), is the sole investment manager of Wynnefield Small Cap Value Offshore Fund, Ltd., Cayman Islands company ("Wynnefield Offshore"). Messrs. Obus and Landes are the co-principal executive officers of WCI and by virtue of such positions with WCI, have the shared power to vote and dispose of the shares of the Company's common stock that are beneficially owned by Wynnefield Offshore. Each of WCM, WCI and Messrs. Obus and Landes disclaims any beneficial ownership of the shares of the Company's common stock that are directly beneficially owned by each of Wynnefield Partners, Wynnefield Partners I and Wynnefield Offshore, except to the extent of their respective pecuniary interest in such shares. Mr. Obus, was appointed as a director of the Company effective on August 20, 2007.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth as of September 1, 2007 the beneficial ownership of the Company's common stock by (i) each Company director, (ii), each Named Executive Officer and (iii) the directors and all executive officers as a group.

NAME AND ADDRESS OF                   AMOUNT AND NATURE OF            PERCENTAGE
BENEFICIAL OWNER                      BENEFICIAL OWNERSHIP            OF CLASS
----------------------------          --------------------            ----------

James Ciocia                                2,854,784 (1)                3.2%
16626 N. Dale Mabry Highway
Tampa, FL 33618

Michael Ryan                               17,098,338 (2)               19.1%
11 Raymond Avenue
Poughkeepsie, NY 12603

Edward H. Cohen                               510,000                      *
45 Club Pointe Drive
White Plains, NY 10605

Allan Page                                    103,000                      *
9 Vassar Street
Poughkeepsie, NY 12603

John Levy                                       3,000                      *
110 Oak Tree Pass
Westfield, NJ 07090

Kathryn Travis                                607,980                      *
375 North Broadway
Suite 203
Jericho, NY 11753

Carole Enisman                                 13,540                      *
11 Raymond Avenue
Poughkeepsie, NY 12603

Ted Finkelstein                             3,748,788 (3)                4.2%
11 Raymond Avenue
Poughkeepsie, NY 12603

Karen Fisher                                   30,000                      *
11 Raymond Avenue
Poughkeepsie, NY 12603

Nelson Obus                                30,000,000 (4)               33.4%
450 Seventh Avenue, Suite 509
New York, NY 10123

Frederick Wasserman                                --                     --
4 Nobadeer Drive
Pennington, NJ 08534

Directors and Named Executive              54,955,890                   61.3%
Officers as a Group (eleven persons)

* Less than 1.0%

(1) 0.6 million of such shares are held jointly with Tracy Ciocia, Mr. Ciocia's wife; 9,100 shares are held as custodian for Mr. Ciocia's sons.

(2) Includes 6,000 shares which are beneficially owned by Mr. Ryan personally; 13,540 shares which are beneficially owned by Mr. Ryan's wife, Carole Enisman (the Executive Vice President of Operations of the Company) of which Mr. Ryan disclaims beneficial ownership; 1.7 million shares which are beneficially owned by Prime Partners, Inc. of which Mr. Ryan is a shareholder, officer and director; and 15.4 million shares which are beneficially owned by Prime Partners II, LLC of which Mr. Ryan is a member and manager.

(3) Includes 10,000 shares issuable upon the exercise of options at a price of $6.00.

(4) Includes 8.0 million shares beneficially owned by Wynnefield Partners Small Cap Value LP, a Delaware limited partnership ("Wynnefield Partners") and 10.0 million shares beneficially owned by Wynnefield Partners Small Cap Value LP I, a Delaware limited partnership ("Wynnefield Partners I"). Wynnefield Capital Management, LLC, a New York limited liability company ("WCM") is the sole general partner of Wynnefield Partners and Wynnefield Partners I. Mr. Obus is a co-managing member of WCM and by virtue of his position with WCM, has the shared power to vote and dispose of the shares of the Company's common stock that are beneficially owned by each of Wynnefield Partners and Wynnefield Partners I. Includes 12.0 million shares beneficially owned by Wynnefield Small Cap Value Offshore Fund, Ltd., Cayman Islands company ("Wynnefield Offshore"). Wynnefield Capital, Inc., a Delaware corporation ("WCI"), is the sole investment manager of Wynnefield Offshore. Mr. Obus is a co-principal executive officer of WCI, and by virtue of his position with WCI, has the shared power to vote and dispose of the shares of the Company's common stock that are beneficially owned by Wynnefield Offshore. Mr. Obus disclaims beneficial ownership of the shares of the Company's common stock that are directly beneficially owned by each of Wynnefield Partners, Wynnefield Partners I and Wynnefield Offshore, except to the extent of his pecuniary interest in such shares.

See Item 5. "Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities" and Note 14 to Notes to Consolidated Financial Statements for a discussion of Company stock option plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

James Ciocia, the Company's Chairman of the Board and a financial planner for the Company, receives commissions based on a variable percentage of his own business production and under which he received an aggregate of $0.5 million in fiscal 2007.

James Ciocia, Michael Ryan and Kathryn Travis, all Company directors, personally guaranteed the repayment of the Company's distribution financing agreement with Met Life. Mr. Ciocia and Mr. Ryan personally guaranteed the repayment of the Company's loan from Wachovia. Such shareholders received no consideration for such guarantees other than their salaries and other compensation.

Michael Ryan and Carole Enisman, the Executive Vice President of Operations, are married.

Michael Ryan is one of the general partners in a limited partnership named Prime Income Partners, L.P., which previously owned the building in Poughkeepsie, New York occupied by the Company's executive headquarters. During the fiscal year ended June 30, 2006, the Company paid $0.4 million to Prime Income Partners, L.P. for rent and related charges. Management believes the amounts charged to the Company for rent to be commensurate with the rental rate that would be charged to an independent third party. On July 1, 2006, Prime Income Partners,
L. P. sold the building to a third party. At closing, the Company entered into new market rate leases for the office space for its executive headquarters.

During fiscal 2007, Prime Partners, Inc. ("Prime Partners, Inc.") loaned the Company an aggregate of $1.7 million at an interest rate of 10%. During fiscal 2007, the Company repaid $0.7 million to Prime Partners, Inc. As of June 30, 2007, the Company owed Prime Partners, Inc. $2.8 million. Michael Ryan is a director, an officer and a significant shareholder of Prime Partners, Inc. On August 16, 2007, Prime Partners, Inc. sold to Prime Partners II, LLC $1.5 million of the $2.8 million owed to it by the Company. Prime Partners II, LLC is a limited liability company. Michael Ryan is a significant member and a manager of Prime Partners II, LLC. On August 20, 2007, Prime Partners II, LLC converted the $1.5 million of Company debt into 15.4 million shares of Company common stock.

At June 30, 2007 and 2006, the Company owed to related parties $3.6 million and $2.9 million, respectively.

In December 2006, the Company assigned to Prime Partners, Inc. two promissory notes to the Company related to the sale of its Colorado Springs, Colorado and Westport, Connecticut businesses as consideration for the reduction of $0.3 million against the then $3.1 million of outstanding principal owed to Prime Partners, Inc. The balance of the notes was $0.3 million.

On May 22, 2006, the Company assigned the promissory note related to the sale of two of its subsidiaries to Prime Partners, Inc. to reduce the outstanding principal owed to Prime Partners, Inc. The balance of the note at May 22, 2006 was $0.7 million.

On April 29, 2005, a loan in the amount of $1.0 million, together with 0.8 million shares of Company common stock were sold to a group of Company management and employees ("Purchasing Group") for $0.8 million. Since the resulting debt reduction of $0.3 million agreed to by the Purchasing Group resulted from a related party transaction, paid-in-capital was appropriately increased. On August 20, 2007, $0.7 million of the loan was converted to 7.1 million shares of Company common stock, leaving a de minimis debt balance to a member of the Purchasing Group, who continues to be entitled to receive shares as interest while the debt remains unpaid.

On December 23, 2003, the Company entered into a promissory note in the amount of $0.2 million with Ted H. Finkelstein, currently the Company's Associate General Counsel. The note pays interest at the rate of 10% per annum payable monthly. At June 30, 2007, the principal balance the Company owed Mr. Finkelstein was $25,833. On August 20, 2007, $30,000 of Mr. Finkelstein's note, including accrued interest, was converted to 0.3 million shares of Company common stock. A trust, of which Ted H. Finkelstein, the Company's Vice President and General Counsel, is the trustee ("the Trust"), made a short-term loan to Prime Partners for $0.3 million on July 18, 2006, which accrues interest at 10% per annum. On October 16, 2006, the Trust made an additional short-term loan to Prime Partners for $0.2 million, which accrues interest at 10% per annum. As of June 30, 2007, Prime Partners owed the Trust $0.5 million in principal. As security for the total loan in the amount of $0.5 million, Prime Partners gave the Trust a security interest in the note related to the sale of two of its subsidiaries that the Company assigned to Prime Partners on May 22, 2006 and a security interest in the notes that the Company owes to Prime Partners.

In August of 2002, the Company entered into a promissory note in the amount of $0.1 million with James Ciocia, a Director of the Company. The note pays interest at the rate of 10% per annum. The note shall be payable on demand and may be prepaid in whole or in part at any time and from time to time without premium or penalty. As of June 30, 2007 the principal balance was $0.1 million. On August 20, 2007, $0.2 million of debt owed to Mr. Ciocia, including $8,881 from his note, was converted to 2.3 million shares of Company common stock.

Steven Gilbert, a director of the Company until July 19, 2007, received in his capacity as national sales manager a base salary of $156,456 and in addition earned commissions based on a percentage of his own business production. Mr. Gilbert received an aggregate of $0.5 million in fiscal 2007.

On August 20, 2007, the Company sold 40.0 million shares of Company common stock to certain private placement purchasers, including officers, directors and employees of the Company and Prime Partners II, LLC, a holding company owned in part by Michael Ryan (the Company's President and Chief Executive Officer and a member of the Company's Board of Directors). See Note 22 to Notes to Consolidated Financial Statements.

Information regarding the Company's directors is included in Item 10 above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee selected Sherb & Co., LLP., an independent registered public accounting firm, to examine the consolidated financial statements of Gilman + Ciocia, Inc. for the fiscal year 2007. That selection was ratified by the Company's Board and by its stockholders at the Company's Annual Meeting on July 19, 2007. The following table sets forth the aggregate fees billed by Sherb & Co., LLP, for fiscal 2007 and 2006 professional services rendered to the Company for the audit of the Company's annual financial statements for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for those fiscal years, and for other services rendered on behalf of the Company during those fiscal years. All of such fees were pre-approved by the Company Board of Directors. The Company's policy is to pre-approve all audit and non-audit services subject to a de minimis exception for non-audit services of eight percent of the total pre-approved amounts to be paid to outside auditors. The preparation of the Company's tax returns were prepared by Radin, Glass & Company., LLP.

                                   Fiscal 2007     Fiscal 2006
                                   -----------     -----------

Audit Fees                          $ 222,500       $ 207,500

Tax Fees                            $  20,000       $  20,000

                          Report of the Audit Committee

The Audit Committee oversees the Company's financial reporting process on behalf of the Board of Directors. The Company's management has the primary responsibility for the financial statements, for maintaining effective internal control over financial reporting, and for assessing the effectiveness of internal control over financial reporting. In fulfilling its oversight responsibilities, the Committee reviewed and discussed the audited consolidated financial statements in the Company's Annual Report on Form 10-K with Company management, including a discussion of the quality, not just the acceptability, of the accounting principles; the reasonableness of significant judgments; and the clarity of disclosures in the financial statements.

The Committee reviewed with the independent registered public accounting firm, which is responsible for expressing an opinion on the conformity of those audited consolidated financial statements with U.S. generally accepted accounting principles, its judgments as to the quality, not just the acceptability, of the Company's accounting principles and such matters as are required to be discussed with the Committee by Statement on Auditing Standards No. 61, Communication With Audit Committees, (as amended), other standards of the Public Company Accounting Oversight Board (United States), rules of the Securities and Exchange Commission, and other applicable regulations. In addition, the Committee has discussed with the independent registered public accounting firm the firm's independence from Company management and the Company, including the matters in the letter from the firm required by Independence Standards Board Standard No.1, Independence Discussion with Audit Committees, and considered the compatibility of non-audit services with the independent registered public accounting firm's independence.

The Committee discussed with the Company's independent registered public accounting firm the overall scope and plans for their audit. The Committee meets with representatives of the independent registered public accounting firm, with and without management present, to discuss the results of their examination; their evaluation of the Company's internal control, including internal control over financial reporting; and the overall quality of the Company's financial reporting.

In reliance on the reviews and discussions referred to above, the Committee recommended to the Board of Directors, and the Board has approved, that the audited consolidated financial statements and management's assessment of the effectiveness of the Company's internal control over financial reporting be included in this Annual Report on Form 10-K for the year ended June 30, 2007 to be filed by the Company with the Securities and Exchange Commission ("SEC"). The Committee and the Board also have recommended, subject to shareholder approval, the selection of the Company's independent registered public accounting firm.

                            Audit Committee Chair, John Levy*

                            Audit Committee Member, Alan Page*

                            Audit Committee Member, Frederick Wasserman**

                            * became a member of the Committee in September 2006

                            ** became a member of the Committee in August 2007

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this report:

1     Financial Statements: See Index to Consolidated Financial Statements at
      Item 8 of this report.

2 Financial Statement Schedule: See Notes to Consolidated Financial Statements at Item 8 of this report.

3.1 Certificate of Amendment of the Certificate of Incorporation of the Registrant dated July 19, 2007 filed with the State of Delaware Secretary of State on July 20, 2007.

21    List of subsidiaries.

(b)   The following exhibits are incorporated by reference or attached herein:

3.2 Registrant's Certificate of Incorporation, as amended, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY.

3.3 Registrant's Certificate of Amendment of Certificate of Incorporation, incorporated by reference to the exhibit in the Registrant's Proxy Statement on Form 14-A under the Securities Exchange Act of 1934, as amended, filed on June 22, 1999.

3.4   Registrant's By-Laws, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY.

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

10.7 Leases for the Company's Headquarters on the Registrant's Annual Report on Form 10-K dated June 30, 2006, incorporated by reference herein.

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

10.9 Amendment 3 to Forbearance Agreement dated April 28, 2005 on the Registrant's Form 8-K dated April 28, 2005, incorporated by reference herein.

10.10 Amendment 2 to Forbearance Agreement dated March 26, 2004 on the Registrant's Form 8-K dated March 26, 2004, incorporated by reference herein.

10.11 Amendment to Forbearance Agreement dated June 18, 2003 on the Registrant's Annual Report on Form 10-K dated June 30, 2006, incorporated by reference herein.

10.12 Forbearance Agreement dated November 27, 2002 on the Registrant's Form 8-K dated November 26, 2002, incorporated by reference herein.

10.13 First Union Loan (Wachovia) Agreement dated December 26, 2001 on the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, incorporated by reference herein.

10.14 Investor Purchase Agreement (with Exhibits) dated April 25, 2007 on the Registrant's Form 8-K dated April 25, 2007, incorporated by reference herein.

10.15 Waiver of Registration Rights Agreement dated April 25, 2007 on the Registrant's Form 8-K dated April 25, 2007, incorporated by reference herein.

10.16 Letter from Prime Partners, Inc. dated April 25, 2007 on the Registrant's Form 8-K dated April 25, 2007, incorporated by reference herein.

10.17 Voting Agreement dated April 25, 2007 on the Registrant's Form 8-K dated April 25, 2007, incorporated by reference herein.

10.18 Placement Purchase Agreement dated August 13, 2007 on the Registrant's Form 8-K dated August 20, 2007, incorporated by reference herein.

10.19 Debt Conversion Agreement dated August 13, 2007 on the Registrant's Form 8-K dated August 20, 2007, incorporated by reference herein.

10.20 Shareholder Agreement dated August 20, 2007 on the Registrant's Form 8-K dated August 20, 2007, incorporated by reference herein.

10.21 Registration Rights Agreement dated August 20, 2007 on the Registrant's Form 8-K dated August 20, 2007, incorporated by reference herein.

10.22 Employment Agreement between the Company and Michael P. Ryan dated August 20, 2007 on the Registrant's Form 8-K dated August 20, 2007, incorporated by reference herein.

14.0 Code of Ethics for Senior Financial Officers and the Principal Executive Officer of Gilman & Ciocia, Inc. on the Registrant's Annual Report on Form 10-K dated June 30, 2003, incorporated by reference herein.

16.0 Changes in Registrant's Certifying Accountant dated October 25, 2005 on the Registrant's report on Form 8-K dated October 25, 2005, incorporated by reference herein.

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

                                               GILMAN + CIOCIA, INC.


Dated: September 27, 2007                      By /s/ Michael Ryan
                                               Chief Executive Officer


Dated: September 27, 2007                      By /s/ Karen Fisher
                                               Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 27th day of September, 2007.


                                               /s/ James Ciocia, Chairman


                                               /s/ Edward H. Cohen, Director


                                               /s/ Michael Ryan, Director


                                               /s/ Nelson Obus, Director


                                               /s/ Frederick Wasserman, Director


                                               /s/ John Levy, Director


                                               /s/ Allan Page, Director