Form 10-K/A
period 2007-06-30
GILMAN & CIOCIA INC
filed 2007-10-05
CIK 914142

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

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of December 29, 2006 was $296,454 based on a sale price of $0.05.

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

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2007

                                TABLE OF CONTENTS

PART I

Item 1.    Business  ........................................................  3
Item 1A.   Risk Factors  ....................................................  8
Item 1B.   Unresolved Staff Comments ........................................ 13
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

PART IV

Item 15.   Exhibits and Financial Statement Schedules........................ 75

SIGNATURES................................................................... 77

                                EXPLANATORY NOTE

This Form 10-K/A is being filed to include the following exhibits which were inadvertently omitted from the registrant's Form 10-K filed on September 28, 2007:

Exhibit 23.1  Consent of Independent Certified Public Accountants
Exhibit 23.2  Consent of Independent Certified Public Accountants
Exhibit 31.1  Certification of Chief Executive Officer
Exhibit 31.2  Certification of Principal Financial and Chief Accounting Officer
Exhibit 32.1  Certification Pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002
Exhibit 32.2  Certification Pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-K/A and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such statements, including statements regarding the Company's expectations about its ability to raise capital, its strategy to achieve its corporate objectives, including its strategy to pursue growth through acquisitions, to increase revenues through its registered representative recruiting program and expand its brand awareness and business presence, its liquidity, its expectations regarding the payment of dividends, the outcome of litigation, arbitration and regulatory investigations and others, are based upon current information, expectations, estimates and projections regarding the Company, the industries and markets in which the Company operates, and management's assumptions and beliefs relating thereto. Words such as "will," "plan," "expect," "remain," "intend," "estimate," "approximate," and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by federal, state and local authorities and their impact on the lines of business in which the Company and its subsidiaries are involved; unforeseen compliance costs; changes in economic, political or regulatory environments; changes in competition and the effects of such changes; the inability to implement the Company's strategies; changes in management and management strategies; the Company's inability to successfully design, create, modify and operate its computer systems and networks; litigation involving the Company; and risks described in Item1A. "Risk Factors" of the Form 10-K/A and from time to time in reports and registration statements filed by the Company and its subsidiaries with the SEC. Readers should take these factors into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:

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
                                              ===============================

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                                Per Share Weighted
      Fiscal Year                       Income/(Loss)       Tax Provision     Net Income/            Average
         2007             Revenue       Before Taxes          (Benefit)         (Loss)          Basic       Diluted
     ------------------------------------------------------------------------------------------------------------
          Q1            $11,499,207      $     (2,946)       $       --      $     (2,946)       $0.00       $0.00
          Q2            $12,030,889      $   (298,112)       $       --      $   (298,112)      ($0.03)     ($0.03)
          Q3            $15,294,106      $    985,969        $       --      $    985,969        $0.10       $0.10
          Q4            $14,227,364      $    123,039        $   15,000      $    108,039        $0.01       $0.01

                                                                                                Per Share Weighted
      Fiscal Year                       Income/(Loss)       Tax Provision     Net Income/            Average
         2006             Revenue       Before Taxes          (Benefit)         (Loss)          Basic       Diluted
     ------------------------------------------------------------------------------------------------------------
          Q1           $ 12,490,430      $ (1,155,340)       $       --      $ (1,155,340)      ($0.13)     ($0.13)
          Q2           $ 11,547,433      $   (566,783)       $       --      $   (566,783)      ($0.06)     ($0.06)
          Q3           $ 15,717,611      $    144,353        $  (33,177)     $    177,530        $0.02       $0.02
          Q4           $ 13,865,964      $   (977,550)       $   33,177      $ (1,010,727)      ($0.11)     ($0.11)

                                                                                                Per Share Weighted
      Fiscal Year                       Income/(Loss)       Tax Provision     Net Income/            Average
         2005             Revenue       Before Taxes          (Benefit)         (Loss)          Basic       Diluted
     ------------------------------------------------------------------------------------------------------------
          Q1           $ 12,729,999      $ (1,223,708)       $       --      $ (1,223,708)      ($0.14)     ($0.14)
          Q2           $ 13,392,923      $    (32,386)       $       --      $    (32,386)      ($0.00)     ($0.00)
          Q3           $ 16,296,697      $    718,166        $       --      $    718,166        $0.08       $0.08
          Q4           $ 13,824,058      $ (1,287,648)       $       --      $ (1,287,648)      ($0.14)     ($0.14)

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

The Company has carried out an evaluation under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Principal Financial and Chief Accounting Officer, of the disclosure controls and procedures of the Company as defined in Exchange Act Rule 13(a)-15(e). In designing and evaluating disclosure controls and procedures, the Company and its management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of June 30, 2007, management concludes that the Company's disclosure controls and procedures are effective.

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

To the Company's knowledge, all officers, directors and/or greater than 10% shareholders of the Company complied with all Section 16(a) filing requirements during the fiscal year ended June 30, 2007 and prior to the filing of this 10-K/A.

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

                          COMPENSATON COMMITTEE REPORT

The Board of Directors of the Company has reviewed and discussed the Compensation, Discussion and Analysis contained in this Annual Report on Form 10-K/A with management and, based on such review and discussions, the Board of Directors recommended that the Compensation Discussion and Analysis be included in this report.

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

The independent members of the Company's board of directors are Edward Cohen, John Levy, Allan Page, Nelson Obus, and Frederick Wasserman, all who have been deemed to be independent as defined in Rule 4200(a)(15) of the listing standards of the Nasdaq Stock Market.

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

                                   Fiscal 2007     Fiscal 2006
                                   -----------     -----------

Audit Fees                          $ 222,500       $ 207,500

Tax Fees                            $  20,000       $  20,000

Audit Related Fees                  $      --       $      --

Other Fees                          $      --       $      --

                          Report of the Audit Committee

The Audit Committee oversees the Company's financial reporting process on behalf of the Board of Directors. The Company's management has the primary responsibility for the financial statements, for maintaining effective internal control over financial reporting, and for assessing the effectiveness of internal control over financial reporting. In fulfilling its oversight responsibilities, the Committee reviewed and discussed the audited consolidated financial statements in the Company's Annual Report on Form 10-K/A with Company management, including a discussion of the quality, not just the acceptability, of the accounting principles; the reasonableness of significant judgments; and the clarity of disclosures in the financial statements.

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

In reliance on the reviews and discussions referred to above, the Committee recommended to the Board of Directors, and the Board has approved, that the audited consolidated financial statements and management's assessment of the effectiveness of the Company's internal control over financial reporting be included in this Annual Report on Form 10-K/A for the year ended June 30, 2007 to be filed by the Company with the Securities and Exchange Commission ("SEC"). The Committee and the Board also have recommended, subject to shareholder approval, the selection of the Company's independent registered public accounting firm.

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

21    List of subsidiaries.

23.1  Consent of Sherb & Co., LLP.

23.2  Consent of Radin, Glass & Co., LLP.

31.1  Rule 13a-14(a) Certification of Chief Executive Officer.

31.2 Rule 13a-14(a) Certification of Principal Financial and Chief Accounting Officer.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.

32.2 Certification of Principal Financial and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.

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

                                GILMAN + CIOCIA, INC.


Dated: October 5, 2007          By /s/ Michael Ryan
                                Chief Executive Officer


Dated: October 5, 2007          By /s/ Karen Fisher
                                Principal Financial and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 5th day of October, 2007.


                                /s/ James Ciocia, Chairman


                                /s/ Edward H. Cohen, Director


                                /s/ Michael Ryan, Director


                                /s/ Nelson Obus, Director


                                /s/ Frederick Wasserman, Director


                                /s/ John Levy, Director


                                /s/ Allan Page, Director


                                /s/ Michael Ryan, Chief Executive Officer


                                /s/ Karen Fisher, Principal Financial and
                                Chief Accounting Officer