Form 10-Q
period 2007-09-30
GILMAN & CIOCIA INC
filed 2007-11-14
CIK 914142

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

                For the quarterly period ended September 30, 2007

                                       or

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the transition period from ________

                        Commission File Number 000-22996

                              GILMAN + CIOCIA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     11-2587324
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                                11 RAYMOND AVENUE
                          POUGHKEEPSIE, NEW YORK 12603
               --------------------------------------------------
               (Address of principal executive offices)(Zip code)

                                 (845) 486-0900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

   Large Accelerated Filer |_| Accelerated Filer |_| Non-accelerated Filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

As of November 6, 2007, 89,719,050 shares of the issuer's common stock, $0.01 par value, were outstanding.

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS                                                Page

         Consolidated Balance Sheets as of September 30, 2007
         and June 30, 2007...................................................  3

         Consolidated Statements of Operations for the Three Months
         Ended September 30, 2007 and September 30, 2006 ....................  4

         Consolidated Statements of Cash Flows for the Three
         Months Ended September 30, 2007 and September 30, 2006 .............  5

         Supplemental Disclosures to Consolidated Statements of Cash Flows...  6

         Notes to Consolidated Financial Statements..........................  7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................. 18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......... 29

Item 4.  Controls and Procedures ............................................ 29

PART II - OTHER INFORMATION

Item 1A. Risk Factors ....................................................... 30

Item 3.  Defaults Upon Senior Securities .................................... 31

Item 4.  Submission of Matters to a Vote of Security Holders................. 31

Item 6.  Exhibits ........................................................... 34

SIGNATURES .................................................................. 35

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                              GILMAN + CIOCIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                   Unaudited        Audited
                                                                                  September 30,     June 30,
                                                                                      2007            2007
                                                                                  --------------------------
Assets

Cash & Cash Equivalents                                                            $  2,425         $  1,369
Marketable Securities                                                                   103              160
Trade Accounts Receivable, Net                                                        3,623            3,243
Receivables from Employees, Net                                                         630              766
Prepaid Expenses                                                                        363              655
Other Current Assets                                                                    257              282
                                                                                   -------------------------
    Total Current Assets                                                              7,401            6,475

Property and Equipment (less accumulated depreciation of $6,246
   at September 30, 2007 and $6,128 at June 30, 2007)                                 1,114            1,118
Goodwill                                                                              3,881            3,881
Intangible Assets (less accumulated amortization of $5,775 at
   September 30, 2007 and $5,649 at June 30, 2007)                                    4,472            4,598
Other Assets                                                                            372              421
                                                                                   -------------------------
    Total Assets                                                                   $ 17,240         $ 16,493
                                                                                   =========================

Liabilities and Shareholders' Equity (Deficit)

Accounts Payable and Accrued Expenses                                              $  7,301         $ 10,691
Current Portion of Notes Payable and Capital Leases                                     915            6,052
Deferred Income                                                                          20              234
Due to Related Parties                                                                1,503            3,635
                                                                                   -------------------------
    Total Current Liabilities                                                         9,739           20,612

Long Term Portion of Notes Payable and Capital Leases                                   219              243
                                                                                   -------------------------
    Total Liabilities                                                                 9,958           20,855

Shareholders' Equity/(Deficit)

Preferred Stock, $0.001 par value; 100,000 shares authorized; none issued                --               --
Common Stock, $0.01 par value 500,000,000 shares authorized; 89,748,300 and 9,668,579 shares issued at September 30, 2007 and June 30, 2007,
  respectively                                                                          897               97
Additional Paid in Capital                                                           36,002           29,041
Accumulated Deficit                                                                 (29,617)         (33,500)
                                                                                   -------------------------
    Total Shareholders' Equity/(Deficit)                                              7,282           (4,362)
                                                                                   -------------------------
Total Liabilities & Shareholders' Equity/(Deficit)                                 $ 17,240         $ 16,493
                                                                                   =========================

            See Notes to Unaudited Consolidated Financial Statements

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                              GILMAN + CIOCIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                    For the Three Months Ended
                                                           September 30,
                                                       2007             2006
                                                  -----------------------------
Revenues
  Financial Planning Services                     $     11,839     $     11,091
  Tax Preparation and Accounting Fees                      441              408
                                                  -----------------------------
      Total Revenues                                    12,280           11,499
                                                  -----------------------------
Operating Expenses
  Commissions                                            7,585            7,286
  Salaries                                               2,223            2,020
  General & Administrative                               1,706            1,144
  Advertising                                              354              350
  Brokerage Fees & Licenses                                329              289
  Rent                                                     515              519
  Depreciation & Amortization                              245              236
                                                  -----------------------------
      Total Operating Expenses                          12,957           11,844
                                                  -----------------------------
Loss from Operations
  Before Other Income and Expenses                        (677)            (345)
                                                  -----------------------------
Other Income/(Expenses)
  Interest and Investment Income                             9               14
  Interest Expense                                        (111)            (224)
  Other Income, Net                                      4,662              552
                                                  -----------------------------
      Total Other Income/(Expense)                       4,560              342
                                                  -----------------------------
Income/(Loss) from Operations
  Before Income Taxes                                    3,883               (3)
                                                  -----------------------------
  Income Taxes/(Benefit)                                    --               --
                                                  -----------------------------
      Net Income/(Loss)                           $      3,883     $         (3)
                                                  =============================
Weighted Average Number of Common
  Shares Outstanding:
  Basic and Diluted Shares                          46,226,253        9,545,439
Basic and Diluted Net Income/(Loss) Per Share:
  Net Income/(Loss)                               $       0.08     $      (0.00)

            See Notes to Unaudited Consolidated Financial Statements

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                              GILMAN + CIOCIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                            For the Three Months Ended
                                                                                  September 30,
                                                                                2007        2006
                                                                            --------------------------
Cash Flows from Operating Activities:
Net Income/(Loss):                                                             $ 3,883     $    (3)

Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization                                                      245         236
Issuance of common stock for debt default penalties, interest and other             11          12
Allowance for doubtful accounts                                                     95         (77)
Gain on debt extinguishment and other                                           (4,599)       (575)

Changes in assets and liabilities:
Accounts receivable                                                               (401)        497
Prepaid and other current assets                                                   239         240
Change in marketable securities                                                     57          33
Other assets                                                                        44        (165)
Accounts payable and accrued expenses                                             (995)       (855)
Deferred income                                                                   (214)       (210)
                                                                               -------------------
Net cash used in operating activities:                                          (1,635)       (865)
                                                                               -------------------

Cash Flows from Investing Activities:
Capital expenditures                                                              (114)        (32)
Cash paid for acquisitions, net of cash acquired and debt incurred                  (1)         --
Receivables from employees                                                         140         (28)
Due from office sales                                                                6          53
Proceeds from the sale of offices                                                   --          (2)
                                                                               -------------------
Net cash provided by/(used in) investing activities:                                31          (9)
                                                                               -------------------

Cash Flows from Financing Activities:
Proceeds from bank and other loans                                                  40          44
Proceeds from related parties                                                       --         500
Proceeds from capital stock issuance                                             5,668          --
Payments of bank loans and other loans                                          (2,820)       (440)
Payments related to offering costs                                                (228)         --
                                                                               -------------------
Net cash provided by financing activities:                                       2,660         104
                                                                               -------------------

Net change in cash and cash equivalents                                          1,056        (770)
Cash and cash equivalents at beginning of period                                 1,369       1,124
                                                                               -------------------
Cash and cash equivalents at end of period                                     $ 2,425     $   354
                                                                               ===================

  See Notes to the Unaudited Consolidated Financial Statements and Supplemental
              Disclosures to Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                              GILMAN + CIOCIA, INC.
        Supplemental Disclosures to Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)

                                                      For the Three Months Ended
                                                             September 30,
                                                           2007        2006
                                                      --------------------------

Cash Flow Information
Cash payments during the year for:
   Interest                                               $  256      $   70
   Taxes                                                  $   --      $   --

Supplemental Disclosure of Non-Cash Transactions
Issuance of common stock for debt default
   penalties, interest and other                          $   11      $   12
Payment of debt by issuance of shares                     $2,309      $   --
Equipment acquired under capital leases                   $   21      $   --

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                     GILMAN + CIOCIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

Description of the Company and Overview

Gilman + Ciocia, Inc. (together with its wholly owned subsidiaries, the "Company") was founded in 1981 and is incorporated under the laws of the State of Delaware. The Company provides federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets, accounting services to small and midsize companies and financial planning services, including securities brokerage, investment management services, insurance and financing services. As of September 30, 2007, the Company had 27 offices operating in four states (New York, New Jersey, Florida and Pennsylvania).

The Company office financial planning clients generally are introduced to the Company through the Company's tax return preparation services, accounting services and educational workshops. The Company believes that its tax return preparation and accounting services are inextricably intertwined with its financial planning activities in the Company offices and that overall profitability will depend, in part, on the two channels leveraging off each other since many of the same processes, procedures and systems support sales from both channels. Accordingly, management views and evaluates the Company as one segment.

The Company has a highly seasonal business. The first and second quarters of the Company's fiscal year are typically its weakest quarters and the third quarter of its fiscal year it typically its strongest.

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

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

On August 20, 2007, as a result of the Investment Purchase Closing and the Private Placement Closing, Met Life Insurance Company of Connecticut ("Met Life"), formerly known as the Travelers Insurance Company, was paid $2.4 million in full satisfaction of the approximately $6.8 million, including principal and interest, owed to Met Life.

See also Note 5 describing the equity transaction.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The Consolidated Balance Sheet as of September 30, 2007, the Consolidated Statements of Operations for the three months ended September 30, 2007 and 2006 and the Consolidated Statements of Cash Flows for the three months ended September 30, 2007 and 2006 are unaudited. The Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three months ended September 30, 2007 are not necessarily indicative of the results to be expected for any other interim period or any future year. These Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2007.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Furthermore, the Company, including its wholly owned subsidiary Prime Capital Services, Inc. ("PCS"), has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with PCS. In addition, under the PCS

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

registered representatives contract, each registered representative has indemnified the Company for these claims. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies," the Company has established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, the Company's management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, the Company bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the Company's estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, the Company cannot predict with certainty the eventual loss or range of loss related to such matters. If the Company's judgments prove to be incorrect, its liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. As of September 30, 2007, the Company has accrued approximately $0.3 million for these matters. A majority of these claims are covered by the Company's errors and omissions insurance policy. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on its financial position.

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

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Revenue Recognition

The Company recognizes all revenues associated with income tax preparation, accounting services and asset management fees upon completion of the services. Financial planning services include securities and other transactions. The related commission revenue and expenses are recognized on a trade-date basis.

Net Income/(Loss) Per Share

In accordance with SFAS No. 128, "Earnings Per Share", basic net income/(loss) per share is computed using the weighted average number of common shares outstanding during each period. The computation for the three months ended September 30, 2007 and September 30, 2006 did not include outstanding options because to do so would have an anti-dilutive effect for the periods.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, and accounts payable, approximated fair value as of September 30, 2007, because of the relatively short-term maturity of these instruments and their market interest rates. Since the long-term debt is in default, it is not possible to estimate its value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of trade receivables. The majority of the Company's trade receivables are commissions earned from providing financial planning services that include securities/brokerage services, insurance and financing services. As a result of the diversity of services, markets and the wide variety of customers, the Company does not consider itself to have any significant concentration of credit risk.

Segment Disclosure

Management believes the Company operates as one segment.

Other Significant Accounting Policies

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. These policies require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standards setters appear likely to cause a material change in the Company's accounting policies, outcomes cannot be predicted with confidence. Refer to Note 2 to Consolidated Financial Statements included in the Company's fiscal 2007 10-K/A, which discusses accounting policies that must be selected by management when there are acceptable alternatives.

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

3. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). The Company does not have eligible financial assets or financial liabilities for fair value option accounting under SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practices. This statement is effective for financial statements for fiscal years beginning after November 15, 2007. Early adoption is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. The Company has adopted SFAS No. 157 effective September 30, 2007 and has recorded a $0.3 million allowance against its accounts payable balance representing its fair value assessment of that account. See also Note 7 describing fair value measurements.

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

Litigation

On February 4, 2004, the Company was served with a Summons and a Shareholder's Class Action and Derivative Complaint in the Court of Chancery of the State of Delaware (the "Court of Chancery") alleging that the Company, its board of directors and its management, breached their fiduciary duty of loyalty in connection with the sale of certain of the Company's offices. A tentative settlement of the lawsuit has been reached subject to approval by the Court of Chancery. The Company does not believe that the final settlement of this lawsuit will have a material adverse impact on its financial position.

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

The Company and PCS are defendants and respondents in lawsuits and Financial Industry Regulatory Authority ("FINRA") arbitrations in the ordinary course of business. On September 30, 2007, there were 17 pending lawsuits and arbitrations, of which 4 are settled and pending payment, and of which 10 were against PCS or its registered representatives. In accordance with SFAS No. 5 "Accounting for Contingencies," the Company has established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, the Company's management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of the losses. In making these decisions, the Company bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the Company's estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, the Company cannot predict with certainty the eventual loss or range of loss related to such matters. If the Company's judgments prove to be incorrect, its liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. Management accrued $0.3 million as a reserve for potential settlements, judgments and awards. PCS has errors & omissions coverage that will cover a portion of such matters. In addition, under the PCS registered representatives contract, each registered representative is responsible for covering costs in connection with these claims. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on its financial position.

5. EQUITY TRANSACTION

On August 20, 2007, the Company closed the sale (the "Investment Purchase Closing") of 40.0 million shares of its common stock, par value $0.01 per share (the "Common Stock"), at a price of $0.10 per share (the "Investment Purchase") for proceeds of $4.0 million pursuant to an Investor Purchase Agreement dated April 25, 2007 (the "Purchase Agreement") with Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P.I and WebFinancial Corporation (the "Investment Purchasers"). The 40.0 million shares of Common Stock were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 under Regulation D, Rule 506 ("Rule 506"). The proceeds from the Investment Purchase Closing were used as follows: $2.4 million was paid to Met Life in full satisfaction of the approximately $6.8 million, including principal and interest, owed to Met Life by the Company; $50,000 was paid to Wachovia National Association ("Wachovia") as a principal payment, which reduced the Company's loan balance with Wachovia to approximately $0.7 million; $19,208 was paid to Wachovia for a loan fee and legal fees; and the $1.6 million balance was retained by the Company to be used as working capital.

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

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

At the Private Placement Closing, the Company issued 16.9 million shares of Company Stock for cash proceeds of $1.7 million and 23.1 million shares of Common Stock for the conversion of $2.3 million of Company debt, including 15.4 million shares issued to Prime Partners II, for the conversion of $1.5 million of Company debt. Such shares were issued pursuant to an exemption from the registration requirements under Rule 506. The $1.7 million cash proceeds from the Private Placement Closing were disbursed as follows: $3,750 for escrow agent fees; and the $1.7 million balance was retained by the Company to be used to retire the debt of affiliates.

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

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Also in connection with the Investment Purchase Closing, the Company entered into a Registration Rights Agreement dated August 20, 2007 with the Investment Purchasers and the Private Placement Purchasers (the "Holders"). Pursuant to the terms of the Registration Rights Agreement: subject to certain conditions, the Company agreed to file for the Holders a Registration Statement (the "Registration Statement") no later than the later of forty five days after the Investment Purchase Closing and thirty days after the Company has filed its Form 10-K for the fiscal year ending June 30, 2007; if the Company is unable to register all Registrable Securities in the Registration Statement, the Company agreed to certain demand registrations by the Holders; the Company granted to the Holders certain Tag-Along Registration rights; the Holders were given demand registration rights on the happening of certain events; and the Company agreed to delineated registration procedures. The Company has evaluated the accounting for terms of the registration rights, pursuant to FASB Staff Position on the Emerging Issues Tax Force 00-19-2 (FSP EITF 00-19-2"). The Company recorded $0.1 million as a liability for liquidated damages should the Company fail to file timely a Registration Statement for certain purchasers of the Company's common stock. On October 25, 2007, the Company filed the Registration Statement on Form S-1 with the SEC and has subsequently reversed the $0.1 million liability recorded for liquidated damages.

As a result of the Investor Purchase Closing and the Private Placement Closing, the Company is reviewing whether its ability to utilize its net operating loss carryovers may be restricted based on Internal Revenue Code Section 382 "changes in ownership."

6. LIQUIDITY AND CASH FLOW

During the three months ended September 30, 2007, the Company had net income of $3.9 million and at September 30, 2007 had a working capital deficit position of $2.3 million. At September 30, 2007 the Company had $2.4 million of cash and cash equivalents and $3.6 million of trade account receivables, net, to fund short-term working capital requirements.

The Company anticipates meeting its cash flow requirements throughout fiscal 2008 and 2009 by, among other things, continuing to control operating expenses and, due to the seasonality of the Company's business, at times pursuing financing through outside lenders, and by implementing its acquisition strategy to increase earnings and cash flow. In addition the Company increased its working capital by $1.6 million as a result of the Investment Purchase on August 20, 2007. See also Note 5 describing the equity transaction.

7. FAIR VALUE MEASUREMENTS

The Company elected early adoption of SFAS No. 157, beginning July 1, 2007, the first day of its fiscal year 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices.

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

The following table sets forth the liabilities the Company has elected to fair value under SFAS No. 157 as of September 30, 2007:

                               Fair Value Measurements at Reporting Date
($ in thousands)                 Using Significant Unobservable Inputs
Description                                    (Level 3)
------------------------------------------------------------------------
Accounts Payable:
       Beginning Balance                        $2,402
               Allowance                          (284)
                                                ------
          Ending Balance                        $2,118

The Company has significant legacy accounts payable balances that are at least four years old and that it believes will never require a financial payment for a variety of reasons. Accordingly, under SFAS No. 157, the Company has established an estimate of fifteen cents on the dollar on these legacy balances that it would potentially pay out against these balances based on the Company's historical pay out on these legacy balances. The allowance of $0.3 million is recorded in other income, net on the Company's Consolidated Statement of Operations as of September 30, 2007.

8. DISPOSITIONS

The Company has financed the sale of one office with the receipt of a note to be paid over 48 months. This note has a guarantee from the respective office purchaser and certain default provisions. This note is non-interest bearing and has been recorded with a 7% discount. The remaining payments are $14,388 and $6,006 in 2008 and 2009 respectively.

9. DEBT

As a result of the Investment Purchase Closing and the Private Placement Closing, on August 20, 2007, Met Life was paid $2.4 million in full satisfaction of the approximately $6.8 million, including principal and interest, owed to Met Life. The gain on the settlement of the Met Life debt in the amount of $4.3 million was recorded in other income, net on the Company's Consolidated Statement of Operations as of September 30, 2007. See also Note 5 describing the equity transaction.

As of September 30, 2007 the Company was in default of certain covenants under its term loan/revolving letter of credit financing with Wachovia. The Company entered into a debt forbearance agreement with Wachovia which was last amended on April 1, 2006. The Company does not believe that Wachovia will issue a notice of default for any of these defaults. As a result of these defaults, the Company's debt with Wachovia has been classified as a current liability on its financial statements. On August 20, 2007, as a result of the Investment Purchase Closing and the Private Placement Closing, a $50,000 principal payment was made to Wachovia. As of November 1, 2007, the Company was current with its monthly payments to Wachovia and the outstanding principal balance was $0.6 million.

On August 20, 2007, as part of the Private Placement Closing $0.7 million of a loan owed by the Company to a group of Company management and employees was converted to 7.1 million shares of Company common stock, leaving a de minimis debt balance which was paid in full in October 2007.

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

10. STOCK BASED COMPENSATION

On July 1, 2005 (the first day of its 2006 fiscal year), the Company adopted SFAS No. 123-R Share-Based Payment ("SFAS No. 123-R"). The Company adopted SFAS No. 123-R using a modified prospective application, as permitted under SFAS No. 123-R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense using a fair-value-based measurement method for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Pursuant to the provisions of SFAS No. 123-R, the Company has adopted the policy to recognize compensation expense on a straight-line attribution method.

Changes in the Company's stock option activity during the three months ended September 30, 2007 were as follows:

                                                                    Weighted
                                                                    Average
                                                    Shares      Exercise Price
                                                    --------------------------
           Outstanding, June 30, 2007               788,500           7.11
                Granted                                  --             --
                Exercised                                --             --
                Expired                                  --             --
                Canceled                                 --             --
                                                    --------------------------
           Outstanding, September 30, 2007          788,500           7.11

           Exercisable September 30, 2007           788,500           7.11

11. EMPLOYMENT AGREEMENT WITH CHIEF EXECUTIVE OFFICER

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

12. RELATED PARTY TRANSACTIONS

On August 20, 2007, the Company sold 40.0 million shares of Company common stock to certain private placement purchasers, including officers, directors and employees of the Company and Prime Partners II, LLC, a holding company owned in part by Michael Ryan (the Company's President and Chief Executive Officer and a member of the Company's Board of Directors). See also Note 5 describing the equity transaction.

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

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

On August 16, 2007, Prime Partners, Inc. sold to Prime Partners II, LLC $1.5 million of Company debt, which included $0.2 million related to the Purchasing Group Loan, of the $2.8 million owed to it by the Company. On August 20, 2007, as part of the Private Placement Closing, Prime Partners II, LLC converted the $1.5 million of Company debt into 15.4 million shares of Company common stock. As of September 30, 2007, the Company owed Prime Partners, Inc. $1.4 million in principal, which was due on August 31, 2007, but is being extended to January 31, 2008. Michael Ryan is a director, an officer and a significant shareholder of Prime Partners, Inc. Prime Partners II, LLC is a limited liability company. Michael Ryan is a significant member and a manager of Prime Partners II, LLC.

As of September 30, 2007, Prime Partners, Inc. owed $0.5 million to a trust, of which Ted H. Finkelstein, the Company's Vice President and General Counsel is the trustee, which was due on August 31, 2007, but is being extended to January 31, 2008. As security for the loan, Prime Partners, Inc. gave the trust a security interest in the notes that the Company owes to Prime Partners, Inc.

On August 20, 2007, as part of the Private Placement Closing $0.7 million of a loan owed by the Company to a group of Company management and employees was converted to 7.1 million shares of Company common stock, leaving a de minimis debt balance which was paid in full in October 2007.

On August 20, 2007, $30,000 of a note owed to Ted H. Finkelstein, the Company's Vice President and General Counsel, including accrued interest, was converted to
0.3 million shares of Company common stock.

On August 20, 2007, $0.2 million of debt owed to James Ciocia, a Director of the Company was converted to 2.3 million shares of Company common stock.

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

13. ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

(in thousands)                                        September 30,     June 30,
                                                          2007            2007
                                                      --------------------------

Accounts payable                                       $ 2,118          $ 2,349
Commission payable                                       3,387            3,871
Accrued compensation                                       170              228
Accrued bonus                                              239              238
Accrued related party compensation and bonus               179              270
Accrued related party other                                150              250
Accrued vacation                                           188              165
Accrued settlement fees                                    148              293
Accrued audit fees & tax fees                              111              155
Accrued interest                                           236            2,403
Accrued other                                              375              469
                                                      --------------------------
    Total Accounts Payable and Accrued Expenses        $ 7,301          $10,691
                                                      ==========================

14. SUBSEQUENT EVENTS

On October 25, 2007, the Company filed a Registration Statement on Form S-1 with the SEC pursuant to the Registration Rights Agreement dated August 20, 2007 with the Investment Purchasers and the Private Placement Purchasers.

On November 1, 2007, $0.4 million of debt owed to Prime Partners Inc., was paid, reducing the remaining principal balance to $1.0 million.

On October 31, 2007, the Company entered into an asset purchase agreement to purchase a tax preparation and accounting business. The purchase price is equal to a percentage of annual gross revenue generated from the preparation of tax returns of the clients and from accounting services rendered to clients during the period October 31, 2007 through October 2012. In addition the Company paid the seller at closing $4,000 for tangible personal property and a down payment of $33,345. Commencing on December 31, 2007 and each ninety day period thereafter, the Company will pay the seller additional installment payments based on a percentage of gross revenue generated until October 2012 less all prior payments received.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such statements, including statements regarding the Company's expectations about its ability to raise capital, its strategy to achieve its corporate objectives, including its strategy to pursue growth through acquisitions, the dependence of profitability on the Company's two channels leveraging off each other, to increase revenues through its registered representative recruiting program and expand its brand awareness and business presence, its liquidity and ability and proposed means of meeting its cash requirements, its expectations regarding the payment of dividends, the impact of new accounting pronouncements, the outcome of litigation, arbitration and regulatory investigations, its expectations regarding relationships with

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

lenders, its expectations regarding legacy accounts payables, and others, are based upon current information, expectations, estimates and projections regarding the Company, the industries and markets in which the Company operates, and management's assumptions and beliefs relating thereto. Words such as "will," "plan," "expect," "remain," "intend," "estimate," "approximate," and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by federal, state and local authorities and their impact on the lines of business in which the Company and its subsidiaries are involved; unforeseen compliance costs; changes in economic, political or regulatory environments; changes in competition and the effects of such changes; the inability to implement the Company's strategies; changes in management and management strategies; the Company's inability to successfully design, create, modify and operate its computer systems and networks; the ability of certain significant shareholders to influence shareholder actions, limitations on our ability to use net operating loss carryforwards, litigation and investigations involving the Company; and risks described in Item 1A."Risk Factors" of this quarterly report on Form 10-Q and in the Company's Annual Report on Form 10-K/A for the fiscal year ended 2007. Readers should take these factors into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The reader should, however, consult further disclosures the Company may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

For the quarter ended September 30, 2007, approximately 4.0% of the Company's revenues were earned from tax preparation and accounting services and 96.0% were earned from all financial planning and related services of which approximately 72.0% was earned from mutual funds, annuities and securities transactions, 21.0% from asset management, 3.0% from insurance, 3.0% from PCS Marketing, and less than 1.0% from financing services.

The Company has a highly seasonal business. The first and second quarters of the Company's fiscal year are typically its weakest quarters and the third quarter of its fiscal year is typically its strongest.

During the three months ended September 30, 2007, the Company had net income of $3.9 million compared to a net loss of $2,946 during the three months ended September 30, 2006. This increase in net income is mostly attributable to the gain from the extinguishment of debt resulting from the investment purchase and the private placement closings described below.

At September 30, 2007 the Company had a working capital deficit of $2.3 million. At September 30, 2007 the Company had $2.4 million of cash and cash equivalents and $3.6 million of trade accounts receivables, net, to fund short-term working capital requirements.

On August 20, 2007, the Company closed the sale (the "Investment Purchase Closing") of 40.0 million shares of its common stock, par value $0.01 per share (the "Common Stock"), at a price of $0.10 per share (the "Investment Purchase") for proceeds of $4.0 million pursuant to an Investor Purchase Agreement dated April 25, 2007 (the "Purchase Agreement") with Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P.I and WebFinancial Corporation (the "Investment Purchasers"). The 40.0 million shares of Common Stock were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 under Regulation D, Rule 506 ("Rule 506"). The proceeds from the Investment Purchase Closing were used as follows: $2.4 million was paid to Met Life Insurance Company of Connecticut ("Met Life"), formerly known as the Travelers Insurance Company, in full satisfaction of the approximate $6.8 million including principal and interest owed to Met Life by the Company; $50,000 was paid to Wachovia Bank, National Association ("Wachovia") as a principal payment, which reduced the Company's loan balance with Wachovia to approximately $0.7 million; $19,208 was paid to Wachovia for a loan fee and legal fees; and the $1.6 million balance was retained by the Company to be used as working capital.

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

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

At the Private Placement Closing, the Company issued 16.9 million shares of Company Stock for cash proceeds of $1.7 million and 23.1 million shares of Common Stock for the conversion of $2.3 million of Company debt, including 15.4 million shares issued to Prime Partners II, for the conversion of $1.5 million of Company debt. Such shares were issued pursuant to an exemption from the registration requirements under Rule 506. The $1.7 million cash proceeds from the Private Placement Closing were disbursed as follows: $3,750 for escrow agent fees; and the $1.7 million balance was retained by the Company to be used to retire the debt of affiliates.

In prior fiscal years, the Company had significant working capital deficiencies. The Company's liquidity improved during fiscal 2007 as evidenced by positive earnings and cash flow from operations. Additionally, the Company's debt was significantly reduced as a result of the Investment Purchase Closing and the Private Placement Closing. The Company anticipates meeting its cash flow requirements throughout fiscal 2008 and 2009 by, among other things, continuing to control operating expenses and, due to the seasonality of the Company's business, at times pursuing short-term financing through outside lenders, and by implementing its acquisition strategy to increase earnings and cash flow. In addition the Company increased its working capital by $1.6 million as a result of the Investment Purchase on August 20, 2007.

The Company continues to redefine its product mix by putting a greater emphasis on the sale of financial products that generate recurring income. The Company is attempting to increase revenue by, among other things, implementing its recently established representative recruiting program. The financial impact of new recruits could take several months for revenue on new accounts to become recognizable. If this program is not successful in generating additional revenue, the result will be continued downward pressure on total revenues in future quarters until the Company starts to more significantly benefit from the effect of the greater sale of products that generate recurring income. The Company expects that it will continue to control levels of salary and general and administrative expenses, while increasing spending on marketing efforts to build brand awareness and attract new clients. The Company cannot predict whether its marketing efforts will have the desired effects.

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

The following table presents revenue by product line and brokerage revenue by product type:

(in thousands)                                    For the Three Months Ended
                                                         September 30
Consolidated Revenue Detail                                             % Change
                                                2007          2006        07-06
                                              ----------------------------------

Revenue by Product Line
Brokerage Commissions                         $ 8,533       $ 7,680        11.1%
Insurance Commissions                             343           339         1.2%
Advisory Fees                                   2,551         2,512         1.6%
Tax Preparation and Accounting Fees               441           408         8.1%
Lending Services                                   51           177       -71.2%
Marketing Revenue                                 361           383        -5.7%
                                              ----------------------------------
    Total Revenue                             $12,280       $11,499         6.8%
                                              ==================================

Brokerage Commissions by Product Type
Mutual Funds                                  $ 1,065       $   756        40.9%
Equities, Bonds & UIT                             307           220        39.5%
Annuities                                       4,735         4,530         4.5%
Trails                                          2,106         1,842        14.3%
All other products                                320           332        -3.6%
                                              ----------------------------------
    Brokerage Commissions                     $ 8,533       $ 7,680        11.1%
                                              ==================================

The Company's total revenues for the three months ended September 30, 2007 were $12.3 million compared to $11.5 million for the three months ended September 30, 2006, an increase of $0.8 million or 6.8%. The Company's total revenues for the three months ended September 30, 2007 consisted of $11.8 million for financial planning services and $0.4 million for tax preparation and accounting services. Financial planning services represented approximately 96.0% and tax preparation and accounting services represented approximately 4.0% of the Company's total revenues during the three months ended September 30, 2007. The Company's total revenues for the three months ended September 30, 2006 consisted of $11.1 million for financial planning services and $0.4 million for tax preparation and accounting services. Financial planning services represented approximately 96.0% and tax preparation fees represented approximately 4.0% of the Company's total revenues during the three months ended September 30, 2006.

For the three months ended September 30, 2007, financial planning revenue was $11.8 million compared to $11.1 million for the same period last year. This increase is mostly attributable to increases in mutual funds, trails, annuities and advisory fees. The Company's continued efforts to diversify its revenue to more recurring revenue streams are reflected in the increase of advisory fees and trails of $0.3 million for the three months ended September 30, 2007 over the same period last year.

Tax preparation and accounting services revenue increased slightly for the three months ended September 30, 2007 compared with the same period last year. This increase in tax preparation and accounting services revenue is attributable to the additional revenue generated from the five tax preparation and accounting businesses that were acquired in January and February 2007.

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

For the three months ended September 30, 2007, revenues from recurring revenue sources (advisory and trails) increased to $4.7 million, up $0.3 million from $4.4 million for the three months ended September 30, 2006, representing a 7.0% increase in recurring revenue. The increase in recurring revenues is mostly attributable to higher assets under management and assets under custody compared to the same period last year.

As indicated in the following table, as of September 30, 2007, assets under AFP management increased $61.5 million, to $680.9 million, up from $619.4 million as of September 30, 2006. This increase is attributable to increases in assets under management, as well as market fluctuations. As of September 30, 2007, total Company assets under custody were $5.0 billion, up $21.8 million from the fiscal year ended June 30, 2007 and up $439.4 million from September 30, 2006 one year ago.

The following table presents the market values of assets under AFP management:

(in thousands)                            Market Value as of September 30,
                                       2007            2006          % Change
                                     ----------------------------------------

Annuities                            $396,987        $350,775        13.2%
Brokerage                             283,914         268,641         5.7%
                                     ----------------------------------------
Total Assets Under Management        $680,901        $619,416         9.9%
                                     ========================================

The following table presents the market values of total Company assets under custody:

(in thousands)               Total Company
                             Assets Under
Market Value as of              Custody
------------------           -------------

         9/30/2007            $4,983,177
         6/30/2007            $4,961,358
        03/31/2007            $4,632,199
        12/31/2006            $4,648,293
         9/30/2006            $4,543,796

The Company's total operating expenses for the three months ended September 30, 2007 were $12.9 million, up $1.1 million or 9.4%, compared to $11.8 million for the three months ended September 30, 2006. The increase is primarily due to increases in commission expense, salaries, general and administrative expenses and brokerage fees and licenses, while advertising and rent remained flat compared to the same period last year.

Commission expense was $7.6 million for the three months ended September 30, 2007, compared with $7.3 million for the same period last year. This increase is mostly attributable to increased financial planning revenue. The percentage of commission expense to revenue was 66.0% and 68.0% for the three months ended September 30, 2007 and September 30, 2006, respectively. This decrease as a percentage to revenue is attributable to increased revenue generated through the Company's employee channel where commission pay out rates are lower than on the independent channel compared with the same period last year where the independent channel generated a greater percentage of revenue.

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Salaries increased by $0.2 million, or 10.0% in the three months ended September 30, 2007 compared with the same period last year. This increase is mostly attributable to increased staff at the Company's headquarters related to the Company's marketing efforts and compliance needs as well as increases in branch office staff to support increases in production.

General and administrative expenses increased $0.6 million or 49.0% in the three months ended September 30, 2007 compared with the same period last year. This increase is primarily attributable to an increase in bad debt expense of $0.1 million resulting from an increase in the allowance related to certain receivables compared with the same period last year where the Company recorded a reduction of the allowance resulting from the increased collections on two office sale notes. Additionally, $0.5 million of the increase is mostly related to increased professional fees, increased office equipment rental expense due to the expiration of office equipment leases that were renewed with new equipment resulting in higher office equipment rental expense, and higher costs associated with professional development and training.

Brokerage fees and licenses increased slightly compared with the same period last year. This increase is mostly due to the increase in financial planning revenue.

Depreciation and amortization expense increased slightly for the three months ended September 30, 2007 compared with the same period last year. This slight increase is attributable to increased capital expenditures, offset partially by assets reaching their full depreciable lives.

The Company's loss before other income and expense for the three months ended September 30, 2007 was $0.7 million compared to a loss of $0.3 million for the same period last year. This decline was primarily attributable to increased operating expenses partially offset by increased financial planning revenue.

Total other income/(expense) for the three months ended September 30, 2007 was $4.6 million compared to $0.3 million for the three months ended September 30, 2006. The increase in other income was primarily due to the gain from the extinguishment of debt owed to Met Life resulting from the Investment Purchase and the Private Placement closings on August 20, 2007 and from the adoption of Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS No. 157").

The Company's net income for the three months ended September 30, 2007 was $3.9 million, or $0.08 per diluted share, compared with a net loss of ($2,946), or ($0.00) per diluted share for the three months ended September 30, 2006. This increase is mostly attributable to the extinguishment of Company debt owed to Met Life, the adoption of SFAS No. 157 and increased financial planning revenue, partially offset by increased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

On August 20, 2007, the Company sold 40.0 million shares of Company common stock to certain investment purchasers (the "Investment Purchase Closing") and sold an additional 40.0 million shares of Company common stock to certain private placement purchasers (the "Private Placement Closing"). As a result of the Investment Purchase Closing and the Private Placement Closing, on August 20, 2007, Met Life was paid $2.4 million in full satisfaction of the approximately $6.8 million, including principal and interest, owed to Met Life. See Note 5 to Notes to Consolidated Financial Statements for a discussion of the stock sales.

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

As of September 30, 2007, the Company was in default of certain covenants under its term loan/revolving letter of credit financing with Wachovia Bank, National Association ("Wachovia"). The Company's debt forbearance agreement with Wachovia was last amended on April 1, 2006. The Company does not believe that Wachovia will issue a notice of default for any of these defaults. As a result of these defaults, the Company's debt with Wachovia has been classified as a current liability on its financial statements. On August 20, 2007, as a result of the Investment Purchase Closing and the Private Placement Closing, a $50,000 principal payment was made to Wachovia. As of November 1, 2007, the Company was current with its monthly payments to Wachovia and the outstanding principal balance was $0.6 million.

On August 20, 2007, as part of the Private Placement Closing $0.7 million of a loan owed by the Company to a group of Company management and employees was converted to 7.1 million shares of Company common stock, leaving a de minimis debt balance which was paid in full in October 2007.

During the three months ended September 30, 2007, the Company had net income of $3.9 million and at September 30, 2007 had a working capital deficit position of $2.3 million. At September 30, 2007 the Company had $2.4 million of cash and cash equivalents, $0.1 million in marketable securities and $3.6 million of trade account receivables, net, to fund short-term working capital requirements. PCS is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires that PCS maintain minimum regulatory net capital of $100,000 and, in addition, that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to one. At September 30, 2007 the Company was in compliance with this regulation.

The Company had previously funded working capital commitments through loans from Prime Partners, Inc. As of September 30, 2007, the Company owed Prime Partners, Inc. $1.4 million, reduced by $1.4 million from June 30, 2007 as a result of the Private Placement Closing.

In prior fiscal years, the Company had significant working capital deficiencies. The Company's liquidity improved during fiscal 2007 as evidenced by positive earnings and cash flow from operations. Additionally, the Company's debt was significantly reduced as a result of the Investment Purchase Closing and the Private Placement Closing. The Company anticipates meeting its cash flow requirements throughout fiscal 2008 and 2009 by, among other things, continuing to control operating expenses and, due to the seasonality of the Company's business, at times pursuing short-term financing through outside lenders and by implementing its acquisition strategy to increase earnings and cash flow. In addition the Company increased its working capital by $1.6 million as a result of the Investment Purchase on August 20, 2007.

The Company's net cash used in operating activities was $1.6 million for the three months ended September 30, 2007, compared with net cash used in operating activities of $0.9 million for the three months ended September 30, 2006. The increase in net cash used in operating activities was primarily attributable to increased cash outflows to pay down accounts payable and accrued expenses, including commission payables. The Company also had a higher accounts receivable balance at the end of the period. The first and second quarters of the Company's fiscal year are typically its weakest quarters for generating cash flow from operations and the third quarter of its fiscal year is typically its strongest.

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Net cash provided by investing activities was $31.0 thousand for the three months ended September 30, 2007 compared with net cash used in investing activities of $9.0 thousand for the three months ended September 30, 2006. This increase in cash provided by investing activities was mostly attributable to the collection of employee receivables offset partially by increased capital expenditures.

Net cash provided by financing activities was $2.7 million for the three months ended September 30, 2007 compared with net cash provided by financing activities of $0.1 million for the three months ended September 30, 2006. This increase is due primarily to proceeds from the Investment Purchase and Private Placement on August 20, 2007, offset by the pay off of the Company's debt with Met Life.

CONTRACTUAL OBLIGATION AND COMMERCIAL COMMITMENTS

The table below summarizes the Company's contractual obligations for the five years subsequent to September 30, 2007, and thereafter. The amounts represent the maximum future cash contractual obligations.

Contractual Obligations and Commercial Commitments

                              Payment Due by Period

Contractual Obligations            Total          2008          2009          2010         2011          2012       Thereafter
                                ----------------------------------------------------------------------------------------------
Debt                            $  705,985    $  506,464    $  199,521    $       --    $       --    $       --    $       --

Related Party                    1,503,103     1,503,103            --            --            --            --            --
Operating Leases                 7,322,169     1,545,630     1,800,983     1,340,675     1,096,014       604,656       934,211
Capital Leases                     427,246       181,858       114,420        77,501        26,836        19,362         7,269
                                ----------------------------------------------------------------------------------------------
Total contractual cash
obligations                     $9,958,503    $3,737,055    $2,114,924    $1,418,176    $1,122,850    $  624,018    $  941,480
                                ==============================================================================================

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

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

MARKET FOR COMPANY'S COMMON EQUITY

The shares of the Company's common stock were delisted from The Nasdaq Stock Market in August 2002 and are now traded on what is commonly referred to as the "grey sheets". As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. In addition, the Company is subject to Rule 15c2-11 promulgated by the SEC. If the Company fails to meet criteria set forth in such Rule (for example, by failing to file periodic reports as required by the Exchange Act), various practice requirements are imposed on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have a material adverse effect on the ability of broker-dealers to sell the Company's securities, which may materially affect the ability of shareholders to sell the securities in the secondary market. The delisting could make trading the Company's shares more difficult for investors, potentially leading to further declines in the share price. It would also make it more difficult for the Company to raise additional capital. Due to the delisting, the Company would also incur additional costs under state blue-sky laws if the Company were to sell equity.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Furthermore, the Company, including its wholly owned subsidiary Prime Capital Services, Inc. ("PCS"), has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with PCS. Under the PCS registered representatives contract, each registered representative has indemnified the Company for these claims. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies," the Company has established liabilities for potential losses from such arbitrations and other legal actions, investigations and proceedings. In establishing these liabilities, the Company's management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, management bases judgments on its knowledge of the situations, consultations with legal counsel and the Company's historical experience in resolving similar matters. In many such arbitrations and other legal actions, investigations and proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the Company's estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of such matters, the Company cannot predict with certainty the eventual loss or range of loss related to such matters. If management's judgments prove to be incorrect, the Company's liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. As of September 30, 2007, the Company has accrued approximately $0.3 million for these matters. A majority of these claims are covered by the Company's errors and omissions insurance policy. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification, there can be no assurance that these matters will not have a material adverse impact on its financial position.

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

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Early adoption is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. The Company has adopted SFAS No. 157 effective September 30, 2007.

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Other Significant Accounting Policies

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. These policies require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standard setters appear likely to cause a material change in the Company's accounting policies, outcomes cannot be predicted with confidence. Refer to Note 2 to Consolidated Financial Statements included in the Company's fiscal 2007 10-K/A, which discusses accounting policies that must be selected by management when there are acceptable alternatives.

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

Interest Rate Risk

The Company's obligations under its Wachovia loan agreement bears interest at floating rates and therefore, the Company is impacted by changes in prevailing interest rates. For the three months ended September 30, 2007, had the interest rate fluctuated plus or minus 1.0%, interest expense would have been higher or lower by approximately $7,000.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

The Company has carried out an evaluation under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Principal Financial and Chief Accounting Officer, of the disclosure controls and procedures of the Company as defined in Exchange Act Rule 13(a)-15(e). In designing and evaluating disclosure controls and procedures, the Company and its management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of September 30, 2007, management concludes that the Company's disclosure controls and procedures are effective.

Changes in Internal Controls

During the three months ended September 30, 2007, there were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

The risk factors below include material changes to the description of the risk factors affecting our business as previously disclosed in Item 1A. to Part 1 of our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2007.

Certain private shareholders, including some of our directors and officers, control a substantial interest in us and thus may influence certain actions requiring a vote of our stockholders.

On August 20, 2007, Michael Ryan (our Chief Executive Officer), Carole Enisman (our Executive Vice President of Operations), Ted Finkelstein (our Vice President and General Counsel), Dennis Conroy, Prime Partners, Inc. and Prime Partners II, LLC (holding companies owned in part by Michael Ryan), Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P.I and WebFinancial Corporation entered into a stockholders agreement concerning the voting of their shares of our common stock. As of the date of this prospectus these stockholders collectively own approximately 69.0% of our issued and outstanding shares of common stock. Pursuant to the stockholders agreement, these stockholders will have the ability to influence certain actions requiring a stockholder vote, including, the election of directors. This concentration of ownership and control by these stockholders could delay or prevent a change in our control or other action, even when a change in control or other action might be in the best interests of our other stockholders.

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Our staggered board may entrench management, could prevent or delay a change of control of our company and discourage unsolicited stockholder proposals or bids for our common stock that may be in the best interests of our stockholders.

Our restated certificate of incorporation provides that our board of directors is divided into three classes, serving staggered three-year terms. As a result, at any annual meeting only a minority of our board of directors will be considered for election. Since our "staggered board" would prevent our stockholders from replacing a majority of our board of directors at any annual meeting, it may entrench management, delay or prevent a change in our control and discourage unsolicited stockholder proposals or unsolicited bids for our common stock that may be in the best interests of our stockholders.

Our sale of 80,000,000 shares of common stock in August 2007 significantly diluted the common stock ownership of our stockholders and could adversely affect future prices of our stock.

The significant dilution of the common stock ownership of existing stockholders resulting from our August 2007 private placements could have an adverse effect on the future price of the shares of our common stock and on the future volume of the shares traded.

A Section 382 limitation on the use of our net operating loss carryforwards could have a negative impact on our future tax liability.

Our net operating loss carryforwards of $19.0 million at June 30, 2007 expire generally from 2017 to 2027. As a result of equity transactions we completed in August 2007 we are reviewing whether our ability to utilize our net operating loss carryforwards may be restricted under the Internal Revenue Code. If we are unable to utilize our net operating loss carryforwards, it would increase our tax liability which would have a material adverse effect on our operating results.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See Note 9 to Notes to Consolidated Financial Statements herein for a discussion of the Company's defaults on debt.

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

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

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

3. The stockholders approved the sale of 40.0 million shares of Company common stock to certain investment purchasers, and the sale of an additional 40.0 million shares of Company common stock to certain private placement purchasers. See Note 5 to Notes to Consolidated Financial Statements for a discussion of the stock sales.

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

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

ITEM 6. EXHIBITS

31.1 Rule 13a-14(a) Certification of Chief Executive Officer.

31.2 Rule 13a-14(a) Certification of Principal Financial and Chief Accounting Officer.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Principal Financial and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                              GILMAN + CIOCIA, INC.


Dated: November, 14, 2007                     By: /s/ Michael P. Ryan
                                                  ------------------------------
                                                  Chief Executive Officer


Dated: November 14, 2007                      By: /s/ Karen Fisher
                                                  ------------------------------
                                                  Principal Financial and
                                                  Chief Accounting Officer

--------------------------------------------------------------------------------