Form 10-Q
period 2007-12-31
GILMAN & CIOCIA INC
filed 2008-02-14
CIK 914142

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended December 31, 2007

                                       or

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the transition period from ________

                        Commission File Number 000-22996

                               GILMAN CIOCIA, INC.
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

As of February 1, 2008, 89,719,050 shares of the issuer's common stock, $0.01 par value, were outstanding.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS                                                Page

        Consolidated Balance Sheets as of December 31, 2007
        and June 30, 2007...................................................   3

        Consolidated Statements of Operations for the Three Months and
        Six Months Ended December 31, 2007 and December 31, 2006 ...........   4

        Consolidated Statements of Cash Flows for the Six
        Months Ended December 31, 2007 and December 31, 2006 ...............   5

        Supplemental Disclosures to Consolidated Statements
        of Cash Flows.......................................................   6

        Notes to Consolidated Financial Statements..........................   7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................................  18

Item 3. Quantitative and Qualitative Disclosures About Market Risk..........  32

Item 4. Controls and Procedures ............................................  32

PART II - OTHER INFORMATION

Item 1A.  Risk Factors .....................................................  33

Item 3.  Defaults Upon Senior Securities ...................................  34

Item 6.  Exhibits ..........................................................  35

SIGNATURES..................................................................  36

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                               GILMAN CIOCIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                                    Unaudited        Audited
                                                                                                   December 31,      June 30,
                                                                                                       2007            2007
                                                                                                   --------------------------
Assets

Cash & Cash Equivalents                                                                            $  1,253          $  1,369
Marketable Securities                                                                                    69               160
Trade Accounts Receivable, Net                                                                        3,095             3,243
Receivables from Employees, Net                                                                         590               766
Prepaid Expenses                                                                                        496               655
Other Current Assets                                                                                    232               282
                                                                                                   --------------------------
    Total Current Assets                                                                              5,735             6,475

Property and Equipment (less accumulated depreciation of $6,369
   at December 31, 2007 and $6,128 at June 30, 2007)                                                  1,212             1,118
Goodwill                                                                                              3,917             3,881
Intangible Assets (less accumulated amortization of $5,907 at
   December 31, 2007 and $5,649 at June 30, 2007)                                                     4,645             4,598
Other Assets                                                                                            360               421
                                                                                                   --------------------------
    Total Assets                                                                                   $ 15,869          $ 16,493
                                                                                                   ==========================

Liabilities and Shareholders' Equity/(Deficit)

Accounts Payable and Accrued Expenses                                                              $  6,169          $ 10,691
Current Portion of Notes Payable and Capital Leases                                                     809             6,052
Deferred Income                                                                                          19               234
Due to Related Parties                                                                                1,147             3,635
                                                                                                   --------------------------
    Total Current Liabilities                                                                         8,144            20,612

Long Term Portion of Notes Payable and Capital Leases                                                   274               243
Long Term Portion of Related Party Notes                                                                265                --
                                                                                                   --------------------------
    Total Liabilities                                                                                 8,683            20,855

Shareholders' Equity/(Deficit)

Preferred Stock, $0.001 par value; 100,000 shares authorized; none issued                                --                --
Common Stock, $0.01 par value 500,000,000 shares authorized; 89,799,050 and 9,668,579 shares issued at December 31, 2007 and June 30, 2007,
  respectively                                                                                          898                97
Additional Paid in Capital                                                                           36,109            29,041
Accumulated Deficit                                                                                 (29,821)          (33,500)
                                                                                                   --------------------------
    Total Shareholders' Equity/(Deficit)                                                              7,186            (4,362)
                                                                                                   --------------------------
Total Liabilities & Shareholders' Equity/(Deficit)                                                 $ 15,869          $ 16,493
                                                                                                   ==========================

See Notes to Unaudited Consolidated Financial Statements

--------------------------------------------------------------------------------

                               GILMAN CIOCIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                           For the Three Months Ended        For the Six Months Ended
                                                                  December 31,                      December 31,
                                                               2007            2006             2007            2006
                                                           ----------------------------------------------------------
Revenues
  Financial Planning Services                              $ 11,943          $11,729         $ 23,782         $22,820
  Tax Preparation and Accounting Fees                           414              302              855             710
                                                           ----------------------------------------------------------
      Total Revenues                                         12,357           12,031           24,637          23,530
                                                           ----------------------------------------------------------

Operating Expenses
  Commissions                                                 7,636            8,053           15,221          15,339
  Salaries                                                    2,235            1,891            4,458           3,911
  General & Administrative                                    1,300            1,011            3,006           2,155
  Advertising                                                   320              250              674             600
  Brokerage Fees & Licenses                                     305              270              634             559
  Rent                                                          518              475            1,033             994
  Depreciation & Amortization                                   255              236              500             472
                                                           ----------------------------------------------------------
      Total Operating Expenses                               12,569           12,186           25,526          24,030
                                                           ----------------------------------------------------------

Loss from Operations
  Before Other Income and Expenses                             (212)            (155)            (889)           (500)
                                                           ----------------------------------------------------------
Other Income/(Expense)
  Interest and Investment Income                                 15               14               24              28
  Interest Expense                                              (64)            (223)            (175)           (447)
  Other Income, Net                                              57               66            4,719             618
                                                           ----------------------------------------------------------
      Total Other Income/(Expense)                                8             (143)           4,568             199
                                                           ----------------------------------------------------------
Income/(Loss) from Operations
  Before Income Taxes                                          (204)            (298)           3,679            (301)
                                                           ----------------------------------------------------------
  Income Taxes/(Benefit)                                         --               --               --              --
                                                           ----------------------------------------------------------
      Net Income/(Loss)                                     $  (204)         $  (298)         $ 3,679         $  (301)
                                                           ----------------------------------------------------------

Weighted Average Number of Common
  Shares Outstanding:
  Basic and Diluted Shares                               89,749,594        9,591,624       67,987,923       9,568,531
Basic and Diluted Net
  Income/(Loss) Per Share:
  Net Income/(Loss)                                     $     (0.00)      $    (0.03)     $      0.05      $    (0.03)

See Notes to Unaudited Consolidated Financial Statements

--------------------------------------------------------------------------------

                               GILMAN CIOCIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                                 For the Six Months Ended
                                                                                                       December 31,
                                                                                                  2007               2006
                                                                                           -----------------------------------
Cash Flows from Operating Activities:
Net Income/(Loss):                                                                         $         3,679     $          (301)

Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization                                                                          500                 472
Issuance of common stock for services, interest and other                                               19                  19
Gain on sale of discontinued operations                                                                 --                 (65)
Allowance for doubtful accounts                                                                         85                (197)
Gain on debt extinguishment and other                                                               (4,682)                 --

Changes in assets and liabilities:
Accounts receivable                                                                                    142                  47
Prepaid and other current assets                                                                       167                 480
Change in marketable securities                                                                         91                 102
Other assets                                                                                            52                  19
Accounts payable and accrued expenses                                                               (1,783)               (853)
Deferred income                                                                                       (215)               (689)
                                                                                           -----------------------------------
Net cash used in operating activities:                                                              (1,945)               (966)
                                                                                           -----------------------------------

Cash Flows from Investing Activities:
Capital expenditures                                                                                  (176)                (51)
Cash paid for acquisitions, net of cash acquired and debt incurred                                    (167)                 (3)
Receivables from employees                                                                             145                 (81)
Due from office sales                                                                                    8                 138
Proceeds from the sale of offices                                                                       --                  16
                                                                                           -----------------------------------
Net cash provided by/(used in) investing activities:                                                  (190)                 19
                                                                                           -----------------------------------

Cash Flows from Financing Activities:
Proceeds from bank and other loans                                                                     115                  61
Proceeds from related parties                                                                           --               1,000
Proceeds from capital stock issuance                                                                 5,668                  --
Payments of bank loans and other loans                                                              (3,092)               (700)
Payments to related parties                                                                           (444)                 --
Payments related to offering costs                                                                    (228)                 --
                                                                                           -----------------------------------
Net cash provided by financing activities:                                                           2,019                 361
                                                                                           -----------------------------------

Net change in cash and cash equivalents                                                               (116)               (586)
Cash and cash equivalents at beginning of period                                                     1,369               1,124
                                                                                           -----------------------------------
Cash and cash equivalents at end of period                                                 $         1,253     $           538
                                                                                           ===================================

See Notes to the Unaudited Consolidated Financial Statements and Supplemental Disclosures to Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------

                               GILMAN CIOCIA, INC.
        Supplemental Disclosures to Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)

                                                                           For the Six Months Ended
                                                                                 December 31,
                                                                            2007               2006
                                                                       ----------------------------
Cash Flow Information
Cash payments during the year for:
   Interest                                                            $    338             $  126
   Taxes                                                               $     --             $   --

Supplemental Disclosure of Non-Cash Transactions
Issuance of common stock for services, interest
   and other                                                           $     19             $   19
Payment of debt by issuance of shares                                  $  2,309             $   --
Debt reduction related to assignment of office sale
   promissory notes to related party (1)                                                    $  304
Equipment acquired under capital leases                                $    143             $   14

----------
(1) In December 2006, Gilman Ciocia, Inc. (the "Company") assigned to Prime Partners, Inc. two promissory notes to the Company related to the sale of its Colorado Springs, Colorado and Westport, Connecticut businesses as consideration for the reduction of the $0.3 million against the outstanding principle owed to Prime Partners, Inc.

See Notes to the Unaudited Consolidated Financial Statements

--------------------------------------------------------------------------------

                      GILMAN CIOCIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  ORGANIZATION AND NATURE OF BUSINESS

Description of the Company

Gilman Ciocia, Inc. (together with its wholly owned subsidiaries, the "Company") was founded in 1981 and is incorporated under the laws of the State of Delaware. The Company provides federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets, accounting services to small and midsize companies and financial planning services, including securities brokerage, investment management services, insurance and financing services. As of December 31, 2007, the Company had 27 offices operating in four states (New York, New Jersey, Florida and Pennsylvania).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The Consolidated Balance Sheet as of December 31, 2007, the Consolidated Statements of Operations for the three and six months ended December 31, 2007 and 2006 and the Consolidated Statements of Cash Flows for the six months ended December 31, 2007 and 2006 are unaudited. The Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three and six months ended December 31, 2007 are not necessarily indicative of the results to be expected for any other interim period or any future year. These Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2007.

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

--------------------------------------------------------------------------------

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Furthermore, the Company, including its wholly owned subsidiary Prime Capital Services, Inc. ("PCS"), has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with PCS. In addition, under the PCS registered representatives contract, each registered representative has indemnified the Company for these claims. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies," the Company has established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, the Company's management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, the Company bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the Company's estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, the Company cannot predict with certainty the eventual loss or range of loss related to such matters. If the Company's judgments prove to be incorrect, its liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. As of December 31, 2007, the Company has accrued approximately $0.2 million for these matters. A majority of these claims are covered by the Company's errors and omissions insurance policy. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on its financial position.

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

--------------------------------------------------------------------------------

Net Income/(Loss) Per Share

In accordance with SFAS No. 128, "Earnings Per Share", basic net income/(loss) per share is computed using the weighted average number of common shares outstanding during each period. The computation for the three and six months ended December 31, 2007 and December 31, 2006 did not include outstanding options because to do so would have an anti-dilutive effect for the periods.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and debt, approximated fair value as of December 31, 2007 because of the relatively short-term maturity of these instruments and their market interest rates.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"). This statement replaces FASB Statement No. 141, "Business Combinations" ("SFAS No. 141"). This statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141R's scope is broader than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting--the acquisition method--to all transactions and other events in which one entity obtains control over one or more other businesses, this statement improves the comparability of the information about business combinations provided in financial reports.

SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. That replaces SFAS No. 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

--------------------------------------------------------------------------------

SFAS No. 141R applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management is assessing the impact on the financial statements of the Company once adopted.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). The Company does not have eligible financial assets or financial liabilities for fair value option accounting under SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practices. This statement is effective for financial statements for fiscal years beginning after November 15, 2007. Early adoption is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. The Company has adopted SFAS No. 157 effective September 30, 2007 and has recorded a $0.2 million allowance against its accounts payable balance as of December 31, 2007 representing its fair value assessment of that account. See also Note 7 describing fair value measurements.

4. COMMITMENTS AND CONTINGENCIES

Commitments

In August 2006, PCS renewed its clearing agreement with National Financial Services. This agreement supersedes the agreement entered into by the parties during fiscal 2006, the terms of which called for the Company to record deferred income of $0.6 million. Under the terms of the August 2006 agreement, the deferred income was recognized in other income in August 2006.

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

The Company and PCS are defendants and respondents in lawsuits and Financial Industry Regulatory Authority ("FINRA") arbitrations in the ordinary course of business. On December 31, 2007, there were 16 pending lawsuits and arbitrations, of which 4 are settled and pending payment, and of which 9 were against PCS or its registered representatives. In accordance with SFAS No. 5 "Accounting for Contingencies," the Company has established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, the Company's management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of the losses. In making these decisions, the Company bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the Company's estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, the Company cannot predict with certainty the eventual loss or range of loss related to such matters. If the Company's judgments prove to be incorrect, its liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. Management accrued $0.2 million as a reserve for potential settlements, judgments and awards. PCS has errors & omissions coverage that will cover a portion of such matters. In addition, under the PCS registered representatives contract, each registered representative is responsible for covering costs in connection with these claims. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on its financial position.

5. EQUITY TRANSACTION

On August 20, 2007, the Company closed the sale (the "Investment Purchase Closing") of 40.0 million shares of its common stock, par value $0.01 per share (the "Common Stock"), at a price of $0.10 per share (the "Investment Purchase") for proceeds of $4.0 million pursuant to an Investor Purchase Agreement dated April 25, 2007 (the "Purchase Agreement") with Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P.I and WebFinancial Corporation (the "Investment Purchasers"). The 40.0 million shares of Common Stock were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 under Regulation D, Rule 506 ("Rule 506"). The proceeds from the Investment Purchase Closing were used as follows: $2.4 million was paid to Met Life in full

--------------------------------------------------------------------------------
satisfaction of the approximately $6.8 million, including principal and interest, owed to Met Life by the Company; $50,000 was paid to Wachovia National Association ("Wachovia") as a principal payment, which reduced the Company's loan balance with Wachovia to approximately $0.7 million; $19,208 was paid to Wachovia for a loan fee and legal fees; and the $1.6 million balance was retained by the Company to be used as working capital.

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

At the Private Placement Closing, the Company issued 16.9 million shares of Company Stock for cash proceeds of $1.7 million and 23.1 million shares of Common Stock for the conversion of $2.3 million of Company debt, including 15.4 million shares issued to Prime Partners II, for the conversion of $1.5 million of Company debt. Such shares were issued pursuant to an exemption from the registration requirements under Rule 506. The $1.7 million of cash proceeds from the Private Placement Closing were disbursed as follows: $3,750 for escrow agent fees; and the $1.7 million balance was retained by the Company to be used to retire the debt of affiliates. As of December 31, 2007, the balance due affiliates was $1.5 million.

In connection with the Investment Purchase Closing, the Company entered into a Shareholders Agreement dated August 20, 2007 with the Investment Purchasers, Michael Ryan, Carole Enisman (the Company's Executive Vice President of Operations), Ted Finkelstein (the Company's Vice President and General Counsel), Dennis Conroy (a former employee), and Prime Partners, Inc. and Prime Partners II, holding companies owned in part by Michael Ryan (the "Existing Shareholders").

Pursuant to the terms of the Shareholders Agreement: at the Investment Purchase Closing, the Investment Purchasers were given the right to designate two directors (the "Investor Directors") for election to the Company's Board of Directors (the "Board"); so long as the Existing Shareholders own at least 10.0% of the outstanding shares of Common Stock, the Existing Shareholders have the right to nominate two directors (the "Existing Shareholder Directors") for election to the Board; the Investor Directors and the Existing Shareholder Directors shall jointly nominate three independent directors; the Investment Purchasers and the Existing Shareholders agreed to take such action as may be reasonably required under applicable law to cause the Investment Purchasers' designees and the Existing Shareholders' designees to be elected to the Board; the Company agreed to include each of the Director designees of the Investment Purchasers and the Existing Shareholders on each slate of nominees for election to the Board proposed by the Company, to recommend the election of such designees to the shareholders of the Company, and to use commercially reasonable efforts to cause such designees to be elected to the Board; one of the Investor Directors shall be appointed as a member of the Compensation Committee of the Board and one of the Investor Directors shall have the right to attend all Audit Committee meetings; the consent of one of the Investor Directors is required for certain Company actions above designated thresholds, including the issuance,

--------------------------------------------------------------------------------
redemption or purchase of equity or debt, the issuance of an omnibus stock plan, the creation of any new class of securities, certain affiliate transactions, changes to the Company's certificate of incorporation or bylaws, entering into a merger, reorganization or sale of the Company or acquiring any significant business assets, or material changes to the business line of the Company; the Investment Purchasers agreed to a one year standstill agreement concerning the acquisition of Company assets, Company securities, proxy solicitations, voting trusts or tender offers; the Investment Purchasers were granted a right of first refusal for future securities issued by the Company; and the Company was granted a right of first refusal for sales of Common Stock by the Investment Purchasers and by the Existing Shareholders.

Also in connection with the Investment Purchase Closing, the Company entered into a Registration Rights Agreement dated August 20, 2007 with the Investment Purchasers and the Private Placement Purchasers (the "Holders"). Pursuant to the terms of the Registration Rights Agreement: subject to certain conditions, the Company agreed to file for the Holders a Registration Statement (the "Registration Statement") no later than the later of forty five days after the Investment Purchase Closing or thirty days after the Company has filed its Form 10-K for the fiscal year ending June 30, 2007; if the Company is unable to register all Registrable Securities in the Registration Statement, the Company agreed to certain demand registrations by the Holders; the Company granted to the Holders certain Tag-Along Registration rights; the Holders were given demand registration rights on the happening of certain events; and the Company agreed to delineated registration procedures. The Company has evaluated the accounting for terms of the registration rights, pursuant to FASB Staff Position on the Emerging Issues Tax Force 00-19-2 ("FSP EITF 00-19-2"). The Company recorded $0.1 million as a liability for liquidated damages should the Company fail to file timely a Registration Statement for certain purchasers of the Company's common stock. On October 25, 2007, the Company filed a Registration Statement on Form S-1 with the SEC and reversed the $0.1 million liability recorded for liquidated damages as of December 31, 2007. As of February 14, 2008, the Registration Statement is still being reviewed by the SEC.

As a result of the Investment Purchase Closing and the Private Placement Closing, the Company is reviewing whether its ability to utilize its net operating loss carryovers may be restricted based on Internal Revenue Code
Section 382 "changes in ownership."

6. FAIR VALUE MEASUREMENTS

The Company elected early adoption of SFAS No. 157, beginning July 1, 2007, the first day of its fiscal year 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices.

--------------------------------------------------------------------------------

The following table sets forth the liabilities the Company has elected to fair value under SFAS No. 157 as of December 31, 2007:

                          Fair Value Measurements at December 31, 2007
($ in thousands)             Using Significant Unobservable Inputs
Description                               (Level 3)
----------------------------------------------------------------------
Accounts Payable:
       Beginning Balance                      $1,655
               Allowance                        (232)
                                              ------
          Ending Balance                      $1,423

The Company has significant legacy accounts payable balances that are at least four years old and that it believes will never require a financial payment for a variety of reasons. Accordingly, under SFAS No. 157, the Company has established an estimate of fifteen cents on the dollar on these legacy balances that it would potentially pay out against these balances based on the Company's historical pay out on these legacy balances. The income recorded during the six months ended December 31, 2007 was $0.2 million and is recorded in other income, net on the Company's Consolidated Statement of Operations.

7. ACQUISITIONS

In October and November 2007, the Company entered into two asset purchase agreements to purchase tax preparation and accounting businesses. In each case, the purchase price is equal to a percentage of average annual gross revenue generated from the preparation of tax returns of the clients and from accounting services rendered to clients during a five year period from the closing dates of the acquisitions. The Company paid the sellers at closing down payments of $0.2 million in the aggregate. Commencing on December 31, 2007 and each ninety day period thereafter, the Company will pay the sellers additional installment payments based on a percentage of gross revenue generated during five years less all prior payments. Based on an estimate of these future revenues, the Company has a contingent liability as of December 31, 2007 of $1.2 million, subject to change based on actual future revenues earned.

8. DEBT

As a result of the Investment Purchase Closing and the Private Placement Closing, on August 20, 2007, Met Life was paid $2.4 million in full satisfaction of the approximately $6.8 million, including principal and interest, owed to Met Life. The gain on the settlement of the Met Life debt in the amount of $4.3 million was recorded in other income, net on the Company's Consolidated Statement of Operations as of December 31, 2007. See also Note 5 describing the equity transaction.

As of December 31, 2007 the Company was in default of certain covenants under its term loan/revolving letter of credit financing with Wachovia. The Company entered into a debt forbearance agreement with Wachovia which was last amended on April 1, 2006. The Company does not believe that Wachovia will issue a notice of default for any of these defaults. As a result of these defaults, the Company's debt with Wachovia has been classified as a current liability on its financial statements. On August 20, 2007, as a result of the Investment Purchase Closing and the Private Placement Closing, a $50,000 principal payment was made to Wachovia. As of February 1, 2008, the Company was current with its monthly payments to Wachovia and the outstanding principal balance was $0.4 million.

--------------------------------------------------------------------------------

On August 20, 2007, as part of the Private Placement Closing $0.7 million of a loan owed by the Company to a group of Company management and employees (the "Purchasing Group Loan") was converted to 7.1 million shares of Company common stock, leaving a de minimis debt balance which was paid in full in October 2007.

9. STOCK BASED COMPENSATION

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

Changes in the Company's stock option activity during the six months ended December 31, 2007 were as follows:

                                                                  Weighted
                                                                  Average
                                                Shares         Exercise Price
                                                -----------------------------
           Outstanding, June 30, 2007            788,500              7.11
                Granted                              -                  -
                Exercised                            -                  -
                Expired                          349,000              5.35
                Canceled                             -                  -
                                                -----------------------------
           Outstanding, December 31, 2007        439,500              8.51

           Exercisable December 31, 2007         439,500              8.51

10. EMPLOYMENT AGREEMENT WITH CHIEF EXECUTIVE OFFICER

On August 20, 2007, the Company entered into an employment agreement with Michael Ryan, its President and Chief Executive Officer (the "Employment Agreement"). The Employment Agreement contains the following salient terms: the term is from July 1, 2007 to June 30, 2011; the base salary is $0.4 million per year; a bonus will be awarded to Mr. Ryan ranging from 40.0% of base salary to 100.0% of base salary if actual EBITDA results for a fiscal year exceed at least 85.0% of the EBITDA budgeted for such fiscal year; any commissions paid to Mr. Ryan for personal production will reduce the bonus; a severance payment equal to base salary and bonus (computed at 100.0% of base salary) will be paid to Mr. Ryan for the greater of three years or the ending date of the term if he is terminated as the result of an involuntary change of control, or the greater of one year or the ending date of the term if he is terminated as the result of a voluntary change of control. In addition, Mr. Ryan agreed to a one year covenant not to compete with the Company and a two year covenant not to solicit customers or employees of the Company or registered representatives of the Company's broker-dealer subsidiary.

--------------------------------------------------------------------------------

11. RELATED PARTY TRANSACTIONS

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

James Ciocia, Michael Ryan and Kathryn Travis, all Company directors or officers, personally guaranteed the repayment of the Company's distribution financing agreement with Met Life, which was fully satisfied on August 20, 2007. Mr. Ciocia and Mr. Ryan personally guaranteed the repayment of the Company's loan from Wachovia. Such shareholders received no consideration for such guarantees other than their salaries and other compensation.

On August 16, 2007, Prime Partners, Inc. sold to Prime Partners II, LLC $1.5 million of the total of $2.8 million owed to it by the Company, which included $0.2 million related to the Purchasing Group Loan. On August 20, 2007, as part of the Private Placement Closing, Prime Partners II, LLC converted the $1.5 million of Company debt into 15.4 million shares of Company common stock. As of December 31, 2007, the Company owed Prime Partners, Inc. a total of $1.3 million in principal. A $1.0 million note to Prime Partners, Inc. was due on January 31, 2008, but was extended to June 30, 2008. On December 26, 2007, the Company entered into a promissory note in the amount of $0.3 million with Prime Partners, Inc. for related party debt which was previously included in accrued expenses. The note pays interest at the rate of 10.0% per annum. The note is payable over 31 months and the first payment of approximately eleven thousand was due in January 2008. Michael Ryan is a director, an officer and a significant shareholder of Prime Partners, Inc. Prime Partners II, LLC is a limited liability company. Michael Ryan is a significant member and a manager of Prime Partners II, LLC.

As of December 31, 2007, Prime Partners, Inc. owed $0.5 million to a trust, of which Ted Finkelstein, the Company's Vice President and General Counsel is the trustee, which was due on January 31, 2008, but was extended to June 30, 2008. As security for the loan, Prime Partners, Inc. gave the trust a security interest in the notes that the Company owes to Prime Partners, Inc.

On August 20, 2007, as part of the Private Placement Closing $0.7 million of the Purchasing Group Loan was converted to 7.1 million shares of Company common stock, leaving a de minimis debt balance which was paid in full in October 2007.

On August 20, 2007, $30,000 of a note owed to Ted Finkelstein, the Company's Vice President and General Counsel, including accrued interest, was converted to
0.3 million shares of Company common stock.

On August 20, 2007, $0.2 million of debt owed to James Ciocia, a Director of the Company, was converted to 2.3 million shares of Company common stock.

On December 26, 2007, the Company entered into promissory notes with James Ciocia and Kathryn Travis for $59,350 and $50,000, respectively, to convert previously recorded related party debt which was included in accrued expenses. The notes pay interest at the rate of 10.0% per annum. Commencing January 2008, the Company will pay 31 installments of approximately $4,000 each month for these notes.

--------------------------------------------------------------------------------

12.  ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

(in thousands)                                       December 31,    June 30,
                                                         2007          2007
                                                     ------------------------

Accounts payable                                      $ 1,423       $ 2,349
Commission payable                                      3,403         3,871
Accrued compensation                                      281           228
Accrued bonus                                             190           238
Accrued related party compensation and bonus              178           270
Accrued related party other(1)                              -           250
Accrued vacation                                           67           165
Accrued settlement fees                                   113           293
Accrued audit fees & tax fees                             112           155
Accrued interest                                           17         2,403
Accrued other                                             194           469
Accrued acquisitions short term                           191             -
                                                     ------------------------
    Total Accounts Payable and Accrued Expenses       $ 6,169       $10,691
                                                     ========================

----------
(1) $100,000 of related party other was converted to shares of Company common stock as part of the Private Placement Closing on August 20, 2007. The remaining balance of $150,000 was converted to related party notes payable amortizable over 31 months.

13. SUBSEQUENT EVENTS

In January 2008, the Company entered into two asset purchase agreements to purchase tax preparation and accounting businesses. In each case, the purchase price is equal to a percentage of gross revenue generated from the preparation of tax returns of the clients and from accounting services rendered to clients during a one to two year period. In addition, the Company paid the sellers at closing down payments of $0.1 million in the aggregate. Commencing on March 31, 2008 and each ninety day period thereafter, the Company will pay the sellers additional installment payments based on a percentage of gross revenue generated during periods from one to two years after the closing dates less all prior payments received. Based on an estimate of these future revenues, the Company will have a contingent liability of $0.8 million, subject to change based on actual future revenues earned.

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such statements, including statements regarding the Company's expectations about its ability to raise capital and the timing of the availability of proceeds from its registered stock offering, its strategy to achieve its corporate objectives, including its strategy to pursue growth through acquisitions, the dependence of profitability on the Company's two channels leveraging off each other, to increase revenues through its registered representative recruiting program and expand its brand awareness and business presence, its liquidity and ability and proposed means of meeting its cash requirements, the impact of new accounting pronouncements, the outcome of litigation, arbitration and regulatory investigations, its expectations regarding relationships with lenders, its expectations regarding legacy accounts payables, and others, are based upon current information, expectations, estimates and projections regarding the Company, the industries and markets in which the Company operates, and management's assumptions and beliefs relating thereto. Words such as "will," "plan," "expect," "remain," "intend," "estimate," "approximate," and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by federal, state and local authorities and their impact on the lines of business in which the Company and its subsidiaries are involved; unforeseen compliance costs; changes in economic, political or regulatory environments; changes in competition and the effects of such changes; the inability to implement the Company's strategies; changes in management and management strategies; the Company's inability to successfully design, create, modify and operate its computer systems and networks; the ability of certain significant shareholders to influence shareholder actions, limitations on our ability to use net operating loss carryforwards, litigation and investigations involving the Company; and risks described in Item 1A."Risk Factors" of this quarterly report on Form 10-Q and in the Company's Annual Report on Form 10-K/A for the fiscal year ended 2007. Readers should take these factors into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The reader should, however, consult further disclosures the Company may make in future filings of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Where appropriate, prior years financial statements reflect reclassifications to conform to the current year presentation.

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto set forth in Item 1. "Financial Statements".

OVERVIEW

The Company provides federal, state and local income tax return preparation for individuals predominantly in middle and upper income brackets and accounting services to small and midsize companies and financial planning services, including securities brokerage, investment management services, insurance and

--------------------------------------------------------------------------------
financing services. Clients often consider other aspects of their financial needs such as investments, insurance, pension and estate planning, while having their tax returns prepared by the Company. The Company believes that its tax return preparation and accounting services are inextricably intertwined with its financial planning activities. Neither channel would operate as profitably by itself, and the two channels leverage off each other, improving profitability and client retention. The financial planners who provide such services are employees of the Company and/or independent contractors of the Company's Prime Capital Services, Inc. ("PCS") subsidiary. The Company and PCS earn a share of commissions (depending on what service is provided) from the services that the financial planners provide to the clients in transactions for securities, insurance and related products. The Company also earns substantial revenue from asset management services provided through Asset & Financial Planning, Ltd. ("AFP"), a wholly owned subsidiary. The Company also earns revenues from commissions for acting as an insurance agent and as a broker for financing services. PCS also earns revenues ("PCS Marketing") from its strategic marketing relationships with certain product sponsors which enables PCS to efficiently utilize its training, marketing and sales support resources.

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

The Company also provides financial planning services through approximately 54 independently owned and operated offices in twelve states. The Company benefits from economies of scale associated with the aggregate production of both Company offices and independently owned offices. The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K can be obtained, free of charge, on the Company's web site at www.gilcio.com.

For the quarter ended December 31, 2007, approximately 3.0% of the Company's revenues were earned from tax preparation and accounting services and 97.0% were earned from all financial planning and related services of which approximately 72.0% were earned from brokerage commissions, 22.0% from asset management, 4.0% from insurance, 1.0% from PCS Marketing, and 1.0% from financing services.

The Company has a highly seasonal business. The first and second quarters of the Company's fiscal year are typically its weakest quarters and the third quarter of its fiscal year is typically its strongest.

During the three months ended December 31, 2007, the Company had a net loss of $0.2 million compared to a net loss of $0.3 million during the three months ended December 31, 2006. This decrease in net loss is mostly attributable to increased financial planning and tax preparation and accounting services and decreased interest expense related to the extinguishment of debt, partially offset by increased operating expenses.

--------------------------------------------------------------------------------

On August 20, 2007, the Company closed the sale (the "Investment Purchase Closing") of 40.0 million shares of its common stock, par value $0.01 per share (the "Common Stock"), at a price of $0.10 per share (the "Investment Purchase") for proceeds of $4.0 million pursuant to an Investor Purchase Agreement dated April 25, 2007 (the "Purchase Agreement") with Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P.I and WebFinancial Corporation (the "Investment Purchasers"). The 40.0 million shares of Common Stock were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 under Regulation D, Rule 506 ("Rule 506"). The proceeds from the Investment Purchase Closing were used as follows: $2.4 million was paid to Met Life Insurance Company of Connecticut ("Met Life"), formerly known as the Travelers Insurance Company, in full satisfaction of the approximately $6.8 million, including principal and interest, owed to Met Life by the Company; $50,000 was paid to Wachovia Bank, National Association ("Wachovia") as a principal payment, which reduced the Company's loan balance with Wachovia to approximately $0.7 million; $19,208 was paid to Wachovia for a loan fee and legal fees; and the $1.6 million balance was retained by the Company to be used as working capital.

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

At the Private Placement Closing, the Company issued 16.9 million shares of Company Stock for cash proceeds of $1.7 million and 23.1 million shares of Common Stock for the conversion of $2.3 million of Company debt, including 15.4 million shares issued to Prime Partners II, for the conversion of $1.5 million of Company debt. Such shares were issued pursuant to an exemption from the registration requirements under Rule 506. The $1.7 million of cash proceeds from the Private Placement Closing were disbursed as follows: $3,750 for escrow agent fees; and the $1.7 million balance was retained by the Company to be used to retire the debt of affiliates.

At December 31, 2007 the Company had a working capital deficit of $2.4 million, $1.3 million of cash and cash equivalents and $3.1 million of trade accounts receivables, net, to fund short-term working capital requirements.

In prior fiscal years, the Company had significant working capital deficiencies. The Company's liquidity improved during fiscal 2007 as evidenced by positive earnings and cash flow from operations. Additionally, the Company's debt was significantly reduced as a result of the Investment Purchase Closing and the Private Placement Closing. The Company anticipates meeting its cash flow requirements throughout fiscal 2008 and 2009 by, among other things, continuing to control operating expenses and, due to the seasonality of the Company's business, at times pursuing financing through outside lenders, and by implementing its acquisition strategy to increase earnings and cash flow. In addition the Company increased its working capital by $1.6 million as a result of the Investment Purchase on August 20, 2007. On December 21, 2007, the Company filed a Form S-1 Registration Statement with the SEC seeking approval of a $2.0 million aggregate, 20,000,000 share, par value $0.01, common stock offering at $0.10 per share (the "Stock Offering"). The Investment Purchasers and the Private Placement Purchasers cannot participate in the Stock Offering. The

--------------------------------------------------------------------------------

Registration Statement is still being reviewed by the SEC. Although the Company cannot predict the outcome of the Stock Offering, the Company anticipates the net proceeds received to be available during the fourth quarter of its fiscal year.

The Company continues to redefine its product mix by putting a greater emphasis on the sale of financial products that generate recurring income. The Company is attempting to increase revenue by, among other things, implementing its recently established representative recruiting program. The financial impact of new recruits could take several months for revenue on new accounts to become recognizable. If this program is not successful in generating additional revenue, the result will be continued downward pressure on total revenues in future quarters until the Company starts to more significantly benefit from the effect of the greater sale of products that generate recurring income. The Company expects that it will continue to control overall operating expenses, while increasing spending on marketing efforts to build brand awareness and attract new clients. The Company cannot predict whether its marketing efforts will have the desired effects.

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2006

The following table presents revenue by product line and brokerage revenue by product type:

(in thousands)                                                      For the Three Months Ended
                                                                          December 31
Consolidated Revenue Detail                                                                 % Change
                                                                2007             2006         07-06
                                                             ---------------------------------------
Revenue by Product Line
Brokerage Commissions                                        $ 8,595           $ 8,712         -1.3%
Insurance Commissions                                            501               259         93.4%
Advisory Fees                                                  2,613             2,454          6.5%
Tax Preparation and Accounting Fees                              414               301         37.5%
Lending Services                                                 117               136        -14.0%
Marketing Revenue                                                117               169        -30.8%
                                                             ---------------------------------------
    Total Revenue                                            $12,357           $12,031          2.7%
                                                             ---------------------------------------

Brokerage Commissions by Product Type
Mutual Funds                                                 $ 1,193           $ 1,461        -18.3%
Equities, Bonds & UIT                                            350               342          2.3%
Annuities                                                      4,689             4,765         -1.6%
Trails                                                         2,082             1,739         19.7%
All other products                                               281               405        -30.6%
                                                             ---------------------------------------
    Brokerage Commissions                                    $ 8,595           $ 8,712         -1.3%
                                                             =======================================

The Company's total revenues for the three months ended December 31, 2007 were $12.4 million compared to $12.0 million for the three months ended December 31, 2006, an increase of $0.3 million or 2.7%. The Company's total revenues for the three months ended December 31, 2007 consisted of $11.9 million for financial planning services and $0.4 million for tax preparation and accounting services. Financial planning services represented approximately 97.0% and tax preparation and accounting services represented approximately 3.0% of the Company's total revenues during the three months ended December 31, 2007. The Company's total revenues for the three months ended December 31, 2006 consisted of $11.7 million for financial planning services and $0.3 million for tax preparation and accounting services. Financial planning services represented approximately 97.0% and tax preparation fees represented approximately 3.0% of the Company's total revenues during the three months ended December 31, 2006.

For the three months ended December 31, 2007, financial planning revenue was $11.9 million compared to $11.7 million for the same period last year. This increase is mostly attributable to increases in commissions paid to PCS as the broker dealer each year a client's money remains in a mutual fund or in a variable annuity account, as compensation for services rendered to the client ("Trails"), insurance commissions and advisory fees, partially offset by decreased mutual funds.

Tax preparation and accounting services revenue was $0.4 million for the three months ended December 31, 2007 compared to $0.3 million for the same period last year. This increase in tax preparation and accounting services revenue is attributable to the additional revenue generated from five tax preparation and accounting businesses that the Company acquired in January and February 2007.

--------------------------------------------------------------------------------

For the three months ended December 31, 2007, revenues from recurring revenue sources (advisory and trails) increased to $4.7 million, up $0.5 million from $4.2 million for the three months ended December 31, 2006, representing a 12.0% increase in recurring revenue. The increase in recurring revenues is mostly attributable to higher assets under management and assets under custody at September 30, 2007, at which point fees are determined and revenue is recognized during the three months ended December 31, 2007, compared with the same period last year.

As indicated in the following table, as of December 31, 2007, assets under AFP management decreased $44.6 million, to $636.3 million, from $680.9 million as of September 30, 2007. This decrease is attributable to market fluctuations offset by net increases in assets under management. As of December 31, 2007, total Company assets under custody were $4.7 billion, down $312.5 million from September 30, 2007.

The following table presents the market values of assets under AFP management:

(in thousands)                                                      Total Assets
                                                                        Under
Market Value as of               Annuities          Brokerage        Management
                                 -----------------------------------------------

                 12/31/2007      $351,341           $284,952           $636,293
                  9/30/2007      $396,987           $283,915           $680,902
                  6/30/2007      $354,659           $274,943           $629,602

The following table presents the market values of total Company assets under custody:

(in thousands)                       Total Company
                                     Assets Under
Market Value as of                      Custody
----------------------------         -------------

                 12/31/2007            $4,670,672
                  9/30/2007            $4,983,177
                  6/30/2007            $4,961,358

The Company's total operating expenses for the three months ended December 31, 2007 were $12.6 million, up $0.4 million or 3.1%, compared to $12.2 million for the three months ended December 31, 2006. The increase is primarily due to increases in all operating expense categories except commissions, which declined.

Commission expense was $7.6 million for the three months ended December 31, 2007, compared with $8.2 million for the same period last year. Commission expense as a percentage of revenue was 64.0% and 70.0% for the three months ended December 31, 2007 and December 31, 2006, respectively. This decrease as a percentage of revenue is attributable to increased revenue generated through the Company's employee channel where commission pay out rates are lower than on the independent channel compared with the same period last year where the independent channel generated a greater percentage of revenue.

--------------------------------------------------------------------------------

Salaries increased by $0.3 million, or 18.2% in the three months ended December 31, 2007 compared with the same period last year. This increase is mostly attributable to increased staff at the Company's headquarters related to the Company's marketing efforts and compliance needs as well as increases in branch office staff to support increases in production.

General and administrative expenses increased $0.3 million or 28.6% in the three months ended December 31, 2007 compared with the same period last year. This increase is primarily attributable to an increase in bad debt expense of $0.1 million resulting from an increase in the allowance related to certain receivables compared with the same period last year where the Company recorded a reduction of the allowance resulting from the increased collections on two office sale notes and the reversal of the established allowance related to certain gross receivables transferred to Prime Partners, Inc. at face value to reduce the outstanding principle owed to Prime Partners, Inc. Additionally, $0.2 million of the increase is mostly related to increased professional fees, increased office equipment rental expense due to the expiration of office equipment leases that were renewed with new equipment resulting in higher office equipment rental expense, and higher travel related costs.

Advertising increased $0.1 million for the three months ended December 31, 2007 compared with the same period last year. This increase is mostly due to increased marketing efforts related to media advertisement.

Brokerage fees and licenses increased $35.9 thousand for the three months ended December 31, 2007 compared with the same period last year. This increase is mostly due to the increase in financial planning revenue.

Rent increased $44.1 thousand for the three months ended December 31, 2007 compared with the same period last year. This increase is mostly due to annual rent increases, new offices related to acquisitions and the relocation of existing offices to more prominent office locations, offset partially by the consolidation of office locations.

Depreciation and amortization expense increased $19.0 thousand for the three months ended December 31, 2007 compared with the same period last year. This increase is attributable to increased capital expenditures, offset partially by assets reaching their full depreciable lives.

The Company's loss before other income and expense increased $58.3 thousand for the three months ended December 31, 2007 compared to the three months ended December 31, 2006. This decline was primarily attributable to increased operating expenses partially offset by increased financial planning revenue.

Total other income/(expense) for the three months ended December 31, 2007 was income of $8,298 compared to expense of $0.1 million for the three months ended December 31, 2006. This increase in other income/(expense) was primarily due to reduced interest expense related to the extinguishment of debt owed to Met Life and the conversion of a portion of related party debt to the Company's common stock resulting from the Investment Purchase and the Private Placement closings on August 20, 2007.

The Company's net loss for the three months ended December 31, 2007 was $0.2 million, or $(0.00) per diluted share, compared with a net loss of $0.3 million, or ($0.03) per diluted share for the three months ended December 31, 2006. This decrease in net loss is mostly attributable to increased financial planning and tax preparation and accounting services revenue, reduced interest expense related to the extinguishment of Company debt owed to Met Life and related parties, partially offset by increased operating expenses.

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 2007 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2006

The following table presents revenue by product line and brokerage revenue by product type:

(in thousands)                                                     For the Six Months Ended
                                                                         December 31
Consolidated Revenue Detail                                                              % Change
                                                              2007            2006         07-06
                                                           --------------------------------------
Revenue by Product Line
Brokerage Commissions                                      $17,128          $16,393          4.5%
Insurance Commissions                                          844              597         41.4%
Advisory Fees                                                5,164            4,966          4.0%
Tax Preparation and Accounting Fees                            855              710         20.4%
Lending Services                                               168              313        -46.3%
Marketing Revenue                                              478              551        -13.2%
                                                           --------------------------------------
    Total Revenue                                          $24,637          $23,530          4.7%
                                                           --------------------------------------

Brokerage Commissions by Product Type
Mutual Funds                                               $ 2,258          $ 2,236          1.0%
Equities, Bonds & UIT                                          658              594         10.8%
Annuities                                                    9,424            9,277          1.6%
Trails                                                       4,188            3,581         17.0%
All other products                                             600              705        -14.9%
                                                           --------------------------------------
    Brokerage Commissions                                  $17,128          $16,393          4.5%
                                                           ======================================

The Company's total revenues for the six months ended December 31, 2007 were $24.6 million compared to $23.5 million for the six months ended December 31, 2006, an increase of $1.1 million or 4.7%. The Company's total revenues for the six months ended December 31, 2007 consisted of $23.8 million for financial planning services and $0.9 million for tax preparation and accounting services. Financial planning services represented approximately 97.0% and tax preparation and accounting services represented approximately 3.0% of the Company's total revenues during the six months ended December 31, 2007. The Company's total revenues for the six months ended December 31, 2006 consisted of $22.8 million for financial planning services and $0.7 million for tax preparation and accounting services. Financial planning services represented approximately 97.0% and tax preparation fees represented approximately 3.0% of the Company's total revenues during the six months ended December 31, 2006.

For the six months ended December 31, 2007, financial planning revenue was $23.8 million compared to $22.8 million for the same period last year. This increase is mostly attributable to increases in trails, insurance and advisory fees. The Company's continued efforts to diversify its revenue to more recurring revenue streams are reflected in the increase of advisory fees and trails of $0.8 million for the six months ended December 31, 2007 over the same period last year.

Tax preparation and accounting services revenue increased $0.1 million for the six months ended December 31, 2007 compared with the same period last year. This increase in tax preparation and accounting services revenue is attributable to the additional revenue generated from five tax preparation and accounting businesses that the Company acquired in January and February 2007.

--------------------------------------------------------------------------------

For the six months ended December 31, 2007, revenues from recurring revenue sources (advisory and trails) increased to $9.4 million, up $0.8 million from $8.5 million for the six months ended December 31, 2006, representing a 9.4% increase in recurring revenue. The increase in recurring revenues is mostly attributable to higher assets under management and assets under custody at June 30, 2007 and September 30, 2007, at which point fees are determined and revenue is recognized during the six months ended December 31, 2007, compared to the same period last year.

The Company's total operating expenses for the six months ended December 31, 2007 were $25.5 million, up $1.5 million or 6.2%, compared to $24.0 million for the six months ended December 31, 2006. This increase is primarily due to increases in all expense categories except commission expense, which declined.

Commission expense was $15.2 million for the six months ended December 31, 2007, compared with $15.3 million for the same period last year. Commission expense as a percentage of revenue was 65.0% and 69.0% for the six months ended December 31, 2007 and December 31, 2006, respectively. This decrease as a percentage of revenue is attributable to increased revenue generated through the Company's employee channel where commission pay out rates are lower than on the independent channel compared with the same period last year where the independent channel generated a greater percentage of revenue.

Salaries increased by $0.5 million, or 14.0% in the six months ended December 31, 2007 compared with the same period last year. This increase is mostly attributable to increased staff at the Company's headquarters related to the Company's marketing efforts and compliance needs as well as increases in branch office staff to support increases in production.

General and administrative expenses increased $0.9 million or 39.5% in the six months ended December 31, 2007 compared with the same period last year. This increase is primarily attributable to an increase in bad debt expense of $0.3 million resulting from an increase in the allowance related to certain receivables compared with the same period last year where the Company recorded a reduction of the allowance resulting from the increased collections on two office sale notes. Additionally, $0.6 million of the increase is mostly related to increased professional fees, increased office equipment rental expense due to the expiration of office equipment leases that were renewed with new equipment resulting in higher office equipment rental expense, and higher costs associated with professional development and training.

Advertising increased $0.1 million for the six months ended December 31, 2007 compared with the same period last year. This increase is mostly due to increased marketing efforts related to media advertisement.

Brokerage fees and licenses increased $0.1 million for the six months ended December 31, 2007 compared with the same period last year. This increase is due to the increase in financial planning revenue.

Rent increased $39.8 thousand for the six months ended December 31, 2007 compared with the same period last year. This increase is mostly due to annual rent increases, new offices related to acquisitions and the relocation of existing offices to more prominent office locations, offset partially by the consolidation of office locations.

--------------------------------------------------------------------------------

Depreciation and amortization expense increased $27.2 thousand for the six months ended December 31, 2007 compared with the same period last year. This increase is attributable to increased capital expenditures, offset partially by assets reaching their full depreciable lives.

The Company's loss before other income and expense for the six months ended December 31, 2007 was $0.9 million compared to a loss of $0.5 million for the same period last year. This increase in loss was primarily attributable to increased operating expenses partially offset by increased financial planning revenue.

Total other income/(expense) for the six months ended December 31, 2007 was $4.6 million compared to $0.2 million for the six months ended December 31, 2006. The increase in other income was primarily due to the gain from the extinguishment of debt owed to Met Life resulting from the Investment Purchase and the Private Placement closings on August 20, 2007 and from the adoption of Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS No. 157").

The Company's net income for the six months ended December 31, 2007 was $3.7 million, or $0.05 per diluted share, compared with a net loss of $0.3 million, or ($0.03) per diluted share for the six months ended December 31, 2006. This increase is mostly attributable to the extinguishment of Company debt owed to Met Life, the adoption of SFAS No. 157 and increased financial planning revenue, partially offset by increased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At the Investment Purchase Closing on August 20, 2007, the Company sold 40.0 million shares of Company common stock to certain investment purchasers and at the Private Placement Closing on such date the Company sold an additional 40.0 million shares of Company common stock to certain private placement purchasers. From a portion of the proceeds of the Investment Purchase Closing and the Private Placement Closing, on August 20, 2007, Met Life was paid $2.4 million in full satisfaction of the approximately $6.8 million, including principal and interest, owed to Met Life. See Note 5 to Notes to Consolidated Financial Statements for a discussion of the stock sales.

As of December 31, 2007, the Company was in default of certain covenants under its term loan/revolving letter of credit financing with Wachovia. The Company's debt forbearance agreement with Wachovia was last amended on April 1, 2006. The Company does not believe that Wachovia will issue a notice of default for any of these defaults. As a result of these defaults, the Company's debt with Wachovia has been classified as a current liability on its financial statements. On August 20, 2007, as a result of the Investment Purchase Closing and the Private Placement Closing, a $50,000 principal payment was made to Wachovia. As of February 1, 2008, the Company was current with its monthly payments to Wachovia and the outstanding principal balance was $0.4 million.

On August 20, 2007, as part of the Private Placement Closing $0.7 million of a loan owed by the Company to a group of Company management and employees was converted to 7.1 million shares of Company common stock, leaving a de minimis debt balance which was paid in full in October 2007.

--------------------------------------------------------------------------------

During the six months ended December 31, 2007, the Company had net income of $3.7 million and at December 31, 2007 had a working capital deficit of $2.4 million. At December 31, 2007 the Company had $1.3 million of cash and cash equivalents, $0.1 million in marketable securities and $3.1 million of trade account receivables, net, to fund short-term working capital requirements. PCS is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires that PCS maintain minimum regulatory net capital of $100,000 and, in addition, that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to one. At December 31, 2007 the Company was in compliance with this regulation.

The Company had previously funded working capital commitments through loans from Prime Partners, Inc. As of December 31, 2007, the Company owed Prime Partners, Inc. a total of $1.3 million in principal. A $1.0 million note to Prime Partners, Inc. was due on January 31, 2008, but was extended to June 30, 2008. On December 26, 2007, the Company entered into a promissory note in the amount of $0.3 million with Prime Partners, Inc. to pay previously recorded related party debt which was included in accrued expenses. The note pays interest at the rate of 10.0% per annum and is payable over 31 months with the first payment of approximately eleven thousand dollars paid in January 2008.

In prior fiscal years, the Company had significant working capital deficiencies. The Company's liquidity improved during fiscal 2007 as evidenced by positive earnings and cash flow from operations. Additionally, the Company's debt was significantly reduced as a result of the Investment Purchase Closing and the Private Placement Closing. The Company anticipates meeting its cash flow requirements throughout fiscal 2008 and 2009 by, among other things, continuing to control operating expenses and, due to the seasonality of the Company's business, at times pursuing financing through outside lenders, and by implementing its acquisition strategy to increase earnings and cash flow. In addition the Company increased its working capital by $1.6 million as a result of the Investment Purchase on August 20, 2007. On December 21, 2007, the Company filed a Form S-1 Registration Statement with the SEC seeking approval of a $2.0 million aggregate, 20,000,000 share, par value $0.01, common stock offering at $0.10 per share (the "Stock Offering"). The Investment Purchasers and the Private Placement Purchasers cannot participate in the Stock Offering. The Registration Statement is still being reviewed by the SEC. Although the Company cannot predict the outcome of the Stock Offering, the Company anticipates the net proceeds received to be available during the fourth quarter of its fiscal year.

The Company's net cash used in operating activities was $1.9 million for the six months ended December 31, 2007, compared with net cash used in operating activities of $1.0 million for the six months ended December 31, 2006. The increase in net cash used in operating activities was primarily attributable to increased cash outflows to pay down accounts payable and accrued expenses, including commission payables. The first and second quarters of the Company's fiscal year are typically its weakest quarters for generating cash flow from operations and the third quarter of its fiscal year is typically its strongest.

Net cash used in investing activities was $0.2 million for the six months ended December 31, 2007 compared with net cash provided by investing activities of $19.0 thousand for the six months ended December 31, 2006. This increase in cash used in investing activities was mostly attributable to cash paid for acquisitions and capital expenditures, partially offset by the collection of employee receivables.

--------------------------------------------------------------------------------

Net cash provided by financing activities was $2.0 million for the six months ended December 31, 2007 compared with net cash provided by financing activities of $0.4 million for the six months ended December 31, 2006. This increase is due primarily to proceeds from the Investment Purchase and Private Placement on August 20, 2007, offset by the pay off of the Company's debt with Met Life.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The table below summarizes the Company's contractual obligations for the five years subsequent to December 31, 2007, and thereafter. The amounts represent the maximum future cash contractual obligations.

Contractual Obligations and Commercial Commitments

                              Payment Due by Period

Contractual Obligations               Total           2008          2009           2010        2011          2012      Thereafter
                            -----------------------------------------------------------------------------------------------------
Debt                              $    602,164    $   402,643   $   199,521     $       --  $       --    $      --    $       --
Related Party                        1,412,551      1,071,790       154,762        170,968      15,031           --            --
Operating Leases                     6,904,139      1,054,768     1,862,174      1,352,316   1,096,014      604,656       934,211
Acquisition Contingent
    Liability                        1,237,616        123,762       247,523        247,523     247,523      247,523       123,762
Capital Leases                         481,301        130,235       154,234        125,405      44,796       19,362         7,269
                            -----------------------------------------------------------------------------------------------------
Total contractual cash
obligations                       $ 10,637,771    $ 2,783,198   $ 2,618,214     $1,896,212  $1,403,364    $ 871,541   $ 1,065,242
                            =====================================================================================================

Note: This Contractual Obligations schedule reflects the contractual payment terms of the debt maturities, of which $0.2 million related to the Wachovia debt has been reclassified to current liabilities in the balance sheet since such debt is in technical default.

The contractual obligations and commercial commitments schedule includes contingent payments related to several asset purchase agreements entered into by the Company, which include contingent consideration based upon gross revenue generated in future periods. The contingent payments are due in quarterly installments between one and five years.

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

MARKET FOR COMPANY'S COMMON EQUITY

The shares of the Company's common stock were delisted from The Nasdaq Stock Market in 2002 and are currently traded on what is commonly referred to as the "grey sheets". As a result, an investor may find it difficult to dispose of or obtain accurate quotations as to the market value of the common stock. In addition, the Company is subject to Rule 15c2-11 promulgated by the SEC. If the Company fails to meet criteria set forth in such Rule (for example, by failing to file periodic reports as required by the Exchange Act), various practice requirements are imposed on broker-dealers who sell securities governed by the

--------------------------------------------------------------------------------

Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have a material adverse effect on the ability of broker-dealers to sell the Company's securities, which may materially affect the ability of shareholders to sell the securities in the secondary market. Not being listed on a national securities exchange may make trading the Company's shares difficult for investors, potentially leading to declines in the share price. It may also make it more difficult for the Company to raise additional capital. The Company would also incur additional costs under state blue-sky laws if the Company were to sell equity.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Furthermore, the Company, including its wholly owned subsidiary Prime Capital Services, Inc. ("PCS"), has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with PCS. In addition, under the PCS registered representatives contract, each registered representative has indemnified the Company for these claims. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies," the Company has established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, the Company's management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, the Company bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the Company's estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, the Company cannot predict with certainty the eventual loss or range of loss related to such matters. If the Company's judgments prove to be incorrect, its liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. As of December 31, 2007, the Company has accrued approximately $0.2 million for these matters. A majority of these claims are covered by the Company's errors and omissions insurance policy. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on its financial position.

Impairment of Intangible Assets

Impairment of intangible assets results in a charge to operations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be

--------------------------------------------------------------------------------
impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The measurement of the future net cash flows to be generated is subject to management's reasonable expectations with respect to the Company's future operations and future economic conditions which may affect those cash flows. The Company tests goodwill for impairment annually or more frequently whenever events occur or circumstances change, which would more likely than not reduce the fair value of a reporting unit below its carrying amount. The measurement of fair value, in lieu of a public market for such assets or a willing unrelated buyer, relies on management's reasonable estimate of what a willing buyer would pay for such assets. Management's estimate is based on its knowledge of the industry, what similar assets have been valued at in sales transactions and current market conditions.

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

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Early adoption is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. The Company adopted SFAS No. 157 effective September 30, 2007.

Other Significant Accounting Policies

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. These policies require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standard setters appear likely to cause a material change in the Company's accounting policies, outcomes cannot be predicted with confidence. Refer to Note 2 to Consolidated Financial

--------------------------------------------------------------------------------

Statements included in the Company's fiscal 2007 Form 10-K/A, which discusses accounting policies that must be selected by management when there are acceptable alternatives.

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

Interest Rate Risk

The Company's obligations under its Wachovia loan agreement bears interest at floating rates and therefore, the Company is impacted by changes in prevailing interest rates. For the six months ended December 31, 2007, had the interest rate fluctuated plus or minus 1.0%, interest expense would have been higher or lower by approximately $6,600.

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

The Company has carried out an evaluation under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Principal Financial and Chief Accounting Officer, of the disclosure controls and procedures of the Company as defined in Exchange Act Rule 13(a)-15(e). In designing and evaluating disclosure controls and procedures, the Company and its management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of December 31, 2007, management concludes that the Company's disclosure controls and procedures are effective.

--------------------------------------------------------------------------------

Changes in Internal Controls

During the three months ended December 31, 2007, there were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

The risk factors below include material changes to the description of the risk factors affecting our business as previously disclosed in Item 1A. to Part 1 of our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2007.

Certain private shareholders, including some of our directors and officers, control a substantial interest in us and thus may influence certain actions requiring a vote of our shareholders.

On August 20, 2007, Michael Ryan (our Chief Executive Officer), Carole Enisman (our Executive Vice President of Operations), Ted Finkelstein (our Vice President and General Counsel), Dennis Conroy (a former employee), Prime Partners, Inc. and Prime Partners II, LLC (holding companies owned in part by Michael Ryan), Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P.I and WebFinancial Corporation entered into a shareholders agreement concerning the voting of their shares of our common stock. These shareholders collectively own approximately 69.0% of our issued and outstanding shares of common stock. Pursuant to the shareholders agreement, these shareholders will have the ability to influence certain actions requiring a shareholder vote, including, the election of directors. This concentration of ownership and control by these shareholders could delay or prevent a change in our control or other action, even when a change in control or other action might be in the best interests of our other shareholders.

Our staggered board may entrench management, could prevent or delay a change of control of our Company and discourage unsolicited shareholder proposals or bids for our common stock that may be in the best interests of our shareholders.

Our restated certificate of incorporation provides that our board of directors is divided into three classes, serving staggered three-year terms. As a result, at any annual meeting only a minority of our board of directors will be considered for election. Since our "staggered board" would prevent our shareholders from replacing a majority of our board of directors at any annual meeting, it may entrench management, delay or prevent a change in our control and discourage unsolicited shareholder proposals or unsolicited bids for our common stock that may be in the best interests of our shareholders.

Our sale of 80,000,000 shares of common stock in August 2007 significantly diluted the common stock ownership of our shareholders and could adversely affect future prices of our stock.

--------------------------------------------------------------------------------

The significant dilution of the common stock ownership of existing shareholders resulting from our August 2007 private placements could have an adverse effect on the future price of the shares of our common stock and on the future volume of the shares traded.

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

--------------------------------------------------------------------------------

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

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

                               GILMAN CIOCIA, INC.

Dated:  February 14, 2008           By: /s/ Michael P. Ryan
                                       -----------------------------
                                       Chief Executive Officer

Dated:  February 14, 2008           By: /s/ Karen Fisher
                                       -----------------------------
                                       Principal Financial and Chief
                                       Accounting Officer

--------------------------------------------------------------------------------