Form 10-Q
period 2008-03-31
GILMAN CIOCIA, INC.
filed 2008-05-15
CIK 914142

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

                  For the quarterly period ended March 31, 2008

                                       or

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

As of May 1, 2008, 89,719,050 shares of the issuer's common stock, $0.01 par value, were outstanding.


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS                                                Page

  Consolidated Balance Sheets as of March 31, 2008 and June 30, 2007...........3

  Consolidated Statements of Operations for the Three Months and Nine Months
  Ended March 31, 2008 and March 31, 2007 .....................................4

  Consolidated Statements of Cash Flows for the Nine
  Months Ended March 31, 2008 and March 31, 2007 ..............................5

  Supplemental Disclosures to Consolidated Statements of Cash Flows............6

  Notes to Consolidated Financial Statements...................................7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................19

Item 3. Quantitative and Qualitative Disclosures About Market Risk............34

Item 4. Controls and Procedures ..............................................34

PART II - OTHER INFORMATION

Item 1A.  Risk Factors .......................................................35

Item 3.  Defaults Upon Senior Securities .....................................37

Item 4.  Submission of Matters to a Vote of Securityholders...................37

Item 6.  Exhibits ..................................................... ......38

SIGNATURES....................................................................39


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                               GILMAN CIOCIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                Unaudited       Audited
                                                                                March 31,       June 30,
                                                                                  2008            2007
                                                                                ------------------------
Assets

Cash & Cash Equivalents                                                         $  1,002       $  1,369
Marketable Securities                                                                 61            160
Trade Accounts Receivable, Net                                                     3,479          3,243
Receivables from Employees, Net                                                      629            766
Prepaid Expenses                                                                     512            655
Other Current Assets                                                                 346            282
                                                                                ------------------------
      Total Current Assets                                                         6,029          6,475

Property and Equipment (less accumulated depreciation of $6,493
   at March 31, 2008 and $6,128 at June 30, 2007)                                  1,319          1,118
Goodwill                                                                           3,936          3,881
Intangible Assets (less accumulated amortization of $6,063 at
   March 31, 2008 and $5,649 at June 30, 2007)                                     4,776          4,598
Other Assets                                                                         523            421
                                                                                ------------------------
      Total Assets                                                              $ 16,583       $ 16,493
                                                                                ------------------------

Liabilities and Shareholders' Equity/(Deficit)

Accounts Payable                                                                $  1,794       $  2,349
Accrued Expenses                                                                   1,576          4,471
Commission Payable                                                                 3,254          3,871
Current Portion of Notes Payable and Capital Leases                                  652          6,052
Deferred Income                                                                      133            234
Due to Related Parties                                                             1,151          3,635
                                                                                ------------------------
      Total Current Liabilities                                                    8,560         20,612

Long Term Portion of Notes Payable and Capital Leases                                344            243
Long Term Portion of Related Party Notes                                             226             --
                                                                                ------------------------
      Total Liabilities                                                            9,130         20,855

Shareholders' Equity/(Deficit)

Preferred Stock, $0.001 par value; 100,000 shares authorized; none issued             --             --
Common Stock, $0.01 par value 500,000,000 shares authorized; 89,856,742 and 9,668,579 shares issued at March 31, 2008 and June 30, 2007,
  respectively                                                                       899             97
Additional Paid in Capital                                                        36,115         29,041
Accumulated Deficit                                                              (29,561)       (33,500)
                                                                                ------------------------
      Total Shareholders' Equity/(Deficit)                                         7,453         (4,362)
                                                                                ------------------------
Total Liabilities and Shareholders' Equity/(Deficit)                            $ 16,583       $ 16,493
                                                                                ========================

   See Notes to Unaudited Consolidated Financial Statements


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                               GILMAN CIOCIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                        For the Three Months Ended March 31,     For the Nine Months Ended March 31,
                                                              2008             2007                   2008             2007
                                                        ----------------------------------------------------------------------------
Revenues
   Financial Planning Services                            $     10,061     $     12,270           $     33,843     $     35,090
   Tax Preparation and Accounting Fees                           3,776            3,024                  4,631            3,734
                                                          ---------------------------------------------------------------------
        Total Revenues                                          13,837           15,294                 38,474           38,824
                                                          ---------------------------------------------------------------------

Operating Expenses
   Commissions                                                   7,255            8,533                 22,475           23,872
   Salaries and benefits                                         2,738            2,416                  7,195            6,330
   General & Administrative                                      1,511            1,434                  4,517            3,586
   Advertising                                                   1,012              688                  1,687            1,287
   Brokerage Fees & Licenses                                       368              298                  1,002              857
   Rent                                                            548              505                  1,582            1,499
   Depreciation & Amortization                                     280              226                    780              699
                                                          ---------------------------------------------------------------------
        Total Operating Expenses                                13,712           14,100                 39,238           38,130
                                                          ---------------------------------------------------------------------

Income/(Loss) from Operations
   Before Other Income and Expenses                                125            1,194                   (764)             694
                                                          ---------------------------------------------------------------------
Other Income/(Expense)
   Interest and Investment Income                                    4                6                     28               34
   Interest Expense                                               (112)            (215)                  (287)            (662)
   Other Income, Net                                               243                1                  4,962              619
                                                          ---------------------------------------------------------------------
        Total Other Income/(Expense)                               135             (208)                 4,703               (9)
                                                          ---------------------------------------------------------------------
Income from Operations
   Before Income Taxes                                             260              986                  3,939              685
                                                          ---------------------------------------------------------------------
   Income Taxes                                                     --               --                     --               --
                                                          ---------------------------------------------------------------------
        Net Income                                        $        260     $        986           $      3,939     $        685
                                                          ---------------------------------------------------------------------

Weighted Average Number of Common
   Shares Outstanding:
   Basic and Diluted Shares                                 89,799,684        9,639,625             75,205,633        9,591,883
Basic and Diluted Net
   Income Per Share:
   Net Income                                             $       0.00     $       0.10           $       0.05     $       0.07

   See Notes to Unaudited Consolidated Financial Statements


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                               GILMAN CIOCIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                        For the Nine Months Ended March 31,
                                                                             2008              2007
                                                                        -----------------------------------
Cash Flows from Operating Activities:
Net Income:                                                                $ 3,939           $   685

Adjustments to reconcile net income to net cash used in
   operating activities:
Depreciation and amortization                                                  780               699
Issuance of common stock for services, interest and other                       27                23
Gain on sale of discontinued operations                                         --               (65)
Allowance for doubtful accounts                                                133              (289)
Gain on debt extinguishment and other                                       (4,699)               --

Changes in assets and liabilities:
Accounts receivable                                                           (305)             (419)
Prepaid and other current assets                                                21              (106)
Change in marketable securities                                                 99               198
Other assets                                                                    91                16
Accounts payable and accrued expenses                                       (1,411)             (352)
Deferred income                                                               (101)             (525)
                                                                           -------------------------
Net cash used in operating activities:                                      (1,426)             (135)
                                                                           -------------------------

Cash Flows from Investing Activities:
Capital expenditures                                                          (230)             (203)
Cash paid for acquisitions, net of cash acquired and debt incurred            (402)             (208)
Receivables from employees                                                     152              (253)
Due from office sales                                                         (195)              196
Proceeds from the sale of offices                                               --                16
                                                                           -------------------------
Net cash used in investing activities:                                        (675)             (452)
                                                                           -------------------------

Cash Flows from Financing Activities:
Proceeds from bank and other loans                                             299               593
Proceeds from related parties                                                   --             1,664
Proceeds from capital stock issuance                                         5,668                --
Payments of bank loans and other loans                                      (3,526)           (1,115)
Payments to related parties                                                   (480)             (664)
Payments related to offering costs                                            (227)               --
                                                                           -------------------------
Net cash provided by financing activities:                                   1,734               478
                                                                           -------------------------

Net change in cash and cash equivalents                                       (367)             (109)
Cash and cash equivalents at beginning of period                             1,369             1,124
                                                                           -------------------------
Cash and cash equivalents at end of period                                 $ 1,002           $ 1,015
                                                                           =========================

See Notes to the Unaudited Consolidated Financial Statements and Supplemental Disclosures to Consolidated Statements of Cash Flows


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                               GILMAN CIOCIA, INC.
        Supplemental Disclosures to Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)

                                                            For the Nine Months Ended March 31,
                                                                  2008              2007
                                                            -----------------------------------
Cash Flow Information
Cash payments during the year for:
   Interest                                                     $   411           $   178
   Taxes                                                        $    --           $    --

Supplemental Disclosure of Non-Cash Transactions
Issuance of common stock for services, interest
   and other                                                    $    27           $    23
Payment of debt by issuance of shares                           $ 2,309           $    --
Debt reduction related to assignment of office sale
   promissory notes to related party (1)                        $    --           $   304
Equipment acquired under capital leases                         $   304           $    75
Cancellation of treasury shares                                 $    --           $  (451)
Fair value recognition on legacy accounts payable               $  (384)          $    --

(1) In December 2006, Gilman Ciocia, Inc. (the "Company") assigned to Prime Partners, Inc. two promissory notes to the Company related to the sale of its Colorado Springs, Colorado and Westport, Connecticut businesses as consideration for the reduction of the $0.3 million against the outstanding principal owed to Prime Partners, Inc.

See Notes to the Unaudited Consolidated Financial Statements


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                      GILMAN CIOCIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

Description of the Company

Gilman Ciocia, Inc. (together with its wholly owned subsidiaries, the "Company") was founded in 1981 and is incorporated under the laws of the State of Delaware. The Company changed its name from Gilman + Ciocia, Inc, to Gilman Ciocia, Inc. on January 28, 2008. The Company provides federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets, accounting services to small and midsize companies and financial planning services, including securities brokerage, investment management services, insurance and financing services. As of March 31, 2008, the Company had 26 offices operating in four states (New York, New Jersey, Florida and Pennsylvania). The Company also provides financial planning services through approximately 55 independently owned and operated offices in twelve states.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The Consolidated Balance Sheet as of March 31, 2008, the Consolidated Statements of Operations for the three and nine months ended March 31, 2008 and 2007 and the Consolidated Statements of Cash Flows for the nine months ended March 31, 2008 and 2007 are unaudited. The Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three and nine months ended March 31, 2008 are not necessarily indicative of the results to be expected for any other interim period or any future year. These Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2007.

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


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Furthermore, the Company, including its wholly owned subsidiary Prime Capital Services, Inc. ("PCS"), has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with PCS. In addition, under the PCS registered representatives contract, each registered representative has indemnified the Company for these claims. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies," the Company has established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, the Company's management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, the Company bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the Company's estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, the Company cannot predict with certainty the eventual loss or range of loss related to such matters. If the Company's judgments prove to be incorrect, its liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. As of March 31, 2008, the Company has accrued approximately $0.1 million for these matters. A majority of these claims are covered by the Company's errors and omissions insurance policy. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on its financial position.

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

Net Income/(Loss) Per Share

In accordance with SFAS No. 128, "Earnings Per Share", basic net income/(loss) per share is computed using the weighted average number of common shares outstanding during each period. The computation for the three and nine months ended March 31, 2008 and March 31, 2007 did not include outstanding options because to do so would have an anti-dilutive effect for the periods.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and debt, approximated fair value as of March 31, 2008 because of the relatively short-term maturity of these instruments and their market interest rates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of trade receivables. The majority of the Company's trade receivables are commissions earned from providing financial planning services that include securities brokerage services, insurance and financing services. As a result of the diversity of services, markets and the wide variety of customers, the Company does not consider itself to have any significant concentration of credit risk.

Segment Disclosure

Management believes the Company operates as one segment.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2008, the Financial Accounting Standards Board (the "FASB") issued FASB Staff Position ("FSP") FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). This position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance contained in this FSP for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. The Company is currently assessing the effects of FSP FAS 142-3 and has not yet determined its impact on the Company's consolidated financial statements.


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"). This statement replaces FASB Statement No. 141, "Business Combinations" ("SFAS No. 141"). This statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141R's scope is broader than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting--the acquisition method--to all transactions and other events in which one entity obtains control over one or more other businesses, this statement improves the comparability of the information about business combinations provided in financial reports.

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

SFAS No. 141R applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, or (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management is assessing the impact on the financial statements of the Company once adopted.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). The Company does not have eligible financial assets or financial liabilities for fair value option accounting under SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. The Company has adopted SFAS No. 157 effective September 30, 2007 and has recorded a $0.2 million allowance against its accounts payable balance as of March 31, 2008 representing its fair value assessment of that account. See also Note 6 describing fair value measurements.


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to the Company hence are not expected to have any impact once adopted.

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

Litigation

On February 4, 2004, the Company was served with a Summons and a Shareholder's Class Action and Derivative Complaint in the Court of Chancery of the State of Delaware (the "Court of Chancery") alleging that the Company, its board of directors and its management, breached their fiduciary duty of loyalty in connection with the sale of certain of the Company's offices. On February 5, 2008, a written Settlement Agreement was executed settling the lawsuit, subject to approval by the Court of Chancery. A mediation has been scheduled for June 17, 2008 to attempt to settle the claim of plaintiff's attorneys for legal fees. The Company does not believe that the final settlement of this lawsuit will have a material adverse impact on its financial position.

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

The Company and PCS are defendants and respondents in lawsuits and Financial Industry Regulatory Authority ("FINRA") arbitrations in the ordinary course of business. On March 31, 2008, there were 13 pending lawsuits and arbitrations, of which 3 are settled and pending payment, and of which 6 were against PCS or its registered representatives. In accordance with SFAS No. 5 "Accounting for Contingencies," the Company has established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, the Company's management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of the losses. In making these decisions, the Company bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the Company's estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, the Company cannot predict with certainty the eventual loss or range of loss related to such matters. If the Company's judgments prove to be incorrect, its liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. At March 31, 2008 management accrued $0.1


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

million as a reserve for potential settlements, judgments and awards. PCS has errors & omissions coverage that will cover a portion of such matters. In addition, under the PCS registered representatives contract, each registered representative is responsible for covering costs in connection with these claims. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on its financial position.

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

At the Private Placement Closing, the Company issued 16.9 million shares of Company Stock for cash proceeds of $1.7 million and 23.1 million shares of Common Stock for the conversion of $2.3 million of Company debt, including 15.4 million shares issued to Prime Partners II, for the conversion of $1.5 million of Company debt. Such shares were issued pursuant to an exemption from the registration requirements under Rule 506. The $1.7 million of cash proceeds from the Private Placement Closing were disbursed as follows: $3,750 for escrow agent fees; and the $1.7 million balance was retained by the Company to be used to retire the debt of affiliates. As of March 31, 2008, the balance due affiliates was $1.4 million.

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


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Pursuant to the terms of the Shareholders Agreement: at the Investment Purchase Closing, the Investment Purchasers were given the right to designate two directors (the "Investor Directors") for election to the Company's Board of Directors (the "Board"); so long as the Existing Shareholders own at least 10.0% of the outstanding shares of Common Stock, the Existing Shareholders have the right to nominate two directors (the "Existing Shareholder Directors") for election to the Board; the Investor Directors and the Existing Shareholder Directors shall jointly nominate three independent directors; the Investment Purchasers and the Existing Shareholders agreed to take such action as may be reasonably required under applicable law to cause the Investment Purchasers' designees and the Existing Shareholders' designees to be elected to the Board; the Company agreed to include each of the Director designees of the Investment Purchasers and the Existing Shareholders on each slate of nominees for election to the Board proposed by the Company, to recommend the election of such designees to the shareholders of the Company, and to use commercially reasonable efforts to cause such designees to be elected to the Board; one of the Investor Directors shall be appointed as a member of the Compensation Committee of the Board and one of the Investor Directors shall have the right to attend all Audit Committee meetings; the consent of one of the Investor Directors is required for certain Company actions above designated thresholds, including the issuance, redemption or purchase of equity or debt, the implementation of an omnibus stock plan, the creation of any new class of securities, certain affiliate transactions, changes to the Company's certificate of incorporation or bylaws, entering into a merger, reorganization or sale of the Company or acquiring any significant business assets, or material changes to the business line of the Company; the Investment Purchasers agreed to a one year standstill agreement concerning the acquisition of Company assets, Company securities, proxy solicitations, voting trusts or tender offers; the Investment Purchasers were granted a right of first refusal for future securities issued by the Company; and the Company was granted a right of first refusal for sales of Common Stock by the Investment Purchasers and by the Existing Shareholders.

Also in connection with the Investment Purchase Closing, the Company entered into a Registration Rights Agreement dated August 20, 2007 with the Investment Purchasers and the Private Placement Purchasers (the "Holders"). Pursuant to the terms of the Registration Rights Agreement: subject to certain conditions, the Company agreed to file for the Holders a Registration Statement (the "Registration Statement") no later than the later of forty-five days after the Investment Purchase Closing or thirty days after the Company has filed its Form 10-K for the fiscal year ending June 30, 2007; if the Company is unable to register all Registrable Securities in the Registration Statement, the Company agreed to certain demand registrations by the Holders; the Company granted to the Holders certain Tag-Along Registration rights; the Holders were given demand registration rights on the happening of certain events; and the Company agreed to delineated registration procedures. The Company has evaluated the accounting for terms of the registration rights, pursuant to FASB Staff Position on the Emerging Issues Tax Force 00-19-2 ("FSP EITF 00-19-2"). The Company recorded $0.1 million as a liability for liquidated damages should the Company fail to file timely a Registration Statement for certain purchasers of the Company's common stock. On October 25, 2007, the Company filed a Registration Statement on Form S-1 with the SEC and reversed the $0.1 million liability recorded for liquidated damages as of December 31, 2007. The Registration Statement was declared effective by the SEC on March 17, 2008.

As a result of the Investment Purchase Closing and the Private Placement Closing, the Company is reviewing whether its ability to utilize its net operating loss carryovers may be restricted based on Internal Revenue Code
Section 382 "changes in ownership."


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

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

The following table sets forth the liabilities the Company has elected to fair value under SFAS No. 157 as of March 31, 2008:

                           Fair Value Measurements at March 31, 2008
($ in thousands)             Using Significant Unobservable Inputs
Description                               (Level 3)
--------------------------------------------------------------------
Accounts Payable:
    Beginning Balance                      $2,003
            Allowance                        (209)
                                           ------
       Ending Balance                      $1,794

The Company has significant legacy accounts payable balances that are at least four years old and that it believes will never require a financial payment for a variety of reasons. Accordingly, under SFAS No. 157, the Company has established an estimate of fifteen cents on the dollar on these legacy balances that it would potentially pay out against these balances based on the Company's historical pay out on these legacy balances. The income recorded during the nine months ended March 31, 2008 was $0.2 million and is recorded in other income, net on the Company's Consolidated Statement of Operations.

7. ACQUISITIONS

In January 2008, the Company entered into two asset purchase agreements to purchase tax preparation and accounting businesses. In each case, the purchase price is equal to a percentage of revenue generated from the preparation of tax returns of the clients and from accounting services rendered to clients during a one to two year period. In addition, the Company paid the sellers at closing down payments of $0.1 million in the aggregate. Commencing on March 31, 2008 and each ninety day period thereafter, the Company will pay the sellers additional installment payments based on a percentage of gross revenue generated during periods from one to two years after the closing dates less all prior payments received. Based on an estimate of these future revenues, the Company has a contingent liability of $1.0 million, subject to change based on actual future revenues earned.


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

In October and November 2007, the Company entered into two asset purchase agreements to purchase tax preparation and accounting businesses. In each case, the purchase price was equal to a percentage of average annual gross revenue generated from the preparation of tax returns of the clients and from accounting services rendered to clients during a five year period from the closing dates of the acquisitions. The Company paid the sellers at closing down payments of $0.2 million in the aggregate. Commencing on December 31, 2007 and each ninety day period thereafter, the Company will pay the sellers additional installment payments based on a percentage of gross revenue generated during five years less all prior payments. Based on an estimate of these future revenues, the Company has a contingent liability as of March 31, 2008 of $1.2 million, subject to change based on actual future revenues earned.

8. DEBT

As a result of the Investment Purchase Closing and the Private Placement Closing, on August 20, 2007, Met Life was paid $2.4 million in full satisfaction of the approximately $6.8 million, including principal and interest, owed to Met Life. The gain on the settlement of the Met Life debt in the amount of $4.3 million was recorded in other income, net on the Company's Consolidated Statement of Operations as of March 31, 2008. See also Note 5 describing the equity transaction.

As of March 31, 2008 the Company was in default of certain covenants under its term loan/revolving letter of credit financing with Wachovia. The Company entered into a debt forbearance agreement with Wachovia which was last amended on April 1, 2006. The Company does not believe that Wachovia will issue a notice of default for any of these defaults. As a result of these defaults, the Company's debt with Wachovia has been classified as a current liability on its financial statements. On August 20, 2007, as a result of the Investment Purchase Closing and the Private Placement Closing, a $50,000 principal payment was made to Wachovia. Due to the Company's recent cash flow requirements, on April 7, 2008, Wachovia agreed to waive its principal payments for the months of April, May and June of 2008 and to extend the due date of the loan with the Company from October 2008 to January 2009. The Company will continue to make its monthly interest payments. As of May 1, 2008, the Company's outstanding principal balance was $0.3 million.

On August 20, 2007, as part of the Private Placement Closing, $0.7 million of a loan owed by the Company to a group of Company management and employees (the "Purchasing Group Loan") was converted to 7.1 million shares of Company common stock, leaving a de minimis debt balance which was paid in full in October 2007.

9. STOCK BASED COMPENSATION

On July 1, 2005 (the first day of its 2006 fiscal year), the Company adopted SFAS No. 123-R Share-Based Payment ("SFAS No. 123-R") using a modified prospective application, as permitted under SFAS No. 123-R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense using a fair-value-based measurement method for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Pursuant to the provisions of SFAS No. 123-R, the Company has adopted the policy to recognize compensation expense on a straight-line attribution method.


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Changes in the Company's stock option activity during the nine months ended March 31, 2008 were as follows:

                                                              Weighted Average
                                                   Shares      Exercise Price
                                                  ----------------------------
     Outstanding, June 30, 2007                   788,500           7.11
           Granted                                     --             --
           Exercised                                   --             --
           Expired                                519,000           5.62
           Canceled                                    --             --
                                                  ----------------------
     Outstanding, March 31, 2008                  269,500           9.98

     Exercisable March 31, 2008                   269,500           9.98

The range of exercise prices for the outstanding options at March 31, 2008 is between $0.33 and $13.75.

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


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

On August 16, 2007, Prime Partners, Inc. sold to Prime Partners II, LLC $1.5 million of the total of $2.8 million owed to it by the Company, which included $0.2 million related to the Purchasing Group Loan. On August 20, 2007, as part of the Private Placement Closing, Prime Partners II, LLC converted the $1.5 million of Company debt into 15.4 million shares of Company common stock. As of March 31, 2008, the Company owed Prime Partners, Inc. a total of $1.3 million in principal. A $1.0 million note to Prime Partners, Inc. was due on January 31, 2008, but was extended to June 30, 2008. On December 26, 2007, the Company entered into a promissory note in the amount of $0.3 million with Prime Partners, Inc. for related party debt which was previously included in accrued expenses. The note pays interest at the rate of 10.0% per annum. The note is payable over 31 months and the first payment of approximately $11,000 was paid in January 2008. Michael Ryan is a director, an officer and a significant shareholder of Prime Partners, Inc. Prime Partners II, LLC is a limited liability company. Michael Ryan is a significant member and a manager of Prime Partners II, LLC.

As of March 31, 2008, Prime Partners, Inc. owed $0.5 million to a trust, of which Ted Finkelstein, the Company's Vice President and General Counsel, is the trustee, which was due on January 31, 2008, but was extended to June 30, 2008. As security for the loan, Prime Partners, Inc. gave the trust a security interest in the notes that the Company owes to Prime Partners, Inc.

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

On December 26, 2007, the Company entered into promissory notes with James Ciocia and Kathryn Travis for $59,350 and $50,000, respectively, to convert previously recorded related party debt which was included in accrued expenses. The notes pay interest at the rate of 10.0% per annum. Commencing January 2008, the Company will pay 31 installments of approximately $4,000 each month for both of these notes. At March 31, 2008 the balance due to James Ciocia and Kathryn Travis is $54,250 and $45,704, respectively.


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

12.  ACCRUED EXPENSES

Accrued expenses consist of the following:

(in thousands)                                          March 31,       June 30,
                                                          2008            2007
                                                        ------------------------

Accrued compensation                                        529             228
Accrued bonus                                                25             238
Accrued related party compensation and bonus                160             270
Accrued related party other(1)                                -             250
Accrued vacation                                            118             165
Accrued settlement fees                                      67             293
Accrued audit fees & tax fees                               151             155
Accrued interest                                             15           2,403
Accrued other                                               232             469
Accrued acquisitions short term                             279              --
                                                         ----------------------
    Total Accounts Payable and Accrued Expenses          $1,576          $4,471
                                                         ======================

(1) $100,000 of related party other was converted to shares of Company common stock as part of the Private Placement Closing on August 20, 2007. The remaining balance of $150,000 was converted to related party notes payable amortizable over 31 months.

13. SUBSEQUENT EVENTS

On April 23, 2008, FINRA cleared the request of vFinance Investments, Inc. for a quotation on the OTC Bulletin Board for Gilman Ciocia, Inc. common stock pursuant to NASD Rule 6640 and Rule 15c2-11 under the Securities Exchange Act of 1934. The Company is now trading under the symbol GTAX.

On April 14, 2008, the SEC declared effective the Company's registration statement, pursuant to a prospectus filed with the SEC on April 14, 2008 for a public stock offering. Pursuant to this offering, the Company is distributing, for no consideration to its holders of common stock, non-transferable subscription rights to purchase shares of its common stock. Each eligible shareholder will receive one (1) subscription right for each share of common stock owned at the close of business on April 14, 2008, the record date. The Company is distributing subscription rights exercisable for up to an aggregate of 20,000,000 shares of its common stock.

Each subscription right will entitle an eligible shareholder to purchase up to four (4) shares of the Company's common stock, subject to adjustment, at a subscription price of $0.10 per share. This is the same price at which the Company sold in two private placements of a total of 80,000,000 shares of its common stock to certain investors and certain officers, directors and employees of the Company in August 2007 (the "2007 Investors"). Shareholders who exercise their basic subscription rights in full may over-subscribe for additional shares to the extent additional shares are available. The subscription rights will expire if they are not exercised by 5:00 p.m., Eastern Time, on or before June 20, 2008, unless extended. The 2007 Investors did not receive any subscription rights. After the expiration of the subscription rights, the 2007 Investors may purchase at the $0.10 per share subscription price any shares that remain unsold in the offering.


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such statements, including statements regarding the Company's expectations about its ability to raise capital and the timing of the availability of proceeds from its registered stock offering, its strategy to achieve its corporate objectives, including its strategy to pursue growth through acquisitions, the dependence of profitability on the Company's two channels leveraging off each other, to increase revenues through its registered representative recruiting program and expand its brand awareness and business presence, its liquidity and ability and proposed means of meeting its cash requirements, the impact of new accounting pronouncements, the outcome of litigation, arbitration and regulatory investigations, its expectations regarding relationships with lenders, its expectations regarding the timing of the receipt of proceeds from its stock offering, its expectations regarding legacy accounts payables, and others, are based upon current information, expectations, estimates and projections regarding the Company, the industries and markets in which the Company operates, and management's assumptions and beliefs relating thereto. Words such as "will," "plan," "expect," "remain," "intend," "estimate," "approximate," and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecasted in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by federal, state and local authorities and their impact on the lines of business in which the Company and its subsidiaries are involved; unforeseen compliance costs; changes in economic, political or regulatory environments; changes in competition and the effects of such changes; the inability to implement the Company's strategies; changes in management and management strategies; the Company's inability to successfully design, create, modify and operate its computer systems and networks; the ability of certain significant shareholders to influence shareholder actions, limitations on our ability to use net operating loss carryforwards, litigation and investigations involving the Company; and risks described in Item 1A."Risk Factors" of this quarterly report on Form 10-Q and in the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2007. Readers should take these factors into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The reader should, however, consult further disclosures the Company may make in future filings of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Where appropriate, prior years financial statements reflect reclassifications to conform to the current year presentation.

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto set forth in Item 1. "Financial Statements".

OVERVIEW

The Company provides federal, state and local income tax return preparation for individuals predominantly in middle and upper income brackets and accounting


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

services to small and midsize companies and financial planning services, including securities brokerage, investment management services, insurance and financing services. Clients often consider other aspects of their financial needs such as investments, insurance, pension and estate planning, while having their tax returns prepared by the Company. The Company believes that its tax return preparation and accounting services are inextricably intertwined with its financial planning activities. Neither channel would operate as profitably by itself, and the two channels leverage off each other, improving profitability and client retention. The financial planners who provide such services are employees of the Company or independent contractors of the Company and registered representatives of Prime Capital Services, Inc. ("PCS"), a wholly owned subsidiary of the Company. PCS conducts a securities brokerage business providing regulatory oversight and products and sales support to its registered representatives, who sell investment products and provide services to their client. PCS earns a share of commissions from the services that the financial planners provide to their clients in transactions for securities, insurance and related products. PCS is a registered securities broker-dealer with the SEC and a member of the FINRA. The Company also has a wholly owned subsidiary, Asset & Financial Planning, Ltd. ("AFP"), which is registered with the SEC as an investment advisor. Almost all of the Company financial planners are also authorized agents of insurance underwriters. The Company has the capability of processing insurance business through PCS and Prime Financial Services, Inc. ("PFS"), a wholly owned subsidiary, which are licensed insurance brokers, as well as through other licensed insurance brokers. The Company is a licensed mortgage broker in the states of New York and Pennsylvania. GC Capital Corporation, a wholly owned subsidiary of the Company is a licensed mortgage broker in the State of Florida. The Company derived only approximately 1.0% of its revenue in fiscal 2007 from financing services. PCS also earns revenues ("PCS Marketing") from its strategic marketing relationships with certain product sponsors which enables PCS to efficiently utilize its training, marketing and sales support resources.

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

The Company also provides financial planning services through approximately 55 independently owned and operated offices in twelve states. The Company benefits from economies of scale associated with the aggregate production of both Company offices and independently owned offices. The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K can be obtained, free of charge, on the Company's web site at www.gtax.com.

For the quarter ended March 31, 2008, approximately 27.0% of the Company's revenues were earned from tax preparation and accounting services and 73.0% were earned from all financial planning and related services of which approximately 70.0% were earned from brokerage commissions, 25.0% from asset management, 3.0% from insurance and 2.0% from PCS Marketing.

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


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

During the three months ended March 31, 2008, the Company had net income of $0.3 million compared to net income of $1.0 million during the three months ended March 31, 2007. This decrease in net income is mostly attributable to decreased financial planning revenue, partially offset by decreased operating expenses and increased tax preparation and accounting services and other income.

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

At March 31, 2008 the Company had a working capital deficit of $2.5 million, $1.0 million of cash and cash equivalents, $0.1 million in marketable securities and $3.5 million of trade accounts receivables, net, to fund short-term working capital requirements.


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

In prior fiscal years, the Company had significantly higher working capital deficiencies. On August 20, 2007 the Company's debt was significantly reduced as a result of the Investment Purchase Closing and the Private Placement Closing. The Company anticipates meeting its cash flow requirements throughout fiscal 2008 and 2009 by, among other things, reducing operating expenses and, due to the seasonality of the Company's business, at times pursuing financing through outside lenders, and by implementing its acquisition strategy to increase earnings and cash flow. In addition the Company increased its working capital by $1.6 million as a result of the Investment Purchase on August 20, 2007.

The Company is offering a $2.0 million aggregate, 20,000,000 share, public sale of its common stock at $0.10 per share (the "Stock Offering"). See Note 13 to Notes to Consolidated Financial Statements for a discussion of the Stock Offering. Although the Company cannot predict the outcome of the Stock Offering, the Company anticipates the net proceeds received to be available during the fourth quarter of its current fiscal year, and the first quarter of fiscal 2009.

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

The Company believes that the significant turmoil in the financial markets during the first calendar quarter of 2008, and related erosion of investor confidence, will negatively impact its operating results for 2008. To help mitigate the negative impact on the Company's operating results, the Company has implemented cost cutting strategies in the fourth quarter of its fiscal year ending June 30, 2008, including staff reductions. The Company remains committed, however, to investing in the continuing development of its network of financial representatives and to acquire tax preparation and accounting firms to increase its client base and accounting business as part of its long term strategy for growing its revenues and earnings.


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

REVENUE

The following table presents revenue by product line and brokerage revenue by product type:

(in thousands)                            For the Three Months Ended
                                                   March 31
Consolidated Revenue Detail                                             % Change
                                              2008          2007         08-07
                                          --------------------------------------

Revenue by Product Line
Brokerage Commissions                       $ 7,040       $ 9,091        -22.6%
Insurance Commissions                           276           234         17.9%
Advisory Fees                                 2,547         2,539          0.3%
Tax Preparation and Accounting Fees           3,776         3,024         24.9%
Lending Services                                 30           217        -86.2%
Marketing Revenue                               168           189        -11.1%
                                            ----------------------------------
    Total Revenue                           $13,837       $15,294         -9.5%
                                            ==================================

Brokerage Commissions by Product Type
Mutual Funds                                $ 1,066       $ 1,491        -28.5%
Equities, Bonds & UIT                           207           481        -57.0%
Annuities                                     3,350         4,961        -32.5%
Trails                                        2,088         1,922          8.6%
All other products                              329           236         39.4%
                                            ----------------------------------
    Brokerage Commissions                   $ 7,040       $ 9,091        -22.6%
                                            ==================================

The Company's total revenues for the three months ended March 31, 2008 were $13.8 million compared to $15.3 million for the three months ended March 31, 2007, a decrease of $1.5 million or 9.5%. The Company's total revenues for the three months ended March 31, 2008 consisted of $10.0 million for financial planning services and $3.8 million for tax preparation and accounting services. Financial planning services represented approximately 73.0% and tax preparation and accounting services represented approximately 27.0% of the Company's total revenues during the three months ended March 31, 2008. The Company's total revenues for the three months ended March 31, 2007 consisted of $12.3 million for financial planning services and $3.0 million for tax preparation and accounting services. Financial planning services represented approximately 80.0% and tax preparation fees represented approximately 20.0% of the Company's total revenues during the three months ended March 31, 2007.

For the three months ended March 31, 2008, financial planning revenue was $10.0 million compared to $12.3 million for the same period last year. This decrease in financial planning revenue is the result of approximately $1.3 million in financial planner attrition year over year and a $1.0 million decrease in production mostly on the independent channel resulting from market declines during the three months ended March 31, 2008.

Tax preparation and accounting services revenue was $3.8 million for the three months ended March 31, 2008 compared to $3.0 million for the same period last year. Approximately 61.0% of this increase in tax preparation and accounting services revenue is attributable to the additional revenue generated from four tax preparation and accounting businesses that the Company acquired in the second and third quarters of its current fiscal year, and the remaining 39.0% increase came from organic growth resulting from the Company's strong advertising campaign, increases in average client fees and client retention, offset slightly by client attrition and office sales.


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

For the three months ended March 31, 2008, revenues from commissions paid to PCS as the broker dealer each year a client's money remains in a mutual fund or in a variable annuity account, as compensation for services rendered to the client ("trails") and advisory fees increased to $4.6 million, up $0.1 million from $4.5 million for the three months ended March 31, 2007, representing a 3.9% increase in recurring revenue (advisory and trails). The increase in recurring revenues is mostly attributable to higher assets under management and assets under custody at December 31, 2007, at which time fees are determined and revenue is recognized during the three months ended March 31, 2008, compared with the same period last year.

As indicated in the following table, as of March 31, 2008, assets under AFP management decreased $33.7 million, to $602.6 million, from $636.3 million as of December 31, 2007. This decrease is mostly attributable to market declines of $31.8 million and net decreases in assets under management of approximately $1.9 million. As of March 31, 2008, total Company assets under custody were $4.3 billion, down $393.0 million from December 31, 2007.

The following table presents the market values of assets under AFP management:

(in thousands)
                                                       Total Assets Under
Market Value as of       Annuities       Brokerage         Management
                         ------------------------------------------------

         3/31/2008       $336,309        $266,265           $602,574
        12/31/2007       $351,341        $284,952           $636,293
         9/30/2007       $396,987        $283,915           $680,902
         6/30/2007       $354,659        $274,943           $629,602

The following table presents the market values of total Company assets under custody:

(in thousands)
                        Total Company Assets
Market Value as of         Under Custody
------------------      --------------------

         3/31/2008          $4,277,685
        12/31/2007          $4,670,672
         9/30/2007          $4,983,177
         6/30/2007          $4,961,358

EXPENSES

The Company's total operating expenses for the three months ended March 31, 2008 were $13.7 million, down $0.4 million or 2.8%, compared to $14.1 million for the three months ended March 31, 2007. The decrease is primarily due to decreased commission expense resulting from the revenue declines, partially offset by increases in all other expense categories.


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Commission expense was $7.3 million for the three months ended March 31, 2008, compared with $8.5 million for the same period last year. Commission expense decreased due to the declines in revenue as well as due to the increase of revenue generated on the employee channel compared with the independent channel. Commission expense as a percentage of revenue was 52.4% and 55.8% for the three months ended March 31, 2008 and March 31, 2007, respectively. This decrease as a percentage of revenue is attributable to increased revenue generated through the Company's employee channel where commission pay out rates are lower than on the independent channel compared with the same period last year where the independent channel generated a greater percentage of revenue.

Salaries increased by $0.3 million, or 13.3% in the three months ended March 31, 2008 compared with the same period last year. This increase is mostly attributable to increased staff from acquisitions, increased staff at the Company's headquarters related to the Company's marketing and public relations efforts and compliance needs, as well as increases in branch office staff. Due to the economic downturn the industry experienced during the three months ended March 31, 2008, the Company took a pro-active approach in March 2008 to reduce overhead costs. Such cost reductions include the restructuring of departments, eliminating open positions and layoffs. The Company anticipates an annual savings from these reductions of $0.6 million.

General and administrative expenses increased $0.1 million or 5.4% in the three months ended March 31, 2008 compared with the same period last year. This increase is primarily attributable to increased office equipment rental expense due to the expiration of office equipment leases that were renewed with new equipment resulting in higher office equipment rental expense, an increase in computer supplies related to the four acquisitions during the second and third quarter and increased professional development costs.

Advertising expense increased $0.3 million for the three months ended March 31, 2008 compared with the same period last year. This increase is attributable to running ads earlier in the tax season this year versus the prior year when the Company ran more ads in the last two weeks of the tax season and due to a decision to spend more on tax season marketing in certain offices due to the lower than planned acquisitions.

Brokerage fees and licenses increased $0.1 million for the three months ended March 31, 2008 compared with the same period last year. This increase is due to more accounts under management with third party money managers in AFP.

Rent increased $43,700 for the three months ended March 31, 2008 compared with the same period last year. This increase is mostly due to annual rent increases, new offices related to acquisitions and the relocation of existing offices to more prominent office locations, offset partially by the consolidation of office locations.

Depreciation and amortization expense increased $54,000 for the three months ended March 31, 2008 compared with the same period last year. This increase is attributable to increased capital expenditures, offset partially by assets reaching their full depreciable lives.

The Company's income before other income and expense decreased $1.0 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This decline was primarily attributable to decreased financial planning revenue due to declines in market conditions and attrition, increased operating expenses, except for commission expense, which declined relative to the declines in financial planning revenue, all partially offset by increased tax preparation and accounting services revenue.


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Total other income/(expense) for the three months ended March 31, 2008 was income of $0.1 million compared to expense of $0.2 million for the three months ended March 31, 2007. This increase in other income/(expense) was primarily due to reduced interest expense related to the extinguishment of debt owed to Met Life and the conversion of a portion of related party debt to the Company's common stock resulting from the Investment Purchase and the Private Placement closings on August 20, 2007 as well as the gain on the sale of the Company's Brooklyn, New York office.

The Company's net income for the three months ended March 31, 2008 was $0.3 million, or $0.00 per diluted share, compared with net income of $1.0 million, or $0.10 per diluted share for the three months ended March 31, 2007. This decline was primarily attributable to decreased financial planning revenue due to declines in market conditions and attrition, increased operating expenses, except for commission expense, which declined relative to the declines in financial planning revenue, all partially offset by increased tax preparation and accounting services revenue and reduced interest expense related to the extinguishment of Company debt owed to Met Life and related parties. The decrease in earnings per diluted share also included the issuance of shares related to the Investment Purchase and Private Placement on August 20, 2007.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 2008 COMPARED TO NINE MONTHS ENDED MARCH 31, 2007

REVENUE

The following table presents revenue by product line and brokerage revenue by product type:

(in thousands)                             For the Nine Months Ended
                                                   March 31
Consolidated Revenue Detail                                             % Change
                                              2008          2007         08-07
                                           -------------------------------------

Revenue by Product Line
Brokerage Commissions                       $24,168       $25,484          -5.2%
Insurance Commissions                         1,120           831          34.8%
Advisory Fees                                 7,711         7,505           2.7%
Tax Preparation and Accounting Fees           4,631         3,734          24.0%
Lending Services                                198           530         -62.6%
Marketing Revenue                               646           740         -12.7%
                                            -----------------------------------
    Total Revenue                           $38,474       $38,824          -0.9%
                                            ===================================

Brokerage Commissions by Product Type
Mutual Funds                                $ 3,323       $ 3,727         -10.8%
Equities, Bonds & UIT                           865         1,075         -19.5%
Annuities                                    12,774        14,238         -10.3%
Trails                                        6,276         5,503          14.0%
All other products                              930           941          -1.2%
                                            -----------------------------------
    Brokerage Commissions                   $24,168       $25,484          -5.2%
                                            ===================================


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

The Company's total revenues for the nine months ended March 31, 2008 were $38.5 million compared to $38.8 million for the nine months ended March 31, 2007, a decrease of $0.4 million or 0.9%. The Company's total revenues for the nine months ended March 31, 2008 consisted of $33.8 million for financial planning services and $4.6 million for tax preparation and accounting services. Financial planning services represented approximately 88.0% and tax preparation and accounting services represented approximately 12.0% of the Company's total revenues during the nine months ended March 31, 2008. The Company's total revenues for the nine months ended March 31, 2007 consisted of $35.1 million for financial planning services and $3.7 million for tax preparation and accounting services. Financial planning services represented approximately 90.0% and tax preparation fees represented approximately 10.0% of the Company's total revenues during the nine months ended March 31, 2007.

For the nine months ended March 31, 2008, financial planning revenue was $33.8 million compared to $35.1 million, a decline of 3.6%, for the same period last year. This decrease is mostly attributable to declines in mutual funds, equities and bonds, annuities and lending services, partially offset by increased advisory fees, trails and insurance. The Company's continued efforts to diversify its revenue to more recurring revenue streams are reflected in the increase of advisory fees and trails of $1.0 million, or 7.5%, for the nine months ended March 31, 2008 over the same period last year.

Tax preparation and accounting services revenue increased $0.9 million for the nine months ended March 31, 2008 compared with the same period last year. Approximately 52.0% of this increase in tax preparation and accounting services revenue is attributable to the additional revenue generated from four tax preparation and accounting businesses that the Company acquired in the second and third quarters of its current fiscal year, and the remaining 48.0% increase came from organic growth resulting from the Company's strong advertising campaign, increases in average client fees and client retention, offset slightly by client attrition and office sales.

For the nine months ended March 31, 2008, revenues from recurring revenue sources (advisory and trails) increased to $14.0 million, up $1.0 million from $13.0 million for the nine months ended March 31, 2007, representing a 7.5% increase in recurring revenue. The increase in recurring revenues is mostly attributable to higher assets under management and assets under custody during the nine month period ended December 31, 2007 during which time fees are determined and revenue is recognized during the nine months ended March 31, 2008, compared to the same period last year.

EXPENSES

The Company's total operating expenses for the nine months ended March 31, 2008 were $39.2 million, up $1.1 million or 2.9%, compared to $38.1 million for the nine months ended March 31, 2007. This increase is primarily due to increases in all expense categories except commission expense, which declined.

Commission expense was $22.5 million for the nine months ended March 31, 2008, compared with $23.9 million for the same period last year. Commission expense decreased due to the declines in revenue as well as due to the increase of revenues generated on the employee channel compared with the independent channel. Commission expense as a percentage of revenue was 58.4% and 61.5% for the nine months ended March 31, 2008 and March 31, 2007, respectively. This decrease as a percentage of revenue is attributable to increased revenue generated through the Company's employee channel where commission pay out rates are lower than on the independent channel compared with the same period last year where the independent channel generated a greater percentage of revenue.


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Salaries increased by $0.9 million, or 13.7% in the nine months ended March 31, 2008 compared with the same period last year. This increase is mostly attributable to increased staff from acquisitions, increased staff at the Company's headquarters related to the Company's marketing and public relations efforts and compliance needs, as well as increases in branch office staff, new recruits who receive salary as part of their transition financing and raises in the home office and fields offices. Due to the economic downturn the industry experienced during the three months ended March 31, 2008, the Company took a pro-active approach in March 2008 to reduce overhead costs. Such cost reductions include the restructuring of departments, eliminating open positions and layoffs. The Company anticipates an annual savings from these reductions of $0.6 million.

General and administrative expenses increased $0.9 million or 26.0% in the nine months ended March 31, 2008 compared with the same period last year. This increase is primarily attributable to higher bad debt expense of $0.3 million resulting from an increase in the allowance related to certain receivables compared with the same period last year where the Company recorded a reduction of the allowance resulting from the increased collections on two office sale notes. The majority of the remaining increase is related to higher client settlement expense of $0.1 million, increased office equipment rental expense due to the expiration of office equipment leases that were renewed with new equipment resulting in higher office equipment rental expense of $0.2 million, and higher costs associated with professional development and training of $0.1 million. The remaining $0.2 million is mostly attributable to incremental general and administrative costs associated with acquisitions acquired after January 1, 2007.

Advertising expense increased $0.4 million for the nine months ended March 31, 2008 compared with the same period last year. This increase is attributable to running ads earlier in the tax season this year versus the prior year when the Company ran more ads in the last two weeks of the tax season and due to a decision to spend more on tax season marketing in certain offices due to the lower than planned acquisitions.

Brokerage fees and licenses increased $0.1 million for the nine months ended March 31, 2008 compared with the same period last year. This increase is due to more accounts under management with third party money managers in AFP.

Rent increased $0.1 million for the nine months ended March 31, 2008 compared with the same period last year. This increase is mostly due to annual rent increases, new offices related to acquisitions and the relocation of existing offices to more prominent office locations, offset partially by the consolidation of office locations.

Depreciation and amortization expense increased $0.1 million for the nine months ended March 31, 2008 compared with the same period last year. This increase is attributable to increased capital expenditures, offset partially by assets reaching their full depreciable lives.

The Company's income/(loss) before other income and expense for the nine months ended March 31, 2008 was a loss of $0.8 million compared to income of $0.7 million for the same period last year. This decline was primarily attributable to decreased financial planning revenue due to declines in market conditions and attrition mostly on the independent channel and increased operating expenses, except for commission expense, which declined relative to the decline in financial planning revenue, partially offset by increased tax preparation and accounting services revenue.


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Total other income/(expense) for the nine months ended March 31, 2008 was income of $4.7 million compared to an expense of $9,500 for the nine months ended March 31, 2007. The increase in other income was primarily due to the gain from the extinguishment of debt owed to Met Life resulting from the Investment Purchase and the Private Placement closings on August 20, 2007, which also resulted in decreased interest expense, the adoption of Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS No. 157"), and from the gain on the sale of the Company's Brooklyn, New York office.

The Company's net income for the nine months ended March 31, 2008 was $3.9 million, or $0.05 per diluted share, compared with net income of $0.7 million, or $0.07 per diluted share for the nine months ended March 31, 2007. This increase is mostly attributable to the extinguishment of Company debt owed to Met Life, the adoption of SFAS No. 157 and increased tax preparation and accounting services revenue, partially offset by decreased financial planning revenue and increased operating expenses. The decrease in earnings per diluted share also included the issuance of shares related to the Investment Purchase and Private Placement on August 20, 2007.

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

As of March 31, 2008, the Company was in default of certain covenants under its term loan/revolving letter of credit financing with Wachovia. The Company's debt forbearance agreement with Wachovia was last amended on April 1, 2006. The Company does not believe that Wachovia will issue a notice of default for any of these defaults. As a result of these defaults, the Company's debt with Wachovia has been classified as a current liability on its financial statements. On August 20, 2007, as a result of the Investment Purchase Closing and the Private Placement Closing, a $50,000 principal payment was made to Wachovia. Due to the Company's recent cash flow requirements, on April 7, 2008, Wachovia agreed to waive its principal payments for the months of April, May and June of 2008 and to extend the due date of the loan with the Company from October 2008 to January 2009. The Company will continue to make its monthly interest payments. As of May 1, 2008, the Company's outstanding principal balance was $0.3 million.

On August 20, 2007, as part of the Private Placement Closing, $0.7 million of a loan owed by the Company to a group of Company management and employees was converted to 7.1 million shares of Company common stock, leaving a de minimis debt balance which was paid in full in October 2007.

During the nine months ended March 31, 2008, the Company had net income of $3.9 million and at March 31, 2008 had a working capital deficit of $2.5 million. At March 31, 2008 the Company had $1.0 million of cash and cash equivalents, $0.1 million in marketable securities and $3.5 million of trade account receivables, net, to fund short-term working capital requirements. PCS is subject to the


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

SEC's Uniform Net Capital Rule 15c3-1, which requires that PCS maintain minimum regulatory net capital of $100,000 and, in addition, that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to one. At March 31, 2008 the Company was in compliance with this regulation.

The Company had previously funded working capital commitments through loans from Prime Partners, Inc. As of March 31, 2008, the Company owed Prime Partners, Inc. a total of $1.3 million in principal. A $1.0 million note to Prime Partners, Inc. was due on January 31, 2008, but was extended to June 30, 2008. On December 26, 2007, the Company entered into a promissory note in the amount of $0.3 million with Prime Partners, Inc. to pay previously recorded related party debt which was included in accrued expenses. The note pays interest at the rate of 10.0% per annum and is payable over 31 months with the first payment of approximately $11,000 paid in January 2008.

In prior fiscal years, the Company had significantly higher working capital deficiencies. Additionally, the Company's debt was significantly reduced as a result of the Investment Purchase Closing and the Private Placement Closing. The Company anticipates meeting its cash flow requirements throughout fiscal 2008 and 2009 by, among other things, reducing operating expenses and, due to the seasonality of the Company's business, at times pursuing financing through outside lenders, and by implementing its acquisition strategy to increase earnings and cash flow. In addition the Company increased its working capital by $1.6 million as a result of the Investment Purchase on August 20, 2007.

On April 14, 2008, the SEC declared effective the Company's registration statement, pursuant to a prospectus filed with the SEC on April 14, 2008 for a public stock offering. Pursuant to this offering, the Company is distributing, for no consideration to its holders of common stock, non-transferable subscription rights to purchase shares of its common stock. Each eligible shareholder will receive one (1) subscription right for each share of common stock owned at the close of business on April 14, 2008, the record date. The Company is distributing subscription rights exercisable for up to an aggregate of 20,000,000 shares of its common stock.

Each subscription right will entitle an eligible shareholder to purchase up to four (4) shares of the Company's common stock, subject to adjustment, at a subscription price of $0.10 per share. This is the same price at which the Company sold in two private placements of a total of 80,000,000 shares of its common stock to certain investors and certain officers, directors and employees of the Company in August 2007 (the "2007 Investors"). Shareholders who exercise their basic subscription rights in full may over-subscribe for additional shares to the extent additional shares are available. The subscription rights will expire if they are not exercised by 5:00 p.m., Eastern Time, on or before June 20, 2008, unless extended. The 2007 Investors did not receive any subscription rights. After the expiration of the subscription rights, the 2007 Investors may purchase at the $0.10 per share subscription price any shares that remain unsold in the offering.

The Company's net cash used in operating activities was $1.4 million for the nine months ended March 31, 2008, compared with net cash used in operating activities of $0.1 million for the nine months ended March 31, 2007. The increase in net cash used in operating activities was primarily attributable to increased cash outflows to pay down accounts payable and accrued expenses, including commission payables.

Net cash used in investing activities was $0.7 million for the nine months ended March 31, 2008 compared with net cash used in investing activities of $0.5 million for the nine months ended March 31, 2007. This increase in cash used in investing activities was mostly attributable to cash paid for acquisitions and capital expenditures, partially offset by the collection of employee receivables.


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Net cash provided by financing activities was $1.7 million for the nine months ended March 31, 2008 compared with net cash provided by financing activities of $0.5 million for the nine months ended March 31, 2007. This increase is due primarily to proceeds from the Investment Purchase and Private Placement on August 20, 2007, offset by the pay off of the Company's debt with Met Life.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The table below summarizes the Company's contractual obligations for the five years subsequent to March 31, 2008, and thereafter. The amounts represent the maximum future cash contractual obligations.

Contractual Obligations and Commercial Commitments

                              Payment Due by Period


(in thousands)

Contractual Obligations                        Total       2008       2009       2010       2011       2012    Thereafter
                                              ---------------------------------------------------------------------------
Debt                                          $   426    $   226    $   200    $    --    $    --    $    --    $    --
Related Party                                   1,377      1,036        155        171         15         --         --
Operating Leases                                6,986        560      1,996      1,488      1,236        748        958
Acquisition Contingent
    Liability                                   2,374        298      1,048        408        248        248        124
Capital Leases                                    569         74        201        183         85         19          7
                                              -------------------------------------------------------------------------
Total contractual cash  obligations           $11,732    $ 2,194    $ 3,600    $ 2,250    $ 1,584    $ 1,015    $ 1,089
                                              =========================================================================

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

Pursuant to Amendment No. 4 with Wachovia, the amortization schedule for the Wachovia Loan was extended by approximately seven months and the Maturity Date was extended to October 10, 2008. Under Amendment No. 4, the Company will pay Wachovia principal on the loan of $50,000 monthly, plus interest. On April 7, 2008 an agreement was reached between the Company and Wachovia to extend the Maturity Date of the loan to January 2009 with interest only payments due from April 2008 through June 2008. Principal and interest payments will resume in July 2008.

The Company is also contractually obligated to certain employees and executives pursuant to commission agreements and compensation agreements.


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

MARKET FOR COMPANY'S COMMON EQUITY

On April 23, 2008, FINRA cleared the request of vFinance Investments, Inc. for a quotation on the OTC Bulletin Board for Gilman Ciocia, Inc. common stock pursuant to NASD Rule 6640 and Rule 15c2-11 under the Securities Exchange Act of 1934. The Company is now trading on the OTC Bulletin Board under the symbol GTAX.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Furthermore, the Company, including its wholly owned subsidiary PCS, has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with PCS. In addition, under the PCS registered representatives contract, each registered representative has indemnified the Company for these claims. In accordance with SFAS No. 5 "Accounting for Contingencies," the Company has established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, the Company's management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, the Company bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the Company's estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, the Company cannot predict with certainty the eventual loss or range of loss related to such matters. If the Company's judgments prove to be incorrect, its liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. As of March 31, 2008, the Company has accrued approximately $0.1 million for these matters. A majority of these claims are covered by the Company's errors and omissions insurance policy. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on its financial position.

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


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

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

Income Tax Recognition of Deferred Tax Items

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Significant management judgment is required in determining our deferred tax assets and liabilities. Management makes an assessment of the likelihood that our deferred tax assets will be recovered from future taxable income, and to an amount that it believes is more likely than not to be realized. As of March 31, 2008 the Company has fully reserved for its deferred tax assets.

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

Other Significant Accounting Policies

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. These policies require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standard setters appear likely to cause a material change in the Company's accounting policies, outcomes cannot be predicted with confidence. Refer to Note 2 to Consolidated Financial Statements included in the Company's fiscal 2007 Form 10-K/A, which discusses accounting policies that must be selected by management when there are acceptable alternatives.


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

Interest Rate Risk

The Company's obligations under its Wachovia loan agreement bear interest at floating rates and therefore, the Company is impacted by changes in prevailing interest rates. For the nine months ended March 31, 2008, had the interest rate fluctuated plus or minus 1.0%, interest expense would have been higher or lower by approximately $5,900.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Exchange Act) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

The Company has carried out an evaluation under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Principal Financial and Chief Accounting Officer, of the disclosure controls and procedures of the Company as defined in Exchange Act Rule 13(a)-15(e). In designing and evaluating disclosure controls and procedures, the Company and its management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of March 31, 2008, management concludes that the Company's disclosure controls and procedures are effective.


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Changes in Internal Controls

During the three months ended March 31, 2008, there were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

The risk factors below include material changes to the description of the risk factors affecting our business as previously disclosed in Item 1A. to Part 1 of our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2007.

Our business could be harmed by market volatility and declines in general economic conditions.

If the financial markets deteriorate, our financial planning channel will suffer decreased revenues. Our revenue and profitability may be adversely affected by declines in the volume of securities transactions and in market liquidity, which generally result in lower revenues from trading activities and commissions. Lower securities price levels may also result in a reduced volume of transactions as well as losses from declines in the market value of securities held in trading, investment and underwriting positions. In periods of low volume, the fixed nature of certain expenses, including salaries and benefits, computer hardware and software costs, communications expenses and office leases, will adversely affect profitability. Sudden sharp declines in market values of securities and the failure of issuers and counterparts to perform their obligations can result in illiquid markets in which we may incur losses in principal trading and market making activities.

Certain private shareholders, including some of our directors and officers, control a substantial interest in us and thus may influence certain actions requiring a vote of our shareholders.

On August 20, 2007, Michael Ryan (our Chief Executive Officer), Carole Enisman (our Executive Vice President of Operations), Ted Finkelstein (our Vice President and General Counsel), Dennis Conroy (our former Chief Accounting Officer), Prime Partners, Inc. and Prime Partners II, LLC (holding companies owned in part by Michael Ryan), Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P.I and WebFinancial Corporation entered into a Shareholders Agreement concerning the voting of their shares of our common stock. These shareholders collectively own approximately 68.4% of our issued and outstanding shares of common stock. Pursuant to the shareholders agreement, these shareholders will have the ability to influence certain actions requiring a shareholder vote, including, the election of directors. This concentration of ownership and control by these shareholders could delay or prevent a change in our control or other action, even when a change in control or other action might be in the best interests of our other shareholders.


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

Our sale of 80,000,000 shares of common stock in August 2007 significantly diluted the common stock ownership of our shareholders, our sale of 20,000,000 shares of common stock in the Stock Offering will further dilute the common stock ownership of our shareholders, both of which could adversely affect future prices of our stock.

The significant dilution of the common stock ownership of existing shareholders resulting from our August 2007 private placements, and the dilution of common stock ownership resulting from our sale of 20,000,000 shares of common stock in the Stock Offering, could have an adverse effect on the future price of the shares of our common stock and on the future volume of the shares traded.

A Section 382 limitation on the use of our net operating loss carryforwards could have a negative impact on our future tax liability.

Our net operating loss carryforwards of $20.0 million at December 30, 2007 expire generally from 2017 to 2027. As a result of equity transactions we completed in August 2007 we are reviewing whether our ability to utilize our net operating loss carryforwards may be restricted under the Internal Revenue Code. If we are unable to utilize our net operating loss carryforwards, it would increase our tax liability which would have a material adverse effect on our operating results.

We are not quoted on a national securities exchange, which would limit our ability to raise capital and your ability to trade in our securities, and which results in additional regulatory requirements.

On April 23, 2008, FINRA cleared the request of vFinance Investments, Inc. for a quotation on the OTC Bulletin Board for Gilman Ciocia, Inc. common stock pursuant to NASD Rule 6640 and Rule 15c2-11 under the Securities Exchange Act of 1934. The Company is now trading on the OTC Bulletin Board under the symbol GTAX. If the Company fails to meet criteria set forth in Rule 15c2-11 (for example, by failing to file periodic reports as required by the Exchange Act), various practice requirements are imposed on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have a material adverse effect on the ability of broker-dealers to sell the Company's securities, which may materially affect the ability of shareholders to sell the securities in the secondary market. Not being listed on a national securities exchange may make trading the Company's shares difficult for investors, potentially leading to declines in the share price. It may also make it more difficult for the Company to raise additional capital.


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See Note 8 to Notes to Consolidated Financial Statements herein for a discussion of the Company's defaults on debt.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITYHOLDERS

The Company held its annual meeting of stockholders on January 25, 2008. At this meeting:

1. The stockholders elected the following directors: Edward Cohen and Frederick Wasserman as a Class A directors. As Class A directors, Mr. Cohen and Mr. Wasserman will serve until the Annual Meeting of Stockholders with respect to the fiscal year ending June 30, 2010, and in each case until a successor is elected and qualified or until his earlier death, resignation or removal.

2. The stockholders voted in favor of the proposal contained in the Proxy Statement to amend the Company's Certificate of Incorporation to change the name of the Company from Gilman + Ciocia, Inc. to Gilman Ciocia, Inc. The Amendment was effected on January 28, 2008 by the filing of the Amendment with the Secretary of State of the State of Delaware.

3. The stockholders ratified the appointment of Sherb & Co., LLP as the Company's independent auditors for the fiscal year ending June 30, 2008.

The following table sets forth the results of votes of security holders related to the above submission of matters:

Submission of Matters to a Vote of Security Holders                          For           Against      Withheld       Abstained
------------------------------------------------------------------------------------------------------------------------------------
1.  Elect the following directors:
         Edward Cohen as Class A Director                                 69,365,789            --         7,233            --
         Frederick Wasserman as Class A Director                          69,356,086            --        16,936            --

2.  Approve the proposed amendment to the Company's
     Certificate of Incorporation to change the name of the
     Company from Gilman + Ciocia, Inc. to Gilman Ciocia, Inc.            69,369,285         3,537            --           200

3.  Ratify the appointment of Sherb & Co., LLP as the
     Company's independent auditors for the fiscal year ending
     June 30, 2008                                                        69,361,766         6,556            --         4,700


--------------------------------------------------------------------------------

GILMAN & CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

ITEM 6. EXHIBITS

3.1 Certificate of Amendment of the Certificate of Incorporation of the Registrant dated January 28, 2008 filed with the State of Delaware Secretary of State on January 28, 2008.

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

                                              GILMAN CIOCIA, INC.


Dated:  May 15, 2008            By: /s/ Michael P. Ryan
                                Chief Executive Officer


Dated:  May 15, 2008            By: /s/ Karen Fisher
                                Principal Financial and Chief Accounting Officer


--------------------------------------------------------------------------------