Form 10-K
period 2008-06-30
GILMAN CIOCIA, INC.
filed 2008-09-26
CIK 914142

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                 OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2008

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

                        Commission File Number: 000-22996

                               Gilman Ciocia, Inc.
            (Exact name of registrants as specified in its charters)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|                        Accelerated filer |_|
Non-accelerated filer |_|                          Smaller reporting company |X|
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of Gilman Ciocia, Inc.'s voting and non-voting common equity held by non-affiliates of Gilman Ciocia, Inc. at December 31, 2007 was approximately $3,566,730, based on a sale price of $0.15.

As of September 15, 2008, 93,618,611 shares of Gilman Ciocia, Inc.'s common stock. $0.01 par value, were outstanding.

                                                GILMAN CIOCIA, INC.

                                                REPORT ON FORM 10-K

                                     FOR THE FISCAL YEARS ENDED JUNE 30, 2008

                                                 TABLE OF CONTENTS

                                                                                                                              Page
                                                                                                                              ----
                                                                   PART I

Item 1.            Business                                                                                                     2
Item 1A.           Risk Factors                                                                                                 8
Item 2.            Properties                                                                                                  14
Item 3.            Legal Proceedings                                                                                           14
Item 4.            Submission of Matters to a Vote of Shareholders                                                             14

                                                                   PART II

Item 5.            Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity
                   Securities                                                                                                  15
Item 7.            Management's Discussion and Analysis of Financial Condition and Results of Operations                       17
Item 8.            Financial Statements and Supplementary Data                                                                 26
Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                        26
Item 9A(T).        Controls and Procedures                                                                                     26
Item 9B.           Other Information                                                                                           27

                                                                  PART III

Item 10.           Directors, Executive Officers and Corporate Governance                                                      28
Item 11.           Executive Compensation                                                                                      32
Item 12.           Security Ownership of Certain Beneficial Owners and Management                                              35
Item 13.           Certain Relationships and Related Transactions and Director Independence                                    39
Item 14.           Principal Accountant Fees and Services                                                                      41

                                                                   PART IV

Item 15.           Exhibits and Financial Statement Schedules                                                                  42

SIGNATURES                                                                                                                     44

                                     PART I

Statement Regarding Forward-Looking Disclosure

The information contained in this Form 10-K and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such statements, including statements regarding our expectations about our ability to raise capital, our strategy to achieve our corporate objectives, including our strategy to pursue growth through acquisitions, to increase revenues through our registered representative recruiting program and expand our brand awareness and business presence, our liquidity, our expectations regarding personnel needs, revenues, the payment of dividends, the outcome of litigation, arbitration and regulatory investigations, the impact of certain accounting pronouncements, and others, are based upon current information, expectations, estimates and projections regarding us, the industries and markets in which we operate, and management's assumptions and beliefs relating thereto. Words such as "will," "plan," "expect," "remain," "intend," "estimate," "approximate," and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by federal, state and local authorities and their impact on the lines of business in which we and our subsidiaries are involved; unforeseen compliance costs; changes in economic, political or regulatory environments; changes in competition and the effects of such changes; the inability to implement our strategies; changes in management and management strategies; our inability to successfully design, create, modify and operate our computer systems and networks and litigation involving us. Readers should take these factors into account in evaluating any such forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 1. BUSINESS

BUSINESS OVERVIEW

Gilman Ciocia, Inc. (together with its wholly owned subsidiaries, "we", "us", "our" or the "Company") was founded in 1981 and is incorporated under the laws of the State of Delaware. We provide federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets, accounting services to small and midsize companies and financial planning services, including securities brokerage, investment management services, insurance and financing services.

As of June 30, 2008, we had 26 offices operating in three states (New York, New Jersey, and Florida). Our financial planning clients are generally introduced to us through our tax return preparation services, accounting services and educational workshops. We believe that our tax return preparation and accounting services are inextricably intertwined with our financial planning activities in our offices and that overall profitability will depend, in part, on the two channels leveraging off each other since many of the same processes, procedures and systems support sales from both channels. Accordingly, management views and evaluates the Company as one segment.

We also provide financial planning services through approximately 54 independently owned and operated offices in 12 states. We benefit from economies of scale associated with the aggregate production of both our offices and independently owned offices.

All of our financial planners are employees or independent contractors of the Company and registered representatives of Prime Capital Services, Inc. ("PCS"), our wholly owned subsidiary. PCS conducts a securities brokerage business providing regulatory over-sight and products and sales support to its registered representatives, who sell investment products and provide services to their clients. PCS earns a share of commissions from the services that the financial planners provide to their clients in transactions for securities, insurance and related products. PCS is a registered securities broker-dealer with the Securities and Exchange Commission ("SEC") and a member of the Financial Industry Regulatory Authority ("FINRA") formerly known as the National Association of Securities Dealers, Inc. ("NASD"). We also have a wholly owned subsidiary, Asset & Financial Planning, Ltd. ("AFP"), which is registered with the SEC as an investment advisor. Almost all of our financial planners are also authorized agents of insurance underwriters. We have the capability of processing insurance business through PCS and Prime Financial Services, Inc. ("PFS", a wholly owned subsidiary), which are licensed insurance brokers, as well as through other licensed insurance brokers. We are also a licensed mortgage broker in the state of New York and through GC Capital Corp, our wholly owned subsidiary, a licensed mortgage brokerage business in the State of Florida.

In fiscal 2008(1), approximately 87% of our revenues were derived from commissions and fees from financial planning services, including our financing and insurance activities, and approximately 13% were derived from fees for tax preparation and accounting services.

A majority of the financial planners located in our offices are also tax preparers and/or accountants. Our tax preparation business is conducted predominantly in February, March and April. During the 2008 tax season, we prepared approximately 25,600 United States tax returns, up approximately 11.7% from 22,900 prepared in 2007.

On April 23, 2008, FINRA cleared the request of vFinance Investments, Inc. for a quotation on the OTC Bulletin Board for Gilman Ciocia, Inc. common stock pursuant to NASD Rule 6640 and Rule 15c2-11 under the Securities Exchange Act of 1934. We are now quoted on the OTC Bulletin Board under the symbol GTAX.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K can be obtained, free of charge, on our website at www.gtax.com.

OUR STRATEGY

Overall Strategy. We believe that our recurring tax return preparation and accounting services are inextricably intertwined with our financial planning services. Clients often consider other aspects of their financial needs, such as investments, insurance, retirement and estate planning, when having their tax returns and business records prepared by us. We believe that this combination of services to our recurring tax and accounting clients has created, and will continue to create, optimum revenue for us.

Expand our client base through acquisitions. We are actively pursuing acquisitions of tax preparation and accounting firms to increase our client base and accounting business. In an effort to facilitate identifying potential acquisitions, we have launched an advertising campaign involving targeted direct mail, a customized website and inbound and outbound telemarketing to prospect for leads. We believe that, in addition to the tax preparation and accounting services revenue generated from the acquired practices, there are additional opportunities to increase financial planning revenue by providing financial planning services to many of the acquired clients.

Recruiting financial planners. We are actively recruiting financial planners. These efforts are supported by advertising, targeted direct mail, and inbound and outbound telemarketing.

Increase brand awareness; expand business presence. We plan to increase our brand recognition to attract new clients and financial planners. We are executing a comprehensive marketing plan to attract more clients and experienced financial planners, build market awareness, and educate consumers and maintain customer loyalty through direct marketing, advertising through our marketing department, use of our website, various public relations programs, live seminars, print advertising, radio, and television.

Provide value-added services to our clients. We provide our clients with access to a pool of well-trained financial planners and access to up-to-date market and other financial information. We provide our representatives with information and training regarding current financial products and services.

Create technologically innovative solutions to satisfy client needs. We continue to pursue additional technologies to service the rapidly evolving financial services industry.

Build recurring revenue. Over the past three years, we have focused our financial planning efforts on building our fee-based investment advisory business. We believe that fee-based investment advisory services may be better for certain clients. While these fees generate substantially lower first year revenue than most commission products, the recurring nature of these fees provides a platform for accelerating future revenue growth.

Provide technological solutions to our employee and independent representatives. We believe that it is imperative that we continue to possess state-of-the-art technology so that our employees and independent registered representatives can effectively facilitate, measure and record business activity in a timely, accurate and efficient manner. By continuing our commitment to provide a highly capable technology platform to process business, we believe that we can achieve economies of scale and potentially reduce the need to hire additional personnel.

Expand our product and service offering through strategic relationships. We continue to pursue business alliances, capitalize on cross-selling opportunities, create operational efficiencies and further enhance our name recognition.

----------
(1) Fiscal years are denominated by the year in which they end. Accordingly, fiscal 2008 refers to the year ended June 30, 2008.

TAX RETURN PREPARATION AND ACCOUNTING SERVICES

The United States Internal Revenue Service (the "IRS") reported that more than
146.0 million individual 2007 federal income tax returns and more than 131.0 million individual 2006 federal income tax returns were filed in the United States through July 2008 and July 2007, respectively. According to the IRS, a paid preparer completes approximately 70.0% of the tax returns e-filed in the United States each year.

Among paid preparers, H&R Block, Inc. ("H&R Block") dominates the low-cost tax preparation business with approximately 13,000 offices located throughout the United States. According to information released by H&R Block, H&R Block prepared an aggregate of approximately 20.7 million United States tax returns during the 2008 tax season and 20.3 million United States tax returns during the 2007 tax season.

Regulation

Federal legislation requires income tax return preparers to, among other things, set forth their signatures and identification numbers on all tax returns prepared by them, and retain all tax returns prepared by them for three years. Federal laws also subject income tax preparers to accuracy-related penalties in connection with the preparation of income tax returns. Preparers may be prohibited from further acting as income tax return preparers if they continuously and repeatedly engage in specified misconduct. In addition, authorized IRS e-filer providers are required to comply with certain rules and regulations, as per IRS Publication 1345 and other notices of the IRS applicable to e-filing.

The Gramm-Leach-Bliley Act and related Federal Trade Commission ("FTC") regulations require us to adopt and disclose customer privacy policies and provide customers the opportunity to opt-out of having their information shared with certain third parties.

Competition

We compete with national tax return preparers such as H&R Block, Jackson Hewitt, and Liberty Tax. The remainder of the tax preparation industry is highly fragmented and includes regional tax preparation services, accountants, attorneys, small independently owned companies, and financial service institutions that prepare tax returns as ancillary parts of their business. To a much lesser extent, we compete with the on-line and software self preparer market. We believe that H&R Block's dominance as the industry leader and the fragmentation of the rest of the industry represents a very attractive growth opportunity for us.

The principle methods of competition within the tax return preparation industry include price, service and reputation for quality. We believe that within the middle to upper income tax brackets, (the niche-market in which we concentrate), service and reputation for quality are the key to competing in the tax return preparation business.

FINANCIAL PLANNING

All of our financial planners are registered representatives of PCS. PCS conducts a securities brokerage business providing regulatory oversight and product and sales support to its registered representatives, who provide investment products and services to their clients. PCS is a registered securities broker-dealer with the SEC and a member of FINRA.

To become a registered representative, a person must pass one or more of a series of qualifying exams administered by FINRA that test the person's knowledge of securities and related regulations. Thereafter, PCS supervises the registered representatives with regard to all regulatory matters. In addition to certain mandatory background checks required by FINRA, we also require that each registered representative respond in writing to a background questionnaire. PCS has been able to recruit and retain experienced and productive registered representatives who seek to establish and maintain personal relationships with their clients. We believe that continuing to add experienced, productive registered representatives is an integral part of our growth strategy.

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

Competition

The financial planning and investment advisory business is highly competitive and contains businesses with a wide range of services. We compete with both large and small investment management companies, commercial banks, brokerage firms (including discount brokerage firms that have electronic brokerage services), insurance companies, independent financial planners, independent broker-dealers and other financial institutions. Many of our larger competitors have greater marketing, financial and technical resources than we have.

In addition, we may suffer from competition from departing employees and financial planners, and may compete for talent with other financial service businesses. Our ability to compete effectively in our businesses is substantially dependent on our continuing ability to attract, retain, and motivate qualified financial advisors.

COMPETITIVE ADVANTAGES

Tax Return Preparation and Accounting Services

We believe that we offer clients a cost effective and proactive tax preparation and tax planning service compared to services provided by H&R Block, accountants and many independent tax preparers. Our volume allows us to provide uniform services at competitive prices. In addition, as compared to certain of our competitors that are open only during tax season, all of our offices are open year round to provide financial planning and other services to our clients.

Almost all of our professional tax preparers have tax preparation experience or are trained by us to meet the required level of expertise to properly prepare tax returns.

Our tax preparers are generally not certified public accountants, attorneys or enrolled agents. Therefore, they are limited in the representation that they can provide to clients of ours in the event of an audit by the IRS. However, through our acquisition of accounting firms, we expect the percentage of our tax preparers who are certified public accountants to increase. Only an attorney, a certified public accountant or a person specifically enrolled to practice before the IRS can represent a taxpayer in an audit.

Financial Planning

A majority of our tax preparers and accountants also perform financial planning services. We provide financial planning services, including securities brokerage, investment management services, insurance and financing services. Most middle and upper income individuals require a variety of financial planning services. Clients often consider other aspects of their financial needs, such as insurance, investments, retirement and estate planning, while having their tax returns prepared by us. We offer every client the opportunity to complete a questionnaire that is designed to ascertain if the client needs services for other aspects of the client's financial situation. These questionnaires are reviewed to determine whether the client may benefit from our financial planning services.

We provide a variety of services and products to our financial planners to enhance their professionalism and productivity.

Approved Investment Products. Our financial planners offer a wide variety of approved investment products to their clients that are sponsored by well-respected, financially sound companies. We believe that this is critical to the success of our financial planners and us. We follow a selective process in determining approved products to be offered to clients by our financial planners, and we periodically review the product list for continued maintenance or removal of approved status.

Marketing. We provide advertising and public relations assistance to our financial planners that enhance their profile, public awareness, and professional stature in the public's eye, including FINRA-approved marketing materials, corporate and product brochures and client letters.

Supervision/Compliance. Our financial planners seek and value assistance in the area of compliance. Keeping in step with the latest industry regulations, our compliance department provides to our representatives, among other things:

      o     Advertising and sales literature review;
      o Field inspections, followed up with written findings and recommendations;
      o     Assistance with customer complaints and regulatory inquiries;
      o Workshops, seminars and in-house publications on various compliance matters;
      o     Regional and national meetings; and
      o Interpretation of rules and regulations and general compliance training.

Clearing. We utilize the services of National Financial Services, LLC, which is a wholly owned subsidiary of Fidelity Investments, to clear our transactions. Engaging the processing services of a clearing firm exempts us from the application of certain capital reserve requirements and other complex regulatory requirements imposed by federal and state securities laws.

MARKETING

We market our services principally through referrals from customers, media, direct mail, promotions and workshops. The majority of clients in each office return to us for tax preparation services during the following year.

Branding. We have invested in upgrading our offices and developing a consistent look including a distinctive logo and the use of green and gold in our direct mail pieces, website, promotional pieces and signage. In addition, we consistently direct individuals to our 1-800-TAX-TEAM toll free telephone number.

Media. We advertise on television, radio, newspapers, magazines and outdoor media.

Sports Marketing. We advertise and do special promotions with the New York Mets at Shea Stadium during the regular season and with other major league baseball teams during spring training.

Direct Mail. We regularly send direct mail advertisements to residences in the areas surrounding our offices. The direct mail advertising solicits business for our tax preparation and financial planning services. Many of our new clients each year are first introduced to us through our direct mail advertising.

Workshops. We promote local tax planning workshops. At these workshops, prospective new clients can learn easy to follow strategies for reducing their taxes and for accumulating, preserving and transferring their wealth.

Online. We have a website on the internet at www.gtax.com for Company information, including financial information and our latest news releases. In addition, we utilize search engine marketing tools and advertising to attract interest to our site.

SEASONALITY

Our fiscal year ends on June 30. All references to quarters and years in this document are to fiscal quarters and fiscal years unless otherwise noted. The seasonal nature of our tax return business results in our recognition of approximately 57% of our tax revenues in the third quarter and approximately 30% of our tax revenues in the fourth quarter of each fiscal year, the peak tax preparation season.

ACQUISITIONS

In fiscal 2008, we completed the purchase of four tax preparation firms generating approximately $1.5 million annually in tax preparation fees. We made five acquisitions in fiscal 2007. See Note 3 to Notes to Consolidated Financial Statements for more on acquisitions.

EMPLOYEES

As of June 30, 2008, we employed 218 persons on a permanent full-time basis. During tax season, we typically employ seasonal employees who do only tax return preparation or provide support functions. The minimum requirements for a tax preparer at the Company are generally some tax preparation experience and the completion of our proprietary tax preparation training course or equivalent educational experience.

Each of the registered representatives licensed with PCS and insurance agents licensed through us have entered into a commission sharing agreement with us. Each such agreement generally provides that a specified percentage of the commissions earned by us are paid to the registered representative or insurance agent. In the commission sharing agreements, the employee registered representatives also agree to maintain certain Company information as confidential and not to compete with us.

TRADEMARK

We have registered our "Gilman Ciocia Tax and Financial Planning" trademark with the U.S. Patent and Trademark Office. The trademark is registered through 2017.

EQUITY FINANCING

On August 20, 2007, we closed the sale (the "Investment Purchase Closing") of
40.0 million shares of our common stock, par value $0.01 per share, at a price of $0.10 per share (the "Investment Purchase") for proceeds of $4.0 million pursuant to an Investor Purchase Agreement dated April 25, 2007 (the "Purchase Agreement") with Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P.I and WebFinancial Corporation (the "Investment Purchasers"). The 40.0 million shares of common stock were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 under Regulation D, Rule 506 ("Rule 506"). The proceeds from the Investment Purchase Closing were used as follows:
$2.4 million was paid to Met Life Insurance Company of Connecticut ("Met Life"), formerly known as the Travelers Insurance Company, in full satisfaction of the approximately $6.8 million, including principal and interest, owed to Met Life by us; $50.0 thousand was paid to Wachovia Bank, National Association ("Wachovia") as a principal payment, which reduced our loan balance with Wachovia to approximately $0.7 million; $19.2 thousand was paid to Wachovia for a loan fee and legal fees; and the $1.6 million balance was retained by us to be used as working capital.

The Investment Purchase Closing was contingent upon, among other things, the purchase of an additional 40.0 million shares of common stock at a price of $0.10 per share in cash or by the conversion of outstanding debt or other liabilities of ours (the "Private Placement") by other purchasers (the "Private Placement Purchasers") including officers, directors and employees of ours. Prime Partners II, LLC ("Prime Partners II"), a holding company owned in part by Michael Ryan (the Company's President and Chief Executive Officer and a member of the Company's Board of Directors) purchased 15.4 million shares of common stock in the Private Placement by the conversion of $1.5 million of Company debt. The closing of the Private Placement (the "Private Placement Closing") occurred on August 20, 2007 simultaneously with the Investment Purchase Closing.

At the Private Placement Closing, we issued 16.9 million shares of Company Stock for cash proceeds of $1.7 million and 23.1 million shares of common stock for the conversion of $2.3 million of our debt, including 15.4 million shares issued to Prime Partners II, for the conversion of $1.5 million of our debt. Such shares were issued pursuant to an exemption from the registration requirements under Rule 506. The $1.7 million of cash proceeds from the Private Placement Closing were disbursed as follows: $3.8 thousand for escrow agent fees; and the $1.7 million balance was retained by us to be used to retire the debt of affiliates.

On April 14, 2008, the SEC declared effective our registration statement, which included a prospectus filed with the SEC on April 14, 2008 for a public stock offering (the "Public Stock Offering"). Pursuant to this offering, we distributed, for no consideration to our holders of common stock, non-transferable subscription rights to purchase shares of our common stock. Each eligible shareholder received one subscription right for each share of common stock owned at the close of business on April 14, 2008, the record date. We distributed subscription rights exercisable for up to an aggregate of 20.0 million shares of our common stock.

Each subscription right entitled an eligible shareholder to purchase up to four shares of common stock, subject to adjustment, at a subscription price of $0.10 per share. This is the same price at which we sold 80.0 million shares of common stock in the two private placements described above. Shareholders who exercised their basic subscription rights in full could over-subscribe for additional shares to the extent additional shares were available. The Public Stock Offering expired on June 20, 2008. A total of 3.9 million shares of the common stock were issued pursuant to the Public Stock Offering.

The Investment Purchasers and the Private Placement Purchasers (collectively, the "2007 Investors") did not receive subscription rights, but had the right until September 15, 2008 to purchase at $0.10 per share the shares that remained unsold on June 20, 2008. On September 12, 2008, we filed a supplement to our prospectus extending until December 31, 2008 the period during which the 2007 Investors have a right to purchase up to the 16.1 million shares of common stock offered under the prospectus that remained unsold at the expiration of the Public Stock Offering. Accordingly, until December 31, 2008, the 2007 Investors have the right, on a "first come, first served" basis, to purchase these shares at the $0.10 per share subscription price.

ITEM 1A. RISK FACTORS

Our business could be harmed by market volatility and declines in general economic conditions

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

We have a history of losses and may incur losses in the future

While, we reported a profit for the fiscal years ended June 30, 2008 and 2007, we incurred losses in fiscal years 2006, 2005, and 2004 and may incur losses again in the future. As of June 30, 2008, our accumulated deficit was $29.8 million. If we fail to continue to earn profits, the value of a shareholders investment may decline.

Certain private shareholders, including some of our directors and officers, control a substantial interest in us and thus may influence certain actions requiring a vote of our shareholders

On August 20, 2007, Michael Ryan (our Chief Executive Officer), Carole Enisman (our Executive Vice President of Operations), Ted Finkelstein (our Vice President and General Counsel), Dennis Conroy, Prime Partners, Inc. and Prime Partners II, LLC (holding companies owned in part by Michael Ryan), Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P.I and WebFinancial Corporation entered into a Shareholders Agreement concerning the voting of their shares of our common stock. These shareholders collectively own approximately 66.1% of our issued and outstanding shares of common stock. Pursuant to the shareholders agreement, these shareholders will have the ability to influence certain actions requiring a shareholder vote, including, the election of directors. This concentration of ownership and control by these shareholders could delay or prevent a change in our control or other action, even when a change in control or other action might be in the best interests of our other shareholders.

Our staggered board may entrench management, could prevent or delay a change of control of our Company and discourage unsolicited shareholder proposals or bids for our common stock that may be in the best interests of our shareholders

Our restated certificate of incorporation provides that our board of directors is divided into three classes, serving staggered three-year terms. As a result, at any annual meeting only a minority of our board of directors will be considered for election. Since our "staggered board" would prevent our shareholders from replacing a majority of our board of directors at any annual meeting, it may entrench management, delay or prevent a change in our control and discourage unsolicited shareholder proposals or unsolicited bids for our common stock that may be in the best interests of our shareholders.

Making and integrating acquisitions could impair our operating results

Our current strategy is to actively pursue acquisitions of tax preparation and accounting firms. Acquisitions involve a number of risks, including: diversion of management's attention from current operations; disruption of our ongoing business; difficulties in integrating and retaining all or part of the acquired business, its customers and its personnel; and the effectiveness of the acquired company's internal controls and procedures. The individual or combined effect of these risks could have an adverse effect on our business. In paying for an acquisition, we may deplete our cash resources. Furthermore, there is the risk that our valuation assumptions, customer retention expectations and our models for an acquired product or business may be erroneous or inappropriate due to foreseen or unforeseen circumstances and thereby cause us to overvalue an acquisition target. There is also the risk that the contemplated benefits of an acquisition may not materialize as planned or may not materialize within the time period or to the extent anticipated.

Our operations may be adversely affected if we are not able to expand our financial planning business by hiring additional financial planners and opening new offices

If the financial planners that we presently employ or recruit do not perform successfully, our operations may be adversely affected. We plan to continue to expand in the area of financial planning, by expanding the business of presently employed financial planners and by recruiting additional financial planners. Our revenue growth will in large part depend upon the expansion of existing business and the successful integration and profitability of the recruited financial planners. Our growth will also depend on the success of independent financial planners who are recruited to join us. The financial planning channel of our business has generated an increasing portion of our revenues during the past few years, and if such channel does not continue to be successful, our revenue may not increase.

Our Consolidated Financial Statements do not include any adjustments that might result due the opening of new offices or from the uncertainties of a shift in the our business

We may choose to open new offices. When we open a new office, we incur significant expenses to build out the office and to purchase furniture, equipment and supplies. We have found that a new office usually suffers a loss in its first year of operation, shows no material profit or loss in its second year of operation and does not attain profitability, if ever, until its third year of operation. Therefore, our operating results could be materially adversely affected in any year that we open a significant number of new offices. If the financial markets deteriorate, our financial planning channel will suffer decreased revenues. Our revenue and profitability may be adversely affected by declines in the volume of securities transactions and in market liquidity, which generally result in lower revenues from trading activities and commissions. Lower securities price levels may also result in a reduced volume of transactions as well as losses from declines in the market value of securities held in trading, investment and underwriting positions. In periods of low volume, the fixed nature of certain expenses, including salaries and benefits, computer hardware and software costs, communications expenses and office leases, will adversely affect profitability. Sudden sharp declines in market values of securities and the failure of issuers and counterparts to perform their obligations can result in illiquid markets in which we may incur losses in our principal trading and market making activities.

Our sale of 80.0 million shares of common stock in August 2007 and the 3.9 million shares in the Public Stock Offering significantly diluted the common stock ownership of our shareholders. Our potential sale of 16.1 million shares of common stock in the Public Stock Offering to the 2007 Investors will further dilute the common stock ownership of our shareholders, all of which could adversely affect future prices of our stock

The significant dilution of the common stock ownership of existing shareholders resulting from our August 2007 private placements, and the dilution of common stock ownership resulting from our sale of 3.9 million shares of common stock in the Public Stock Offering, along with the potential sale of 16.1 million of common stock to the 2007 Investors in the Public Stock Offering could have an adverse effect on the future price of the shares of our common stock and on the future volume of the shares traded.

We are not quoted on a national securities exchange, which would limit our ability to raise capital and your ability to trade in our securities, and which results in additional regulatory requirements

On April 23, 2008, FINRA cleared the request of vFinance Investments, Inc. for a quotation on the OTC Bulletin Board for Gilman Ciocia, Inc. common stock pursuant to NASD Rule 6640 and Rule 15c2-11 under the Securities Exchange Act of 1934. The Company is now trading on the OTC Bulletin Board under the symbol GTAX. If the Company fails to meet criteria set forth in Rule 15c2-11 (for example, by failing to file periodic reports as required by the Exchange Act), various practice requirements are imposed on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have a material adverse effect on the ability of broker-dealers to sell the Company's securities, which may materially affect the ability of shareholders to sell the securities in the secondary market. Not being listed on a national securities exchange may make trading our shares difficult for investors, potentially leading to declines in the share price. It may also make it more difficult for us to raise additional capital.

The low trading volume of the our common stock increases volatility, which could impair our ability to obtain equity financing

Low trading volume in our common stock increases volatility, which could result in the impairment of our ability to obtain equity financing. As a result, historical market prices may not be indicative of market prices in the future. In addition, the stock market has recently experienced extreme stock price and volume fluctuation. Our market price may be impacted by changes in earnings estimates by analysts, economic and other external factors and the seasonality of our business. Fluctuations or decreases in the trading price of the common stock may adversely affect the shareholders' ability to buy and sell the common stock and our ability to raise money in a future offering of common stock.

Changing laws and regulations have resulted in increased compliance costs for us, which could affect our operating results

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and newly enacted SEC regulations have created additional compliance requirements for companies such as ours. We are committed to maintaining high standards of internal controls over financial reporting, corporate governance and public disclosure. As a result, we intend to continue to invest appropriate resources to comply with evolving standards, and this investment has resulted and will likely continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. See Item 9A(T)."Controls and Procedures."

The expense and diversion of management attention which result from litigation could have an adverse effect on our operating results and could harm our ability to effectively manage our business

If we were to be found liable to clients for misconduct alleged in civil proceedings, our operations may be adversely affected. Many aspects of our business involve substantial risks of liability. There has been an increase in litigation and arbitration within our securities industry in recent years, including class action suits seeking substantial damages. Broker-dealers such as PCS are subject to claims by dissatisfied clients, including claims alleging they were damaged by improper sales practices such as unauthorized trading, churning, sale of unsuitable securities, use of false or misleading statements in the sale of securities, mismanagement and breach of fiduciary duty. Broker-dealers may be liable for the unauthorized acts of their retail brokers and independent contractors if they fail to adequately supervise their conduct. PCS is currently a defendant/respondent in numerous such proceedings. PCS maintains securities broker-dealer's professional liability insurance to insure against this risk, but the insurance policy contains a deductible (presently $50,000) and a cumulative cap on coverage (presently $3,000,000). In addition, certain activities engaged in by brokers may not be covered by such insurance. The adverse resolution of any legal proceedings involving us could have a material adverse effect on our business, financial condition, and results of operations or cash flows.

The outcome of the SEC investigation could have a material affect on our operating results

On September 6, 2005, we received an informal inquiry from the SEC regarding variable annuity sales by our registered representatives during the period January 1, 2002 through August 1, 2005. On June 22, 2006, the SEC entered a formal order of investigation. Pursuant to SEC subpoenas, we have supplied documents to the SEC and several officers, employees and former employees have testified before the SEC. We cannot predict whether or not the investigation will result in an enforcement action. Further, if there were an enforcement action, we cannot predict whether or not our operating results would be affected.

Dependence on technology software and systems and our inability to provide assurance that our systems will be effective could adversely affect our operations

As an information-financial services company with a subsidiary broker-dealer, we are greatly dependent on technology software and systems and on the internet to maintain customer records, effect securities transactions and prepare and file tax returns. In the event that there is an interruption to our systems due to internal systems failure or from an external threat, including terrorist attacks, fire and extreme weather conditions, our ability to prepare and file tax returns and to process financial transactions could be affected. We have offsite backup, redundant and remote failsafe systems in place to safeguard against these threats but there can be no assurance that such systems will be effective to prevent malfunction and adverse effects on operations.

We face substantial competition. If we fail to remain competitive, we may lose customers and our results of operations would be adversely affected.

The financial planning and tax planning industries are highly competitive. If our competitors create new products or technologies, or are able to take away our customers, our results of operations may be adversely affected. Our competitors include companies specializing in income tax preparation as well as companies that provide general financial services. Our principal competitors are H&R Block and Jackson Hewitt in the tax preparation field and many well-known national brokerage and insurance firms in the financial services field, including Merrill Lynch and Citigroup. Many of these competitors have larger market shares and significantly greater financial and other resources than us. We may not be able to compete successfully with such competitors. Competition could cause us to lose existing clients, impact our ability to acquire new clients and increase advertising expenditures, all of which could have a material adverse effect on our business or operating results.

Additionally, federal and state governments may in the future become direct competitors to our tax offerings. If federal and state governments provide their own software and electronic filing services to taxpayers at no charge it could have a material adverse effect on our business, financial condition and results of operations. The federal government has proposed legislation that could further this initiative.

Government initiatives that simplify tax return preparation could reduce the need for our services as a third party tax return preparer

Many taxpayers seek assistance from paid tax return preparers such as us because of the level of complexity involved in the tax return preparation and filing process. From time to time, government officials propose measures seeking to simplify the preparation and filing of tax returns or to provide additional assistance with respect to preparing and filing such tax returns. The passage of any measures that significantly simplify tax return preparation or otherwise reduce the need for a third party tax return preparer could reduce demand for our services, causing our revenues or profitability to decline.

Changes in the tax law that result in a decreased number of tax returns filed or a reduced size of tax refunds could harm our business

From time to time, the United States Treasury Department and the Internal Revenue Service adopt policy and rule changes and other initiatives that result in a decrease in the number of tax returns filed or reduce the size of tax refunds. Similar changes in the tax law could reduce demand for our services, causing our revenues or profitability to decline.

The highly seasonal nature of our business presents a number of financial risks and operational challenges which, if we fail to meet, could materially affect our business

Our business is highly seasonal. We generate substantially all of our tax preparation revenues during tax season, which is the period from January 1 through April 30. The concentration of this revenue-generating activity during this relatively short period presents a number of operational challenges for us including: (i) cash and resource management during the first eight months of our fiscal year, when we generally operate at a loss and incur fixed costs and costs of preparing for the upcoming tax season; (ii) flexible staffing, because the number of employees at our offices during the peak of tax season is much higher than at any other time; (iii) accurate forecasting of revenues and expenses; and
(iv) ensuring optimal uninterrupted operations during peak season, which is the period from late January through April.

If we were unable to meet these challenges or were to experience significant business interruptions during tax season, which may be caused by labor shortages, systems failures, work stoppages, adverse weather or other events, many of which are beyond our control, we could experience a loss of business, which could have a material adverse effect on our business, financial condition and results of operations.

Competition from departing employees and our ability to enforce contractual non-competition and non-solicitation provisions could adversely affect our operating results

If a large number of our employees and financial planners depart and begin to compete with us, our operations may be adversely affected. Although we attempt to restrict such competition contractually, as a practical matter, enforcement of contractual provisions prohibiting small-scale competition by individuals is difficult. In the past, departing employees and financial planners have competed with us. They have the advantage of knowing our methods and, in some cases, having access to our clients. No assurance can be given that we will be able to retain our most important employees and financial planners or that we will be able to prevent competition from them or successfully compete against them. If a substantial amount of such competition occurs, the corresponding reduction of revenue may materially adversely affect our operating results.

Departure of key personnel could adversely affect our operations

If any of our key personnel were to leave the Company, our operations may be adversely affected. We believe that our ability to successfully implement our business strategy and operate profitably depends on the continued employment of James Ciocia, our Chairman of the Board of Directors, Michael Ryan, our President and Chief Executive Officer, Ted Finkelstein, our Vice President and General Counsel, Kathryn Travis, our Secretary, Carole Enisman, our Executive Vice President of Operations, and Karen Fisher, our Chief Accounting Officer. Michael Ryan and Carole Enisman are married. If any of these individuals become unable or unwilling to continue in his or her present position, our business and financial results could be materially adversely affected.

The decision not to pay dividends could impact the marketability of our common stock

Our decision not to pay dividends could negatively impact the marketability of our common stock. Since our initial public offering of securities in 1994, we have not paid dividends and do not plan to pay dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance our growth.

The release of restricted common stock may have an adverse affect on the market price of the common stock

The release of various restrictions on the possible future sale of our common stock may have an adverse affect on the market price of our common stock. Based on information received from our transfer agent, approximately 83.3 million shares of the common stock outstanding are "restricted securities" under Rule 144 of the Securities Act of 1933.

In general, under Rule 144, a person who has satisfied a six-month holding period may, under certain circumstances, sell, within any three month period, a number of shares of "restricted securities" that do not exceed the greater of one percent of the then outstanding shares of common stock or the average weekly trading volume of such shares during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares of common stock by a person who is not an "affiliate" of the Company (as defined in Rule
144) and who has satisfied a six-month holding period, without any volume or other limitation.

The general nature of the securities industry as well as its regulatory requirements could materially affect our business

If a material risk inherent to the securities industry was to be realized, the value of our common stock may decline. The securities industry, by its very nature, is subject to numerous and substantial risks, including the risk of declines in price level and volume of transactions, losses resulting from the ownership, trading or underwriting of securities, risks associated with principal activities, the failure of counterparties to meet commitments, customer, employee or issuer fraud risk, litigation, customer claims alleging improper sales practices, errors and misconduct by brokers, traders and other employees and agents (including unauthorized transactions by brokers), and errors and failure in connection with the processing of securities transactions. Many of these risks may increase in periods of market volatility or reduced liquidity. In addition, the amount and profitability of activities in the securities industry are affected by many national and international factors, including economic and political conditions, broad trends in industry and finance, level and volatility of interest rates, legislative and regulatory changes, currency values, inflation, and the availability of short-term and long-term funding and capital, all of which are beyond our control.

Several current trends are also affecting the securities industry, including increasing consolidation, increasing use of technology, increasing use of discount and online brokerage services, greater self-reliance of individual investors and greater investment in mutual funds. These trends could result in our facing increased competition from larger broker-dealers, a need for increased investment in technology, or potential loss of clients or reduction in commission income. These trends or future changes could have a material adverse effect on our business, financial condition, and results of operations or cash flows.

If new regulations are imposed on the securities industry, our operating results may be adversely affected. The SEC, FINRA, the NYSE and various other regulatory agencies have stringent rules with respect to the protection of customers and maintenance of specified levels of net capital by broker-dealers. The regulatory environment in which we operate is subject to change. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, FINRA, other U.S. governmental regulators or SROs. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by the SEC, other federal and state governmental authorities and SROs.

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

Our business may be materially affected not only by regulations applicable to it as a financial market intermediary, but also by regulations of general application. For example, the volume and profitability of our, or our clients' trading activities in a specific period could be affected by, among other things, existing and proposed tax legislation, antitrust policy and other governmental regulations and policies (including the interest rate policies of the Federal Reserve Board) and changes in interpretation or enforcement of existing laws and rules that affect the business and financial communities.

System or network failures or breaches in connection with our services and products could reduce our sales, impair our reputation, increase costs or result in liability claims, and seriously harm our business

Any disruption to our services and products, our own information systems or communications networks or those of third-party providers upon whom we rely as part of its own product offerings, including the internet, could result in the inability of our customers to receive our products for an indeterminate period of time. Our services may not function properly for any of the following reasons:

      o     System or network failure;
      o     Interruption in the supply of power;
      o     Virus proliferation;
      o     Security breaches;
      o     Earthquake, fire, flood or other natural disaster; or
      o     An act of war or terrorism.

Although we have made significant investments, both internally and with third-party providers, in redundant and back-up systems for some of our services and products, these systems may be insufficient or may fail and result in a disruption of availability of our products or services to our customers. Any disruption to our services could impair our reputation and cause us to lose customers or revenue, or face litigation, customer service or repair work that would involve substantial costs and distract management from operating our business.

Failure to comply with laws and regulations that protect customers' personal information could result in significant fines and harm our brand and reputation

We manage highly sensitive client information, which is regulated by law. Problems with the safeguarding and proper use of this information could result in regulatory actions and negative publicity, which could adversely affect our reputation and results of operations.

ITEM 2. PROPERTIES

Our corporate headquarters is located at 11 Raymond Avenue, Poughkeepsie, NY 10603, where we lease approximately 19,000 square feet of space. All our company-owned offices are leased. We believe that any of our rental spaces could be replaced with comparable office space, however, location and convenience is an important factor in marketing our services to our clients.

ITEM 3. LEGAL PROCEEDINGS

The Company and PCS are defendants and respondents in lawsuits and FINRA arbitrations in the ordinary course of business. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies," we have established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, our management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of the losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect our estimate of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. We accrued $0.2 million as a reserve for potential settlements, judgments and awards at June 30, 2008. PCS has errors and omissions coverage that will cover a portion of such matters. In addition, under the PCS registered representatives contract, each registered representative is responsible for covering awards, settlements and costs in connection with these claims. While we will vigorously defend our self in these matters and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

On September 6, 2005, we received an informal inquiry from the SEC regarding variable annuity sales by our registered representatives during the period January 1, 2002 through August 1, 2005. On June 22, 2006, the SEC entered a formal order of investigation. Pursuant to SEC subpoenas, we have supplied documents to the SEC and several officers, employees and former employees have testified before the SEC. We cannot predict whether or not the investigation will result in an enforcement action. Further, if there were an enforcement action, we cannot predict whether or not our operating results would be affected.

On February 4, 2004, we were served with a Summons and a Shareholder's Class Action and Derivative Complaint with the following caption: "Gary Kosseff, Plaintiff, against James Ciocia, Thomas Povinelli, Michael Ryan, Kathryn Travis, Seth A. Akabas, Louis P. Karol, Edward Cohen, Steven Gilbert and Doreen Biebusch, Defendants and Gilman & Ciocia, Inc., Nominal Defendant". The nature of the action is that the Company, our board of directors and our management, breached their fiduciary duty of loyalty in connection with the sale of certain of the Company's offices. The action was filed in the Court of Chancery of the State of Delaware in and for New Castle County under Civil Action No. 188-N. The case was scheduled for trial on June 4, 2007. The trial was postponed without a new date pending settlement negotiations. On February 15, 2008, a Settlement Agreement was executed settling the lawsuit. At a hearing on September 22, 2008, the Court of Chancery of the State of Delaware approved the Settlement Agreement and reserved decision on setting an award of attorney's fees and expenses for plaintiff's counsel. We believe there will be no material adverse impact on our financial position from any award of attorney's fees and expenses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Prior to April 23, 2008, the shares of our common stock were traded on what is commonly called the grey sheets under the symbol "GTAX.PK". On April 23, 2008, FINRA cleared the request of vFinance Investments, Inc. for a quotation on the OTC Bulletin Board for Gilman Ciocia, Inc. common stock pursuant to NASD Rule 6640 and Rule 15c2-11 under the Securities Exchange Act of 1934. We are now quoted on the OTC Bulletin Board under the symbol GTAX.

The following table sets forth the high and low closing prices for the common stock for the fiscal 2008 and 2007 quarters indicated:

                              ------------------------------------
                                   High                 Low
                              Fiscal    Fiscal    Fiscal    Fiscal
                               Year      Year      Year      Year
             Quarter Ended     2008      2007      2008      2007
             -------------    ------    ------    ------    ------

             September 30,    $ 0.25    $ 0.35    $ 0.05    $ 0.01
              December 31,    $ 0.33    $ 0.25    $ 0.05    $ 0.05
                 March 31,    $ 0.50    $ 0.25    $ 0.05    $ 0.05
                  June 30,    $ 0.40    $ 0.20    $ 0.10    $ 0.02

DIVIDENDS AND DIVIDEND POLICY

Since our initial public offering of securities in 1994, we have not paid dividends, and we do not plan to pay dividends in the foreseeable future. We currently intend to retain any future earnings to finance our growth.

HOLDERS OF COMMON STOCK

On June 30, 2008, there were approximately 427 shareholders of common stock of record. This does not reflect persons or entities that hold common stock in nominee or "street" name through various brokerage firms. On the close of trading on June 30, 2008, the price of the common stock was $0.12 per share.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended June 30, 2008, we issued the following shares of common stock in privately negotiated transactions that were not registered under the Securities Act pursuant to the exemption provided by Section 4(2) of the Securities Act:

      o On August 2, 2007 we issued 24,027 shares to an employee in consideration for services as compensation pursuant to the terms of his financial planner agreement.

      o On August 21, 2007, we issued 0.1 million shares for no additional consideration to a group of Company management and employees who purchased a loan owed by the Company ("Purchasing Group") as interest on this loan. On November 2, 2007 we issued 7,500 shares as a final interest payment for no additional consideration.

      o On August 22, 2007, we issued 15,000 shares to certain of our Board Directors in consideration for services as director compensation.

      o On August 20, 2007 we sold, for $0.10 per share, 40.0 million shares of our common stock to the Investment Purchasers, as further described above, and an additional 40.0 million shares of our common stock to the Private Placement Purchasers in consideration for the conversion of certain Company debt and other liability of the Company. See Equity Financing and Note 21 to Notes to Consolidated Financial Statements for a further discussion of these sales.

No underwriters participated in these transactions. These sales were privately negotiated with the individual(s) with whom we had prior relationships.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

                                                                                                                 (c)
                                                        (a)                         (b)            Number of Securities Remaining
                                             Number of Securities to be      Weighted-Average       Available for Future Issuance
                                              Issued Upon Exercise of        Exercise Price of     Under Equity Compensation Plans
                                           Outstanding Options, Warrants   Options, Warrants and   (Excluding Securities Reflected
                       Plan Category                 and Rights                   Rights                   in Column (a) )
----------------------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans Approved
by Shareholders                                                    --                       --                     16,128,106

Equity Compensation Plans not Approved
by Shareholders                                                80,000                    $1.04                             --
                                               ----------------------                                    --------------------
Total                                                          80,000                                              16,128,106

We maintain records of option grants by year, exercise price, vesting schedule and grantee. In certain cases, we have estimated, based on all available information, the number of such options that were issued pursuant to each plan. The material terms of each option grant varied according to the discretion of the board of directors. In addition, from time to time, we have issued, and in the future may issue, additional non-qualified options pursuant to individual option agreements, the terms of which vary from case to case. See Note 14 to Notes to Consolidated Financial Statements.

Our 2007 Stock Incentive Plan was adopted at our shareholders meeting on July 19, 2007. Subject to anti-dilution adjustments as provided in the 2007 Plan, (i) the 2007 Plan provides for a total of 16.1 million shares of our common stock to be available for distribution pursuant to the 2007 Plan, and (ii) the maximum number of shares of our common stock with respect to which stock options, restricted stock, deferred stock, or other stock-based awards may be granted to any participant under the 2007 Plan during any calendar year or part of a year may not exceed 0.6 million shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto set forth in Item 8. "Financial Statements and Supplementary Data". In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions which could cause actual results to differ materially from our expectations. See "Statement Regarding Forward-Looking Disclosure" included in
Part I of this report.

OVERVIEW

Company Model

We provide federal, state and local income tax return preparation for individuals predominantly in middle and upper income brackets and accounting services to small and midsize companies and financial planning services, including securities brokerage, investment management services, insurance, and financing services. Clients often consider other aspects of their financial needs such as investments, insurance, pension and estate planning, while having their tax returns prepared by us. We believe that our tax return preparation and accounting services are inextricably intertwined with our financial planning activities. Neither channel would operate as profitably by itself and the two channels leverage off each other, improving profitability and client retention. The financial planners who provide such services are employees of the Company and/or independent contractors of the Company's Prime Capital Services, Inc. ("PCS") subsidiary. The Company and PCS earn a share of commissions (depending on what service is provided) from the services that the financial planners provide to the clients in transactions for securities, insurance and related products. We also earn substantial revenue from asset management services provided through Asset & Financial Planning, Ltd. ("AFP"), our wholly owned subsidiary. We also earn revenues from commissions for acting as an insurance agent and as a broker for financing services. PCS also earns revenues ("PCS Marketing") from its strategic marketing relationships with certain product sponsors which enables PCS to efficiently utilize its training, marketing and sales support resources.

For the fiscal year ended June 30, 2008, approximately 13% of our revenues were earned from tax preparation and accounting services and 87% were earned from all financial planning and related services of which approximately 71% was earned from mutual funds, annuities and securities transactions, 23% from asset management, 3% from insurance, 2% from PCS Marketing, and 1% from financing services.

Managed Assets

As indicated in the following table, as of June 30, 2008, assets under AFP management decreased $33.2 million, to $596.4 million, from $629.6 million as of June 30, 2007. This decrease is mostly attributable to market declines of $58.7 million offset by net increases in assets under management of approximately $25.5 million. As of June 30, 2008, total Company assets under custody were $4.2 billion, down $729.6 million from June 30, 2007.

The following table presents the market values of assets under management by
AFP:

      (in thousands)

       Market Value                                                 Total Assets
          as of                                                      Under AFP
         June 30,            Annuities          Brokerage            Management
      --------------------------------------------------------------------------

           2008              $330,503            $265,850             $596,353
           2007              $354,659            $274,943             $629,602

The following table presents the market values of total Company assets under custody:

      (in thousands)
       Market Value       Total Company
          as of            Assets Under
         June 30,            Custody
      ---------------------------------

           2008             $4,231,803
           2007             $4,961,358

Debt

On August 20, 2007, we sold 80.0 million shares of our common stock at the Investment Purchase Closing and the Private Placement Closing. On August 20, 2007, we paid Met Life $2.4 million from the proceeds of the Investment Purchase Closing and the Private Placement Closing in full satisfaction of the approximately $6.8 million, including principal and interest, previously owed to Met Life. During the period the loan was outstanding, we were in default on our $5.0 million distribution financing with Met Life. See Note 21 to Notes to Consolidated Financial Statements for a discussion of the stock sales.

As of June 30, 2008, we were in default of certain covenants under our term loan/revolving letter of credit financing with Wachovia. Our debt forbearance agreement with Wachovia was last amended on April 1, 2006. We do not believe that Wachovia will issue a notice of default for any of these defaults. As a result of these defaults, our debt with Wachovia has been classified as a current liability on our financial statements. On August 20, 2007, as a result of the Investment Purchase Closing and the Private Placement Closing, a $50.0 thousand principal payment was made to Wachovia. On April 7, 2008, Wachovia agreed to waive our principal payments for the months of April, May and June of 2008 and to extend the due date of the loan with us from October 2008 to January 2009. We resumed our monthly payments in July 2008. As of September 15, 2008, our outstanding principal balance was $0.2 million.

A $1.0 million loan (the "Purchasing Group Loan") owed by us and 0.8 million shares of our common stock were sold to a group of Company management and employees (the "Purchasing Group") on April 29, 2005 for the amount of $0.8 million. The $0.3 million debt reduction agreed to by the Purchasing Group was recorded to paid-in-capital, as the Purchasing Group is a related party. On August 20, 2007, as part of the Private Placement Closing, $0.7 million of the Purchasing Group Loan was converted to 7.1 million shares of Company common stock.

See Note 11 to Notes to Consolidated Financial Statements for a further discussion of the Company's debt.

Acquisitions

We are actively pursuing acquisitions of tax preparation and accounting firms to increase our client base and accounting business. In an effort to facilitate identifying potential acquisitions, we have launched an advertising campaign involving targeted direct mail, a customized website and inbound and outbound telemarketing to prospect for leads. In fiscal 2008, we entered into four agreements to purchase tax preparation and accounting businesses.

Regulatory Investigations

On September 6, 2005, we received an informal inquiry from the SEC regarding variable annuity sales by our registered representatives during the period January 1, 2002 through August 1, 2005. On June 22, 2006, the SEC entered a formal order of investigation. Pursuant to SEC subpoenas, we have supplied documents to the SEC and several officers, employees and former employees have testified before the SEC. We cannot predict whether or not the investigation will result in an enforcement action. Further, if there were an enforcement action, we cannot predict whether or not our operating results would be affected.

RESULTS OF OPERATIONS

The following table sets forth certain items from our statements of operations expressed as a percentage of revenue for fiscal years ended June 30, 2008 and 2007. The trends illustrated in the following table are not necessarily indicative of future results.

                                                 For Fiscal Years Ended June 30,
                                                   2008                   2007
                                                 -------------------------------

Revenues
   Financial Planning Services                      87.0%                  89.9%
   Tax Preparation and Accounting Fees              13.0%                  10.1%
                                                 -------------------------------
         Total Revenue                             100.0%                 100.0%
                                                 -------------------------------

Operating Expenses
       Commissions                                  57.8%                  61.5%
       Salaries                                     18.9%                  16.6%
       General and Administrative Expense           11.3%                   9.1%
       Advertising                                   3.9%                   3.3%
       Brokerage Fees & Licenses                     2.6%                   2.3%
       Rent                                          5.2%                   4.6%
       Depreciation and Amortization                 2.1%                   1.8%
                                                 -------------------------------
        Total Operating Expenses                   101.8%                  99.2%
                                                 -------------------------------

Income/(Loss) Before Other Income/(Expense)         -1.8%                   0.8%
Other Income/(Expense)                               9.2%                   0.7%
                                                 -------------------------------

Income Before Income Taxes                           7.4%                   1.5%
   Income Taxes                                      0.2%                   0.0%
                                                 -------------------------------
Net Income                                           7.2%                   1.5%
                                                 -------------------------------

The following table sets forth a summary of our consolidated results of operations for fiscal years ended June 30, 2008 and 2007:

(in thousands, except share data)               For Fiscal Years Ended June 30,
Consolidated Results of Operations               2008        2007      % Change
                                               --------------------------------
Revenues                                       $ 50,877    $ 53,052        -4.1%
Commissions                                      29,419      32,643        -9.9%
Other Operating Expenses                         22,386      19,970        12.1%
Net Income                                        3,698         793       366.3%

Diluted EPS from Net Income                    $   0.05    $   0.08       -37.5%

The following two tables set forth a breakdown of our consolidated revenue detail by product line and brokerage product type for the fiscal years ended June 30, 2008 and 2007:

(in thousands)                          For Fiscal Years Ended June 30,
Consolidated Revenue Detail               2008                    2007                % Change
----------------------------------------------------------------------------------------------
Revenue by Product Line
Brokerage Commissions                   $ 31,524                $ 35,057                -10.1%
Advisory Fees                             10,023                   9,905                  1.2%
Tax Preparation and Accounting Fees        6,623                   5,358                 23.6%
Insurance Commissions                      1,459                   1,056                 38.2%
Marketing Revenue                            911                   1,003                 -9.2%
Lending Services                             337                     673                -49.9%
                                        -----------            ---------
    Total Revenue                       $ 50,877                $ 53,052                 -4.1%
                                        ===========            =========

Brokerage Commissions by Product Type
Annuities                               $ 16,589                $ 19,564                -15.2%
Trails                                     8,122                   7,438                  9.2%
Mutual Funds                               4,473                   5,410                -17.3%
Equities, Bonds & UIT                      1,106                   1,379                -19.8%
All other products                         1,234                   1,266                 -2.5%
                                        -----------            ---------
   Brokerage Commissions                $ 31,524                $ 35,057                -10.1%
                                        ===========            =========

The following table sets forth a breakdown of our consolidated financial planning revenue by company-owned offices and independent offices for the fiscal years ended June 30, 2008 and 2007:

                                         For Fiscal Years Ended June 30,
                                         -------------------------------
                                                % of                     % of
(in thousands)                      2008       Total         2007       Total
-------------------------------------------------------------------------------
Company-Owned Offices             $ 19,868          45%    $ 17,694          37%
Independent Offices                 24,386          55%      30,000          63%
                                  --------                 --------
        Total                     $ 44,254                 $ 47,694
                                  ========                 ========

The following table sets forth a breakdown of our consolidated revenue detail by company-owned offices for the fiscal years ended June 30, 2008 and 2007:

                                         For Fiscal Years Ended June 30,
                                         -------------------------------
                                                % of                     % of
(in thousands)                      2008       Total         2007       Total
-------------------------------------------------------------------------------
Financial Planning                $ 19,868          75%    $ 17,694          77%
Tax Preparation and Accounting
  Services                           6,623          25%       5,358          23%
                                  --------                 --------
            Total                 $ 26,491                 $ 23,052
                                  ========                 ========

FISCAL 2008 COMPARED WITH FISCAL 2007

Our revenues for the fiscal year ended June 30, 2008 were $50.9 million, down 4.1%, compared with $53.1 million for the fiscal year ended June 30, 2007. This decrease was primarily attributable to a decline in our revenues from annuity sales as we focus on products and services that generate recurring revenue and mutual fund sales resulting from a weak market, as well as attrition mostly in independently-owned offices, which we refer to as the independent channel. These declines were partially offset by a 23.6% increase in our tax preparation and accounting services business resulting from our acquisitions and marketing efforts to increase organic growth, an increase of 4.6% in advisory fees and trails revenue as well as a 38.2% increase in our insurance business.

Our total revenues for the fiscal year ended June 30, 2008 consisted of $44.3 million for financial planning services and $6.6 million for tax preparation services. Financial planning services represented approximately 87.0% and tax preparation and accounting services represented approximately 13.0% of our total revenues for the fiscal year ended June 30, 2008. Our total revenues for the fiscal year ended June 30, 2007 consisted of $47.7 million for financial planning services and $5.4 million for tax preparation and accounting services. Financial planning represented approximately 90.0% and tax preparation and accounting fees represented approximately 10.0% of our revenues for the fiscal year ended June 30, 2007.

Our financial planning revenue was split approximately 45.0% for company owned offices and 55.0% for independent offices for the fiscal year ended June 30, 2008. Thus within Company offices, financial planning services represented approximately 75.0% of revenues and tax preparation services represented approximately 25.0%. Our financial planning revenue was split approximately 37.0% for company owned offices and 63.0% for independent offices for the fiscal year ended June 30, 2007. Within company owned offices approximately 77.0% of revenues for this time period came from financial planning and 23.0% came from tax preparation and accounting services for the fiscal year ended June 30, 2007. This trend indicates a shift in our channel mix to more production coming from our company representatives versus independents where last year the independent channel was a bigger contributor.

We continue to focus on products and services that generate recurring revenue. This focus is principally manifested in the growth of our investment advisory business through AFP. For the fiscal year ended June 30, 2008, revenues from recurring revenues sources (advisory and trails) increased to $18.1 million, up $0.8 million from $17.3 million for the fiscal year ended June 30, 2007, representing a 4.6% increase in recurring revenue. For the fiscal year ended June 30, 2008, recurring revenue (advisory and trails) was 35.7% of our total revenue compared to 32.7% for the fiscal year ended June 30, 2007.

For the fiscal year ended June 30, 2008, revenues from variable annuity sales were $16.6 million compared with $19.6 million for the same period last year, representing a 15.2% drop in annuity revenue. This trend is mostly indicative of our efforts to diversify our product mix.

Total operating expenses for the fiscal year ended June 30, 2008 were $51.8 million compared to $52.6 million for the fiscal year ended June 30, 2007. Operating expenses decreased mostly due to a decline in commission expense resulting from reduced revenues partially offset by increases in all other expense categories.

Commission expense for the fiscal year ended June 30, 2008 was $29.4 million (57.8% of revenue), a decrease of $3.2 million from $32.7 million (61.5% of revenue) for the fiscal year ended June 30, 2007. The decrease in commission expense is mostly attributable to declines in financial planning revenue including mutual fund sales and lending services resulting from a weaker market during the period, as well as our trend to increase recurring revenue as evidenced by significantly lower annuity sales during the period.

Salaries which consist primarily of salaries, related payroll taxes and employee benefit costs, increased by $0.9 million, or 9.8% for the fiscal year ended June 30, 2008 compared with the same period last year. The increase is mostly attributable to increased staff from acquisitions, increased staff at our headquarters related to our marketing and public relations efforts and compliance needs, as well as increases in branch office staff and new recruits who receive salary as part of their transition financing.

General and administrative expense consists primarily of expenses for general corporate functions including outside legal and professional fees, insurance, utilities, bad debt expenses and general corporate overhead costs. General and administrative expenses increased by $0.9 million in the fiscal year ended June 30, 2008 compared with the same period last year. This increase is primarily attributable to higher bad debt expense of $0.4 million resulting from an increase in the allowance related to certain receivables compared with the same period last year where we recorded a reduction of the allowance resulting from the collections of two previously determined uncollectible balances relating to the sale of two company owned offices. In addition, we recognized an additional cost of $0.4 million in fiscal 2008 due to moving our annual awards conference into the fourth quarter of 2008 from the first quarter of 2009. The remaining $0.1 million is mostly attributable to incremental general and administrative costs associated with acquisitions.

Advertising expense increased 12.4% to $2.0 million for the fiscal year ended June 30, 2008 compared with $1.8 million for the same period last year. This increase is attributable to a decision to spend more on tax season marketing in certain offices in an effort to increase revenues.

Brokerage fees and license expense for the fiscal year ended June 30, 2008 was $0.1 million higher compared with the same period last year. This increase is due to more accounts under management with third party money managers in AFP.

Rent expense increased 8.9% to $2.6 million for the fiscal year ended June 30, 2008 compared with $2.4 million for the same period last year. This increase is due to annual rent increases, new offices related to acquisitions and the relocation of existing offices to more prominent office locations, offset partially by the closing and consolidation of certain of our offices during fiscal 2008.

Depreciation and amortization for the fiscal year ended June 30, 2008 was $1.1 million, an increase from $0.9 million for the same period last year. This increase is mostly attributable to increased amortization expense related to the amortization of intangible assets related to our acquisitions.

Our loss before other income and expense for the fiscal year ended June 30, 2008 was $0.9 million compared with income of $0.4 million for the same period last year. This decline was primarily attributable to decreased financial planning revenue due to declines in market conditions and attrition mostly on the independent channel and increased operating expenses, except for commission expense, which declined relative to the decline in financial planning revenue, all partially offset by increased tax preparation and accounting services revenue.

Total other income for the fiscal year ended June 30, 2008 improved to $4.7 million in income, up from $0.4 million in the fiscal year ended June 30, 2007. The improvement is the result of the gain from the extinguishment of debt of $6.8 million owed to Met Life resulting from the Investment Purchase and the Private Placement closings on August 20, 2007, which also resulted in decreased interest expense, the adoption of Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS No. 157") (See Note 9 to Notes to Consolidated Financial Statements for a further discussion of fair value measurement), and from the gain on the sale of one of our Company offices.

Net income for the fiscal year ended June 30, 2008, was $3.7 million, or $0.05 per diluted share, compared to $0.8 million, or $0.08 per diluted share for the fiscal year ended June 30, 2007, an improvement of $2.9 million. The increase in net income is mostly attributable to the extinguishment of our debt owed to Met Life, the adoption of SFAS No. 157 and increased tax preparation and accounting services revenue, partially offset by decreased financial planning revenue and increased operating expenses. The decrease in earnings per diluted share is primarily due to the issuance of shares related to the Investment Purchase and Private Placement on August 20, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our ability to satisfy our obligations depends on our future performance, which will be subject to prevailing economic, financial, and business conditions. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand at June 30, 2008 or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by the sale of the remaining unsold shares from the Public Stock Offering to the 2007 Investors which was extended to December 31, 2008 (See Note 21 to Notes to Consolidated Financial Statements for a discussion of the Public Stock Offering) and by pursuing financing through outside lenders. We are also continuing to control operating expenses and are implementing our acquisition strategy to increase earnings and cash flow.

While we believe that payments to tax preparation and accounting practices which we have acquired have been and will continue to be funded through cash flow generated from those acquisitions, we need additional capital to fund initial payments on future acquisitions. If we do not have adequate capital to fund those future acquisitions, we may not be able to acquire all of the acquisitions available to us which could result in our not fully realizing all of the revenue which might otherwise be available to us.

As described elsewhere herein, at the Investment Purchase Closing and the Private Placement Closings on August 20, 2007, we sold 80.0 million shares of our common stock to the 2007 Investors. A portion of the proceeds of these private placements were used to pay Met Life $2.4 million in full satisfaction of the approximately $6.8 million, including principal and interest, previously owed to Met Life. See Note 21 to Notes to Consolidated Financial Statements for a discussion of the stock sales.

Also as described elsewhere herein, on April 14, 2008, the SEC declared effective our registration statement, which included a prospectus filed with the SEC on April 14, 2008 for our Public Stock Offering. Pursuant to this offering, we distributed, for no consideration to our holders of common stock, non-transferable subscription rights to purchase shares of our common stock. Each eligible shareholder received one subscription right for each share of common stock owned at the close of business on April 14, 2008, the record date. We distributed subscription rights exercisable for up to an aggregate of 20.0 million shares of our common stock. See Note 21 to Notes to Consolidated Financial Statements for a discussion of the Public Stock Offering.

Each subscription right entitled an eligible shareholder to purchase up to four shares of our common stock, subject to adjustment, at a subscription price of $0.10 per share. This is the same price at which we sold in two private placements a total of 80.0 million shares of our common stock to the 2007 Investors. Shareholders who exercised their basic subscription rights in full could over-subscribe for additional shares to the extent additional shares were available. The subscription rights expired on June 20, 2008. A total of 3,899,561 shares of our common stock were issued pursuant to the Public Stock Offering.

As of June 30, 2008, we were in default of certain covenants under our term loan/revolving letter of credit financing with Wachovia. Our debt forbearance agreement with Wachovia was last amended on April 1, 2006. We do not believe that Wachovia will issue a notice of default for any of these defaults. As a result of these defaults, our debt with Wachovia has been classified as a current liability on our financial statements. On August 20, 2007, as a result of the Investment Purchase Closing and the Private Placement Closing, a $50.0 thousand principal payment was made to Wachovia. On April 7, 2008, Wachovia agreed to waive our principal payments for the months of April, May and June of 2008 and to extend the due date of the loan with us from October 2008 to January 2009. We resumed our monthly payments in July 2008. As of September 15, 2008, our outstanding principal balance was $0.2 million.

The $1.0 million Purchasing Group Loan owed by us and 0.8 million shares of our common stock were sold to the Purchasing Group on April 29, 2005 for $0.8 million. The $0.3 million debt reduction agreed to by the Purchasing Group was recorded to paid-in-capital, as the Purchasing Group is a related party. On August 20, 2007, as part of the Private Placement Closing, $0.7 million of the Purchasing Group Loan was converted to 7.1 million shares of our common stock.

During fiscal 2008, we had net income of $3.7 million and at June 30, 2008 had a working capital deficit of $2.7 million. In prior fiscal years, we had significantly higher working capital deficiencies. Additionally, our debt was significantly reduced as a result of the Investment Purchase Closing and the Private Placement Closing. At June 30, 2008 we had $1.4 million of cash and cash equivalents, $35.0 thousand in marketable securities and $2.7 million of trade account receivables, net, to fund short-term working capital requirements. PCS is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires that PCS maintain minimum regulatory net capital of $0.1 million and, in addition, that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to one. At June 30, 2008 we were in compliance with this regulation.

We had previously funded working capital commitments through loans from Prime Partners, Inc. ("Prime Partners"). As of June 30, 2008, we owed Prime Partners a total of $1.3 million in principal consisting of two separate notes. A $1.0 million note to Prime Partners dated January 31, 2008 was due on June 30, 2008 (the "$1.0 Million Note"). On December 26, 2007, we entered into a promissory note in the amount of $0.3 million with Prime Partners for related party debt which was previously included in accrued expenses. The note pays interest at the rate of 10.0% per annum. The note is payable over 31 months and the first payment of approximately $11.0 thousand was paid in January 2008 and continues to be paid monthly.

A trust, of which Ted Finkelstein, our Vice President and General Counsel, is the trustee ("the Trust"), made a short-term loan to Prime Partners for $0.3 million on July 18, 2006, which paid interest at 10% per annum. On October 16, 2006, the Trust made an additional short-term loan to Prime Partners for $0.2 million, which paid interest at 10% per annum. As of June 30, 2008, Prime Partners owed the Trust $0.5 million in principal pursuant to a promissory note dated January 31, 2008 (the "Old Note"). As security for the total loan in the amount of $0.5 million, Prime Partners gave the Trust a security interest in the note related to the sale of two of our offices that we assigned to Prime Partners and a security interest in the notes that we owed to Prime Partners.

As of September 1, 2008, Prime Partners assigned $0.5 million from the $1.0 Million Note to the Trust in payment of the Old Note. As of September 1, 2008, we entered into a new $0.5 million promissory note with Prime Partners at 10% interest with interest payable monthly and principal due on or before June 30, 2009 (the "New Prime Partners Note").

As of September 1, 2008, we entered into a new $0.5 million promissory note with the Trust (the "New Trust Note"). The New Trust Note provides for 10% interest to be paid in arrears through the end of the previous month on the 15th date of each month commencing on October 15, 2008. The principal of the New Trust Note will be paid to the Trust as follows: $55.0 thousand on January 31, 2009; $55.0 thousand on February 28, 2009; $90.0 thousand on March 31, 2009, April 30, 2009, May 31, 2009 and June 30, 2009. We gave the Trust a collateral security interest in all of our assets, including the stock of PCS, subordinate only to the outstanding security interest of Wachovia. We agreed that the only loan debt principal that we are permitted to pay until the New Trust Note is paid in full is: the existing Wachovia debt, the scheduled principal payments on certain executive notes with de minimis balances and the scheduled principal payments to Prime Partners for the $0.3 million Promissory Note dated December 26, 2007. No payments of loan principal can be paid to any other existing or future lenders, including to Prime Partners on the New Prime Partners Note. Prime Partners and Ted Finkelstein guaranteed the New Trust Note. The guarantee of Prime Partners is secured by a collateral assignment of the promissory note dated January 23, 2004 between Daniel R. Levy and the Company in the original amount of $0.9 million which was assigned to Prime Partners on June 26, 2006.

DISCUSSION OF CASH FLOWS

Operating Activities

For fiscal 2008, cash used in operating activities was $1.4 million, as compared to cash provided by operating activities of $0.2 million for fiscal 2007. The change of $1.6 million was due to increased cash outflows to pay down accounts payable and accrued expenses, including commissions payable.

Investing Activities

During fiscal 2008, we completed four acquisitions with a total aggregate purchase price of $0.5 million, made payments of $0.1 million on 2007 acquisitions for final contingency payments and spent $0.3 million for fixed assets. We received $40.0 thousand from the sale of certain assets. Additionally, we provide certain loans as a way to attract new financial planners. Consistent with industry practice, some of these loans will be forgiven if the financial planner meets certain predetermined production targets and/or length of service commitments. During fiscal 2008, these loans increased by $0.1 million.

Financing Activities

For fiscal 2008, cash flows provided by financing activities were $2.1 million, as compared to cash provided by financing activities of $0.2 million for the fiscal year ended 2007. The increase of $1.9 million can be attributed to the proceeds from the Investment Purchase and Private Placement and the sale of stock in the public offering, offset in part by the pay-down of the Met Life Note (See Note 21 to Notes to Consolidated Financial Statements for a discussion of the stock sales).

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles ("GAAP") in the United States. SFAS No. 162 is effective sixty days following the SEC's approval of The Public Company Accounting Oversight Board's related amendments to remove the GAAP hierarchy from auditing standards. We do not expect adoption of SFAS No. 162 will have a material impact on our Consolidated Financial Statements.

In April 2008, the FASB issued FASB Staff Position ("FSP") FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). This position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance contained in this FSP for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. We are currently assessing the effects of FSP FAS 142-3 and have not yet determined its impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"). This statement replaces SFAS Statement No. 141, "Business Combinations" ("SFAS No. 141"). This statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141R's scope is broader than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration.

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

SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management is assessing the impact on our financial statements once adopted.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. We have adopted SFAS No. 157 effective September 30, 2007 and have recorded a $0.2 million allowance against our accounts payable balance as of June 30, 2008 representing our fair value assessment of that account. See also Note 9 describing fair value measurements.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to establish accounting policies and make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the Consolidated Financial Statements. We evaluate our policies and estimates on an on-going basis. Our Consolidated Financial Statements may differ based upon different estimates and assumptions. Our critical accounting estimates have been reviewed with the Audit Committee of the Board of Directors.

Our significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements. We believe the following are our critical accounting policies and estimates:

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Furthermore, the Company, including our wholly owned subsidiary PCS, has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with PCS. In addition, under the PCS registered representatives contract, each registered representative has indemnified us for these claims. In accordance with SFAS No. 5 "Accounting for Contingencies," we have established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, our management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect management's estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. As of June 30, 2008, we accrued approximately $0.2 million for these matters. A majority of these claims are covered by our errors and omissions insurance policy. While we will vigorously defend ourselves in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

Impairment of Intangible Assets

Impairment of intangible assets results in a charge to operations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The measurement of the future net cash flows to be generated is subject to management's reasonable expectations with respect to our future operations and future economic conditions which may affect those cash flows. We test goodwill for impairment annually or more frequently whenever events occur or circumstances change, which would more likely than not reduce the fair value of a reporting unit below its carrying amount. The measurement of fair value, in lieu of a public market for such assets or a willing unrelated buyer, relies on management's reasonable estimate of what a willing buyer would pay for such assets. Management's estimate is based on its knowledge of the industry, what similar assets have been valued at in sales transactions and current market conditions.

Income Tax Recognition of Deferred Tax Items

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Significant management judgment is required in determining our deferred tax assets and liabilities. Management makes an assessment of the likelihood that our deferred tax assets will be recovered from future taxable income, and to an amount that it believes is more likely than not to be realized. As of June 30, 2008 we are fully reserved for our deferred tax assets.

Revenue Recognition

We recognize all revenues associated with income tax preparation, accounting services and asset management fees upon completion of the services. Financial planning services include securities and other transactions. The related commission revenue and expenses are recognized on a trade-date basis. Marketing revenue associated with product sales is recognized quarterly based on production levels. Marketing event revenues are recognized at the commencement of the event offset by its cost.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Financial Accounting Standards Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Early adoption is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. We adopted SFAS No. 157 effective September 30, 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Financial Statement Indexing commencing on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Exchange Act) designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Chief Accounting Officer, of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of June 30, 2008 management concludes that our disclosure controls and procedures are effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm, Sherb and Co., LLP, regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations Over Internal Controls

We believe that a control system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been determined.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth our directors and executive officers as of September 1, 2008, their ages and the positions held by them with the Company. Our executive officers are appointed by, and serve at the discretion of the board of directors. Each executive officer is a full-time employee of the Company. Michael Ryan and Carole Enisman are married.

Name                             Age     Position                                          Year Board Term Will Expire
---------------------------     -----    -----------------------------------------------   ---------------------------
James Ciocia                     52      Chairman of the Board of Directors                2008
Michael Ryan                     50      Chief Executive Officer, President and Director   2008
Edward Cohen (2)(3)              69      Director                                          2010
John Levy  (1)(2)(4)             53      Director                                          2009
Allan Page  (1)(3)               61      Director                                          2009
Frederick Wasserman  (1)(2)      54      Director                                          2010
Nelson Obus (3)                  61      Director                                          2009
Carole Enisman                   49      Executive Vice President of Operations            n/a
Ted Finkelstein                  55      Vice President and General Counsel                n/a
Karen Fisher                     42      Chief Accounting Officer and Treasurer            n/a
Kathryn Travis                   60      Secretary                                         n/a

(1)   Audit Committee member
(2)   Compensation Committee member
(3)   Corporate Governance and Nominating Committee member
(4)   Lead Director

JAMES CIOCIA, CHAIRMAN OF THE BOARD OF DIRECTORS. Mr. Ciocia is a principal founder of the Company having opened the Company's first tax preparation office in 1981. In addition to serving the Company as its Chief Executive Officer until November 6, 2000, Mr. Ciocia is a registered representative of PCS. Mr. Ciocia holds a B.S. in Accounting from St. John's University.

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

EDWARD COHEN, DIRECTOR. Mr. Cohen has been a director of the Company since 2003. Mr. Cohen has been Counsel to the international law firm of Katten Muchin Rosenman LLP since February 2002, and before that was a partner in the firm (with which he has been affiliated since 1963). Mr. Cohen is a director of Phillips-Van Heusen Corporation, a manufacturer and marketer of apparel and footwear, Franklin Electronic Publishers, Incorporated, an electronic publishing company, and Merrimac Industries, Inc., a manufacturer of passive RF and microwave components for industry, government and science. Mr. Cohen is a graduate of the University of Michigan and Harvard Law School.

JOHN LEVY, DIRECTOR. Mr. Levy has been a director of the Company since October 2006. Since May 2005, Mr. Levy has served as the Chief Executive Officer of Board Advisory Services, a consulting firm which advises public companies in the areas of corporate governance, corporate compliance, financial reporting and financial strategies. Since August 2008, Mr. Levy has served as the Interim Chief Financial Officer of Photovoltaic Power Corporation, a development stage company whose goal is to reduce manufacturing costs of solar modules. Mr. Levy served as Interim Chief Financial Officer from November 2005 to March 2006 of Universal Food & Beverage Company, which filed a voluntary petition under the provisions of Chapter 11 of the United States Bankruptcy Act on August 31, 2007. From November 1997 to May 2005, Mr. Levy served as Chief Financial Officer of MediaBay, Inc., a NASDAQ company and leading provider of premium spoken word audio content. While at MediaBay, he also served for a period as its Vice Chairman. Mr. Levy is a Certified Public Accountant with nine years experience with the national public accounting firms of Ernst & Young, Laventhol & Horwath and Grant Thornton. Mr. Levy is a director and Chairman of the Audit Committee of Take-Two Interactive Software, Inc., a publicly traded company that develops, markets, distributes and publishes interactive entertainment software games and is a director and Chair of Special Committee of Atlas Mining Company, an exploration stage natural resource and mining company. Mr. Levy has a B.S. degree in economics from the Wharton School of the University of Pennsylvania and received his M.B.A. from St. Joseph's University in Philadelphia.

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

FREDERICK WASSERMAN, DIRECTOR. Mr. Wasserman has been a director of the Company since September 2007. Mr. Wasserman currently provides financial and management consulting services to small and micro-cap companies. From August 2005 until December 31, 2006, Mr. Wasserman served as the Chief Operating and Chief Financial Officer for Mitchell & Ness Nostalgia Co., a privately-held manufacturer and distributor of licensed sportswear and authentic team apparel. Prior to his employment at Mitchell & Ness, Mr. Wasserman served as the President of Goebel of North America, a U.S. subsidiary of W. Goebel Porzellanfabrik GmbH & Co., an international manufacturer of collectibles, gifts and home decor. Mr. Wasserman held several positions, including Chief Financial Officer and President with Goebel of North America from 2001 to 2005. Mr. Wasserman also serves as a director of The AfterSoft Group, Inc., Acme Communications, Inc., Allied Defense Group, Inc., Breeze-Eastern Corporation, Crown Crafts, Inc., and Teamstaff, Inc. Mr. Wasserman received a B.S. degree in Economics from The Wharton School of the University of Pennsylvania in 1976.

NELSON OBUS, DIRECTOR. Mr. Obus has been a director of the Company since September 2007. Mr. Obus has served as president of Wynnefield Capital, Inc. since November 1992 and as a managing member of Wynnefield Capital Management, LLC since January 1997. Wynnefield Capital Management manages two private investment funds and Wynnefield Capital, Inc. manages one private investment fund, all three of which invest in small-cap value U.S. public equities. Mr. Obus also serves on the board of directors of Layne Christensen Company. In April 2006, the Securities and Exchange Commission filed a civil action alleging that Nelson Obus, the Wynnefield Capital Funds, and two other individuals, in June 2001 engaged in insider trading in the securities of SunSource, a public company that had been in the portfolio of the Wynnefield Capital Funds for years. Mr. Obus, the Wynnefield Capital Funds, and the other defendants emphatically deny the allegations and are vigorously contesting the case. Mr. Obus received a B.A. degree from New York University and an M.A. and A.B.D from Brandeis University in Politics.

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

TED FINKELSTEIN, VICE PRESIDENT AND GENERAL COUNSEL. Mr. Finkelstein has been Vice President and General Counsel of the Company since February 1, 2007. He was Associate General Counsel of the Company from October 11, 2004 to February 1, 2007. Mr. Finkelstein was Vice President and General Counsel of the Company from June 1, 2001 to October 11, 2004. Mr. Finkelstein has a B.S. degree in Accounting. He is Cum Laude graduate of Union University, Albany Law School and also has a master of Laws in Taxation from New York University Law School. Mr. Finkelstein has approximately 30 years of varied legal experience including acting as outside counsel for PCS for over 15 years.

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

Director Designees

On August 20, 2007, the Company, Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P.I and WebFinancial Corporation (as heretofore defined, the "Investment Purchasers"), Michael Ryan, Carole Enisman, Ted Finkelstein, Dennis Conroy, and Prime Partners, Inc. and Prime Partners II, holding companies owned in part by Michael P. Ryan (the "Existing Shareholders") entered into a Shareholders Agreement. Pursuant to the terms of the Shareholders Agreement: at the Investment Purchase Closing, the Investment Purchasers were given the right to designate two directors (the "Investor Directors") for election to our board of directors (the "Board"); so long as the Existing Shareholders own at least 10% of the outstanding shares of Common Stock, the Existing Shareholders have the right to nominate two directors (the "Existing Shareholder Directors") for election to the Board; the Investor Directors and the Existing Shareholder Directors shall jointly nominate three independent directors; the Investor Purchasers and the Existing Shareholders agreed to take such action as may be reasonably required under applicable law to cause the Investor Purchasers' designees and the Existing Shareholders' designees to be elected to the Board; we agreed to include each of the Director designees of the Investor Purchasers and the Existing Shareholders on each slate of nominees for election to the Board proposed by the Company, to recommend the election of such designees to the shareholders of the Company, and to use commercially reasonable efforts to cause such designees to be elected to the Board; one of the Investor Directors shall be appointed as a member of the Compensation Committee of the Board and one of the Investor Directors shall have the right to attend all Audit Committee meetings; the consent of one of the Investor Directors is required for certain Company actions above designated thresholds, including the issuance, redemption or purchase of equity or debt, the issuance of an omnibus stock plan, the creation of any new class of securities, certain affiliate transactions, changes to our certificate of incorporation or bylaws, entering into a merger, reorganization or sale of the Company or acquiring any significant business assets, or material changes to the business line of the Company; the Investor Shareholders agreed to a one year standstill agreement concerning the acquisition of our assets, our securities, proxy solicitations, voting trusts or tender offers; the Investor Purchasers were granted a right of first refusal for future securities issued by the Company; and we were granted a right of first refusal for sales of Common Stock by the Investment Purchasers and by the Existing Shareholders.

BOARD COMMITTEES

Our Board met eight times in total in fiscal 2008 and acted by written consent five times during fiscal 2008. All directors attended at least 75% of the combined Board and committee meetings on which they served in fiscal 2008. All directors are encouraged to attend our annual meeting of shareholders and all of our directors attended last year's annual meeting.

Audit Committee

On October 19, 2006, the Board formed an Audit Committee comprised of John Levy, Chair and Allan Page. On August 20, 2007, Frederick Wasserman was appointed to the Audit Committee. The Audit Committee met six times and acted by written consent one time during fiscal 2008. The functions of the Audit Committee are as set forth in the Audit Committee Charter, which can be viewed on our website at www.gtax.com. Our Board has determined that each of Messrs. Levy, Page and Wasserman is independent as defined in Rule 4200(a)(15) of the listing standards of the Nasdaq Stock Market and Rule 10A-3 of the Exchange Act. Our board of directors also has determined that Mr. Levy is an "audit committee financial expert" as defined in the applicable rules and regulations of the Exchange Act. The Audit Committee is required to pre-approve all audit and non-audit services performed by the independent auditors in order to assure that the provision of such services does not impair the auditor's independence. Unless a type of service to be provided has received general pre-approval from the Audit Committee, it requires specific pre-approval in each instance by the Audit Committee. Any proposed services exceeding pre-approved cost levels generally require specific pre-approval by the Audit Committee.

Compensation Committee

On July 19, 2007, the Board formed a Compensation Committee comprised of Edward Cohen and John Levy. On August 20, 2007 Frederick Wasserman was appointed as the Chairman of the Compensation Committee by the Board. The Compensation Committee met three times during fiscal 2008. The functions of the Compensation Committee are as set forth in the Compensation Committee Charter, which can be viewed on our website at . Our Board has determined that each of Messrs. Cohen, Levy and Wasserman is independent as defined in Rule 4200(a)(15) of the listing standards of the Nasdaq Stock Market. In accordance with the compensation committee charter, the members are "outside directors" as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended, and "non-employee directors" within the meaning of Section 16 of the Exchange Act. The Compensation Committee is required, amongst other things, to discharge the Board's responsibilities relating to the compensation and evaluation of our Senior Executives and to produce the report that the rules and regulations of the Securities and Exchange Commission may require to be included in, or incorporated by, reference into our annual report and proxy statement. The compensation committee has not engaged compensation consultants to provide advice with respect to the form or amount of executive or director compensation.

Corporate Governance and Nominating Governance Committee

On July 19, 2007, the Board formed a Corporate Governance and Nominating Committee comprised of Chairman Edward Cohen and Allan Page. On August 20, 2007 Nelson Obus was appointed as a member of the Corporate Governance and Nominating Committee by the Board. The Corporate Governance and Nominating Committee met two times during fiscal 2008. The functions of the Corporate Governance and Nominating Committee are as set forth in the Corporate Governance and Nominating Committee Charter, which can be viewed on our website at www.gtax.com. Our board of directors has determined that each of Messrs. Cohen, Page and Obus is independent as defined in Rule 4200(a)(15) of the listing standards of the Nasdaq Stock Market and Rule 10A-3 of the Exchange Act of 1934. The Corporate Governance and Nominating Committee will consider nominees recommended by shareholders. Any such recommendations should be submitted in writing to our General Counsel at our principal executive offices. Nominees recommended by shareholders will be evaluated in the same manner as nominees identified by management, the board of directors or the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee, in making its recommendations regarding Board nominees, may consider some or all of the following factors, among others: judgment, skill, diversity, experiences with businesses and other organizations of a comparable size, the interplay of the candidate's experience with that of the other Board members, the extent to which a candidate would be a desirable addition to the Board and any committees of the Board and whether or not the candidate would qualify as an "independent director" under applicable listing standards and the Sarbanes-Oxley Act of 2002 and any related Securities and Exchange regulations.

Communications with our Board

Communications to our Board or to any director individually may be made by writing to the following address:

Attention: [Board of Directors] [Board Member]
c/o Ted Finkelstein, Vice President and General Counsel
11 Raymond Avenue
Poughkeepsie, NY 12603

Communications sent to the physical mailing address are forwarded to the relevant director if addressed to an individual director, or to the chairman of our Board if addressed to the Board.

ADOPTION OF CODE OF ETHICS

We have adopted a written Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions and is consistent with the rules and regulations of the Exchange Act. A copy of the Code of Ethics is available on our website at www.gtax.com. We will disclose any amendment to or waiver of our Code of Ethics on our website.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. The SEC requires such officers, directors and greater than 10% shareholders to furnish to the Company copies of all forms that they file under Section 16(a). To our knowledge based solely on a review of Forms 3, 4 and 5 and amendments thereto, all officers, directors and/or greater than 10% shareholders of ours complied with all Section 16(a) filing requirements during the fiscal year ended June 30, 2008 and prior to the filing of this 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the annual compensation of the Chief Executive Officer (the "CEO") and the two most highly compensated executive officers other than the CEO (the "Named Executive Officers") during the fiscal years ended June 30, 2008 and 2007:

                                                                        Summary Compensation Table
                                                                      ------------------------------
                                                                                          Other
Name and Principal Position              Year        Salary           Bonus          Compensation(2)       Total
------------------------------------------------------------------------------------------------------------------
Michael Ryan                             2008       $350,000        $139,297(1)         $ 18,416          $507,713
President, Chief Executive Officer
and Director                             2007       $288,000        $ 50,000            $ 30,637          $368,637

Carole Enisman                           2008       $235,000        $     --            $ 19,886          $254,886
Executive Vice President of
Operations                               2007       $204,000        $ 35,000            $ 16,551          $255,551

Kathryn Travis                           2008       $220,000        $     --            $  9,191          $229,191
Secretary and
Director                                 2007       $204,000        $ 20,000            $  8,247          $232,247

(1) Represents commissions earned as per an employment agreement with Michael Ryan whereby commissions will be paid as draw against his bonus. As per the agreement, no commissions will be paid back no matter what bonus is calculated or if no bonus is paid. In fiscal 2008, no bonus was awarded.

(2) Other Compensation includes the following:

                                                                                                                       Total Other
Name and Principal Position                         Year       Car Allowance     Club Membership     Commissions       Compensation
-----------------------------------------------------------------------------------------------------------------------------------
Michael Ryan, President                             2008          $17,289           $ 1,127            $    --           $18,416
President, Chief Executive Officer and Director     2007          $17,139           $13,498            $    --           $30,637

Carole Enisman                                      2008          $13,630           $    --            $ 6,256           $19,886
Executive Vice President of Operations              2007          $13,531           $    --            $ 3,020           $16,551

Kathryn Travis                                      2008          $ 9,191           $    --            $    --           $ 9,191
Secretary and Director                              2007          $ 8,247           $    --            $    --           $ 8,247

OPTION GRANTS

We did not grant any options to purchase shares of common stock to the Named Executive Officers during fiscal 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

None.

EMPLOYMENT AGREEMENTS

On August 20, 2007, we entered into an employment agreement with Michael Ryan, our President and Chief Executive Officer (the "Employment Agreement"). The Employment Agreement contains the following salient terms: the term is from July 1, 2007 to June 30, 2011; the base salary is $350 thousand per year; a bonus will be awarded to Mr. Ryan ranging from 40% of base salary to 100% of base salary if actual EBITDA results for a fiscal year exceed at least 85% of the EBITDA budgeted for such fiscal year; any commissions paid to Mr. Ryan for personal production will reduce the bonus, but under no circumstances should the commission earned be paid back; a severance payment equal to base salary and bonus (computed at 100% of base salary) will be paid to Mr. Ryan for the greater of three years or the ending date of the term if he is terminated as the result of an involuntary change of control, or the greater of one year or the ending date of the term if he is terminated as the result of a voluntary change of control. In addition, Mr. Ryan agreed to a one year covenant not to compete with the Company and a two year covenant not to solicit customers or employees of ours or registered representatives of our broker-dealer subsidiary.

POTENTIAL PAYMENTS UPON TERMINATION INCLUDING CHANGE OF CONTROL

                                                        Voluntary             Termination               Termination
                                   Termination      Termination with     Following Voluntary       Following Involuntary
                                Without Cause (1)    Good Reason (1)     Change of Control (1)     Change of Control (2)
                                ----------------------------------------------------------------------------------------
Michael P. Ryan
Payment due upon termination:
Cash Severance
Base Salary                         $1,050,000          $1,050,000             $1,050,000               $1,050,000
Bonus                                1,050,000           1,050,000              1,050,000                1,050,000
                                ----------------------------------------------------------------------------------------
Total Cash Severance                $2,100,000          $2,100,000             $2,100,000               $2,100,000

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

                                                        Voluntary             Termination               Termination
                                   Termination      Termination with     Following Voluntary       Following Involuntary
                                Without Cause (1)    Good Reason (1)     Change of Control (2)     Change of Control (2)
                                ----------------------------------------------------------------------------------------
Payment due upon termination:
Cash Severance - Base Salary
Carole Enisman                      $235,000            $235,000               $235,000                  $235,000
Kathy Travis                        $220,000            $220,000               $220,000                  $220,000

(1) Named Executive Officers will receive one month of compensation for each year of service with a maximum severance of one year.
(2) Named Executive Officers will receive one year of compensation in a lump sum

DIRECTOR COMPENSATION

The table below summarizes the compensation earned by our directors during fiscal 2008:

                                    Fees Earned or
                                     Paid In Cash     Stock Awards (a)(c)     Options Awards (b)(c)      Total
                                    ---------------------------------------------------------------------------
James Ciocia (1)                        $24,000             $5,000                   $5,000             $34,000
Edward Cohen (2) (3)                    $29,500             $5,000                   $5,000             $39,500
John Levy (2) (4) (5)                   $49,500             $5,000                   $5,000             $59,500
Nelson Obus (3)                         $22,500             $5,000                   $5,000             $32,500
Allan Page (3) (4)                      $29,500             $5,000                   $5,000             $39,500
Frederick Wasserman (2) (4)             $25,000             $5,000                   $5,000             $35,000

(a) Annual grant of shares of restricted common stock with a fair market value at the time of grant. The number of shares of stock is computed and granted five days after the filing of the 10-K.
(b) Annual grant of common stock options with a five-year term and vesting as to 20% of the shares annually commencing one year after the date of grant and having a Black-Scholes value at the time of grant determined based on the closing price on the date of such grant. The number of stock options is computed and granted five days after the filing of the 10-K.

(c) Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2008 in accordance with SFAS No. 123R for all stock awards or option awards, as applicable, held by such director and outstanding on June 30, 2008. For additional information, see Note 14 under the heading "Equity Compensations Plans" of the Notes to Consolidated Financial Statements for fiscal year ended June 30, 2008. The amounts reflect the accounting expense for these awards and do not correspond to actual value that may be recognized by the directors with respect to these awards.
(1) Mr. Ciocia is Chairman of the Board of Directors and an employee of the Company. However, Mr. Ciocia's employment compensation is 100% commission based. The time Mr. Ciocia devotes to board activities reduces his efforts to generate commission income. Therefore, the board has determined that Mr. Ciocia will receive compensation for his activities as a director equivalent to that of non-employee directors.
(2) Mr. Cohen and Mr. Levy are Compensation Committee members. Mr. Wasserman is Compensation Committee Chair.
(3) Mr. Obus and Mr. Page are Nominating and Corporate Governance Committee members. Mr. Cohen is Nominating and Corporate Governance Committee Chair.
(4) Mr. Page and Mr. Wasserman are Audit Committee members. Mr. Levy is Audit Committee Chair.
(5)   Mr. Levy is Lead Director of the Board of Directors.

We use a combination of cash and equity incentive compensation for our non-employee directors. In developing the compensation levels and mix for non-employee directors, we consider a number of factors, including the significant time commitment required of board and committee service as well as the need to attract highly qualified candidates for board service.

Each non-management director and James Ciocia, as a director of the board, receives an annual retainer fee of $24,000 plus $5,000 per year in restrictive stock, based upon its then fair market value, and $5,000 per year in stock options using Black-Scholes valuation. The Lead Director of the Board receives an additional annual retainer fee of $24,000. Each member of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee receives $3,000 annually.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                   5% HOLDERS

The following table sets forth as of September 1, 2008 the holdings of the only persons known to us to beneficially own more than 5% of our outstanding common stock, the only class of voting securities issued by us. Except as indicated in the footnotes to this table and the table following and pursuant to applicable community property laws, the persons named in the table and the table following have sole voting and investment power with respect to all shares of common stock. For each individual or group included in the table and the table following, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the 93,618,611 shares of common stock outstanding as of September 1, 2008 and the number of shares of common stock that such person or group had the right to acquire within 60 days of September 1, 2008, including, but not limited to, upon the exercise of options.

NAME AND ADDRESS OF BENFICIAL OWNER                       AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP     PERCENTAGE OF CLASS
-----------------------------------------------------     -----------------------------------------     -------------------
Michael Ryan                                                          61,875,530(1)                           66.1%
11 Raymond Avenue
Pougkeepsie, NY 12603

Carole Enisman                                                        61,875,530(2)                           66.1%
11 Raymond Avenue
Pougkeepsie, NY 12603

Ted Finkelstein                                                       61,875,530(3)(14)                       66.1%
11 Raymond Avenue
Pougkeepsie, NY 12603

Ralph Porpora                                                         61,875,530(4)                           66.1%
11 Raymond Avenue
Pougkeepsie, NY 12603

Prime Partners II, LLC                                                61,875,530(5)(14)                       66.1%
11 Raymond Avenue
Pougkeepsie, NY 12603

Nelson Obus                                                           61,875,530(6)(7)                        66.1%
450 Seventh Avenue, Suite 509
New York, NY 10123

Wynnefield Partners Small Cap Value LP                                61,875,530(8)(9)                        66.1%
450 Seventh Avenue, Suite 509                                                   (14)
New York, NY 10123

Wynnefield Small Cap Value Offshore Fund, Ltd
450 Seventh Avenue,                                                   61,875,530(8)(10)                       66.1%
Suite 509                                                                       (14)
New York, NY 10123

Wynnefield Partners Small Cap Value LP I                              61,875,530(8)(1(1)                      66.1%
450 Seventh Avenue, Suite 509                                                   (14)
New York, NY 10123

WebFinancial Corporation                                              61,875,530(1(2)                         66.1%
61 East Main Street                                                             (14)
Los Gatos, CA 95031

Dennis Conroy                                                         61,875,530(13)                          66.1%
10514 Brookside Road                                                            (14)
Pleasant Valley, NY 12569

(1) Includes 6,000 shares which are beneficially owned by Mr. Ryan personally; 13,541 shares which are beneficially owned by Mr. Ryan's wife, Carole Enisman (the Executive Vice President of Operations of the Company) of which Mr. Ryan disclaims beneficial ownership; 1,658,798 shares which are beneficially owned by Prime Partners, Inc. of which Mr. Ryan is a shareholder, officer and director; 15,420,000 shares which are beneficially owned by Prime Partners II, LLC of which Mr. Ryan is a member and manager and 44,790,732 shares which are owned by certain of the other shareholders to the Shareholders Agreement of which both Mr. Ryan and Prime Partners II, disclaim beneficial ownership.

(2) Includes 61,861,989 shares owned by certain of the other partners to the Shareholders Agreement of which shares Ms. Enisman disclaims beneficial ownership.

(3) Includes 10,000 shares issuable upon the exercise of options. Also includes 58,126,742 shares owned by certain of the other parties to the Shareholders Agreement and of which shares Mr. Finkelstein disclaims beneficial ownership.

(4) Includes 1,658,798 shares which are beneficially owned by Prime Partners, Inc. of which Mr. Porpora is a shareholder, officer and director; and 15,420,000 shares which are beneficially owned by Prime Partners II, LLC of which Mr. Porpora is a member and manager. Also includes 44,796,732 shares owned by certain of the other parties to the Shareholders Agreement and of which shares Mr. Porpora disclaims beneficial ownership.

(5) Includes 46,455,530 shares owned by certain of the other parties to the Shareholders Agreement and Prime Partners II, LLC disclaims beneficial ownership of these shares.

(6) Includes 61,842,165 shares owned by certain of the other parties to the Shareholders Agreement and Mr. Obus disclaims beneficial ownership of these shares.

(7) Wynnefield Capital Management, LLC, a New York limited liability company ("WCM") is the sole general partner of each of Wynnefield Partners Small Cap Value LP, a Delaware limited partnership ("Wynnefield Partners") and Wynnefield Partners Small Cap Value LP I, a Delaware limited partnership ("Wynnefield Partners I"). Nelson Obus and Joshua Landes are the co-managing members of WCM and by virtue of such positions with WCM, have the shared power to vote and dispose of the shares of our common stock that are beneficially owned by each of Wynnefield Partners and Wynnefield Partners I. Wynnefield Capital, Inc., a Delaware corporation ("WCI"), is the sole investment manager of Wynnefield Small Cap Value Offshore Fund, Ltd., Cayman Islands company ("Wynnefield Offshore"). Messrs. Obus and Landes are the co-principal executive officers of WCI and by virtue of such positions with WCI, have the shared power to vote and dispose of the shares of our common stock that are beneficially owned by Wynnefield Offshore. Each of WCM, WCI and Messrs. Obus and Landes disclaims any beneficial ownership of the shares of our common stock that are directly beneficially owned by each of Wynnefield Partners, Wynnefield Partners I and Wynnefield Offshore, except to the extent of their respective pecuniary interest in such shares. Mr. Obus was appointed as a director of the Company effective on August 20, 2007.

(8) Includes 8,000,000 shares beneficially owned by Wynnefield Partners Small Cap Value LP, a Delaware limited partnership ("Wynnefield Partners") and 10,000,000 shares beneficially owned by Wynnefield Partners Small Cap Value LP I, a Delaware limited partnership ("Wynnefield Partners I"). Wynnefield Capital Management, LLC, a New York limited liability company ("WCM") is the sole general partner of Wynnefield Partners and Wynnefield Partners I. Mr. Obus is a co-managing member of WCM and by virtue of his position with WCM, has the shared power to vote and dispose of the shares of our common stock that are beneficially owned by each of Wynnefield Partners and Wynnefield Partners I. Includes 12,000,000 shares beneficially owned by Wynnefield Small Cap Value Offshore Fund, Ltd., Cayman Islands company ("Wynnefield Offshore"). Wynnefield Capital, Inc., a Delaware corporation ("WCI"), is the sole investment manager of Wynnefield Offshore. Mr. Obus is a co-principal executive officer of WCI, and by virtue of his position with WCI, has the shared power to vote and dispose of the shares of our common stock that are beneficially owned by Wynnefield Offshore. Mr. Obus disclaims beneficial ownership of the shares of our common stock that are directly beneficially owned by each of Wynnefield Partners, Wynnefield Partners I and Wynnefield Offshore, except to the extent of his pecuniary interest in such shares.

(9) Includes 53,875,530 shares owned by certain of the other parties to the Shareholders Agreement and Wynnefield Partners Small Cap Value L.P. disclaims beneficial ownership of these shares.

(10) Includes 49,875,530 shares owned by certain of the other parties to the Shareholders Agreement and Wynnefield Small Cap Value Offshore Fund, Ltd. disclaims beneficial ownership of these shares.

(11) Includes 51,875,530 shares owned by certain of the other parties to the Shareholders Agreement and Wynnefield Small Cap Value, L.P. I disclaims beneficial ownership of these shares.

(12) Includes 51,417,590 shares owned by certain of the other parties to the Shareholders Agreement and WebFinancial Corporation disclaims beneficial ownership of these shares.

(13) Includes 61,338,432 shares owned by certain of the other parties to the Shareholders Agreement and Mr. Conroy disclaims beneficial ownership of these shares.

(14) Is a member of the 2007 Investors which have a right to purchase up to the 16,100,435 shares of common stock which remained unsold at the expiration of the Public Stock Offering. The 2007 Investors have the right, on a "first come, first serve" basis until December 31, 2008 to purchase these shares at the $0.10 per share subscription price.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth as of September 1, 2008 the beneficial ownership of our common stock by (i) each Company director, (ii), each Named Executive Officer and (iii) the directors and all executive officers as a group.

NAME AND ADDRESS OF BENFICIAL OWNER                       AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP     PERCENTAGE OF CLASS
-----------------------------------------------------     -----------------------------------------     -------------------
James Ciocia                                                           2,888,149(1)(9)                         3.1%
14802 North Dale Mabry Highway, Suite 101
Tampa, FL 33618

Michael Ryan                                                          61,875,530(2)                           66.1%
11 Raymond Avenue
Pougkeepsie, NY 12603

Edward Cohen                                                             543,365(9)                             *
45 Club Pointe Drive
White Plains, NY 10605

Allan Page                                                               136,365(3)(9)                          *
9 Vassar Street
Pougkeepsie, NY 12603

John Levy                                                                 36,365(4)                             *
110 Oak Tree Pass
Westfield, NJ 07090

Kathryn Travis                                                           607,980(9)                             *
61 Glen Cove Road
Greenvale, NY 11548

Carole Enisman                                                        61,875,530(5)                           66.1%
11 Raymond Avenue
Pougkeepsie, NY 12603

Nelson Obus                                                           61,875,530(6)(7)                        66.1%
450 Seventh Avenue, Suite 509
New York, NY 10123

Frederick Wasserman                                                       33,365(8)                             *
4 Nobadeer Drive
Pennington, NJ 08534

Directors and executive officers as a group
(eleven persons)                                                      66,117,756                              70.5%

*    Less than 1.0%

(1) Includes 600,000 shares which are held jointly with Tracy Ciocia, Mr. Ciocia's wife; 9,100 shares are held as custodian for Mr. Ciocia's sons and 33,365 shares accrued for Board of Director compensation.

(2) Includes 6,000 shares which are beneficially owned by Mr. Ryan personally; 13,541 shares which are beneficially owned by Mr. Ryan's wife, Carole Enisman (the Executive Vice President of Operations of the Company) of which Mr. Ryan disclaims beneficial ownership; 1,658,798 shares which are beneficially owned by Prime Partners, Inc. of which Mr. Ryan is a shareholder, officer and director; 15,420,000 shares which are beneficially owned by Prime Partners II, LLC of which Mr. Ryan is a member and manager and 44,790,732 shares which are owned by certain of the other shareholders to the Shareholders Agreement of which both Mr. Ryan and Prime Partners II, disclaim beneficial ownership.

(3)   Includes 33,365 shares accrued for Board of Director compensation.

(4)   Includes 33,365 shares accrued for Board of Director compensation.

(5) Includes 61,861,989 shares owned by certain of the other partners to the Shareholders Agreement of which shares Ms. Enisman disclaims beneficial ownership.

(6) Includes 61,842,165 shares owned by certain of the other partners to the Shareholders Agreement of which shares Mr. Obus disclaims beneficial ownership.

(7) Wynnefield Capital Management, LLC, a New York limited liability company ("WCM") is the sole general partner of each of Wynnefield Partners Small Cap Value LP, a Delaware limited partnership ("Wynnefield Partners") and Wynnefield Partners Small Cap Value LP I, a Delaware limited partnership ("Wynnefield Partners I"). Nelson Obus and Joshua Landes are the co-managing members of WCM and by virtue of such positions with WCM, have the shared power to vote and dispose of the shares of our common stock that are beneficially owned by each of Wynnefield Partners and Wynnefield Partners I. Wynnefield Capital, Inc., a Delaware corporation ("WCI"), is the sole investment manager of Wynnefield Small Cap Value Offshore Fund, Ltd., Cayman Islands company ("Wynnefield Offshore"). Messrs. Obus and Landes are the co-principal executive officers of WCI and by virtue of such positions with WCI, have the shared power to vote and dispose of the shares of our common stock that are beneficially owned by Wynnefield Offshore. Each of WCM, WCI and Messrs. Obus and Landes disclaims any beneficial ownership of the shares of our common stock that are directly beneficially owned by each of Wynnefield Partners, Wynnefield Partners I and Wynnefield Offshore, except to the extent of their respective pecuniary interest in such shares. Mr. Obus was appointed as a director of the Company effective on August 20, 2007.

(8)   Includes 33,365 shares accrued for Board of Director compensation.

(9) Is a member of the 2007 Investors which have a right to purchase up to the 16,100,435 shares of common stock which remained unsold at the expiration of the Public Stock Offering. The 2007 Investors have the right, on a "first come, first serve" basis until December 31, 2008 to purchase these shares at the $0.10 per share subscription price.

See Item 5. "Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities" and Note 14 to Notes to Consolidated Financial Statements for a discussion of Company stock option plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE

James Ciocia, our Chairman of the Board of Directors and a financial planner for the Company, receives commissions based on a variable percentage of his own business production and under which he received an aggregate of $0.6 million in fiscal 2008.

James Ciocia and Michael Ryan personally guaranteed the repayment of our loan from Wachovia. Such shareholders received no consideration for such guarantees other than their salaries and other compensation.

During fiscal 2007, Prime Partners loaned us an aggregate of $1.7 million at an interest rate of 10%. During fiscal 2007, we repaid $0.7 million to Prime Partners and as of June 30, 2007, we owed Prime Partners $2.8 million. Michael Ryan is a director, an officer and a significant shareholder of Prime Partners. On August 16, 2007, Prime Partners sold to Prime Partners II, LLC $1.5 million of the $2.8 million owed to it by the Company. Prime Partners II, LLC is a limited liability company. Michael Ryan is a significant member and a manager of Prime Partners II, LLC. On August 20, 2007, Prime Partners II, LLC converted the $1.5 million of our debt into 15.4 million shares of our common stock. As of June 30, 2008, we owed Prime Partners a total of $1.3 million in principal. A $1.0 million note to Prime Partners dated as of January 31, 2008 was due on June 30, 2008 (the "$1.0 Million Note"). On December 26, 2007, we entered into a promissory note in the amount of $0.3 million with Prime Partners for related party debt which was previously included in accrued expenses. The note pays interest at the rate of 10.0% per annum. The note is payable over 31 months and the first payment of approximately $11.0 thousand was paid in January 2008 and continues to be paid monthly.

In December 2006, we assigned to Prime Partners two promissory notes to us related to the sale of two of our offices as consideration for the reduction of $0.3 million against the then $3.1 million of outstanding principal owed to Prime Partners. The balance of the notes was $0.3 million.

On April 29, 2005, a loan in the amount of $1.0 million, together with 0.8 million shares of our common stock were sold to the Purchasing Group for $0.8 million. Since the resulting debt reduction of $0.3 million agreed to by the Purchasing Group resulted from a related party transaction, paid-in-capital was appropriately increased. On August 20, 2007, $0.7 million of the loan was converted to 7.1 million shares of Company common stock.

On August 28, 2002, we entered into a promissory note in the amount of $0.1 million with James Ciocia, a Director of the Company. The note pays interest at the rate of 10% per annum. The note is payable on demand and may be prepaid in whole or in part at any time and from time to time without premium or penalty. As of June 30, 2007 the principal balance was $0.1 million. On August 20, 2007, $0.2 million of debt owed to Mr. Ciocia, including $8,881 from his note, was converted to 2.3 million shares of our common stock.

On December 23, 2003, we entered into a promissory note in the amount of $0.2 million with Ted Finkelstein, our Vice President and General Counsel. The note paid interest at the rate of 10% per annum payable monthly. At June 30, 2007, the principal balance we owed Mr. Finkelstein was $25.8 thousand. On August 20, 2007, $30.0 thousand of Mr. Finkelstein's note, including accrued interest, was converted to 0.3 million shares of our common stock. A trust, of which Mr. Finkelstein is the trustee ("the Trust"), made a short-term loan to Prime Partners for $0.3 million on July 18, 2006, which paid interest at 10% per annum. On October 16, 2006, the Trust made an additional short-term loan to Prime Partners for $0.2 million, which accrued interest at 10% per annum. As of June 30, 2008, Prime Partners owed the Trust $0.5 million in principal pursuant to a promissory note dated January 31, 2008 (the "Old Note"). As security for the total loan in the amount of $0.5 million, Prime Partners gave the Trust a security interest in the note related to the sale of two of our offices that we assigned to Prime Partners and a security interest in the notes that we owed to Prime Partners.

As of September 1, 2008, Prime Partners assigned $0.5 million from the $1.0 Million Note to the Trust in payment of the Old Note. As of September 1, 2008, we entered into a new $0.5 million promissory note with Prime Partners at 10% interest with interest and principal due on or before June 30, 2009 (the "New Prime Partners Note").

As of September 1, 2008, we entered into a new $0.5 million promissory note with the Trust (the "New Trust Note"). The New Trust Note provides for 10% interest to be paid in arrears through the end of the previous month on the 15th date of each month commencing on October 15, 2008. The principal of the New Trust Note will be paid to the Trust as follows: $55.0 thousand on January 31, 2009; $55.0 thousand on February 28, 2009; $90.0 thousand on March 31, 2009, April 30, 2009, May 31, 2009 and June 30, 2009. We gave the Trust a collateral security interest in all of its assets, including the stock of PCS, subordinate only to the outstanding security interest of Wachovia Bank. We agreed that the only loan debt principal that we are permitted to pay until the New Trust Note is paid in full is: the existing Wachovia debt, the scheduled principal payments on certain executive notes with de minimis balances and the scheduled principal payments to Prime Partners for the $0.3 million Promissory Note dated December 26, 2007. No payments of loan principal can be paid to any other existing or future lenders, including to Prime Partners on the New Prime Partners Note. Prime Partners and Ted Finkelstein guaranteed the New Trust Note. The guarantee of Prime Partners is secured by a collateral assignment of the promissory note dated January 23, 2004 between Daniel R. Levy and the Company in the original amount of $0.9 million which was assigned to Prime Partners, Inc. on June 26, 2006.

At June 30, 2008 and 2007, we owed to related parties as described above $1.3 million and $3.6 million, respectively.

On August 20, 2007, we sold 40.0 million shares of our common stock to certain private placement purchasers, including officers, directors and employees of the Company and Prime Partners II, LLC, a holding company owned in part by Michael Ryan (our President and Chief Executive Officer and a member of our Board of Directors). See Note 21 to Notes to Consolidated Financial Statements.

Director Independence

The independent members of our board of directors are Edward Cohen, John Levy, Allan Page, Nelson Obus, and Frederick Wasserman, all who have been deemed to be independent as defined in Rule 4200(a)(15) of the listing standards of the Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee selected Sherb & Co., LLP., an independent registered public accounting firm, to examine the consolidated financial statements of Gilman Ciocia, Inc. for the fiscal year 2008. That selection was ratified by our Board and by our shareholders at our Annual Meeting on January 25, 2008. The following table sets forth the aggregate fees billed by Sherb & Co., LLP, for fiscal 2008 and 2007 for professional services rendered to the Company for the audit of our annual financial statements, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for those fiscal years, and for other services rendered on behalf of us during those fiscal years. All of such fees were pre-approved by our Board of Directors. Our policy is to pre-approve all audit and non-audit services subject to a de minimis exception for non-audit services of eight percent of the total pre-approved amounts to be paid to outside auditors.

                                    Fiscal 2008                Fiscal 2007
                               ----------------------     ----------------------
         Audit Fees                  $ 222,500                  $ 222,500
         Tax Fees                    $  24,000                  $  20,000
         Audit Related Fees          $      --                  $      --
         Other Fees                  $  20,750                  $      --

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this report:

1 Financial Statements: See "Index to Consolidated Financial Statements" set forth on page F-1.

2 Financial Statement Schedule: See "Index to Consolidated Financial Statements" set forth on page F-1.

3     Exhibits: See "Index to Exhibits" set forth below.

                                INDEX TO EXHIBITS

3.1 Certificate of Amendment of the Certificate of Incorporation of the Registrant dated January 28, 2008 filed with the State of Delaware Secretary of State on January 28, 2008.

21    List of subsidiaries.

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

10.23 2007 Stock Incentive Plan adopted and approved at the July 19, 2007 Shareholder Meeting on the Registrant's 8-K dated July 25, 2007 incorporated by reference herein, which incorporated by reference Exhibit C of the Registrant's Definitive Proxy Statement on Schedule 14-A filed on June 18, 2007.

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


                                       GILMAN CIOCIA, INC.

Dated: September 26, 2008              By /s/ Michael Ryan
                                       Chief Executive Officer


Dated: September 26, 2008              By /s/ Karen Fisher
                                       Principal Financial and Chief Accounting
                                       Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 26th day of September, 2008.


                                       /s/ James Ciocia, Chairman

                                       /s/ Edward Cohen, Director

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

                                       /s/ John Levy, Director

                                       /s/ Allan Page, Director

                                       /s/ Michael Ryan, Chief Executive Officer

                                       /s/ Karen Fisher, Principal Financial and
                                           Chief Accounting Officer

                               GILMAN CIOCIA, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                          Page
                                                                                                                          ----
Part II Financial Information:

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reports of Independent Registered Public Accounting Firm                                                                   F-2

Consolidated Balance Sheets as of June 30, 2008 and June 30, 2007                                                          F-3

Consolidated Statements of Operations for the fiscal years ended June 30, 2008 and June 30, 2007                           F-4

Consolidated Statements of Shareholders' Equity/(Deficit) for the fiscal years ended June 30, 2008 and June 30, 2007       F-5

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2008 and June 30, 2007                           F-6

Notes to Consolidated Financial Statements                                                                                 F-8

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Gilman Ciocia, Inc.
Poughkeepsie, New York

We have audited the accompanying consolidated balance sheets of Gilman Ciocia, Inc. and subsidiaries as of June 30, 2008 and 2007 and the related consolidated statements of operations, shareholders' equity/(deficit) and cash flows for the fiscal years ended June 30, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gilman Ciocia, Inc. and its subsidiaries at June 30, 2008 and 2007 and the results of its operations and its cash flows for the fiscal years ended June 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States.


                                                    /s/ Sherb & Co., LLP
                                                    ----------------------------
                                                    Certified Public Accountants

New York, New York
September 24, 2008

                               GILMAN CIOCIA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                                         June 30, 2008     June 30, 2007
                                                                         -------------------------------
Assets

Cash & Cash Equivalents                                                  $       1,373     $       1,369
Marketable Securities                                                               35               160
Trade Accounts Receivable, Net                                                   2,739             3,243
Receivables From Employees, Net                                                    690               766
Prepaid Expenses                                                                   766               655
Other Current Assets                                                               278               282
                                                                         -------------------------------
       Total Current Assets                                                      5,881             6,475

Property and Equipment (less accumulated depreciation
   of $5,638 in 2008 and $6,128 in 2007)                                         1,555             1,118
Goodwill                                                                         3,954             3,881
Intangible Assets (less accumulated amortization of $6,229
   in 2008 and $5,649 in 2007)                                                   4,751             4,598
Other Assets                                                                       536               421
                                                                         -------------------------------
       Total Assets                                                      $      16,677     $      16,493
                                                                         -------------------------------

Liabilities and Shareholders' Equity/(Deficit)

Accounts Payable                                                         $       1,669     $       2,349
Accrued Expenses                                                                 1,757             4,471
Commissions Payable                                                              3,061             3,871
Current Portion of Notes Payable and Capital Leases                                943             6,052
Deferred Income                                                                     16               234
Due to Related Parties                                                           1,155             3,635
                                                                         -------------------------------
       Total Current Liabilities                                                 8,601            20,612

Long Term Portion of Notes Payable, Capital Leases and Other                       468               243

Long Term Portion of Related Party Notes                                           186                --
                                                                         -------------------------------
       Total Liabilities                                                         9,255            20,855

Shareholders' Equity/(Deficit)

Preferred Stock, $0.001 par value; 100 shares authorized; none issued               --                --
Common Stock, $0.01 par value 500,000 shares authorized; 93,819
   and 9,669 shares issued at June 30, 2008 and 2007, respectively                 938                97
Additional Paid in Capital                                                      36,286            29,041
Accumulated Deficit                                                            (29,802)          (33,500)
                                                                         -------------------------------
       Total Shareholders' Equity/(Deficit)                                      7,422            (4,362)
                                                                         -------------------------------
Total Liabilities & Shareholders' Equity/(Deficit)                       $      16,677     $      16,493
                                                                         -------------------------------

           See accompanying Notes to Consolidated Financial Statements

                               GILMAN CIOCIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)

                                                    Fiscal Years Ended June 30,
                                                      2008               2007
                                                    ---------------------------
Revenues
    Financial Planning Services                     $ 44,254           $ 47,694
    Tax Preparation and Accounting Fees                6,623              5,358
                                                    ---------------------------
          Total Revenues                              50,877             53,052
                                                    ---------------------------

Operating Expenses
    Commissions                                       29,419             32,643
    Salaries and Benefits                              9,638              8,779
    General & Administrative                           5,740              4,851
    Advertising                                        1,993              1,773
    Brokerage Fees & Licenses                          1,306              1,209
    Rent                                               2,639              2,424
    Depreciation & Amortization                        1,070                934
                                                    ---------------------------
          Total Operating Expenses                    51,805             52,613
                                                    ---------------------------

Income/(Loss) Before Other Income and Expenses          (928)               439
Other Income/(Expenses)
    Interest and Investment Income                        37                 10
    Interest Expense                                    (368)              (875)
    Other Income, Net                                  5,037              1,234
                                                    ---------------------------
          Total Other Income                           4,706                369

Income Before Income Taxes                             3,778                808
                                                    ---------------------------
    Income Tax Expense                                    80                 15
                                                    ---------------------------
          Net Income                                $  3,698           $    793
                                                    ---------------------------

Weighted Average Number of Common
    Shares Outstanding:
    Basic and Diluted Shares                          78,891              9,615
    Basic and Diluted Net Income Per Share:
    Net Income per Common Share                     $   0.05           $   0.08

           See accompanying Notes to Consolidated Financial Statements

                               GILMAN CIOCIA, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)

                                 (in thousands)


                                            Common Stock        Additional                    Treasury Stock          Total
                                       ---------------------     Paid in     Accumulated   ---------------------   Shareholders'
                                        Shares       Amount      Capital      Deficit       Shares       Amount   Equity/(Deficit)
                                       -------------------------------------------------------------------------------------------
Balance, June 30, 2006                   10,628     $    106     $ 29,487     $(34,293)       1,117     $   (480)    $ (5,180)
                                       -------------------------------------------------------------------------------------------

Net income                                   --           --           --          793           --           --          793
Cancellation of Treasury Stock           (1,154)         (11)        (469)          --       (1,117)         480           --
Issuance of stock in connection
   with acquisitions and other               15           --            2           --           --           --            2
Issuance of stock in connection
   with default of note                     180            2           21           --           --           --           23

                                       -------------------------------------------------------------------------------------------
Balance, June 30, 2007                    9,669           97       29,041      (33,500)          --           --       (4,362)
                                       -------------------------------------------------------------------------------------------

Net income                                   --           --           --        3,698           --           --        3,698
Issuance of stock in connection
   with Investment Purchase closing      40,000          400        3,600           --           --           --        4,000
Issuance of stock in connection
   with Private Placement closing        40,000          400        3,600           --           --           --        4,000
Issuance of stock in connection
   with Public stock offering             3,900           39          351           --           --           --          390
Issuance of stock in connection
   with acquisition and other               224            2           29           --           --           --           31
Issuance of stock in connection
   with default of note                      26           --            3           --           --           --            3
Investment Purchase and Private
   Placement closing costs                   --           --         (150)          --           --           --         (150)
Public stock offering closing costs          --           --         (188)          --           --           --         (188)

                                       -------------------------------------------------------------------------------------------
Balance, June 30, 2008                   93,819     $    938     $ 36,286     $(29,802)          --     $     --     $  7,422
                                       -------------------------------------------------------------------------------------------

           See accompanying Notes to Consolidated Financial Statements

                               GILMAN CIOCIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                               Fiscal Years Ended June 30,
                                                                                                 2008               2007
                                                                                               ---------------------------
Cash Flows From Operating Activities:
Net Income                                                                                     $  3,698           $    793

Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization                                                                     1,070                934
Issuance of common stock for debt default penalties, interest and other                              34                 25

Gain on debt extinguishment                                                                      (4,315)                --
Gain on sale of offices                                                                            (224)              (403)
Allowance for doubtful accounts                                                                     236               (120)
Gain on fair value recognition on accounts payable                                                 (394)              (240)

Changes in assets and  liabilities:
Accounts receivable                                                                                 347                232
Prepaid and other current assets                                                                   (148)              (216)
Change in marketable securities                                                                     125                 86
Other assets                                                                                         69                 (2)
Accounts payable and accrued expenses                                                            (1,628)              (249)
Deferred income                                                                                    (218)              (596)
                                                                                               ---------------------------
Net cash provided by/(used in) operating activities:                                             (1,348)               244
                                                                                               ---------------------------

Cash Flows From Investing Activities:
Capital expenditures                                                                               (264)              (334)
Cash paid for acquisitions, net of cash acquired and debt incurred                                 (597)              (286)
Receivables from employees                                                                           58               (264)
Due from office sales                                                                                40                285
Proceeds from the sale of office                                                                     --                391
                                                                                               ---------------------------
Net cash used in investing activities:                                                             (763)              (208)
                                                                                               ---------------------------

Cash Flows From Financing Activities:
Proceeds from bank and other loans                                                                  631                655
Proceeds from capital stock issuance                                                              6,058                 --
Proceeds from related parties                                                                        --              1,664
Payments related to stock offering costs                                                           (415)
Payments of bank loans and other loans                                                           (3,643)            (1,446)
Payments to related parties                                                                        (516)              (664)
                                                                                               ---------------------------
Net cash provided by financing activities:                                                        2,115                209
                                                                                               ---------------------------

Net change in cash and cash equivalents                                                               4                245
Cash and cash equivalents at beginning of fiscal year                                             1,369              1,124
                                                                                               ---------------------------
Cash and cash equivalents at end of fiscal year                                                $  1,373           $  1,369
                                                                                               ===========================

See accompanying Notes to Consolidated Financial Statements and supplemental disclosures to Consolidated Statements of Cash Flows.

                               GILMAN CIOCIA, INC.
        SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                     Fiscal Years Ended June 30,
                                                         2008          2007
                                                       -----------------------
Cash Flow Information
Cash payments during the year for
   Interest                                            $   492        $   275

Supplemental Disclosure of Non-Cash Transactions
Issuance of common stock for services, interest
   and other                                           $    34        $    25
Payment of debt by issuance of shares                  $ 2,309        $    --
Debt reduction related to assignment of office sale
   promissory notes to related party (1)               $    --        $   304
Equipment acquired under capital leases                $   409        $   137
Cancellation of treasury shares                        $    --        $   480
Fair value recognition on legacy accounts payable      $  (394)       $  (238)

(1) In December 2006, Gilman Ciocia, Inc. (the "Company") assigned to Prime Partners, Inc. two promissory notes to us related to the sale of two of our offices as consideration for the reduction of the $0.3 million against the outstanding principal owed to Prime Partners, Inc.

                               GILMAN CIOCIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE FISCAL YEARS ENDED JUNE 30, 2008 AND 2007

1. ORGANIZATION AND NATURE OF BUSINESS

Gilman Ciocia, Inc. (together with its wholly owned subsidiaries, "we", "us", "our" or the "Company") was founded in 1981 and is incorporated under the laws of the State of Delaware. We provide federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets, accounting services to small and midsize companies and financial planning services, including securities brokerage, investment management services, insurance and financing services. As of June 30, 2008, we had 26 company-owned offices operating in three states (New York, New Jersey, and Florida) and 54 independently operated offices providing financial planning services in 12 states.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Consolidated Financial Statements include the accounts of the Company and all majority owned subsidiaries from their respective dates of acquisition. All significant inter-company transactions and balances have been eliminated.

Reclassifications

Where appropriate, prior years financial statements reflect reclassifications to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Furthermore, the Company, including our wholly owned subsidiary Prime Capital Services, Inc. ("PCS"), has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with PCS. In addition, under the PCS registered representatives contract, each registered representative has indemnified us for these claims. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies," we have established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, our management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect our estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. As of June 30, 2008, we accrued approximately $0.2 million for these matters. A majority of these claims are covered by our errors and omissions insurance policy. While we will vigorously defend ourselves in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include investments in money market funds and are stated at cost, which approximates market value. Cash at times may exceed FDIC insurable limits.

Marketable Securities

We account for our short-term investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Our short-term investments consist of trading securities and are stated at quoted market values, with unrealized gains and losses reported as investment income in earnings. During the fiscal years ended June 30, 2008 and 2007 we recorded unrealized gains/(losses) from trading securities which we deemed immaterial. All such gains and losses are calculated on the basis of the specific-identification method. During the fiscal year ended June 30, 2008, we recognized $0.8 million in realized gains. Interest earned is included in other income/(expense). The original cost included in the carrying value of marketable securities at June 30, 2008 is $32.3 thousand.

Securities sold, but not yet purchased, are stated at quoted market values with unrealized gains and losses reflected in the statements of operations. Subsequent market fluctuations of securities sold, but not yet purchased, may require purchasing the securities at prices that may differ from the market values reflected in the accompanying balance sheets. There was no liability attributable to securities sold short, but not yet purchased, as of June 30, 2008.

Trade Accounts Receivable, Net

Our accounts receivable consist primarily of amounts due related to financial planning commissions and tax accounting services performed. We record an allowance for doubtful accounts based on management's estimate of collectibility of such trade and notes receivables outstanding. The allowance for doubtful accounts represents an amount considered by management to be adequate to cover potential losses, if any. The recorded allowance at June 30, 2008, and 2007 was $0.3 million and $0.2 million, respectively. Bad debt expense/(recovery) recorded for June 30, 2008 and 2007 was $0.2 million and ($0.1) million, respectively, and is included in general and administrative expense in the statements of operations.

Property and Equipment

Property and equipment are carried at cost. Amounts incurred for repairs and maintenance are charged to operations in the period incurred. Depreciation is calculated on a straight-line basis over the following useful lives:

         Equipment                          3-5 years
         Furniture and Fixtures             5-7 years
         Leasehold Improvements             Shorter of useful life or lease term
         Software                           2-5 years
         Assets under Capital Lease         2-7 years

Goodwill and Intangible Assets

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

We review long-lived assets, certain identifiable assets and any impairment related to those assets at least annually or whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. To the extent carrying values have exceeded fair values, an impairment loss has been recognized in operating results.

Website Development and Internal Use Software Costs

In accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," as well as Emerging Issues Task Force ("EITF") 00-02, "Accounting for Website Development Costs," we capitalized costs incurred in the application development stage related to the development of our website and our internal use software in the amount of $0.6 million. Amortization expense is computed on a straight-line basis over a period of two to five years, the expected useful life, and amounted to approximately $39.3 thousand and $12.4 thousand for the years ended June 30, 2008 and 2007.

Revenue Recognition

We recognize all revenues associated with income tax preparation, accounting services and asset management fees upon completion of the services. Financial planning services include securities and other transactions. The related commission revenue and expenses are recognized on a trade-date basis. Marketing revenue associated with product sales is recognized quarterly based on production levels. Marketing event revenues are recognized at the commencement of the event offset by its cost.

Advertising Expense

The costs to develop direct-mail advertising are accumulated and expensed upon the first mailing of such advertising in accordance with SOP 93-7, "Reporting on Advertising Costs". The costs to develop tax season programs and associated printing and paper costs are deferred in the first and second fiscal quarters and expensed in the third fiscal quarter upon the first use of such advertisements in the advertising programs. Other advertising fees associated with tax season are expensed as incurred. Advertising expense was $2.0 million and $1.8 million for the years ended June 30, 2008 and 2007, respectively.

Interest Income/(Expense)

Interest expense relates to interest owed on our debt. Interest expense is recognized over the period the debt is outstanding at the stated interest rates (see Note 11). Interest income relates primarily to interest earned on bonds held by the broker-dealer. Interest is recognized from the last interest payment date up to but not including the settlement date of the sale.

Income Taxes

Income taxes have been provided using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying estimated tax rates and laws to taxable years in which such differences are expected to reverse. The deferred tax asset attributed to the net operating losses have been fully reserved, since we have yet to achieve recurring income from operations.

Stock-based Compensation

We adopted SFAS No. 123R, "Share Based Payments". SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating our forfeiture rate, we analyzed our historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If our actual forfeiture rate is materially different from our estimate, or if we reevaluate the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. There was no financial impact of applying SFAS No. 123R for the fiscal years ended June 30, 2008 and 2007.

Net Income/(Loss) Per Share

In accordance with SFAS No. 128, "Earnings Per Share", basic net income/(loss) per share is computed using the weighted average number of common shares outstanding during each period. The computation for June 30, 2008 did not include outstanding options and warrants because to do so would have an anti-dilutive effect for the period.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and debt, approximated fair value as of June 30, 2008, because of the relatively short-term maturity of these instruments and their market interest rates.

Contingent Consideration

We entered into several asset purchase agreements, which include contingent consideration based upon gross revenue generated in future periods. In accordance with SFAS No. 141 "Business Combinations" no liability will be recorded until the contingency is determinable beyond a reasonable doubt.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of trade receivables. The majority of our trade receivables are commissions earned from providing financial planning services that include securities/brokerage services and insurance and financing services. As a result of the diversity of services, markets and the wide variety of customers, we do not consider ourselves to have any significant concentration of credit risk.

Segment Disclosure

Management believes the Company operates as one segment.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (the "FASB") issued Statement of Accounting Standards ("SFAS") Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles ("GAAP") in the United States. SFAS No. 162 is effective sixty days following the SEC's approval of The Public Company Accounting Oversight Board's related amendments to remove the GAAP hierarchy from auditing standards. We do not expect adoption of SFAS No. 162 will have a material impact on our Consolidated Financial Statements.

In April 2008, the FASB issued FASB Staff Position ("FSP") FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). This position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance contained in this FSP for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. We are currently assessing the effects of FSP FAS 142-3 and have not yet determined its impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"). This statement replaces SFAS No. 141, "Business Combinations" ("SFAS No. 141"). This statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141R's scope is broader than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration.

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

SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management is assessing the impact on our financial statements once adopted.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. We adopted SFAS No. 157 effective September 30, 2007 and have recorded a $0.2 million allowance against our accounts payable balance as of June 30, 2008 representing its fair value assessment of that account. See also Note 9 describing fair value measurements.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us hence are not expected to have any impact once adopted.

3. ACQUISITIONS

Tax Practices

During fiscal 2008, we acquired four tax preparation and accounting businesses. In each case, the purchase price is equal to a percentage of gross revenue generated from the preparation of tax returns of the clients and from accounting services rendered to clients during a one to five year period. As such, we paid the sellers at closing down payments of $0.3 million in the aggregate. In addition we will pay the sellers additional installment payments based on a percentage of gross revenue generated during periods from one to five years after the closing dates less all previous payments received. Such payments are made on a quarterly basis and as of June 30, 2008 totaled $0.2 million in the aggregate. Payments made subsequent to June 30, 2008 totaled $0.1 million in the aggregate. In accordance with SFAS No. 141 "Business Combinations" no liability will be recorded until the contingency is determinable beyond a reasonable doubt. Based on an estimate of these future revenues, we will have a contingent liability of $0.9 million, subject to change based on actual future revenues earned.

During fiscal 2007, we acquired five tax preparation and accounting businesses. In each case, the purchase price is equal to a percentage of gross revenue generated from the preparation of tax returns of the clients and from accounting services rendered to clients during a one year period. As such, we paid the sellers at closing down payments of $0.2 million in the aggregate. In addition we paid the sellers additional installment payments based on a percentage of gross revenue generated during a one year period after the closing dates less all previous payments received. Such payments are made on a quarterly basis and as of June 30, 2007 totaled $0.1 million in the aggregate. Final payments were made during fiscal 2008 and totaled $0.1 million in the aggregate.

Acquisitions are accounted for under the purchase method of accounting. Purchase prices have been allocated to the acquired assets and liabilities based on their respective fair values on the dates of the acquisition. The purchase prices in excess of the fair values of net assets acquired are classified as goodwill in the Consolidated Balance Sheets. Sales and net income have been included in the Consolidated Statements of Operations from the respective dates of acquisition. Customer lists are amortized on a straight-line basis generally over a seven year period.

Financial Planners

During fiscal 2008 and 2007, we entered into several financial planner employment agreements. As part of the agreements we provided total loans to these financial planners during fiscal 2008 and 2007 in the amount of $0.1 million and $0.2 million, respectively. Consistent with industry practice, some of these loans will be forgiven if the financial planner meets certain predetermined production targets and/or length of service commitments.

4. BUSINESS COMBINATIONS AND SOLD OFFICES

On February 1, 2008 we sold one of our tax preparation and financial planning offices for $0.2 million. We received a promissory note for the entire amount to be financed over 60 months. This note is non-interesting bearing and has been recorded with a 7.0% discount rate.

During fiscal 2007, we financed the sale of two offices with the receipt of notes totaling in aggregate $0.4 million to be paid over various terms up to 60 months. These notes have guarantees from the respective office purchaser and certain default provisions. All of these notes are non-interest bearing and have been recorded with an 8.0% discount rate.

The scheduled payments for the balance of the term of these notes are as follows:

               (in thousands)
                For the Years               Minimum Note
               Ended June 30:                 Payments
               -----------------------------------------
                         2009                       $ 43
                         2010                         37
                         2011                         37
                         2012                         37
                   Thereafter                         21
                                            ------------
                        Total                        175
               Less Allowance                         --
                                            ------------
                        Total                       $175
                                            ============

5. RECEIVABLES FROM EMPLOYEES, NET

We provide loans to our employees as a way to attract new financial planners. Most financial planners do not earn salaries or receive a minimal base salary, consistent with industry practice. We provide these loans as a means by which the financial planners can receive cash prior to building their book of business. Consistent with industry practice, some of these loans will be forgiven if the financial planner meets certain predetermined production targets and/or length of service commitments.

Receivables from employees and independent registered representatives consist of the following:

                                                              As of June 30,
(in thousands)                                              2008          2007
-------------------------------------------------------------------------------
Demand loans from employees and independent               $ 1,564       $ 1,693
registered representatives
Less: Allowance                                              (874)         (927)
                                                          ---------------------
Total                                                     $   690       $   766
                                                          =====================

6. PROPERTY AND EQUIPMENT, NET

Major classes of property and equipment consist of the following:

                                                              As of June 30,
(in thousands)                                              2008          2007
-------------------------------------------------------------------------------
Equipment                                                 $ 3,637       $ 4,454
Furniture and Fixtures                                      1,369         1,176
Leasehold Improvements                                      1,555         1,223
Software                                                      632           393
                                                          ---------------------
Property and Equipment at Cost                              7,193         7,246
Less: Accumulated Depreciation and Amortization            (5,638)       (6,128)
                                                          ---------------------
Property and Equipment, Net                               $ 1,555       $ 1,118
                                                          =====================

Property and equipment under capitalized leases was $2.7 million at June 30, 2008 and $2.2 million at June 30, 2007. Accumulated amortization related to capitalized leases was $2.2 million at June 30, 2008 and $1.9 million at June 30, 2007. Depreciation expense for property and equipment was $0.5 million for both fiscal years ended June 30, 2008 and 2007.

7. GOODWILL

Goodwill included on the balance sheets as of June 30, 2008 and 2007 was approximately $4.0 million and $3.9 million, respectively. Our goodwill at June 30, 2008 consists mostly of goodwill related to the acquisitions of PCS, Prime Financial Services, Inc. ("PFS") and AFP completed during or prior to the fiscal year ended June 30, 1999, which was accounted for under the purchase method.

The impairment testing for goodwill was performed using future discounted cash flows and a market value approach and it was determined that no adjustment to goodwill was required in fiscal 2008 and 2007.

8. INTANGIBLE ASSETS

During the fiscal years ended June 30, 2008 and 2007, we acquired aggregate intangible assets valued at $0.7 million and $0.5 million, respectively, in connection with acquisitions which are accounted for under the purchase method.

Intangible assets consist of the following:

                                                            As of June 30,
(in thousands)                                           2008            2007
-------------------------------------------------------------------------------
Customer Lists                                         $  6,002        $  5,388
Broker-Dealer Registration                                  100             100
Non-Compete Contracts                                       678             559
House Accounts                                              600             600
Administrative Infrastructure                               500             500
Independent Contractor Agreements                         3,100           3,100
                                                       ------------------------
Intangible Assets at Cost                                10,980          10,247
Less: Accumulated Amortization and
         Impairment
                                                         (6,229)         (5,649)
                                                       ------------------------
Intangible Assets, Net                                 $  4,751        $  4,598
                                                       ========================

Amortization expense for the fiscal years ended June 30, 2008 and 2007 was computed on a straight-line basis over periods of two to 20 years, and amounted to $0.6 million and $0.5 million, respectively. Annual amortization expense will be approximately $0.7 million for each of the next five years.

As required, we performed the fair value impairment tests prescribed by SFAS No. 142 during the fiscal years ended June 30, 2008 and 2007. Fair value was determined based on recent comparable sales transactions and future cash flow projections. As a result, we recognized no impairment loss in fiscal 2008 and an impairment loss in fiscal 2007 for $12.1 thousand, which is included in depreciation and amortization expense on the statement of operations.

9. FAIR VALUE MEASUREMENTS

We elected early adoption of SFAS No. 157, beginning July 1, 2007, the first day of our fiscal year 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute.

The following table sets forth the liabilities the Company has elected to fair value under SFAS No. 157 as of June 30, 2008:

                                             Fair Value Measurements Using
(in thousands)                         Significant Unobservable Inputs (Level 3)
Description                                       As of June 30, 2008
--------------------------------------------------------------------------------
Accounts Payable:
Beginning Balance                                       $1,842
   Less Allowance                                         (173)
                                                  -------------------
Ending Balance                                          $1,669

We have significant legacy accounts payable balances that are at least four years old and that we believe will never require a financial payment for a variety of reasons. Accordingly, under SFAS No. 157, we established an estimate of fifteen cents on the dollar on these legacy balances that we would potentially pay out against these balances based on our historical pay out on these legacy balances. The income recorded during fiscal 2008 was $0.4 million and is recorded in other income, net on our Consolidated Statement of Operations.

10. ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                               As of June 30,
(in thousands)                                                2008        2007
--------------------------------------------------------------------------------
Accrued compensation                                        $    237    $    228
Accrued bonus                                                     96         238
Accrued related party compensation and bonus                     196         270
Accrued related party other(1)                                    --         250
Accrued vacation                                                 128         165
Accrued settlement fees                                          122         293
Accrued audit fees & tax fees                                    160         155
Accrued interest(1)                                               18       2,403
Accrued other                                                    558           4
Accrued acquisition                                              242         465
                                                            --------------------
Total Accrued Expenses                                      $  1,757    $  4,471
                                                            ====================

(1) As a result of the sale of 40.0 million shares of Company common stock to certain investment purchasers, and the sale of an additional 40.0 million shares of Company common stock to certain private placement purchasers on August 20, 2007, accrued expenses were reduced by $2.2 million.

11. DEBT

                                                              As of June 30,
(in thousands)                                               2008        2007
-------------------------------------------------------------------------------
Wachovia Bank (floating rate of Libor plus 4.0%)            $   339     $   839
Met Life (floating rate of Prime plus 2.25%)                     --       4,750
Note Payable for Insurance                                      356         203
Notes Payable for Client Settlements, payable over periods
    of up to 7 years at varying interest rate to 10%             10          28
Capitalized Lease Obligations                                   626         475
                                                            -------------------
                    Total                                     1,331       6,295
Less: Current Portion                                          (943)     (6,052)
                                                            -------------------
                    Total                                   $   388     $   243
                                                            ===================

On August 20, 2007, we sold 40.0 million shares of our common stock to certain investment purchasers (the "Investment Purchase Closing") and sold an additional
40.0 million shares of our common stock to certain private placement purchasers (the "Private Placement Closing"). As a result of the Investment Purchase Closing and the Private Placement Closing, on August 20, 2007, Met Life Insurance Company of Connecticut ("Met Life") formerly known as the Travelers Insurance Company, was paid $2.4 million in full satisfaction of the approximately $6.8 million, including principal and interest, owed to Met Life. During the period the loan was outstanding, we were in default on our $5.0 million distribution financing with Met Life. See Note 21 for a discussion of the stock sales.

As of June 30, 2008, we were in default of certain covenants under our term loan/revolving letter of credit financing with Wachovia. Our debt forbearance agreement with Wachovia was last amended on April 1, 2006. We do not believe that Wachovia will issue a notice of default for any of these defaults. As a result of these defaults, our debt with Wachovia has been classified as a current liability on our financial statements. On August 20, 2007, as a result of the Investment Purchase Closing and the Private Placement Closing, a $50.0 thousand principal payment was made to Wachovia. On April 7, 2008, Wachovia agreed to waive our principal payments for the months of April, May and June of 2008 and to extend the due date of the loan with us from October 2008 to January 2009. We resumed our monthly payments in July 2008. As of September 15, 2008, our outstanding principal balance was $0.2 million.

A $1.0 million loan (the "Purchasing Group Loan") owed by us and 0.8 million shares of our common stock were sold to a group of Company management and employees (the "Purchasing Group") on April 29, 2005 for the amount of $0.8 million. The $0.3 million debt reduction agreed to by the Purchasing Group was recorded to paid-in-capital, as the Purchasing Group is a related party. On August 20, 2007, as part of the Private Placement Closing, $0.7 million of the Purchasing Group Loan was converted to 7.1 million shares of our common stock.

Debt Maturities

The stated maturities of all long-term debt due after June 30, 2008 are as follows:

               (in thousands)
               For Fiscal Years Ended         Maturies
               ---------------------------------------
                                 2009         $    943
                                 2010              229
                                 2011              133
                                 2012               19
                                 2013                7
                                              --------
                                              $  1,331
                                              --------

Note: This Debt Maturities schedule reflects the contractual payment terms of the debt maturities.

12. CAPITAL LEASE OBLIGATIONS

We are the lessee of certain equipment and leasehold improvements under capital leases expiring through 2013. The assets and liabilities under capital leases are carried at the lower of the present value of minimum lease payments or the fair market value of the asset. The assets are depreciated over the shorter of their estimated useful lives or their respective lease terms. Depreciation of assets under capital leases is included in depreciation expense.

Minimum future lease payments under capital leases as of June 30, 2008 are as follows:

           (in thousands)                      Minimum Future
           For Fiscal Years Ended              Lease Payments
           --------------------------------------------------
                               2009            $          340
                               2010                       285
                               2011                       148
                               2012                        21
                               2013                         8
                                               --------------
                              Total                       802
           Less amount representing
            finance charge                               (176)
                                               --------------
           Present value of net
            minimum lease payments             $          626
                                               ==============

Capital equipment leases have the lease rate factor (finance charge) built into the monthly installment and range from 7.0% to 28.5%.

13. COMMITMENTS AND CONTINGENCIES

Leases

We are obligated under various non-cancelable lease agreements for the rental of office space through 2015. The lease agreements for office space contain escalation clauses based principally upon real estate taxes, building maintenance and utility costs.

The following is a schedule by fiscal year of future minimum rental payments required under operating leases as of June 30, 2008:

           (in thousands)                      Minimum Rental
           For Fiscal Years Ended                 Payments
           --------------------------------------------------
                             2009              $        2,272
                             2010                       1,818
                             2011                       1,511
                             2012                       1,026
                             2013                         735
                       Thereafter                         703
                                               --------------
                            Total              $        8,065
                                               --------------

Rent expense from operations for the fiscal years ended June 30, 2008 and 2007 was $2.6 million and $2.4 million, respectively.

Professional Liability or Malpractice Insurance

We do not maintain any professional liability or malpractice insurance policy for income tax preparation. We maintain an "Errors and Omissions" insurance policy for our securities business. Although we believe we comply with all applicable laws and regulations in all material respects, no assurance can be given that we will not be subject to professional liability or malpractice suits.

Contingent Consideration

We entered into several asset purchase agreements, which include contingent consideration based upon gross revenue generated in future periods. In accordance with SFAS No. 141 "Business Combinations" no liability will be recorded until the contingency is determinable beyond a reasonable doubt. See
Note 3 for a discussion of acquisitions.

Clearing Agreements

We are party to clearing agreements with unaffiliated correspondent brokers, which in relevant part state that we will assume customer obligations in the event of a default. At June 30, 2008, the clearinghouse brokers held approximately $0.2 million of cash as a deposit requirement, which is included in current assets on the balance sheet at June 30, 2008 as a reduction to amounts due to such brokers.

Net Capital Requirements

PCS is subject to the SEC's Uniform Net Capital Rule 15c 3-1, which requires that PCS maintain minimum regulatory net capital of $0.1 million and, in addition, that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed the greater of 15 to one. As of June 30, 2008, we were in compliance with these regulations.

Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, PCS executes, as agent, transactions on behalf of customers. These activities may expose us to risk in the event customers, other brokers and dealers, banks depositories or clearing organizations are unable to fulfill their contractual obligations. We continuously monitor the creditworthiness of customers and third party providers. If the agency transactions do not settle because of failure to perform by either the customer or the counter parties, PCS may be obligated to discharge the obligation of the non-performing party and, as a result, may incur a loss if the market value of the security is different from the contract amount of the transactions.

Litigation

On February 4, 2004, we were served with a Summons and a Shareholder's Class Action and Derivative Complaint with the following caption: "Gary Kosseff, Plaintiff, against James Ciocia, Thomas Povinelli, Michael Ryan, Kathryn Travis, Seth A. Akabas, Louis P. Karol, Edward Cohen, Steven Gilbert and Doreen Biebusch, Defendants and Gilman & Ciocia, Inc., Nominal Defendant". The nature of the action is that the Company, our board of directors and our management, breached their fiduciary duty of loyalty in connection with the sale of certain of the Company's offices. The action was filed in the Court of Chancery of the State of Delaware in and for New Castle County under Civil Action No. 188-N. The case was scheduled for trial on June 4, 2007. The trial was postponed without a new date pending settlement negotiations. On February 15, 2008, a Settlement Agreement was executed settling the lawsuit. At a hearing on September 22, 2008, the Court of Chancery of the State of Delaware approved the Settlement Agreement and reserved decision on setting an award of attorney's fees and expenses for plaintiff's counsel. We believe there will be no material adverse impact on our financial position from any award of attorney's fees and expenses.

On September 6, 2005, we received an informal inquiry from the SEC regarding variable annuity sales by our registered representatives during the period January 1, 2002 through August 1, 2005. On June 22, 2006, the SEC entered a formal order of investigation. Pursuant to SEC subpoenas, we have supplied documents to the SEC and several officers, employees and former employees have testified before the SEC. We cannot predict whether or not the investigation will result in an enforcement action. Further, if there were an enforcement action, we cannot predict whether or not our operating results would be affected.

The Company and PCS are defendants and respondents in lawsuits and Financial Industry Regulatory Authority ("FINRA") arbitrations in the ordinary course of business. In accordance with SFAS No. 5 "Accounting for Contingencies," we established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, our management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of the losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect its estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. We accrued $0.2 million as a reserve for potential settlements, judgments and awards at June 30, 2008. PCS has errors & omissions coverage that will cover a portion of such matters. In addition, under the PCS registered representatives contract, each registered representative is responsible for covering awards, settlements and costs in connection with these claims. While we will vigorously defend our self in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

14. EQUITY COMPENSATION PLANS

Stock Option Agreements and Stock Option Plans

Prior to June 30, 2007, we adopted and the shareholders had approved various stock option plans covering 1.6 million shares of stock issued pursuant to such plans. We granted stock options to employees, directors and consultants pursuant to individual agreements or to our incentive and non-qualified stock option plans. In addition, from time to time, we issued, and in the future may issue additional non-qualified options pursuant to individual option agreements, the terms of which vary from case to case. We maintain records of option grants by year, exercise price, vesting schedule and grantee. In certain cases we estimated, based on all available information, the number of such options that were issued pursuant to each plan. The material terms of such option grants vary according to the discretion of the board of directors.

On July 19, 2007 the shareholders approved the adoption of our 2007 Stock Incentive Plan ( the "2007 Plan"). Subject to anti-dilution adjustments as provided in the 2007 Plan, (i) the 2007 Plan provides for a total of 16.1 million shares of our common stock to be available for distribution pursuant to the 2007 Plan, and (ii) the maximum number of shares of our common stock with respect to which stock options, restricted stock, deferred stock, or other stock-based awards may be granted to any participant under the 2007 Plan during any calendar year or part of a year may not exceed 0.6 million shares.

In fiscal 2008 and fiscal 2007 there was no charge to earnings related to stock-option awards.

The table below summarizes plan and non-plan stock option activity for the fiscal years ended June 30, 2008 and 2007:

                                                                       Weighted
                                                                        Average
                                                        Number of      Exercise
                                                         Shares          Price
                                                       -------------------------
Outstanding, June 30, 2006                              1,108,500     $     7.12
                                                       -------------------------
    Granted                                                    --             --
    Exercised                                                  --             --
    Expired                                              (320,000)          7.13
    Canceled                                                   --             --
                                                       -------------------------
Outstanding, June 30, 2007                                788,500     $     7.11
                                                       -------------------------
    Granted                                                    --             --
    Exercised                                                  --             --
    Expired                                              (708,500)          7.80
    Canceled                                                   --             --
                                                       -------------------------
Outstanding, June 30, 2008                                 80,000     $     1.04
                                                       -------------------------

Exercisable June 30, 2007                                 788,500     $     7.11
Exercisable June 30, 2008                                  80,000     $     1.04

The weighted average fair value of options granted during the years ended June 30, 2008 and 2007 was zero.

                           Stock Option Price Schedule
                               As of June 30, 2008

                                  Weighted
                                  Average      Weighted      Number     Weighted
                   Number of     Remaining     Average    Exercisable   Average
   Range of         Options     Contractual    Exercise     Options     Exercise
Exercise Price    Outstanding   Life (Years)    Price     Outstanding    Price
--------------------------------------------------------------------------------
  $0.01-$2.50        70,000          1          $ 0.33       70,000      $ 0.33
  $5.01-$7.50        10,000          3          $ 6.00       10,000      $ 6.00
                  -----------                             -----------
                     80,000          2          $ 1.04       80,000      $ 1.04
                  ===========                             ===========

The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

                                            2008           2007
                                          -----------------------
           Expected Life (Years)               2               1
           Risk Free Interest Rate          2.17%           4.93%
           Volatility                     190.05%         157.35%
           Dividend Yield                   0.00%           0.00%

2007 Stock Incentive Plan

At the July 19, 2007 annual meeting of shareholders ("Annual Meeting"), the shareholders of Gilman Ciocia, Inc., approved the adoption of our 2007 Plan.

The 2007 Plan provides that it will be administered by our Board of Directors (the "Board") or a committee of two or more members of the Board appointed by the Board (the "Committee"). The Board or the Committee will generally have the authority to administer the 2007 Plan, determine participants who will be granted awards under the 2007 Plan, the size and types of awards, the terms and conditions of awards and the form and content of the award agreements representing awards.

The 2007 Plan provides for the grant of any or all of the following types of awards: (a) common stock options, (b) restricted common stock, (c) deferred common stock and (d) other common stock-based awards. Awards may be granted singly, in combination, or in tandem. Subject to anti-dilution adjustments as provided in the 2007 Plan, (i) the 2007 Plan provides for a total of 16.1 million shares of our common stock to be available for distribution pursuant to the 2007 Plan, and (ii) the maximum number of shares of our common stock with respect to which stock options, restricted stock, deferred stock, or other stock-based awards may be granted to any participant under the 2007 Plan during any calendar year or part of a year may not exceed 0.6 million shares.

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

15. EMPLOYEE BENEFIT PLAN

We maintain a 401(k) plan for the benefit of our eligible employees. We have not made any discretionary annual matching contributions.

16. NET EARNINGS PER SHARE

Basic net earnings per share is computed using the weighted average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in the diluted net earnings/(loss) per share. However it does not include outstanding options and warrants because to do so would have an anti-dilutive effect for the period. The computations of basic and diluted net earnings per share are as follows:

                                                     Fiscal Years Ended June 30,
(in thousands, except per share data)                  2008               2007
--------------------------------------------------------------------------------
Numerator for basic and diluted
   Earnings per share                                $  3,698           $    793

Denominator for basic earnings per share -
   Weighted average shares                             78,891              9,615
Effects of dilutive securities
   Stock options for employees, directors and
   outside consultants                                     --                 --
                                                     ---------------------------
Denominator for diluted earnings per share -
   Weighted average shares                             78,891              9,615

Net income per share of common stock:
   Basic Net Income:
    Net Income                                       $   0.05           $   0.08
   Diluted Net Income:
    Net Income                                       $   0.05           $   0.08

17. RELATED PARTY TRANSACTIONS

James Ciocia, our Chairman of the Board of Directors and a financial planner for the Company, receives commissions based on a variable percentage of his own business production and under which he received an aggregate of $0.6 million in fiscal 2008.

James Ciocia and Michael Ryan personally guaranteed the repayment of our loan from Wachovia. Such shareholders received no consideration for such guarantees other than their salaries and other compensation.

During fiscal 2007, Prime Partners, Inc. ("Prime Partners") loaned us an aggregate of $1.7 million at an interest rate of 10%. During fiscal 2007, we repaid $0.7 million to Prime Partners, Inc. As of June 30, 2007, we owed Prime Partners, Inc. $2.8 million. Michael Ryan is a director, an officer and a significant shareholder of Prime Partners, Inc. On August 16, 2007, Prime Partners, Inc. sold to Prime Partners II, LLC $1.5 million of the $2.8 million owed to it by us. Prime Partners II, LLC is a limited liability company. Michael Ryan is a significant member and a manager of Prime Partners II, LLC. On August 20, 2007, Prime Partners II, LLC converted the $1.5 million of our debt into
15.4 million shares of our common stock. As of June 30, 2008, we owed Prime Partners, Inc. a total of $1.3 million in principal. A $1.0 million note to Prime Partners dated as of January 31, 2008 was due on June 30, 2008 (the "$1.0 Million Note"). On December 26, 2007, we entered into a promissory note in the amount of $0.3 million with Prime Partners for related party debt which was previously included in accrued expenses. The note pays interest at the rate of 10.0% per annum. The note is payable over 31 months and the first payment of approximately $11.0 thousand was paid in January 2008 and continues to be paid monthly.

In December 2006, we assigned to Prime Partners, Inc. two promissory notes to us related to the sale of two of our offices as consideration for the reduction of $0.3 million against the then $3.1 million of outstanding principal owed to Prime Partners, Inc. The balance of the notes was $0.3 million.

On April 29, 2005, a loan in the amount of $1.0 million, together with 0.8 million shares of our common stock were sold to a group of Company management and employees ("Purchasing Group") for $0.8 million. Since the resulting debt reduction of $0.3 million agreed to by the Purchasing Group resulted from a related party transaction, paid-in-capital was appropriately increased. On August 20, 2007, $0.7 million of the loan was converted to 7.1 million shares of our common stock.

In August of 2002, we entered into a promissory note in the amount of $0.1 million with James Ciocia, a Director of the Company. The note pays interest at the rate of 10% per annum. The note shall be payable on demand and may be prepaid in whole or in part at any time and from time to time without premium or penalty. As of June 30, 2007 the principal balance was $0.1 million. On August 20, 2007, $0.2 million of debt owed to Mr. Ciocia, including $8,881 from his note, was converted to 2.3 million shares of our common stock.

On December 23, 2003, we entered into a promissory note in the amount of $0.2 million with Ted Finkelstein, our Vice President and General Counsel. The note paid interest at the rate of 10% per annum payable monthly. At June 30, 2007, the principal balance we owed Mr. Finkelstein was $25.8 thousand. On August 20, 2007, $30.0 thousand of Mr. Finkelstein's note, including accrued interest, was converted to 0.3 million shares of our common stock. A trust, of which Mr. Finkelstein is the trustee ("the Trust"), made a short-term loan to Prime Partners for $0.3 million on July 18, 2006, which paid interest at 10% per annum. On October 16, 2006, the Trust made an additional short-term loan to Prime Partners for $0.2 million, which accrued interest at 10% per annum. As of June 30, 2008, Prime Partners owed the Trust $0.5 million in principal pursuant to a promissory note dated January 31, 2008 (the "Old Note"). As security for the total loan in the amount of $0.5 million, Prime Partners gave the Trust a security interest in the note related to the sale of two of our offices that we assigned to Prime Partners and a security interest in the notes that we owed to Prime Partners.

As of September 1, 2008, Prime Partners assigned $0.5 million from the $1.0 Million Note to the Trust in payment of the Old Note. As of September 1, 2008, we entered into a new $0.5 million promissory note with Prime Partners at 10% interest with interest and principal due on or before June 30, 2009 (the "New Prime Partners Note").

As of September 1, 2008, we entered into a new $0.5 million promissory note with the Trust (the "New Trust Note"). The New Trust Note provides for 10% interest to be paid in arrears through the end of the previous month on the 15th date of each month commencing on October 15, 2008. The principal of the New Trust Note will be paid to the Trust as follows: $55.0 thousand on January 31, 2009; $55.0 thousand on February 28, 2009; $90.0 thousand on March 31, 2009, April 30, 2009, May 31, 2009 and June 30, 2009. We gave the Trust a collateral security interest in all of our assets, including the stock of PCS, subordinate only to the outstanding security interest of Wachovia Bank. We agreed that the only loan debt principal that it is permitted to pay until the New Trust Note is paid in full is: the existing Wachovia debt, the scheduled principal payments on certain executive notes with de minimis balances and the scheduled principal payments to Prime Partners for the $0.3 million Promissory Note dated December 26, 2007. No payments of loan principal can be paid to any other existing or future lenders, including to Prime Partners on the New Prime Partners Note. Prime Partners and Ted Finkelstein guaranteed the New Trust Note. The guarantee of Prime Partners is secured by a collateral assignment of the promissory note dated January 23, 2004 between Daniel R. Levy and the Company in the original amount of $0.9 million which was assigned to Prime Partners, Inc. on June 26, 2006.

At June 30, 2008 and 2007, we owed to related parties as described above $1.3 million and $3.6 million, respectively.

On August 20, 2007, we sold 40.0 million shares of our common stock to certain private placement purchasers, including officers, directors and employees of the Company and Prime Partners II, LLC, a holding company owned in part by Michael Ryan (our President and Chief Executive Officer and a member of our Board of Directors). See Note 22.

18. SEGMENTS OF BUSINESS

Management believes the Company operates as one segment.

19. TAXES ON INCOME

For fiscal years ended June 30, 2008 and 2007 $80.0 thousand and $15.0 thousand was recorded for income taxes in the Consolidated Financial Statements.

A valuation allowance has been established against the deferred tax assets as of June 30, 2008 and June 30, 2007.

Our net operating loss carryovers of $15.6 million at June 30, 2008 expire generally from 2017 to 2027. The ability to utilize net operating loss carryovers may be restricted based on Internal Revenue Code Section 382 "changes in ownership."

A reconciliation of the federal statutory rate to the provision for income taxes is as follows:

                                                                       For Fiscal Years Ended June 30,
(in thousands)                                                          2008                    2007
-------------------------------------------------------------------------------------------------------------
Pre-tax income from
   Continuing operations                                       $  3,698                 $    793
Federal income taxes/(benefit)
   computed at statutory rates                                    1,294        35.00%        277        35.00%
Reduction of taxable income for forgiveness of indebtedness
under Section 108(a)(1)(B) of the Internal Revenue Code          (1,214)
State and local taxes/(benefit)
   net of federal tax benefit                                        --         3.50%         28         3.50%
Other                                                                --           --%         39         4.93%
Valuation reserve                                                    --           --%       (329)      -41.53%
                                                               --------                 --------
Total income tax expense provision                             $     80           --%   $     15         0.00%
                                                               ========                 ========

Net deferred assets were comprised of the following:

                                                              As of June 30,
(in thousands)                                              2008         2007
                                                          ---------------------
Net operating loss carry forward                          $  5,500     $  6,800
Intangibles                                                  1,500        1,600
Other, net                                                     900        1,100
                                                          ---------------------
   Total                                                     7,900        9,500
Less Valuation reserve                                      (7,900)      (9,500)
                                                          ---------------------
   Net                                                    $     --     $     --
                                                          =====================

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except share data)
Fiscal Year                            Income/(Loss)      Tax Provision       Net Income/      Per Share Weighted Average
    2008               Revenue          Before Taxes        (Benefit)            (Loss)          Basic          Diluted
-------------------------------------------------------------------------------------------------------------------------
     Q1                $12,280            $ 3,883           $      -            $ 3,883          $0.08           $0.08
     Q2                $12,357            $  (204)          $      -            $  (204)         $0.00           $0.00
     Q3                $13,837            $   260           $      -            $   260          $0.00           $0.00
     Q4                $12,403            $  (161)          $     80            $  (241)         $0.00           $0.00

Fiscal Year                            Income/(Loss)      Tax Provision       Net Income/      Per Share Weighted Average
    2007               Revenue          Before Taxes        (Benefit)            (Loss)          Basic          Diluted
-------------------------------------------------------------------------------------------------------------------------
     Q1                $11,499            $    (3)          $      -            $    (3)         $0.00           $0.00
     Q2                $12,031            $  (298)          $      -            $  (298)        ($0.03)         ($0.03)
     Q3                $15,294            $   986           $      -            $   986          $0.10           $0.10
     Q4                $14,228            $   123           $     15            $   108          $0.01           $0.01

21. EQUITY TRANSACTIONS

On April 14, 2008, the SEC declared effective our registration statement, which included a prospectus filed with the SEC on April 14, 2008 for a public stock offering (the "Public Stock Offering"). Pursuant to the Public Stock Offering, we distributed, for no consideration to our holders of common stock, non-transferable subscription rights to purchase shares of our common stock. Each eligible shareholder received one subscription right for each share of common stock owned at the close of business on April 14, 2008, the record date. We distributed subscription rights exercisable for up to an aggregate of 20.0 million shares of our common stock.

Each subscription right entitled an eligible shareholder to purchase up to four shares of common stock, subject to adjustment, at a subscription price of $0.10 per share. This is the same price at which we sold 80.0 million shares of common stock in the two private placements described above. Shareholders who exercised their basic subscription rights in full could over-subscribe for additional shares to the extent additional shares were available. The Public Stock Offering expired on June 20, 2008. A total of 3,899,561 shares of the common stock were issued pursuant to the Public Stock Offering.

On August 20, 2007, we closed the sale (the "Investment Purchase Closing") of
40.0 million shares of our common stock, par value $0.01 per share (the "Common Stock"), at a price of $0.10 per share (the "Investment Purchase") for proceeds of $4.0 million pursuant to an Investor Purchase Agreement dated April 25, 2007 (the "Purchase Agreement") with Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P.I and WebFinancial Corporation (the "Investment Purchasers"). The 40.0 million shares of Common Stock were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 under Regulation D, Rule 506 ("Rule 506"). The proceeds from the Investment Purchase Closing were used as follows: $2.4 million was paid to Met Life Insurance Company of Connecticut ("Met Life"), formerly known as the Travelers Insurance Company, in full satisfaction of the approximate $6.8 million including principal and interest owed to Met Life by us; $50.0 thousand was paid to Wachovia Bank, National Association ("Wachovia") as a principal payment, which reduced our loan balance with Wachovia to approximately $0.7 million; $19.2 thousand was paid to Wachovia for a loan fee and legal fees; and the $1.6 million balance was paid to us to be used as working capital.

The Investment Purchase Closing was contingent upon, among other things, the purchase of an additional 40.0 million shares of Common Stock at a price of $0.10 per share in cash or by the conversion of outstanding debt or other liabilities of the Company (the "Private Placement") by other purchasers (the "Private Placement Purchasers") including officers, directors and employees of the Company. Prime Partners II, LLC ("Prime Partners II"), a holding company owned in part by Michael Ryan (our President and Chief Executive Officer and a member of our Board of Directors) purchased 15.4 million shares of Common Stock in the Private Placement by the conversion of $1.5 million of Company debt. The closing of the Private Placement (the "Private Placement Closing") occurred on August 20, 2007 simultaneously with the Investment Purchase Closing.

At the Private Placement Closing, we issued 16.9 million shares of our common stock for cash proceeds of $1.7 million and 23.1 million shares of our common stock for the conversion of $2.3 million of our debt, including 15.4 million shares issued to Prime Partners II, for the conversion of $1.5 million of our debt. Such shares were issued pursuant to an exemption from the registration requirements under Rule 506. The $1.7 million cash proceeds from the Private Placement Closing were disbursed as follows: $3.8 thousand for escrow agent fees; and the $1.7 million balance was paid to us to be used to retire the debt of affiliates.

In connection with the Investment Purchase Closing, we entered into a Shareholders Agreement dated August 20, 2007 with the Investment Purchasers, Michael Ryan, Carole Enisman (our Executive Vice President of Operations), Ted Finkelstein (our Vice President and General Counsel), Dennis Conroy, and Prime Partners, Inc. and Prime Partners II, holding companies owned in part by Michael Ryan (the "Existing Shareholders").

Pursuant to the terms of the Shareholders Agreement: at the Investment Purchase Closing, the Investment Purchasers were given the right to designate two directors (the "Investor Directors") for election to our Board of Directors (the "Board"); so long as the Existing Shareholders own at least 10% of the outstanding shares of Common Stock, the Existing Shareholders have the right to nominate two directors (the "Existing Shareholder Directors") for election to the Board; the Investor Directors and the Existing Shareholder Directors shall jointly nominate three independent directors; the Investor Purchasers and the Existing Shareholders agreed to take such action as may be reasonably required under applicable law to cause the Investor Purchasers' designees and the Existing Shareholders' designees to be elected to the Board; we agreed to include each of the Director designees of the Investor Purchasers and the Existing Shareholders on each slate of nominees for election to the Board proposed by us, to recommend the election of such designees to the shareholders of the Company, and to use commercially reasonable efforts to cause such designees to be elected to the Board; one of the Investor Directors shall be appointed as a member of the Compensation Committee of the Board and one of the Investor Directors shall have the right to attend all Audit Committee meetings; the consent of one of the Investor Directors is required for certain Company actions above designated thresholds, including the issuance, redemption or purchase of equity or debt, the issuance of an omnibus stock plan, the creation of any new class of securities, certain affiliate transactions, changes to our certificate of incorporation or bylaws, entering into a merger, reorganization or sale of the Company or acquiring any significant business assets, or material changes to the business line of the Company; the Investor Shareholders agreed to a one year standstill agreement concerning the acquisition of our assets, our securities, proxy solicitations, voting trusts or tender offers; the Investor Purchasers were granted a right of first refusal for future securities issued by the Company; and the Company was granted a right of first refusal for sales of Common Stock by the Investment Purchasers and by the Existing Shareholders.

Also in connection with the Investment Purchase Closing, we entered into a Registration Rights Agreement dated August 20, 2007 with the Investment Purchasers and the Private Placement Purchasers (the "Holders"). Pursuant to the terms of the Registration Rights Agreement: subject to certain conditions, we agreed to file for the Holders an Automatic Registration Statement (the "Automatic Registration") no later than the later of forty five days after the Investment Purchase Closing and thirty days after we filed our Form 10-K for the fiscal year ending June 30, 2007; if we are unable to register all Registrable Securities in the Automatic Registration, we agreed to certain demand registrations by the Holders; we granted to the Holders certain Tag-Along Registration rights; the Holders were given demand registration rights on the happening of certain events; and we agreed to delineate registration procedures. We evaluated the accounting for terms of the registration rights, pursuant to FASB Staff Position on the Emerging Issues Tax Force 00-19-2 (FSP EITF 00-19-2"). We recorded $0.1 million as a liability for liquidated damages should we fail to file timely an Automatic Registration Statement for certain purchasers of the Company's common stock. On October 25, 2007, we filed a Registration Statement on Form S-1 with the SEC and reversed the $0.1 million liability recorded for liquidated damages as of December 31, 2007. The Registration Statement was declared effective by the SEC on March 17, 2008.

22. SUBSEQUENT EVENTS

At a hearing on September 22, 2008, the Court of Chancery of the State of Delaware approved the Settlement Agreement in the lawsuit against us with the following caption: "Gary Kosseff, Plaintiff, against James Ciocia, Thomas Povinelli, Michael Ryan, Kathryn Travis, Seth A. Akabas, Louis P. Karol, Edward Cohen, Steven Gilbert and Doreen Biebusch, Defendants and Gilman & Ciocia, Inc., Nominal Defendant". The Court reserved decision on setting an award of attorney's fees and expenses for plaintiff's counsel. We believe there will be no material adverse impact on our financial position from any award of attorney's fees and expenses.

On April 14, 2008, the SEC declared effective our registration statement, pursuant to a prospectus filed with the SEC on April 14, 2008 for the Public Stock Offering. On September 12, 2008, we filed a supplement to the prospectus extending until December 31, 2008 the period that certain investors and certain officers, directors and employees of the Company (the "2007 Investors") have a right to purchase up to the 16,100,435 shares of common stock offered under the prospectus that remained unsold at the expiration of the Public Stock Offering. The 2007 Investors will now have the right, on a "first come, first serve" basis until December 31, 2008 (rather than September 15, 2008) to purchase these shares at the $0.10 per share subscription price.

On September 1, 2008 Prime Partners assigned $0.5 million from its $1.0 million promissory note dated January 31, 2008 with us to the Trust in payment of the Old Note. As of September 1, 2008 we entered into a new $0.5 million note with the Trust (the "New Trust Note"). The New Trust Note will provide 10% interest paid in arrears through the end of the previous month commencing in October, 2008. Principal of the New Trust Note will be paid as follows: $55.0 thousand on January 31 and February 28, 2009 and $90.0 thousand on each of March 31, April 30, May 31 and June 30, 2009.