Form 10-Q
period 2008-09-30
GILMAN CIOCIA, INC.
filed 2008-11-14
CIK 914142

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2008

                                       or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

               Large accelerated filer |_| Accelerated filer |_|
            Non-accelerated filer |_| Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

As of November 3, 2008, 95,618,611 shares of the issuer's common stock, $0.01 par value, were outstanding.

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                               GILMAN CIOCIA, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    For the Period Ending September 30, 2008

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

        Forward-Looking Statements..........................................   3

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets as of September 30, 2008 (unaudited)
        and June 30, 2008...................................................   4

        Consolidated Statements of Operations for the Three Months
        Ended September 30, 2008 and September 30, 2007 (unaudited).........   5

        Consolidated Statements of Cash Flows for the Three
        Months Ended September 30, 2008 and September 30, 2007 (unaudited)..   6

        Supplemental Disclosures to Consolidated Statements of Cash
        Flows (unaudited)...................................................   7

        Notes to Consolidated Financial Statements (unaudited)..............   8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................................  17

Item 4 (T). Controls and Procedures ........................................  25

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.................................................  27

Item 1A.  Risk Factors...................... ...............................  28

Item 3.   Defaults Upon Senior Securities ..................................  28

Item 6.   Exhibits .........................................................  29

SIGNATURES..................................................................  30

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                           FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such statements, including statements regarding our expectations about our ability to raise capital, our strategy to achieve our corporate objectives, including our strategy to pursue growth through acquisitions, to increase revenues through our registered representative recruiting program and expand our brand awareness and business presence, our ability to be profitable, the cyclical nature of our business, our liquidity, our expectations regarding no notice of default from Wachovia Bank, National Association ("Wachovia"), revenues, the payment of legacy accounts payable, the outcome or effect of litigation, arbitration and regulatory investigations, the impact of certain accounting pronouncements, and others, are based upon current information, expectations, estimates and projections regarding us, the industries and markets in which we operate, and management's assumptions and beliefs relating thereto. Words such as "will," "plan," "expect," "remain," "intend," "estimate," "approximate," and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecasted in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by federal, state and local authorities and their impact on the lines of business in which we and our subsidiaries are involved; unforeseen compliance costs; changes in economic, political or regulatory environments; the impact of the financial market turmoil and the potential for an ongoing recession; changes in competition and the effects of such changes; the inability to implement our strategies; changes in management and management strategies; our inability to successfully design, create, modify and operate our computer systems and networks; and litigation and regulatory actions involving us. Readers should take these factors into account in evaluating any such forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. The reader should, however, consult further disclosures we may make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                               GILMAN CIOCIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                        Unaudited
                                                                       September 30,  June 30,
                                                                           2008       2008 (1)
                                                                       ----------------------
Assets

Cash & Cash Equivalents                                                  $    618     $  1,373
Marketable Securities                                                          32           35
Trade Accounts Receivable, Net                                              2,614        2,739
Receivables from Employees, Net                                               754          690
Prepaid Expenses                                                              628          766
Other Current Assets                                                          189          278
                                                                         ---------------------
    Total Current Assets                                                    4,835        5,881

Property and Equipment (less accumulated depreciation of $5,749
   at September 30, 2008 and $5,638 at June 30, 2008)                       1,556        1,555
Goodwill                                                                    3,957        3,954
Intangible Assets (less accumulated amortization of $6,393 at
   September 30, 2008 and $6,229 at June 30, 2008)                          4,702        4,751
Other Assets                                                                  509          536
                                                                         ---------------------
    Total Assets                                                         $ 15,559     $ 16,677
                                                                         ---------------------

Liabilities and Shareholders' Equity

Accounts Payable                                                         $  2,155     $  1,669
Accrued Expenses                                                            1,557        1,757
Commission Payable                                                          2,702        3,061
Current Portion of Notes Payable and Capital Leases                           657          943
Deferred Income                                                                15           16
Due to Related Parties                                                      1,159        1,155
                                                                         ---------------------
    Total Current Liabilities                                               8,245        8,601

Long Term Portion of Capital Leases and Other                                 433          468
Long Term Portion of Related Party Notes                                      144          186
                                                                         ---------------------
    Total Liabilities                                                       8,822        9,255

Shareholders' Equity

Preferred Stock, $0.001 par value; 100 shares authorized; none issued          --           --
Common Stock, $0.01 par value 500,000 shares authorized; 94,069 and 93,819 shares issued at September 30, 2008 and June 30, 2008,
  respectively                                                                941          938
Additional Paid in Capital                                                 36,295       36,286
Accumulated Deficit                                                       (30,499)     (29,802)
                                                                         ---------------------
    Total Shareholders' Equity                                              6,737        7,422
                                                                         ---------------------
Total Liabilities and Shareholders' Equity                               $ 15,559     $ 16,677
                                                                         =====================

(1) Derived from audited financial statements.

            See Notes to Unaudited Consolidated Financial Statements

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                               GILMAN CIOCIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)
                                                      For the Three Months Ended
                                                            September 30,
                                                         2008            2007
                                                      --------------------------
Revenues
  Financial Planning Services                          $  9,761        $ 11,839
  Tax Preparation and Accounting Fees                       648             441
                                                       ------------------------
      Total Revenues                                     10,409          12,280
                                                       ------------------------

Operating Expenses
  Commissions                                             6,202           7,585
  Salaries and Benefits                                   2,141           2,222
  General & Administrative                                1,005           1,545
  Advertising                                               369             354
  Brokerage Fees & Licenses                                 418             329
  Rent                                                      642             677
  Depreciation & Amortization                               277             245
                                                       ------------------------
      Total Operating Expenses                           11,054          12,957
                                                       ------------------------

Loss from Operations
  Before Other Income and Expenses                         (645)           (677)
                                                       ------------------------
Other Income/(Expense)
  Interest and Investment Income                              6               9
  Interest Expense                                          (70)           (111)
  Other Income, Net                                          13           4,662
                                                       ------------------------
      Total Other Income/(Expense)                          (51)          4,560
                                                       ------------------------
Income/(Loss) from Operations
  Before Income Taxes                                      (696)          3,883
                                                       ------------------------
  Income Taxes                                               --              --
                                                       ------------------------
  Net Income/(Loss)                                    $   (696)       $  3,883
                                                       ------------------------

Weighted Average Number of Common
  Shares Outstanding:
  Basic and Diluted Shares                               93,832          46,226
Basic and Diluted Net
  Income/(Loss) Per Share:
  Net Income/(Loss)                                    $  (0.01)       $   0.08

            See Notes to Unaudited Consolidated Financial Statements

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                               GILMAN CIOCIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                        For the Three Months Ended
                                                                              September 30,
                                                                             2008        2007
                                                                        --------------------------
Cash Flows from Operating Activities:
Net income/(loss)                                                          $  (696)    $ 3,883

Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization                                                  277         245
Issuance of common stock for debt default penalties, interest and other          8          11
Allowance for doubtful accounts                                                 10          95
Gain on debt extinguishment and other                                           --      (4,599)
Gain on fair value recognition on accounts payable                             (13)       (331)

Changes in assets and liabilities:
Accounts receivable                                                            154        (401)
Prepaid and other current assets                                               299         239
Change in marketable securities                                                  3          57
Other assets                                                                    19          44
Accounts payable and accrued expenses                                          (44)       (664)
Deferred income                                                                 (1)       (214)
                                                                           -------------------
Net cash provided by/(used in) operating activities:                            16      (1,635)
                                                                           -------------------

Cash Flows from Investing Activities:
Capital expenditures                                                          (113)       (114)
Cash paid for acquisitions, net of cash acquired and debt incurred            (135)         (1)
Receivables from employees                                                    (165)        140
Due from office sales                                                            6           6
                                                                           -------------------
Net cash provided by/(used in) investing activities:                          (407)         31
                                                                           -------------------

Cash Flows from Financing Activities:
Proceeds from bank and other loans                                              30          40
Proceeds from capital stock issuance                                            20       5,668
Payments to related parties                                                    (37)         --
Payments of bank loans and other loans                                        (361)     (2,820)
Payments related to offering costs                                             (16)       (228)
                                                                           -------------------
Net cash provided by/(used in) financing activities:                          (364)      2,660
                                                                           -------------------

Net change in cash and cash equivalents                                       (755)      1,056
Cash and cash equivalents at beginning of period                             1,373       1,369
                                                                           -------------------
Cash and cash equivalents at end of period                                 $   618     $ 2,425
                                                                           ===================

See Notes to the Unaudited Consolidated Financial Statements and Supplemental Disclosures to Consolidated Statements of Cash Flows

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                               GILMAN CIOCIA, INC.
        Supplemental Disclosures to Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)

                                                      For the Three Months Ended
                                                             September 30,
                                                         2008            2007
                                                      --------------------------
Cash Flow Information
Cash payments during the year for:
   Interest                                            $    70         $   256

Supplemental Disclosure of Non-Cash Transactions
Issuance of common stock for services, interest
   and other                                           $     8         $    11
Payment of debt by issuance of shares                  $    --         $ 2,309
Equipment acquired under capital leases                $    --         $    21
Fair value recognition on legacy accounts payable      $   (13)        $  (331)

          See Notes to the Unaudited Consolidated Financial Statements

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                      GILMAN CIOCIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

Description of the Company

Gilman Ciocia, Inc. (together with its wholly owned subsidiaries, "we", "us", "our" or the "Company") was founded in 1981 and is incorporated under the laws of the State of Delaware. We provide federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets, accounting services to small and midsize companies and financial planning services, including securities brokerage, investment management services, insurance and financing services. As of September 30, 2008, we had 25 company-owned offices operating in three states (New York, New Jersey, and Florida) and 49 independently operated offices providing financial planning services in twelve states.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The Consolidated Balance Sheet as of September 30, 2008, the Consolidated Statements of Operations for the three months ended September 30, 2008 and 2007 and the Consolidated Statements of Cash Flows for the three months ended September 30, 2008 and 2007 are unaudited. The Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The operating results for the three months ended September 30, 2008 are not necessarily indicative of the results to be expected for any other interim period or any future year. These Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

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

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Furthermore, we, including our wholly owned subsidiary Prime Capital Services, Inc. ("PCS"), have been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with PCS. In addition, under the PCS registered representatives contract, each registered representative has indemnified us for these claims. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies," we have established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, our management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect our estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. A majority of these claims are covered by our errors and omissions insurance policy. While we will vigorously defend these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

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

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Net Income/(Loss) Per Share

In accordance with SFAS No. 128, "Earnings Per Share", basic net income/(loss) per share is computed using the weighted average number of common shares outstanding during each period. The computation for the three months ended September 30, 2008 and September 30, 2007 did not include outstanding options and warrants because to do so would have an anti-dilutive effect for the periods.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and debt, approximated fair value as of September 30, 2008 because of the relatively short-term maturity of these instruments and their market interest rates.

Contingent Consideration

We entered into several asset purchase agreements during fiscal 2008, which include contingent consideration based upon gross revenue generated in future periods. In accordance with SFAS No. 141 "Business Combinations" no liability will be recorded until the contingency is determined beyond a reasonable doubt.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. We adopted SFAS No. 157 effective September 30, 2007 and have recorded a $0.1 million allowance against our accounts payable balance as of September 30, 2008 representing our fair value assessment of that account. See also Note 6 of the Notes to the Consolidated Financial Statements describing fair value measurements.

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

In October 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP FAS 157-3"). This FSP clarifies the application of FASB SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on our consolidated financial position, cash flows or results of operations.

In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). This position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance contained in this FSP for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. We are currently assessing the effects of FSP FAS 142-3 and have not yet determined its impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until July 1, 2009. We expect SFAS No. 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. We are still assessing the impact of this standard on our future consolidated financial statements.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

4. COMMITMENTS AND CONTINGENCIES

Litigation

On February 4, 2004, we were served with a Summons and a Shareholder's Class Action and Derivative Complaint in the Court of Chancery of the State of Delaware (the "Court of Chancery") alleging that members of our board of directors in 2002 breached their fiduciary duty of loyalty in connection with the sale of certain of our offices. On February 15, 2008, a written Settlement Agreement was executed settling the lawsuit, subject to approval by the Court of Chancery. At a hearing on September 22, 2008, the Court of Chancery approved the Settlement Agreement and reserved decision on setting an award of attorney's fees and expenses for plaintiff's counsel. On October 31, 2008, Master in Chancery Sam Glasscock III issued a Master's Final Report awarding the plaintiff's attorneys fees in the amount of $1.2 million together with out-of-pocket costs in the amount of $0.1 million. We have filed an exception contesting the Master's Final Report with the Court of Chancery. The award of attorney fees and out-of-pocket costs will be paid by our Executive Liability and Organization Reimbursement Policy with National Union Fire Insurance Company of Pittsburgh, PA.

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

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

The Company and PCS are defendants and respondents in lawsuits and Financial Industry Regulatory Authority ("FINRA") arbitrations in the ordinary course of business. PCS has errors & omissions coverage that will cover a portion of such matters. In addition, under the PCS registered representatives contract, each registered representative is responsible for covering awards, settlements and costs in connection with these claims. While we will vigorously defend these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position. At September 30, 2008 we accrued $0.2 million for potential settlements, judgments and awards.

5. EQUITY TRANSACTION

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

Each subscription right entitled an eligible shareholder to purchase up to four shares of common stock, subject to adjustment, at a subscription price of $0.10 per share. This is the same price at which we sold 80.0 million shares of common stock in two private placements (the "Investment Purchase Closing" and "Private Placement Closing" each of which closed on August 20, 2007). Shareholders who exercised their basic subscription rights in full could over-subscribe for additional shares to the extent additional shares were available. The Public Stock Offering expired on June 20, 2008. A total of 3.9 million shares of the common stock were issued pursuant to the Public Stock Offering.

The purchasers in the Investment Purchasers Closing and the Private Placement Closing (collectively, the "2007 Investors") did not receive subscription rights, but had the right until September 15, 2008 to purchase at $0.10 per share the shares that remained unsold on June 20, 2008. On September 12, 2008, we filed a supplement to our prospectus extending until December 31, 2008 the period during which the 2007 Investors have a right to purchase up to the 16.1 million shares of common stock offered under the prospectus that remained unsold at the expiration of the Public Stock Offering. Accordingly, until December 31, 2008 the 2007 Investors have the right, on a "first come, first served" basis, to purchase these shares at the $0.10 per share subscription price. As of November 3, 2008, 0.7 million shares have been purchased by the 2007 Investors.

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

6. FAIR VALUE MEASUREMENTS

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

The following table sets forth the liabilities we have elected to fair value under SFAS No. 157 as of September 30, 2008:

                            Fair Value Measurements at September 30,
                                              2008
(in thousands)               Using Significant Unobservable Inputs
Description                               (Level 3)
--------------------------------------------------------------------
Accounts Payable:
       Beginning Balance                    $2,285
               Allowance                      (130)
                                            ------
          Ending Balance                    $2,155

We have significant legacy accounts payable balances that are at least four years old and that we believe will never require a financial payment for a variety of reasons. Accordingly, under SFAS No. 157, we have established an estimate of fifteen cents on the dollar on these legacy balances that we would potentially pay out against these balances based on our historical pay out on these legacy balances. The income recorded during the three months ended September 30, 2008 and September 30, 2007 was $13.2 thousand and $0.3 million, respectively and is recorded in other income, net on our Consolidated Statement of Operations.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

A reconciliation of the change in the carrying value of goodwill for the three month period ended September 30, 2008 is as follows (in thousands):

Balance at June 30, 2008                                        $3,954
Adjustment to purchase accounting (1)                                3
                                                                ------
Balance at September 30, 2008                                   $3,957
                                                                ======

(1) During fiscal 2008, we purchased four tax preparation and accounting practices. Initial purchase prices are adjusted based on contingency payments made subsequent to the original purchase date.

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Other intangible assets subject to amortization are comprised of the following at September 30, 2008 (in thousands):

Customer Lists                                                         $  6,109
Broker-Dealer Registration                                                  100
Non-Compete Contracts                                                       686
House Accounts                                                              600
Administrative Infrastructure                                               500
Independent Contractor Agreements                                         3,100
                                                                       --------
  Intangible Costs at Cost                                               11,095
Less: Accumulated Amortization and Impairment                            (6,393)
                                                                       --------
Intangible Assets, Net                                                 $  4,702
                                                                       ========

Amortization expense for the three months ended September 30, 2008 and September 30, 2007 was $0.2 million and $0.1 million, respectively.

8. DEBT

As of September 30, 2008, our outstanding principal balance with Wachovia Bank, National Association ("Wachovia") was $0.2 million. As of September 30, 2008 we were in default of certain covenants under our term loan/revolving letter of credit financing with Wachovia. Our debt forbearance agreement with Wachovia was last amended on April 1, 2006. We do not believe that Wachovia will issue a notice of default for any of these defaults.

9. STOCK BASED COMPENSATION

On July 1, 2005 we adopted SFAS No. 123-R, "Share-Based Payment" using a modified prospective application, as permitted under SFAS No. 123-R. Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense using a fair-value-based measurement method for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Pursuant to the provisions of SFAS No. 123-R, we have adopted the policy to recognize compensation expense on a straight-line attribution method.

Changes in our stock option activity during the three months ended September 30, 2008 were as follows:

                                                                    Weighted
                                                                     Average
                                                   Shares         Exercise Price
                                                --------------------------------
   Outstanding, June 30, 2008                      80,000              1.04
        Granted                                        --                --
        Exercised                                      --                --
        Expired                                        --                --
        Canceled                                       --                --
                                                --------------------------------
   Outstanding, September 30, 2008                 80,000              1.04

   Exercisable, September 30, 2008                 80,000              1.04

The range of exercise prices for the outstanding options at September 30, 2008 is between $0.33 and $6.00.

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

10. ACCRUED EXPENSES

Accrued expenses consist of the following:

(in thousands)                                        September 30,     June 30,
                                                          2008            2008
                                                      --------------------------

Accrued compensation                                   $   258          $  237
Accrued bonus                                               96              96
Accrued related party compensation and bonus               166             196
Accrued vacation                                           134             128
Accrued settlement fees                                    139             122
Accrued audit fees & tax fees                              121             160
Accrued interest                                            14              18
Accrued other                                              413             558
Accrued acquisitions short term                            216             242
                                                      --------------------------
    Total Accrued Expenses                              $1,557          $1,757
                                                      ==========================

11. RELATED PARTY TRANSACTIONS

A $1.0 million note to Prime Partners, Inc. ("Prime Partners") dated as of January 31, 2008 was due on June 30, 2008 (the "$1.0 Million Note"). Michael Ryan is a director, an officer and a significant shareholder of Prime Partners, Inc.

As of June 30, 2008, Prime Partners owed a trust, of which Ted Finkelstein, our Vice President and General Counsel, is the trustee ("the Trust") $0.5 million in principal pursuant to a promissory note dated January 31, 2008 (the "Old Note").

As of September 1, 2008, Prime Partners assigned $0.5 million from the $1.0 Million Note to the Trust in payment of the Old Note. As of September 1, 2008, we entered into a new $0.5 million promissory note with Prime Partners at 10% interest to be paid in arrears through the end of the previous month on the 15th day of each month commencing on October 15, 2008 with the principal due on or before July 1, 2009 (the "New Prime Partners Note").

As of September 1, 2008, we entered into a new $0.5 million promissory note with the Trust (the "New Trust Note"). The New Trust Note provides for 10% interest to be paid in arrears through the end of the previous month on the 15th day of each month commencing on October 15, 2008. The principal of the New Trust Note will be paid to the Trust as follows: $55.0 thousand on January 31, 2009 and February 28, 2009; $90.0 thousand on March 31, 2009, April 30, 2009, May 31,
2009 and June 30, 2009. We gave the Trust a collateral security interest in all of our assets, including the stock of PCS, subordinate only to the outstanding security interest of Wachovia Bank. We agreed that the only loan debt principal that we are permitted to pay until the New Trust Note is paid in full is: the existing Wachovia debt, the scheduled principal payments on certain executive notes with de minimis balances and the scheduled principal payments to Prime Partners for a $0.3 million Promissory Note dated December 26, 2007. No payments of loan principal can be paid to any other existing or future lenders, including to Prime Partners on the New Prime Partners Note. Prime Partners and Ted Finkelstein guaranteed the New Trust Note. The guarantee of Prime Partners is secured by a collateral assignment of the promissory note dated January 23, 2004 between Daniel R. Levy and the Company in the original amount of $0.9 million which was assigned to Prime Partners, Inc. on June 26, 2006.

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

At September 30, 2008 the aggregate amount we owed to the related parties was $1.3 million.

On October 30, 2008 Michael Ryan, our President and a Director, and Carole Enisman, our Executive Vice President of Operations, each purchased 250,000 restricted shares of our common stock at $0.10 per share in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D.

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 2 contains forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control. Our actual results, performance, prospects, or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ, including those discussed in the sections entitled "Forward-Looking Statements" and "Risk Factors" included elsewhere in this Quarterly Report as well as those risk factors discussed in the section entitled "Risk Factors" in our annual report on Form 10-K.

Overview

We provide federal, state and local income tax return preparation for individuals predominantly in middle and upper income brackets and accounting services to small and midsize companies and financial planning services, including securities brokerage, investment management services, insurance and financing services. Clients often consider other aspects of their financial needs such as investments, insurance, pension and estate planning, while having their tax returns prepared by us. We believe that our tax return preparation and accounting services are inextricably intertwined with our financial planning activities. Neither channel would operate as profitably by itself, and the two channels leverage off each other, improving profitability and client retention. The financial planners who provide such services are our employees or independent contractors and are registered representatives of Prime Capital Services, Inc. ("PCS"), a wholly owned subsidiary. PCS conducts a securities brokerage business providing regulatory oversight and products and sales support to its registered representatives, who sell investment products and provide services to their clients. PCS earns a share of commissions from the services that the financial planners provide to their clients in transactions for securities, insurance and related products. PCS is a registered securities broker-dealer with the Securities and Exchange Commission ("SEC") and a member of Financial Industry Regulatory Authority ("FINRA"). We also have a wholly owned subsidiary, Asset & Financial Planning, Ltd. ("AFP"), which is registered with the SEC as an investment advisor. Almost all of our financial planners are also authorized agents of insurance underwriters. We have the capability of processing insurance business through PCS and Prime Financial Services, Inc. ("PFS"), a wholly owned subsidiary, which are licensed insurance brokers, as well as through other licensed insurance brokers. We are a licensed mortgage broker in the states of New York and Pennsylvania. GC Capital Corporation, a wholly owned subsidiary of the Company is a licensed mortgage broker in the State of Florida. PCS also earns revenues ("PCS Marketing") from its strategic marketing relationships with certain product sponsors which enables PCS to efficiently utilize its training, marketing and sales support resources.

The Company office financial planning clients generally are introduced to us through our tax return preparation services, accounting services and educational workshops. We believe that our tax return preparation and accounting services are inextricably intertwined with our financial planning activities in our Company offices and that overall profitability will depend, in part, on the two channels leveraging off each other since many of the same processes, procedures and systems support sales from both channels. Accordingly, management views and evaluates the Company as one segment.

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

We also provide financial planning services through approximately 49 independently owned and operated offices in twelve states. We benefit from economies of scale associated with the aggregate production of both Company offices and independently owned offices. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K can be obtained, free of charge, on our web site at www.gtax.com.

For the quarter ended September 30, 2008, approximately 6.2% of our revenues were earned from tax preparation and accounting services and 93.8% were earned from all financial planning and related services of which approximately 70.5% were earned from brokerage commissions, 23.6% from asset management, 3.9% from insurance, 1.2% from lending services and 0.8% from PCS Marketing.

Although recurring revenue is down year over year, the decrease is less than other financial planning products as evidenced by advisory fees and trails representing 43.5% of the financial planning revenue, up from 39.3% for the three months ended September 30, 2007. Additionally, we are attempting to increase revenue by, among other things, continuing to put forth a strong financial representative recruiting effort. The financial impact of new recruits could take several months for revenue on new accounts to become recognizable. If this program is not successful in generating additional revenue, the result will be continued downward pressure on total revenues in future quarters until we start to more significantly benefit from the effect of the greater sale of products that generate recurring income. We expect that we will continue to control overall operating expenses, while continuing to spend on marketing efforts to build brand awareness and attract new clients. We cannot predict whether our marketing efforts will have the desired effects.

The tax preparation business is a highly seasonal business. The first and second quarters of our fiscal year are typically our weakest quarters and the third quarter of our fiscal year is typically our strongest.

During the three months ended September 30, 2008, we had a net loss of $0.7 million compared to net income of $3.9 million during the three months ended September 30, 2007. This decrease in net income is mostly attributable to having recognized a gain from the extinguishment of debt during the first quarter of fiscal 2007, resulting from the sale of our shares of common stock in two private placements (the "Investment Purchase Closing" and the "Private Placement Closing") on August 20, 2007.

We believe that the significant turmoil in the financial markets during 2008, and related erosion of investor confidence, will negatively impact our operating results for fiscal 2009. To help mitigate the negative impact on our operating results, we implemented cost cutting strategies in the fourth quarter of our fiscal year ending June 30, 2008, including staff reductions. We remain committed, however, to investing in the continuing development of our network of financial representatives and to acquire tax preparation and accounting firms to increase our client base and accounting business as part of our long-term strategy for growing our revenues and earnings.

Managed Assets

As indicated in the following table, as of September 30, 2008, assets under AFP management decreased $36.3 million, to $560.1 million, from $596.4 million as of June 30, 2008. This decrease can be mostly attributed to market declines. As of September 30, 2008, total Company assets under custody were $3.8 billion, down $435.0 million from June 30, 2008.

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

The following table presents the market values of assets under AFP management:

(in thousands)                                                      Total Assets
                                                                        Under
     Market Value as of          Annuities          Brokerage        Management
     ------------------          -----------------------------------------------

         9/30/2008               $331,492           $228,581           $560,073
         6/30/2008               $330,503           $265,850           $596,353

The following table presents the market values of total Company assets under custody:

(in thousands)                       Total Company
                                     Assets Under
    Market Value as of                  Custody
    ------------------               -------------

         9/30/2008                     $3,796,835
         6/30/2008                     $4,231,803

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

Revenue

The following table presents revenue by product line and brokerage revenue by product type:

                                                                       For the Three Months Ended September 30,
                                                       --------------------------------------------------------------------------
(in thousands)                                                                                      % of Total      % of Total
                                                                                      % Change        Revenue         Revenue
Consolidated Revenue Detail                                 2008           2007         08-07           2008           2007
---------------------------                            --------------------------------------------------------------------------
Revenue by Product Line
Brokerage Commissions Revenue                             $ 6,884          $ 8,533      -19.3%           66.1%          69.5%
Insurance Commissions Revenue                                 381              343       11.1%            3.7%           2.8%
Advisory Fees                                               2,305            2,551       -9.6%           22.2%          20.8%
Tax Preparation and Accounting Fees                           648              441       46.9%            6.2%           3.6%
Lending Services                                              115               51      125.5%            1.1%           0.4%
Marketing Revenue                                              76              361      -78.9%            0.7%           2.9%
                                                       --------------------------------------------------------------------------
    Total Revenue                                         $10,409          $12,280      -15.2%          100.0%         100.0%
                                                       ==========================================================================

Brokerage Commissions Revenue
    by Product Type
Mutual Funds                                              $   864          $ 1,065      -18.9%            8.3%           8.7%
Equities, Bonds & UIT                                         271              307      -11.7%            2.6%           2.5%
Annuities                                                   3,428            4,735      -27.6%           32.9%          38.6%
Trails                                                      1,945            2,106       -7.6%           18.7%          17.1%
All other products                                            376              320       17.5%            3.6%           2.6%
                                                       --------------------------------------------------------------------------
    Brokerage Commissions Revenue                         $ 6,884          $ 8,533      -19.3%           66.1%          69.5%
                                                       ==========================================================================

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

The following table sets forth a breakdown of our consolidated financial planning revenue by company-owned offices and independent offices for the three months ended September 30, 2008 and 2007:

                                     For Three Months Ended September 30,
                                     ------------------------------------
                                               % of                     % of
(in thousands)                     2008        Total        2007       Total
------------------------------------------------------------------------------
Company-Owned Offices            $ 4,792       49.1%      $ 5,181      43.8%

Independent Offices                4,969       50.9%        6,658      56.2%
                               -------------            -------------
            Total                $ 9,761                  $ 11,839
                               =============            =============

Our total revenues for the three months ended September 30, 2008 were $10.4 million compared to $12.3 million for the three months ended September 30, 2007, a decrease of $1.9 million or 15.2%. Our total revenues for the three months ended September 30, 2008 consisted of $9.8 million for financial planning services and $0.6 million for tax preparation and accounting services. Financial planning services represented 93.8% and tax preparation and accounting services represented 6.2% of our total revenues during the three months ended September 30, 2008. Our total revenues for the three months ended September 30, 2007 consisted of $11.8 million for financial planning services and $0.4 million for tax preparation and accounting services. Financial planning services represented 96.4% and tax preparation fees represented 3.6% of our total revenues during the three months ended September 30, 2007.

For the three months ended September 30, 2008, financial planning revenue was $9.8 million compared to $11.8 million for the same period last year. This decrease in financial planning revenue is mostly the result of financial planner attrition mostly from our independent channel and decreased production mostly from the independent channel resulting from market declines during the three months ended September 30, 2008. In addition, we had a decrease of $0.3 million in PCS Marketing revenue due to the timing of our annual awards conference which was held in May 2008, whereas the prior year's annual awards conference was held in July 2007. This decrease in PCS Marketing revenue of $0.3 million was offset by a savings in general and administrative expense of $0.4 million as we recognize the marketing event revenues at the commencement of the event.

Tax preparation and accounting services revenue was $0.6 million for the three months ended September 30, 2008 compared to $0.4 million for the same period last year. Approximately 74.0% of this increase in tax preparation and accounting services revenue is attributable to the additional revenue generated from four tax preparation and accounting businesses that we acquired in the second and third quarters of our prior fiscal year, and the remaining increase came from organic growth resulting from our strong advertising campaign, increases in average client fees and client retention, offset slightly by client attrition.

For the three months ended September 30, 2008, revenues from commissions paid to PCS as the broker dealer each year a client's money remains in a mutual fund or in a variable annuity account, as compensation for services rendered to the client ("trails") and advisory fees decreased to $4.3 million, down $0.4 million from $4.7 million for the three months ended September 30, 2007, representing a 8.7% decrease in recurring revenue (advisory and trails). The decrease in recurring revenues is mostly attributable to lower assets under management and assets under custody at June 30, 2008, at which time fees are determined and revenue is recognized during the three months ended September 30, 2008, compared with the same period last year. The lower assets under management and custody can be mostly attributed to the overall market declines realized during 2008.

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Expenses

Our total operating expenses for the three months ended September 30, 2008 were $11.1 million, down $1.9 million or 14.7%, compared to $13.0 million for the three months ended September 30, 2007. This decrease is primarily due to decreased commission expense resulting from the revenue declines, decreased salaries and benefits, decreased general and administrative expenses as we moved our annual awards conference into May 2008 of our prior fiscal year, as well as our efforts to continue to control expenses. These savings were offset slightly by increased brokerage fees and licenses and depreciation and amortization.

Commission expense was $6.2 million for the three months ended September 30, 2008, compared with $7.6 million for the same period last year. Commission expense decreased $1.4 million mostly due to the declines in revenue as well as due to the mix of financial planning revenue generated on the employee channel compared with the independent channel. Financial planning commission expense as a percentage of financial planning revenue was 62.9% and 65.6% for the three months ended September 30, 2008 and September 30, 2007, respectively. This decrease as a percentage of revenue is attributable to financial planning revenue generated through our employee channel representing 49.1% of the total financial planning revenue where commission pay out rates are lower than on the independent channel compared with the same period last year when our employee channel generated 43.8% of the total financial planning revenue.

Salaries, which consist primarily of salaries, related payroll taxes and employee benefit costs, decreased by $0.1 million, or 3.6% in the three months ended September 30, 2008 compared with the same period last year. This decrease is mostly attributable to our efforts in March 2008 to reduce overhead costs to help mitigate the impact of the downturn in the market which negatively affects our revenues. Such cost reductions included the restructuring of departments, eliminating open positions and layoffs.

General and administrative expenses decreased $0.5 million or 34.9% in the three months ended September 30, 2008 compared with the same period last year. This decrease is primarily attributable to the timing of our annual awards conference which was held in May 2008 whereas the prior year's annual awards conference was held in July 2007. This cost savings of $0.4 million has an offsetting revenue decline in PCS Marketing revenues of $0.3 million as we recognize the marketing event revenues at the commencement of the event. Additional cost savings of $0.1 million in legal and professional expenses and claim settlements resulted from our effort to control expenses by processing more customer claims in-house as well as a reduced number of claims versus the same period last year. The remaining $0.1 million reduction in expenses resulted mostly from our continued efforts to closely manage outstanding customer receivables, resulting in lower bad debt expense.

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Advertising expense increased by 4.2% for the three months ended September 30, 2008 compared with the same period last year. This is mostly the result of increased seminar workshops due to the higher number of new representatives resulting from our recruiting efforts.

Brokerage fees and licenses increased $0.1 million for the three months ended September 30, 2008 compared with the same period last year. This increase is due to more accounts under management with third party money managers in AFP, and more trades going through brokerage accounts versus direct applications.

Rent was approximately 5.2% lower for the three months ended September 30, 2008 compared with the same period last year. This is mostly the result of occupying less office space and the consolidation of some of our Company-owned offices.

Depreciation and amortization expense was 13.1% higher for the three months ended September 30, 2008 compared with the same period last year. This is mostly attributable to increased amortization expense related to the amortization of intangible assets related to our acquisitions.

Typically we report a loss in the first quarter of our fiscal year. Our loss from operations before other income and expense decreased 4.6% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This decrease was primarily attributable to increased tax preparation and accounting services revenue and by our efforts to reduce operating expenses, partially offset by decreased financial planning revenue due to declines in market conditions and attrition.

Total other income/(expense) for the three months ended September 30, 2008 was an expense of $0.1 million compared to income of $4.6 million for the three months ended September 30, 2007. This decrease in other income/(expense) was primarily due to the extinguishment of debt owed to Met Life and the conversion of a portion of related party debt to the Company's common stock resulting from Investment and Private Placement Closings on August 20, 2007.

Our net loss for the three months ended September 30, 2008 was $0.7 million, or $(0.01) per diluted share, compared with net income of $3.9 million, or $0.08 per diluted share for the three months ended September 30, 2007. This decline was primarily attributable to decreased financial planning revenue due to declines in market conditions and attrition ($2.1 million), and reduced one-time other income realized in fiscal 2007 related to the extinguishment of Company debt owed to Met Life and related parties ($4.6 million), partially offset by increased tax preparation and accounting services revenue ($0.2 million), decreased commission expense due to declines in revenues ($1.4 million) and by controlling expenses ($0.5 million).

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended September 30, 2008, we realized a net loss of $0.7 million and at September 30, 2008 we had a working capital deficit of $3.4 million. At September 30, 2008 we had $0.6 million of cash and cash equivalents, $32 thousand in marketable securities and $2.6 million of trade account receivables, net, to fund short-term working capital requirements. PCS is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires that PCS maintain minimum regulatory net capital of $100,000 and, in addition, that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to one. At September 30, 2008 we were in compliance with this regulation.

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

On April 14, 2008, the SEC declared effective our registration statement, which included a prospectus filed with the SEC on April 14, 2008 for the Public Stock Offering. Pursuant to the Public Stock Offering, we distributed, for no consideration to our holders of common stock, non-transferable subscription rights to purchase shares of our common stock. Each eligible shareholder received one subscription right for each share of common stock owned at the close of business on April 14, 2008, the record date. We distributed subscription rights exercisable for up to an aggregate of 20.0 million shares of our common stock.

Each subscription right entitled an eligible shareholder to purchase up to four shares of common stock, subject to adjustment, at a subscription price of $0.10 per share. This is the same price at which we sold 80.0 million shares of common stock in the Investment Purchase Closing and the Private Placement Closing. Shareholders who exercised their basic subscription rights in full could over-subscribe for additional shares to the extent additional shares were available. The Public Stock Offering expired on June 20, 2008. A total of 3.9 million shares of the common stock were issued pursuant to the Public Stock Offering.

The purchasers in the Investment Purchasers Closing and the Private Placement Closing (collectively, the "2007 Investors") did not receive subscription rights, but had the right until September 15, 2008 to purchase at $0.10 per share the shares that remained unsold on June 20, 2008. On September 12, 2008, we filed a supplement to our prospectus extending until December 31, 2008 the period during which the 2007 Investors have a right to purchase up to the 16.1 million shares of common stock offered under the prospectus that remained unsold at the expiration of the Public Stock Offering. Accordingly, until December 31, 2008 the 2007 Investors have the right, on a "first come, first served" basis, to purchase these shares at the $0.10 per share subscription price. As of November 3, 2008, 0.7 million shares have been purchased by the 2007 Investors.

Our ability to satisfy our obligations depends on our future performance, which will be subject to prevailing economic, financial, and business conditions. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities and cash on hand at September 30, 2008 or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by the sale of the remaining unsold shares from the Public Stock Offering to the 2007 Investors (as described above) and by pursuing financing from third parties. We are also controlling operating expenses and continue to focus on implementing our acquisition strategy to increase earnings and cash flow.

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

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Our net cash provided by operating activities was $16.0 thousand for the three months ended September 30, 2008, compared with net cash used in operating activities of $1.6 million for the three months ended September 30, 2007. The increase in net cash provided by operating activities was primarily attributable to increased collection efforts on outstanding accounts receivable during the three months ended September 30, 2008 and as a result of paying down a large portion of accounts payable in the three months ended September 30, 2007 due to the cash provided by the 2007 Investors.

Net cash used in investing activities was $0.4 million for the three months ended September 30, 2008 compared with net cash provided by investing activities of $31.0 thousand for the three months ended September 30, 2007. This increase in cash used in investing activities was attributable to cash paid for acquisitions (contingency payments), advances made to registered representatives and capital expenditures related to new office relocations.

Net cash used in financing activities was $0.4 million for the three months ended September 30, 2008 compared with net cash provided by financing activities of $2.7 million for the three months ended September 30, 2007. This decrease is due primarily to proceeds from the Investment Purchasers Closing and Private Placement Closing on August 20, 2007.

MARKET FOR COMPANY'S COMMON EQUITY

On April 23, 2008, FINRA cleared the request of vFinance Investments, Inc. for a quotation on the OTC Bulletin Board for Gilman Ciocia, Inc. common stock pursuant to NASD Rule 6640 and Rule 15c2-11 under the Securities Exchange Act of 1934. We are now trading on the OTC Bulletin Board under the symbol GTAX.

CRITICAL ACCOUNTING POLICIES

Use of Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to adopt accounting policies and make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates under different assumptions and judgments and uncertainties, and potentially could result in materially different results under different conditions. These critical accounting estimates are reviewed periodically by our independent auditors and the audit committee of our board of directors.

Our critical accounting estimates have not changed materially from those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended June 30, 2008 as filed with the Securities and Exchange Commission ("SEC").

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. We adopted SFAS No. 157 effective September 30, 2007 and have recorded a $0.1 million allowance against our accounts payable balance as of September 30, 2008 representing our fair value assessment of that account. See also Note 6 of the Notes to the Consolidated Financial Statements describing fair value measurements.

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

In October 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP FAS 157-3"). This FSP clarifies the application of FASB SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on our consolidated financial position, cash flows or results of operations.

In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). This position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance contained in this FSP for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. We are currently assessing the effects of FSP FAS 142-3 and have not yet determined its impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until July 1, 2009. We expect SFAS No. 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. We are still assessing the impact of this standard on our future consolidated financial statements.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

ITEM 4 (T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Exchange Act) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that we file or submit under the Exchange Act is accumulated and communicated to the issuer's management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Chief Accounting Officer, of our disclosure controls and procedures as defined in Exchange Act Rule 13(a)-15(e). In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of September 30, 2008, management concludes that our disclosure controls and procedures are effective.

Changes in Internal Controls

During the three months ended September 30, 2008, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 4, 2004, we were served with a Summons and a Shareholder's Class Action and Derivative Complaint in the Court of Chancery of the State of Delaware (the "Court of Chancery") alleging that members of our board of directors in 2002 breached their fiduciary duty of loyalty in connection with the sale of certain of our offices. On February 15, 2008, a written Settlement Agreement was executed settling the lawsuit, subject to approval by the Court of Chancery. At a hearing on September 22, 2008, the Court of Chancery approved the Settlement Agreement and reserved decision on setting an award of attorney's fees and expenses for plaintiff's counsel. On October 31, 2008, Master in Chancery Sam Glasscock III issued a Master's Final Report awarding the plaintiff's attorneys fees in the amount of $1.2 million together with out-of-pocket costs in the amount of $0.1 million. We have filed an exception contesting the Master's Final Report with the Court of Chancery. The award of attorney fees and out-of-pocket costs will be paid by our Executive Liability and Organization Reimbursement Policy with National Union Fire Insurance Company of Pittsburgh, PA.

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

The Company and PCS are defendants and respondents in lawsuits and Financial Industry Regulatory Authority ("FINRA") arbitrations in the ordinary course of business. In accordance with SFAS No. 5 "Accounting for Contingencies," we have established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, our management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of the losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect our estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

expenses are ultimately determined. PCS has errors & omissions coverage that will cover a portion of such matters. In addition, under the PCS registered representatives contract, each registered representative is responsible for covering awards, settlements and costs in connection with these claims. While we will vigorously defend these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

ITEM 1A. RISK FACTORS

Risk factors and uncertainties associated with our business have not changed materially from those disclosed in Part I, Item 1A of our 2008 Annual Report on Form 10-K as filed with the SEC on September 26, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See Note 8 to Notes to Consolidated Financial Statements herein for a discussion of the Company's defaults on debt.

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

ITEM 6. EXHIBITS

31.1    Rule 13a-14(a) Certification of Chief Executive Officer.

31.2 Rule 13a-14(a) Certification of Principal Financial and Chief Accounting Officer.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Principal Financial and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            GILMAN CIOCIA, INC.


Dated: November 14, 2008    By: /s/ Michael Ryan
                                ------------------------------------------------
                                Chief Executive Officer


Dated: November 14, 2008    By: /s/ Karen Fisher
                                ------------------------------------------------
                                Principal Financial and Chief Accounting Officer