Form 10-Q
period 2008-12-31
GILMAN CIOCIA, INC.
filed 2009-02-13
CIK 914142

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

                For the quarterly period ended December 31, 2008

                                       or

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

As of February 6, 2009, 95,868,611 shares of the issuer's common stock, $0.01 par value, were outstanding.


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                               GILMAN CIOCIA, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                     For the Period Ending December 31, 2008

                                TABLE OF CONTENTS

                                                                                             Page
                                                                                             ----
        Forward-Looking Statements...........................................................   3

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets as of December 31, 2008 (unaudited) and June 30, 2008....   4

        Consolidated Statements of Operations for the Three Months and Six Months
        Ended December 31, 2008 and December 31, 2007 (unaudited)............................   5

        Consolidated Statements of Cash Flows for the Six Months
        Ended December 31, 2008 and December 31, 2007 (unaudited)............................   6

        Supplemental Disclosures to Consolidated Statements of Cash Flows (unaudited)........   7

        Notes to Consolidated Financial Statements (unaudited)...............................   8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations..................................................  18

Item 4 (T). Controls and Procedures .........................................................  30

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings..................................................................  31

Item 1A.  Risk Factors...................... ................................................  32

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds........................  32

Item 3.   Defaults Upon Senior Securities ...................................................  32

Item 5.   Other Information................ .................................................  32

Item 6.   Exhibits ..........................................................................  33

SIGNATURES...................................................................................  34


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                           FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such statements, including statements regarding our expectations about our ability to raise capital, our strategy to achieve our corporate objectives, including our strategy to pursue growth through acquisitions, to increase revenues through our registered representative recruiting program and expand our brand awareness and business presence, our ability to be profitable, the cyclical nature of our business, our liquidity, revenues, the payment of legacy accounts payable, the outcome or effect of litigation, arbitration and regulatory investigations, the impact of certain accounting pronouncements, the effects of our cost-cutting measures, and others, are based upon current information, expectations, estimates and projections regarding us, the industries and markets in which we operate, and management's assumptions and beliefs relating thereto. Words such as "will," "plan," "expect," "remain," "intend," "estimate," "approximate," and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecasted in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by federal, state and local authorities and their impact on the lines of business in which we and our subsidiaries are involved; unforeseen compliance costs; changes in economic, political or regulatory environments; the impact of the financial market turmoil and the potential for an ongoing recession; changes in competition and the effects of such changes; the inability to implement our strategies; changes in management and management strategies; our inability to successfully design, create, modify and operate our computer systems and networks; and litigation and regulatory actions involving us. Readers should take these factors into account in evaluating any such forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. The reader should, however, consult further disclosures we may make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                               GILMAN CIOCIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                  Unaudited
                                                                                  December 31,     June 30,
                                                                                     2008          2008 (1)
                                                                                  -------------------------
Assets

Cash & Cash Equivalents                                                           $    571         $  1,373
Marketable Securities                                                                  115               35
Trade Accounts Receivable, Net                                                       2,624            2,739
Receivables from Employees, Net                                                        889              690
Prepaid Expenses                                                                       682              766
Other Current Assets                                                                   270              278
                                                                                  -------------------------
    Total Current Assets                                                             5,151            5,881

Property and Equipment (less accumulated depreciation of $5,861
   at December 31, 2008 and $5,638 at June 30, 2008)                                 1,742            1,555
Goodwill                                                                             3,959            3,954
Intangible Assets (less accumulated amortization of $6,568 at
   December 31, 2008 and $6,229 at June 30, 2008)                                    4,639            4,751
Other Assets                                                                           504              536
                                                                                  -------------------------
    Total Assets                                                                  $ 15,995         $ 16,677
                                                                                  =========================

Liabilities and Shareholders' Equity

Accounts Payable                                                                  $  2,255         $  1,669
Accrued Expenses                                                                     1,348            1,757
Commission Payable                                                                   2,560            3,061
Current Portion of Notes Payable and Capital Leases                                    566              943
Deferred Income                                                                        266               16
Due to Related Parties                                                               1,195            1,155
                                                                                  -------------------------
    Total Current Liabilities                                                        8,190            8,601

Long Term Portion of Notes Payable, Capital Leases and Other                         1,619              468
Long Term Portion of Related Party Notes                                               160              186
                                                                                  -------------------------
    Total Liabilities                                                                9,969            9,255

Shareholders' Equity

Preferred Stock, $0.001 par value; 100 shares authorized; none issued                   --               --
Common Stock, $0.01 par value 500,000 shares authorized; 95,869 and 93,819 shares issued at December 31, 2008 and June 30, 2008,
  respectively                                                                         959              938
Additional Paid in Capital                                                          36,427           36,286
Accumulated Deficit                                                                (31,360)         (29,802)
                                                                                  -------------------------
    Total Shareholders' Equity                                                       6,026            7,422
                                                                                  -------------------------
Total Liabilities and Shareholders' Equity                                        $ 15,995         $ 16,677
                                                                                  =========================

(1) Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                               GILMAN CIOCIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                              For the Three Months Ended               For the Six Months Ended
                                                                      December 31,                            December 31,
                                                                2008                2007                2008                2007
                                                            -----------------------------------------------------------------------
Revenues
  Financial Planning Services                               $     8,543         $    11,943         $    18,303         $    23,782
  Tax Preparation and Accounting Fees                               578                 414               1,226                 855
                                                            -----------------------------------------------------------------------
      Total Revenues                                              9,121              12,357              19,529              24,637
                                                            -----------------------------------------------------------------------

Operating Expenses
  Commissions                                                     5,261               7,636              11,462              15,221
  Salaries and Benefits                                           2,028               2,235               4,169               4,458
  General and Administrative                                      1,003               1,176               2,009               2,720
  Advertising                                                       301                 320                 670                 674
  Brokerage Fees and Licenses                                       363                 305                 781                 634
  Rent                                                              672                 642               1,315               1,319
  Depreciation and Amortization                                     287                 255                 563                 500
                                                            -----------------------------------------------------------------------
      Total Operating Expenses                                    9,915              12,569              20,969              25,526
                                                            -----------------------------------------------------------------------

Loss from Operations
  Before Other Income and Expenses                                 (794)               (212)             (1,440)               (889)
                                                            -----------------------------------------------------------------------
Other Income/(Expense)
  Interest and Investment Income                                      6                  15                  11                  24
  Interest Expense                                                  (80)                (64)               (150)               (175)
  Other Income, Net                                                   7                  57                  21               4,719
                                                            -----------------------------------------------------------------------
      Total Other Income/(Expense)                                  (67)                  8                (118)              4,568
                                                            -----------------------------------------------------------------------
Income/(Loss) from Operations
  Before Income Taxes                                              (861)               (204)             (1,558)              3,679
                                                            -----------------------------------------------------------------------
  Income Taxes                                                       --                  --                  --                  --
                                                            -----------------------------------------------------------------------
      Net Income/(Loss)                                     $      (861)        $      (204)        $    (1,558)        $     3,679
                                                            -----------------------------------------------------------------------

Weighted Average Number of Common
  Shares Outstanding:
  Basic and Diluted Shares                                       95,252              89,750              94,542              67,988
Basic and Diluted Net
  Income/(Loss) Per Share:
  Net Income/(Loss)                                         $     (0.01)        $     (0.00)        $     (0.02)        $      0.05

See Notes to Unaudited Consolidated Financial Statements


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                               GILMAN CIOCIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                   For the Six Months Ended
                                                                                         December 31,
                                                                                   2008                2007
                                                                               -------------------------------
Cash Flows from Operating Activities:
Net income/(loss)                                                              $    (1,558)        $     3,679

Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization                                                          563                 500
Issuance of common stock for debt default penalties, interest and other                 15                  19
Allowance for doubtful accounts                                                         31                  85
Gain on debt extinguishment and other                                                   --              (4,315)
Gain on fair value recognition on accounts payable                                     (21)               (367)

Changes in assets and liabilities:
Accounts receivable                                                                    123                 142
Prepaid and other current assets                                                        79                 167
Change in marketable securities                                                        (80)                 91
Other assets                                                                            18                  52
Accounts payable and accrued expenses                                                 (282)             (1,783)
Deferred income                                                                        250                (215)
                                                                               -------------------------------
Net cash provided by/(used in) operating activities:                                  (862)             (1,945)
                                                                               -------------------------------

Cash Flows from Investing Activities:
Capital expenditures                                                                  (180)               (176)
Cash paid for acquisitions, net of cash acquired and debt incurred                    (254)               (167)
Receivables from employees                                                            (135)                145
Due from office sales                                                                   16                   8
                                                                               -------------------------------
Net cash provided by/(used in) investing activities:                                  (553)               (190)
                                                                               -------------------------------

Cash Flows from Financing Activities:
Proceeds from bank and other loans                                                   1,135                 115
Proceeds from capital stock issuance                                                   120               5,668
Proceeds from related party loans                                                       50                  --
Payments of related party loans                                                        (78)               (444)
Payments of bank loans and other loans                                                (591)             (3,092)
Payments related to offering costs                                                     (23)               (228)
                                                                               -------------------------------
Net cash provided by/(used in) financing activities:                                   613               2,019
                                                                               -------------------------------

Net change in cash and cash equivalents                                               (802)               (116)
Cash and cash equivalents at beginning of period                                     1,373               1,369
                                                                               -------------------------------
Cash and cash equivalents at end of period                                     $       571         $     1,253
                                                                               ===============================

See Notes to Unaudited Consolidated Financial Statements and Supplemental Disclosures to Consolidated Statements of Cash Flows


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                               GILMAN CIOCIA, INC.
        Supplemental Disclosures to Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)

                                                             For the Six Months Ended
                                                                    December 31,
                                                                2008           2007
                                                             ------------------------
Cash Flow Information
Cash payments during the year for:
   Interest                                                  $    143        $   338

Supplemental Disclosure of Non-Cash Transactions
Issuance of common stock for services, interest
   and other                                                 $     15        $    19
Payment of debt by issuance of shares                        $     --        $ 2,309
Equipment acquired under capital leases                      $    231        $   143
Fair value recognition on legacy accounts payable            $    (21)       $  (367)

See Notes to the Unaudited Consolidated Financial Statements


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                      GILMAN CIOCIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

Description of the Company

Gilman Ciocia, Inc. (together with its wholly owned subsidiaries, "we", "us", "our" or the "Company") was founded in 1981 and is incorporated under the laws of the State of Delaware. We provide federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets, accounting services to small and midsize companies and financial planning services, including securities brokerage, investment management services, insurance and financing services. As of December 31, 2008, we had 25 company-owned offices operating in three states (New York, New Jersey, and Florida) and 47 independently operated offices providing financial planning services in 12 states.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The Consolidated Balance Sheet as of December 31, 2008, the Consolidated Statements of Operations for the three months and six months ended December 31, 2008 and 2007 and the Consolidated Statements of Cash Flows for the six months ended December 31, 2008 and 2007 are unaudited. The Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The operating results for the three months and six months ended December 31, 2008 are not necessarily indicative of the results to be expected for any other interim period or any future year. These Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

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


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Net Income/(Loss) Per Share

In accordance with SFAS No. 128, "Earnings Per Share", basic net income/(loss) per share is computed using the weighted average number of common shares outstanding during each period. The computation for the three months and six months ended December 31, 2008 and December 31, 2007 did not include outstanding options and warrants because to do so would have an anti-dilutive effect for the periods.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and debt, approximated fair value as of December 31, 2008 because of the relatively short-term maturity of these instruments and their market interest rates.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. We adopted SFAS No. 157 effective September 30, 2007 and have recorded a $0.1 million allowance against our accounts payable balance as of December 31, 2008 representing our fair value assessment of that account. See also Note 6.


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

In October 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP FAS 157-3"). This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on our consolidated financial position, cash flows or results of operations.

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

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed under SFAS No. 141 until June 30, 2009. We expect SFAS No. 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. We are still assessing the impact of this standard on our future consolidated financial statements.

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


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

On September 6, 2005, the Company received an informal inquiry from the SEC regarding variable annuity sales by our registered representatives during the period January 1, 2002 through August 1, 2005. On June 22, 2006, the SEC entered a formal order of investigation. Pursuant to SEC subpoenas, we have supplied documents to the SEC and several officers, employees and former employees have testified before the SEC. On December 12, 2008 we received a Wells Notice from the SEC in connection with this investigation. Wells Notices were also received by Prime Capital Services, Inc., a wholly owned subsidiary of the Company, Michael P. Ryan, our President, Rose M. Rudden, our Chief Compliance Officer and certain other current and former employees. The Wells Notices provide notification that the staff of the SEC is considering recommending that the SEC bring a civil action against the recipients of the Wells Notices to determine whether they committed possible violations of certain sections of the Securities Act, the Exchange Act and certain Rules of the Exchange Act. Under the process established by the SEC, we have the opportunity to seek meetings with SEC staff to present our case to the SEC and we intend to pursue that opportunity. On January 20, 2009, our attorneys submitted a response to the Wells Notices received by the Company, Mr. Ryan, Ms. Rudden, certain other current employees and one former employee. We cannot predict whether or not the investigation will result in an enforcement action. Further, if there were an enforcement action, we cannot predict whether or not our operating results would be affected.

The Company and PCS are defendants and respondents in lawsuits and Financial Industry Regulatory Authority ("FINRA") arbitrations in the ordinary course of business. PCS has errors and omissions insurance coverage that will cover a portion of such matters. In addition, under the PCS registered representatives contract, each registered representative is responsible for covering awards, settlements and costs in connection with these claims. While we will vigorously defend these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position. At December 31, 2008 we accrued $0.1 million for potential settlements, judgments and awards.

5. EQUITY

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

Each subscription right entitled an eligible shareholder to purchase up to four shares of common stock, subject to adjustment, at a subscription price of $0.10 per share. This is the same price at which we sold 80.0 million shares of common stock in two private placements (the "Investment Purchase Closing" and "Private Placement Closing" each of which closed on August 20, 2007). Shareholders who exercised their basic subscription rights in full could over-subscribe for additional shares to the extent additional shares were available. The Public Stock Offering expired on June 20, 2008. A total of 3.9 million shares of common stock were issued pursuant to the Public Stock Offering.


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

The purchasers in the Investment Purchase Closing and the Private Placement Closing (collectively, the "2007 Investors") did not receive subscription rights, but had the right until September 15, 2008 to purchase at $0.10 per share the shares that remained unsold on June 20, 2008. On September 12, 2008, we filed a Supplement to our Prospectus extending until December 31, 2008 the period during which the 2007 Investors had a right to purchase up to the 16.1 million shares of common stock offered under the Prospectus that remained unsold at the expiration of the Public Stock Offering. A total of 0.7 million shares were purchased by the 2007 Investors during the extension period which expired on December 31, 2008.

On October 31, 2008, we commenced a private offering of our securities pursuant to SEC Regulation D (the "Offering"). The securities offered for sale in the Offering are: $1.5 million of notes with interest at 10.0% due on July 1, 2010 (the "Notes") and $0.4 million, or 4.0 million shares of our $0.01 par value common stock with a price of $0.10 per share (the "Shares"). Through February 13, 2009, $1.2 million of Notes and $0.1 million, or 1.0 million shares, of our common stock were issued by us pursuant to the Offering.

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

The following table sets forth the liabilities we have elected to fair value under SFAS No. 157 as of December 31, 2008:

                          Fair Value Measurements at December 31, 2008
(in thousands)               Using Significant Unobservable Inputs
Description                               (Level 3)
----------------------------------------------------------------------
Accounts Payable:

       Beginning Balance                 $     2,366

               Allowance                        (111)
                                         -----------
          Ending Balance                 $     2,255
                                         ===========

We have significant legacy accounts payable balances that are at least four years old and that we believe will never require a financial payment for a variety of reasons. Accordingly, under SFAS No. 157, we have established an estimate of $0.15 on the dollar on these legacy balances that we would potentially pay out against these balances based on our historical pay out on these legacy balances. The income recorded during the six months ended December 31, 2008 and December 31, 2007 was $20.7 thousand and $0.4 million, respectively, and is recorded in other income, net on our Consolidated Statement of Operations.


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

7. GOODWILL AND OTHER INTANGIBLE ASSETS

A reconciliation of the change in the carrying value of goodwill for the six month period ended December 31, 2008 is as follows (in thousands):

Balance at June 30, 2008                                        $3,954
Adjustment to purchase accounting (1)                                5
                                                                ------
Balance at December 31, 2008                                    $3,959
                                                                ======

(1) During fiscal 2008, we purchased four tax preparation and accounting practices. Initial purchase prices are adjusted based on contingency payments made subsequent to the original purchase date.

Other intangible assets subject to amortization are comprised of the following at December 31, 2008 (in thousands):

Customer Lists                                                  $ 6,214
Broker-Dealer Registration                                          100
Non-Compete Contracts                                               693
House Accounts                                                      600
Administrative Infrastructure                                       500
Independent Contractor Agreements                                 3,100
                                                                -------
  Intangible Costs at Cost                                       11,207
Less: Accumulated Amortization and Impairment                    (6,568)
                                                                -------
Intangible Assets, Net                                          $ 4,639
                                                                =======

Amortization expense for the three months ended December 31, 2008 and December 31, 2007 was $0.2 million and $0.1 million, respectively. Amortization expense for the six months ended December 31, 2008 and December 31, 2007 was $0.3 million and $0.3 million, respectively.

8. DEBT

As of December 31, 2008, our outstanding principal balance with Wachovia Bank, National Association ("Wachovia") was $0.1 million. The due date for the payment of the outstanding principal balance has been extended to March 31, 2009. As of December 31, 2008 we were in default of certain covenants under our term loan/revolving letter of credit financing with Wachovia. Our debt forbearance agreement with Wachovia was last amended on April 1, 2006. We do not believe that Wachovia will issue a notice of default for any of these defaults.

The securities offered for sale in the Offering on October 31, 2008 are: $1.5 million of notes with interest at 10.0% due on July 1, 2010 (the "Notes") and $0.4 million, or 4.0 million shares of our $0.01 par value common stock with a price of $0.10 per share (the "Shares"). Through February 13, 2009, $1.2 million of Notes and $0.1 million, or 1.0 million shares, of our common stock were issued by us pursuant to the Offering.


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

9. STOCK BASED COMPENSATION

On July 1, 2005 we adopted SFAS No. 123-R, "Share-Based Payment" ("SFAS No. 123-R") using a modified prospective application, as permitted under SFAS No. 123-R. Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense using a fair-value-based measurement method for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Pursuant to the provisions of SFAS No. 123-R, we have adopted the policy to recognize compensation expense on a straight-line attribution method.

Changes in our stock option activity during the six months ended December 31, 2008 were as follows:

                                                           Weighted
                                                            Average
                                            Shares       Exercise Price
                                           ----------------------------
       Outstanding, June 30, 2008           80,000              $1.04
            Granted                            -                  -
            Exercised                          -                  -
            Expired                            -                  -
            Canceled                           -                  -
                                           ----------------------------
       Outstanding, December 31, 2008       80,000              $1.04

       Exercisable, December 31, 2008       80,000              $1.04

The range of exercise prices for the outstanding options at December 31, 2008 is between $0.33 and $6.00.

We will be granting to certain of our employees and representatives common stock options with a five-year term and vesting as to 20.0% of the shares annually commencing one year after the date of grant and having a Black-Scholes value at the time of grant determined based on the closing price on the date of such grant. The number of stock options will be computed and granted five days after the filing of our Form 10-Q for the quarter ended December 31, 2008.

10. ACCRUED EXPENSES

Accrued expenses consist of the following:
(in thousands)                                  December 31,      June 30,
                                                    2008            2008
                                                --------------------------

Accrued compensation                             $   293          $  237
Accrued bonus                                          3              96
Accrued related party compensation and bonus         129             196
Accrued vacation                                      69             128
Accrued settlement fees                              110             122
Accrued audit fees & tax fees                        142             160
Accrued interest                                      21              18
Accrued other                                        370             558
Accrued acquisitions short term                      211             242
                                                --------------------------
    Total Accrued Expenses                        $1,348          $1,757
                                                ==========================


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

11.  RELATED PARTY TRANSACTIONS

As of June 30, 2008, Prime Partners, Inc. ("Prime Partners") owed a trust, of which Ted Finkelstein, our Vice President and General Counsel, is the trustee ("the Trust"), $0.5 million in principal pursuant to a promissory note dated January 31, 2008 (the "Old Note"). As of September 1, 2008, Prime Partners assigned $0.5 million from a $1.0 million note from the Company to Prime Partners dated January 31, 2008 to the Trust in payment of the Old Note. As of September 1, 2008, we entered into a new $0.5 million promissory note with Prime Partners at 10.0% interest to be paid in arrears through the end of the previous month on the 15th day of each month commencing on October 15, 2008 with the principal due on or before July 1, 2009 (the "New Prime Partners Note").

As of September 1, 2008, we entered into a new $0.5 million promissory note with the Trust (the "New Trust Note"). The New Trust Note was amended on January 30, 2009. The New Trust Note provides for 10.0% interest to be paid in arrears through the end of the previous month on the 15th day of each month commencing on October 15, 2008. The principal of the New Trust Note will be paid to the Trust as follows: $117.5 thousand on March 31, 2009, April 30, 2009, May 31, 2009, and June 30, 2009. We gave the Trust a collateral security interest in all of our assets, including the stock of PCS, subordinate only to the outstanding security interest of Wachovia Bank. We agreed that the only loan debt principal that we are permitted to pay until the New Trust Note is paid in full is: the existing Wachovia debt, the scheduled principal payments on certain executive notes with de minimis balances and the scheduled principal payments to Prime Partners for a $0.3 million Promissory Note dated December 26, 2007. No payments of loan principal can be paid to any other existing or future lenders, including to Prime Partners on the New Prime Partners Note. Prime Partners and Ted Finkelstein guaranteed the New Trust Note. The guarantee of Prime Partners is secured by a collateral assignment of the promissory note dated January 23, 2004 between Daniel R. Levy and the Company in the original amount of $0.9 million which was assigned to Prime Partners, Inc. on June 26, 2006.

At December 31, 2008 the aggregate amount we owed to related parties was $1.4 million.

On October 30, 2008, Michael Ryan, our President and a Director, and Carole Enisman, our Executive Vice President of Operations, each purchased 250,000 restricted shares of our common stock at $0.10 per share pursuant to the Offering in reliance upon the exemption from securities registration afforded by
Section 4(2) of the Securities Act and Rule 506 of Regulation D. See Note 5.

On November 20, 2008, we entered into a promissory note in the amount of $50.0 thousand with Ted Finkelstein, our Vice President and General Counsel. The note provides for 10.0% interest to be paid monthly with the principal balance to be paid on or before June 30, 2009.

On December 3, 2008, three trusts, of which James Ciocia, our Chairman of the Board of Directors, is a trustee, purchased an aggregate of $0.3 million of the Notes issued pursuant to the Offering in reliance upon the exemption from registration in Rule 506 of Regulation D. See Note 5.


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

12. SUBSEQUENT EVENTS

In January and February 2009, we entered into asset purchase agreements to purchase two tax preparation, accounting and financial planning businesses. In each case, the purchase price is equal to a percentage of gross revenue generated from the preparation of tax returns, accounting services and financial planning revenues from clients generated during a one to four-year period. Commencing on March 31, 2009 and each 90-day period thereafter, we will pay the seller an installment payment based on a percentage of gross revenues generated during a one to four-year period after the closing date less all prior payments received. Based on an estimate of these future revenues, we will have a contingent liability of $0.8 million, subject to change based on actual future revenues earned.

On January 22, 2009 we held our Annual Meeting of Stockholders. At the Annual Meeting, James Ciocia, Chairman of the Board, and Michael Ryan, President and Director, were re-elected as Class B directors and the stockholders voted to ratify the appointment of Sherb & Co., LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2009.

On January 27, 2009 Carole Enisman, our Executive Vice President of Operations, purchased a $0.2 million Note pursuant to the Offering. See Note 5.


--------------------------------------------------------------------------------

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

Overview

We provide federal, state and local income tax return preparation for individuals predominantly in middle and upper income brackets and accounting services to small and midsize companies and financial planning services, including securities brokerage, investment management services, insurance and financing services. Clients often consider other aspects of their financial needs such as investments, insurance, pension and estate planning, while having their tax returns prepared by us. We believe that our tax return preparation and accounting services are inextricably intertwined with our financial planning activities. The two channels leverage off each other, improving economies of scale and client retention. The financial planners who provide such services are our employees or independent contractors and are registered representatives of Prime Capital Services, Inc. ("PCS"), a wholly owned subsidiary. PCS conducts a securities brokerage business providing regulatory oversight and products and sales support to its registered representatives, who sell investment products and provide services to their clients. PCS earns a share of commissions from the services that the financial planners provide to their clients in transactions for securities, insurance and related products. PCS is a registered securities broker-dealer with the Securities and Exchange Commission ("SEC") and a member of Financial Industry Regulatory Authority ("FINRA"). We also have a wholly owned subsidiary, Asset & Financial Planning, Ltd. ("AFP"), which is registered with the SEC as an investment advisor. Almost all of our financial planners are also authorized agents of insurance underwriters. We have the capability of processing insurance business through PCS and Prime Financial Services, Inc. ("PFS"), a wholly owned subsidiary, which are licensed insurance brokers, as well as through other licensed insurance brokers. We are a licensed mortgage broker in the states of New York and Pennsylvania. GC Capital Corporation, a wholly owned subsidiary of the Company is a licensed mortgage broker in the State of Florida. PCS also earns revenues ("PCS Marketing") from its strategic marketing relationships with certain product sponsors which enables PCS to efficiently utilize its training, marketing and sales support resources.

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


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

We also provide financial planning services through approximately 47 independently owned and operated offices in 12 states. We benefit from economies of scale associated with the aggregate production of both Company offices and independently owned offices. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K can be obtained, free of charge, on our web site at www.gtax.com.

For the three months ended December 31, 2008, approximately 6.0% of our revenues were earned from tax preparation and accounting services and approximately 94.0% were earned from all financial planning and related services, of which approximately 71.0% were earned from brokerage commissions, 24.0% from asset management, 4.0% from insurance, and 1.0% from lending services and PCS Marketing.

For the three months ended December 31, 2008, revenues from commissions paid to PCS as the broker dealer each year a client's money remains in a mutual fund or in a variable annuity account, as compensation for services rendered to the client ("trails") and advisory fees decreased to $3.6 million, down $1.1 million from $4.7 million for the three months ended December 31, 2007, representing a 23.0% decrease in recurring revenue (advisory and trails). Although recurring revenue is down year over year, the decrease is less than other financial planning products as evidenced by advisory fees and trails representing 42.3% of the financial planning revenue, up from 39.3% for the three months ended December 31, 2007. Additionally, we are attempting to increase revenue by, among other things, continuing to put forth a strong financial representative recruiting effort. The financial impact of new recruits could take several months for revenue on new accounts to become recognizable. If this program is not successful in generating additional revenue, the result will be continued downward pressure on total revenues in future quarters until we start to more significantly benefit from the effect of the greater sale of products that generate recurring income. We expect that we will continue to control overall operating expenses, while continuing to spend on marketing efforts to build brand awareness and attract new clients. We cannot predict whether our marketing efforts will have the desired effects.

The tax preparation business is a highly seasonal business. The first and second quarters of our fiscal year are typically our weakest quarters and the third quarter of our fiscal year is typically our strongest.

During the three months ended December 31, 2008, we had a loss of $0.9 million compared to a $0.2 million loss during the three months ended December 31, 2007. The increased loss was primarily attributable to decreased financial planning revenue due to declines in market conditions and attrition, partially offset by increased tax preparation and accounting services revenue, decreased commission expense due to declines in revenues and by lowering operating expenses.

We believe that the significant turmoil in the financial markets during 2008 and related erosion of investor confidence will continue to negatively impact our operating results for fiscal 2009. To help mitigate the negative impact on our operating results, we implemented cost cutting strategies in the fourth quarter of our fiscal year ending June 30, 2008, including staff reductions. During the first six months of 2009, we continued to keep a tight control on operating expenses. We remain committed, however, to investing in the continuing development of our network of financial representatives and to acquire tax preparation and accounting firms to increase our client base and accounting business as part of our long-term strategy for growing our revenues and earnings.


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Managed Assets

As indicated in the following table, as of December 31, 2008, assets under AFP management decreased 17.5%, or $98.3 million, to $461.8 million, from $560.1 million as of September 30, 2008. This decrease is mostly attributable to market declines. As of December 31, 2008, total Company securities under custody were $3.2 billion, down 16.6%, or $630.8 million from September 30, 2008.

The following table presents the market values of assets under AFP management:

(in thousands)                                              Total Assets
                                                                Under
Market Value as of               Annuities     Brokerage     Management
------------------               ---------------------------------------

    12/31/2008                   $269,566      $192,235        $461,801
     9/30/2008                   $331,492      $228,581        $560,073
     6/30/2008                   $330,503      $265,850        $596,353

The following table presents the market values of total Company securities under custody. The numbers do not include fixed annuities. In the current market environment we are seeing an increase in fixed annuity transactions.

(in thousands)                       Total Company
                                   Securities Under
Market Value as of                      Custody
------------------                 ----------------

    12/31/2008                         $3,166,001
     9/30/2008                         $3,796,835
     6/30/2008                         $4,231,803


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2007

Revenue

The following table presents revenue by product line and brokerage revenue by product type:

                                                           For the Three Months Ended December 31,
                                           --------------------------------------------------------------------
(in thousands)                                                                         % of Total    % of Total
                                                                       % Change          Revenue       Revenue
Consolidated Revenue Detail                  2008           2007         08-07            2008           2007
                                           --------------------------------------------------------------------
Revenue by Product Line
Brokerage Commissions Revenue              $ 6,093          $ 8,595      -29.1%           66.8%          69.6%
Insurance Commissions Revenue                  312              501      -37.7%            3.4%           4.1%
Advisory Fees                                2,023            2,613      -22.6%           22.2%          21.1%
Tax Preparation and Accounting Fees            578              414       39.6%            6.3%           3.4%
Lending Services                                30              117      -74.4%            0.3%           0.9%
Marketing Revenue                               85              117      -27.4%            1.0%           0.9%
                                           --------------------------------------------------------------------
    Total Revenue                          $ 9,121          $12,357      -26.2%          100.0%         100.0%
                                           --------------------------------------------------------------------

Brokerage Commissions Revenue
    by Product Type
Mutual Funds                               $   767          $ 1,193      -35.7%            8.4%           9.7%
Equities, Bonds & UIT                          241              350      -31.1%            2.7%           2.8%
Annuities                                    2,993            4,689      -36.2%           32.8%          37.9%
Trails                                       1,590            2,082      -23.6%           17.4%          16.9%
All other products                             502              281       78.6%            5.5%           2.3%
                                           --------------------------------------------------------------------
    Brokerage Commissions Revenue          $ 6,093          $ 8,595      -29.1%           66.8%          69.6%
                                           ====================================================================

The following table sets forth a breakdown of our consolidated financial planning revenue by company-owned offices and independent offices for the three months ended December 31, 2008 and 2007:

                                      For Three Months Ended December 31,
                                      -----------------------------------
                                               % of                    % of
(in thousands)                     2008        Total        2007       Total
----------------------------------------------------------------------------
Company-Owned Offices            $ 4,271       50.0%      $ 5,711      47.8%
Independent Offices                4,272       50.0%        6,232      52.2%
                                 -------                  -------
            Total                $ 8,543                  $11,943
                                 =======                  =======

Our total revenues for the three months ended December 31, 2008 were $9.1 million compared to $12.4 million for the three months ended December 31, 2007, a decrease of $3.2 million or 26.2%. Our total revenues for the three months ended December 31, 2008 consisted of $8.5 million for financial planning services and $0.6 million for tax preparation and accounting services. Financial planning services represented approximately 94.0% and tax preparation and accounting services represented approximately 6.0% of our total revenues during the three months ended December 31, 2008. Our total revenues for the three months ended December 31, 2007 consisted of $11.9 million for financial planning services and $0.4 million for tax preparation and accounting services. Financial planning services represented approximately 97.0% and tax preparation fees and accounting services represented approximately 3.0% of our total revenues during the three months ended December 31, 2007.


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

For the three months ended December 31, 2008, financial planning revenue was $8.5 million compared to $11.9 million for the same period last year. This decrease in financial planning revenue is mostly the result of market declines during the three months ended December 31, 2008.

Tax preparation and accounting services revenue was $0.6 million for the three months ended December 31, 2008 compared to $0.4 million for the same period last year. The majority of this increase in tax preparation and accounting services revenue is attributable to the additional revenue generated from four tax preparation and accounting businesses that we acquired in the second and third quarters of our prior fiscal year.

For the three months ended December 31, 2008, revenues from trails and advisory fees decreased to $3.6 million, down $1.1 million from $4.7 million for the three months ended December 31, 2007, representing a 23.0% decrease in recurring revenue (trails and advisory fees). The decrease in recurring revenues is mostly attributable to lower assets under management and securities under custody at September 30, 2008, at which time fees are determined and revenue is recognized during the three months ended December 31, 2008, compared with the same period last year. Most of the reduction of assets under management and securities under custody is attributable to market declines realized during the three months ended December 31, 2008.

Expenses

Our total operating expenses for the three months ended December 31, 2008 were $9.9 million, down $2.7 million or 21.1%, compared to $12.6 million for the three months ended December 31, 2007. This decrease is primarily due to decreased commission expense resulting from the revenue declines, decreased salaries and benefits, and decreased general and administrative expenses as we continue our efforts to control expenses. These savings were offset slightly by increased brokerage fees and licenses and depreciation and amortization.

Commission expense was $5.3 million for the three months ended December 31, 2008, compared with $7.6 million for the same period last year. Commission expense decreased $2.4 million due to the declines in revenue, as well as due to the mix of financial planning revenue generated on the employee channel compared with the independent channel. Financial planning commission expense as a percentage of financial planning revenue was approximately 62.0% and 64.0% for the three months ended December 31, 2008 and December 31, 2007, respectively. This decrease as a percentage of revenue is attributable to financial planning revenue generated through our employee channel representing 50.0% of the total financial planning revenue where commission pay out rates are lower than on the independent channel compared with the same period last year when our employee channel generated 47.8% of the total financial planning revenue.

Salaries, which consist primarily of salaries, related payroll taxes and employee benefit costs, decreased by $0.2 million, or 9.3% in the three months ended December 31, 2008 compared with the same period last year. This decrease is mostly attributable to our efforts in March 2008 to reduce overhead costs to help mitigate the impact of the downturn in the market which negatively affects our revenues. Such cost reductions included the restructuring of departments, eliminating open positions and layoffs.


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

General and administrative expenses decreased $0.2 million or 14.7% in the three months ended December 31, 2008 compared with the same period last year. This decrease is primarily attributable to additional cost savings of $0.1 million in legal and professional expenses and claim settlements resulting from our effort to control expenses by processing more customer claims in-house as well as an overall reduced number of claims versus the same period last year. The remaining $0.1 million reduction in expenses resulted mostly from our continued efforts to control our operating expenses.

Advertising expense decreased by $19.0 thousand for the three months ended December 31, 2008 compared with the same period last year. This is mostly due to the timing of certain marketing efforts during the six month period ending December 31, 2008.

Brokerage fees and licenses increased $58.0 thousand for the three months ended December 31, 2008 compared with the same period last year. This increase is due to more accounts under management with third party money managers in AFP, and more trades going through brokerage accounts versus direct applications.

Rent was 4.7% higher for the three months ended December 31, 2008 compared with the same period last year. This is mostly the result of higher lease costs as a result of relocating a number of existing offices to more prominent office locations.

Depreciation and amortization expense was 12.5% higher for the three months ended December 31, 2008 compared with the same period last year. This is mostly attributable to increased amortization expense related to the intangible assets acquired through acquisitions during our fiscal year ended June 30, 2008.

Typically we report a loss in the second quarter of our fiscal year. Our loss from operations before other income and expense increased $0.6 million for the three months ended December 31, 2008 compared to the three months ended December 31, 2007. This increase in loss was primarily attributable to decreased financial planning revenue due to declines in market conditions and attrition, partially offset by a decrease in related commission expense, other cost savings in salaries and general and administrative expenses and increases in tax preparation and accounting fee revenues.

Total other income/(expense) for the three months ended December 31, 2008 was an expense of $0.1 million compared to income of $8.0 thousand for the three months ended December 31, 2007. This decrease in other income/(expense) was primarily due to an increase in interest expense related to our private offering of our securities pursuant to SEC Regulation D (the "Offering") and a reduction in income related to the fair value measurement of our accounts payable.

Our net loss for the three months ended December 31, 2008 was $0.9 million, or $(0.01) per diluted share, compared with a net loss of $0.2 million, or $0.00 per diluted share for the three months ended December 31, 2007. This increase in net loss was primarily attributable to decreased financial planning revenue due to declines in market conditions and attrition, partially offset by increased tax preparation and accounting services revenue, decreased commission expense due to declines in revenues and by controlling expenses.


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 2008 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2007

Revenue

The following table presents revenue by product line and brokerage revenue by product type:

                                                                         For the Six Months Ended December 31,
                                                          --------------------------------------------------------------------
(in thousands)                                                                                       % of Total     % of Total
                                                                                      % Change        Revenue         Revenue
Consolidated Revenue Detail                                 2008           2007         08-07           2008            2007
                                                          --------------------------------------------------------------------
Revenue by Product Line
Brokerage Commissions Revenue                             $12,977          $17,128      -24.2%           66.4%          69.5%
Insurance Commissions Revenue                                 693              844      -17.9%            3.6%           3.4%
Advisory Fees                                               4,327            5,164      -16.2%           22.2%          21.0%
Tax Preparation and Accounting Fees                         1,226              855       43.4%            6.3%           3.5%
Lending Services                                              145              168      -13.7%            0.7%           0.7%
Marketing Revenue                                             161              478      -66.3%            0.8%           1.9%
                                                          --------------------------------------------------------------------
    Total Revenue                                         $19,529          $24,637      -20.7%          100.0%         100.0%
                                                          --------------------------------------------------------------------

Brokerage Commissions Revenue
    by Product Type
Mutual Funds                                              $ 1,631          $ 2,258      -27.8%            8.4%           9.2%
Equities, Bonds & UIT                                         511              658      -22.3%            2.5%           2.7%
Annuities                                                   6,421            9,424      -31.9%           32.9%          38.2%
Trails                                                      3,535            4,188      -15.6%           18.1%          17.0%
All other products                                            879              600       46.5%            4.5%           2.4%
                                                          --------------------------------------------------------------------
    Brokerage Commissions Revenue                         $12,977          $17,128      -24.2%           66.4%          69.5%
                                                          ====================================================================

The following table sets forth a breakdown of our consolidated financial planning revenue by company-owned offices and independent offices for the six months ended December 31, 2008 and 2007:

                                      For Six Months Ended December 31,
                                      ---------------------------------
                                               % of                    % of
(in thousands)                     2008        Total        2007       Total
----------------------------------------------------------------------------
Company-Owned Offices            $ 9,062       49.5%      $10,893      45.8%
Independent Offices                9,241       50.5%       12,889      54.2%
                                 -------                  -------
            Total                $18,303                  $23,782
                                 =======                  =======

Our total revenues for the six months ended December 31, 2008 were $19.5 million compared to $24.6 million for the six months ended December 31, 2007, a decrease of $5.1 million or 20.7%. Our total revenues for the six months ended December 31, 2008 consisted of $18.3 million for financial planning services and $1.2 million for tax preparation and accounting services. Financial planning services represented approximately 94.0% and tax preparation and accounting services represented approximately 6.0% of our total revenues during the six months ended December 31, 2008. Our total revenues for the six months ended December 31, 2007 consisted of $23.8 million for financial planning services and $0.9 million for tax preparation and accounting services. Financial planning services represented approximately 97.0% and tax preparation fees and accounting services represented approximately 3.0% of our total revenues during the six months ended December 31, 2007.


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

For the six months ended December 31, 2008, financial planning revenue was $18.3 million compared to $23.8 million for the same period last year. This decrease in financial planning revenue is mostly the result of financial planner attrition mostly on our independent channel and decreased production mostly on the independent channel resulting from market declines during the six months ended December 31, 2008. In addition, we had a decrease of $0.3 million in PCS Marketing revenue due to the timing of our annual awards conference which was held in May 2008, whereas the prior year's annual awards conference was held in July 2007. This decrease in PCS Marketing revenue of $0.3 million was offset by a savings in general and administrative expense of $0.4 million as we recognize the marketing event revenues at the commencement of the event.

Tax preparation and accounting services revenue was $1.2 million for the six months ended December 31, 2008 compared to $0.9 million for the same period last year. The majority of this increase in tax preparation and accounting services revenue is attributable to the additional revenue generated from four tax preparation and accounting businesses that we acquired in the second and third quarters of our prior fiscal year, and the remaining increase came from organic growth resulting from our strong advertising campaign, increases in average client fees and client retention, offset slightly by client attrition.

For the six months ended December 31, 2008, revenues from trails and advisory fees decreased to $7.9 million, down $1.5 million from $9.4 million for the six months ended December 31, 2007, representing a 15.9% decrease in recurring revenue (advisory and trails). The decrease in recurring revenues is mostly attributable to lower assets under management and securities under custody at June 30, 2008 and September 30, 2008, at which time fees are determined and revenue is recognized during the six months ended December 31, 2008, compared with the same period last year. Most of the reduction of assets under management and securities under custody is attributable to market declines realized during the six months ended December 31, 2008.

Expenses

Our total operating expenses for the six months ended December 31, 2008 were $21.0 million, down $4.6 million or 17.9%, compared to $25.5 million for the six months ended December 31, 2007. This decrease is primarily due to decreased commission expense resulting from the revenue declines, decreased salaries and benefits, decreased general and administrative expenses as we moved our annual awards conference into May of our prior fiscal year, as well as our efforts to continue to control expenses. These savings were offset slightly by increased brokerage fees and licenses and depreciation and amortization.

Commission expense was $11.5 million for the six months ended December 31, 2008, compared with $15.2 million for the same period last year. Commission expense decreased $3.8 million mostly due to the declines in revenue as well as to the mix of financial planning revenue generated on the employee channel compared with the independent channel. Financial planning commission expense as a percentage of financial planning revenue was approximately 63.0% and 64.0% for the six months ended December 31, 2008 and December 31, 2007, respectively. This decrease as a percentage of revenue is attributable to financial planning revenue generated through our employee channel representing 49.5% of the total financial planning revenue where commission pay out rates are lower than on the independent channel compared with the same period last year when our employee channel generated 45.8% of the total financial planning revenue.


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Salaries, which consist primarily of salaries, related payroll taxes and employee benefit costs, decreased by $0.3 million, or 6.5% in the six months ended December 31, 2008 compared with the same period last year. This decrease is mostly attributable to our efforts in March 2008 to reduce overhead costs to help mitigate the impact of the downturn in the market which negatively affects our revenues. Such cost reductions included the restructuring of departments, eliminating open positions and layoffs.

General and administrative expenses decreased $0.7 million or 26.1% in the six months ended December 31, 2008 compared with the same period last year. This decrease is primarily attributable to the timing of our annual awards conference which was held in May 2008 whereas the prior year's annual awards conference was held in July 2007. This cost savings of $0.4 million has an offsetting revenue decline in PCS Marketing revenues of $0.3 million as we recognize the marketing event revenues at the commencement of the event. Additional cost savings of $0.2 million in legal and professional expenses and claim settlements resulted from our effort to control expenses by processing more customer claims in-house as well as a reduced number of claims versus the same period last year. The remaining $0.1 million reduction in expenses resulted mostly from our continued efforts to control operating expenses.

Advertising expense remained the same for the six months ended December 31, 2008 compared with the same period last year. We continue to spend on marketing for recruiting representatives and acquisitions in an effort to offset market declines.

Brokerage fees and licenses increased $0.1 million for the six months ended December 31, 2008 compared with the same period last year. This increase is due to more accounts under management with third party money managers in AFP, and more trades going through brokerage accounts versus direct applications.

Rent remained the same for the six months ended December 31, 2008 compared with the same period last year. Although we closed two offices resulting in lower rent expense, these savings were offset by higher lease costs through relocating a number of existing offices to more prominent locations.

Depreciation and amortization expense was 12.6% higher for the six months ended December 31, 2008 compared with the same period last year. This is mostly attributable to increased amortization expense related to the intangible assets acquired through acquisitions during our fiscal year ended June 30, 2008.

Typically we report a loss in the first and second quarters of our fiscal year. Our loss from operations before other income and expense increased $0.6 million for the six months ended December 31, 2008 compared to the six months ended December 31, 2007. This increase in loss was primarily attributable to decreased financial planning revenue due to declines in market conditions and attrition, partially offset by increased tax preparation and accounting services revenue and by our efforts to control operating expenses.

Total other income/(expense) for the six months ended December 31, 2008 was an expense of $0.1 million compared to income of $4.6 million for the six months ended December 31, 2007. This decrease in other income/(expense) was primarily due to the extinguishment of debt owed to Met Life and the conversion of a portion of related party debt to the Company's common stock resulting from the sale of 80.0 million shares of common stock in two private placements (the "Investment Purchase Closing" and "Private Placement Closing") each of which closed on August 20, 2007.


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Our net loss for the six months ended December 31, 2008 was $1.6 million, or $(0.02) per diluted share, compared with net income of $3.7 million, or $0.05 per diluted share for the six months ended December 31, 2007. This decline was primarily attributable to decreased financial planning revenue due to declines in market conditions and attrition, and reduced one-time other income realized in fiscal 2007 related to the extinguishment of Company debt owed to Met Life and related parties, partially offset by increased tax preparation and accounting services revenue, decreased commission expense due to declines in revenues and by controlling expenses. Weighted average shares outstanding increased by 26.6 million shares compared to the prior period, mainly due to the sale of 80.0 million shares of common stock in the Investment Purchase Closing and Private Placement Closing held on August 20, 2007.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended December 31, 2008, we realized a net loss of $1.6 million and at December 31, 2008 we had a working capital deficit of $3.0 million. At December 31, 2008 we had $0.6 million of cash and cash equivalents, $0.1 million in marketable securities and $2.6 million of trade account receivables, net, to fund short-term working capital requirements. PCS is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires that PCS maintain minimum regulatory net capital of $100,000 and, in addition, that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to one. At December 31, 2008 we were in compliance with this regulation.

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

The 2007 Investors did not receive subscription rights, but had the right until September 15, 2008 to purchase at $0.10 per share the shares that remained unsold on June 20, 2008. On September 12, 2008, we filed a Supplement to our Prospectus extending until December 31, 2008 the period during which the 2007 Investors have a right to purchase up to the 16.1 million shares of common stock offered under the Prospectus that remained unsold at the expiration of the Public Stock Offering. A total of 0.7 million shares were purchased by the 2007 Investors during the extension period which expired on December 31, 2008.


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Our ability to satisfy our obligations depends on our future performance, which will be subject to prevailing economic, financial, and business conditions. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities and cash on hand at December 31, 2008 or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by the Offering and by pursuing financing by third parties. As a result of concern about the stability of the markets, generally many traditional lenders have reduced and, in some cases, ceased to provide funding. We continue to actively pursue non-traditional financing. However, there can be no assurance that we will be successful in raising this type of capital. We are working to minimize the impact the current economic conditions have on our revenues by aggressively recruiting and retaining sophisticated representatives who can offer diversified products that continue to meet the needs of their clients despite changing market conditions. Furthermore, we also work to control our operating expenses.

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

Our net cash used in operating activities was $0.9 million for the six months ended December 31, 2008, compared with net cash used in operating activities of $1.9 million for the six months ended December 31, 2007. The decrease in net cash used in operating activities was primarily attributable to paying down a large portion of accounts payable in the six months ended December 31, 2007 due to the cash provided by the 2007 Investors. The first and second quarters of our fiscal year are typically our weakest quarters for generating cash flow from operations and the third quarter of our fiscal year is typically our strongest.

Net cash used in investing activities was $0.6 million for the six months ended December 31, 2008 compared with net cash used in investing activities of $0.2 million for the six months ended December 31, 2007. This increase in cash used in investing activities was attributable to cash paid for acquisitions (contingency payments) and advances made to registered representatives.

Net cash provided by financing activities was $0.6 million for the six months ended December 31, 2008 compared with net cash provided by financing activities of $2.0 million for the six months ended December 31, 2007. This decrease in cash provided by financing activities was due primarily to proceeds from the Investment Purchasers Closing and Private Placement Closing on August 20, 2007.

MARKET FOR COMPANY'S COMMON EQUITY

On April 23, 2008, FINRA cleared the request of vFinance Investments, Inc. for a quotation on the OTC Bulletin Board for Gilman Ciocia, Inc. common stock pursuant to NASD Rule 6640 and Rule 15c2-11 under the Securities Exchange Act of 1934. We trade on the OTC Bulletin Board under the symbol GTAX.


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. We adopted SFAS No. 157 effective September 30, 2007 and have recorded a $0.1 million allowance against our accounts payable balance as of December 31, 2008 representing our fair value assessment of that account.

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


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed under SFAS No. 141 until June 30, 2009. We expect SFAS No. 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. We are still assessing the impact of this standard on our future consolidated financial statements.

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Chief Accounting Officer, of our disclosure controls and procedures as defined in Exchange Act Rule 13(a)-15(e). In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of December 31, 2008, our Chief Executive Officer and Principal Financial and Chief Accounting Officer conclude that our disclosure controls and procedures are effective.

Changes in Internal Controls

During the three months ended December 31, 2008, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


--------------------------------------------------------------------------------

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

On September 6, 2005, the Company received an informal inquiry from the SEC regarding variable annuity sales by our registered representatives during the period January 1, 2002 through August 1, 2005. On June 22, 2006, the SEC entered a formal order of investigation. Pursuant to SEC subpoenas, we have supplied documents to the SEC and several officers, employees and former employees have testified before the SEC. On December 12, 2008 we received a Wells Notice from the SEC in connection with this investigation. Wells Notices were also received by Prime Capital Services, Inc., a wholly owned subsidiary of the Company, Michael P. Ryan, our President, Rose M. Rudden, our Chief Compliance Officer and certain other current and former employees. The Wells Notices provide notification that the staff of the SEC is considering recommending that the SEC bring a civil action against the recipients of the Wells Notices to determine whether they committed possible violations of certain sections of the Securities Act, the Exchange Act and certain Rules of the Exchange Act. Under the process established by the SEC, we have the opportunity to seek meetings with SEC staff to present our case to the SEC and we intend to pursue that opportunity. On January 20, 2009, our attorneys submitted a response to the Wells Notices received by the Company, Mr. Ryan, Ms. Rudden, certain other current employees and one former employee. We cannot predict whether or not the investigation will result in an enforcement action. Further, if there were an enforcement action, we cannot predict whether or not our operating results would be affected.

The Company and PCS are defendants and respondents in lawsuits and FINRA arbitrations in the ordinary course of business. In accordance with SFAS No. 5 "Accounting for Contingencies," we have established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, our management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of the losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect our estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. PCS has errors and omissions insurance coverage that will cover a portion of such matters. In addition, under the PCS registered representatives contract, each registered representative is responsible for covering awards, settlements and costs in connection with these claims. While we will vigorously defend these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

ITEM 1A. RISK FACTORS

Risk factors and uncertainties associated with our business have not changed materially from those disclosed in Part I, Item 1A of our 2008 Annual Report on Form 10-K as filed with the SEC on September 26, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 30, 2008, we sold 1.0 million shares of our $0.01 par value common stock with a price of $0.10 per share. No underwriters were involved in the purchase and sale of the shares. The proceeds from the sale of securities totaling $0.1 million were used for working capital purposes. The sales were made to accredited and sophisticated investors in reliance on the exemption from registration in Rule 506 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See Note 8 to Notes to Consolidated Financial Statements herein for a discussion of the Company's defaults on debt.

ITEM 5. OTHER INFORMATION

On December 11, 2008, Kathryn Travis resigned as the Secretary of the Company.


--------------------------------------------------------------------------------

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

31.2 Rule 13a-14(a) Certification of Principal Financial and Chief Accounting Officer.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Principal Financial and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GILMAN CIOCIA, INC.


Dated: February 13, 2009            By: /s/ Michael Ryan
                                    --------------------
                                    Chief Executive Officer


Dated: February 13, 2009            By: /s/ Karen Fisher
                                    --------------------
                                    Principal Financial and
                                    Chief Accounting Officer


--------------------------------------------------------------------------------
                                    Page 34