Form 10-Q
period 2009-03-31
GILMAN CIOCIA, INC.
filed 2009-05-15
CIK 914142

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

                  For the quarterly period ended March 31, 2009

                                       or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |_| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

          Large accelerated filer |_|     Accelerated filer |_|
          Non-accelerated filer |_|       Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

As of May 6, 2009, 95,868,611 shares of the issuer's common stock, $0.01 par value, were outstanding.


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                               GILMAN CIOCIA, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      For the Period Ending March 31, 2009

                                TABLE OF CONTENTS

                                                                            Page

        Forward-Looking Statements..........................................   3

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets as of March 31, 2009 (unaudited) and
        June 30, 2008.......................................................   4

        Consolidated Statements of Operations for the Three Months and
        Nine Months Ended March 31, 2009 and March 31, 2008 (unaudited).....   5

        Consolidated Statements of Cash Flows for the Nine Months
        Ended March 31, 2009 and March 31, 2008 (unaudited).................   6

        Supplemental Disclosures to Consolidated Statements of Cash
        Flows (unaudited)...................................................   7

        Notes to Consolidated Financial Statements (unaudited)..............   8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................................  19

Item 4 (T). Controls and Procedures ........................................  32

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................  34

Item 1A. Risk Factors.......................................................  35

Item 4.  Submission of Matters to a Vote of Security Holders ...............  35

Item 6.  Exhibits ..........................................................  36

SIGNATURES..................................................................  37


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                           FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such statements, including statements regarding our expectations about our ability to raise capital, our strategy to achieve our corporate objectives, including our strategy to pursue growth through acquisitions, to increase revenues through our registered representative recruiting program and expand our brand awareness and business presence, our ability to be profitable, the cyclical nature of our business, our liquidity, revenues, the payment of legacy accounts payable, the outcome or effect of litigation, arbitration and regulatory investigations, the impact of certain accounting pronouncements, the effects of our cost-cutting measures, contingent liability associated with acquisitions, the impact of the economic downturn, and others, are based upon current information, expectations, estimates and projections regarding us, the industries and markets in which we operate, and management's assumptions and beliefs relating thereto. Words such as "will," "plan," "expect," "remain," "intend," "estimate," "approximate," and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecasted in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by federal, state and local authorities and their impact on the lines of business in which we and our subsidiaries are involved; unforeseen compliance costs; changes in economic, political or regulatory environments; the impact of the financial market turmoil and the potential for an ongoing recession; changes in competition and the effects of such changes; the inability to implement our strategies; changes in management and management strategies; our inability to successfully design, create, modify and operate our computer systems and networks; and litigation and regulatory actions involving us. Readers should take these factors into account in evaluating any such forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. The reader should, however, consult further disclosures we may make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                               GILMAN CIOCIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                          Unaudited
                                                                          March 31,      June 30,
                                                                            2009         2008 (1)
                                                                         ------------------------
Assets

Cash & Cash Equivalents                                                  $    889        $  1,373
Marketable Securities                                                          22              35
Trade Accounts Receivable, Net                                              2,897           2,739
Receivables from Employees, Net                                             1,057             690
Prepaid Expenses                                                              628             766
Other Current Assets                                                          236             278
                                                                         ------------------------
    Total Current Assets                                                    5,729           5,881

Property and Equipment (less accumulated depreciation of $5,986
   at March 31, 2009 and $5,638 at June 30, 2008)                           1,716           1,555
Goodwill                                                                    3,990           3,954
Intangible Assets (less accumulated amortization of $6,724 at
   March 31, 2009 and $6,229 at June 30, 2008)                              4,702           4,751
Other Assets                                                                  484             536
                                                                         ------------------------
    Total Assets                                                         $ 16,621        $ 16,677
                                                                         ========================

Liabilities and Shareholders' Equity

Accounts Payable                                                         $  2,544        $  1,669
Accrued Expenses                                                            1,611           1,757
Commission Payable                                                          2,278           3,061
Current Portion of Notes Payable and Capital Leases                           417             943
Deferred Income                                                               333              16
Due to Related Parties                                                      1,250           1,155
                                                                         ------------------------
    Total Current Liabilities                                               8,433           8,601

Long Term Portion of Notes Payable, Capital Leases and Other                1,489             468
Long Term Portion of Related Party Notes                                      278             186
                                                                         ------------------------
    Total Liabilities                                                      10,200           9,255

Shareholders' Equity

Preferred Stock, $0.001 par value; 100 shares authorized; none issued          --              --
Common Stock, $0.01 par value 500,000 shares authorized; 95,869 and 93,819 shares issued at March 31, 2009 and June 30, 2008,
  respectively                                                                959             938
Additional Paid in Capital                                                 36,430          36,286
Accumulated Deficit                                                       (30,968)        (29,802)
                                                                         ------------------------
    Total Shareholders' Equity                                              6,421           7,422
                                                                         ------------------------
Total Liabilities and Shareholders' Equity                               $ 16,621        $ 16,677
                                                                         ========================

(1) Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                               GILMAN CIOCIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                         For the Three Months Ended    For the Nine Months Ended
                                                 March 31,                     March 31,
                                            2009           2008           2009           2008
                                         -------------------------------------------------------
Revenues
  Financial Planning Services            $    7,321     $   10,061     $   25,624     $   33,843
  Tax Preparation and Accounting Fees         3,983          3,776          5,209          4,631
                                         -------------------------------------------------------
      Total Revenues                         11,304         13,837         30,833         38,474
                                         -------------------------------------------------------

Operating Expenses
  Commissions                                 5,102          7,255         16,565         22,475
  Salaries and Benefits                       2,481          2,738          6,650          7,195
  General and Administrative                  1,235          1,390          3,244          4,111
  Advertising                                   696          1,012          1,365          1,687
  Brokerage Fees and Licenses                   321            368          1,101          1,002
  Rent                                          756            669          2,071          1,988
  Depreciation and Amortization                 282            280            845            780
                                         -------------------------------------------------------
      Total Operating Expenses               10,873         13,712         31,841         39,238
                                         -------------------------------------------------------

Income/(Loss) from Operations
  Before Other Income and Expenses              431            125         (1,008)          (764)
                                         -------------------------------------------------------
Other Income/(Expense)
  Interest and Investment Income                  3              4             14             28
  Interest Expense                             (104)          (112)          (254)          (287)
  Other Income, Net                              62            243             83          4,962
                                         -------------------------------------------------------
      Total Other Income/(Expense)              (39)           135           (157)         4,703
                                         -------------------------------------------------------
Income/(Loss) from Operations
  Before Income Taxes                           392            260         (1,165)         3,939
                                         -------------------------------------------------------
  Income Taxes                                   --             --             --             --
                                         -------------------------------------------------------
      Net Income/(Loss)                  $      392     $      260     $   (1,165)    $    3,939
                                         -------------------------------------------------------

Weighted Average Number of Common
  Shares Outstanding:
  Basic and Diluted Shares                   95,869         89,800         94,961         75,206
Basic and Diluted Net
  Income/(Loss) Per Share:
  Net Income/(Loss)                      $     0.00     $     0.00     $    (0.01)    $     0.05

See Notes to Unaudited Consolidated Financial Statements


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                               GILMAN CIOCIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                           For the Nine Months Ended
                                                                                   March 31,
                                                                              2009           2008
                                                                           -------------------------
Cash Flows from Operating Activities:
Net income/(loss)                                                          $   (1,165)    $    3,939

Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization                                                     845            780
Issuance of common stock for debt default penalties, interest and other            15             27
Stock-based compensation                                                            3             --
Allowance for doubtful accounts                                                    80            133
Gain on debt extinguishment and other                                              --         (4,315)
Gain on fair value recognition on accounts payable                                (23)          (384)

Changes in assets and liabilities:
Accounts receivable                                                              (194)          (305)
Prepaid and other current assets                                                  177             21
Change in marketable securities                                                    13             99
Other assets                                                                       28             91
Accounts payable and accrued expenses                                            (102)        (1,411)
Deferred income                                                                   316           (101)
                                                                           -------------------------
Net cash used in operating activities:                                             (7)        (1,426)
                                                                           -------------------------

Cash Flows from Investing Activities:
Capital expenditures                                                             (279)          (230)
Cash paid for acquisitions, net of cash acquired and debt incurred               (412)          (402)
Receivables from employees                                                       (316)           152
Due from office sales                                                              23           (195)
                                                                           -------------------------
Net cash used in investing activities:                                           (984)          (675)
                                                                           -------------------------

Cash Flows from Financing Activities:
Proceeds from bank and other loans                                              1,210            299
Proceeds from capital stock issuance                                              170          5,668
Proceeds from related party loans                                                 220             --
Payments of related party loans                                                  (124)          (480)
Payments of bank loans and other loans                                           (946)        (3,526)
Payments related to offering costs                                                (23)          (227)
                                                                           -------------------------
Net cash provided by financing activities:                                        507          1,734
                                                                           -------------------------

Net change in cash and cash equivalents                                          (484)          (367)
Cash and cash equivalents at beginning of period                                1,373          1,369
                                                                           -------------------------
Cash and cash equivalents at end of period                                 $      889     $    1,002
                                                                           =========================

See Notes to Unaudited Consolidated Financial Statements and Supplemental Disclosures to Consolidated Statements of Cash Flows


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                               GILMAN CIOCIA, INC.
        Supplemental Disclosures to Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)

                                                     For the Nine Months Ended
                                                             March 31,
                                                        2009           2008
                                                     -------------------------
Cash Flow Information
Cash payments during the year for:
   Interest                                          $      236     $      411

Supplemental Disclosure of Non-Cash Transactions
Issuance of common stock for services, interest
   and other                                         $       15     $       27
Payment of debt by issuance of shares                $       --     $    2,309
Equipment acquired under capital leases              $      231     $      304
Fair value recognition on legacy accounts payable    $      (23)    $     (384)

See Notes to the Unaudited Consolidated Financial Statements


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                      GILMAN CIOCIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

Description of the Company

Gilman Ciocia, Inc. (together with its wholly owned subsidiaries, "we", "us", "our" or the "Company") was founded in 1981 and is incorporated under the laws of the State of Delaware. We provide federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets, accounting services to small and midsize companies and financial planning services, including securities brokerage, investment management services, insurance and financing services. As of March 31, 2009, we had 26 company-owned offices operating in three states (New York, New Jersey, and Florida) and 48 independently operated offices providing financial planning services in 12 states.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The Consolidated Balance Sheet as of March 31, 2009, the Consolidated Statements of Operations for the three months and nine months ended March 31, 2009 and 2008 and the Consolidated Statements of Cash Flows for the nine months ended March 31, 2009 and 2008 are unaudited. The Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The operating results for the three months and nine months ended March 31, 2009 are not necessarily indicative of the results to be expected for any other interim period or any future year. These Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

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


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Furthermore, we, including our wholly owned subsidiary Prime Capital Services, Inc. ("PCS"), have been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with PCS. In addition, under the PCS registered representatives contract, each registered representative has indemnified us for these claims. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies," we have established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, our management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, including the formal order of investigation being conducted by the SEC (see Note 4), it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect our estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. A majority of these claims are covered by our errors and omissions insurance policy. While we will vigorously defend these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

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


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

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

Net Income/(Loss) Per Share

In accordance with SFAS No. 128, "Earnings Per Share", basic net income/(loss) per share is computed using the weighted average number of common shares outstanding during each period. The computation for the three months and nine months ended March 31, 2009 and March 31, 2008 did not include outstanding options and warrants because to do so would have an anti-dilutive effect for the periods.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and debt, approximated fair value as of March 31, 2009 because of the relatively short-term maturity of these instruments and their market interest rates.

Contingent Consideration

We entered into four asset purchase agreements during fiscal 2008 and two asset purchase agreements during fiscal 2009 which include contingent consideration based upon gross revenue generated in future periods. In accordance with SFAS No. 141 "Business Combinations" no liability will be recorded until the contingency is determined beyond a reasonable doubt.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of trade receivables. The larger portion of our trade receivables are commissions earned from providing financial planning services that include securities brokerage services, insurance and financing services. Our remaining trade receivables consist of revenues recognized for accounting and tax services provided to businesses and individual tax payers. As a result of the diversity of services, markets and the wide variety of customers, we do not consider ourselves to have any significant concentration of credit risk.

Segment Disclosure

Management believes the Company operates as one segment.


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

3. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. We adopted SFAS No. 157 effective September 30, 2007 and have recorded a $0.1 million allowance against our accounts payable balance as of March 31, 2009 representing our fair value assessment of that account. See also Note 6.

In April 2009, the FASB issued FASB Staff Position ("FSP") FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1"), which requires disclosure of the fair value of financial instruments and significant assumptions used to estimate the fair value of financial instruments in interim and annual financial statements. Previously the disclosure was required only in annual financial statements. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have adopted FSP FAS 107-1 effective March 31, 2009.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP FAS 115-2 and FAS 124-2"), which makes existing other-than-temporary impairment guidance pertaining to debt securities more operational, improves the presentation of other-than-temporary impairments in the financial statements and requires that the annual disclosures in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" be made for interim periods. This FSP requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and any remaining portion in the other comprehensive income category of stockholder's equity, if the entity does not intend to sell the security and it is more than likely than not that the entity will not have to sell the security before recovery of its cost basis. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP will not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"), which provides guidance for determining fair value under SFAS No. 157 in inactive or disorderly markets. This FSP is effective for interim periods and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 157-4 will not have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP FAS 157-3"). This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on our consolidated financial position, cash flows or results of operations.


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

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

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed under SFAS No. 141 until June 30, 2009. In April 2009, the FASB issued FSP FAS 141R-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" ("FSP FAS 141R-1"), which amends and clarifies the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. We expect SFAS No. 141R and FSP FAS 141R-1 will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. We are still assessing the impact of this standard on our future consolidated financial statements.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

4. COMMITMENTS AND CONTINGENCIES

Litigation

On February 4, 2004, we were served with a Summons and a Shareholder's Class Action and Derivative Complaint in the Court of Chancery of the State of Delaware (the "Court of Chancery") alleging that members of our board of directors in 2002 breached their fiduciary duty of loyalty in connection with the sale of certain of our offices. On February 15, 2008, a written Settlement Agreement was executed settling the lawsuit, subject to approval by the Court of Chancery. At a hearing on September 22, 2008, the Court of Chancery approved the Settlement Agreement and reserved decision on setting an award of attorney's fees and expenses for plaintiff's counsel. On October 31, 2008, Master in Chancery Sam Glasscock III issued a Master's Final Report awarding the plaintiff's attorney's fees in the amount of $1.2 million together with out-of-pocket costs in the amount of $0.1 million. We filed an exception contesting the Master's Final Report with the Court of Chancery, which was denied. The award of attorneys fees and out-of-pocket costs was then paid by our Executive Liability and Organization Reimbursement Policy with National Union Fire Insurance Company of Pittsburgh, PA, ending the lawsuit.


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

The Company and PCS are defendants and respondents in lawsuits and Financial Industry Regulatory Authority ("FINRA") arbitrations in the ordinary course of business. PCS has errors and omissions insurance coverage that will cover a portion of such matters. In addition, under the PCS registered representatives contract, each registered representative is responsible for covering awards, settlements and costs in connection with these claims. While we will vigorously defend these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position. At March 31, 2009 we accrued $0.3 million for potential settlements, judgments and awards.

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

Each subscription right entitled an eligible shareholder to purchase up to four shares of common stock, subject to adjustment, at a subscription price of $0.10 per share. This is the same price at which we sold 80.0 million shares of common stock in two private placements (the "Investment Purchase Closing" and the "Private Placement Closing" each of which closed on August 20, 2007). Shareholders who exercised their basic subscription rights in full could over-subscribe for additional shares to the extent additional shares were available. The Public Stock Offering expired on June 20, 2008. A total of 3.9 million shares of common stock were issued pursuant to the Public Stock Offering.


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

On October 31, 2008, we commenced a private offering of our securities pursuant to SEC Regulation D (the "Offering"). The securities offered for sale in the Offering were: $1.5 million of notes with interest at 10.0% due on July 1, 2010 (the "Notes") and $0.4 million, or 4.0 million shares of our $0.01 par value common stock with a price of $0.10 per share (the "Shares"). Through May 6, 2009, $1.2 million of Notes and $0.1 million, or 1.0 million shares, of our common stock were issued by us pursuant to the Offering.

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

The following table sets forth the liabilities we have elected to fair value under SFAS No. 157 as of March 31, 2009:

                           Fair Value Measurements at March 31, 2009
(in thousands)               Using Significant Unobservable Inputs
Description                                  (Level 3)
--------------------------------------------------------------------
Accounts Payable:
       Beginning Balance                      $ 2,637
               Allowance                          (93)
                                              -------
          Ending Balance                      $ 2,544
                                              =======

We have significant legacy accounts payable balances that are at least four years old and that we believe will never require a financial payment for a variety of reasons. Accordingly, under SFAS No. 157, we have established an estimate of $0.15 on the dollar on these legacy balances that we would potentially pay out against these balances based on our historical pay out on these legacy balances. The income recorded during the nine months ended March 31, 2009 and March 31, 2008 was $23.4 thousand and $0.4 million, respectively, and is recorded in other income, net on our Consolidated Statements of Operations.


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

7. GOODWILL AND OTHER INTANGIBLE ASSETS

A reconciliation of the change in the carrying value of goodwill for the nine month period ended March 31, 2009 is as follows (in thousands):

Balance at June 30, 2008                      $3,954
Adjustment to purchase accounting (1)             12
Fiscal year 2009 acquisitions (see Note 8)        24
                                              ------
Balance at March 31, 2009                     $3,990
                                              ======

(1) During fiscal 2008, we purchased four tax preparation and accounting practices. Initial purchase prices are adjusted based on contingency payments made subsequent to the original purchase date.

Other intangible assets subject to amortization are comprised of the following at March 31, 2009 (in thousands):

Customer Lists                                   $  6,402
Broker-Dealer Registration                            100
Non-Compete Contracts                                 724
House Accounts                                        600
Administrative Infrastructure                         500
Independent Contractor Agreements                   3,100
                                                 --------
  Intangible Costs at Cost                         11,426
Less: Accumulated Amortization and Impairment      (6,724)
                                                 --------
Intangible Assets, Net                           $  4,702
                                                 ========

Amortization expense for each of the three month periods ended March 31, 2009 and March 31, 2008 was $0.2 million. Amortization expense for the nine months ended March 31, 2009 and March 31, 2008 was $0.5 million and $0.4 million, respectively.

8. ACQUISITIONS

In January and February 2009, we entered into asset purchase agreements to purchase two tax preparation, accounting and financial planning businesses. In each case, the purchase price is equal to a percentage of gross revenue generated from the preparation of tax returns, accounting services and financial planning revenues from clients generated during a one to four-year period. Commencing on March 31, 2009 and each 90-day period thereafter, we will pay the seller an installment payment based on a percentage of gross revenues generated during a one to four-year period after the closing date less all prior payments received. Payments made as of March 31, 2009 totaled $0.1 million in the aggregate. In accordance with SFAS No. 141 "Business Combinations" no liability will be recorded until the contingency is determinable beyond a reasonable doubt. Based on an estimate of these future revenues, we expect we will have a contingent liability of $0.7 million, subject to change based on actual future revenues earned.


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

9. DEBT

On March 31, 2009, our outstanding principal balance of $0.1 million with Wachovia Bank, National Association ("Wachovia") was paid in full.

The securities offered for sale in the Offering on October 31, 2008 (see Note 5) are: $1.5 million of Notes and $0.4 million, or 4.0 million Shares. Through May 6, 2009, $1.2 million of Notes and $0.1 million, or 1.0 million Shares were issued by us pursuant to the Offering.

10. STOCK BASED COMPENSATION

We account for stock-based compensation in accordance with SFAS No. 123-R, "Share-Based Payment" ("SFAS No. 123-R") using a modified prospective application, as permitted under SFAS No. 123-R. Under this application, we are required to record compensation expense using a fair-value-based measurement method for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Pursuant to the provisions of SFAS No. 123-R, we have adopted the policy to recognize compensation expense on a straight-line attribution method.

Changes in our stock option activity during the nine months ended March 31, 2009 were as follows:

                                                               Weighted
                                                               Average
                                             Shares         Exercise Price
                                         ---------------------------------
      Outstanding, June 30, 2008                 80,000     $         1.04
           Granted                            2,235,500               0.17
           Exercised                                 --                 --
           Expired                              (70,000)              0.33
           Canceled                                  --                 --
                                         ---------------------------------
      Outstanding, March 31, 2009             2,245,500     $         0.20

      Exercisable, March 31, 2009                10,000     $         6.00

The range of exercise prices for the outstanding options at March 31, 2009 is between $0.10 and $6.00.

On October 3, 2008, pursuant to the Company's 2007 Stock Incentive Plan (the "2007 Plan"), we granted to the independent members of our Board of Directors and James Ciocia, Chairman of the Board, 50,000 common stock options each with an exercise price of $0.10 and a five-year term which vest as to 20.0% of the shares annually commencing one year after the date of grant and which have a Black-Scholes value at the time of grant determined based on the closing price of our common stock on the date of grant. Additionally, on October 10, 2008, we issued to these same board members 50,000 shares each of restricted common stock.

On February 20, 2009, pursuant to the 2007 Plan, we granted to certain of our employees 1.9 million common stock options with an exercise price of $0.18 and a five-year term which vest as to 20.0% of the shares annually commencing one year after the date of grant and which have a Black-Scholes value at the time of grant determined based on the closing price of our common stock on the date of grant.


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

11. ACCRUED EXPENSES

Accrued expenses consist of the following:
(in thousands)                                             March 31,    June 30,
                                                             2009         2008
                                                            -------------------

Accrued compensation                                        $  533       $  237
Accrued bonus                                                   --           96
Accrued related party compensation and bonus                   101          196
Accrued vacation                                               111          128
Accrued settlement fees                                        116          122
Accrued audit fees & tax fees                                  178          160
Accrued interest                                                32           18
Accrued other                                                  460          558
Accrued acquisitions short term                                 80          242
                                                            -------------------
    Total Accrued Expenses                                  $1,611       $1,757
                                                            ===================

12. RELATED PARTY TRANSACTIONS

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

As of September 1, 2008, we entered into a new $0.5 million promissory note with the Trust (the "New Trust Note"). The New Trust Note was amended on January 30, 2009. The New Trust Note provides for 10.0% interest to be paid in arrears through the end of the previous month on the 15th day of each month commencing on October 15, 2008. The principal of the New Trust Note was to be paid to the Trust as follows: $117.5 thousand on March 31, 2009, April 30, 2009, May 31, 2009, and June 30, 2009. As of May 8, 2009, the New Trust Note was amended to extend the full principal payment of $0.5 million to June 30, 2009. We gave the Trust a collateral security interest in all of our assets, including the stock of PCS, subordinate only to the outstanding security interest of Wachovia Bank. We agreed that the only debt principal that we are permitted to pay until the New Trust Note is paid in full is: the Wachovia debt which was paid in full on March 31, 2009, the scheduled principal payments on certain executive notes with de minimis balances and the scheduled principal payments to Prime Partners for a $0.3 million Promissory Note dated December 26, 2007. No payments of loan principal can be paid to any other existing or future lenders, including to Prime Partners on the New Prime Partners Note. Prime Partners and Ted Finkelstein guaranteed the New Trust Note. The guarantee of Prime Partners is secured by a collateral assignment of the promissory note dated January 23, 2004 between Daniel R. Levy and the Company in the original amount of $0.9 million which was assigned to Prime Partners, Inc. on June 26, 2006.


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

On October 30, 2008, Michael Ryan, our President and a Director, and Carole Enisman, our Executive Vice President of Operations, each purchased 250,000 Shares of our common stock at $0.10 per Share pursuant to the Offering in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D. See Note 5.

On November 28, 2008, we issued a promissory note in the amount of $50.0 thousand to Ted Finkelstein, our Vice President and General Counsel. The note provides for 10.0% interest to be paid monthly with the principal balance to be paid on or before June 30, 2009.

On December 3, 2008, three trusts, of which James Ciocia, our Chairman of the Board of Directors, is a trustee, purchased an aggregate of $0.3 million of the Notes issued pursuant to the Offering in reliance upon the exemption from registration in Rule 506 of Regulation D. See Note 5.

On January 27, 2009, Carole Enisman, our Executive Vice President of Operations, purchased a $0.2 million Note pursuant to the Offering. See Note 5.

At March 31, 2009, the aggregate amount we owed to related parties was $1.5 million.


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

Overview

We provide federal, state and local income tax return preparation for individuals predominantly in middle and upper income brackets and accounting services to small and midsize companies and financial planning services, including securities brokerage, investment management services, insurance and financing services. Clients often consider other aspects of their financial needs such as investments, insurance, pension and estate planning, while having their tax returns prepared by us. We believe that our tax return preparation and accounting services are inextricably intertwined with our financial planning activities. The two channels leverage off each other, improving economies of scale and client retention. The financial planners who provide such services are our employees or independent contractors and are registered representatives of Prime Capital Services, Inc. ("PCS"), a wholly owned subsidiary. PCS conducts a securities brokerage business providing regulatory oversight and products and sales support to its registered representatives, who sell investment products and provide services to their clients. PCS earns a share of commissions from the services that the financial planners provide to their clients in transactions for securities, insurance and related products. PCS is a registered securities broker-dealer with the Securities and Exchange Commission ("SEC") and a member of the Financial Industry Regulatory Authority ("FINRA"). We also have a wholly owned subsidiary, Asset & Financial Planning, Ltd. ("AFP"), which is registered with the SEC as an investment advisor. Almost all of our financial planners are also authorized agents of insurance underwriters. We have the capability of processing insurance business through PCS and Prime Financial Services, Inc. ("PFS"), a wholly owned subsidiary, which are licensed insurance brokers, as well as through other licensed insurance brokers. We are a licensed mortgage broker in the States of New York and Pennsylvania. GC Capital Corporation, a wholly owned subsidiary of the Company, is a licensed mortgage broker in the State of Florida. PCS also earns revenues from its strategic marketing relationships with certain product sponsors ("PCS Marketing") which enables PCS to efficiently utilize its training, marketing and sales support resources.

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


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

We also provide financial planning services through approximately 48 independently owned and operated offices in 12 states. We benefit from economies of scale associated with the aggregate production of both Company offices and independently owned offices. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K can be obtained, free of charge, on our web site at www.gtax.com.

For the three months ended March 31, 2009, approximately 35.0% of our revenues were earned from tax preparation and accounting services and approximately 65.0% were earned from all financial planning and related services, of which approximately 71.0% were earned from brokerage commissions, 23.0% from asset management, 3.0% from insurance, 2.0% from lending services and 1.0% from PCS Marketing.

The tax preparation business is a highly seasonal business. The first and second quarters of our fiscal year are typically our weakest quarters and the third quarter of our fiscal year is typically our strongest.

During the three months ended March 31, 2009, we had net income of $0.4 million compared to net income of $0.3 million during the three months ended March 31, 2008. Although financial planning revenues were lower by $2.7 million versus the same period last year, corresponding commission expense was also lower by $2.2 million as a result. Furthermore, to help mitigate the impact of lower financial planning revenues, we have been able to reduce most of our other operating costs by $0.7 million. We have also seen favorable increases in tax preparation and accounting services revenue year over year due to an increase in average client fees and due to two acquisitions that were made during the three months ended March 31, 2009.

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

We believe that the significant turmoil in the financial markets that began in 2008 and which is continuing and the related erosion of investor confidence will continue to negatively impact our operating results for the remainder of fiscal 2009 and into fiscal 2010. To help mitigate the negative impact on our operating results, we implemented cost cutting strategies in the fourth quarter of our fiscal year ending June 30, 2008, including staff reductions. During the first nine months of 2009, we continued to keep a tight control on operating expenses. We remain committed, however, to investing in the continuing development of our network of financial representatives and to acquiring additional tax preparation and accounting firms to increase our client base and accounting business as part of our long-term strategy for growing our revenues and earnings.

Managed Assets

As indicated in the following table, as of March 31, 2009, assets under AFP management decreased 2.7%, or $12.6 million, to $449.2 million, from $461.8 million as of December 31, 2008. This decrease is mostly attributable to market declines. As of March 31, 2009, total Company securities under custody were $3.1 billion, down 3.1%, or $98.4 million from December 31, 2008.


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

The following table presents the market values of assets under AFP management:

(in thousands)                                                      Total Assets
                                                                        Under
Market Value as of               Annuities          Brokerage        Management
------------------              ------------------------------------------------

 3/31/2009                      $  229,940         $  219,233        $  449,173
12/31/2008                      $  269,566         $  192,235        $  461,801
 9/30/2008                      $  331,492         $  228,581        $  560,073
 6/30/2008                      $  330,503         $  265,850        $  596,353

The following table presents the market values of total Company securities under custody. The numbers do not include fixed annuities. In the current market environment we are seeing an increase in fixed annuity transactions.

(in thousands)                 Total Company
                             Securities Under
Market Value as of                Custody
------------------           ----------------

 3/31/2009                      $3,067,632
12/31/2008                      $3,166,001
 9/30/2008                      $3,796,835
 6/30/2008                      $4,231,803


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

Revenue

The following table presents revenue by product line and brokerage revenue by product type:

                                                         For the Three Months Ended March 31,
                                            --------------------------------------------------------------
                                                                                  % of Total    % of Total
(in thousands)                                                         % Change     Revenue       Revenue
Consolidated Revenue Detail                    2009         2008      2009-2008       2009          2008
                                            --------------------------------------------------------------
Revenue by Product Line
Brokerage Commissions Revenue               $   5,196    $   7,040        -26.2%        46.0%         50.9%
Insurance Commissions Revenue                     221          276        -19.9%         1.9%          2.0%
Advisory Fees                                   1,691        2,547        -33.6%        15.0%         18.4%
Tax Preparation and Accounting Fees             3,983        3,776          5.5%        35.2%         27.3%
Lending Services                                  109           30        263.3%         1.0%          0.2%
Marketing Revenue                                 104          168        -38.1%         0.9%          1.2%
                                            --------------------------------------------------------------
    Total Revenue                           $  11,304    $  13,837        -18.3%       100.0%        100.0%
                                            ==============================================================

Brokerage Commissions Revenue
    by Product Type
Mutual Funds                                $     667    $   1,066        -37.4%         5.9%          7.7%
Equities, Bonds & Unit Investment Trusts          249          207         20.3%         2.2%          1.5%
Annuities                                       2,408        3,350        -28.1%        21.3%         24.2%
Trails                                          1,359        2,088        -34.9%        12.0%         15.1%
All Other Products                                513          329         55.9%         4.6%          2.4%
                                            --------------------------------------------------------------
    Brokerage Commissions Revenue           $   5,196    $   7,040        -26.2%        46.0%         50.9%
                                            ==============================================================

The following table sets forth a breakdown of our consolidated financial planning revenue by company-owned offices and independent offices for the three months ended March 31, 2009 and 2008:

                                 For Three Months Ended March 31,
                         -------------------------------------------------
                                        % of                       % of
(in thousands)              2009        Total          2008        Total
--------------------------------------------------------------------------
Company-Owned Offices    $   3,596         49.1%    $   4,183         41.6%
Independent Offices          3,725         50.9%        5,878         58.4%
                         ---------                  ---------
            Total        $   7,321                  $  10,061
                         =========                  =========

Our total revenues for the three months ended March 31, 2009 were $11.3 million compared to $13.8 million for the three months ended March 31, 2008, a decrease of $2.5 million or 18.3%. Our total revenues for the three months ended March 31, 2009 consisted of $7.3 million for financial planning services and $4.0 million for tax preparation and accounting services. Financial planning services represented approximately 65.0% and tax preparation and accounting services represented approximately 35.0% of our total revenues during the three months ended March 31, 2009. Our total revenues for the three months ended March 31, 2008 consisted of $10.0 million for financial planning services and $3.8 million for tax preparation and accounting services. Financial planning services represented approximately 73.0% and tax preparation fees and accounting services represented approximately 27.0% of our total revenues during the three months ended March 31, 2008.


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

For the three months ended March 31, 2009, financial planning revenue was $7.3 million compared to $10.0 million for the same period last year. This decrease in financial planning revenue occurred mostly on the independent channel as a result of continued market declines during the three months ended March 31, 2009. For the first time since the three months ended December 31, 2006, we have realized a quarter over quarter decline in our recurring revenue (trails and advisory fees) as a percentage of total financial planning revenue. For the three months ended March 31, 2009, revenues from trails and advisory fees decreased to $3.1 million, down $1.5 million from $4.6 million for the three months ended March 31, 2008, representing a 34.2% decrease in recurring revenue. The decrease in recurring revenues is mostly attributable to lower assets under management and securities under custody at December 31, 2008, at which time fees are determined and revenue is recognized during the three months ended March 31, 2009, compared with the same period last year. Most of the reduction of assets under management and securities under custody is attributable to market declines realized during the three months ended December 31, 2008. Although our assets under management and securities under custody are lower at March 31, 2009, we are committed to our strategy of growing our recurring revenues in an effort to mitigate any negative impact a volatile market may have on our other revenue streams.

Tax preparation and accounting services revenue was $4.0 million for the three months ended March 31, 2009 compared to $3.8 million for the same period last year. The majority of this increase in tax preparation and accounting services revenue is attributable to the additional revenue generated from the two tax preparation and accounting businesses acquired in the third quarter of fiscal 2009 and increases in average client fees, offset in part by net client attrition.

Expenses

Our total operating expenses for the three months ended March 31, 2009 were $10.9 million, down $2.8 million or 20.7%, compared to $13.7 million for the three months ended March 31, 2008. This decrease is primarily due to decreased commission expense resulting from the revenue declines, decreased salaries and benefits, decreased advertising expenses and decreased general and administrative expenses as we continue our efforts to control and reduce expenses. These savings were offset slightly by increased rent as we incur higher lease costs as a result of relocating a number of existing offices to more prominent office locations.

Commission expense was $5.1 million for the three months ended March 31, 2009, compared with $7.3 million for the same period last year. Commission expense decreased $2.2 million due to the declines in revenue, as well as due to the mix of financial planning revenue generated on the employee channel compared with the independent channel. Financial planning commission expense as a percentage of financial planning revenue was approximately 61.0% and 67.0% for the three months ended March 31, 2009 and March 31, 2008, respectively. This decrease as a percentage of revenue is attributable to financial planning revenue generated through our employee channel representing 49.1% of the total financial planning revenue where commission pay out rates are lower than on the independent channel compared with the same period last year when our employee channel generated 41.6% of the total financial planning revenue.

Salaries, which consist primarily of salaries, related payroll taxes and employee benefit costs, decreased by $0.3 million, or 9.4% for the three months ended March 31, 2009 compared with the same period last year. This decrease is mostly attributable to our efforts in March 2008 to reduce overhead costs to help mitigate the impact of the downturn in the market which negatively affects our revenues. Such cost reductions included the restructuring of departments, eliminating open positions and layoffs.


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

General and administrative expenses decreased $0.2 million or 11.2% in the three months ended March 31, 2009 compared with the same period last year. This decrease is primarily attributable to cost savings of $0.1 million in professional expenses resulting from our effort to control expenses by processing more customer claims in-house as well as an overall reduced number of claims versus the same period last year. The remaining $0.1 million reduction in expenses resulted mostly from our continued efforts to control our operating expenses.

Advertising expense decreased by $0.3 million, or 31.3%, for the three months ended March 31, 2009 compared with the same period last year. This decrease is primarily attributable to our efforts to find more cost effective advertising channels to grow brand awareness.

Brokerage fees and licenses decreased $46.7 thousand for the three months ended March 31, 2009 compared with the same period last year. This decrease is mostly due to the decline in market values of accounts under management with third party money managers in AFP.

Rent was 13.0% higher for the three months ended March 31, 2009 compared with the same period last year. This is mostly the result of acquiring one stand alone tax preparation, accounting and financial planning business and opening a new location during fiscal 2009, along with higher lease costs as a result of relocating a number of existing offices to more prominent office locations, offset in part by the closing of two locations during fiscal 2009.

Depreciation and amortization expense was relatively unchanged for the three months ended March 31, 2009 compared with the same period last year due to a decline in depreciation expense, as certain assets became fully depreciated, offset with higher amortization expense as a result of our four acquisitions made during the fiscal year ended June 30, 2008.

Our income from operations before other income and expense increased $0.3 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The increase in income from operations was primarily attributable to increased tax preparation and accounting services revenue and lower operating expenses. Financial planning revenues was also lower due to market conditions and representative attrition, but was mostly offset by corresponding declines in commission expense.

Total other income/(expense) for the three months ended March 31, 2009 was an expense of $39.0 thousand compared to income of $0.1 million for the three months ended March 31, 2008. This decrease in other income/(expense) was primarily due to a reduction in income related to the fair value measurement of our accounts payable.

Our net income for the three months ended March 31, 2009 was $0.4 million, or $0.00 per basic and diluted share, compared with net income of $0.3 million, or $0.00 per basic and diluted share for the three months ended March 31, 2008. The increase in net income was primarily attributable to increased tax preparation and accounting services revenue, decreased commission expense due to declines in financial planning revenues, and lower operating expenses. Financial planning revenue was down mostly due to declines in market conditions and representative attrition.


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 2009 COMPARED TO NINE MONTHS ENDED MARCH 31, 2008

Revenue

The following table presents revenue by product line and brokerage revenue by product type:

                                                         For the Nine Months Ended March 31,
                                            --------------------------------------------------------------
                                                                                  % of Total    % of Total
(in thousands)                                                         % Change     Revenue       Revenue
Consolidated Revenue Detail                    2009         2008      2009-2008       2009          2008
                                            --------------------------------------------------------------
Revenue by Product Line
Brokerage Commissions Revenue               $  18,173    $  24,168        -24.8%        58.9%         62.8%
Insurance Commissions Revenue                     914        1,120        -18.4%         3.0%          2.9%
Advisory Fees                                   6,018        7,711        -22.0%        19.5%         20.1%
Tax Preparation and Accounting Fees             5,209        4,631         12.5%        16.9%         12.0%
Lending Services                                  254          198         28.3%         0.8%          0.5%
Marketing Revenue                                 265          646        -59.0%         0.9%          1.7%
                                            --------------------------------------------------------------
    Total Revenue                           $  30,833    $  38,474        -19.9%       100.0%        100.0%
                                            ==============================================================

Brokerage Commissions Revenue
    by Product Type
Mutual Funds                                $   2,298    $   3,323        -30.8%         7.4%          8.6%
Equities, Bonds & Unit Investment Trusts          760          865        -12.1%         2.5%          2.3%
Annuities                                       8,829       12,774        -30.9%        28.6%         33.2%
Trails                                          4,893        6,276        -22.0%        15.9%         16.3%
All Other Products                              1,393          930         49.8%         4.5%          2.4%
                                            --------------------------------------------------------------
    Brokerage Commissions Revenue           $  18,173    $  24,168        -24.8%        58.9%         62.8%
                                            ==============================================================

The following table sets forth a breakdown of our consolidated financial planning revenue by company-owned offices and independent offices for the nine months ended March 31, 2009 and 2008:

                                  For Nine Months Ended March 31,
                         -------------------------------------------------
                                        % of                       % of
(in thousands)              2009        Total          2008        Total
--------------------------------------------------------------------------
Company-Owned Offices    $  12,658         49.4%    $  15,076         44.5%
Independent Offices         12,966         50.6%       18,767         55.5%
                         ---------                  ---------
            Total        $  25,624                  $  33,843
                         =========                  =========

Our total revenues for the nine months ended March 31, 2009 were $30.8 million compared to $38.5 million for the nine months ended March 31, 2008, a decrease of $7.6 million or 19.9%. Our total revenues for the nine months ended March 31, 2009 consisted of $25.6 million for financial planning services and $5.2 million for tax preparation and accounting services. Financial planning services represented approximately 83.0% and tax preparation and accounting services represented approximately 17.0% of our total revenues during the nine months ended March 31, 2009. Our total revenues for the nine months ended March 31, 2008 consisted of $33.8 million for financial planning services and $4.6 million for tax preparation and accounting services. Financial planning services represented approximately 88.0% and tax preparation fees and accounting services represented approximately 12.0% of our total revenues during the nine months ended March 31, 2008.


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

For the nine months ended March 31, 2009, financial planning revenue was $25.6 million compared to $33.8 million for the same period last year. This decrease in financial planning revenue is mostly the result of financial planner attrition mostly on our independent channel and decreased production mostly on the independent channel resulting from market declines during the nine months ended March 31, 2009. In addition, we had a decrease of $0.3 million in PCS Marketing revenue due to the timing of our annual awards conference which was held in May 2008, whereas the prior year's annual awards conference was held in July 2007. This decrease in PCS Marketing revenue of $0.3 million was offset by a savings in general and administrative expense of $0.4 million as we recognize the marketing event revenues at the commencement of the event.

Tax preparation and accounting services revenue was $5.2 million for the nine months ended March 31, 2009 compared to $4.6 million for the same period last year. The majority of this increase in tax preparation and accounting services revenue is attributable to the additional revenue generated from four tax preparation and accounting businesses that we acquired in the second and third quarters of our prior fiscal year, the two tax preparation and accounting businesses that we acquired in the third quarter of fiscal 2009 and from an increase in average client fees, offset in part by net client attrition.

For the nine months ended March 31, 2009, revenues from trails and advisory fees decreased to $10.9 million, down $3.1 million from $14.0 million for the nine months ended March 31, 2008, representing a 22.0% decrease in recurring revenue (trails and advisory fees). The decrease in recurring revenues is mostly attributable to lower assets under management and securities under custody at June 30, 2008, September 30, 2008, and December 31, 2008 at which time fees are determined and revenue is recognized during the nine months ended March 31, 2009, compared with the same period last year. Most of the reduction of assets under management and securities under custody is attributable to market declines realized during the nine months ended December 31, 2008.

Expenses

Our total operating expenses for the nine months ended March 31, 2009 were $31.8 million, down $7.4 million or 18.8%, compared to $39.2 million for the nine months ended March 31, 2008. This decrease is primarily due to decreased commission expense resulting from the revenue declines, decreased salaries and benefits, decreased general and administrative expenses as we moved our annual awards conference into May of our prior fiscal year, as well as our efforts to continue to control expenses. These savings were offset slightly by increased brokerage fees and licenses, rent as we incur higher lease costs as a result of relocating a number of existing offices to more prominent office locations, and increased depreciation and amortization related to the intangible assets acquired through acquisitions during our fiscal year ended June 30, 2008.

Commission expense was $16.6 million for the nine months ended March 31, 2009, compared with $22.5 million for the same period last year. Commission expense decreased $5.9 million due to the declines in revenue, as well as due to the mix of financial planning revenue generated on the employee channel compared with the independent channel. Financial planning commission expense as a percentage of financial planning revenue was approximately 62.0% and 65.0% for the nine months ended March 31, 2009 and March 31, 2008, respectively. This decrease as a percentage of revenue is attributable to financial planning revenue generated through our employee channel representing 49.4% of the total financial planning revenue where commission pay out rates are lower than on the independent channel compared with the same period last year when our employee channel generated 44.5% of the total financial planning revenue.


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Salaries, which consist primarily of salaries, related payroll taxes and employee benefit costs, decreased by $0.5 million, or 7.6% in the nine months ended March 31, 2009 compared with the same period last year. This decrease is mostly attributable to our efforts in March 2008 to reduce overhead costs to help mitigate the impact of the downturn in the market which negatively affects our revenues. Such cost reductions included the restructuring of departments, eliminating open positions and layoffs.

General and administrative expenses decreased $0.9 million or 21.1% in the nine months ended March 31, 2009 compared with the same period last year. This decrease is primarily attributable to the timing of our annual awards conference which was held in May 2008 whereas the prior year's annual awards conference was held in July 2007. This cost savings of $0.4 million has an offsetting revenue decline in PCS Marketing revenues of $0.3 million as we recognize the marketing event revenues at the commencement of the event. Additional cost savings of $0.3 million in legal and professional expenses and claim settlements resulted from our effort to control expenses by processing more customer claims in-house as well as a reduced number of claims versus the same period last year. The remaining $0.2 million reduction in expenses resulted mostly from our continued efforts to control operating expenses.

Advertising expense decreased by $0.3 million for the nine months ended March 31, 2009 compared with the same period last year. This decrease is primarily attributable to our efforts to find more cost effective advertising channels to grow brand awareness.

Brokerage fees and licenses increased $0.1 million for the nine months ended March 31, 2009 compared with the same period last year. This increase is due to more trades going through brokerage accounts versus direct applications, partially offset by lower fees due to the decline in market values for accounts under management with third party money managers in AFP.

Rent was 4.2% higher for the nine months ended March 31, 2009 compared with the same period last year. This is mostly the result of acquiring one stand alone tax preparation, accounting and financial planning business and opening a new location during fiscal 2009, along with higher lease costs as a result of relocating a number of existing offices to more prominent office locations, offset in part by the closing of two locations during fiscal 2009.

Depreciation and amortization expense was 8.3% higher for the nine months ended March 31, 2009 compared with the same period last year. This is mostly attributable to increased amortization expense related to the intangible assets acquired through acquisitions during our fiscal year ended June 30, 2008.

Our loss from operations before other income and expense increased $0.2 million for the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008. This increase in loss was primarily attributable to decreased financial planning revenue due to declines in market conditions and representative attrition, partially offset by increased tax preparation and accounting services revenue, decreased commission expense due to declines in financial planning revenues and by our efforts to control operating expenses.


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Total other income/(expense) for the nine months ended March 31, 2009 was an expense of $0.2 million compared to income of $4.7 million for the nine months ended March 31, 2008. This decrease in other income/(expense) was primarily due to the extinguishment of debt owed to Met Life and the conversion of a portion of related party debt to the Company's common stock resulting from the sale of
80.0 million shares of common stock in two private placements (the "Investment Purchase Closing" and "Private Placement Closing") each of which closed on August 20, 2007.

Our net loss for the nine months ended March 31, 2009 was $1.2 million, or $(0.01) per basic and diluted share, compared with net income of $3.9 million, or $0.05 per basic and diluted share for the nine months ended March 31, 2008. This decline was primarily attributable to decreased financial planning revenue due to declines in market conditions and representative attrition, and reduced one-time other income realized in fiscal 2007 related to the extinguishment of Company debt owed to Met Life and related parties, partially offset by increased tax preparation and accounting services revenue, decreased commission expense due to declines in financial planning revenues and by controlling expenses. Weighted average shares outstanding increased by 19.8 million shares compared to the prior period, mainly due to the sale of 80.0 million shares of common stock in the Investment Purchase Closing and the Private Placement Closing on August 20, 2007.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended March 31, 2009, we realized a net loss of $1.2 million and at March 31, 2009 we had a working capital deficit of $2.7 million. At March 31, 2009 we had $0.9 million of cash and cash equivalents and $2.9 million of trade account receivables, net, to fund short-term working capital requirements. PCS is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires that PCS maintain minimum regulatory net capital of $100,000 and, in addition, that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to one. At March 31, 2009 we were in compliance with this regulation.

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

On October 31, 2008, we commenced a private offering of our securities pursuant to SEC Regulation D (the "Offering"). The securities offered for sale in the Offering were: $1.5 million of notes with interest at 10.0% due on July 1, 2010 (the "Notes") and $0.4 million, or 4.0 million shares of our $0.01 par value common stock with a price of $0.10 per share (the "Shares"). Through May 6, 2009, $1.2 million of Notes and $0.1 million, or 1.0 million shares, of our common stock were issued by us pursuant to the Offering.

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

As of September 1, 2008, we entered into a new $0.5 million promissory note with the Trust (the "New Trust Note"). The New Trust Note was amended on January 30, 2009. The New Trust Note provides for 10.0% interest to be paid in arrears through the end of the previous month on the 15th day of each month commencing on October 15, 2008. The principal of the New Trust Note was to be paid to the Trust as follows: $117.5 thousand on March 31, 2009, April 30, 2009, May 31, 2009, and June 30, 2009. As of May 8, 2009, the New Trust Note was amended to extend the full principal payment of $0.5 million to June 30, 2009. We gave the Trust a collateral security interest in all of our assets, including the stock of PCS, subordinate only to the outstanding security interest of Wachovia Bank. We agreed that the only debt principal that we are permitted to pay until the New Trust Note is paid in full is: the Wachovia debt which was paid in full on March 31, 2009, the scheduled principal payments on certain executive notes with de minimis balances and the scheduled principal payments to Prime Partners for a $0.3 million Promissory Note dated December 26, 2007. No payments of loan principal can be paid to any other existing or future lenders, including to Prime Partners on the New Prime Partners Note. Prime Partners and Ted Finkelstein guaranteed the New Trust Note. The guarantee of Prime Partners is secured by a collateral assignment of the promissory note dated January 23, 2004 between Daniel R. Levy and the Company in the original amount of $0.9 million which was assigned to Prime Partners, Inc. on June 26, 2006.

Our ability to satisfy our obligations depends on our future performance, which will be subject to prevailing economic, financial, and business conditions. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities and cash on hand at March 31, 2009 or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by the Offering and by pursuing financing by third parties. As a result of concern about the stability of the markets, generally many traditional lenders have reduced and, in some cases, ceased to provide funding. We continue to actively pursue non-traditional financing. However, there can be no assurance that we will be successful in raising this type of capital. We are working to minimize the impact the current economic conditions have on our revenues by aggressively recruiting and retaining sophisticated representatives who can offer diversified products that continue to meet the needs of their clients despite changing market conditions. Furthermore, we also work to control our operating expenses.


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

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

Our net cash used in operating activities was $7.0 thousand for the nine months ended March 31, 2009, compared with net cash used in operating activities of $1.4 million for the nine months ended March 31, 2008. The decrease in net cash used in operating activities was primarily attributable to paying down a large portion of accounts payable in the nine months ended March 31, 2008 due to the cash provided by the 2007 Investors.

Net cash used in investing activities was $1.0 million for the nine months ended March 31, 2009 compared with net cash used in investing activities of $0.7 million for the nine months ended March 31, 2008. This increase in cash used in investing activities was attributable to advances made to registered representatives offset in part by cash collected for prior year's office sales.

Net cash provided by financing activities was $0.5 million for the nine months ended March 31, 2009 compared with net cash provided by financing activities of $1.7 million for the nine months ended March 31, 2008. This decrease in cash provided by financing activities was due primarily to proceeds from the Investment Purchasers Closing and Private Placement Closing on August 20, 2007, partially offset by the proceeds of the Offering during fiscal year 2009.

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


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. We adopted SFAS No. 157 effective September 30, 2007 and have recorded a $0.1 million allowance against our accounts payable balance as of March 31, 2009 representing our fair value assessment of that account.

In April 2009, the FASB issued FASB Staff Position ("FSP") FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1"), which requires disclosure of the fair value of financial instruments and significant assumptions used to estimate the fair value of financial instruments in interim and annual financial statements. Previously the disclosure was required only in annual financial statements. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have adopted FSP FAS 107-1 effective March 31, 2009.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP FAS 115-2 and FAS 124-2"), which makes existing other-than-temporary impairment guidance pertaining to debt securities more operational, improves the presentation of other-than-temporary impairments in the financial statements and requires that the annual disclosures in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" be made for interim periods. This FSP requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and any remaining portion in the other comprehensive income category of stockholder's equity, if the entity does not intend to sell the security and it is more than likely than not that the entity will not have to sell the security before recovery of its cost basis. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP will not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"), which provides guidance for determining fair value under SFAS No. 157 in inactive or disorderly markets. This FSP is effective for interim periods and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 157-4 will not have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP FAS 157-3"). This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on our consolidated financial position, cash flows or results of operations.


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

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

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed under SFAS No. 141 until June 30, 2009. In April 2009, the FASB issued FSP FAS 141R-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" ("FSP FAS 141R-1"), which amends and clarifies the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. We expect SFAS No. 141R and FSP FAS 141R-1 will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. We are still assessing the impact of this standard on our future consolidated financial statements.

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


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Chief Accounting Officer, of our disclosure controls and procedures as defined in Exchange Act Rule 13(a)-15(e). In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of March 31, 2009, our Chief Executive Officer and Principal Financial and Chief Accounting Officer conclude that our disclosure controls and procedures are effective.

Changes in Internal Controls

During the three months ended March 31, 2009, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 4, 2004, we were served with a Summons and a Shareholder's Class Action and Derivative Complaint in the Court of Chancery of the State of Delaware (the "Court of Chancery") alleging that members of our board of directors in 2002 breached their fiduciary duty of loyalty in connection with the sale of certain of our offices. On February 15, 2008, a written Settlement Agreement was executed settling the lawsuit, subject to approval by the Court of Chancery. At a hearing on September 22, 2008, the Court of Chancery approved the Settlement Agreement and reserved decision on setting an award of attorney's fees and expenses for plaintiff's counsel. On October 31, 2008, Master in Chancery Sam Glasscock III issued a Master's Final Report awarding the plaintiff's attorneys fees in the amount of $1.2 million together with out-of-pocket costs in the amount of $0.1 million. We filed an exception contesting the Master's Final Report with the Court of Chancery, which was denied. The award of attorney fees and out-of-pocket costs was then paid by our Executive Liability and Organization Reimbursement Policy with National Union Fire Insurance Company of Pittsburgh, PA, ending the lawsuit.

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

The Company and PCS are defendants and respondents in lawsuits and FINRA arbitrations in the ordinary course of business. In accordance with SFAS No. 5 "Accounting for Contingencies," we have established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, our management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of the losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, including the formal order of investigation being conducted by the SEC, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect our estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range


--------------------------------------------------------------------------------

GILMAN CIOCIA INC - 10-Q
--------------------------------------------------------------------------------

of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. PCS has errors and omissions insurance coverage that will cover a portion of such matters. In addition, under the PCS registered representatives contract, each registered representative is responsible for covering awards, settlements and costs in connection with these claims. While we will vigorously defend these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

ITEM 1A. RISK FACTORS

Risk factors and uncertainties associated with our business have not changed materially from those disclosed in Part I, Item 1A of our 2008 Annual Report on Form 10-K as filed with the SEC on September 26, 2008.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITYHOLDERS

The Company held its annual meeting of stockholders on January 22, 2009. At this meeting:

1. The stockholders elected James Ciocia and Michael Ryan as Class B directors. As Class B directors, Mr. Ciocia and Mr. Ryan will serve until the Annual Meeting of Stockholders with respect to the fiscal year ending June 30, 2011, and in each case until a successor is elected and qualified or until his earlier death, resignation or removal. The following directors were not up for election at the 2009 Annual Meeting of Stockholders and continue to serve on our board:
John Levy, Nelson Obus and Allan Page (Class C directors, each for a term expiring in 2009) and Edward Cohen and Frederick Wasserman (Class A directors, each for a term expiring in 2010).

2. The stockholders ratified the appointment of Sherb & Co., LLP as the Company's independent auditors for the fiscal year ending June 30, 2009.

The following table sets forth the results of votes of security holders related to the above submission of matters:

Submission of Matters to a Vote of Security Holders                   For         Against      Withheld      Abstained
----------------------------------------------------------------------------------------------------------------------
1. Elect the following directors:
        James Ciocia as Class B Director                          63,522,105            --    12,871,590            --
        Michael Ryan as Class B Director                          63,522,906            --    12,870,789            --

2. Ratify the appointment of Sherb & Co., LLP as the Company's independent auditors for the fiscal year
   ending June 30, 2009                                           75,706,339       348,536            --       338,820


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


                                GILMAN CIOCIA, INC.

Dated: May 15, 2009             By: /s/ Michael Ryan
                                --------------------
                                Chief Executive Officer


Dated: May 15, 2009             By: /s/ Karen Fisher
                                --------------------
                                Principal Financial and Chief Accounting Officer


--------------------------------------------------------------------------------
                                     Page 37