Form 10-K
period 2009-06-30
GILMAN CIOCIA, INC.
filed 2009-09-25
CIK 914142

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                 OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2009

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

Large accelerated filer |_|                        Accelerated filer |_|
Non-accelerated filer |_|                          Smaller reporting company |X|
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of Gilman Ciocia, Inc.'s voting and non-voting common equity held by non-affiliates of Gilman Ciocia, Inc. at December 31, 2008 was approximately $2,613,210, based on a sale price of $0.09.

As of September 15, 2009, 95,868,611 shares of Gilman Ciocia, Inc.'s common stock $0.01 par value, were outstanding.

                               GILMAN CIOCIA, INC.

                               REPORT ON FORM 10-K

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2009

                                TABLE OF CONTENTS

                                                                            Page
                                     PART I

Item 1.         Business                                                       2
Item 1A.        Risk Factors                                                   8
Item 2.         Properties                                                    14
Item 3.         Legal Proceedings                                             14
Item 4.         Submission of Matters to a Vote of Shareholders               15

                                     PART II

Item 5.         Market for Registrant's Common Equity, Related Stockholder
                Matters, and Issuer Purchases of Equity Securities            16
Item 7.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                     17
Item 8.         Financial Statements and Supplementary Data                   26
Item 9.         Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                      26
Item 9A(T).     Controls and Procedures                                       26
Item 9B.        Other Information                                             27

                                    PART III

Item 10.        Directors, Executive Officers and Corporate Governance        28
Item 11.        Executive Compensation                                        32
Item 12.        Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters                    35
Item 13.        Certain Relationships and Related Transactions and Director
                Independence                                                  39
Item 14.        Principal Accountant Fees and Services                        40

                                     PART IV

Item 15.        Exhibits and Financial Statement Schedules                    41

SIGNATURES                                                                    43

                                     PART I

Statement Regarding Forward-Looking Disclosure

The information contained in this Form 10-K and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such statements, including statements regarding our expectations about our ability to raise capital, our strategy to achieve our corporate objectives, including our strategy to pursue growth through acquisitions, to increase revenues through our registered representative recruiting program and expand our brand awareness and business presence, our ability to be profitable, the cyclical nature of our business, our liquidity, revenues, the payment of legacy accounts payable, the outcome or effect of litigation, arbitration and regulatory investigations, the impact of certain accounting pronouncements, the effects of our cost-cutting measures, contingent liability associated with acquisitions, the impact of the current economic downturn and others, are based upon current information, expectations, estimates and projections regarding us, the industries and markets in which we operate, and management's assumptions and beliefs relating thereto. Words such as "will," "plan," "expect," "remain," "intend," "estimate," "approximate," and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by federal, state and local authorities and their impact on the lines of business in which we and our subsidiaries are involved; unforeseen compliance costs; changes in economic, political or regulatory environments; changes in competition and the effects of such changes; the inability to implement our strategies; changes in management and management strategies; our inability to successfully design, create, modify and operate our computer systems and networks and litigation and regulatory enforcement action involving us. Readers should take these factors into account in evaluating any such forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

As of June 30, 2009, we had 26 offices operating in three states (New York, New Jersey, and Florida). Our financial planning clients are generally introduced to us through our tax return preparation services, accounting services and educational workshops. We believe that our tax return preparation and accounting services are inextricably intertwined with our financial planning activities in our offices and that overall profitability will depend, in part, on the two channels leveraging off each other since many of the same processes, procedures and systems support sales from both channels. Accordingly, management views and evaluates the Company as one segment.

We also provide financial planning services through approximately 44 independently owned and operated offices in 11 states. We benefit from economies of scale associated with the aggregate production of both our offices and independently owned offices.

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

In fiscal 2009(1), approximately 82% of our revenues were derived from commissions and fees from financial planning services, including our financing and insurance activities, and approximately 18% were derived from fees for tax preparation and accounting services.

A majority of the financial planners located in our offices are also tax preparers and/or accountants. Our tax preparation business is conducted predominantly in February, March and April. During the 2009 tax season, we prepared approximately 23,600 United States tax returns, down approximately 7.8% from 25,600 prepared in 2008, a year in which the Economic Stimulus Act of 2008 resulted in an increased amount of tax returns for individuals that ordinarily would not have a need to file.

We are quoted on the OTC Bulletin Board under the symbol GTAX.

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

Build recurring revenue. We have focused our financial planning efforts on building our fee-based investment advisory business. We believe that fee-based investment advisory services may be better for certain clients. While these fees generate substantially lower first year revenue than most commission products and are more susceptible to fluctuations in the financial markets, the recurring nature of these fees provides a platform for accelerating future revenue growth.

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

Cost cutting measures. As a result of declines in financial markets, we have implemented a number of Company initiatives to consolidate job functions and implement other cost-cutting measures.


----------
(1) Fiscal years are denominated by the year in which they end. Accordingly, fiscal 2009 refers to the year ended June 30, 2009.

Expand our product and service offering through strategic relationships. We continue to pursue business alliances, capitalize on cross-selling opportunities, create operational efficiencies and further enhance our name recognition.

TAX RETURN PREPARATION AND ACCOUNTING SERVICES

The United States Internal Revenue Service (the "IRS") reported that more than
131.0 million individual 2008 federal income tax returns and more than 139.0 million individual 2007 federal income tax returns were filed in the United States through April 24, 2009 and April 25, 2008, respectively. According to the IRS, a paid preparer completes approximately 61.0% of the tax returns e-filed in the United States each year.

Among paid preparers, H&R Block, Inc. ("H&R Block") dominates the low-cost tax preparation business with approximately 13,000 offices located throughout the United States. According to information released by H&R Block, H&R Block prepared an aggregate of approximately 21.1 million United States tax returns during the 2009 tax season and 21.8 million United States tax returns during the 2008 tax season.

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

Sports Marketing. We have advertised and performed special promotions with the New York Mets during the regular season and with other major league baseball teams during spring training.

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

SEASONALITY

Our fiscal year ends on June 30. All references to quarters and years in this document are to fiscal quarters and fiscal years unless otherwise noted. The seasonal nature of our tax return business results in our recognition of approximately 51% of our tax revenues in the third quarter and approximately 30% of our tax revenues in the fourth quarter of each fiscal year, the peak tax preparation season.

ACQUISITIONS

In fiscal 2009, we completed the purchase of two tax and accounting service firms generating approximately $0.5 million annually in tax preparation and accounting service fees. We made four acquisitions in fiscal 2008. See Note 3 to Notes to Consolidated Financial Statements for more on acquisitions.

EMPLOYEES

As of June 30, 2009, we employed 205 persons on a permanent full-time basis. During tax season, we typically employ seasonal employees who do only tax return preparation or provide support functions. The minimum requirements for a tax preparer at the Company are generally some tax preparation experience and the completion of our proprietary tax preparation training course or equivalent educational experience.

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

At the Private Placement Closing, we issued 16.9 million shares of common stock for cash proceeds of $1.7 million and 23.1 million shares of common stock for the conversion of $2.3 million of our debt, including 15.4 million shares issued to Prime Partners II, for the conversion of $1.5 million of our debt. Such shares were issued pursuant to an exemption from the registration requirements under Rule 506. The $1.7 million of cash proceeds from the Private Placement Closing were disbursed as follows: $3.8 thousand for escrow agent fees; and the $1.7 million balance was retained by us to be used to retire the debt owed to certain affiliates.

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

On October 31, 2008 we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the "Offering"). The Offering was amended on December 8, 2008 and on September 3, 2009. The securities offered for sale in the Offering, as amended are: $2.3 million of notes with interest at 10% due on July 1, 2010 (the "Notes") and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the "Shares"). Through September 15, 2009, $1.7 million of Notes and $0.1 million, or 1.0 million shares, of our common stock were issued pursuant to the Offering.

ITEM 1A. RISK FACTORS

The outcome of an SEC Order Instituting Administrative and Cease-And-Desist Proceedings Pursuant to Section 8A of the Securities Act of 1933, Sections 15(b) and 21(c) of the Exchange Act, and Section 203(f) of the Investment Advisors Act of 1940 could have a material adverse effect on our operating results.

On June 30, 2009, the SEC executed an Order Instituting Administrative and Cease-And-Desist Proceedings (the "Order") Pursuant to Section 8A of the Securities Act of 1933 (the "Securities Act"), Sections 15(b) and 21(c) of the Securities Exchange Act of 1934 (the "Exchange Act"), and Section 203(f) of the Investment Advisors Act of 1940 (the "Advisors Act") against the Company, Prime Capital Services, Inc. a wholly owned subsidiary of the Company ("PCS"), Michael
P. Ryan, the Company's President and CEO ("Ryan"), Rose M. Rudden, the Chief Compliance Officer of PCS ("Rudden") and certain other current and former Company employee representatives registered with PCS (the "Representatives"). The Order alleged that the Company, PCS and the Representatives engaged in fraudulent sales of variable annuities to senior citizens and that Ryan, Rudden and two of the Representatives failed to supervise the variable annuity transactions.

The Order alleged that PCS willfully: engaged in fraudulent conduct in the offer, purchase and sale of securities; failed to make and keep current certain books and records relating to its business for prescribed periods of time; and failed reasonably to supervise with a view to prevent and detect violations of the federal securities statutes, rules and regulations by the Representatives.

The Order alleged that the Company aided, abetted and caused PCS to engage in fraudulent conduct in the offer, purchase and sale of securities.

The Order alleged that Ryan, Rudden and two of the Representatives failed reasonably to supervise with a view to preventing and detecting violations of the federal securities statutes, rules and regulations by the Representatives.

The Order alleged that four of the Representatives willfully: engaged in fraudulent conduct in the offer, purchase and sale of securities; and aided, abetted and caused PCS to fail to keep current certain books and records relating to its business for prescribed periods of time.

It is possible that the Company and PCS may be required to pay judgments, suffer penalties, incur settlements, or be obligated for non-financial undertakings in amounts that could have a material adverse effect on our business, results of operations, financial position or cash flows. As of June 30, 2009 we have accrued $344.0 thousand as a reserve for potential fines and disgorgement of profits related to the Order.

All claims involving the variable annuity sales practices of certain registered representatives of PCS that involve the SEC Order have been interrelated by the insurance carrier. The total remaining insurance coverage for all of these claims has been reduced from $1.0 million to $0.4 million after settling claims.

As a result of this decreased insurance coverage, we could be required to pay significant additional costs out of pocket, which would have a material adverse effect on our working capital and our results of operations.

We will need additional capital to execute our strategic plan including expanding our business plans and pursuing acquisitions. Failure to obtain capital could have an adverse effect upon our strategic plan including expanding our business plans and pursuing acquisitions.

We recently raised capital through the Offering. Our inability to find other sources of financing or our inability to raise additional capital through the Offering could have an adverse effect upon our strategic plan including expanding our business plans and pursuing acquisitions. Although we have been successful raising capital through the Offering there can be no assurances that further capital can be raised.

Our business has and may continue to be harmed by market volatility and declines in general economic conditions.

As the financial markets have deteriorated, our financial planning channel has suffered decreased revenues. Our revenue and profitability may continue to be adversely affected by declines in the volume of securities transactions and in market liquidity, which generally result in lower revenues from trading activities and commissions. Lower securities price levels may also result in a reduced volume of transactions as well as losses from declines in the market value of securities held in trading, investment and underwriting positions. In periods of low volume, the fixed nature of certain expenses, including salaries and benefits, computer hardware and software costs, communications expenses and office leases, will adversely affect profitability. Sudden sharp declines in market values of securities, like that experienced during the past year, and the failure of issuers and counterparts to perform their obligations have resulted in illiquid markets in which we have and may continue to incur losses in principal trading and market making activities.

We have a history of losses and may incur losses in the future.

While, we reported a profit for the fiscal years ended June 30, 2008 and 2007, we incurred losses in fiscal years 2009, 2006, 2005, and 2004 and may incur losses again in the future. As of June 30, 2009, our accumulated deficit was $31.6 million. If we fail to earn profits, the value of a shareholders investment may decline.

The expense and diversion of management attention which result from litigation could have an adverse effect on our operating results and could harm our ability to effectively manage our business.

If we were to be found liable to clients for misconduct alleged in civil proceedings, our operations may be adversely affected. Many aspects of our business involve substantial risks of liability. There has been an increase in litigation and arbitration within the securities industry in recent years, including class action suits seeking substantial damages. Broker-dealers such as PCS are subject to claims by dissatisfied clients, including claims alleging they were damaged by improper sales practices such as unauthorized trading, churning, sales of unsuitable securities, use of false or misleading statements in the sale of securities, mismanagement and breach of fiduciary duty. Broker-dealers may be liable for the unauthorized acts of their retail brokers and independent contractors if they fail to adequately supervise their conduct. PCS is a defendant and respondent in lawsuits and FINRA arbitrations in the ordinary course of business. PCS maintains securities broker-dealer's professional liability insurance to insure against this risk, but the insurance policy contains a deductible, a cap on each claim and a cumulative cap on coverage. In addition, certain activities engaged in by brokers may not be covered by such insurance. The adverse resolution of any legal proceedings involving us could have a material adverse effect on our business, financial condition, and results of operations or cash flows.

Certain private shareholders, including some of our directors and officers, control a substantial interest in us and thus may influence certain actions requiring a vote of our shareholders.

On August 20, 2007, Michael Ryan (our Chief Executive Officer), Carole Enisman (our Executive Vice President of Operations), Ted Finkelstein (our Vice President, General Counsel and Secretary), Dennis Conroy (our former Chief Accounting Officer), Prime Partners, Inc. and Prime Partners II, LLC (holding companies owned in part by Michael Ryan), Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P.I and WebFinancial Corporation entered into a Shareholders Agreement concerning the voting of their shares of our common stock. These shareholders collectively own approximately 65.5% of our issued and outstanding shares of common stock. Pursuant to the shareholders agreement, these shareholders have the ability to influence certain actions requiring a shareholder vote, including, the election of directors. This concentration of ownership and control by these shareholders could delay or prevent a change in our control or other action, even when a change in control or other action might be in the best interests of our other shareholders.

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

Making and integrating acquisitions could impair our operating results.

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

Our operations may be adversely affected if we are not able to expand our financial planning business by hiring additional financial planners and opening new offices.

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

Our cost cutting strategy could adversely affect our operations.

As a result of declines in the financial markets we have consolidated certain job functions and implemented other cost cutting measures. There is no assurance that our cost cutting strategy will be efficient or that such strategy will not have an adverse impact on operations.

Our Consolidated Financial Statements do not include any adjustments that might result due to the opening of new offices or from the uncertainties of a shift in our business.

We may choose to open new offices. When we open a new office, we incur significant expenses to build out the office and to purchase furniture, equipment and supplies. We have found that a new office usually suffers a loss in its first year of operation, shows no material profit or loss in its second year of operation and does not attain profitability, if ever, until its third year of operation. Therefore, our operating results could be materially adversely affected in any year that we open a significant number of new offices. If the financial markets deteriorate, our financial planning channel will suffer decreased revenues. Our revenue and profitability may be adversely affected by declines in the volume of securities transactions and in market liquidity, which generally result in lower revenues from trading activities and commissions. Lower securities price levels may also result in a reduced volume of transactions as well as losses from declines in the market value of securities held in trading, investment and underwriting positions. In periods of low volume, the fixed nature of certain expenses, including salaries and benefits, computer hardware and software costs, communications expenses and office leases, will adversely affect profitability. Sudden sharp declines in market values of securities and the failure of issuers and counterparts to perform their obligations can result in illiquid markets in which we may incur losses in our principal trading.

Our sale of 80.0 million shares of common stock in August 2007, the sale of 3.9 million shares in the Public Stock Offering, and the sale of 1.0 million shares in the Private Offering significantly diluted the common stock ownership of our shareholders which could adversely affect future prices of our stock.

The significant dilution of the common stock ownership of then-existing shareholders resulting from our August 2007 private placements, the dilution of common stock ownership resulting from our sale of 3.9 million shares of common stock in the Public Stock Offering, and the sale of 1.0 million shares in the Private Offering could have an adverse effect on the future price of the shares of our common stock and on the future volume of the shares traded.

We are not quoted on a national securities exchange, which would limit our ability to raise capital and your ability to trade in our securities, and which results in additional regulatory requirements.

The Company is quoted on the OTC Bulletin Board under the symbol GTAX. If the Company fails to meet criteria set forth in Rule 15c2-11 under the Exchange Act (for example, by failing to file periodic reports as required by the Exchange
Act), various practice requirements are imposed on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have a material adverse effect on the ability of broker-dealers to sell the Company's securities, which may materially affect the ability of shareholders to sell the securities in the secondary market. Not being listed on a national securities exchange may make trading our shares difficult for investors, potentially leading to declines in the share price. It may also make it more difficult for us to raise additional capital.

The low trading volume of our common stock increases volatility, which could impair our ability to obtain equity financing.

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

Changing laws and regulations have resulted in increased compliance costs for us, which could affect our operating results.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and newly enacted SEC regulations have created additional compliance requirements for companies such as ours. We are committed to maintaining high standards of internal controls over financial reporting, corporate governance and public disclosure. As a result, we intend to continue to invest appropriate resources to comply with evolving standards, and this investment has resulted and will likely continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. See Item 9A(T) "Controls and Procedures."

Dependence on technology software and systems and our inability to provide assurance that our systems will be effective could adversely affect our operations.

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

Government initiatives that simplify tax return preparation could reduce the need for our services as a third party tax return preparer.

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

Changes in the tax law that result in a decreased number of tax returns filed or a reduced size of tax refunds could harm our business.

From time to time, the United States Treasury Department and the Internal Revenue Service adopt policy and rule changes and other initiatives that result in a decrease in the number of tax returns filed or reduce the size of tax refunds. Similar changes in the tax law could reduce demand for our services, causing our revenues or profitability to decline.

The highly seasonal nature of our business presents a number of financial risks and operational challenges which, if we fail to meet, could materially affect our business.

Our business is highly seasonal. We generate substantially all of our tax preparation revenues during tax season, which is the period from January 1 through April 30. The concentration of this revenue-generating activity during this relatively short period presents a number of operational challenges for us including: (i) cash and resource management during the first eight months of our fiscal year, when we generally operate at a loss and incur fixed costs and costs of preparing for the upcoming tax season; (ii) flexible staffing, because the number of employees at our offices during the peak of tax season is much higher than at any other time; (iii) accurate forecasting of revenues and expenses; and
(iv) ensuring optimal uninterrupted operations during peak season, which is the period from January 1 through April 30.

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

Competition from departing employees and our ability to enforce contractual non-competition and non-solicitation provisions could adversely affect our operating results.

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

Departure of key personnel could adversely affect our operations.

If any of our key personnel were to leave the Company, our operations may be adversely affected. We believe that our ability to successfully implement our business strategy and operate profitably depends on the continued employment of James Ciocia, our Chairman of the Board of Directors, Michael Ryan, our President and Chief Executive Officer, Ted Finkelstein, our Vice President, General Counsel and Secretary, Carole Enisman, our Executive Vice President of Operations, and Karen Fisher, our Chief Accounting Officer. Michael Ryan and Carole Enisman are married. If any of these individuals become unable or unwilling to continue in his or her present position, our business and financial results could be materially adversely affected.

The decision not to pay dividends could impact the marketability of our common stock.

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

The release of various restrictions on the possible future sale of our common stock may have an adverse affect on the market price of our common stock. Based on information received from our transfer agent, approximately 86.0 million shares of the common stock outstanding are "restricted securities" under Rule 144 of the Securities Act of 1933.

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

The general nature of the securities industry as well as its regulatory requirements could materially affect our business.

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

System or network failures or breaches in connection with our services and products could reduce our sales, impair our reputation, increase costs or result in liability claims, and seriously harm our business.

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

Failure to comply with laws and regulations that protect customers' personal information could result in significant fines and harm our brand and reputation.

We manage highly sensitive client information, which is regulated by law. Problems with the safeguarding and proper use of this information could result in regulatory actions and negative publicity, which could adversely affect our reputation and results of operations.

ITEM 2. PROPERTIES

Our corporate headquarters is located at 11 Raymond Avenue, Poughkeepsie, NY 10603, where we lease approximately 13,700 square feet of space. All our company-owned offices are leased. We believe that any of our rental spaces could be replaced with comparable office space, however, location and convenience is an important factor in marketing our services to our clients.

ITEM 3. LEGAL PROCEEDINGS

On June 30, 2009, the SEC executed an Order Instituting Administrative and Cease-And-Desist Proceedings (the "Order") Pursuant to Section 8A of the Securities Act of 1933 (the "Securities Act"), Sections 15(b) and 21(c) of the Securities Exchange Act of 1934 (the "Exchange Act"), and Section 203(f) of the Investment Advisors Act of 1940 (the "Advisors Act") against the Company, Prime Capital Services, Inc. a wholly owned subsidiary of the Company ("PCS"), Michael
P. Ryan, the Company's President and CEO ("Ryan"), Rose M. Rudden, the Chief Compliance Officer of PCS ("Rudden") and certain other current and former Company employee representatives registered with PCS (the "Representatives"). The Order alleged that the Company, PCS and the Representatives engaged in fraudulent sales of variable annuities to senior citizens and that Ryan, Rudden and two of the Representatives failed to supervise the variable annuity transactions.

The Order alleged that PCS willfully: engaged in fraudulent conduct in the offer, purchase and sale of securities; failed to make and keep current certain books and records relating to its business for prescribed periods of time; and failed reasonably to supervise with a view to prevent and detect violations of the federal securities statutes, rules and regulations by the Representatives.

The Order alleged that the Company aided, abetted and caused PCS to engage in fraudulent conduct in the offer, purchase and sale of securities.

The Order alleged that Ryan, Rudden and two of the Representatives failed reasonably to supervise with a view to preventing and detecting violations of the federal securities statutes, rules and regulations by the Representatives.

The Order alleged that four of the Representatives willfully: engaged in fraudulent conduct in the offer, purchase and sale of securities; and aided, abetted and caused PCS to fail to keep current certain books and records relating to its business for prescribed periods of time.

It is possible that the Company and PCS may be required to pay judgments, suffer penalties, incur settlements, or be obligated for non-financial undertakings in amounts that could have a material adverse effect on our business, results of operations, financial position or cash flows. As of June 30, 2009 we have accrued $344.0 thousand as a reserve for potential fines and disgorgement of profits related to the Order.

The Company and PCS are defendants and respondents in lawsuits and FINRA arbitrations in the ordinary course of business. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies," we have established liabilities for potential losses from such complaints, legal actions, government investigations and proceedings. In establishing these liabilities, our management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of the losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect our estimate of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. We accrued $0.2 million as a reserve for potential settlements, judgments and awards at June 30, 2009. PCS has errors and omissions coverage that will cover a portion of such matters. In addition, under the PCS registered representatives contract, each registered representative is responsible for covering awards, settlements and costs in connection with these claims. While we will vigorously defend our self in these matters and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

On February 4, 2004, we were served with a Summons and a Shareholder's Class Action and Derivative Complaint with the following caption: "Gary Kosseff, Plaintiff, against James Ciocia, Thomas Povinelli, Michael Ryan, Kathryn Travis, Seth A. Akabas, Louis P. Karol, Edward Cohen, Steven Gilbert and Doreen Biebusch, Defendants and Gilman & Ciocia, Inc., Nominal Defendant". The nature of the action is that the Company, our board of directors and our management, breached their fiduciary duty of loyalty in connection with the sale of certain of the Company's offices. The action was filed in the Court of Chancery of the State of Delaware in and for New Castle County under Civil Action No. 188-N. The case was scheduled for trial on June 4, 2007. The trial was postponed without a new date pending settlement negotiations. On February 15, 2008, a written Settlement Agreement was executed settling the lawsuit, subject to approval by the Court of Chancery. At a hearing on September 22, 2008, the Court of Chancery of the State of Delaware approved the Settlement Agreement and reserved decision on setting an award of attorney's fees and expenses for plaintiff's counsel. On October 31, 2008 Master in Chancery Sam Glasscock III issued a Master's Final Report awarding the plaintiff's attorney's fees in the amount of $1.2 million together with out-of-pocket costs in the amount of $0.1 million. We filed an exception contesting the Master's Final Report with the Court of Chancery, which was denied. The award of attorneys' fees and out-of-pocket costs was then paid by our Executive Liability and Organization Reimbursement Policy with National Union Fire Insurance Company of Pittsburgh, PA, ending the lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Prior to April 23, 2008, the shares of our common stock were traded on what is commonly called the grey sheets under the symbol "GTAX.PK". As of April 23, 2008, we began to be quoted on the OTC Bulletin Board under the symbol GTAX.

The following table sets forth the high and low closing prices for the common stock for the fiscal 2009 and 2008 quarters indicated:

                               ---------------------------------------
                                      High                 Low
                                 Fiscal    Fiscal    Fiscal    Fiscal
                                  Year      Year      Year      Year
                Quarter Ended     2009      2008      2009      2008
        ---------------------  ---------------------------------------

                 September 30    $ 0.20    $ 0.25    $ 0.10    $  0.05
                  December 31    $ 0.15    $ 0.33    $ 0.06    $  0.05
                     March 31    $ 0.12    $ 0.50    $ 0.08    $  0.05
                      June 30    $ 0.12    $ 0.40    $ 0.06    $  0.10

DIVIDENDS AND DIVIDEND POLICY

Since our initial public offering of securities in 1994, we have not paid dividends, and we do not plan to pay dividends in the foreseeable future. We currently intend to retain any future earnings, if any, to finance our growth.

HOLDERS OF COMMON STOCK

On June 30, 2009, there were approximately 437 shareholders of common stock of record. This does not reflect persons or entities that hold common stock in nominee or "street" name through various brokerage firms. On the close of trading on June 30, 2009, the price of the common stock was $0.06 per share.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended June 30, 2009, we issued the following shares of common stock in privately negotiated transactions that were not registered under the Securities Act pursuant to the exemption provided by Section 4(2) of the Securities Act:

      o On October 10, 2008, we issued 300,000 shares to certain of our Board Directors in consideration for services as director compensation pursuant to our 2007 Stock Incentive Plan.

      o On October 31, 2008, we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private placement offering of our securities pursuant to SEC Regulation D (the "Offering"). The Offering was amended on December 8, 2008 and on September 3, 2009. The securities offered for sale in the Offering, as amended are:
            $2.3 million of notes with interest at 10% due on July 1, 2010 (the "Notes") and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the "Shares"). Through September 15, 2009, $1.7 million of Notes and $0.1 million, or 1.0 million shares, of our common stock were issued by us pursuant to the Offering. The proceeds of the sales were used for general corporate purposes. No underwriters participated in these transactions.

      o On November 14, 2008 we issued 250,000 shares to VFinance for consulting services rendered in reliance upon the exemption afforded by Rule 506 of Regulation D.

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

For the fiscal year ended June 30, 2009, approximately 18% of our revenues were earned from tax preparation and accounting services and 82% were earned from all financial planning and related services of which approximately 71% was earned from mutual funds, annuities and securities transactions, 22% from asset management, 4% from insurance, 2% from PCS Marketing, and 1% from financing services.

Regulatory Investigations

On June 30, 2009, the SEC executed an Order Instituting Administrative and Cease-And-Desist Proceedings (the "Order") Pursuant to Section 8A of the Securities Act of 1933 (the "Securities Act"), Sections 15(b) and 21(c) of the Securities Exchange Act of 1934 (the "Exchange Act"), and Section 203(f) of the Investment Advisors Act of 1940 (the "Advisors Act") against the Company, Prime Capital Services, Inc. a wholly owned subsidiary of the Company ("PCS"), Michael
P. Ryan, the Company's President and CEO ("Ryan"), Rose M. Rudden, the Chief Compliance Officer of PCS ("Rudden") and certain other current and former Company employee representatives registered with PCS (the "Representatives"). The Order alleged that the Company, PCS and the Representatives engaged in fraudulent sales of variable annuities to senior citizens and that Ryan, Rudden and two of the Representatives failed to supervise the variable annuity transactions.

The Order alleged that PCS willfully: engaged in fraudulent conduct in the offer, purchase and sale of securities; failed to make and keep current certain books and records relating to its business for prescribed periods of time; and failed reasonably to supervise with a view to prevent and detect violations of the federal securities statutes, rules and regulations by the Representatives.

The Order alleged that the Company aided, abetted and caused PCS to engage in fraudulent conduct in the offer, purchase and sale of securities.

The Order alleged that Ryan, Rudden and two of the Representatives failed reasonably to supervise with a view to preventing and detecting violations of the federal securities statutes, rules and regulations by the Representatives.

The Order alleged that four of the Representatives willfully: engaged in fraudulent conduct in the offer, purchase and sale of securities; and aided, abetted and caused PCS to fail to keep current certain books and records relating to its business for prescribed periods of time.

It is possible that the Company and PCS may be required to pay judgments, suffer penalties, incur settlements, or be obligated for non-financial undertakings in amounts that could have a material adverse effect on our business, results of operations, financial position or cash flows. As of June 30, 2009 we have accrued $344.0 thousand as a reserve for potential fines and disgorgement of profits related to the Order.

Managed Assets

As indicated in the following table, as of June 30, 2009, assets under AFP management decreased $72.6 million, to $523.8 million, from $596.4 million as of June 30, 2008. This decrease is mostly attributable to market declines of $77.3 million offset by net increases in new assets under management of approximately $4.7 million. As of June 30, 2009, total Company assets under custody were $3.3 billion, down $882.7 million from June 30, 2008.

The following table presents the market values of assets under management by
AFP:

          (in thousands)

           Market Value                                 Total Assets
              as of                                       Under AFP
             June 30,       Annuities     Brokerage      Management
        ----------------------------------------------------------------

               2009          $275,321      $248,394       $523,715
               2008          $330,503      $265,850       $596,353

The following table presents the market values of total Company assets under custody:

          (in thousands)

           Market Value    Total Company
              as of         Assets Under
             June 30,         Custody
        -----------------------------------

               2009          $3,349,106
               2008          $4,231,803

Debt and Related Party Notes

On October 31, 2008 we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the "Offering"). The Offering was amended on December 8, 2008 and on September 3, 2009. The securities offered for sale in the Offering, as amended are: $2.3 million of notes with interest at 10% due on July 1, 2010 (the "Notes") and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the "Shares"). Through September 15, 2009, $1.7 million of Notes and $0.1 million, or 1.0 million shares, of our common stock were issued pursuant to the Offering. On January 27, 2009, Carole Enisman, our Executive Vice President of Operations, purchased a $0.2 million Note of the $1.7 million of Notes and on December 3, 2008, three trusts, of which James Ciocia, Chairman of our Board of Directors, is a trustee, purchased an aggregate of $0.3 million of Notes of the $1.7 million of the Notes. On August 19, 2009, these trusts purchased an additional $0.3 million of the Notes.

On August 20, 2007, we sold 80.0 million shares of our common stock at the Investment Purchase Closing and the Private Placement Closing. On August 20, 2007, we paid Met Life $2.4 million from the proceeds of the Investment Purchase Closing and the Private Placement Closing in full satisfaction of the approximately $6.8 million, including principal and interest, previously owed to Met Life. During the period the loan was outstanding, we were in default on our $5.0 million distribution financing with Met Life. See Note 18 to the Notes to the Consolidated Financial Statements for a discussion of the stock sales.

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

On March 31, 2009, our outstanding principal balance of $0.1 million with Wachovia was paid in full. As of June 30, 2008, we were in default of certain covenants under our term loan/revolving letter of credit financing with Wachovia.

As of September 1, 2008, we entered into a $0.5 million promissory note with Prime Partners. The Prime Partners Note provided for 10% interest to be paid in arrears through the end of the previous month on the 15th day of each month commencing on October 15, 2008. The principal of the New Prime Partners Note was to be paid on or before July 1, 2009. Michael Ryan is a director, an officer and a significant shareholder of Prime Partners. The New Prime Partners Note was amended as of June 30, 2009 to extend the due date of principal to July 1, 2010.

As of September 1, 2008, we entered into a $0.5 million promissory note with a trust, of which Ted Finkelstein, our Vice President, General Counsel and Secretary is the trustee. The New Trust Note was amended on January 30, 2009. The New Trust Note provided for 10% interest to be paid in arrears through the end of the previous month on the 15th day of each month commencing on October 15, 2008. The principal of the New Trust Note was to be paid to the Trust as follows: $117.5 thousand on March 31, 2009, April 30, 2009, May 31, 2009 and June 30, 2009. On May 8, 2009, the Trust Note was amended to extend the full principal payment to June 30, 2009. The New Trust Note was again amended as of September 25, 2009 to extend the due dates of principal to be paid as follows:
$120.0 thousand due on March 1, 2010 and $175.0 thousand due on April 1, 2010 and April 15, 2010.

On November 28, 2008 we issued a promissory note in the amount of $50.0 thousand to Ted Finkelstein, our Vice President, General Counsel and Secretary. The note provides for 10% interest to be paid monthly with the principal balance to be paid before June 30, 2009. The promissory note was amended as of June 30, 2009 to extend the due date of principal to May 1, 2010.

See Note 11 to the Notes to Consolidated Financial Statements for a further discussion of our debt and see Note 16 to the Notes to Consolidated Financial Statements for a further discussion of the our related party transactions.

Acquisitions

We are actively pursuing acquisitions of tax preparation and accounting firms to increase our client base and accounting business. In an effort to facilitate identifying potential acquisitions, we have launched an advertising campaign involving targeted direct mail, a customized website and inbound and outbound telemarketing to prospect for leads. In fiscal 2009 we purchased two tax preparation and accounting businesses and during 2008, we purchased four such businesses.

RESULTS OF OPERATIONS

The following table sets forth certain items from our statements of operations expressed as a percentage of revenue for fiscal years ended June 30, 2009 and 2008. The trends illustrated in the following table are not necessarily indicative of future results.

                                                 For Fiscal Years Ended June 30,
                                                    2009                 2008
                                                 -------------------------------

Revenues
   Financial Planning Services                      82.2%                87.0%
   Tax Preparation and Accounting Fees              17.8%                13.0%
                                                 -------------------------------
       Total Revenue                               100.0%               100.0%
                                                 -------------------------------

Operating Expenses
   Commissions                                      53.8%                57.8%
   Salaries (1)                                     21.7%                18.9%
   General and Administrative Expense               11.5%                11.3%
   Advertising                                       3.8%                 3.9%
   Brokerage Fees & Licenses                         3.5%                 2.6%
   Rent                                              6.7%                 5.2%
   Depreciation and Amortization                     2.7%                 2.1%
                                                 -------------------------------
       Total Operating Expenses                    103.7%               101.8%
                                                 -------------------------------

   Income/(Loss) Before Other Income/(Expense)      -3.7%                -1.8%
                                                 -------------------------------

Other Income/(Expense)                              -0.6%                 9.2%
                                                 -------------------------------
   Income Before Income Taxes                       -4.3%                 7.4%
     Income Taxes                                    0.0%                 0.2%
                                                 -------------------------------
Net Income                                          -4.3%                 7.2%
                                                 -------------------------------

(1) Salaries in whole dollars decreased in fiscal 2009 versus fiscal 2008.

The following table sets forth a summary of our consolidated results of operations for fiscal years ended June 30, 2009 and 2008:

(in thousands, except share data)             For Fiscal Years Ended June 30,
Consolidated Results of Operations         2009           2008          % Change
                                          --------------------------------------
Revenues                                  $41,585      $  50,877          -18.3%
Commissions                                22,374         29,419          -23.9%
Other Operating Expenses                   20,748         22,386           -7.3%
Net Income                                 (1,797)         3,698         -148.6%

Diluted EPS from Net Income/(Loss)        $ (0.02)     $    0.05         -140.3%

The following two tables set forth a breakdown of our consolidated revenue detail by product line and brokerage product type for the fiscal years ended June 30, 2009 and 2008:

(in thousands)                                For Fiscal Years Ended June 30,
Consolidated Revenue Detail                2009            2008         % Change
--------------------------------------------------------------------------------
Revenue by Product Line
Brokerage Commissions                     $24,219         $31,524         -23.2%
Advisory Fees (1)                           7,687          10,023         -23.3%
Tax Preparation and Accounting Fees         7,410           6,623          11.9%
Insurance Commissions                       1,364           1,459          -6.6%
PCS Marketing Revenue                         553             911         -39.3%
Lending Services                              352             337           4.4%
                                          -----------------------
    Total Revenue                         $41,585         $50,877         -18.3%
                                          =======================

Brokerage Commissions by Product Type
Annuities                                 $11,884         $16,589         -28.4%
Trails (1)                                  6,325           8,122         -22.1%
Mutual Funds                                3,151           4,473         -29.6%
Equities, Bonds & UIT                         926           1,106         -16.3%
All other products                          1,933           1,234          56.7%
                                          -----------------------
   Brokerage Commissions                  $24,219         $31,524         -23.2%
                                          =======================

(1) Advisory fees represent the fees charged by the Company's investment advisors on client's assets under management and is calculated as a percentage of the assets under management, on an annual basis. Trails are commissions earned by PCS as the broker dealer each year a client's money remains in a mutual fund or in a variable annuity account, as compensation for services rendered to the client. Advisory fees and trails represent recurring revenue. While these fees generate substantially lower first year revenue than most commission products and are more susceptible to fluctuations in the financial markets, the recurring nature of these fees provides a platform for accelerating future revenue growth.

The following table sets forth a breakdown of our consolidated financial planning revenue by company-owned offices and independent offices for the fiscal years ended June 30, 2009 and 2008:

                                       For Fiscal Years Ended June 30,
                                               % of                    % of
(in thousands)                     2009        Total        2008       Total
--------------------------------------------------------------------------------
Company-Owned Offices            $ 16,319       48%       $ 19,868      45%
Independent Offices                17,856       52%         24,386      55%
                               -------------            -------------
            Total                $ 34,175                 $ 44,254
                               =============            =============

The following table sets forth a breakdown of our consolidated revenue detail by company-owned offices for the fiscal years ended June 30, 2009 and 2008:

                                       For Fiscal Years Ended June 30,
                                               % of                    % of
(in thousands)                     2009        Total        2008       Total
--------------------------------------------------------------------------------
Financial Planning               $ 16,318       69%       $ 19,868      75%
Tax Preparation and
Accounting Services                 7,410       31%          6,623      25%
                               -------------            -------------
            Total                $ 23,728                 $ 26,491
                               =============            =============

FISCAL 2009 COMPARED WITH FISCAL 2008

Our revenues for the fiscal year ended June 30, 2009 were $41.6 million, down 18.3%, compared with $50.9 million for the fiscal year ended June 30, 2008. This decrease in revenues is mostly the result of financial planner attrition mainly through our independent channel and decreased production mainly through our independent channel resulting from market declines during the fiscal year ended June 30, 2009. These declines were partially offset by an 11.9% increase in our tax preparation and accounting services business resulting from our acquisitions and marketing efforts to increase organic growth.

Our total revenues for the fiscal year ended June 30, 2009 consisted of $34.2 million for financial planning services and $7.4 million for tax preparation and accounting services. Financial planning services represented approximately 82.0% and tax preparation and accounting services represented approximately 18.0% of our total revenues for the fiscal year ended June 30, 2009. Our total revenues for the fiscal year ended June 30, 2008 consisted of $44.3 million for financial planning services and $6.6 million for tax preparation and accounting services. Financial planning represented approximately 87.0% and tax preparation and accounting fees represented approximately 13.0% of our revenues for the fiscal year ended June 30, 2008.

Our financial planning revenue was split approximately 48.0% for company-owned offices and 52.0% for independent offices for the fiscal year ended June 30, 2009. Thus within Company offices, financial planning services represented approximately 69.0% of revenues and tax preparation and accounting services represented approximately 31.0%. Our financial planning revenue was split approximately 45.0% for company-owned offices and 55.0% for independent offices for the fiscal year ended June 30, 2008. Within company-owned offices approximately 75.0% of revenues for this time period came from financial planning and 25.0% came from tax preparation and accounting services for the fiscal year ended June 30, 2008. This trend indicates a shift in our channel mix to more production coming from our Company representatives versus independents where last year the independent channel was a bigger contributor.

For the fiscal year ended June 30, 2009, revenues from recurring revenues sources (advisory fees and trails) decreased to $14.0 million, down $4.1 million from $18.1 million for the fiscal year ended June 30, 2008, representing a 22.8% decrease in recurring revenue. For the fiscal year ended June 30, 2009, recurring revenue was 33.7% of our total revenue compared to 35.7% for the fiscal year ended June 30, 2008. This decline in recurring revenue is mostly attributable to market declines, slightly offset by new assets under management.

For the fiscal year ended June 30, 2009, revenues from variable annuity sales were $11.9 million compared with $16.6 million for the same period last year, representing a 28.4% drop in annuity revenue. This trend is mostly indicative of our efforts to continue to diversify our product mix.

Total operating expenses for the fiscal year ended June 30, 2009 were $43.1 million compared to $51.8 million for the fiscal year ended June 30, 2008. Operating expenses decreased mostly due to a decline in commission expense resulting from declines in revenue and decreased salaries and benefits, advertising and general and administrative expenses as we continue our efforts to reduce expenses. These declines were slightly offset by increased brokerage fees, rent and depreciation and amortization expense.

Commission expense for the fiscal year ended June 30, 2009 was $22.4 million (53.8% of revenue), a decrease of $7.0 million, or 23.9%, from $29.4 million (57.8% of revenue) for the fiscal year ended June 30, 2008. The decrease in commission expense is mostly attributable to declines in revenue, as well as due to the mix of financial planning revenues generated on the employee channel compared with the independent channel. Financial planning commission expense as a percentage of financial planning revenue was approximately 61.0% and 64.0% for the fiscal years ending June 30, 2009 and 2008, respectively. This decrease as a percentage of revenue is attributable to financial planning revenue generated through our employee channel representing 48.0% of the total financial planning revenue where commission payout rates are lower than on the independent channel compared with the same period last year when our employee channel generated 45.0% of total financial planning revenue.

Salaries which consist primarily of salaries, related payroll taxes and employee benefit costs, decreased by $0.6 million, or 6.2%, for the fiscal year ended June 30, 2009 compared with the same period last year. The decrease is mostly attributable to our efforts started in March 2008 to reduce overhead costs to help mitigate the impact of the downturn in the market which negatively affects our revenues. Such cost reductions included the restructuring of departments, eliminating open positions and layoffs.

General and administrative expense consists primarily of expenses for general corporate functions including outside legal and professional fees, insurance, utilities, bad debt expenses and general corporate overhead costs. General and administrative expenses decreased by $1.0 million, or 16.7%, in the fiscal year ended June 30, 2009 compared with the same period last year. This decrease is primarily attributable to the timing of our 2007 and 2008 annual awards conferences which were held in July 2007 and May 2008, which are in the same fiscal year ended June 30, 2008. This past fiscal year ended June 30, 2009 the annual awards conference was scaled back due to the declines in revenues. This cost savings of $0.7 million has an offsetting revenue decline in PCS Marketing revenues of $0.4 million as we recognize these revenues at the commencement of the event. Additional cost savings of $0.5 million in legal and professional expenses and claim settlements resulted from our effort to control expenses by processing more customer claims in-house as well as a reduced number of claims versus the same period last year. These savings were offset by a $344.0 thousand reserve for potential fines and disgorgement of profits related to the SEC Order. The remaining $0.2 million reduction in expenses resulted mostly from our continued efforts to reduce operating expenses.

Advertising expense decreased 21.2% to $1.6 million for the fiscal year ended June 30, 2009 compared with $2.0 million for the same period last year. This decrease is primarily attributable to our efforts to find more cost effective advertising channels to grow brand awareness.

Brokerage fees and license expense for the fiscal year ended June 30, 2009 was $0.1 million higher compared with the same period last year. This increase is due to more trades going through brokerage accounts versus direct applications, partially offset by lower fees due to the decline in market values for accounts under management with third party money managers in AFP.

Rent expense increased 5.4% to $2.8 million for the fiscal year ended June 30, 2009 compared with $2.6 million for the same period last year. This increase is due to annual rent increases, new offices related to acquisitions and the relocation of existing offices to more prominent office locations, offset in part by the closing and consolidation of certain of our offices during fiscal 2009.

Depreciation and amortization expense was 6.4% higher for the fiscal year ended June 30, 2009 compared with the same period last year. This is mostly attributable to increased amortization expense related to the intangible assets acquired through acquisitions made during both fiscal years, offset in part by lower depreciation as fixed assets become fully depreciated.

Our loss before other income and expense for the fiscal year ended June 30, 2009 was $1.5 million compared with a loss of $0.9 million for the same period last year. This increase in loss was primarily attributable to decreased financial planning revenue due to declines in market conditions and attrition mostly on the independent channel, partially offset by increased tax preparation and accounting services revenue, decreased commission expenses due to declines in financial planning revenues and by our efforts to control operating expenses.

Total other income/(expense) for the fiscal year ended June 30, 2009 was an expense of $0.3 million compared to income of $4.7 million for the fiscal year ended June 30, 2008. The decrease in other income/(expense) was primarily due to the extinguishment of debt owed to Met Life and the conversion of a portion of related debt to our common stock resulting from the sale of 80.0 million shares of common stock in two private placements (the "Investment Purchase Closing" and "Private Placement Closing") each of which closed on August 20, 2007.

Our net loss for the fiscal year ended June 30, 2009, was $1.8 million, or $(0.02) per basic and diluted share, compared to net income of $3.7 million, or $0.05 per basic and diluted share for the fiscal year ended June 30, 2008. This decline was primarily attributable to decreased financial planning revenue due to declines in market conditions and representative attrition, reduced one-time other income realized in fiscal 2008 related to the extinguishment of our debt owed to Met Life and related parties, partially offset by increased tax preparation and accounting services revenue, decreased commission expense due to declines in financial planning revenues and by controlling expenses. Weighted average shares outstanding increased by 16.3 million shares compared to the prior period, mainly due to the sale of 80.0 million shares of common stock in the Investment Purchase Closing and the Private Placement Closing on August 20, 2007.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2009, we had a net loss of $1.8 million and at June 30, 2009 had a working capital deficit of $3.4 million. At June 30, 2009 we had $0.7 million of cash and cash equivalents, $17.0 thousand in marketable securities and $2.3 million of trade accounts receivable, net, to fund short-term working capital requirements. PCS is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires that PCS maintain minimum regulatory net capital of $0.1 million and, in addition, that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to one. At June 30, 2009 we were in compliance with this regulation.

On October 31, 2008 we commenced a private offering of our securities pursuant to SEC Regulation D (the "Offering"). The Offering was amended on December 8, 2008 and on September 3, 2009. The securities offered for sale in the Offering, as amended are: $2.3 million of notes with interest at 10% due on July 1, 2010 (the "Notes") and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the "Shares"). Through September 15, 2009, $1.7 million of Notes and $0.1 million, or 1.0 million shares, of our common stock were issued pursuant to the Offering.

On April 14, 2008, the SEC declared effective our registration statement, which included a prospectus filed with the SEC on April 14, 2008 for our Public Stock Offering. Pursuant to this offering, we distributed, for no consideration to our holders of common stock, non-transferable subscription rights to purchase shares of our common stock. Each eligible shareholder received one subscription right for each share of common stock owned at the close of business on April 14, 2008, the record date. We distributed subscription rights exercisable for up to an aggregate of 20.0 million shares of our common stock. See Note 18 to the Notes to Consolidated Financial Statements for a discussion of the Public Stock Offering.

Each subscription right entitled an eligible shareholder to purchase up to four shares of our common stock, subject to adjustment, at a subscription price of $0.10 per share. This is the same price at which we sold in two private placements a total of 80.0 million shares of our common stock to the 2007 Investors. Shareholders who exercised their basic subscription rights in full could over-subscribe for additional shares to the extent additional shares were available. The subscription rights expired on June 20, 2008. A total of 3.9 million shares of our common stock were issued pursuant to the Public Stock Offering.

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

On March 31, 2009, our outstanding principal balance of $0.1 million with Wachovia was paid in full. As of June 30, 2008, we were in default of certain covenants under our term loan/revolving letter of credit financing with Wachovia.

The New Trust Note amounting to $0.5 million and the $50.0 thousand promissory note with Ted Finkelstein, our Vice President, General Counsel and Secretary were due in full on June 30, 2009. Additionally, the new $0.5 million New Prime Partners Note was due in full on or before July 1, 2009. On June 30, 2009, the promissory note with Ted Finkelstein and the New Prime Partners Note were amended to extend the due dates of principal as follows: the promissory note with Ted Finkelstein is due on May 1, 2010 and the New Prime Partners Note is due on July 1, 2010. The New Trust Note was amended on September 25, 2009. The New Trust Note due dates of principal are as follows: $120.0 thousand due on March 1, 2010 and $175.0 thousand due on April 1, 2010 and April 15, 2010.

Our ability to satisfy our obligations depends on our future financial performance, which will be subject to prevailing economic, financial, and business conditions. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand at June 30, 2009 or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by the further sales of securities through private offerings and by pursuing financing through outside lenders. We are also continuing to control operating expenses and are implementing our acquisition strategy to increase earnings and cash flow. While management believes that capital may be available, there is no assurance that such capital can be secured. Additionally, there can be no assurance that our cost control measures will provide the capital needed which could adversely impact our business.

While we believe that payments to tax preparation and accounting practices which we have acquired have been and will continue to be funded through cash flow generated from those acquisitions, we need additional capital to fund initial payments on future acquisitions. If we do not have adequate capital to fund those future acquisitions, we may not be able to pursue future strategic acquisitions which could adversely impact our business and ability to grow.

DISCUSSION OF CASH FLOWS

Operating Activities

For fiscal 2009, cash provided by operating activities was $0.1 million, as compared to cash used in operating activities of $1.4 million for fiscal 2008. The increase in net cash provided by operating activities was primarily attributable to paying down a large portion of accounts payable during the fiscal year ended June 30, 2008 using the cash provided by the 2007 Investors.

Investing Activities

During fiscal 2009, we completed two acquisitions with a total aggregate purchase price of $0.2 million, made payments of $0.4 million on 2008 acquisitions for final contingency payments and spent $0.3 million for fixed assets. We received $27.0 thousand from the sale of certain assets. Additionally, we provide certain loans as a way to attract new financial planners. Consistent with industry practice, some of these loans will be forgiven if the financial planner meets certain predetermined production targets and/or length of service commitments. During fiscal 2009, these loans increased by $0.2 million.

Financing Activities

For fiscal 2009, cash flows provided by financing activities were $0.4 million, as compared to cash provided by financing activities of $2.1 million for the fiscal year ended 2008. The decrease of $1.8 million can be attributed to the proceeds from the Investment Purchase and Private Placement and the sale of stock in the public offering, offset in part by the pay-down of the Met Life Note (See Note 18 to the Notes to Consolidated Financial Statements for a discussion of the stock sales) during the fiscal year ended June 30, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Stanadards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") Statement No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 " ("SFAS No. 168"). SFAS No. 168 does not alter current generally accepted accounting principles ("GAAP") in the United States, but rather integrates existing accounting standards with other authoritative guidance. Under SFAS No. 168 there will be a single source of authoritative U.S. GAAP for nongovernmental entities and will supersede all other previously issued non-SEC accounting and reporting guidance. SFAS No. 168 is effective for us October 1, 2009. The adoption of SFAS No. 168 will not have an impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation to No. 46 (Revised December 2003), Consolidation of Variable Interest Entities" ("SFAS No. 167"). SFAS No. 167 revises factors that should be considered by a reporting entity when determining whether an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS No. 167 is effective for us July 1, 2010. We do not expect the adoption of SFAS No. 167 will have an impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165"). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. SFAS No. 165 was effective for us June 30, 2009. The adoption of SFAS No. 165 did not have a significant impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position ("FSP") FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). This position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." FSP FAS 142-3 was effective for us July 1, 2009 and will be applied prospectively to intangible assets acquired. We do not expect the adoption of FSP FAS No. 142-3 will have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In April 2009, the FASB issued FSP FAS 141R-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" ("FSP FAS 141R-1"), which amends and clarifies the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. SFAS No. 141R and FSP FAS 141R-1 were effective for us July 1, 2009 and will be applied prospectively to business combinations that have an acquisition date on or after July 1, 2009. The adoption of SFAS 141R and FSP FAS 141R-1 did not have a significant impact on our Consolidated Financial Statements. However, any business combinations entered into in the future may impact our Consolidated Financial Statements as a result of the potential earnings volatility due to the changes described above.

In September 2006, the FASB issued SFAS Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. We have adopted SFAS No. 157 effective September 30, 2007 and have recorded a $46.0 thousand allowance against our accounts payable balance as of June 30, 2009 representing our fair value assessment of that account. See also Note 9 to Consolidated Financial Statements describing fair value measurements.

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

Our significant accounting policies are discussed in Note 2 to the Notes to Consolidated Financial Statements. We believe the following are our critical accounting policies and estimates:

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Furthermore, the Company, including our wholly owned subsidiary PCS, has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with PCS. In addition, under the PCS registered representatives contract, each registered representative has indemnified us for these claims. In accordance with SFAS No. 5 "Accounting for Contingencies," we have established liabilities for potential losses from such complaints, legal actions, government investigations and proceedings. In establishing these liabilities, our management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect management's estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. As of June 30, 2009, we accrued approximately $0.5 million for these matters. A majority of these claims are covered by our errors and omissions insurance policy. While we will vigorously defend ourselves in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

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

Income Tax Recognition of Deferred Tax Items

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Significant management judgment is required in determining our deferred tax assets and liabilities. Management makes an assessment of the likelihood that our deferred tax assets will be recovered from future taxable income, and to an amount that it believes is more likely than not to be realized. As of June 30, 2009 we are fully reserved for our deferred tax assets.

Revenue Recognition

Company Owned Offices - We recognize all revenues associated with income tax preparation, accounting services and asset management fees upon completion of the services. Financial planning services include securities and other transactions. The related commission revenue and expenses are recognized on a trade-date basis. Marketing revenue associated with product sales is recognized quarterly based on production levels. Marketing event revenues are recognized at the commencement of the event offset by its cost.

Independent Offices - We recognize 100% of all commission revenues and expenses associated with financial planning services including securities and other transactions on a trade-date basis. Our independent offices are independent contractors who may offer other products and services of other unrelated parties. These same offices are responsible for paying their own operating expenses, including payroll compensation for their staff.

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Chief Accounting Officer, of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of June 30, 2009 management concludes that our disclosure controls and procedures are effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was effective as of June 30, 2009.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth our directors and executive officers as of September 1, 2009, their ages and the positions held by them with the Company. Our executive officers are appointed by, and serve at the discretion of the board of directors. Each executive officer is a full-time employee of the Company. Michael Ryan and Carole Enisman are married.

Name                           Age     Position                                           Year Board Term Will Expire
--------------------------    -----    -----------------------------------------------    ----------------------------------
James Ciocia                   53      Chairman of the Board of Directors                 2011
Michael Ryan                   51      Chief Executive Officer, President and Director    2011
Edward Cohen (2)(3)            70      Director                                           2010
John Levy  (1)(2)              54      Lead Director                                      2009
Allan Page  (1)(3)             62      Director                                           2009
Frederick Wasserman (1)(2)     55      Director                                           2010
Nelson Obus (3)                62      Director                                           2009
Carole Enisman                 50      Executive Vice President of Operations             n/a
Ted Finkelstein                56      Vice President, General Counsel and Secretary      n/a
Karen Fisher                   43      Chief Accounting Officer and Treasurer             n/a

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

JOHN LEVY, DIRECTOR. Mr. Levy has been a director of the Company since October 2006 and since September 4, 2007, has served as Lead Director. Since May 2005, Mr. Levy has served as the Chief Executive Officer of Board Advisory Services, a consulting firm which advises public companies in the areas of corporate governance, corporate compliance, financial reporting and financial strategies. From August 2008 through February 2009, Mr. Levy has served as the Interim Chief Financial Officer of Photovoltaic Power Corporation, a development stage company whose goal is to reduce manufacturing costs of solar modules. Mr. Levy served as Interim Chief Financial Officer from November 2005 to March 2006 of Universal Food & Beverage Company, which filed a voluntary petition under the provisions of Chapter 11 of the United States Bankruptcy Act on August 31, 2007. From November 1997 to May 2005, Mr. Levy served as Chief Financial Officer of MediaBay, Inc., a NASDAQ company and leading provider of premium spoken word audio content. While at MediaBay, he also served for a period as its Vice Chairman. Mr. Levy is a Certified Public Accountant with nine years experience with the national public accounting firms of Ernst & Young, Laventhol & Horwath and Grant Thornton. Mr. Levy is a director and Chairman of the Audit Committee of Take-Two Interactive Software, Inc., a publicly traded company that develops, markets, distributes and publishes interactive entertainment software games, is a director and non-executive Chairman of the Board of Atlas Mining Company, an exploration stage natural resource and mining company, is a director and audit committee member of Applied Energetics, Inc., a publicly traded company that specializes in the development and application of high power lasers, high voltage electronics, advanced optical systems and energy management systems technologies, and is a director of PNG Ventures, Inc., a producer and distributor of vehicle-quality liquid natural gas serving airports, public transit, refuse, seaports, regional trucking, taxis and government fleets markets. On September 10, 2009 PNG Ventures filed a voluntary petition under the provisions of Chapter 11 of the United States Bankruptcy Act. Mr. Levy has a B.S. degree in economics from the Wharton School of the University of Pennsylvania and received his M.B.A. from St. Joseph's University in Philadelphia.

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

FREDERICK WASSERMAN, DIRECTOR. Mr. Wasserman has been a director of the Company since September 2007. Mr. Wasserman currently provides financial and management consulting services to small and micro-cap companies. From August 2005 until December 31, 2006, Mr. Wasserman served as the Chief Operating and Chief Financial Officer for Mitchell & Ness Nostalgia Co., a privately-held manufacturer and distributor of licensed sportswear and authentic team apparel. Prior to his employment at Mitchell & Ness, Mr. Wasserman served as the President of Goebel of North America, a U.S. subsidiary of W. Goebel Porzellanfabrik GmbH & Co., an international manufacturer of collectibles, gifts and home decor. Mr. Wasserman held several positions, including Chief Financial Officer and President with Goebel of North America from 2001 to 2005. Mr. Wasserman is non-executive Chariman of the Board for TeamStaff, inc., a provider of temporary and permanent medical staffing and administrative/logistics services. Mr. Wasserman is also a director of The AfterSoft Group, Inc., Acme Communications, Inc., Allied Defense Group, Inc., Breeze-Eastern Corporation, and Crown Crafts, Inc. Mr. Wasserman received a B.S. degree in Economics from The Wharton School of the University of Pennsylvania in 1976.

NELSON OBUS, DIRECTOR. Mr. Obus has been a director of the Company since September 2007. Mr. Obus has served as president of Wynnefield Capital, Inc. since November 1992 and as a managing member of Wynnefield Capital Management, LLC since January 1997. Wynnefield Capital Management manages two private investment funds and Wynnefield Capital, Inc. manages one private investment fund, all three of which invest in small-cap value U.S. public equities. Mr. Obus also serves on the board of directors of Layne Christensen Company, a diversified natural resources company with interests in water, mineral drilling and energy. In April 2006, the Securities and Exchange Commission filed a civil action alleging that Nelson Obus, the Wynnefield Capital Funds, and two other individuals, in June 2001 engaged in insider trading in the securities of SunSource, a public company that had been in the portfolio of the Wynnefield Capital Funds for years. Mr. Obus, the Wynnefield Capital Funds, and the other defendants emphatically deny the allegations and are vigorously contesting the case, which will go to trial in early 2010. Mr. Obus received a B.A. degree from New York University and an M.A. and A.B.D from Brandeis University in Politics.

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

TED FINKELSTEIN, VICE PRESIDENT, GENERAL COUNSEL AND SECRETARY. Mr. Finkelstein has been Vice President and General Counsel of the Company since February 1, 2007 and Secretary since December, 2008. He was Associate General Counsel of the Company from October 11, 2004 to February 1, 2007. Mr. Finkelstein was Vice President and General Counsel of the Company from June 1, 2001 to October 11, 2004. Mr. Finkelstein has a B.S. degree in Accounting. He is Cum Laude graduate of Union University, Albany Law School and also has a master of Laws in Taxation from New York University Law School. Mr. Finkelstein has approximately 30 years of varied legal experience including acting as outside counsel for PCS prior to joining the Company.

KAREN FISHER, CHIEF ACCOUNTING OFFICER. Ms. Fisher had been the Controller of the Company since March 2005 and was appointed Treasurer on May 25, 2007 and Chief Accounting Officer on July 4, 2007. Ms. Fisher is a Certified Public Accountant and holds a B.S. in Accounting from Arizona State University and an A.A.S. in Computer Information Systems from Dutchess Community College. Prior to joining the Company, Ms. Fisher was employed by Thomson Financial as Director of Financial Reporting and Accounting from March 2002 until March 2005 and the New York Times Company as Manager of Financial Reporting from July 1998 until July 2001. Ms. Fisher has significant experience in public reporting and accounting. Prior to returning to New York, Ms. Fisher was the Assistant Controller for an engineering firm in Phoenix, AZ, where she was employed for over nine years.

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

Nelson Obus and Frederick Wasserman are the Investor Directors designated by the Investment Purchasers. James Ciocia and Michael Ryan are the Existing Shareholder Directors designated by the Existing Shareholders.

BOARD COMMITTEES

Our Board met six times in fiscal 2009 and acted by written consent once. All directors attended at least 75% of the combined Board and committee meetings on which they served in fiscal 2009. All directors are encouraged to attend our annual meeting of shareholders and all of our directors attended last year's annual meeting.

Audit Committee

Our Audit Committee is comprised of John Levy, Chair, Allan Page and Frederick Wasserman. The Audit Committee met six times during fiscal 2009. The functions of the Audit Committee are as set forth in the Audit Committee Charter, which can be viewed on our website at www.gtax.com. Our Board has determined that each of Messrs. Levy, Page and Wasserman is independent as defined in Rule 5005(a)(19) of the listing standards of the Nasdaq Stock Market and Rule 10A-3 of the Exchange Act. Our board of directors also has determined that Mr. Levy is an "audit committee financial expert" as defined in the applicable rules and regulations of the Exchange Act. The Audit Committee is required to pre-approve all audit and non-audit services performed by the independent auditors in order to assure that the provision of such services does not impair the auditor's independence. Unless a type of service to be provided has received general pre-approval from the Audit Committee, it requires specific pre-approval in each instance by the Audit Committee. Any proposed services exceeding pre-approved cost levels generally require specific pre-approval by the Audit Committee.

Compensation Committee

Our Compensation Committee is comprised of Edward Cohen, John Levy and Frederick Wasserman, Chair. The Compensation Committee met three times during fiscal 2009. The functions of the Compensation Committee are as set forth in the Compensation Committee Charter, which can be viewed on our website at www.gtax.com. Our Board has determined that each of Messrs. Cohen, Levy and Wasserman is independent as defined in Rule 5005(a)(19) of the listing standards of the Nasdaq Stock Market. In accordance with the Compensation Committee Charter, the members are "outside directors" as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended, and "non-employee directors" within the meaning of Section 16 of the Exchange Act. The Compensation Committee is required, amongst other things, to discharge the Board's responsibilities relating to the compensation and evaluation of our Senior Executives and to produce the report that the rules and regulations of the Securities and Exchange Commission may require to be included in, or incorporated by, reference into our annual report and proxy statement. The Compensation Committee has not engaged compensation consultants to provide advice with respect to the form or amount of executive or director compensation.

Corporate Governance and Nominating Governance Committee

Our Corporate Governance and Nominating Committee comprised of Edward Cohen, Chair, Nelson Obus and Allan Page. The Corporate Governance and Nominating Committee met two times during fiscal 2009. The functions of the Corporate Governance and Nominating Committee are as set forth in the Corporate Governance and Nominating Committee Charter, which can be viewed on our website at www.gtax.com. Our board of directors has determined that each of Messrs. Cohen, Page and Obus is independent as defined in Rule 5005(a)(19) of the listing standards of the Nasdaq Stock Market. The Corporate Governance and Nominating Committee will consider nominees recommended by shareholders. Any such recommendations should be submitted in writing to our General Counsel at our principal executive offices. Nominees recommended by shareholders will be evaluated in the same manner as nominees identified by management, the board of directors or the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee, in making its recommendations regarding Board nominees, may consider some or all of the following factors, among others: judgment, skill, diversity, experiences with businesses and other organizations of a comparable size, the interplay of the candidate's experience with that of the other Board members, the extent to which a candidate would be a desirable addition to the Board and any committees of the Board and whether or not the candidate would qualify as an "independent director" under applicable listing standards and the Sarbanes-Oxley Act of 2002 and any related Securities and Exchange Commission regulations.

Communications with our Board

Communications to our Board or to any director individually may be made by writing to the following address:

Attention: [Board of Directors] [Board Member]
           c/o Ted Finkelstein, Vice President, General Counsel and Secretary 11 Raymond Avenue
           Poughkeepsie, NY 12603

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

To our knowledge based solely on a review of Forms 3, 4 and 5 and amendments thereto, all officers, directors and/or greater than 10% shareholders of ours complied with all Section 16(a) filing requirements during the fiscal year ended June 30, 2009.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the annual compensation of the Chief Executive Officer (the "CEO") and the two most highly compensated executive officers other than the CEO (the "Named Executive Officers") during the fiscal years ended June 30, 2009 and 2008:

                                             Summary Compensation Table

                                                            Option                        All Other
Name and Principal Position            Year     Salary     Awards(1)      Bonus        Compensation(3)      Total
------------------------------------------------------------------------------------------------------------------
Michael Ryan                           2009    $350,000    $     509    $ 92,922(2)       $ 17,289        $460,720
President, Chief Executive Officer
and Director                           2008    $350,000    $      --    $166,369(2)       $ 18,416        $534,785

Carole Enisman                         2009    $235,000    $     436    $     --          $ 14,990        $250,426
Executive Vice President of
Operations                             2008    $235,000    $      --    $     --          $ 21,563        $256,563

Ted Finkelstein                        2009    $185,000    $     400    $     --          $     --        $185,400
Vice President, General Counsel and
Secretary                              2008    $185,000    $      --    $     --          $     --        $185,000

(1) Reflects the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended June 30, 2009 in accordance with SFAS No. 123 for all option awards held by such person and outstanding on June 30, 2009. The amounts reflect the accounting expense for these awards and do not correspond to the actual value that may be recognized by such persons with respect to these awards. For additional information with respect to option awards granted during the fiscal year ended June 30, 2009 see Note 14 under the heading "Equity Compensation Plans" of the Notes to Consolidated Financial Statements.

(2) Represents commissions earned as per an employment agreement with Michael Ryan whereby commissions will be paid as draw against his bonus. As per the agreement, no commissions will be paid back no matter what bonus is calculated or if no bonus is paid. In fiscal 2009 and 2008, no bonus was awarded.

(3) Other Compensation includes the following:

                                                                                                                Total Other
Name and Principal Position                        Year    Car Allowance    Club Membership    Commissions      Compensation
----------------------------------------------------------------------------------------------------------------------------
Michael Ryan                                       2009       $17,289           $    --          $    --          $17,289
President, Chief Executive Officer and Director    2008       $17,289           $ 1,127          $    --          $18,416

Carole Enisman                                     2009       $13,630           $    --          $ 1,360          $14,990
Executive Vice President of Operations             2008       $13,630           $    --          $ 7,933          $21,563

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information concerning unexercised stock options, shares of restricted stock and stock options that have not vested for each of the Named Executive Officers at June 30, 2009.

                                                         Option Awards

                                                                        Equity
                                                                    Incentive Plan
                           Number of            Number of           Awards: Number
                          Securities            Securities          of Securities
                          Underlying            Underlying            Underlying
                          Unexercised          Unexercised           Unexercised            Option              Option
                          Options (#)          Options (#)             Unearned         Exercise Price      Expiration Date
       Name               Exercisable       Unexercisable (1)        Options (#)              ($)
--------------------    ----------------    -------------------    -----------------    ----------------    ----------------
Michael Ryan                   --                130,100                  --                $ 0.18             2/19/2019
Carole Enisman                 --                111,500                  --                $ 0.18             2/19/2019
Ted Finkelstein                --                102,200                  --                $ 0.18             2/19/2019

(1) Time-based stock option awards granted under the 2007 Stock Incentive Plan, which awards vest, subject to continuing employment, 20% annually commencing on the first anniversary of the date of grant.

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

POTENTIAL PAYMENTS UPON TERMINATION INCLUDING CHANGE OF CONTROL

                                                          Voluntary        Voluntary Termination   Involuntary Termination
                               Termination Without     Termination with     Following Change of      Following Change of
                                    Cause (1)          Good Reason (1)          Control (1)              Control (2)
                               -------------------------------------------------------------------------------------------
Payment due upon termination:
Cash Severance
Michael P. Ryan
Base Salary                         $  700,000            $  700,000             $  700,000              $1,050,000
Bonus                                  700,000               700,000                700,000               1,050,000
                               -------------------------------------------------------------------------------------------
Total Cash Severance                $1,400,000            $1,400,000             $1,400,000              $2,100,000

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

                                                          Voluntary        Voluntary Termination   Involuntary Termination
                               Termination Without     Termination with     Following Change of      Following Change of
                                    Cause (1)          Good Reason (1)          Control (2)              Control (2)
                               -------------------------------------------------------------------------------------------
Payment due upon termination:
Cash Severance - Base Salary
Carole Enisman                       $235,000              $235,000               $235,000                $235,000
Ted Finkelstein                      $123,333              $123,333               $185,000                $185,000

(1) Named Executive Officers will receive one month of compensation for each year of service with a maximum severance of one year.

(2) Named Executive Officers will receive one year of compensation in a lump sum

DIRECTOR COMPENSATION

The table below summarizes the compensation earned by our directors during fiscal 2009:

                                            Fees Earned or                             Options Awards
                                             Paid In Cash      Stock Awards (a)(c)         (b)(c)              Total
                                          ---------------------------------------------------------------------------------
James Ciocia ((1))                              $24,000              $5,000                $5,000              $34,000
Edward Cohen                                    $30,000              $5,000                $5,000              $40,000
John Levy                                       $54,000              $5,000                $5,000              $64,000
Nelson Obus                                     $27,000              $5,000                $5,000              $37,000
Allan Page                                      $30,000              $5,000                $5,000              $40,000
Frederick Wasserman                             $30,000              $5,000                $5,000              $40,000

(a) Annual grant of shares of restricted common stock with a fair market value at the time of grant. The number of shares of stock is computed and granted five days after the filing of the 10-K.

(b) Annual grant of common stock options with a five-year term and vesting as to 20% of the shares annually commencing one year after the date of grant and having a Black-Scholes value at the time of grant determined based on the closing price on the date of such grant. Outstanding shares as a result of options awarded at fiscal year ended June 30, 2008 amount to 50,000 shares each. The number of stock options awarded as director compensation for fiscal year ended June 30, 2009 will be computed and granted five days after the filing of the fiscal year ended June 30, 2009 10-K.

(c) Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2009 in accordance with SFAS No. 123R for all stock awards or option awards, as applicable, held by such director and outstanding on June 30, 2009. For additional information, see Note 14 under the heading "Equity Compensations Plans" of the Notes to Consolidated Financial Statements for fiscal year ended June 30, 2009. The amounts reflect the accounting expense for these awards and do not correspond to actual value that may be recognized by the directors with respect to these awards.

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

Each non-management director and James Ciocia, as a director of the board, receives an annual retainer fee of $24,000 plus $5,000 per year in restrictive stock, based upon its then fair market value, and $5,000 per year in stock options using Black-Scholes valuation. The Lead Director of the Board receives an additional annual retainer fee of $24,000. Each member of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee receives an additional $3,000 annually.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHILDER MATTERS

                                   5% HOLDERS

The following table sets forth as of September 1, 2009 the holdings of the only persons known to us to beneficially own more than 5% of our outstanding common stock, the only class of voting securities issued by us. Except as indicated in the footnotes to this table and the table following and pursuant to applicable community property laws, the persons named in the table and the table following have sole voting and investment power with respect to all shares of common stock. For each individual or group included in the table and the table following, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the 95,868,611 shares of common stock outstanding as of September 1, 2009 and the number of shares of common stock that such person or group had the right to acquire within 60 days of September 1, 2009, including, but not limited to, upon the exercise of options.

        NAME AND ADDRESS OF BENFICIAL OWNER               AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP       PERCENTAGE OF CLASS
-----------------------------------------------------     -----------------------------------------       -------------------
Michael Ryan                                                           63,073,594(1)                             65.5%
11 Raymond Avenue
Poughkeepsie, NY 12603

Carole Enisman                                                         63,073,594(2)                             65.5%
11 Raymond Avenue
Poughkeepsie, NY 12603

Ted Finkelstein                                                        63,073,594(3)                             65.5%
11 Raymond Avenue
Poughkeepsie, NY 12603

Ralph Porpora                                                          63,073,594(4)                             65.5%
11 Raymond Avenue
Poughkeepsie, NY 12603

Prime Partners II, LLC                                                 63,073,594(5)                             65.5%
11 Raymond Avenue
Poughkeepsie, NY 12603

Nelson Obus                                                            63,073,594(6)(7)                          65.5%
450 Seventh Avenue, Suite 509
New York, NY 10123

Wynnefield Partners Small Cap Value LP                                 63,073,594(8)(9)                          65.5%
450 Seventh Avenue, Suite 509
New York, NY 10123

Wynnefield Small Cap Value Offshore Fund, Ltd 450                      63,073,594(8)(10)                         65.5%
Seventh Avenue, Suite 509
New York, NY 10123

Wynnefield Partners Small Cap Value LP I                               63,073,594(8)(11)                         65.5%
450 Seventh Avenue, Suite 509
New York, NY 10123

WebFinancial Corporation                                               63,073,594(12)                            65.5%
61 East Main Street
Los Gatos, CA 95031

Dennis Conroy                                                          63,073,594(13)                            65.5%
10514 Brookside Road
Pleasant Valley, NY 12569

(1) Includes 538,500 shares which are beneficially owned by Mr. Ryan personally; 263,541 shares which are beneficially owned by Mr. Ryan's wife, Carole Enisman (the Executive Vice President of Operations of the Company) of which Mr. Ryan disclaims beneficial ownership; 1,093,798 shares which are beneficially owned by Prime Partners, Inc. of which Mr. Ryan is a shareholder, officer and director; 15,420,000 shares which are beneficially owned by Prime Partners II, LLC of which Mr. Ryan is a member and manager and 45,757,755 shares which are owned by certain of the other shareholders to the Shareholders Agreement of which both Mr. Ryan and Prime Partners II, disclaim beneficial ownership.

(2) Includes 263,541 shares which are beneficially owned by Ms. Enisman personally and 62,810,053 shares owned by certain of the other partners to the Shareholders Agreement of which shares Ms. Enisman disclaims beneficial ownership.

(3) Includes 4,338,788 shares which are beneficially owned by Mr. Finkelstein personally and 10,000 shares underlying options. Also includes 58,724,806 shares owned by certain of the other parties to the Shareholders Agreement and of which shares Mr. Finkelstein disclaims beneficial ownership.

(4) Includes 282,500 shares which are beneficially owned by Mr. Porpora personally; 1,093,798 shares which are beneficially owned by Prime Partners, Inc. of which Mr. Porpora is a shareholder, officer and director; and 15,420,000 shares which are beneficially owned by Prime Partners II, LLC of which Mr. Porpora is a member and manager. Also includes 46,277,296 shares owned by certain of the other parties to the Shareholders Agreement and of which shares Mr. Porpora disclaims beneficial ownership.

(5) Includes 47,653,594 shares owned by certain of the other parties to the Shareholders Agreement and Prime Partners II, LLC disclaims beneficial ownership of these shares.

(6) Includes 50,000 shares which are beneficially owned by Mr. Obus personally; 71,429 shares accrued for Board of Director compensation and 10,000 shares underlying exercisable options awarded for Board of Director compensation. Also includes 62,942,165 shares owned by certain of the other parties to the Shareholders Agreement and Mr. Obus disclaims beneficial ownership of these shares. Does not include 57,143 shares issuable upon the exercise of unvested options awarded for Board of Director compensation.

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

(9) Includes 55,073,594 shares owned by certain of the other parties to the Shareholders Agreement and Wynnefield Partners Small Cap Value LP disclaims beneficial ownership of these shares.

(10) Includes 51,073,594 shares owned by certain of the other parties to the Shareholders Agreement and Wynnefield Small Cap Value Offshore Fund, Ltd. disclaims beneficial ownership of these shares.

(11) Includes 53,073,594 shares owned by certain of the other parties to the Shareholders Agreement and Wynnefield Small Cap Value, LP I disclaims beneficial ownership of these shares.

(12) Includes 52,615,654 shares owned by certain of the other parties to the Shareholders Agreement and WebFinancial Corporation disclaims beneficial ownership of these shares.

(13) Includes 537,098 shares which are beneficially owned by Mr. Conroy personally and 62,536,496 shares owned by certain of the other parties to the Shareholders Agreement and Mr. Conroy disclaims beneficial ownership of these shares.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth as of September 1, 2009 the beneficial ownership of our common stock by (i) each Company director, (ii), each Named Executive Officer and (iii) the directors and all executive officers as a group.

        NAME AND ADDRESS OF BENFICIAL OWNER               AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP            PERCENTAGE OF CLASS
-----------------------------------------------------     -----------------------------------------            -------------------
James Ciocia                                                            2,986,213(1)                                   3.1%
14802 North Dale Mabry Highway, Suite 101
Tampa, FL 33618

Michael Ryan                                                           63,073,594(2)                                  65.5%
11 Raymond Avenue
Poughkeepsie, NY 12603

Edward Cohen                                                              641,429(3)                                    *
45 Club Pointe Drive
White Plains, NY 10605

Allan Page                                                                334,429(3)                                    *
9 Vassar Street
Poughkeepsie, NY 12603

John Levy                                                                 134,429(3)                                    *
110 Oak Tree Pass
Westfield, NJ 07090

Carole Enisman                                                         63,073,594(4)                                  65.5%
11 Raymond Avenue
Poughkeepsie, NY 12603

Nelson Obus                                                            63,073,594(5)(6)                               65.5%
450 Seventh Avenue, Suite 509
New York, NY 10123

Frederick Wasserman                                                       131,429(3)                                    *
4 Nobadeer Drive
Pennington, NJ 08534

Directors and executive officers as a group (ten                       67,331,520                                     69.9%
persons)

*     Less than 1.0%

(1) Includes 600,000 shares which are held jointly with Tracy Ciocia, Mr. Ciocia's wife; 9,100 shares are held as custodian for Mr. Ciocia's sons and 71,429 shares accrued for Board of Director compensation and 10,000 shares underlying exercisable options awarded for Board of Director compensation.

(2) Includes 538,500 shares which are beneficially owned by Mr. Ryan personally; 263,541 shares which are beneficially owned by Mr. Ryan's wife, Carole Enisman (the Executive Vice President of Operations of the Company) of which Mr. Ryan disclaims beneficial ownership; 1,093,798 shares which are beneficially owned by Prime Partners, Inc. of which Mr. Ryan is a shareholder, officer and director; 15,420,000 shares which are beneficially owned by Prime Partners II, LLC of which Mr. Ryan is a member and manager and 45,757,755 shares which are owned by certain of the other shareholders to the Shareholders Agreement of which both Mr. Ryan and Prime Partners II, disclaim beneficial ownership.

(3) Includes 71,429 shares accrued for Board of Director compensation and 10,000 shares underlying exercisable options awarded for Board of Director compensation.

(4) Includes 263,541 shares which are beneficially owned by Ms. Enisman personally and 62,810,053 shares owned by certain of the other partners to the Shareholders Agreement of which shares Ms. Enisman disclaims beneficial ownership.

(5) Includes 50,000 shares which are beneficially owned by Mr. Obus personally; 71,429 shares accrued for Board of Director compensation and 10,000 shares underlying exercisable options awarded for Board of Director compensation. Also includes 62,942,165 shares owned by certain of the other parties to the Shareholders Agreement and Mr. Obus disclaims beneficial ownership of these shares.

(6) Wynnefield Capital Management, LLC, a New York limited liability company ("WCM") is the sole general partner of each of Wynnefield Partners Small Cap Value LP, a Delaware limited partnership ("Wynnefield Partners") and Wynnefield Partners Small Cap Value LP I, a Delaware limited partnership ("Wynnefield Partners I"). Nelson Obus and Joshua Landes are the co-managing members of WCM and by virtue of such positions with WCM, have the shared power to vote and dispose of the shares of our common stock that are beneficially owned by each of Wynnefield Partners and Wynnefield Partners I. Wynnefield Capital, Inc., a Delaware corporation ("WCI"), is the sole investment manager of Wynnefield Small Cap Value Offshore Fund, Ltd., Cayman Islands company ("Wynnefield Offshore"). Messrs. Obus and Landes are the co-principal executive officers of WCI and by virtue of such positions with WCI, have the shared power to vote and dispose of the shares of our common stock that are beneficially owned by Wynnefield Offshore. Each of WCM, WCI and Messrs. Obus and Landes disclaims any beneficial ownership of the shares of our common stock that are directly beneficially owned by each of Wynnefield Partners, Wynnefield Partners I and Wynnefield Offshore, except to the extent of their respective pecuniary interest in such shares. Mr. Obus was appointed as a director of the Company effective on August 20, 2007.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

                                                                                                    (c)
                                                                                            Number of Securities
                                                                                          Remaining Available for
                                                     (a)                    (b)            Future Issuance Under
                                           Number of Securities to    Weighted-Average      Equity Compensation
                                           be Issued Upon Exercise   Exercise Price of        Plans (Excluding
                                           of Outstanding Options,   Options, Warrants    Securities Reflected in
               Plan Category                 Warrants and Rights         and Rights             Column (a))
-------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans Approved by
   Shareholders                                       2,165,800                $0.17               13,962,306
Equity Compensation Plans not Approved
   by Shareholders                                       10,000                $6.00                       --
                                               ----------------      ---------------           --------------
Total                                                 2,175,800                $0.20               13,962,306

We maintain records of option grants by year, exercise price, vesting schedule and grantee. In certain cases, we have estimated, based on all available information, the number of such options that were issued pursuant to each plan. The material terms of each option grant varied according to the discretion of the board of directors. In addition, from time to time, we have issued, and in the future may issue, additional non-qualified options pursuant to individual option agreements, the terms of which vary from case to case. See Note 14 to the Notes to Consolidated Financial Statements.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE

James Ciocia, our Chairman of the Board of Directors and a financial planner for the Company, receives commissions based on a variable percentage of his own business production and under which he received an aggregate of $0.4 million in fiscal 2009.

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

As of September 1, 2008, Prime Partners assigned $0.5 million from the $1.0 million note to the Trust in payment of the Old Note. As of September 1, 2008, we entered into a new $0.5 million promissory note with Prime Partners at 10% interest with interest and principal due on or before July 1, 2009 (the "New Prime Partners Note"). The New Prime Partners Note was amended as of June 30, 2009 to extend the due date of principal to July 1, 2010.

As of September 1, 2008, we entered into a new $0.5 million promissory note with the Trust (the "New Trust Note"). The New Trust Note was amended on January 30, 2009. The New Trust Note provided for 10% interest to be paid in arrears through the end of the previous month on the 15th day of each month commencing on October 15, 2008. The principal of the New Trust Note was to be paid to the Trust as follows: $117.5 thousand on March 31, 2009, April 30, 2009, May 31, 2009 and June 30, 2009. On May 8, 2009 the New Trust Note was amended to extend the full principal payment of $0.5 million to June 30, 2009. We gave the Trust a collateral security interest in all of our assets, including the stock of PCS, subordinate only to the outstanding security interest of Wachovia Bank. We agreed that the only loan debt principal that we are permitted to pay until the New Trust Note is paid in full is: the existing Wachovia debt which was paid in full on March 31, 2009, the scheduled principal payments on certain notes payable to certain of our executive officers with de minimis balances and the scheduled principal payments to Prime Partners for the $0.3 million Promissory Note dated December 26, 2007. No payments of loan principal can be paid to any other existing or future lenders, including to Prime Partners on the New Prime Partners Note. Prime Partners and Ted Finkelstein guaranteed the New Trust Note. The guarantee of Prime Partners is secured by a collateral assignment of the promissory note dated January 23, 2004 between Daniel R. Levy and the Company in the original amount of $0.9 million which was assigned to Prime Partners, Inc. on June 26, 2006. The New Trust Note was again amended as of September 25, 2009 to extend the due dates of principal to be paid as follows: $120.0 thousand due on March 1, 2010 and $175.0 thousand due on April 1, 2010 and April 15, 2010.

On October 30, 2008 Michael Ryan and Carole Enisman each purchased 250,000 Shares of our common stock at $0.10 per Share pursuant to the Offering in reliance upon the exemption afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D. See Item 5 for more on the Offering.

On November 28, 2008 we issued a promissory note in the amount of $50.0 thousand to Ted Finkelstein, our Vice President and General Counsel and Secretary. The note provides for 10.0% interest to be paid monthly with the principal balance to be paid before June 30, 2009. The promissory note was amended as of June 30, 2009 to extend the due date of principal to May 1, 2010.

On December 3, 2008, three trusts of which James Ciocia is a trustee, purchased an aggregate of $0.3 million of the Notes issued pursuant to the Offering in reliance upon the exemption from registration in Rule 506 of Regulation D. On August 19, 2009, these trusts purchased an additional $0.3 million of the Notes. See Item 5 for more on the Offering.

On January 27, 2009, Carole Enisman purchased a $0.2 million Note pursuant to the Offering. See Item 5 for more on the Offering.

At June 30, 2009 and 2008, we owed to related parties as described above $1.8 million and $1.3 million, respectively.

Director Independence

The independent members of our board of directors are Edward Cohen, John Levy, Allan Page, Nelson Obus, and Frederick Wasserman, all who have been deemed to be independent as defined in Rule 5005(a)(18) of the listing standards of the Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee selected Sherb & Co., LLP, an independent registered public accounting firm, to audit the consolidated financial statements of Gilman Ciocia, Inc. for the fiscal year 2009. That selection was ratified by our Board and by our shareholders at our Annual Meeting on January 22, 2009. The following table sets forth the aggregate fees billed by Sherb & Co., LLP, for fiscal 2009 and 2008 for professional services rendered to the Company for the audit of our annual financial statements, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for those fiscal years, and for other services rendered on behalf of us during those fiscal years. All of such fees were pre-approved by our Board of Directors. Our policy is to pre-approve all audit and non-audit services subject to a de minimis exception for non-audit services of eight percent of the total pre-approved amounts to be paid to outside auditors.

                                       Fiscal 2009         Fiscal 2008
                                     ----------------    ----------------
       Audit Fees                       $ 205,000           $ 222,500
       Tax Fees                         $      --           $      --
       Audit Related Fees (1)           $      --           $  19,550
       Other Fees                       $      --                  --

(1) "Audit-Related Fees" are fees billed by Sherb & Co., LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, which were rendered in connection with our 2007 public offering.

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

10.1 Stock Purchase Agreement dated as of January 1, 2004 between Registrant and Daniel Levy and Joseph Clinard on the Registrant's Annual Report on Form 10-K dated June 30, 2004, incorporated by reference herein.

10.2 Agreement with Steven J. Gilbert on the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, incorporated by reference herein.

10.3 Letter of Acceptance, Waiver and Consent dated August 12, 2005 incorporated by reference on the Registrant's report on Form 8-K dated August 12, 2005.

10.4 Leases for the Company's Headquarters on the Registrant's Annual Report on Form 10-K dated June 30, 2006, incorporated by reference herein.

10.5 Investor Purchase Agreement (with Exhibits) dated April 25, 2007 on the Registrant's Form 8-K dated April 25, 2007, incorporated by reference herein.

10.6 Waiver of Registration Rights Agreement dated April 25, 2007 on the Registrant's Form 8-K dated April 25, 2007, incorporated by reference herein.

10.7 Letter from Prime Partners, Inc. dated April 25, 2007 on the Registrant's Form 8-K dated April 25, 2007, incorporated by reference herein.

10.8 Voting Agreement dated April 25, 2007 on the Registrant's Form 8-K dated April 25, 2007, incorporated by reference herein.

10.9 Placement Purchase Agreement dated August 13, 2007 on the Registrant's Form 8-K dated August 20, 2007, incorporated by reference herein.

10.10 Debt Conversion Agreement dated August 13, 2007 on the Registrant's Form 8-K dated August 20, 2007, incorporated by reference herein.

10.11 Shareholder Agreement dated August 20, 2007 on the Registrant's Form 8-K dated August 20, 2007, incorporated by reference herein.

10.12 Registration Rights Agreement dated August 20, 2007 on the Registrant's Form 8-K dated August 20, 2007, incorporated by reference herein.

10.13 Employment Agreement between the Company and Michael P. Ryan dated August 20, 2007 on the Registrant's Form 8-K dated August 20, 2007, incorporated by reference herein.

10.14 2007 Stock Incentive Plan adopted and approved at the July 19, 2007 Shareholder Meeting on the Registrant's 8-K dated July 25, 2007 incorporated by reference herein, which incorporated by reference Exhibit C of the Registrant's Definitive Proxy Statement on Schedule 14-A filed on June 18, 2007.

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

                                GILMAN CIOCIA, INC.


Dated: September 25, 2009       By /s/ Michael Ryan
                                Chief Executive Officer


Dated: September 25, 2009       By /s/ Karen Fisher
                                Principal Financial and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 25th day of September, 2009.

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

                                /s/ Michael Ryan, Chief Executive Officer

                                /s/ Karen Fisher, Principal Financial and
                                    Chief Accounting Officer

                               GILMAN CIOCIA, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                      Page
                                                                                                                    --------
Part II Financial Information:

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm                                                               F-2

Consolidated Balance Sheets as of June 30, 2009 and June 30, 2008                                                     F-3

Consolidated Statements of Operations for the fiscal years ended June 30, 2009 and June 30, 2008                      F-4

Consolidated Statements of Shareholders' Equity/(Deficit) for the fiscal years ended June 30, 2009 and June 30, 2008  F-5

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2009 and June 30, 2008                      F-6

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders of Gilman Ciocia, Inc.
Poughkeepsie, New York

We have audited the accompanying consolidated balance sheets of Gilman Ciocia, Inc. and subsidiaries as of June 30, 2009 and 2008 and the related consolidated statements of operations, shareholders' equity/(deficit) and cash flows for the fiscal years ended June 30, 2009 and 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gilman Ciocia, Inc. and its subsidiaries at June 30, 2009 and 2008 and the results of its operations and its cash flows for the fiscal years ended June 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States.


                                                    /s/ Sherb & Co., LLP
                                                    ----------------------------
                                                    Certified Public Accountants

New York, New York
September 25, 2009

                               GILMAN CIOCIA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                                               June 30, 2009      June 30, 2008
                                                                               --------------------------------
Assets

Cash & Cash Equivalents                                                        $         719      $       1,373
Marketable Securities                                                                     17                 35
Trade Accounts Receivable, Net                                                         2,269              2,739
Receivables From Employees, Net                                                          881                690
Prepaid Expenses                                                                         387                766
Other Current Assets                                                                     165                278
                                                                               --------------------------------
     Total Current Assets                                                              4,438              5,881

Property and Equipment (less accumulated depreciation
   of $6,112 in 2009 and $5,638 in 2008)                                               1,698              1,555
Goodwill                                                                               4,029              3,954
Intangible Assets (less accumulated amortization of $6,892
   in 2009 and $6,229 in 2008)                                                         4,714              4,751
Other Assets                                                                             469                536
                                                                               --------------------------------
     Total Assets                                                              $      15,348      $      16,677
                                                                               ================================

Liabilities and Shareholders' Equity

Accounts Payable ($8 and $30 are valued at fair value at June 30,
2009
    and 2008, respectively)                                                    $       2,327      $       1,669
Accrued Expenses                                                                       1,472              1,757
Commissions Payable                                                                    2,261              3,061
Current Portion of Notes Payable and Capital Leases                                      427                943
Deferred Income                                                                          110                 16
Due to Related Parties                                                                 1,252              1,155
                                                                               --------------------------------
     Total Current Liabilities                                                         7,849              8,601

Long Term Portion of Notes Payable, Capital Leases and Other                           1,178                468

Long Term Portion of Related Party Notes                                                 526                186
                                                                               --------------------------------
     Total Liabilities                                                                 9,553              9,255

Shareholders' Equity

Preferred Stock, $0.001 par value; 100 shares authorized; none issued                      -                  -
Common Stock, $0.01 par value 500,000 shares authorized; 95,869
   and 93,619 shares issued at June 30, 2009 and 2008, respectively                      959                938
Additional Paid in Capital                                                            36,435             36,286
Accumulated Deficit                                                                  (31,599)           (29,802)
                                                                               --------------------------------
     Total Shareholders' Equity                                                        5,795              7,422
                                                                               --------------------------------
Total Liabilities & Shareholders' Equity                                       $      15,348      $      16,677
                                                                               --------------------------------

           See accompanying Notes to Consolidated Financial Statements

                               GILMAN CIOCIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)

                                                                         Fiscal Years Ended June 30,
                                                                          2009                2008
                                                                    -----------------------------------
Revenues
   Financial Planning Services                                            $  34,175          $   44,254
   Tax Preparation and Accounting Fees                                        7,410               6,623
                                                                    -----------------------------------
        Total Revenues                                                       41,585              50,877
                                                                    -----------------------------------

Operating Expenses
   Commissions                                                               22,374              29,419
   Salaries and Benefits                                                      9,037               9,638
   General & Administrative                                                   4,780               5,740
   Advertising                                                                1,570               1,993
   Brokerage Fees & Licenses                                                  1,441               1,306
   Rent                                                                       2,782               2,639
   Depreciation & Amortization                                                1,138               1,070
                                                                    -----------------------------------
        Total Operating Expenses                                             43,122              51,805
                                                                    -----------------------------------

Loss Before Other Income and Expenses                                        (1,537)               (928)
Other Income/(Expenses)
   Interest and Investment Income                                                19                  37
   Interest Expense                                                            (355)               (368)
   Other Income, Net                                                             76               5,037
                                                                    -----------------------------------
        Total Other Income/(Expense)                                           (260)              4,706
                                                                    -----------------------------------

Income/(Loss) Before Income Taxes                                            (1,797)              3,778
   Income Tax Expense                                                             -                  80
                                                                    -----------------------------------
        Net Income/(Loss)                                                 $  (1,797)         $    3,698
                                                                    -----------------------------------

Weighted Average Number of Common
   Shares Outstanding:
   Basic and Diluted Shares                                                  95,187              78,891
   Basic and Diluted Net Income/(Loss) Per Share:
   Net Income/(Loss) per Common Share                                     $   (0.02)         $     0.05

           See accompanying Notes to Consolidated Financial Statements

                               GILMAN CIOCIA, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)

                                 (in thousands)

                                                Common Stock       Additional                     Total
                                           ----------------------   Paid in     Accumulated   Shareholders'
                                              Shares     Amount     Capital       Deficit    Equity/(Deficit)
                                           ------------------------------------------------------------------
Balance, June 30, 2007                            9,669      $ 97      $29,041      $ (33,500)       $ (4,362)
                                           ------------------------------------------------------------------
Net income                                            -         -            -          3,698           3,698
Issuance of stock in connection
   with Investment Purchase closing              40,000       400        3,600              -           4,000
Issuance of stock in connection
   with Private Placement closing                40,000       400        3,600              -           4,000
Issuance of stock in connection
   with Public stock offering                     3,900        39          351              -             390
Issuance of stock in connection
   with acquisitions and other                       24         -           31              -              31
Issuance of stock in connection
   with default of note                              26         -            3              -               3
Investment Purchase and Private
   Placement closing costs                            -         -         (150)             -            (150)
Public stock offering closing costs                   -         -         (188)             -            (188)
                                           ------------------------------------------------------------------
Balance, June 30, 2008                           93,619       936       36,288        (29,802)          7,422
                                           ------------------------------------------------------------------

Net loss                                              -         -            -         (1,797)         (1,797)
Issuance of stock in connection
   with Private Offering                          1,000        10           90              -             100
Issuance of stock in connection
   with Public stock offering                       700         7           63              -              70
Issuance of stock in connection
   with consulting services                         250         3           12              -              15
Issuance of stock in connection
   with director compensation and other             300         3            5              -               8
Public stock offering closing costs                   -         -          (23)             -             (23)
                                           ------------------------------------------------------------------
Balance, June 30, 2009                           95,869      $959      $36,435      $ (31,599)       $  5,795
                                           ------------------------------------------------------------------

           See accompanying Notes to Consolidated Financial Statements

                               GILMAN CIOCIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                             Fiscal Years Ended June 30,

                                                                                2009             2008
                                                                            -----------------------------
Cash Flows From Operating Activities:
Net Income/(Loss)                                                           $     (1,797)    $      3,698

Adjustments to reconcile net income/(loss) to net cash provided by/(used
in) operating activities:
Depreciation and amortization                                                      1,138            1,070
Issuance of common stock for debt default penalties, interest and other               23               34
Gain on debt extinguishment                                                           --           (4,315)
Gain on sale of offices                                                               --             (224)
Allowance for doubtful accounts                                                      182              236
Gain on fair value recognition on accounts payable                                   (33)            (394)

Changes in assets and  liabilities:
Accounts receivable                                                                  373              347
Prepaid and other current assets                                                     510             (148)
Change in marketable securities                                                       18              125
Other assets                                                                          38               69
Accounts payable and accrued expenses                                               (427)          (1,628)
Deferred income                                                                       93             (218)
                                                                            -----------------------------
Net cash provided by/(used in) operating activities:                                 118           (1,348)
                                                                            -----------------------------

Cash Flows From Investing Activities:
Capital expenditures                                                                (289)            (264)
Cash paid for acquisitions, net of cash acquired and debt incurred                  (669)            (597)
Receivables from employees                                                          (199)              58
Due from office sales                                                                 27               40
                                                                            -----------------------------
Net cash used in investing activities:                                            (1,130)            (763)
                                                                            -----------------------------

Cash Flows From Financing Activities:
Proceeds from loans                                                                  910              631
Proceeds from capital stock issuance                                                 170            6,058
Proceeds from related parties                                                        520               --
Payments related to stock offering costs                                             (23)            (415)
Payments of bank loans and other loans                                            (1,045)          (3,643)
Payments to related parties                                                         (174)            (516)
                                                                            -----------------------------
Net cash provided by financing activities:                                           358            2,115
                                                                            -----------------------------

Net change in cash and cash equivalents                                             (654)               4
Cash and cash equivalents at beginning of fiscal year                              1,373            1,369
                                                                            -----------------------------
Cash and cash equivalents at end of fiscal year                             $        719     $      1,373
                                                                            =============================

See accompanying Notes to Consolidated Financial Statements and supplemental disclosures to Consolidated Statements of Cash Flows.

                               GILMAN CIOCIA, INC.
        SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                    Fiscal Years Ended June 30,
                                                       2009             2008
                                                    ---------------------------
Cash Flow Information
Cash payments during the year for
   Interest                                         $       346     $       492

Supplemental Disclosure of Non-Cash Transactions
Issuance of common stock for services, interest
   and other                                        $        23     $        34
Payment of debt by issuance of shares               $        --     $     2,309
Equipment acquired under capital leases             $       231     $       409
Fair value recognition on legacy accounts payable   $       (14)    $      (394)

                               GILMAN CIOCIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE FISCAL YEARS ENDED JUNE 30, 2009 AND 2008

1. ORGANIZATION AND NATURE OF BUSINESS

Gilman Ciocia, Inc. (together with its wholly owned subsidiaries, "we", "us", "our" or the "Company") was founded in 1981 and is incorporated under the laws of the State of Delaware. We provide federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets, accounting services to small and midsize companies and financial planning services, including securities brokerage, investment management services, insurance and financing services. As of June 30, 2009, we had 26 company-owned offices operating in three states (New York, New Jersey, and Florida) and 44 independently operated offices providing financial planning services in 11 states.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Furthermore, the Company, including our wholly owned subsidiary Prime Capital Services, Inc. ("PCS"), has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with PCS. In addition, under the PCS registered representatives contract, each registered representative has indemnified us for these claims. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies," we have established liabilities for potential losses from such complaints, legal actions, government investigations and proceedings. In establishing these liabilities, our management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect our estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. As of June 30, 2009, we accrued approximately $0.5 million for these matters. A majority of these claims are covered by our errors and omissions insurance policy. While we will vigorously defend ourselves in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include investments in money market funds and are stated at cost, which approximates market value. Cash at times may exceed FDIC insurable limits.

Marketable Securities

We account for our short-term investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Our short-term investments consist of trading securities and are stated at quoted market values, with unrealized gains and losses reported as investment income in earnings. During the fiscal years ended June 30, 2009 and 2008 we recorded unrealized gains/(losses) from trading securities which we deemed immaterial. All such gains and losses are calculated on the basis of the specific-identification method. During the fiscal year ended June 30, 2009, we recognized $1.5 million in realized gains. Interest earned is included in other income/(expense). The original cost included in the carrying value of marketable securities at June 30, 2009 is $17.2 thousand.

Securities sold, but not yet purchased, are stated at quoted market values with unrealized gains and losses reflected in the statements of operations. Subsequent market fluctuations of securities sold, but not yet purchased, may require purchasing the securities at prices that may differ from the market values reflected in the accompanying balance sheets. There was no liability attributable to securities sold short, but not yet purchased, as of June 30, 2009.

Trade Accounts Receivable, Net

Our accounts receivable consist primarily of amounts due related to financial planning commissions and tax preparation and accounting services performed. We record an allowance for doubtful accounts based on management's estimate of collectibility of such trade and notes receivables outstanding. The allowance for doubtful accounts represents an amount considered by management to be adequate to cover potential losses, if any. The recorded allowance was $0.3 million at June 30, 2009 and 2008. Bad debt expense was $0.2 million for fiscal years ended June 30, 2009 and 2008, and is included in general and administrative expense in the statements of operations.

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

Website Development and Internal Use Software Costs

In accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," as well as Emerging Issues Task Force ("EITF") 00-02, "Accounting for Website Development Costs," we capitalized costs incurred in the application development stage related to the development of our website and our internal use software in the amount of $0.7 million. Amortization expense is computed on a straight-line basis over a period of two to five years, the expected useful life, and amounted to approximately $79.5 thousand and $39.3 thousand for the years ended June 30, 2009 and 2008.

Revenue Recognition

Company Owned Offices - We recognize all revenues associated with income tax preparation, accounting services and asset management fees upon completion of the services. Financial planning services include securities and other transactions. The related commission revenue and expenses are recognized on a trade-date basis. Marketing revenue associated with product sales is recognized quarterly based on production levels. Marketing event revenues are recognized at the commencement of the event offset by its cost.

Independent Offices - We recognize 100% of all commission revenues and expenses associated with financial planning services including securities and other transactions on a trade-date basis. Our independent offices are independent contractors who may offer other products and services of other unrelated parties. These same offices are responsible for paying their own operating expenses, including payroll compensation for their staff.

Advertising Expense

The costs to develop direct-mail advertising are accumulated and expensed upon the first mailing of such advertising in accordance with SOP 93-7, "Reporting on Advertising Costs". The costs to develop tax season programs and associated printing and paper costs are deferred in the first and second fiscal quarters and expensed in the third fiscal quarter upon the first use of such advertisements in the advertising programs. Other advertising fees associated with tax season are expensed as incurred. Advertising expense was $1.6 million and $2.0 million for the years ended June 30, 2009 and 2008, respectively.

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

Stock-based Compensation

We adopted SFAS No. 123R, "Share Based Payments" ("SFAS No. 123R"). SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating our forfeiture rate, we analyzed our historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If our actual forfeiture rate is materially different from our estimate, or if we reevaluate the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. For the fiscal year ended June 30, 2009 there was an $8.0 thousand charge to earnings related to stock-option awards. There was no financial impact of applying SFAS No. 123R for the fiscal year ended June 30, 2008.

Net Income/(Loss) Per Share

In accordance with SFAS No. 128, "Earnings Per Share", basic net income/(loss) per share is computed using the weighted average number of common shares outstanding during each period. Options to purchase 2,245,000 common shares at an average price of $0.11 per share were outstanding during fiscal 2009, but were not included in the computation of diluted earnings per share because to do so would be anti-dilutive. Options to purchase 788,500 common shares at an average price of $7.11 per share were outstanding during fiscal 2008, but were not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common shares.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and debt, approximated fair value as of June 30, 2009, because of the relatively short-term maturity of these instruments and their market interest rates.

Contingent Consideration

We entered into several asset purchase agreements, which include contingent consideration based upon gross revenue generated in future periods. In accordance with SFAS No. 141 "Business Combinations" no liability will be recorded until the contingency is determinable beyond a reasonable doubt. In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R") and in April 2009, the FASB issued FASB Staff Position ("FSP") FAS 141R-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" ("FSP FAS 141R-1"). SFAS No. 141R and FSP FAS 141R-1 were effective for us July 1, 2009 and will be applied prospectively to business combinations that have an acquisition date on or after July 1, 2009.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Stanadards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") Statement No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 " ("SFAS No. 168"). SFAS No. 168 does not alter current generally accepted accounting principles ("GAAP") in the United States, but rather integrates existing accounting standards with other authoritative guidance. Under SFAS No. 168 there will be a single source of authoritative U.S. GAAP for nongovernmental entities and will supersede all other previously issued non-SEC accounting and reporting guidance. SFAS No. 168 is effective for us October 1, 2009. The adoption of SFAS No. 168 will not have an impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation to No. 46 (Revised December 2003), Consolidation of Variable Interest Entities" ("SFAS No. 167"). SFAS No. 167 revises factors that should be considered by a reporting entity when determining whether an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS No. 167 is effective for us July 1, 2010. We do not expect the adoption of SFAS No. 167 will have an impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165"). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. SFAS No. 165 was effective for us June 30, 2009. The adoption of SFAS No. 165 did not have a significant impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position ("FSP") FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). This position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." FSP FAS 142-3 was effective for us July 1, 2009 and will be applied prospectively to intangible assets acquired. We do not expect the adoption of FSP FAS No. 142-3 will have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In April 2009, the FASB issued FSP FAS 141R-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" ("FSP FAS 141R-1"), which amends and clarifies the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. SFAS No. 141R and FSP FAS 141R-1 were effective for us July 1, 2009 and will be applied prospectively to business combinations that have an acquisition date on or after July 1, 2009. The adoption of SFAS 141R and FSP FAS 141R-1 did not have a significant impact on our Consolidated Financial Statements. However, any business combinations entered into in the future may impact our Consolidated Financial Statements as a result of the potential earnings volatility due to the changes described above.

In September 2006, the FASB issued SFAS Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. We have adopted SFAS No. 157 effective September 30, 2007 and have recorded a $46.0 thousand allowance against our accounts payable balance as of June 30, 2009 representing our fair value assessment of that account. See also Note 9 to Consolidated Financial Statements describing fair value measurements.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

3. ACQUISITIONS

Tax Practices

During fiscal 2009, we acquired two tax preparation and accounting businesses. In each case, the purchase price is equal to a percentage of gross revenue generated from the preparation of tax returns of the clients and from accounting services rendered to clients during a one to four year period. Commencing on March 31, 2009 and each 90-day period thereafter, we will pay the sellers an installment payment based on a percentage of gross revenues generated during a one to four year period after the closing dates less all prior payments received. Such payments are made on a quarterly basis and as of June 30, 2009 totaled $0.1 million in the aggregate. Payments made subsequent to June 30, 2009 totaled $0.1 million in the aggregate.

During fiscal 2008, we acquired four tax preparation and accounting businesses. In each case, the purchase price is equal to a percentage of gross revenue generated from the preparation of tax returns of the clients and from accounting services rendered to clients during a one to five year period. As such, we paid the sellers at closing down payments of $0.3 million in the aggregate. In addition we will pay the sellers additional installment payments based on a percentage of gross revenue generated during periods from one to five years after the closing dates less all previous payments received. Such payments are made on a quarterly basis and as of June 30, 2009 totaled $0.3 million in the aggregate. Payments made subsequent to June 30, 2009 totaled $0.1 million in the aggregate.

In accordance with SFAS No. 141 "Business Combinations" no liability will be recorded until the contingency is determinable beyond a reasonable doubt. Based on an estimate of these future revenues, we will have a contingent liability of $0.9 million, subject to change based on actual future revenues earned.

Acquisitions are accounted for under the purchase method of accounting. Purchase prices have been allocated to the acquired assets and liabilities based on their respective fair values on the dates of the acquisition. The purchase prices in excess of the fair values of net assets acquired are classified as goodwill in the Consolidated Balance Sheets. Sales and net income have been included in the Consolidated Statements of Operations from the respective dates of acquisition. Customer lists are amortized on a straight-line basis generally over a nine year period.

Financial Planners

During fiscal 2009 and 2008, we entered into several financial planner employment agreements. As part of the agreements we provided total loans to these financial planners during fiscal 2009 and 2008 in the amount of $0.2 million and $0.1 million, respectively. Consistent with industry practice, some of these loans will be forgiven if the financial planner meets certain predetermined production targets and/or length of service commitments.

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

The scheduled payments for the balance of the term of these notes are as follows:

                      (in thousands)
                       For the Years    Minimum Note
                      Ended June 30:      Payments
                    ---------------------------------
                                   2010        $  17
                                   2011           22
                                   2012           27
                                   2013           92
                                       --------------
                                  Total          158
                         Less Allowance            -
                                       --------------
                                  Total        $ 158
                                       ==============

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

Receivables from employees and independent registered representatives consist of the following:

                                                  As of June 30,
(in thousands)                                   2009        2008
------------------------------------------------------------------
Demand loans from employees and independent    $ 1,853     $ 1,564
registered representatives
Less: Allowance                                   (972)       (874)
                                               -------------------
Total                                          $   881     $   690
                                               ===================

6. PROPERTY AND EQUIPMENT, NET

Major classes of property and equipment consist of the following:

                                                      As of June 30,
(in thousands)                                       2009        2008
----------------------------------------------------------------------
Equipment                                          $ 3,791     $ 3,637
Furniture and Fixtures                               1,590       1,369
Leasehold Improvements                               1,777       1,555
Software                                               652         632
                                                   --------------------
Property and Equipment at Cost                       7,810       7,193
Less: Accumulated Depreciation and Amortization     (6,112)     (5,638)
                                                   --------------------
Property and Equipment, Net                        $ 1,698     $ 1,555
                                                   ===================

Property and equipment under capitalized leases was $2.9 million at June 30, 2009 and $2.7 million at June 30, 2008. Accumulated amortization related to capitalized leases was $2.4 million at June 30, 2009 and $2.2 million at June 30, 2008. Depreciation expense for property and equipment was $0.5 million for both fiscal years ended June 30, 2009 and 2008.

7. GOODWILL

Goodwill included on the balance sheets was $4.0 million at June 30, 2009 and 2008. Our goodwill at June 30, 2009 consists mostly of goodwill related to the acquisitions of PCS, Prime Financial Services, Inc. ("PFS") and Asset and Financial Planning, Ltd. ("AFP") completed during or prior to the fiscal year ended June 30, 1999, which was accounted for under the purchase method.

The impairment testing for goodwill was performed during the fourth quarter of fiscal 2009 and 2008 using future discounted cash flows and a market value approach and it was determined that no adjustment to goodwill was required in fiscal 2009 and 2008.

8. INTANGIBLE ASSETS

During the fiscal years ended June 30, 2009 and 2008, we acquired aggregate intangible assets valued at $0.6 million and $0.7 million, respectively, in connection with acquisitions which are accounted for under the purchase method.

Intangible assets consist of the following:

                                         As of June 30,
(in thousands)                         2009         2008
----------------------------------------------------------
Customer Lists                       $  6,543     $  6,002
Broker-Dealer Registration                100          100
Non-Compete Contracts                     763          678
House Accounts                            600          600
Administrative Infrastructure             500          500
Independent Contractor Agreements       3,100        3,100
                                     ---------------------
Intangible Assets at Cost              11,606       10,980
Less: Accumulated Amortization         (6,892)      (6,229)
                                     ---------------------
Intangible Assets, Net               $  4,714     $  4,751
                                     =====================

Amortization expense for the fiscal years ended June 30, 2009 and 2008 was computed on a straight-line basis over periods of two to 20 years, and amounted to $0.7 million and $0.6 million, respectively. Annual amortization expense will be approximately $0.7 million for each of the next five years.

As required, we performed the fair value impairment tests prescribed by SFAS No. 142 during the fiscal years ended June 30, 2009 and 2008. Fair value was determined based on recent comparable sales transactions and future cash flow projections. As a result, we recognized no impairment loss in fiscal 2009 and 2008.

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

Valuation techniques for fair value are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our best estimate, considering all relevant information. These valuation techniques involve some level of management estimation and judgment. The valuation process to determine fair value also includes making appropriate adjustments to the valuation model outputs to consider risk factors.

The fair value hierarchy of our inputs used in the determination of fair value for assets and liabilities during the current period consists of three levels. Level 1 inputs are comprised of unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. Level 2 inputs include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Level 3 inputs incorporate our own best estimate of what market participants would use in pricing the asset or liability at the measurement date where consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. If inputs used to measure an asset or liability fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the asset or liability. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

We have significant legacy accounts payable balances that are at least four years old and that we believe will never require a financial payment for a variety of reasons. Accordingly, under SFAS No. 157, we opted to use the cost approach as our valuation technique to measure the fair value of our legacy accounts payable. Based on historical payouts we have established an estimate of fifteen cents on the dollar on these legacy balances that we would potentially pay out. The income recorded during fiscal 2009 was $14.0 thousand and is recorded in other income, net on our Consolidated Statement of Operations.

The following table sets forth the liabilities as of June 30, 2009 which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement:

(in thousands)                                                                      Significant Unobservable
Description                                     Total Fair Value of Liability           Inputs (Level 3)
----------------------------------------------------------------------------------------------------------------
Accounts payable greater than 4 years old                   $ 8                               $ 8

The carrying value of our cash and cash equivalents, accounts payable and other current liabilities approximate fair value because of their short-term maturity. All of our other significant financial assets, financial liabilities and equity instruments are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

10. ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                         As of June 30,
(in thousands)                                          2009        2008
-------------------------------------------------------------------------
Accrued compensation                                  $  251      $   237
Accrued bonus                                             58           96
Accrued related party compensation and bonus             146          196
Accrued vacation                                         127          128
Accrued settlement fees                                  380          122
Accrued audit fees & tax fees                            163          160
Accrued interest                                          23           18
Accrued other                                            278          558
Accrued acquisition                                       46          242
                                                      -------------------
Total Accrued Expenses                                $1,472      $ 1,757
                                                      ===================

11. DEBT

                                                               As of June 30,
(in thousands)                                                2009       2008
-------------------------------------------------------------------------------
Private Offering Notes                                       $   745    $    --
Wachovia Bank (floating rate of Libor plus 4.0%)                  --        339
Note Payable for Insurance                                        88        356
Notes Payable for Client Settlements, payable over periods
    of up to 7 years at varying interest rate to 10%
                                                                  --         10
Capitalized Lease Obligations                                    692        626
                                                             ------------------
               Total                                           1,525      1,331
Less: Current Portion                                           (427)      (943)
                                                             ------------------
               Total                                         $ 1,098    $   388
                                                             ==================

On October 31, 2008 we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the "Offering"). The Offering was amended on December 8, 2008 and on September 3, 2009. The securities offered for sale in the Offering, as amended are: $2.3 million of notes with interest at 10% due on July 1, 2010 (the "Notes") and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the "Shares"). Through September 15, 2009, $1.7 million of Notes and $0.1 million, or 1.0 million shares, of our common stock were issued pursuant to the Offering. On January 27, 2009, Carole Enisman purchased a $0.2 million Note of the $1.7 million of Notes and on December 3, 2008, three trusts, of which James Ciocia is a trustee, purchased an aggregate of $0.3 million of Notes of the $1.7 million of the Notes. The Carole Enisman and James Ciocia as trustee purchases are included in related party debt.

As of June 30, 2008, we were in default of certain covenants under our term loan/revolving letter of credit financing with Wachovia. Our debt forbearance agreement with Wachovia was last amended on April 1, 2006. As a result of these defaults, our debt with Wachovia has been classified as a current liability on our financial statements. On August 20, 2007, as a result of the Investment Purchase Closing and the Private Placement Closing, a $50.0 thousand principal payment was made to Wachovia. On April 7, 2008, Wachovia agreed to waive our principal payments for the months of April, May and June of 2008 and to extend the due date of the loan with us from October 2008 to January 2009. We resumed our monthly payments in July 2008. On March 31, 2009, our outstanding principal balance of $0.1 million with Wachovia was paid in full.

Debt Maturities

The stated maturities of all long-term debt due after June 30, 2009 are as follows:

                (in thousands)
                For Fiscal Years Ended          Matures
                ---------------------------------------
                                     2010        $  427
                                     2011           990
                                     2012            73
                                     2013            27
                                     2014             8
                                         --------------
                                                 $1,525
                                         ==============

Note: This Debt Maturities schedule reflects the contractual payment terms of the debt maturities.

12. CAPITAL LEASE OBLIGATIONS

We are the lessee of certain equipment and leasehold improvements under capital leases expiring through 2014. The assets and liabilities under capital leases are carried at the lower of the present value of minimum lease payments or the fair market value of the asset. The assets are depreciated over the shorter of their estimated useful lives or their respective lease terms. Depreciation of assets under capital leases is included in depreciation expense.

Minimum future lease payments under capital leases as of June 30, 2009 are as follows:

                                              Minimum
                (in thousands)              Future Lease
                For Fiscal Years Ended        Payments
                ------------------------------------------
                                    2010            $ 440
                                    2011              287
                                    2012               80
                                    2013               36
                                    2014               11
                                           ---------------
                                   Total              854
                Less amount representing
                 finance charge                      (162)
                                           ---------------
                Present value of net
                 minimum lease payments             $ 692
                                           ===============

Capital equipment leases have the lease rate factor (finance charge) built into the monthly installment and range from 6.3% to 36.8%.

13. COMMITMENTS AND CONTINGENCIES

Leases

We are obligated under various non-cancelable lease agreements for the rental of office space through 2015. The lease agreements for office space contain escalation clauses based principally upon real estate taxes, building maintenance and utility costs.

The following is a schedule by fiscal year of future minimum rental payments required under operating leases as of June 30, 2009:

                                            Minimum
                (in thousands)               Rental
                For Fiscal Years Ended      Payments
                ----------------------------------------
                                     2010        $2,371
                                     2011         1,917
                                     2012         1,494
                                     2013         1,120
                                     2014           667
                               Thereafter           532
                                         ---------------
                                    Total        $8,101
                                         ===============

Rent expense from operations for the fiscal years ended June 30, 2009 and 2008 was $2.8 million and $2.6 million, respectively.

Professional Liability or Malpractice Insurance

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

Clearing Agreements

We are party to clearing agreements with unaffiliated correspondent brokers, which in relevant part state that we will assume customer obligations in the event of a default. At June 30, 2009, the clearinghouse brokers held approximately $0.2 million of cash as a deposit requirement, which is included in current assets on the balance sheet at June 30, 2009 as a reduction to amounts due to such brokers.

Net Capital Requirements

PCS is subject to the SEC's Uniform Net Capital Rule 15c 3-1, which requires that PCS maintain minimum regulatory net capital of $0.1 million and, in addition, that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed the greater of 15 to one. As of June 30, 2009, we were in compliance with these regulations.

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

Litigation

On June 30, 2009, the SEC executed an Order Instituting Administrative and Cease-And-Desist Proceedings (the "Order") Pursuant to Section 8A of the Securities Act of 1933 (the "Securities Act"), Sections 15(b) and 21(c) of the Securities Exchange Act of 1934 (the "Exchange Act"), and Section 203(f) of the Investment Advisors Act of 1940 (the "Advisors Act") against the Company, Prime Capital Services, Inc. a wholly owned subsidiary of the Company ("PCS"), Michael
P. Ryan, the Company's President and CEO ("Ryan"), Rose M. Rudden, the Chief Compliance Officer of PCS ("Rudden") and certain other current and former Company employee representatives registered with PCS (the "Representatives"). The Order alleged that the Company, PCS and the Representatives engaged in fraudulent sales of variable annuities to senior citizens and that Ryan, Rudden and two of the Representatives failed to supervise the variable annuity transactions.

The Order alleged that PCS willfully: engaged in fraudulent conduct in the offer, purchase and sale of securities; failed to make and keep current certain books and records relating to its business for prescribed periods of time; and failed reasonably to supervise with a view to prevent and detect violations of the federal securities statutes, rules and regulations by the Representatives.

The Order alleged that the Company aided, abetted and caused PCS to engage in fraudulent conduct in the offer, purchase and sale of securities.

The Order alleged that Ryan, Rudden and two of the Representatives failed reasonably to supervise with a view to preventing and detecting violations of the federal securities statutes, rules and regulations by the Representatives.

The Order alleged that four of the Representatives willfully: engaged in fraudulent conduct in the offer, purchase and sale of securities; and aided, abetted and caused PCS to fail to keep current certain books and records relating to its business for prescribed periods of time.

It is possible that the Company and PCS may be required to pay judgments, suffer penalties, incur settlements, or be obligated for non-financial undertakings in amounts that could have a material adverse effect on our business, results of operations, financial position or cash flows. As of June 30, 2009 we have accrued $344.0 thousand as a reserve for potential fines and disgorgement of profits related to the Order.

The Company and PCS are defendants and respondents in lawsuits and FINRA arbitrations in the ordinary course of business. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies," we have established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, our management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of the losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect our estimate of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. We accrued $0.2 million as a reserve for potential settlements, judgments and awards at June 30, 2009. PCS has errors and omissions coverage that will cover a portion of such matters. In addition, under the PCS registered representatives contract, each registered representative is responsible for covering awards, settlements and costs in connection with these claims. While we will vigorously defend our self in these matters and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

On February 4, 2004, we were served with a Summons and a Shareholder's Class Action and Derivative Complaint with the following caption: "Gary Kosseff, Plaintiff, against James Ciocia, Thomas Povinelli, Michael Ryan, Kathryn Travis, Seth A. Akabas, Louis P. Karol, Edward Cohen, Steven Gilbert and Doreen Biebusch, Defendants and Gilman & Ciocia, Inc., Nominal Defendant". The nature of the action is that the Company, our board of directors and our management, breached their fiduciary duty of loyalty in connection with the sale of certain of the Company's offices. The action was filed in the Court of Chancery of the State of Delaware in and for New Castle County under Civil Action No. 188-N. The case was scheduled for trial on June 4, 2007. The trial was postponed without a new date pending settlement negotiations. On February 15, 2008, a written Settlement Agreement was executed settling the lawsuit, subject to approval by the Court of Chancery. At a hearing on September 22, 2008, the Court of Chancery of the State of Delaware approved the Settlement Agreement and reserved decision on setting an award of attorney's fees and expenses for plaintiff's counsel. On October 31, 2008 Master in Chancery Sam Glasscock III issued a Master's Final Report awarding the plaintiff's attorney's fees in the amount of $1.2 million together with out-of-pocket costs in the amount of $0.1 million. We filed an exception contesting the Master's Final Report with the Court of Chancery, which was denied. The award of attorneys' fees and out-of-pocket costs was then paid by our Executive Liability and Organization Reimbursement Policy with National Union Fire Insurance Company of Pittsburgh, PA, ending the lawsuit.

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

On July 19, 2007 the shareholders approved the adoption of our 2007 Stock Incentive Plan (the "2007 Plan"). Subject to anti-dilution adjustments as provided in the 2007 Plan, (i) the 2007 Plan provides for a total of 16.1 million shares of our common stock to be available for distribution pursuant to the 2007 Plan, and (ii) the maximum number of shares of our common stock with respect to which stock options, restricted stock, deferred stock, or other stock-based awards may be granted to any participant under the 2007 Plan during any calendar year or part of a year may not exceed 0.6 million shares.

During fiscal 2009, there was an $8.0 thousand charge to earnings related to stock-option awards, and during fiscal 2008 there was no charge to earnings related to stock-option awards.

The table below summarizes plan and non-plan stock option activity for the fiscal years ended June 30, 2009 and 2008:

                                                                 Weighted
                                            Number of             Average
                                              Shares          Exercise Price
                                      ------------------------------------------
Outstanding, June 30, 2007                           788,500             $ 7.11
                                      ------------------------------------------
   Granted                                                 -                  -
   Exercised                                               -                  -
   Expired                                          (708,500)              7.80
   Canceled                                                -                  -
                                      ------------------------------------------
Outstanding, June 30, 2008                            80,000             $ 1.04
                                      ------------------------------------------
   Granted                                         2,165,800               0.17
   Exercised                                               -                  -
   Expired                                           (70,000)              0.33
   Canceled                                                -                  -
                                      ------------------------------------------
Outstanding, June 30, 2009                         2,175,800             $ 0.20
                                      ------------------------------------------

Exercisable June 30, 2008                             80,000             $ 1.04
Exercisable June 30, 2009                             10,000             $ 6.00

The weighted average fair value of options granted during the years ended June 30, 2009 and 2008 was $0.17 and zero, respectively.

                                  Stock Option Price Schedule
                                      As of June 30, 2009

                                         Weighted
                                         Average       Weighted        Number       Weighted
                       Number of        Remaining       Average     Exercisable      Average
     Range of           Options        Contractual     Exercise       Options       Exercise
  Exercise Price      Outstanding      Life (Years)      Price      Outstanding       Price
------------------------------------------------------------------------------------------------
    $0.01-$2.50         2,165,800            9           $ 0.17              -        $    -
    $5.01-$7.50            10,000            2           $ 6.00         10,000        $ 6.00
                   -------------------                            -----------------
                        2,175,800            9           $ 0.20         10,000        $ 6.00
                   ===================                            =================

The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

                                       2009           2008
                                    -------------------------
Expected Life (Years)                      9             2
Risk Free Interest Rate                 3.79%         2.17%
Volatility                            209.05%       190.05%
Dividend Yield                          0.00%         0.00%

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

15. EMPLOYEE BENEFIT PLAN

We maintain a 401(k) plan for the benefit of our eligible employees. We have not made any discretionary annual matching contributions.

16. RELATED PARTY DEBT AND TRANSACTIONS

                                                               As of June 30,
(in thousands)                                                2009        2008
--------------------------------------------------------------------------------

Prime Partners Note(a)(c)                                   $   739     $ 1,251
Trust Note(b)(c)(d)                                             470          --
Ciocia as Trustee Note(e)                                       300          --
Enisman Note(f)                                                 170          --
Finkelstein Note(g)                                              50          --
Other Officer's Notes                                            49          90
                                                            -------------------
        Total                                                 1,778       1,341
Less: Current Portion                                        (1,252)     (1,155)
                                                            -------------------
        Total                                               $   526     $   186
                                                            -------------------

(a) During fiscal 2007, Prime Partners loaned us an aggregate of $1.7 million at an interest rate of 10%. During fiscal 2007, we repaid $0.7 million to Prime Partners and as of June 30, 2007, we owed Prime Partners $2.8 million. Michael Ryan is a director, an officer and a significant shareholder of Prime Partners. On August 16, 2007, Prime Partners sold to Prime Partners II, LLC $1.5 million of the $2.8 million owed to it by the Company. Prime Partners II, LLC is a limited liability company. Michael Ryan is a significant member and a manager of Prime Partners II, LLC. On August 20, 2007, Prime Partners II, LLC converted the $1.5 million of our debt into 15.4 million shares of our common stock. As of June 30, 2008, we owed Prime Partners a total of $1.3 million in principal. A $1.0 million note to Prime Partners dated as of January 31, 2008 was due on June 30, 2008 (the "$1.0 Million Note"). On December 26, 2007, we entered into a promissory note in the amount of $0.3 million with Prime Partners for related party debt which was previously included in accrued expenses. The note pays interest at the rate of 10.0% per annum. The note is payable over 31 months and the first payment of approximately $11.0 thousand was paid in January 2008 and continues to be paid monthly.

(b) A trust, of which Mr. Finkelstein is the trustee ("the Trust"), made a short-term loan to Prime Partners for $0.3 million on July 18, 2006, which paid interest at 10% per annum. On October 16, 2006, the Trust made an additional short-term loan to Prime Partners for $0.2 million, which accrued interest at 10% per annum. As of June 30, 2008, Prime Partners owed the Trust $0.5 million in principal pursuant to a promissory note dated January 31, 2008 (the "Old Note"). As security for the total loan in the amount of $0.5 million, Prime Partners gave the Trust a security interest in the note related to the sale of two of our offices that we assigned to Prime Partners and a security interest in the notes that we owed to Prime Partners.

(c) As of September 1, 2008, Prime Partners assigned $0.5 million from the $1.0 Million Note to the Trust in payment of the Old Note. As of September 1, 2008, we entered into a new $0.5 million promissory note with Prime Partners at 10% interest to be paid in arrears through the end of the previous month on the 15th day of each month commencing on October 15, 2008 and principal due on or before July 1, 2009 (the "New Prime Partners Note"). The New Prime Partners Note was amended as of June 30, 2009 to extend the due date of principal to July 1, 2010.

(d) As of September 1, 2008, we entered into a new $0.5 million promissory note with the Trust (the "New Trust Note"). The New Trust Note was amended on January 30, 2009. The New Trust Note provided for 10% interest to be paid in arrears through the end of the previous month on the 15th day of each month commencing on October 15, 2008. The principal of the New Trust Note was to be paid to the Trust as follows: $117.5 thousand on March 31, 2009, April 30, 2009, May 31, 2009 and June 30, 2009. On May 8, 2009 the New Trust Note was amended to extend the full principal payment of $0.5 million to June 30, 2009. The New Trust Note was again amended as of September 25, 2009 to extend the due dates of principal to be paid as follows: $120.0 thousand due on March 1, 2010 and $175.0 thousand due on April 1, 2010 and April 15, 2010. We gave the Trust a collateral security interest in all of its assets, including the stock of PCS, subordinate only to the outstanding security interest of Wachovia Bank. We agreed that the only loan debt principal that we are permitted to pay until the New Trust Note is paid in full is: the existing Wachovia debt which was paid in full on March 31, 2009, the scheduled principal payments on certain executive notes with de minimis balances and the scheduled principal payments to Prime Partners for the $0.3 million Promissory Note dated December 26, 2007. No payments of loan principal can be paid to any other existing or future lenders, including to Prime Partners on the New Prime Partners Note. Prime Partners and Ted Finkelstein guaranteed the New Trust Note. The guarantee of Prime Partners is secured by a collateral assignment of the promissory note dated January 23, 2004 between Daniel R. Levy and the Company in the original amount of $0.9 million which was assigned to Prime Partners, Inc. on June 26, 2006.

(e) On December 3, 2008, three trusts of which James Ciocia is a trustee, purchased an aggregate of $0.3 million of the Notes issued pursuant to the Offering in reliance upon the exemption from registration in Rule 506 of Regulation D. On August 19, 2009, these trusts purchased an additional $0.3 million of the Notes. See Note 18.

(f) On January 27, 2009, Carole Enisman purchased a $0.2 million Note pursuant to the Offering. See Note 18.

(g) On November 28, 2008 we issued a promissory note in the amount of $50.0 thousand to Ted Finkelstein, our Vice President, General Counsel and Secretary. The note provides for 10.0% interest to be paid monthly with the principal balance to be paid before June 30, 2009. The promissory note was amended as of June 30, 2009 to extend the due date of principal to May 1, 2010.

Other Related Party Transactions

On August 20, 2007, we sold 40.0 million shares of our common stock to certain private placement purchasers, including officers, directors and employees of the Company and Prime Partners II, LLC, a holding company owned in part by Michael Ryan (our President and Chief Executive Officer and a member of our Board of Directors). See Note 18.

On October 30, 2001 we borrowed $1.0 million from Rappaport Gamma Limited Partnership ("Rappaport") pursuant to a written promissory note (the "Rappaport Loan"). On April 29, 2005, the Rappaport Loan, together with 785,298 shares of Company common stock held by Rappaport were sold to a group of our management and employees (the "Purchasing Group") for $0.8 million. The members of the Purchasing Group included Prime Partners, Inc., a corporation controlled by Michael Ryan, James Ciocia, Christopher Kelly, former General Counsel, Kathryn Travis, former Secretary, Dennis Conroy former Chief Accounting Officer, Ted Finkelstein and certain other employees. Since the resulting debt reduction of $0.2 million agreed to by the Purchasing Group resulted from a related party transaction, paid-in-capital was appropriately increased. Pursuant to the terms of the Rappaport Loan, the Purchasing Group, as holders of the Rappaport Loan, was entitled to receive, in the aggregate, as interest, 180,000 shares of Company common stock annually while the debt remained unpaid. Upon the purchase of the Rappaport Loan by the Purchasing Group, the Rappaport Loan was reclassified as a related party transaction. On August 20, 2007, as part of the Private Placement Closing, $0.7 million of the loan was converted to 7.1 million shares of Company common stock, leaving a $37,500 debt balance to one member of the Purchasing Group, who was not a related party. The $0.10 per share conversion price was the same price paid by all other participants in the Private Placement, which included purchasers unaffiliated with us. The $0.10 price was the result of an arms length negotiation with unaffiliated investors who purchased 40.0 million shares of Company common stock for $4.0 million. The $37,500 was paid on October 25, 2007 leaving no continuing obligations to the Purchasing Group.

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

James Ciocia, our Chairman of the Board of Directors and a financial planner for the Company, receives commissions based on a variable percentage of his own business production and under which he received an aggregate of $0.4 million in fiscal 2009.

James Ciocia and Michael Ryan personally guaranteed the repayment of our loan from Wachovia. Such shareholders received no consideration for such guarantees other than their salaries and other compensation.

On October 30, 2008 Michael Ryan and Carole Enisman each purchased 250,000 Shares of our common stock at $0.10 per Share pursuant to the Offering in reliance upon the exemption afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D. See Note 18.

17. TAXES ON INCOME

For fiscal year ended June 30, 2009 there was no income taxes recorded in the Consolidated Financial Statements. For fiscal year ended June 30, 2008, $80.0 thousand was recorded for income taxes in the Consolidated Financial Statements.

A valuation allowance has been established against the deferred tax assets as of June 30, 2009 and June 30, 2008.

Our net operating loss carryovers of $19.0 million at June 30, 2009 expire generally from 2022 to 2029. The ability to utilize net operating loss carryovers may be restricted based on Internal Revenue Code Section 382 "changes in ownership."

A reconciliation of the federal statutory rate to the provision for income taxes is as follows:

                                                     For Fiscal Years Ended June 30,
(in thousands)                                         2009                   2008
-----------------------------------------------------------------------------------------
Pre-tax income (loss) from
   Continuing operations                       $(1,797)               $ 3,698
Federal income taxes/(benefit)
   computed at statutory rates                    (629)      35.00%     1,294       35.00%
Reduction of taxable income for forgiveness
of indebtedness under Section
108(a)(1)(B) of the Internal Revenue Code                              (1,214)     -32.80%
State and local taxes/(benefit)
   net of federal tax benefit                       --          -%         --          -%
Accrual for non-deductible expense                  88          -%         --          -%
Valuation reserve                                  541          -%         --          -%
                                               -------                -------
Total income tax expense provision             $    --          -%    $    80          -%
                                               =======                =======

Net deferred assets were comprised of the following:
                                                      As of June 30,
(in thousands)                                     2009           2008
---------------------------------------------------------------------------
Net operating loss carry forward                     $ 6,600       $ 6,000
Intangibles                                            1,400         1,500
Other, net                                               900           900
                                              -----------------------------
   Total                                               8,900         8,400
Less Valuation reserve                                (8,900)       (8,400)
                                              -----------------------------
   Net                                               $     -       $     -
                                              =============================

18. EQUITY TRANSACTIONS

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

Nelson Obus and Frederick Wasserman are the Investor Directors designated by the Investment Purchasers. James Ciocia and Michael Ryan are the Existing Shareholder Directors designated by the Existing Shareholders.

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

On October 10, 2008 we issued 300,000 shares to certain of our Board of Directors in consideration for services as director compensation pursuant to our 2007 Stock Incentive Plan.

On October 31, 2008 we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the "Offering"). The Offering was amended on December 8, 2008 and on September 3, 2009. The securities offered for sale in the Offering, as amended are: $2.3 million of notes with interest at 10% due on July 1, 2010 (the "Notes") and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the "Shares"). Through September 15, 2009, $1.7 million of Notes and $0.1 million, or 1.0 million shares, of our common stock were issued pursuant to the Offering.

On November 14, 2008 we issued 250,000 shares to VFinance for consulting services rendered in reliance upon the exemption afforded by Rule 506 of Regulation D.

19. SUBSEQUENT EVENT

On October 31, 2008 we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the "Offering"). The Offering was amended on December 8, 2008 and on September 3, 2009. The securities offered for sale in the Offering, as amended are: $2.3 million of notes with interest at 10% due on July 1, 2010 (the "Notes") and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the "Shares"). Through June 30, 2009, $1.2 million of Notes and $0.1 million, or 1.0 million shares, of our common stock were issued pursuant to the Offering. During August 2009, we issued another $0.5 of Notes.