Form 10-Q
period 2009-09-30
GILMAN CIOCIA, INC.
filed 2009-11-13
CIK 914142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

---------------------------

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________

Commission File Number 000-22996

GILMAN CIOCIA, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	11-2587324 (I.R.S. Employer Identification No.)

11 RAYMOND AVENUE
POUGHKEEPSIE, NEW YORK 12603
(Address of principal executive offices)(Zip code)

(845) 486-0900
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

As of November 6, 2009, 96,368,609 shares of the issuer's common stock, $0.01 par value, were outstanding.

GILMAN CIOCIA, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Period Ending September 30, 2009

TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Such statements, including statements regarding our expectations about our ability to raise capital, our strategy to achieve our corporate objectives, including our strategy to pursue growth through acquisitions, to increase revenues through our registered representative recruiting program and expand our brand awareness and business presence, our ability to be profitable, the cyclical nature of our business, our liquidity, revenues, the payment of legacy accounts payable, the outcome or effect of litigation, arbitration and regulatory investigations, the impact of certain accounting pronouncements, the effects of our cost-cutting measures, contingent liability associated with acquisitions, the impact of the current economic downturn, and others, are based upon current information, expectations, estimates and projections regarding us, the industries and markets in which we operate, and management's assumptions and beliefs relating thereto.  Words such as “will,” “plan,” “expect,” “remain,” “intend,” “estimate,” “approximate,” and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecasted in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by federal, state and local authorities and their impact on the lines of business in which we and our subsidiaries are involved; unforeseen compliance costs; changes in economic, political or regulatory environments; the impact of the financial market turmoil and the potential for an ongoing recession; changes in competition and the effects of such changes; the inability to implement our strategies; changes in management and management strategies; our inability to successfully design, create, modify and operate our computer systems and networks; and litigation and regulatory actions involving us.  Readers should take these factors into account in evaluating any such forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  The reader should, however, consult further disclosures we may make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GILMAN CIOCIA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	Unaudited
	September 30,	June 30,
	2009	2009 (1)
Assets

Cash & Cash Equivalents	$461	$719
Marketable Securities	16	17
Trade Accounts Receivable, Net	2,791	2,269
Receivables from Employees, Net	1,108	881
Prepaid Expenses	593	387
Other Current Assets	99	165
Total Current Assets	5,068	4,438

Property and Equipment (less accumulated depreciation of $6,237
at September 30, 2009 and $6,112 at June 30, 2009)	1,596	1,698
Goodwill	4,044	4,029
Intangible Assets (less accumulated amortization of $7,077 at
September 30, 2009 and $6,892 at June 30, 2009)	4,584	4,714
Other Assets	463	469
Total Assets	$15,755	$15,348

Liabilities and Shareholders' Equity

Accounts Payable ($8 are valued at fair value at
September 30, 2009 and June 30, 2009)	$2,449	$2,327
Accrued Expenses	1,504	1,472
Commission Payable	2,903	2,261
Current Portion of Notes Payable and Capital Leases	1,552	427
Deferred Income	24	110
Due to Related Parties	1,997	1,252
Total Current Liabilities	10,429	7,849

Long Term Portion of Notes Payable, Capital Leases and Other	354	1,178
Long Term Portion of Related Party Notes	32	526
Total Liabilities	10,815	9,553

Shareholders' Equity

Preferred Stock, $0.001 par value; 100 shares authorized; none issued	-	-
Common Stock, $0.01 par value 500,000 shares authorized; 95,869 shares
issued at September 30, 2009 and June 30, 2009	959	959
Additional Paid in Capital	36,440	36,435
Accumulated Deficit	(32,459)	(31,599)
Total Shareholders' Equity	4,940	5,795
Total Liabilities and Shareholders' Equity	$15,755	$15,348

(1) Derived from audited financial statements.
See Notes to Unaudited Consolidated Financial Statements

GILMAN CIOCIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	For the Three Months Ended September 30,
	2009	2008
Revenues
Financial Planning Services	$8,475	$9,761
Tax Preparation and Accounting Fees	679	648
Total Revenues	9,154	10,409

Operating Expenses
Commissions	5,092	6,202
Salaries and Benefits	2,144	2,141
General and Administrative	1,156	1,005
Advertising	179	369
Brokerage Fees and Licenses	352	418
Rent	684	642
Depreciation and Amortization	311	277
Total Operating Expenses	9,918	11,054

Loss Before Other Income and Expenses	(764)	(645)
Other Income/(Expense)
Interest and Investment Income	4	6
Interest Expense	(100)	(70)
Other Income, Net	-	13
Total Other Income/(Expense)	(96)	(51)

Loss Before Income Taxes	(860)	(696)
Income Tax Expense	-	-
Net Loss	$(860)	$(696)

Weighted Average Number of Common
Shares Outstanding:
Basic and Diluted Shares	95,869	93,832

Basic and Diluted Net Loss Per Share:
Net Loss Per Common Share	$(0.01)	$(0.01)

See Notes to Unaudited Consolidated Financial Statements

GILMAN CIOCIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	For the Three Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(860)	$(696)

Adjustments to reconcile net loss to net cash provided
by/(used in) operating activities:
Depreciation and amortization	311	277
Issuance of common stock for stock-based compensation and other	5	8
Allowance for doubtful accounts	54	10
Gain on fair value recognition on accounts payable	-	(13)

Changes in assets and liabilities:
Accounts receivable	(556)	154
Prepaid and other current assets	(175)	299
Change in marketable securities	1	3
Other assets	4	19
Accounts payable and accrued expenses	943	(44)
Deferred income	(86)	(1)
Net cash provided by/(used in) operating activities:	(359)	16

Cash Flows from Investing Activities:
Capital expenditures	(19)	(113)
Cash paid for acquisitions, net of cash acquired and debt incurred	(218)	(135)
Receivables from employees	(214)	(165)
Due from office sales	4	6
Net cash used in investing activities:	(447)	(407)

Cash Flows from Financing Activities:
Proceeds from other loans	394	30
Proceeds from notes payable	170	-
Proceeds from capital stock issuance	-	20
Proceeds from related parties	300	-
Payments to related parties	(49)	(37)
Payments of bank loans and other loans	(267)	(361)
Payments related to stock offering costs	-	(16)
Net cash provided by/(used in) financing activities:	548	(364)

Net change in cash and cash equivalents	(258)	(755)
Cash and cash equivalents at beginning of period	719	1,373
Cash and cash equivalents at end of period	$461	$618

See Notes to Unaudited Consolidated Financial Statements and Supplemental Disclosures to Consolidated Statements of Cash Flows

GILMAN CIOCIA, INC.
Supplemental Disclosures to Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Three Months Ended September 30,
	2009	2008
Cash Flow Information
Cash payments during the year for:
Interest	$95	$70

Supplemental Disclosure of Non-Cash Transactions
Issuance of common stock for services, interest
and other	$-	$8
Equipment acquired under capital leases	$4	$-
Fair value recognition on legacy accounts payable	$-	$(13)

See Notes to the Unaudited Consolidated Financial Statements

GILMAN CIOCIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  ORGANIZATION AND NATURE OF BUSINESS

Description of the Company

Gilman Ciocia, Inc. (together with its wholly owned subsidiaries, “we”, “us”, “our” or the “Company”) was founded in 1981 and is incorporated under the laws of the State of Delaware.  We provide federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets, accounting services to small and midsize companies and financial planning services, including securities brokerage, investment management services, insurance and financing services.  As of September 30, 2009, we had 26 company-owned offices operating in three states (New York, New Jersey, and Florida) and 41 independently operated offices providing financial planning services in 11 states.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted pursuant to such rules and regulations.  However, we believe that the disclosures are adequate to make the information presented not misleading.  The Consolidated Balance Sheet as of September 30, 2009, the Consolidated Statements of Operations for the three months ended September 30, 2009 and 2008 and the Consolidated Statements of Cash Flows for the three months ended September 30, 2009 and 2008 are unaudited.  The Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations.  The operating results for the three months ended September 30, 2009 are not necessarily indicative of the results to be expected for any other interim period or any future year.  These Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Furthermore, we, including our wholly owned subsidiary Prime Capital Services, Inc. (“PCS”), have been named as a defendant in various customer arbitrations.  These claims result from the actions of brokers affiliated with PCS.  In addition, under the PCS registered representatives contract, each registered representative has indemnified us for these claims.  We have established liabilities for potential losses from such complaints, legal actions, government investigations and proceedings.  In establishing these liabilities, our management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses.  In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, including the SEC’s Order Instituting Administrative and Cease-And-Desist Proceedings (the “Order”) (see Note 4), it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution.  However, accruals are reviewed regularly and are adjusted to reflect our estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter.  Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters.  If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined.  A majority of these claims are covered by our errors and omissions insurance policy.  While we will vigorously defend ourselves in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include investments in money market funds and are stated at cost, which approximates market value.  Cash at times may exceed FDIC insurable limits.

Impairment of Intangible Assets

Impairment of intangible assets results in a charge to operations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We test goodwill for impairment annually (our fourth quarter) or more frequently whenever events occur or circumstances change, which would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Net Income/(Loss) Per Share

Basic net income/(loss) per share is computed using the weighted average number of common shares outstanding during each period.  Options to purchase 2,132,300 common shares at an average price of $0.20 per share were outstanding during the three months ended September 30, 2009, but were not included in the computation of diluted earnings per share because to do so would be anti-dilutive and because the options’ exercise prices were greater than the average market price of the common shares.  Options to purchase 80,000 common shares at an average price of $1.04 per share were outstanding during the three months ended September 30, 2008, but were not included in the computation of diluted earnings per share because to do so would be anti-dilutive and because the options’ exercise prices were greater than the average market price of the common shares.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and debt, approximated fair value as of September 30, 2009 because of the relatively short-term maturity of these instruments and their market interest rates.

Contingent Consideration

We entered into two asset purchase agreements during fiscal 2009 and four asset purchase agreements during fiscal 2008 which include contingent consideration based upon gross revenue generated in future periods.  No liability will be recorded until the contingency is determined beyond a reasonable doubt.  In December 2007, the Financial Accounting Standards Board (“FASB”) amended its guidance on business combinations.  The new accounting guidance supersedes or amends other authoritative literature although it retains the fundamental requirements that the acquisition method of accounting (previously referred to as “purchase method”) be used for all business combinations and that an acquirer be identified for each business combination.  The new guidance also establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in an acquiree; (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination.  The new guidance also requires the acquirer to expense, as incurred, costs relating to any acquisitions.  This new accounting guidance issued by the FASB on business combinations was effective for us July 1, 2009 and will be applied prospectively to business combinations that have an acquisition date on or after July 1, 2009.

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

3.  RECENT ACCOUNTING PRONOUNCEMENTS

Effective for interim and annual periods ending after September 15, 2009, the FASB Accounting Standards CodificationTM (the “Codification”) is the single source of authoritative literature of U.S. generally accepted accounting principles (“GAAP”).  The Codification consolidates all authoritative accounting literature into one internet-based research tool, which supersedes all pre-existing accounting and reporting standards, excluding separate rules and other interpretive guidance released by the SEC.  New accounting guidance is now issued in the form of Accounting Standards Updates, which update the Codification.  We have adopted the Codification in the period ending September 30, 2009.  The adoption of Codification did not result in any change in our significant accounting policies.

In August 2009, the FASB issued guidance on measuring liabilities at fair value.  This guidance amends the fair value measurements and disclosures by providing additional guidance clarifying the measurement of liabilities at fair value.  This new accounting guidance is effective for us for the reporting period ending December 31, 2009.  We do not expect the adoption of this new accounting guidance to have an impact on our consolidated financial statements.

In June 2009, the FASB amended its guidance on Variable Interest Entities (“VIE’s”).  The amended guidance changes how a company determines when an entity that is sufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  It also requires a company to provide additional disclosures about its involvement with VIE’s and any significant changes in risk exposure due to that involvement.  The requirements of the amended accounting guidance are effective for us July 1, 2010 and early adoption is prohibited.  We are currently assessing the impact this amended accounting guidance will have on our consolidated financial statements.

In December 2007, the FASB amended its guidance on business combinations.  The new accounting guidance supersedes or amends other authoritative literature although it retains the fundamental requirements that the acquisition method of accounting (previously referred to as “purchase method”) be used for all business combinations and that an acquirer be identified for each business combination.  The new guidance also establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in an acquiree; (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination.  The new guidance also requires the acquirer to expense, as incurred, costs relating to any acquisitions.  In April 2009, the FASB amended its guidance further by amending and clarifying the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies.  This new accounting guidance issued by the FASB on business combinations was effective for us July 1, 2009 and will be applied prospectively to business combinations that have an acquisition date on or after July 1, 2009.  The adoption of the new accounting guidance did not have a significant impact on our consolidated financial statements.  However, any business combinations entered into in the future may impact our consolidated financial statements as a result of the potential earnings volatility due to the changes described above.

In April 2008, the FASB issued guidance on the determination of the useful life of an intangible asset.  This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  This new accounting was effective for us July 1, 2009 and will be applied prospectively to business combinations that have an acquisition date on or after July 1, 2009.   The adoption of the new accounting guidance did not have a significant impact on our consolidated financial statements.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

4.  COMMITMENTS AND CONTINGENCIES

Litigation

On June 30, 2009, the SEC executed an Order Instituting Administrative and Cease-And-Desist Proceedings (the “Order”) Pursuant to Section 8A of the Securities Act, Sections 15(b) and 21(c) of the Exchange Act, and Section 203(f) of the Investment Advisors Act of 1940 (the “Advisors Act”) against the Company, PCS, Michael P. Ryan, the Company’s President and CEO (“Ryan”), Rose M. Rudden, the Chief Compliance Officer of PCS (“Rudden”) and certain other current and former Company employee representatives registered with PCS (the “Representatives”).  The Order alleged that the Company, PCS and the Representatives engaged in fraudulent sales of variable annuities to senior citizens and that Ryan, Rudden and two of the Representatives failed to supervise the variable annuity transactions.

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

Hearings have been scheduled before an Administrative Law Judge commencing on December 1, 2009.

It is possible that the Company and PCS may be required to pay judgments, suffer penalties, incur settlements, or be obligated for non-financial undertakings in amounts that could have a material adverse effect on our business, results of operations, financial position or cash flows.  As of September 30, 2009 we have accrued $344.0 thousand as a reserve for potential fines and disgorgement of profits related to the Order.

The Company and PCS are defendants and respondents in lawsuits and Financial Industry Regulatory Authority (“FINRA”) arbitrations in the ordinary course of business.  PCS has errors and omissions insurance coverage that will cover a portion of such matters.  In addition, under the PCS registered representatives contract, each registered representative is responsible for covering awards, settlements and costs in connection with these claims.  While we will vigorously defend ourselves in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.  At September 30, 2009 we have accrued $0.2 million for potential settlements, judgments and awards.

5.  EQUITY

On October 31, 2008 we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “Offering”).  The Offering was amended on December 8, 2008 and on September 3, 2009.  The securities offered for sale in the Offering, as amended are:  $1.7 million of notes with interest at 10.0% due on July 1, 2010 and $0.5 million of notes with interest at 10.0% due on July 1, 2011 (the “Notes”) and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).    During August 2009, we issued another $0.5 million of Notes bringing the total issued through September 30, 2009, to $1.7 million of Notes and $0.1 million, or 1.3 million Shares.

6.  FAIR VALUE MEASUREMENTS

The fair value measurement provision defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute.

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

We have significant legacy accounts payable balances that are at least four years old and that we believe will never require a financial payment for a variety of reasons.  Accordingly, we opted to use the cost approach as our valuation technique to measure the fair value of our legacy accounts payable.  Based on historical payouts we have established an estimate of fifteen cents on the dollar on these legacy balances that we would potentially pay out.  No income was recorded during the three months ended September 30, 2009.

The following table sets forth the liabilities as of September 30, 2009 which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.  These are classified based on the lowest level of input that is significant to the fair value measurement:

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

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

A reconciliation of the change in the carrying value of goodwill for the three month period ended September 30, 2009 is as follows (in thousands):

Balance at June 30, 2009	$4,029
Adjustment to purchase accounting (1)	15
Balance at September 30, 2009	$4,044

(1) During fiscal 2008 and 2009, we purchased six tax preparation and accounting practices.  Initial purchase prices are adjusted based on contingency payments made subsequent to the original purchase date.

Other intangible assets subject to amortization are comprised of the following at September 30, 2009 (in thousands):

Customer Lists	$6,586
Broker-Dealer Registration	100
Non-Compete Contracts	775
House Accounts	600
Administrative Infrastructure	500
Independent Contractor Agreements	3,100
Intangible Costs at Cost	11,661
Less: Accumulated Amortization and Impairment	(7,077)
Intangible Assets, Net	$4,584

Amortization expense for each of the three month periods ended September 30, 2009 and September 30, 2008 was $0.2 million.

8.  ACQUISITIONS

During fiscal 2009 and 2008, we entered into asset purchase agreements to purchase six tax preparation, accounting and financial planning businesses.  In each case, the purchase price is equal to a percentage of gross revenue generated from the preparation of tax returns, accounting services and financial planning revenues from clients generated during a one to five-year period.  Commencing on the first quarter end after the acquisition date and each 90-day period thereafter, we will pay the seller an installment payment based on a percentage of gross revenues generated during a one to five-year period after the closing date less all prior payments received.  Payments made as of September 30, 2009 totaled $1.3 million in the aggregate.  No liability will be recorded until the contingency is determinable beyond a reasonable doubt.  Based on an estimate of these future revenues, we expect we will have a contingent liability of $0.9 million, subject to change based on actual future revenues earned.

9.  DEBT

On October 31, 2008 we commenced the Offering.  The Offering was amended on December 8, 2008 and on September 3, 2009.  The securities offered for sale in the Offering, as amended are:  $1.7 million of Notes with interest at 10.0% due on July 1, 2010 and $0.5 million of Notes with interest at 10.0% due on July 1, 2011 and $0.4 million, or 3.5 million Shares with a price of $0.10 per share.    During August 2009, we issued another $0.5 million of Notes bringing the total issued through September 30, 2009, to $1.7 million of Notes and $0.1 million, or 1.3 million Shares.

On January 27, 2009, Carole Enisman purchased a $0.2 million Note of the $1.7 million of Notes.  On December 3, 2008 and August 19, 2009, three trusts, of which James Ciocia is a trustee, purchased an aggregate of $0.6 million of Notes of the $1.7 million of the Notes.  The Carole Enisman and James Ciocia as trustee purchases are included in related party debt.

10.  STOCK BASED COMPENSATION

We account for stock-based compensation using a modified prospective application.  Under this application, we are required to record compensation expense using a fair-value-based measurement method for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  We have adopted the policy to recognize compensation expense on a straight-line attribution method.

Changes in our stock option activity during the three months ended September 30, 2009 were as follows:

	Shares	Weighted Average Exercise Price
Outstanding, June 30, 2009	2,175,800	$0.20
Granted	-	-
Exercised	-	-
Expired	-	-
Canceled	(43,500)	(0.18)
Outstanding, September 30, 2009	2,132,300	$0.20

Exercisable, September 30, 2009	10,000	$6.00

The range of exercise prices for the outstanding options at September 30, 2009 is between $0.10 and $6.00.

During the three months ended September 30, 2009, 43,500 outstanding options at an exercise price of $0.18 were canceled as a result of employees terminating employment prior to fully vesting.

11.  ACCRUED EXPENSES

Accrued expenses consist of the following:

(in thousands)	September 30,	June 30,
	2009	2009

Accrued compensation	$235	$251
Accrued bonus	58	58
Accrued related party compensation and bonus	121	146
Accrued vacation	122	127
Accrued settlement fees	431	380
Accrued audit fees & tax fees	132	163
Accrued interest	30	23
Accrued other	329	278
Accrued acquisitions short term	46	46
Total Accrued Expenses	$1,504	$1,472

12.  RELATED PARTY TRANSACTIONS

As of June 30, 2009 we owed a trust, of which Ted Finkelstein, our Vice President and General Counsel, is the trustee,  $0.5 million in principal pursuant to a promissory note (the “New Trust Note”) dated September 1, 2008 and subsequently amended on January 30, 2009 and May 8, 2009.    The New Trust Note was again amended as of September 25, 2009 to extend the due dates of principal to be paid as follows: $120.0 thousand due on March 1, 2010 and $175.0 thousand due on April 1, 2010 and April 15, 2010.

On December 3, 2008, three trusts of which James Ciocia is a trustee, purchased an aggregate of $0.3 million of the Notes issued pursuant to the Offering in reliance upon the exemption from registration in Rule 506 of Regulation D.  On August 19, 2009, these trusts purchased an additional $0.3 million of the Notes.  See Note 9.

At September 30, 2009, the aggregate amount we owed to related parties was $2.0 million.

13.  SUBSEQUENT EVENTS

On October 2, 2009, pursuant to the Company’s 2007 Stock Incentive Plan (the “2007 Plan”), we granted to the independent members of our Board of Directors and Jim Ciocia, our Chairman of the Board, in aggregate, $30.0 thousand in common stock options, or 499,998 common stock options each with an exercise price of $0.15 and a five-year term which vest as to 20.0% of the shares annually commencing one year after the date of grant and which have a Black-Scholes value at the time of grant determined based on the closing price of our common stock on the date of grant.  Additionally, on October 2, 2009 we issued in the aggregate to these same board members $30.0 thousand in common stock, or 499,998 shares of restricted common stock.

On November 9, 2009, we issued $0.4 million of Notes due on July 1, 2011 with interest at 10.0% bringing the total issued to $2.1 million of Notes and $0.1 million, or 1.3 million shares, of our common stock issued pursuant to the Offering.  See Note 5.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS

This Item 2 contains forward-looking statements.  Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control.  Our actual results, performance, prospects, or opportunities could differ materially from those expressed in or implied by the forward-looking statements.  Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ, including those discussed in the sections entitled “Forward-Looking Statements” and “Risk Factors” included elsewhere in this Quarterly Report as well as those risk factors discussed in the section entitled “Risk Factors” in our annual report on Form 10-K.

Overview

We provide federal, state and local income tax return preparation for individuals predominantly in middle and upper income brackets and accounting services to small and midsize companies and financial planning services, including securities brokerage, investment management services, insurance and financing services.  Clients often consider other aspects of their financial needs such as investments, insurance, pension and estate planning, while having their tax returns prepared by us.  We believe that our tax return preparation and accounting services are inextricably intertwined with our financial planning activities. The two channels leverage off each other, improving economies of scale and client retention.  The financial planners who provide such services are our employees or independent contractors and are registered representatives of Prime Capital Services, Inc. (“PCS”), a wholly owned subsidiary.  PCS conducts a securities brokerage business providing regulatory oversight and products and sales support to its registered representatives, who sell investment products and provide services to their clients.  PCS earns a share of commissions from the services that the financial planners provide to their clients in transactions for securities, insurance and related products.  PCS is a registered securities broker-dealer with the Securities and Exchange Commission (“SEC”) and a member of the Financial Industry Regulatory Authority (“FINRA”).  We also have a wholly owned subsidiary, Asset & Financial Planning, Ltd. (“AFP”), which is registered with the SEC as an investment advisor.  Almost all of our financial planners are also authorized agents of insurance underwriters.  We have the capability of processing insurance business through PCS and Prime Financial Services, Inc. (“PFS”), a wholly owned subsidiary, which are licensed insurance brokers, as well as through other licensed insurance brokers.  We are a licensed mortgage broker in the States of New York and Pennsylvania.  GC Capital Corporation, a wholly owned subsidiary of the Company, is a licensed mortgage broker in the State of Florida.  PCS also earns revenues from its strategic marketing relationships with certain product sponsors (“PCS Marketing”) which enables PCS to efficiently utilize its training, marketing and sales support resources.

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

We also provide financial planning services through approximately 41 independently owned and operated offices in 11 states.  We benefit from economies of scale associated with the aggregate production of both Company offices and independently owned offices.  Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K can be obtained, free of charge, on our web site at www.gtax.com.

For the three months ended September 30, 2009, approximately 7.0% of our revenues were earned from tax preparation and accounting services and approximately 93.0% were earned from all financial planning and related services, of which approximately 74.0% were earned from brokerage commissions, 21.0% from asset management, 3.0% from insurance, 1.0% from lending services and 1.0% from PCS Marketing.

The tax preparation business is a highly seasonal business.  The first and second quarters of our fiscal year are typically our weakest quarters and the third quarter of our fiscal year is typically our strongest.

During the three months ended September 30, 2009, we had net loss of $0.9 million compared to net loss of $0.7 million during the three months ended September 30, 2008.  Although financial planning revenues were lower by $1.3 million versus the same period last year, corresponding commission expense was lower by $1.1 million.  We had favorable increases in tax preparation and accounting services revenue year over year due to an increase in average client fees and due to two acquisitions that were made during the three months ended March 31, 2009.

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

We believe that the significant turmoil in the financial markets that began in 2008 and which continued into the first quarter of fiscal 2010, and the related erosion of investor confidence will continue to negatively impact our operating results.  To help mitigate the negative impact on our operating results in fiscal 2010, we implemented more cost cutting strategies in the three months ended September 30, 2009, mostly in the way of staff reductions.  The effect of these cost cuts will not impact our financial results until the second quarter of our fiscal year.  We remain committed, however, to investing in the continuing development of our network of financial representatives and to acquiring additional tax preparation and accounting firms to increase our client base and accounting business as part of our long-term strategy for growing our revenues and earnings.

Managed Assets

As indicated in the following table, as of September 30, 2009, assets under AFP management increased 9.2%, or $48.3 million, to $572.0 million, from $523.7 million as of June 30, 2009.  This increase is mostly attributable to growth in our new money under management, as well as due to improved market conditions.  As of September 30, 2009, total Company securities under custody were $3.7 billion, up 10.1%, or $337.9 million from June 30, 2009.

The following table presents the market values of assets under AFP management:

(in thousands)

Market Value as of	Annuities	Brokerage	Total Assets Under Management

9/30/2009	$283,186	$288,813	$571,999
6/30/2009	$275,321	$248,394	$523,715
3/31/2009	$229,940	$219,233	$449,173
12/31/2008	$269,566	$192,235	$461,801

The following table presents the market values of total Company securities under custody.  The numbers do not include fixed annuities.  In the current market environment we are seeing an increase in fixed annuity transactions.

(in thousands)

Market Value as of	Total Company Securities Under Custody

9/30/2009	$3,687,054
6/30/2009	$3,349,106
3/31/2009	$3,067,632
12/31/2008	$3,166,001

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

Revenue

The following table presents revenue by product line and brokerage revenue by product type:

	For the Three Months Ended September 30,
(in thousands)			% Change	% of Total Revenue	% of Total Revenue
Consolidated Revenue Detail	2009	2008	2009-2008	2009	2008

Revenue by Product Line
Brokerage Commissions Revenue	$6,257	$6,884	-9.1%	68.4%	66.1%
Insurance Commissions	261	381	-31.5%	2.8%	3.7%
Advisory Fees (1)	1,799	2,305	-22.0%	19.7%	22.2%
Tax Preparation and Accounting Fees	679	648	4.8%	7.4%	6.2%
Lending Services	82	115	-28.7%	0.9%	1.1%
Marketing Revenue	76	76	0.0%	0.8%	0.7%
Total Revenue	$9,154	$10,409	-12.1%	100.0%	100.0%

Brokerage Commissions Revenue by Product Type
Mutual Funds	$963	$864	11.5%	10.5%	8.3%
Equities, Bonds & Unit Investment Trusts	353	271	30.3%	3.9%	2.6%
Annuities	2,277	3,428	-33.6%	24.9%	32.9%
Trails (1)	2,026	1,945	4.2%	22.1%	18.7%
All Other Products	638	376	69.7%	7.0%	3.6%
Brokerage Commissions Revenue	$6,257	$6,884	-9.1%	68.4%	66.1%

(1) Advisory fees represent the fees charged by the Company’s investment advisors on client’s assets under management and is calculated as a percentage of the assets under management, on an annual basis.  Trails are commissions earned by PCS as the broker dealer each year a client’s money remains in a mutual fund or in a variable annuity account, as compensation for services rendered to the client.  Advisory fees and trails represent recurring revenue.  While these fees generate substantially lower first year revenue than most commission products and are more susceptible to fluctuations in the financial markets, the recurring nature of these fees provides a platform for accelerating future revenue growth.

The following table sets forth a breakdown of our consolidated financial planning revenue by company-owned offices and independent offices for the three months ended September 30, 2009 and 2008:

	For Three Months Ended September 30,
(in thousands)	2009	% of Total	2008	% of Total
Company-Owned Offices	$ 4,176	49.3%	$ 4,792	49.1%
Independent Offices	4,299	50.7%	4,969	50.9%
Total	$ 8,475		$ 9,761

Our total revenues for the three months ended September 30, 2009 were $9.2 million compared to $10.4 million for the three months ended September 30, 2008, a decrease of $1.3 million or 12.1%.  Our total revenues for the three months ended September 30, 2009 consisted of $8.5 million for financial planning services and $0.7 million for tax preparation and accounting services.  Financial planning services represented approximately 93.0% and tax preparation and accounting services represented approximately 7.0% of our total revenues during the three months ended September 30, 2009.  Our total revenues for the three months ended September 30, 2008 consisted of $9.8 million for financial planning services and $0.6 million for tax preparation and accounting services.  Financial planning services represented approximately 94.0% and tax preparation fees and accounting services represented approximately 6.0% of our total revenues during the three months ended September 30, 2008.

For the three months ended September 30, 2009, financial planning revenue was $8.5 million compared to $9.8 million for the same period last year.  This decrease in financial planning revenue is mostly attributable to the effects of the recent market conditions compared with the same period last year and some representative attrition in both the independent and employee channels.  For the three months ended September 30, 2009, revenues from trails and advisory fees decreased to $3.8 million, down $0.4 million from $4.3 million for the three months ended September 30, 2008, representing a 10.0% decrease in recurring revenue.  The decrease in recurring revenues is mostly attributable to lower assets under management and securities under custody at June 30, 2009, at which time fees are determined and revenue is recognized during the three months ended September 30, 2009, compared with the same period last year.  Most of the reduction of assets under management and securities under custody is attributable to market declines realized during the three months ended June 30, 2009.  We continue to remain committed to our strategy of growing our recurring revenues in an effort to mitigate any negative impact a volatile market may have on our other revenue streams.   This is evidenced by growth in our new money under management which had a net increase of $18.5 million for the three months ended September 30, 2009.

Tax preparation and accounting services revenue was $0.7 million for the three months ended September 30, 2009 compared to $0.6 million for the same period last year.  The majority of this increase in tax preparation and accounting services revenue is attributable to the additional revenue generated from the two tax preparation and accounting businesses acquired in the third quarter of fiscal 2009 and increases in average client fees, offset in part by net client attrition.

Expenses

Our total operating expenses for the three months ended September 30, 2009 were $9.9 million, down $1.1 million or 10.3%, compared to $11.1 million for the three months ended September 30, 2008.  This decrease is due to decreased commission expense of $1.1 million resulting from revenue declines and decreased advertising costs of $0.2 million attributable to our efforts to find more cost effective advertising channels to grow brand awareness, offset in part by an increase in general and administrative expenses of $0.2 million primarily attributable to an increase in bad debt expense resulting from higher accounting revenue receivables outstanding at September 30, 2009 compared to the same period last year, insurance premium increases and general office expense increases.

Commission expense was $5.1 million for the three months ended September 30, 2009, compared with $6.2 million for the same period last year.  Commission expense decreased $1.1 million due to the declines in revenue, as well as due to the mix of financial planning revenue generated on the employee channel compared with the independent channel.  Financial planning commission expense as a percentage of financial planning revenue was approximately 60.0% and 63.0% for the three months ended September 30, 2009 and September 30 2008, respectively.  This decrease as a percentage of revenue is attributable to financial planning revenue generated through our employee channel representing 49.3% of the total financial planning revenue where commission pay out rates are lower than on the independent channel compared with the same period last year when our employee channel generated 49.1% of the total financial planning revenue.

Salaries, which consist primarily of salaries, related payroll taxes and employee benefit costs, were relatively unchanged for the three months ended September 30, 2009 compared to the same period last year.

General and administrative expenses increased $0.2 million or 15.0% in the three months ended September 30, 2009 compared with the same period last year.  This increase is primarily attributable to an increase in bad debt expense resulting from higher accounting revenue receivables outstanding at September 30, 2009 compared to the same period last year, insurance premium increases and general office expense increases.

Advertising expense decreased by $0.2 million, or 51.4%, for the three months ended September 30, 2009 compared with the same period last year.  This decrease is primarily attributable to our efforts to find more cost effective advertising channels to grow brand awareness.

Brokerage fees and licenses decreased $0.1 million for the three months ended September 30, 2009 compared with the same period last year.  This decrease is mostly due to the decline in market values of accounts under management with third party money managers in AFP.

Rent expense increased by 6.5%, or $41.0 thousand for the three months ended September 30, 2009 compared to the same period last year.   This increase is mostly attributable to acquiring one stand alone tax preparation, accounting and financial planning business and opening a new location during fiscal 2009, along with higher lease costs as a result of relocating a number of existing offices to more prominent office locations, offset in part by the closing of one location during fiscal 2009.

Depreciation and amortization expense increased by 12.2%, or $34.0 thousand for the three months ended September 30, 2009 compared with the same period last year.   This increase is mostly attributable to increased amortization due to acquisitions in fiscal 2009.

Our loss from operations before other income and expense increased to $0.8 million for the three months ended September 30, 2009 compared to $0.6 million for the three months ended September 30, 2008.  The increase in loss from operations was primarily attributable to decreased financial planning revenues of $1.3 million and increases in general and administrative expenses of $0.2 million primarily attributable to an increase in bad debt expense resulting from higher accounting revenue receivables outstanding at September 30, 2009 compared to the same period last year, insurance premium increases and general office expense increases, offset in part by corresponding declines in commission expense of $1.1 million and decreased advertising costs of $0.2 million attributable to our efforts to find more cost effective advertising channels to grow brand awareness.

Total other income/(expense) was a net expense of $0.1 million for the three months ended September 30, 2009, an increase of $45.0 thousand compared with the same period last year.  This increase is mostly the result of higher interest expense due to the issuance of private offering notes.

Our net loss for the three months ended September 30, 2009 was $0.9 million, or $(0.01) per basic and diluted share, compared with net loss of $0.7 million, or $(0.01) per basic and diluted share for the three months ended September 30, 2008.  The increase in net loss was primarily attributable to decreased financial planning revenues of $1.3 million and increases in general and administrative expenses of $0.2 million primarily attributable to an increase in bad debt expense resulting from higher accounting revenue receivables outstanding at September 30, 2009 compared to the same period last year, insurance premium increases and general office expense increases, offset in part by corresponding declines in commission expense of $1.1 million and decreased advertising costs of $0.2 million attributable to our efforts to find more cost effective advertising channels to grow brand awareness.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended September 30, 2009, we realized a net loss of $0.9 million and at September 30, 2009 we had a working capital deficit of $5.4 million.  At September 30, 2009 we had $0.5 million of cash and cash equivalents and $2.8 million of trade accounts receivable, net, to fund short-term working capital requirements. PCS is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires that PCS maintain minimum regulatory net capital of $100,000 and, in addition, that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to one.  At September 30, 2009 we were in compliance with this regulation.

On October 31, 2008 we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “Offering”).  The Offering was amended on December 8, 2008 and on September 3, 2009.  The securities offered for sale in the Offering, as amended are:  $1.7 million of notes with interest at 10.0% due on July 1, 2010 and $0.5 million of notes with interest at 10.0% due on July 1, 2011 (the “Notes”) and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).    During August 2009, we issued another $0.5 million of Notes bringing the total issued through September 30, 2009, to $1.7 million of Notes and $0.1 million, or 1.3 million Shares.

As of June 30, 2009 we owed a trust, of which Ted Finkelstein, our Vice President and General Counsel, is the trustee, $0.5 million in principal pursuant to a promissory note (the “New Trust Note”) dated September 1, 2008 and subsequently amended on January 30, 2009 and May 8, 2009.  The New Trust Note was again amended as of September 25, 2009 to extend the due dates of principal to be paid as follows: $120.0 thousand due on March 1, 2010 and $175.0 thousand due on April 1, 2010 and April 15, 2010.

On or before July 1, 2010 we have $0.9 million of the Notes and $1.8 million of related party notes becoming due.  Our ability to satisfy these and other obligations depends on our future financial performance, which will be subject to prevailing economic, financial, and business conditions.  Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand at September 30, 2009, extensions of due dates on existing notes or a combination thereof.  To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by the further sales of securities through private offerings and by pursuing financing through outside lenders.  We are also continuing to control operating expenses and are implementing our acquisition strategy to increase earnings and cash flow.  While management believes that capital may be available, there is no assurance that such capital can be secured.  Additionally, there can be no assurance that our cost control measures will provide the capital needed which could adversely impact our business, nor can we assure the extensions of due dates on existing notes.

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

On June 30, 2009, the SEC executed an Order Instituting Administrative and Cease-And-Desist Proceedings (the “Order”) Pursuant to Section 8A of the Securities Act, Sections 15(b) and 21(c) of the Exchange Act, and Section 203(f) of the Advisors Act against the Company, PCS, Michael P. Ryan, the Company’s President and CEO (“Ryan”), Rose M. Rudden, the Chief Compliance Officer of PCS (“Rudden”) and certain other current and former Company employee representatives registered with PCS (the “Representatives”).  The Order alleged that the Company, PCS and the Representatives engaged in fraudulent sales of variable annuities to senior citizens and that Ryan, Rudden and two of the Representatives failed to supervise the variable annuity transactions.  It is possible that the Company and PCS may be required to pay judgments, suffer penalties, incur settlements, or be obligated for non-financial undertakings in amounts that could have a material adverse effect on our business, results of operations, financial position or cash flows.  As of September 30, 2009 we have accrued $344.0 thousand as a reserve for potential fines and disgorgement of profits related to the Order.  In addition, all claims involving the variable annuity sales practices of certain registered representatives of PCS that involve the SEC Order have been interrelated by the insurance carrier.  The total remaining insurance coverage for all of these claims has been reduced from $1.0 million to $0.4 million after settling claims.  As a result of this decreased insurance coverage, we could be required to pay significant additional costs out of pocket, which would have a material adverse effect on our working capital and our results of operations.

Our net cash used in operating activities was $0.4 million for the three months ended September 30, 2009, compared with net cash provided by operating activities of $16.0 thousand for the three months ended September 30, 2008.  The increase in net cash used in operating activities was primarily attributable to more commissions earned toward the end of the period that were not collected at September 30, 2009, the timing of the procurement of insurance policies as well as higher premiums recorded in prepaid expense, and an increase in net loss.

Net cash used in investing activities was relatively unchanged at $0.4 million for the three months ended September 30, 2009 compared with the three months ended September 30, 2008.  We continue to invest in acquisitions of tax and accounting services and additional registered representatives.

Net cash provided by financing activities was $0.5 million for the three months ended September 30, 2009 compared with net cash used in financing activities of $0.4 million for the three months ended September 30, 2008.  This increase in cash provided by financing activities was due primarily to the proceeds from the sale of our Notes and financing of insurance premiums that were secured in the first quarter of fiscal 2010, whereas, in the prior year, financing of insurance premiums had been secured in the fourth quarter of fiscal 2009.

CRITICAL ACCOUNTING POLICIES

Use of Estimates

The preparation of our financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates under different assumptions and judgments and uncertainties, and potentially could result in materially different results under different conditions.  These critical accounting estimates are reviewed periodically by our independent auditors and the audit committee of our board of directors.

Our critical accounting estimates have not changed materially from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended June 30, 2009 as filed with the SEC.

Recent Accounting Pronouncements

Effective for interim and annual periods ending after September 15, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (the “Codification”) is the single source of authoritative literature of U.S. GAAP.  The Codification consolidates all authoritative accounting literature into one internet-based research tool, which supersedes all pre-existing accounting and reporting standards, excluding separate rules and other interpretive guidance released by the Securities and Exchange Commission.  New accounting guidance is now issued in the form of Accounting Standards Updates, which update the Codification.  We have adopted the Codification in the period ending September 30, 2009.  Codification did not result in any change in our significant accounting policies.

In August 2009, the FASB issued guidance on measuring liabilities at fair value.  This guidance amends the fair value measurements and disclosures by providing additional guidance clarifying the measurement of liabilities at fair value.  This new accounting guidance issued by the FASB on fair value measurements and disclosures is effective for us for the reporting period ending December 31, 2009.  We do not expect the adoption of the new accounting guidance to have an impact on our consolidated financial statements.

In June 2009, the FASB amended its guidance on Variable Interest Entities (“VIE’s”).  The amended guidance changes how a company determines when an entity that is sufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  It also requires a company to provide additional disclosures about its involvement with VIE’s and any significant changes in risk exposure due to that involvement.  The requirements of the amended accounting guidance are effective for us July 1, 2010 and early adoption is prohibited.  We are currently assessing the impact the amended accounting guidance will have on our consolidated financial statements.

In December 2007, the FASB amended its guidance on business combinations.  The new accounting guidance supersedes or amends other authoritative literature although it retains the fundamental requirements that the acquisition method of accounting (previously referred to as “purchase method”) be used for all business combinations and that an acquirer be identified for each business combination.  The new guidance also establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in an acquiree; (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination.  The new guidance also requires the acquirer to expense, as incurred, costs relating to any acquisitions.  In April 2009, the FASB amended its guidance further by amending and clarifying the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies.  This new accounting guidance issued by the FASB on business combinations was effective for us July 1, 2009 and will be applied prospectively to business combinations that have an acquisition date on or after July 1, 2009.  The adoption of the new accounting guidance did not have a significant impact on our consolidated financial statements.  However, any business combinations entered into in the future may impact our consolidated financial statements as a result of the potential earnings volatility due to the changes described above.

In April 2008, the FASB issued guidance on the determination of the useful life of an intangible asset.  This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  This new accounting guidance issued by the FASB on determination of the useful life of an intangible asset was effective for us July 1, 2009 and will be applied prospectively to business combinations that have an acquisition date on or after July 1, 2009.   The adoption of the new accounting guidance did not have a significant impact on our consolidated financial statements.

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Chief Accounting Officer, of our disclosure controls and procedures.  In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of September 30, 2009, our Chief Executive Officer and Principal Financial and Chief Accounting Officer conclude that our disclosure controls and procedures are effective.

Changes in Internal Controls

During the three months ended September 30, 2009, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 30, 2009, the SEC executed an Order Instituting Administrative and Cease-And-Desist Proceedings (the “Order”) Pursuant to Section 8A of the Securities Act, Sections 15(b) and 21(c) of the Exchange Act, and Section 203(f) of the Advisors Act against the Company, PCS, Michael P. Ryan, the Company’s President and CEO (“Ryan”), Rose M. Rudden, the Chief Compliance Officer of PCS (“Rudden”) and certain other current and former Company employee representatives registered with PCS (the “Representatives”).  The Order alleged that the Company, PCS and the Representatives engaged in fraudulent sales of variable annuities to senior citizens and that Ryan, Rudden and two of the Representatives failed to supervise the variable annuity transactions.

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

Hearings have been scheduled before an Administrative Law Judge commencing on December 1, 2009.

It is possible that the Company and PCS may be required to pay judgments, suffer penalties, incur settlements, or be obligated for non-financial undertakings in amounts that could have a material adverse effect on our business, results of operations, financial position or cash flows.  As of September 30, 2009 we have accrued $344.0 thousand as a reserve for potential fines and disgorgement of profits related to the Order.

The Company and PCS are defendants and respondents in lawsuits and FINRA arbitrations in the ordinary course of business.  As such, we have established liabilities for potential losses from such complaints, legal actions, investigations and proceedings.  In establishing these liabilities, our management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of the losses.  In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters.  In many lawsuits, arbitrations and regulatory proceedings, including the formal order of investigation being conducted by the SEC, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution.  However, accruals are reviewed regularly and are adjusted to reflect our estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters.  If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined.  PCS has errors and omissions insurance coverage that will cover a portion of such matters.  In addition, under the PCS registered representatives contract, each registered representative is responsible for covering awards, settlements and costs in connection with these claims.  While we will vigorously defend ourselves in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

ITEM 1A.  RISK FACTORS

Risk factors and uncertainties associated with our business have not changed materially from those disclosed in Part I, Item 1A of our 2009 Annual Report on Form 10-K as filed with the SEC on September 25, 2009.

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

GILMAN CIOCIA, INC.

Dated: November 13, 2009	By:	/s/ Michael Ryan
Chief Executive Officer

Dated: November 13, 2009	By:	/s/ Karen Fisher
Principal Financial and Chief Accounting Officer