Form 10-Q
period 2009-12-31
GILMAN CIOCIA, INC.
filed 2010-02-12
CIK 914142

GILMAN CIOCIA INC - 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

---------------------------

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

As of February 8, 2010, 96,286,889 shares of the issuer's common stock, $0.01 par value, were outstanding.

GILMAN CIOCIA INC - 10-Q

GILMAN CIOCIA, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Period Ending December 31, 2009

GILMAN CIOCIA INC - 10-Q

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Such statements, including statements regarding our expectations about our ability to raise capital, our strategy to achieve our corporate objectives, including our strategy to pursue growth through acquisitions, to increase revenues through our registered representative recruiting program and expand our brand awareness and business presence, our ability to be profitable, the cyclical nature of our business, our liquidity and our ability to fund and intentions for funding future operations, revenues, the payment of legacy accounts payable, the outcome or effect of litigation, arbitration and regulatory investigations, the impact of certain accounting pronouncements, the effects of our cost-cutting measures and our intention to continue to closely control expenses, contingent liability associated with acquisitions, the impact of the current economic downturn, and others, are based upon current information, expectations, estimates and projections regarding us, the industries and markets in which we operate, and management's assumptions and beliefs relating thereto.  Words such as “will,” “plan,” “expect,” “remain,” “intend,” “estimate,” “approximate,” and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecasted in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by federal, state and local authorities and their impact on the lines of business in which we and our subsidiaries are involved; unforeseen compliance costs; changes in economic, political or regulatory environments; the impact of the ongoing economic downturn and the tight credit markets; changes in competition and the effects of such changes; the inability to implement our strategies; changes in management and management strategies; our inability to successfully design, create, modify and operate our computer systems and networks; and litigation and regulatory actions involving us.  Readers should take these factors into account in evaluating any such forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  The reader should, however, consult further disclosures we may make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

GILMAN CIOCIA INC - 10-Q

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GILMAN CIOCIA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
	Unaudited
	December 31,	June 30,
	2009	2009 (1)
Assets

Cash & Cash Equivalents	$644	$719
Marketable Securities	16	17
Trade Accounts Receivable, Net	2,607	2,269
Receivables from Employees, Net	1,019	881
Prepaid Expenses	405	387
Other Current Assets	205	165
Total Current Assets	4,896	4,438

Property and Equipment (less accumulated depreciation of $6,364 at December 31, 2009 and $6,112 at June 30, 2009)	1,480	1,698
Goodwill	4,065	4,029
Intangible Assets (less accumulated amortization of $7,265 at December 31, 2009 and $6,892 at June 30, 2009)	4,491	4,714
Other Assets	454	469
Total Assets	$15,386	$15,348

Liabilities and Shareholders' Equity

Accounts Payable ($5 and $8 are valued at fair value at December 31, 2009 and June 30, 2009, respectively)	$2,281	$2,327
Accrued Expenses	1,519	1,472
Commission Payable	2,748	2,261
Current Portion of Notes Payable and Capital Leases	1,549	427
Deferred Income	258	110
Due to Related Parties	2,133	1,252
Total Current Liabilities	10,488	7,849

Long Term Portion of Notes Payable, Capital Leases and Other	1,335	1,178
Long Term Portion of Related Party Notes	24	526
Total Liabilities	11,847	9,553

Shareholders' Equity

Preferred Stock, $0.001 par value; 100 shares authorized; none issued	-	-
Common Stock, $0.01 par value 500,000 shares authorized; 96,369 shares and 95,869 shares issued at December 31, 2009 and June 30, 2009, respectively	964	959
Additional Paid in Capital	36,474	36,435
Accumulated Deficit	(33,899)	(31,599)
Total Shareholders' Equity	3,539	5,795
Total Liabilities and Shareholders' Equity	$15,386	$15,348

(1) Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements

GILMAN CIOCIA INC - 10-Q

GILMAN CIOCIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2009	2008	2009	2008
Revenues
Financial Planning Services	$8,560	$8,543	$17,035	$18,303
Tax Preparation and Accounting Fees	648	578	1,327	1,226
Total Revenues	9,208	9,121	18,362	19,529

Operating Expenses
Commissions	5,756	5,261	10,849	11,462
Salaries and Benefits	2,038	2,028	4,182	4,169
General and Administrative	1,257	1,003	2,415	2,009
Advertising	239	301	417	670
Brokerage Fees and Licenses	272	363	623	781
Rent	668	672	1,352	1,315
Depreciation and Amortization	314	287	625	563
Total Operating Expenses	10,544	9,915	20,463	20,969

Loss Before Other Income and Expenses	(1,336)	(794)	(2,101)	(1,440)
Other Income/(Expense)
Interest and Investment Income	4	6	7	11
Interest Expense	(113)	(80)	(213)	(150)
Other Income, Net	5	7	6	21
Total Other Income/(Expense)	(104)	(67)	(200)	(118)

Loss Before Income Taxes	(1,440)	(861)	(2,301)	(1,558)
Income Tax Expense	-	-	-	-
Net Loss	$(1,440)	$(861)	$(2,301)	$(1,558)

Weighted Average Number of Common
Shares Outstanding:
Basic and Diluted Shares	96,363	95,252	96,116	94,542

Basic and Diluted Net Loss Per Share:
Net Loss Per Common Share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

See Notes to Unaudited Consolidated Financial Statements

GILMAN CIOCIA INC - 10-Q

GILMAN CIOCIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	For the Six Months Ended December 31,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(2,301)	$(1,558)

Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	625	563
Issuance of common stock for stock-based compensation and other	44	15
Allowance for doubtful accounts	20	31
Gain on fair value recognition on accounts payable	(14)	(21)

Changes in assets and liabilities:
Accounts receivable	(324)	123
Prepaid and other current assets	(133)	79
Change in marketable securities	1	(80)
Other assets	3	18
Accounts payable and accrued expenses	627	(282)
Deferred income	149	250
Net cash used in operating activities:	(1,303)	(862)

Cash Flows from Investing Activities:
Capital expenditures	(29)	(180)
Cash paid for acquisitions, net of cash acquired and debt incurred	(311)	(254)
Receivables from employees	(93)	(135)
Due from office sales	7	16
Net cash used in investing activities:	(426)	(553)

Cash Flows from Financing Activities:
Proceeds from other loans	729	90
Proceeds from notes payable	1,055	745
Proceeds from capital stock issuance	-	120
Proceeds from related parties	478	350
Payments to related parties	(99)	(78)
Payments of bank loans and other loans	(509)	(591)
Payments related to stock offering costs	-	(23)
Net cash provided by financing activities:	1,654	613

Net change in cash and cash equivalents	(75)	(802)
Cash and cash equivalents at beginning of period	719	1,373
Cash and cash equivalents at end of period	$644	$571

See Notes to Unaudited Consolidated Financial Statements and Supplemental Disclosures to Consolidated Statements of Cash Flows

GILMAN CIOCIA INC - 10-Q

GILMAN CIOCIA, INC.
Supplemental Disclosures to Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Six Months Ended December 31,
	2009	2008
Cash Flow Information
Cash payments during the year for:
Interest	$199	$143

Supplemental Disclosure of Non-Cash Transactions
Issuance of common stock for services, interest and other	$30	$15
Equipment acquired under capital leases	$4	$231
Fair value recognition on legacy accounts payable	$(14)	$(21)

See Notes to the Unaudited Consolidated Financial Statements

GILMAN CIOCIA INC - 10-Q

GILMAN CIOCIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  ORGANIZATION AND NATURE OF BUSINESS

Description of the Company

Gilman Ciocia, Inc. (together with its wholly owned subsidiaries, “we”, “us”, “our” or the “Company”) was founded in 1981 and is incorporated under the laws of the State of Delaware.  We provide federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets, accounting services to small and midsize companies and financial planning services, including securities brokerage, investment management services, insurance and financing services.  As of December 31, 2009, we had 26 company-owned offices operating in three states (New York, New Jersey, and Florida) and 41 independently operated offices providing financial planning services in 11 states.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted pursuant to such rules and regulations.  However, we believe that the disclosures are adequate to make the information presented not misleading.  The Consolidated Balance Sheet as of December 31, 2009, the Consolidated Statements of Operations for the three months and six months ended December 31, 2009 and 2008 and the Consolidated Statements of Cash Flows for the six months ended December 31, 2009 and 2008 are unaudited.  The Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations.  The operating results for the three months and six months ended December 31, 2009 are not necessarily indicative of the results to be expected for any other interim period or any future year.  These Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

Impairment of Intangible Assets

Impairment of intangible assets results in a charge to operations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We test goodwill for impairment annually (during our fourth quarter) or more frequently whenever events occur or circumstances change, which would more likely than not reduce the fair value of a reporting unit below its carrying amount.

GILMAN CIOCIA INC - 10-Q

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

Net Income/(Loss) Per Share

Basic net income/(loss) per share is computed using the weighted average number of common shares outstanding during each period.  Options to purchase 2,626,863 common shares at an average price of $0.19 per share and options to purchase 2,379,582 common shares at an average price of $0.19 per share were outstanding during the three months and six months ended December 31, 2009, respectively, but were not included in the computation of diluted earnings per share because to do so would be anti-dilutive and because the options’ exercise prices were greater than the average market price of the common shares.  Options to purchase 80,000 common shares at an average price of $1.04 per share were outstanding during the three months and six months ended December 31, 2008, but were not included in the computation of diluted earnings per share because to do so would be anti-dilutive and because the options’ exercise prices were greater than the average market price of the common shares.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and debt, approximated fair value as of December 31, 2009 because of the relatively short-term maturity of these instruments and their market interest rates.

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

GILMAN CIOCIA INC - 10-Q

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

3.  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued guidance on fair value measurements and disclosure.  This guidance amends the fair value measurements and disclosures by improving the disclosure of fair value measurements.  This new accounting guidance is effective for us for the reporting period ending March 31, 2010.  We do not expect the adoption of this new accounting guidance to have an impact on our consolidated financial statements.

Effective for interim and annual periods ending after September 15, 2009, the FASB Accounting Standards CodificationTM (the “Codification”) is the single source of authoritative literature of U.S. generally accepted accounting principles (“GAAP”).  The Codification consolidates all authoritative accounting literature into one internet-based research tool, which supersedes all pre-existing accounting and reporting standards, excluding separate rules and other interpretive guidance released by the SEC.  New accounting guidance is now issued in the form of Accounting Standards Updates, which update the Codification.  We have adopted the Codification in the period ending September 30, 2009.  The adoption of  the Codification did not result in any change in our significant accounting policies.

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

GILMAN CIOCIA INC - 10-Q

In December 2007, the FASB amended its guidance on business combinations.  The new accounting guidance supersedes or amends other authoritative literature although it retains the fundamental requirements that the acquisition method of accounting (previously referred to as “purchase method”) be used for all business combinations and that an acquirer be identified for each business combination.  The new guidance also establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in an acquiree; (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination.  The new guidance also requires the acquirer to expense, as incurred, costs relating to any acquisitions.  In April 2009, the FASB amended its guidance further by amending and clarifying the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies.  This new accounting guidance issued by the FASB on business combinations was effective for us July 1, 2009.

In April 2008, the FASB issued guidance on the determination of the useful life of an intangible asset.  This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  This new accounting guidance was effective for us July 1, 2009 and will be applied prospectively to business combinations that have an acquisition date on or after July 1, 2009.   The adoption of the new accounting guidance did not have a significant impact on our consolidated financial statements.

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

GILMAN CIOCIA INC - 10-Q

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

Hearings were held before an Administrative Law Judge commencing on December 1, 2009 and ending January 15, 2010.  It is anticipated that the Administrative Law Judge will issue a decision in the Spring of 2010.

It is possible that the Company and PCS may be required to pay judgments, suffer penalties, incur settlements, or be obligated for non-financial undertakings in amounts that could have a material adverse effect on our business, results of operations, financial position or cash flows.  As of December 31, 2009 we have accrued $0.6 million as a reserve for potential fines and disgorgement of profits related to the Order.

The Company and PCS are defendants and respondents in lawsuits and Financial Industry Regulatory Authority (“FINRA”) arbitrations in the ordinary course of business.  PCS has errors and omissions insurance coverage that will cover a portion of such matters.  In addition, under the PCS registered representatives contract, each registered representative is responsible for covering awards, settlements and costs in connection with these claims.  While we will vigorously defend ourselves in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.  At December 31, 2009 we have accrued $0.1 million for potential settlements, judgments and awards.

5.  EQUITY

On October 31, 2008 we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “Offering”).  The Offering was amended on December 8, 2008, September 3, 2009, December 16, 2009 and February 11, 2010.  The securities offered for sale in the Offering, as amended are:  $3.8 million of notes with interest at 10.0% (the “Notes”) and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).    During the three months ended December 31, 2009, we issued another $1.3 million of Notes bringing the total issued through December 31, 2009, to $1.9 million of Notes due on July 1, 2010, $1.1 million of Notes due on July 1, 2011 and $0.1 million, or 1.3 million Shares.

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

GILMAN CIOCIA INC - 10-Q

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

We have significant legacy accounts payable balances that are at least four years old and that we believe will never require a financial payment for a variety of reasons.  Accordingly, we opted to use the cost approach as our valuation technique to measure the fair value of our legacy accounts payable.  Based on historical payouts we have established an estimate of fifteen cents on the dollar on these legacy balances that we would potentially pay out.  The income recorded during the six months ended December 31, 2009 and the six months ended December 31, 2008 was $13.8 thousand and $20.7 thousand, respectively.

The following table sets forth the liabilities as of December 31, 2009 which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.  These are classified based on the lowest level of input that is significant to the fair value measurement:

(in thousands)		Significant Unobservable
Description	Total Fair Value of Liability	Inputs (Level 3)
Accounts payable greater than 4 years old	$ 5	$ 5

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

GILMAN CIOCIA INC - 10-Q

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

A reconciliation of the change in the carrying value of goodwill for the six month period ended December 31, 2009 is as follows (in thousands):

Balance at June 30, 2009	$4,029
Adjustment to purchase accounting (1)	36
Balance at December 31, 2009	$4,065

(1) During fiscal 2008 and 2009, we purchased six tax preparation and accounting practices.  Initial purchase prices are adjusted based on contingency payments made subsequent to the original purchase date.

Other intangible assets subject to amortization are comprised of the following at:

(in thousands)	December 31, 2009	June 30, 2009
Customer Lists	$6,660	$6,543
Broker-Dealer Registration	100	100
Non-Compete Contracts	796	763
House Accounts	600	600
Administrative Infrastructure	500	500
Independent Contractor Agreements	3,100	3,100
Intangible Costs at Cost	11,756	11,606
Less: Accumulated Amortization and Impairment	(7,265)	(6,892)
Intangible Assets, Net	$4,491	$4,714

Amortization expense for both the three months ended December 31, 2009 and December 31, 2008 was $0.2 million.  Amortization expense for the six months ended December 31, 2009 and December 31, 2008 was $0.4 million and $0.3 million, respectively.

8.  ACQUISITIONS

During fiscal 2009 and 2008, we entered into asset purchase agreements to purchase six tax preparation, accounting and financial planning businesses.  In each case, the purchase price is equal to a percentage of gross revenue generated from the preparation of tax returns, accounting services and financial planning revenues from clients generated during a one to five-year period.  Commencing on the first quarter end after the acquisition date and each 90-day period thereafter, we will pay the seller an installment payment based on a percentage of gross revenues generated during a one to five-year period after the closing date less all prior payments received.  Payments made as of December 31, 2009 totaled $1.4 million in the aggregate.  No liability will be recorded until the contingency is determinable beyond a reasonable doubt.  Based on an estimate of these future revenues, we expect we will have a contingent liability of $0.8 million, subject to change based on actual future revenues earned.

GILMAN CIOCIA INC - 10-Q

9.  DEBT

On October 31, 2008 we commenced the Offering, which was amended on December 8, 2008, September 3, 2009, December 16, 2009 and February 11, 2010.  The securities offered for sale in the Offering, as amended are:  $3.8 million of Notes and $0.4 million, or 3.5 million Shares.  During the three months ended December 31, 2009, we issued another $1.3 million of Notes bringing the total issued through December 31, 2009, to $1.9 million of Notes due on July 1, 2010, $1.1 million of Notes due on July 1, 2011 and $0.1 million, or 1.3 million Shares.

On January 27, 2009, Carole Enisman, Executive Vice President of Operations purchased a $0.2 million Note of the $3.8 million of Notes.  On November 24, 2009 Ms. Enisman purchased an additional $40.0 thousand Note and Michael Ryan, President and Chief Executive Officer purchased a $38.0 thousand Note of the $3.8 million Notes.  On December 3, 2008 and August 19, 2009, three trusts, of which James Ciocia, Chairman of the Board is a trustee, purchased an aggregate of $0.6 million of Notes of the $3.8 million of the Notes.  The Carole Enisman, Michael Ryan and James Ciocia as trustee purchases are included in related party debt.

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

Changes in our stock option activity during the six months ended December 31, 2009 were as follows:
	Shares	Weighted Average Exercise Price
Outstanding, June 30, 2009	2,175,800	$0.20
Granted	499,998	0.15
Exercised	-	-
Expired	-	-
Canceled	(43,500)	(0.18)
Outstanding, December 31, 2009	2,632,298	$0.19

Exercisable, December 31, 2009	10,000	$6.00

The range of exercise prices for the outstanding options at December 31, 2009 is between $0.10 and $6.00.

During the six months ended December 31, 2009, 43,500 outstanding options at an exercise price of $0.18 were canceled as a result of employees terminating employment prior to fully vesting.

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

GILMAN CIOCIA INC - 10-Q

11.  ACCRUED EXPENSES

Accrued expenses consist of the following:
(in thousands)	December 31,	June 30,
	2009	2009

Accrued compensation	$327	$251
Accrued bonus	15	58
Accrued related party compensation and bonus	128	146
Accrued vacation	87	127
Accrued settlement fees	590	380
Accrued audit fees & tax fees	141	163
Accrued interest	37	23
Accrued other	148	278
Accrued acquisitions short term	46	46
Total Accrued Expenses	$1,519	$1,472

12.  RELATED PARTY TRANSACTIONS

As of June 30, 2009 we owed a trust, of which Ted Finkelstein, our Vice President and General Counsel, is the trustee,  $0.5 million in principal pursuant to a promissory note (the “New Trust Note”) dated September 1, 2008 and subsequently amended on January 30, 2009 and May 8, 2009.    The New Trust Note was again amended as of September 25, 2009 to extend the due dates of principal to be paid as follows: $120.0 thousand due on March 1, 2010 and $175.0 thousand due on April 1, 2010 and April 15, 2010.  On November 30, 2009 the New Trust Note was amended, increasing the principal by $0.1 million to $0.6 million.  The additional $0.1 million is payable on demand by the Trust.

On January 27, 2009, Carole Enisman, Executive Vice President of Operations purchased a $0.2 million Note of the $3.8 million of Notes.  On November 24, 2009 Ms. Enisman purchased an additional $40.0 thousand Note and Michael Ryan, President and Chief Executive Officer purchased a $38.0 thousand Note of the $3.8 million Notes.  On December 3, 2008 and August 19, 2009, three trusts, of which James Ciocia, Chairman of the Board is a trustee, purchased an aggregate of $0.6 million of Notes of the $3.8 million of the Notes.  The Carole Enisman, Michael Ryan and James Ciocia as trustee purchases are included in related party debt.   See Note 9.

At December 31, 2009, the aggregate amount we owed to related parties was $2.2 million.

13.  SUBSEQUENT EVENTS

From January 1, 2010 through February 12, 2010 we issued $0.3 million of Notes due on July 1, 2010 with interest at 10.0% and $0.4 million of Notes due on July 1, 2011 with interest at 10.0% bringing the total issued to $2.3 million of Notes due on July 1, 2010, $1.4 million of Notes due on July 1, 2011 and $0.1 million, or 1.3 million Shares pursuant to the Offering.  See Note 5.

GILMAN CIOCIA INC - 10-Q

In January 2010, we entered into an asset purchase agreement to purchase a tax preparation and accounting services business.  The purchase price is equal to a percentage of gross revenue generated from the preparation of tax returns and accounting service revenues from clients generated during a five-year period.  In addition, we paid the seller at closing a down payment of $0.1 million.  Commencing on March 31, 2010 and each 90-day period thereafter, we will pay the seller an installment payment based on a percentage of gross revenues generated during a five-year period after the closing date less all prior payments received.  Based on an estimate of these future revenues, we will have a contingent liability of $0.3 million, subject to change based on actual future revenues earned.

GILMAN CIOCIA INC - 10-Q

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

For the three months ended December 31, 2009, approximately 7.0% of our revenues were earned from tax preparation and accounting services and approximately 93.0% were earned from all financial planning and related services, of which approximately 73.0% were earned from brokerage commissions, 22.0% from asset management, 3.0% from insurance, 1.0% from lending services and 1.0% from PCS Marketing.

The tax preparation business is a highly seasonal business.  The first and second quarters of our fiscal year are typically our weakest quarters and the third quarter of our fiscal year is typically our strongest.

During the three months ended December 31, 2009, we had net loss of $1.4 million compared to net loss of $0.9 million during the three months ended December 31, 2008.  Although financial planning revenues were relatively unchanged for the three months ended December 31, 2009 versus the same period last year, corresponding commission expense was higher by $0.5 million mostly due to higher commission payouts on the independent channel.  We had favorable increases in tax preparation and accounting services revenue year over year due to an increase in average client fees and due to two acquisitions that were made during the three months ended March 31, 2009.

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

We believe that the significant turmoil in the financial markets that began in 2008 and which continued into the first quarter of fiscal 2010, and the related erosion of investor confidence will continue to negatively impact our operating results.  To help mitigate the negative impact on our operating results in fiscal 2010, we implemented more cost cutting strategies in the first quarter of fiscal 2010, mostly in the way of staff reductions.  We remain committed, however, to investing in the continuing development of our network of financial representatives and to acquiring additional tax preparation and accounting firms to increase our client base and accounting business as part of our long-term strategy for growing our revenues and earnings.

GILMAN CIOCIA INC - 10-Q

Managed Assets

As indicated in the following table, as of December 31, 2009, assets under AFP management increased 2.6%, or $14.7 million, to $586.7 million, from $572.0 million as of September 30, 2009.  This increase is mostly attributable to net growth in our new money under management, as well as due to improved market conditions.  As of December 31, 2009, total Company securities under custody were $3.8 billion, up 3.2%, or $118.8 million from September 30, 2009.

The following table presents the market values of assets under AFP management:

(in thousands) Market Value as of	Annuities	Brokerage	Total Assets Under Management

12/31/2009	$274,658	$312,023	$586,681
9/30/2009	$283,186	$288,813	$571,999
6/30/2009	$275,321	$248,394	$523,715
3/31/2009	$229,940	$219,233	$449,173

The following table presents the market values of total Company securities under custody.  The numbers do not include fixed annuities.

(in thousands) Market Value as of	Total Company Securities Under Custody

12/31/2009	$3,805,862
9/30/2009	$3,687,054
6/30/2009	$3,349,106
3/31/2009	$3,067,632

GILMAN CIOCIA INC - 10-Q

RESULTS OF OPERATIONS – THREE MONTHS ENDED DECEMBER 31, 2009 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2008

Revenue

The following table presents revenue by product line and brokerage revenue by product type:

(in thousands)	For the Three Months Ended December 31,
Consolidated Revenue Detail	2009	2008	% Change 2009-2008	% of Total Revenue 2009	% of Total Revenue 2008

Revenue by Product Line
Brokerage Commissions Revenue	$6,256	$6,093	2.7%	67.9%	66.8%
Insurance Commissions	244	312	-21.8%	2.7%	3.4%
Advisory Fees (1)	1,916	2,023	-5.3%	20.8%	22.2%
Tax Preparation and Accounting Fees	648	578	12.1%	7.0%	6.3%
Lending Services	67	30	123.3%	0.7%	0.3%
Marketing Revenue	77	85	-9.4%	0.9%	1.0%
Total Revenue	$9,208	$9,121	1.0%	100.0%	100.0%

Brokerage Commissions Revenue by Product Type
Mutual Funds	$1,144	$767	49.2%	12.4%	8.4%
Equities, Bonds & Unit Investment Trusts	339	241	40.7%	3.7%	2.7%
Annuities	2,366	2,993	-20.9%	25.7%	32.8%
Trails (1)	1,743	1,590	9.6%	18.9%	17.4%
All Other Products	664	502	32.3%	7.2%	5.5%
Brokerage Commissions Revenue	$6,256	$6,093	2.7%	67.9%	66.8%

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

The following table sets forth a breakdown of our consolidated financial planning revenue by company-owned offices and independent offices for the three months ended December 31, 2009 and 2008:

	For Three Months Ended December 31,
(in thousands)	2009	% of Total	2008	% of Total
Company-Owned Offices	$ 4,035	47.1%	$ 4,271	50.0%
Independent Offices	4,525	52.9%	4,272	50.0%
Total	$ 8,560		$ 8,543

Our total revenues for the three months ended December 31, 2009 were $9.2 million compared to $9.1 million for the three months ended December 31, 2008, an increase of $0.1 million or 1.0%.  Our total revenues for the three months ended December 31, 2009 consisted of $8.6 million for financial planning services and $0.6 million for tax preparation and accounting services.  Financial planning services represented approximately 93.0% and tax preparation and accounting services represented approximately 7.0% of our total revenues during the three months ended December 31, 2009.  Our total revenues for the three months ended December 31, 2008 consisted of $8.5 million for financial planning services and $0.6 million for tax preparation and accounting services.  Financial planning services represented approximately 94.0% and tax preparation fees and accounting services represented approximately 6.0% of our total revenues during the three months ended December 31, 2008.

GILMAN CIOCIA INC - 10-Q

For the three months ended December 31, 2009, financial planning revenue was $8.6 million compared to $8.5 million for the same period last year.  Financial planning revenue is relatively unchanged for the three months ended December 31, 2009 compared with the same period last year.    For the three months ended December 31, 2009, revenues from trails and advisory fees increased to $3.7 million, up $46.0 thousand or 1.3% from the three months ended December 31, 2008.  The increase in recurring revenues is mostly attributable to more assets under management at September 30, 2009, at which time fees are determined and revenue is recognized during the three months ended December 31, 2009, compared with the same period last year.  We continue to remain committed to our strategy of growing our recurring revenues in an effort to mitigate any negative impact a volatile market may have on our other revenue streams.   This is evidenced by growth in our new money under management which had a net increase of $27.5 million for the three months ended December 31, 2009.

Tax preparation and accounting services revenue was $0.6 million for the three months ended December 31, 2009 up $70.0 thousand from the same period last year.  The majority of this increase in tax preparation and accounting services revenue is attributable to the additional revenue generated from the two tax preparation and accounting businesses acquired in the third quarter of fiscal 2009 and increases in average client fees, offset in part by net client attrition.

Expenses

Our total operating expenses for the three months ended December 31, 2009 were $10.5 million, up $0.6 million or 6.4%, compared to $9.9 million for the three months ended December 31, 2008.  This increase is due to an increase in commission expense of $0.5 million mostly due to higher commission payouts on the independent channel and an increase in settlement claims of $0.3 million as a result of the SEC’s Order Instituting Administrative and Cease-And-Desist Proceedings (the “Order”), which is further described in Part II, Item1. – Legal Proceedings, offset in part by a decrease in brokerage fees and licenses of $0.1 million due to cost controls put in place during the three months ended December 31, 2009 and decreased advertising costs of $0.1 million attributable to our efforts to find more cost effective advertising channels to grow brand awareness.

Commission expense was $5.8 million for the three months ended December 31, 2009, compared with $5.3 million for the same period last year.  Commission expense increased $0.5 million due to the mix of financial planning revenue generated on the independent channel compared with the employee channel.  Financial planning commission expense as a percentage of financial planning revenue was approximately 66.0% and 61.0% for the three months ended December 31, 2009 and December 31, 2008, respectively.  This increase as a percentage of revenue is attributable to financial planning revenue generated through our independent channel representing 52.9% of the total financial planning revenue where commission pay out rates are higher than on the employee channel compared with the same period last year when our independent channel generated 50.0% of the total financial planning revenue.

Salaries, which consist primarily of salaries, related payroll taxes and employee benefit costs, were relatively unchanged for the three months ended December 31, 2009 compared to the same period last year mostly due to savings from staff cuts, offset by salaries related to acquisitions and new payroll taxes imposed by the State of New York.

GILMAN CIOCIA INC - 10-Q

General and administrative expenses increased $0.3 million or 25.3% in the three months ended December 31, 2009 compared with the same period last year.  This increase is primarily a result of the Order, which resulted in fines and penalties in the amount of $0.6 million, of which $0.3 million was accrued in the last quarter of fiscal 2009.  The remainder of $0.3 million was recorded during the three months ended December 31, 2009.

Advertising expense decreased by $0.1 million, or 20.5%, for the three months ended December 31, 2009 compared with the same period last year.  This decrease is primarily attributable to our efforts to find more cost effective advertising channels to grow brand awareness.

Brokerage fees and licenses decreased $0.1 million for the three months ended December 31, 2009 compared with the same period last year.  This decrease is mostly due to cost controls put in place during the three months ended December 31, 2009.

Rent expenses were relatively unchanged for the three months ended December 31, 2009 compared to the same period last year.

Depreciation and amortization expense increased by 9.4%, or $27.0 thousand for the three months ended December 31, 2009 compared with the same period last year.   The increase in depreciation and amortization is a result of increased depreciation associated with capital expenditures made during fiscal 2009 due to the relocation of one office and an increase in amortization due to acquisitions made during fiscal 2009.

Our loss from operations before other income and expense increased to $1.3 million for the three months ended December 31, 2009 compared to $0.8 million for the three months ended December 31, 2008.  The increase in loss from operations was primarily attributable to an increase in commissions of $0.5 million due to higher commission payouts on the independent channel and an increase in claims settlement of $0.3 million as a result of the Order, offset in part by corresponding declines in brokerage fees and licenses of $0.1 million mostly due to cost controls put in place and decreased advertising costs of $0.1 million attributable to our efforts to find more cost effective advertising channels to grow brand awareness.

Total other income/(expense) was a net expense of $0.1 million for the three months ended December 31, 2009, an increase of $37.0 thousand compared with the same period last year.  This increase is mostly the result of higher interest expense due to the issuance of private offering notes.

Our net loss for the three months ended December 31, 2009 was $1.4 million, or $(0.01) per basic and diluted share, compared with net loss of $0.9 million, or $(0.01) per basic and diluted share for the three months ended December 31, 2008.  The increase in net loss was primarily attributable to an increase in commissions of $0.5 million due to higher commission payouts on the independent channel and an increase in claims settlement of $0.3 million as a result of the Order, offset in part by corresponding declines in brokerage fees and licenses of $0.1 million mostly due to cost controls and decreased advertising costs of $0.1 million attributable to our efforts to find more cost effective advertising channels to grow brand awareness.

GILMAN CIOCIA INC - 10-Q

RESULTS OF OPERATIONS – SIX MONTHS ENDED DECEMBER 31, 2009 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2008

Revenue

The following table presents revenue by product line and brokerage revenue by product type:

	For the Six Months Ended December 31,
(in thousands)			% Change	% of Total Revenue	% of Total Revenue
Consolidated Revenue Detail	2009	2008	2009-2008	2009	2008

Revenue by Product Line
Brokerage Commissions Revenue	$12,489	$12,977	-3.8%	68.0%	66.4%
Insurance Commissions	505	693	-27.1%	2.8%	3.6%
Advisory Fees (1)	3,739	4,327	-13.6%	20.4%	22.2%
Tax Preparation and Accounting Fees	1,326	1,226	8.2%	7.2%	6.3%
Lending Services	149	145	2.8%	0.8%	0.7%
Marketing Revenue	154	161	-4.3%	0.8%	0.8%
Total Revenue	$18,362	$19,529	-6.0%	100.0%	100.0%

Brokerage Commissions Revenue by Product Type
Mutual Funds	$2,108	$1,631	29.2%	11.5%	8.4%
Equities, Bonds & Unit Investment Trusts	692	511	35.4%	3.8%	2.5%
Annuities	4,125	6,421	-35.8%	22.4%	32.9%
Trails (1)	3,768	3,535	6.6%	20.5%	18.1%
All Other Products	1,796	879	104.3%	9.8%	4.5%
Brokerage Commissions Revenue	$12,489	$12,977	-3.8%	68.0%	66.4%

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

The following table sets forth a breakdown of our consolidated financial planning revenue by company-owned offices and independent offices for the six months ended December 31, 2009 and 2008:

	For Six Months Ended December 31,
(in thousands)	2009	% of Total	2008	% of Total
Company-Owned Offices	$ 8,212	48.2%	$ 9,062	49.5%
Independent Offices	8,823	51.8%	9,241	50.5%
Total	$17,035		$18,303

Our total revenues for the six months ended December 31, 2009 were $18.4 million compared to $19.5 million for the six months ended December 31, 2008, a decrease of $1.2 million or 6.0%.  Our total revenues for the six months ended December 31, 2009 consisted of $17.0 million for financial planning services and $1.3 million for tax preparation and accounting services.  Financial planning services represented approximately 93.0% and tax preparation and accounting services represented approximately 7.0% of our total revenues during the six months ended December 31, 2009.  Our total revenues for the six months ended December 31, 2008 consisted of $18.3 million for financial planning services and $1.2 million for tax preparation and accounting services.  Financial planning services represented approximately 94.0% and tax preparation fees and accounting services represented approximately 6.0% of our total revenues during the six months ended December 31, 2008.

GILMAN CIOCIA INC - 10-Q

For the six months ended December 31, 2009, financial planning revenue was $17.0 million compared to $18.3 million for the same period last year.  This decrease in financial planning revenue is mostly attributable to the effects of the recent market conditions compared with the same period last year and some representative attrition in both the independent and employee channels.  For the six months ended December 31, 2009, revenues from trails and advisory fees decreased to $7.5 million, down $0.4 million from $7.9 million for the six months ended December 31, 2008, representing a 4.5% decrease in recurring revenue.  The decrease in recurring revenues is mostly attributable to lower assets under management and securities under custody at June 30, 2009 and September 30, 2009, at which time fees are determined and revenue is recognized during the six months ended December 31, 2009, compared with the same period last year.  We continue to remain committed to our strategy of growing our recurring revenues in an effort to mitigate any negative impact a volatile market may have on our other revenue streams.   This is evidenced by growth in our new money under management which had a net increase of $46.0 million for the six months ended December 31, 2009.

Tax preparation and accounting services revenue was $1.3 million for the six months ended December 31, 2009 compared to $1.2 million for the same period last year.  The majority of this increase in tax preparation and accounting services revenue is attributable to the additional revenue generated from the two tax preparation and accounting businesses acquired in the third quarter of fiscal 2009 and increases in average client fees, offset in part by net client attrition.

Expenses

Our total operating expenses for the six months ended December 31, 2009 were $20.5 million, down $0.5 million or 2.4%, compared to $21.0 million for the six months ended December 31, 2008.  This decrease is due to decreased commission expense of $0.6 million resulting from revenue declines and decreased brokerage fees and licenses of $0.2 million attributable to lower assets under management as well as cost controls, offset in part by an increase in settlement claims of $0.3 million as a result of the Order.

Commission expense was $10.8 million for the six months ended December 31, 2009, compared with $11.5 million for the same period last year.  Commission expense decreased $0.6 million due to the declines in revenue.  Financial planning commission expense as a percentage of financial planning revenue was approximately 63.0% and 62.0% for the six months ended December 31, 2009 and December 31, 2008, respectively.  This increase as a percentage of revenue is attributable to financial planning revenue generated through our independent channel representing 51.8% of the total financial planning revenue where commission pay out rates are higher than on the employee channel compared with the same period last year when our independent channel generated 50.5% of the total financial planning revenue.

Salaries, which consist primarily of salaries, related payroll taxes and employee benefit costs, were relatively unchanged for the six months ended December 31, 2009 compared to the same period last year mostly due to savings from staff cuts offset by salaries related to acquisitions and new payroll taxes imposed by the State of New York.

GILMAN CIOCIA INC - 10-Q

General and administrative expenses increased $0.4 million or 20.2% in the six months ended December 31, 2009 compared with the same period last year.  This increase is primarily attributable to an increase in settlement claims of $0.3 million as a result of the Order and an increase in insurance of $0.1 million as a result of higher premiums due to market conditions.

Advertising expense decreased by $0.3 million, or 37.8%, for the six months ended December 31, 2009 compared with the same period last year.  This decrease is primarily attributable to our efforts to find more cost effective advertising channels to grow brand awareness.

Brokerage fees and licenses decreased $0.2 million for the six months ended December 31, 2009 compared with the same period last year.  This decrease is mostly due to the decline in market values of accounts under management with third party money managers in AFP and cost controls put in place during the three months ended December 31, 2009.

Rent expense increased by 2.8%, or $37.0 thousand for the six months ended December 31, 2009 compared to the same period last year.   This increase is mostly attributable to acquiring one stand alone tax preparation, accounting and financial planning business and opening a new location during fiscal 2009, along with higher lease costs as a result of relocating a number of existing offices to more prominent office locations, offset in part by the closing of one location during fiscal 2009.

Depreciation and amortization expense increased by 11.0%, or $0.1 million for the six months ended December 31, 2009 compared with the same period last year.  The increase in depreciation and amortization is a result of increased depreciation associated with capital expenditures made during fiscal 2009 due to the relocation of one office and an increase in amortization due to acquisitions made during fiscal 2009.

Our loss from operations before other income and expense increased to $2.1 million for the six months ended December 31, 2009 compared to $1.4 million for the six months ended December 31, 2008.  The increase in loss from operations was primarily attributable to decreased financial planning revenues of $1.3 million and increased settlement claims of $0.3 million as a result of the Order, increases in insurance premiums of $0.1 million as a result of higher premiums due to market conditions and an increase in depreciation and amortization of $0.1 million due to increased depreciation associated with capital expenditures made during fiscal 2009 due to the relocation of one office and an increase in amortization due to acquisitions made during fiscal 2009, offset in part by corresponding declines in commission expense of $0.6 million, decreased advertising costs of $0.3 million attributable to our efforts to find more cost effective advertising channels to grow brand awareness, and decreased brokerage fees of $0.2 million mostly due to the decline in market values of accounts under management with third party money managers in AFP and cost controls put in place during the three months ended December 31, 2009.

Total other income/(expense) was a net expense of $0.2 million for the six months ended December 31, 2009, an increase of $0.1 million compared with the same period last year.  This increase is mostly the result of higher interest expense due to the issuance of private offering notes.

GILMAN CIOCIA INC - 10-Q

Our net loss for the six months ended December 31, 2009 was $2.3 million, or $(0.02) per basic and diluted share, compared with net loss of $1.6 million, or $(0.02) per basic and diluted share for the six months ended December 31, 2008.  The increase in net loss was primarily attributable to decreased financial planning revenues of $1.3 million and increases in settlement claims of $0.3 million as a result of the Order, an increase in insurance premiums of $0.1 million as a result of higher premiums due to market conditions, an increase in depreciation and amortization of $0.1 million due to increased depreciation associated with capital expenditures made during fiscal 2009 due to the relocation of one office and an increase in amortization due to acquisitions made during fiscal 2009 and an increase in interest expense of $0.1 million due to the issuance of private offering notes, offset in part by corresponding declines in commission expense of $0.6 million, decreased advertising costs of $0.3 million attributable to our efforts to find more cost effective advertising channels to grow brand awareness, and decreased brokerage fees of $0.2 million mostly due to the decline in market values of accounts under management with third party money managers in AFP and cost controls put in place during the three months ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended December 31, 2009, we realized a net loss of $2.3 million and at December 31, 2009 we had a working capital deficit of $5.6 million.  At December 31, 2009 we had $0.6 million of cash and cash equivalents and $2.6 million of trade accounts receivable, net, to fund short-term working capital requirements. PCS is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires that PCS maintain minimum regulatory net capital of $100,000 and, in addition, that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to one.  At December 31, 2009 we were in compliance with this regulation.

On October 31, 2008 we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “Offering”).  The Offering was amended on December 8, 2008, September 3, 2009, December 16, 2009 and February 11, 2010.  The securities offered for sale in the Offering, as amended are:  $3.8 million of notes with interest at 10.0% (the “Notes”) and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).    During the three months ended December 31, 2009, we issued another $1.3 million of Notes bringing the total issued through December 31, 2009, to $3.0 million of Notes and $0.1 million, or 1.3 million Shares.

As of June 30, 2009 we owed a trust, of which Ted Finkelstein, our Vice President and General Counsel, is the trustee, $0.5 million in principal pursuant to a promissory note (the “New Trust Note”) dated September 1, 2008 and subsequently amended on January 30, 2009 and May 8, 2009.  The New Trust Note was again amended as of September 25, 2009 to extend the due dates of principal to be paid as follows: $120.0 thousand due on March 1, 2010 and $175.0 thousand due on April 1, 2010 and April 15, 2010.  On November 30, 2009 the New Trust Note was amended, increasing the principal by $0.1 million to $0.6 million.  The additional $0.1 million is payable on demand by the Trust.

GILMAN CIOCIA INC - 10-Q

On or before July 1, 2010 we have $1.1 million of the Notes and $2.0 million of related party notes becoming due.  Our ability to satisfy these and other obligations depends on our future financial performance, which will be subject to prevailing economic, financial, and business conditions.  Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand at December 31, 2009, extensions of due dates on existing notes or a combination thereof.  To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by the further sales of securities through private offerings and by pursuing financing through outside lenders.  We are also continuing to control operating expenses and are implementing our acquisition strategy to increase earnings and cash flow.  While management believes that capital may be available, there is no assurance that such capital can be secured.  Additionally, there can be no assurance that our cost control measures will provide the capital needed which could adversely impact our business, nor can we assure the extensions of due dates on existing notes.

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

On June 30, 2009, the SEC executed an Order Instituting Administrative and Cease-And-Desist Proceedings (the “Order”) Pursuant to Section 8A of the Securities Act, Sections 15(b) and 21(c) of the Exchange Act, and Section 203(f) of the Advisors Act against the Company, PCS, Michael P. Ryan, the Company’s President and CEO (“Ryan”), Rose M. Rudden, the Chief Compliance Officer of PCS (“Rudden”) and certain other current and former Company employee representatives registered with PCS (the “Representatives”).  The Order alleged that the Company, PCS and the Representatives engaged in fraudulent sales of variable annuities to senior citizens and that Ryan, Rudden and two of the Representatives failed to supervise the variable annuity transactions.  It is possible that the Company and PCS may be required to pay judgments, suffer penalties, incur settlements, or be obligated for non-financial undertakings in amounts that could have a material adverse effect on our business, results of operations, financial position or cash flows.  As of December 31, 2009 we have accrued $0.6 million as a reserve for potential fines and disgorgement of profits related to the Order.  In addition, all claims involving the variable annuity sales practices of certain registered representatives of PCS that involve the SEC Order have been interrelated by the insurance carrier.  The total remaining insurance coverage for all of these claims has been reduced from $1.0 million to $0.4 million after settling claims.  As a result of this decreased insurance coverage, we could be required to pay significant additional costs out of pocket, which would have a material adverse effect on our working capital and our results of operations.

Our net cash used in operating activities was $1.3 million for the six months ended December 31, 2009, compared with net cash used in operating activities of $0.9 million for the six months ended December 31, 2008.  The increase in net cash used in operating activities was primarily attributable to an increase in net loss for the six months ended December 31, 2009 and higher commissions earned toward the end of the period that were not collected at December 31, 2009, offset in part by higher commission expense at the end of the period not yet paid.

Net cash used in investing activities was $0.4 million for the six months ended December 31, 2009 compared with $0.6 million for the six months ended December 31, 2008 as we decreased our capital expenditures year over year in an effort to continue controlling costs.

GILMAN CIOCIA INC - 10-Q

Net cash provided by financing activities was $1.7 million for the six months ended December 31, 2009 compared with net cash provided by financing activities of $0.6 million for the six months ended December 31, 2008.  This increase in cash provided by financing activities was due primarily to the proceeds from the additional sales of our Notes and the financing of insurance premiums that were secured in the first quarter of fiscal 2010, whereas, in the prior year, financing of insurance premiums had been secured in the fourth quarter of fiscal 2009.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued guidance on fair value measurements and disclosure.  This guidance amends the fair value measurements and disclosures by improving the disclosure of fair value measurements.  This new accounting guidance is effective for us for the reporting period ending March 31, 2010.  We do not expect the adoption of this new accounting guidance to have an impact on our consolidated financial statements.

Effective for interim and annual periods ending after September 15, 2009, the FASB Accounting Standards CodificationTM (the “Codification”) is the single source of authoritative literature of U.S. generally accepted accounting principles (“GAAP”).  The Codification consolidates all authoritative accounting literature into one internet-based research tool, which supersedes all pre-existing accounting and reporting standards, excluding separate rules and other interpretive guidance released by the SEC.  New accounting guidance is now issued in the form of Accounting Standards Updates, which update the Codification.  We have adopted the Codification in the period ending September 30, 2009.  The adoption of the Codification did not result in any change in our significant accounting policies.

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

GILMAN CIOCIA INC - 10-Q

In December 2007, the FASB amended its guidance on business combinations.  The new accounting guidance supersedes or amends other authoritative literature although it retains the fundamental requirements that the acquisition method of accounting (previously referred to as “purchase method”) be used for all business combinations and that an acquirer be identified for each business combination.  The new guidance also establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in an acquiree; (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination.  The new guidance also requires the acquirer to expense, as incurred, costs relating to any acquisitions.  In April 2009, the FASB amended its guidance further by amending and clarifying the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies.  This new accounting guidance issued by the FASB on business combinations was effective for us July 1, 2009.  During the three months ended December 31, 2009 we acquired the assets of one tax preparation, accounting and financial planning business.  See Note 8.

In April 2008, the FASB issued guidance on the determination of the useful life of an intangible asset.  This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  This new accounting guidance was effective for us July 1, 2009 and will be applied prospectively to business combinations that have an acquisition date on or after July 1, 2009.   The adoption of the new accounting guidance did not have a significant impact on our consolidated financial statements.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

ITEM 4 T. CONTROLS AND PROCEDURES

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Chief Accounting Officer, of our disclosure controls and procedures.  In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of December 31, 2009, our Chief Executive Officer and Principal Financial and Chief Accounting Officer conclude that our disclosure controls and procedures are effective.

GILMAN CIOCIA INC - 10-Q

Changes in Internal Controls

During the three months ended December 31, 2009, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Hearings were held before an Administrative Law Judge commencing on December 1, 2009 and ending January 15, 2010.  It is anticipated that the Administrative Law Judge will issue a decision in the Spring of 2010.

It is possible that the Company and PCS may be required to pay judgments, suffer penalties, incur settlements, or be obligated for non-financial undertakings in amounts that could have a material adverse effect on our business, results of operations, financial position or cash flows.  As of December 31, 2009 we have accrued $0.6 million as a reserve for potential fines and disgorgement of profits related to the Order.

GILMAN CIOCIA INC - 10-Q

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

GILMAN CIOCIA INC - 10-Q

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

GILMAN CIOCIA, INC.

Dated: February 12, 2010	By:	/s/ Michael Ryan
Chief Executive Officer

Dated: February 12, 2010	By:	/s/ Karen Fisher
Principal Financial and Chief Accounting Officer