Form 10-Q
period 2010-03-31
GILMAN CIOCIA, INC.
filed 2010-05-14
CIK 914142

GILMAN CIOCIA INC - 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

---------------------------

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of May 10, 2010, 96,286,889 shares of the issuer's common stock, $0.01 par value, were outstanding.

GILMAN CIOCIA INC - 10-Q

GILMAN CIOCIA, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Period Ending March 31, 2010

GILMAN CIOCIA INC - 10-Q

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Such statements, including statements regarding our expectations about our ability to raise capital, our strategy to achieve our corporate objectives, including our strategy to pursue growth through acquisitions, to increase revenues through our registered representative recruiting program and expand our brand awareness and business presence, our ability to be profitable, the cyclical nature of our business, our liquidity and our ability to fund and intentions for funding future operations, revenues, the outcome or effect of litigation, arbitration and regulatory investigations, the impact of certain accounting pronouncements, the effects of our cost-cutting measures and our intention to continue to closely control expenses, contingent liability associated with acquisitions, the impact of the current economic downturn, and others, are based upon current information, expectations, estimates and projections regarding us, the industries and markets in which we operate, and management's assumptions and beliefs relating thereto.  Words such as “will,” “plan,” “expect,” “remain,” “intend,” “estimate,” “approximate,” and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecasted in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by federal, state and local authorities and their impact on the lines of business in which we and our subsidiaries are involved; unforeseen compliance costs; changes in economic, political or regulatory environments; the impact of the ongoing economic downturn and the tight credit markets; changes in competition and the effects of such changes; the inability to implement our strategies; changes in management and management strategies; our inability to successfully design, create, modify and operate our computer systems and networks; and litigation and regulatory actions involving us.  Readers should take these factors into account in evaluating any such forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  The reader should, however, consult further disclosures we may make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

GILMAN CIOCIA INC - 10-Q

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GILMAN CIOCIA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	Unaudited
	March 31,	June 30,
	2010	2009 (1)
Assets

Cash & Cash Equivalents	$848	$719
Marketable Securities	18	17
Trade Accounts Receivable, Net	3,141	2,269
Receivables from Employees, Net	1,244	881
Prepaid Expenses	473	387
Other Current Assets	172	165
Total Current Assets	5,896	4,438

Property and Equipment (less accumulated depreciation of $6,482 at March 31, 2010 and $6,112 at June 30, 2009)	1,387	1,698
Goodwill	4,091	4,029
Intangible Assets (less accumulated amortization of $7,444 at March 31, 2010 and $6,892 at June 30, 2009)	4,685	4,714
Other Assets	451	469
Total Assets	$16,510	$15,348

Liabilities and Shareholders' Equity

Accounts Payable ($5 and $8 are valued at fair value at March 31, 2010 and June 30, 2009, respectively)	$1,823	$2,327
Accrued Expenses	1,712	1,472
Commission Payable	2,769	2,261
Current Portion of Notes Payable and Capital Leases	1,736	427
Deferred Income	173	110
Due to Related Parties	1,881	1,252
Total Current Liabilities	10,094	7,849

Long Term Portion of Notes Payable and Capital Leases	1,643	1,098
Long Term Portion of Related Party Notes	226	526
Other Long Term Liabilities	250	80
Total Liabilities	12,213	9,553

Shareholders' Equity

Preferred Stock, $0.001 par value; 100 shares authorized; none issued	-	-
Common Stock, $0.01 par value 500,000 shares authorized; 96,287 shares and 95,869 shares issued at March 31, 2010 and June 30, 2009, respectively	963	959
Additional Paid in Capital	36,479	36,435
Accumulated Deficit	(33,145)	(31,599)
Total Shareholders' Equity	4,297	5,795
Total Liabilities and Shareholders' Equity	$16,510	$15,348

(1) Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements

GILMAN CIOCIA INC - 10-Q

GILMAN CIOCIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2010	2009	2010	2009
Revenues
Financial Planning Services	$8,847	$7,321	$25,882	$25,624
Tax Preparation and Accounting Fees	3,996	3,983	5,323	5,209
Total Revenues	12,843	11,304	31,205	30,833

Operating Expenses
Commissions	6,319	5,196	17,323	16,742
Salaries and Benefits	2,418	2,387	6,444	6,473
General and Administrative	1,237	1,235	3,653	3,244
Advertising	657	696	1,074	1,365
Brokerage Fees and Licenses	354	321	978	1,101
Rent	704	756	2,055	2,071
Depreciation and Amortization	298	282	923	845
Total Operating Expenses	11,987	10,873	32,450	31,841

Income/(Loss) Before Other Income and Expenses	856	431	(1,245)	(1,008)

Other Income/(Expense)
Interest and Investment Income	3	3	11	14
Interest Expense	(142)	(104)	(355)	(254)
Other Income, Net	38	62	43	83
Total Other Income/(Expense)	(101)	(39)	(301)	(157)

Income/(Loss) Before Income Taxes	755	392	(1,546)	(1,165)
Income Taxes	-	-	-	-
Net Income/(Loss)	$755	$392	$(1,546)	$(1,165)

Weighted Average Number of Common
Shares Outstanding:
Basic and Diluted Shares	94,199	95,869	96,174	94,961

Basic and Diluted Net Income/(Loss) Per Share:
Net Income/(Loss) Per Common Share	$0.01	$0.00	$(0.02)	$(0.01)

See Notes to Unaudited Consolidated Financial Statements

GILMAN CIOCIA INC - 10-Q

GILMAN CIOCIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	For the Nine Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(1,546)	$(1,165)

Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	923	845
Issuance of common stock for stock-based compensation and other	53	18
Allowance for doubtful accounts	102	80
Gain on fair value recognition on accounts payable	(14)	(23)

Changes in assets and liabilities:
Accounts receivable	(937)	(194)
Prepaid and other current assets	(249)	177
Change in marketable securities	(1)	13
Other assets	-	28
Accounts payable and accrued expenses	441	(102)
Deferred income	64	316
Net cash used in operating activities:	(1,164)	(7)

Cash Flows from Investing Activities:
Capital expenditures	(55)	(279)
Cash paid for acquisitions, net of cash acquired and debt incurred	(518)	(412)
Receivables from employees	(322)	(316)
Due from office sales	11	23
Net cash used in investing activities:	(884)	(984)

Cash Flows from Financing Activities:
Proceeds from other loans	461	165
Proceeds from notes payable	2,217	745
Proceeds from capital stock issuance	-	170
Proceeds from related parties	478	520
Payments to related parties	(150)	(124)
Payments of bank loans and other loans	(829)	(946)
Payments related to stock offering costs	-	(23)
Net cash provided by financing activities:	2,177	507

Net change in cash and cash equivalents	129	(484)
Cash and cash equivalents at beginning of period	719	1,373
Cash and cash equivalents at end of period	$848	$889

See Notes to Unaudited Consolidated Financial Statements and Supplemental Disclosures to Consolidated Statements of Cash Flows

GILMAN CIOCIA INC - 10-Q

GILMAN CIOCIA, INC.
Supplemental Disclosures to Consolidated Statements of Cash Flows (unaudited)
(in thousands)
	For the Nine Months Ended March 31,
	2010	2009
Cash Flow Information
Cash payments during the year for:
Interest	$333	$236

Supplemental Disclosure of Non-Cash Transactions
Issuance of common stock for services, interest and other	$30	$15
Equipment acquired under capital leases	$4	$231
Fair value recognition on legacy accounts payable	$(14)	$(23)

See Notes to the Unaudited Consolidated Financial Statements

GILMAN CIOCIA INC - 10-Q

GILMAN CIOCIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  ORGANIZATION AND NATURE OF BUSINESS

Description of the Company

Gilman Ciocia, Inc. (together with its wholly owned subsidiaries, “we”, “us”, “our” or the “Company”) was founded in 1981 and is incorporated under the laws of the State of Delaware.  We provide federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets, accounting services to small and midsize companies and financial planning services, including securities brokerage, investment management services, insurance and financing services.  As of March 31, 2010, we had 27 company-owned offices operating in three states (New York, New Jersey, and Florida) and 41 independently operated offices providing financial planning services in 11 states.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted pursuant to such rules and regulations.  However, we believe that the disclosures are adequate to make the information presented not misleading.  The Consolidated Balance Sheet as of March 31, 2010, the Consolidated Statements of Operations for the three months and nine months ended March 31, 2010 and 2009 and the Consolidated Statements of Cash Flows for the nine months ended March 31, 2010 and 2009 are unaudited.  The Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations.  The operating results for the three months and nine months ended March 31, 2010 are not necessarily indicative of the results to be expected for any other interim period or any future year.  These Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

GILMAN CIOCIA INC - 10-Q

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Furthermore, we, including our wholly owned subsidiary Prime Capital Services, Inc. (“PCS”), have been named as a defendant in various customer arbitrations.  These claims result from the actions of brokers affiliated with PCS.  In addition, under the PCS registered representatives contract, each registered representative has indemnified us for these claims.  We have established liabilities for potential losses from such complaints, legal actions, government investigations and proceedings.  In establishing these liabilities, our management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses.  In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution.  However, accruals are reviewed regularly and are adjusted to reflect our estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter.  Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters.  If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined.  A majority of these claims are covered by our errors and omissions insurance policy.  While we will vigorously defend ourselves in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

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

Net Income/(Loss) Per Share

Basic net income/(loss) per share is computed using the weighted average number of common shares outstanding during each period.  Options to purchase 2,632,298 common shares at an average price of $0.19 per share and options to purchase 2,470,213 common shares at an average price of $0.19 per share were outstanding during the three months and nine months ended March 31, 2010, respectively, but were not included in the computation of diluted earnings per share.  They were not included during the three months ended March 31, 2010 because to do so would be anti-dilutive and because the options’ exercise prices were greater than the average market price of the common shares and they were not included in the nine months ended March 31, 2010 because the options’ exercise prices were greater than the average market price of the common shares.

Options to purchase 1,188,383 common shares at an average price of $0.21 per share and options to purchase 541,513 common shares at an average price of $0.28 per share were outstanding during the three months and nine months ended March 31, 2009, respectively, but were not included in the computation of diluted earnings per share.  They were not included during the three months ended March 31, 2009 because to do so would be anti-dilutive and because the options’ exercise prices were greater than the average market price of the common shares and they were not included in the nine months ended March 31, 2009 because the options’ exercise prices were greater than the average market price of the common shares.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and debt, approximated fair value as of March 31, 2010 because of the relatively short-term maturity of these instruments and their market interest rates.

Contingent Consideration

In December 2007, the Financial Accounting Standards Board (“FASB”) amended its guidance on business combinations.  The new accounting guidance supersedes or amends other authoritative literature although it retains the fundamental requirements that the acquisition method of accounting (previously referred to as “purchase method”) be used for all business combinations and that an acquirer be identified for each business combination.  The new guidance also establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in an acquiree; (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination.  The new guidance also requires the acquirer to expense, as incurred, costs relating to any acquisitions.  This new accounting guidance issued by the FASB on business combinations was effective for us July 1, 2009.  During the nine months ended March 31, 2010 we entered into two asset purchase agreements which include contingent consideration based upon gross revenue generated in future periods.  At the time of acquisition we recognized a liability of $0.3 million representing anticipated future contingency payments.  See Note 8.

GILMAN CIOCIA INC - 10-Q

Prior to the accounting guidance issued by the FASB on business combinations which was effective for us July 1, 2009,  we entered into two asset purchase agreements during fiscal 2009 and four asset purchase agreements during fiscal 2008 which include contingent consideration based upon gross revenue generated in future periods.  No liability will be recorded until the contingency is determined beyond a reasonable doubt.  Based on an estimate of these future revenues, we expect we will have a contingent liability of $0.7 million, subject to change based on actual future revenues earned.

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

3.  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued guidance on fair value measurements and disclosure.  This guidance amends the fair value measurements and disclosures by improving the disclosure of fair value measurements.  We have adopted the Codification in the period ending March 31, 2010.  The adoption of  the Codification did not result in any change in our significant accounting policies.

Effective for interim and annual periods ending after September 15, 2009, the FASB Accounting Standards CodificationTM (the “Codification”) is the single source of authoritative literature of GAAP.  The Codification consolidates all authoritative accounting literature into one internet-based research tool, which supersedes all pre-existing accounting and reporting standards, excluding separate rules and other interpretive guidance released by the SEC.  New accounting guidance is now issued in the form of Accounting Standards Updates, which update the Codification.  We have adopted the Codification in the period ending September 30, 2009.  The adoption of  the Codification did not result in any change in our significant accounting policies.

In August 2009, the FASB issued guidance on measuring liabilities at fair value.  This guidance amends the fair value measurements and disclosures by providing additional guidance clarifying the measurement of liabilities at fair value.  The adoption of the new accounting guidance did not have a significant impact on our consolidated financial statements.

GILMAN CIOCIA INC - 10-Q

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

In December 2007, the FASB amended its guidance on business combinations.  The new accounting guidance supersedes or amends other authoritative literature although it retains the fundamental requirements that the acquisition method of accounting (previously referred to as “purchase method”) be used for all business combinations and that an acquirer be identified for each business combination.  The new guidance also establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in an acquiree; (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination.  The new guidance also requires the acquirer to expense, as incurred, costs relating to any acquisitions.  In April 2009, the FASB amended its guidance further by amending and clarifying the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies.  This new accounting guidance issued by the FASB on business combinations was effective for us July 1, 2009 and resulted in our recording a liability contingent upon future earnings generated by the acquisitions made during the three months ended March 31, 2010.  When new information about the possible outcome of the contingency is obtained and it results in our estimates of future earnings being lower than originally anticipated we are required to recognize additional expense at that time.   If our estimates of such future earnings are higher than anticipated we cannot recognize a gain until which time the contigency is resolved.

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

4.  COMMITMENTS AND CONTINGENCIES

Litigation

On June 30, 2009, the SEC executed an Order Instituting Administrative and Cease-And-Desist Proceedings (the “Instituting Order”) Pursuant to Section 8A of the Securities Act, Sections 15(b) and 21(c) of the Exchange Act, and Section 203(f) of the Investment Advisors Act of 1940 (the “Advisors Act”) against the Company, PCS, Michael P. Ryan, the Company’s President and CEO (“Ryan”), Rose M. Rudden, the Chief Compliance Officer of PCS (“Rudden”) and certain other current and former Company employee representatives registered with PCS (the “Representatives”).  The Instituting Order alleged that the Company, PCS and the Representatives engaged in fraudulent sales of variable annuities to senior citizens and that Ryan, Rudden and two of the Representatives failed to supervise the variable annuity transactions.

GILMAN CIOCIA INC - 10-Q

The Instituting Order alleged that PCS willfully: engaged in fraudulent conduct in the offer, purchase and sale of securities; failed to make and keep current certain books and records relating to its business for prescribed periods of time; and failed reasonably to supervise with a view to prevent and detect violations of the federal securities statutes, rules and regulations by the Representatives.

The Instituting Order alleged that the Company aided, abetted and caused PCS to engage in fraudulent conduct in the offer, purchase and sale of securities.

The Instituting Order alleged that Ryan, Rudden and two of the Representatives failed reasonably to supervise with a view to preventing and detecting violations of the federal securities statutes, rules and regulations by the Representatives.

The Instituting Order alleged that four of the Representatives willfully: engaged in fraudulent conduct in the offer, purchase and sale of securities; and aided, abetted and caused PCS to fail to keep current certain books and records relating to its business for prescribed periods of time.

Hearings were held before an Administrative Law Judge commencing on December 1, 2009 and ending January 15, 2010. On March 16, 2010, the SEC approved the Offer of Settlement by the Company and PCS regarding the Instituting Order (the “Settlement”).  The SEC executed an Order Making Findings and Imposing Remedial Sanctions Pursuant to Section 8A of the Securities Act, Sections 15(b) and 21(c) of the Securities Exchange Act, and Section 203(f) of the Investment Advisers Act of 1940 as to PCS and the Company (the “Settlement Order”).

A settlement was not reached with the SEC by Ryan, Rudden and the Representatives.  We are awaiting a decision by the Administrative Law Judge concerning Ryan, Rudden and the Representatives.

Except as to the SEC’s jurisdiction over them and the subject matter of the Instituting Order, the Company and PCS agreed to the Settlement without admitting or denying the findings contained in the Settlement Order.  The Company and PCS chose to settle to avoid costly and protracted litigation.

Under the terms of the Settlement, the Company and PCS agreed to certain undertakings including retaining an Independent Compliance Consultant to conduct a comprehensive review of their supervisory, compliance and other policies, practices and procedures related to variable annuities. The Independent Compliance Consultant will submit a report to the SEC at the conclusion of its review.

In addition, the Company and PCS consented to certain sanctions pursuant to Section 8A of the Securities Act and Sections 15(b) and 21(c) of the Exchange Act.  PCS shall cease and desist from committing or causing any violations and any future violations of Section 17(a) of the Securities Act and Sections 10(b), 15(c) and 17(a) of the Exchange Act and Rules 10b-5 and 17a-3 thereunder. The Company shall cease and desist from committing or causing any violations and any future violations of Section 17(a) of the Securities Act and Sections 10(b) and 15(c) of the Exchange Act and Rule 10b-5 thereunder.  PCS and the Company were censured.

GILMAN CIOCIA INC - 10-Q

PCS agreed to pay disgorgement of $97,389.05 and prejudgment interest of $46,873.53, for a total payment of $144,262.58 within twenty (20) days from the issuance of the Settlement Order, which was paid on March 29, 2010.  The Company agreed to pay civil penalties of $450,000 and disgorgement of $1.00.  Payment of the civil penalties by the Company shall be made in the following installments:  $53,824.28 was to be paid within twenty (20) days of the issuance of the Settlement Order, which was paid on March 29, 2010; $198,087.86 is to be paid within 180 days from the issuance of the Settlement Order; and $198,087.86 is to be paid within 364 days from the issuance of the Settlement Order, with post-judgment interest due on the second and third installments.  A copy of the Offer of Settlement is annexed hereto as Exhibit 10.1 and a copy of the Settlement Order is annexed hereto as Exhibit 10.2.

In addition, all claims involving the variable annuity sales practices of certain registered representatives of PCS that involve the Instituting Order have been interrelated by the insurance carrier (the “Interrelated Claims”).  The total remaining insurance coverage for Interrelated Claims has been reduced from $1.0 million to $0.4 million after settling claims.  As a result of this decreased insurance coverage, we could be required to pay significant additional costs out of pocket, which would have a material adverse effect on our working capital and our results of operations.

On or about March 10, 2010, an arbitration was filed with FINRA which may be subject to the reduced insurance coverage for Interrelated Claims.  The Company believes that this arbitration will be covered by our insurance.  The Company estimates that the range of possible exposure from this arbitration in excess of insurance coverage is zero to $150.0 thousand.  While we will vigorously defend ourselves in this arbitration, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that this arbitration will not have a material adverse impact on our financial position.

The Company and PCS are defendants and respondents in lawsuits and Financial Industry Regulatory Authority (“FINRA”) arbitrations in the ordinary course of business.  PCS has errors and omissions insurance coverage that will cover a portion of such matters.  In addition, under the PCS registered representatives contract, each registered representative is responsible for covering awards, settlements and costs in connection with these claims.  While we will vigorously defend ourselves in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.  At March 31, 2010 we have accrued $0.1 million for potential settlements, judgments and awards.

5.  EQUITY

On October 31, 2008 we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “Offering”).  The Offering was amended on December 8, 2008, September 3, 2009, December 16, 2009 and February 11, 2010.  The securities offered for sale in the Offering, as amended are:  $3.8 million of notes with interest at 10.0% (the “Notes”) and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).    During the nine months ended March 31, 2010, we issued another $2.5 million of Notes bringing the total issued through March 31, 2010, to $2.1 million of Notes due on July 1, 2010, $1.7 million of Notes due on July 1, 2011 and $0.1 million, or 1.3 million Shares.

GILMAN CIOCIA INC - 10-Q

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

We have significant legacy accounts payable balances that are at least four years old and that we believe will never require a financial payment for a variety of reasons.  Accordingly, we opted to use the cost approach as our valuation technique to measure the fair value of our legacy accounts payable.  Based on historical payouts we have established an estimate of fifteen cents on the dollar on these legacy balances that we would potentially pay out.  The income recorded during the nine months ended March 31, 2010 and the nine months ended March 31, 2009 was $13.8 thousand and $23.4 thousand, respectively.

The following table sets forth the liabilities as of March 31, 2010 which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.  These are classified based on the lowest level of input that is significant to the fair value measurement:

GILMAN CIOCIA INC - 10-Q

Quoted Prices in Active
(in thousands)	Total Fair Value	Markets for Identical	Significant Unobservable
Description	of Liability	Assets (Level 1)	Inputs (Level 3)
Marketable securities	$ 18	$ 18	$ -
Accounts payable greater than 4 years old	$ 5	$ -	$ 5

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

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

A reconciliation of the change in the carrying value of goodwill for the nine month period ended March 31, 2010 is as follows (in thousands):

Balance at June 30, 2009	$4,029
Adjustment to purchase accounting (1)	62
Balance at March 31, 2010	$4,091

(1) During fiscal 2008 and 2009, we purchased six tax preparation and accounting practices.  Initial purchase prices are adjusted based on contingency payments made subsequent to the original purchase date.

Other intangible assets subject to amortization are comprised of the following at:

(in thousands)	March 31, 2010	June 30, 2009
Customer Lists	$ 7,024	$ 6,543
Broker-Dealer Registration	100	100
Non-Compete Contracts	805	763
House Accounts	600	600
Administrative Infrastructure	500	500
Independent Contractor Agreements	3,100	3,100
Intangible Assets at Cost	12,129	11,606
Less: Accumulated Amortization and Impairment	(7,444)	(6,892)
Intangible Assets, Net	$ 4,685	$ 4,714

GILMAN CIOCIA INC - 10-Q

Amortization expense for both the three months ended March 31, 2010 and March 31, 2009 was $0.2 million.  Amortization expense for the nine months ended March 31, 2010 and March 31, 2009 was $0.6 million and $0.5 million, respectively.

8.  ACQUISITIONS

During the nine months ended March 31, 2010 we entered into asset purchase agreements to purchase two tax preparation, accounting and financial planning businesses.  In each case, the purchase price is equal to a percentage of gross revenue generated from the preparation of tax returns, accounting services and financial planning revenues from clients generated during a five-year period.  Commencing on March 31, 2010 and each 90-day period thereafter, we will pay the seller an installment payment based on a percentage of gross revenues generated during a five-year period after the closing date less all prior payments received.  In accordance with the FASB’s amended guidance on business combinations we recorded a liability of $0.3 million representing the future contingency payments described above.   These anticipated payments have been discounted at a per annum rate of 10%.  The final anticipated payments are subject to change based on the actual gross revenues generated from these acquisitions.

During fiscal 2009 and 2008, we entered into asset purchase agreements to purchase six tax preparation, accounting and financial planning businesses.  In each case, the purchase price is equal to a percentage of gross revenue generated from the preparation of tax returns, accounting services and financial planning revenues from clients generated during a one to five-year period.  Commencing on the first quarter end after the acquisition date and each 90-day period thereafter, we will pay the seller an installment payment based on a percentage of gross revenues generated during a one to five-year period after the closing date less all prior payments received.  Payments made as of March 31, 2010 totaled $1.5 million in the aggregate.  No liability will be recorded until the contingency is determinable beyond a reasonable doubt.  Based on an estimate of these future revenues, we expect we will have a contingent liability of $0.7 million, subject to change based on actual future revenues earned.

9.  DEBT

	March 31,	June 30,
(in thousands)	2010	2009
Private Offering Notes	$2,902	$745
Note Payable for Insurance	38	88
Capitalized Lease Obligations	439	692
Total	3,379	1,525
Less: Current Portion	(1,736)	(427)
Total	$1,643	$1,098

On October 31, 2008 we commenced the Offering, which was amended on December 8, 2008, September 3, 2009, December 16, 2009 and February 11, 2010.  The securities offered for sale in the Offering, as amended are:  $3.8 million of Notes and $0.4 million, or 3.5 million Shares.  During the nine months ended March 31, 2010, we issued another $2.5 million of Notes bringing the total issued through March 31, 2010, to $2.1 million of Notes due on July 1, 2010, $1.7 million of Notes due on July 1, 2011 and $0.1 million, or 1.3 million Shares.

GILMAN CIOCIA INC - 10-Q

On January 27, 2009, Carole Enisman, Executive Vice President of Operations purchased a $0.2 million Note of the $3.8 million of Notes.  On November 24, 2009 Ms. Enisman purchased an additional $40.0 thousand Note and Michael Ryan, President and Chief Executive Officer purchased a $38.0 thousand Note of the $3.8 million Notes.  The Notes with Ms. Enisman were amended on March 2, 2010 extending the due date to July 1, 2011.  The Note with Mr. Ryan was amended on April 19, 2010 extending the due date to July 1, 2011.  On December 3, 2008 and August 19, 2009, three trusts, of which James Ciocia, Chairman of the Board is a trustee, purchased an aggregate of $0.6 million of Notes of the $3.8 million of the Notes.  The Carole Enisman, Michael Ryan and James Ciocia as trustee purchases are included in related party debt.

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

Changes in our stock option activity during the nine months ended March 31, 2010 were as follows:

	Shares	Weighted Average Exercise Price
Outstanding, June 30, 2009	2,175,800	$0.20
Granted	499,998	0.15
Exercised	-	-
Expired	-	-
Canceled	(43,500)	0.18
Outstanding, March 31, 2010	2,632,298	$0.19

Exercisable, March 31, 2010	10,000	$6.00

The range of exercise prices for the outstanding options at March 31, 2010 is between $0.10 and $6.00.

During the nine months ended March 31, 2010, 43,500 outstanding options at an exercise price of $0.18 were canceled as a result of employees terminating employment prior to fully vesting.

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

GILMAN CIOCIA INC - 10-Q

11.  ACCRUED EXPENSES

Accrued expenses consist of the following:

(in thousands)	March 31,	June 30,
	2010	2009

Accrued compensation	$529	$251
Accrued bonus	15	58
Accrued related party compensation and bonus	89	146
Accrued vacation	145	127
Accrued settlement fees	446	380
Accrued audit fees & tax fees	177	163
Accrued interest	43	23
Accrued other	156	278
Accrued acquisitions short term	112	46
Total Accrued Expenses	$1,712	$1,472

12.  RELATED PARTY DEBT AND TRANSACTIONS

	March 31,	June 30,
(in thousands)	2010	2009

Prime Partners Note (a) (c)	$623	$739
Trust Note (b) (c) (d)	570	470
Ciocia as Trustee Note (e)	600	300
Enisman and Ryan Note (f)	248	170
Finkelstein Note (g)	50	50
Other Officer’s Notes	16	49
Total	2,107	1,778
Less: Current Portion	(1,881)	(1,252)
Total	$226	$526

(a) During fiscal 2007, Prime Partners loaned us an aggregate of $1.7 million at an interest rate of 10%. During fiscal 2007, we repaid $0.7 million to Prime Partners and as of June 30, 2007, we owed Prime Partners $2.8 million. Michael Ryan is a director, an officer and a significant shareholder of Prime Partners.  On August 16, 2007, Prime Partners sold to Prime Partners II, LLC $1.5 million of the $2.8 million owed to it by the Company.   Prime Partners II, LLC is a limited liability company.  Michael Ryan is a significant member and a manager of Prime Partners II, LLC.  On August 20, 2007, Prime Partners II, LLC converted the $1.5 million of our debt into 15.4 million shares of our common stock.    As of June 30, 2008, we owed Prime Partners a total of $1.3 million in principal.  A $1.0 million note to Prime Partners dated as of January 31, 2008 was due on June 30, 2008 (the “$1.0 Million Note”).  On December 26, 2007, we entered into a promissory note in the amount of $0.3 million with Prime Partners for related party debt which was previously included in accrued expenses.  The note pays interest at the rate of 10.0% per annum.  The note is payable over 31 months and the first payment of approximately $11.0 thousand was paid in January 2008 and continues to be paid monthly.

(b) A trust, of which Mr. Finkelstein is the trustee (“the Trust”), made a short-term loan to Prime Partners for $0.3 million on July 18, 2006, which paid interest at 10% per annum.  On October 16, 2006, the Trust made an additional short-term loan to Prime Partners for $0.2 million, which accrued interest at 10% per annum.  As of June 30, 2008, Prime Partners owed the Trust $0.5 million in principal pursuant to a promissory note dated January 31, 2008 (the “Old Note”).  As security for the total loan in the amount of $0.5 million, Prime Partners gave the Trust a security interest in the note related to the sale of two of our offices that we assigned to Prime Partners and a security interest in the notes that we owed to Prime Partners.

GILMAN CIOCIA INC - 10-Q

(c) As of September 1, 2008, Prime Partners assigned $0.5 million from the $1.0 Million Note to the Trust in payment of the Old Note.  As of September 1, 2008, we entered into a new $0.5 million promissory note with Prime Partners at 10% interest to be paid in arrears through the end of the previous month on the 15th day of each month commencing on October 15, 2008 and principal due on or before July 1, 2009 (the “New Prime Partners Note”).  The New Prime Partners Note was amended as of June 30, 2009 to extend the due date of principal to July 1, 2010.  The New Prime Partners Note was again amended as of May 5, 2010 to extend the due date of principal to July 1, 2011.

(d) As of September 1, 2008, we entered into a new $0.5 million promissory note with the Trust (the “New Trust Note”).  The New Trust Note was amended on January 30, 2009.  The New Trust Note provided for 10% interest to be paid in arrears through the end of the previous month on the 15th day of each month commencing on October 15, 2008.   The principal of the New Trust Note was to be paid to the Trust as follows:  $117.5 thousand on March 31, 2009, April 30, 2009, May 31, 2009 and June 30, 2009.  On May 8, 2009 the New Trust Note was amended to extend the full principal payment of $0.5 million to June 30, 2009.  The New Trust Note was again amended as of September 25, 2009 to extend the due dates of principal to be paid as follows: $120.0 thousand due on March 1, 2010 and $175.0 thousand due on April 1, 2010 and April 15, 2010.  We gave the Trust a collateral security interest in all of its assets, including the stock of PCS, subordinate only to the outstanding security interest of Wachovia Bank.  We agreed that the only loan debt principal that we were permitted to pay until the New Trust Note was paid in full were: the existing Wachovia debt which was paid in full on March 31, 2009, the scheduled principal payments on certain executive notes with de minimis balances and the scheduled principal payments to Prime Partners for the $0.3 million Promissory Note dated December 26, 2007.  No payments of loan principal could be paid to any other existing or future lenders, including to Prime Partners on the New Prime Partners Note.  Prime Partners and Ted Finkelstein guaranteed the New Trust Note.  The guarantee of Prime Partners was secured by a collateral assignment of the promissory note dated January 23, 2004 between Daniel R. Levy and the Company in the original amount of $0.9 million which was assigned to Prime Partners, Inc. on June 26, 2006.  On November 30, 2009 the New Trust Note was amended, increasing the principal by $0.1 million to $0.6 million.  The additional $0.1 million was payable on demand by the Trust.  On April 15, 2010, the $0.6 million Trust Note was paid in full.

(e) On December 3, 2008, three trusts of which James Ciocia is a trustee, purchased an aggregate of $0.3 million of the Notes issued pursuant to the Offering in reliance upon the exemption from registration in Rule 506 of Regulation D.  On August 19, 2009, these trusts purchased an additional $0.3 million of the Notes.  See Note 9.

(f) On January 27, 2009, Carole Enisman, Executive Vice President of Operations, purchased a $0.2 million Note pursuant to the Offering.  On November 24, 2009 Ms. Enisman purchased an additional $40.0 thousand Note and Michael Ryan, President and Chief Executive Officer, purchased a $38.0 thousand Note of the $3.8 million Notes. The Notes with Ms. Enisman were amended on March 2, 2010 extending the due date to July 1, 2011.  The Note with Mr. Ryan was amended on April 19, 2010 extending the due date to July 1, 2011.   See Note 9.

(g) On November 28, 2008 we issued a promissory note in the amount of $50.0 thousand to Ted Finkelstein, our Vice President, General Counsel and Secretary.  The note provided for 10.0% interest to be paid monthly with the principal balance to be paid before June 30, 2009.  The promissory note was amended as of June 30, 2009 to extend the due date of principal to May 1, 2010.  On May 4, 2010, the $50.0 thousand Finkelstein Note was paid in full.

At March 31, 2010, the aggregate amount we owed to related parties was $2.1 million.

13.  SUBSEQUENT EVENTS

We evaluated for disclosure purposes subsequent events through May 14, 2010.

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

For the three months ended March 31, 2010, approximately 31.0% of our revenues were earned from tax preparation and accounting services and approximately 69.0% were earned from all financial planning and related services, of which approximately 70.0% were earned from brokerage commissions, 25.0% from asset management, 3.0% from insurance, 1.0% from lending services and 1.0% from PCS Marketing.

The tax preparation business is a highly seasonal business.  The first and second quarters of our fiscal year are typically our weakest quarters and the third quarter of our fiscal year is typically our strongest.

During the three months ended March 31, 2010, we had net income of $0.8 million compared to net income of $0.4 million during the three months ended March 31, 2009.  Financial planning revenues were higher by $1.5 million for the three months ended March 31, 2010 versus the same period last year with corresponding commission expense also higher by $1.1 million as a result of the increased revenues.  Tax preparation and accounting services revenue increased slightly year over year, mostly due to an increase in average client fees and two small acquisitions that were made in the three months ended March 31, 2010, offset in part by declines in the number of returns filed as a result of general economic conditions.

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

GILMAN CIOCIA INC - 10-Q

Managed Assets

As indicated in the following table, as of March 31, 2010, assets under AFP management increased 3.4%, or $19.9 million, to $606.6 million, from $586.7 million as of December 31, 2009.  This increase is mostly attributable to improved market conditions offset in part by net removed money under management.  As of March 31, 2010, total Company securities under custody were $3.8 billion, down 0.4%, or $14.6 million from December 31, 2009.

The following table presents the market values of assets under AFP management:

(in thousands) Market Value as of	Annuities	Brokerage	Total Assets Under Management

3/31/2010	$263,829	$342,737	$606,566
12/31/2009	$274,658	$312,023	$586,681
9/30/2009	$283,186	$288,813	$571,999
6/30/2009	$275,321	$248,394	$523,715

The following table presents the market values of total Company securities under custody.  The numbers do not include fixed annuities.

(in thousands) Market Value as of	Total Company Securities Under Custody

3/31/2010	$3,791,299
12/31/2009	$3,805,862
9/30/2009	$3,687,054
6/30/2009	$3,349,106

GILMAN CIOCIA INC - 10-Q

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

Revenue

The following table presents revenue by product line and brokerage revenue by product type:

	For the Three Months Ended March 31,
(in thousands) Consolidated Revenue Detail	2010	2009	% Change 2010-2009	% of Total Revenue 2010	% of Total Revenue 2009

Revenue by Product Line
Brokerage Commissions Revenue	$6,213	$5,196	19.6%	48.4%	46.0%
Insurance Commissions	218	221	-1.4%	1.7%	1.9%
Advisory Fees (1)	2,187	1,691	29.3%	17.0%	15.0%
Tax Preparation and Accounting Fees	3,996	3,983	0.3%	31.1%	35.2%
Lending Services	92	109	-15.6%	0.7%	1.0%
Marketing Revenue	137	104	31.7%	1.1%	0.9%
Total Revenue	$12,843	$11,304	13.6%	100.0%	100.0%

Brokerage Commissions Revenue by Product Type
Mutual Funds	$1,150	$667	72.4%	9.0%	5.9%
Equities, Bonds & Unit Investment Trusts	350	249	40.6%	2.7%	2.2%
Annuities	1,912	2,408	-20.6%	14.9%	21.3%
Trails (1)	2,062	1,359	51.7%	16.1%	12.0%
All Other Products	739	513	44.1%	5.7%	4.6%
Brokerage Commissions Revenue	$6,213	$5,196	19.6%	48.4%	46.0%

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

The following table sets forth a breakdown of our consolidated financial planning revenue by company-owned offices and independent offices for the three months ended March 31, 2010 and 2009:

	For Three Months Ended March 31,
(in thousands)	2010	% of Total	2009	% of Total
Company-Owned Offices	$ 4,262	48.2%	$ 3,596	49.1%
Independent Offices	4,585	51.8%	3,725	50.9%
Total	$ 8,847		$ 7,321

GILMAN CIOCIA INC - 10-Q

Our total revenues for the three months ended March 31, 2010 were $12.8 million compared to $11.3 million for the three months ended March 31, 2009, an increase of $1.5 million or 13.6%.  Our total revenues for the three months ended March 31, 2010 consisted of $8.8 million for financial planning services and $4.0 million for tax preparation and accounting services.  Financial planning services represented approximately 69.0% and tax preparation and accounting services represented approximately 31.0% of our total revenues during the three months ended March 31, 2010.  Our total revenues for the three months ended March 31, 2009 consisted of $7.3 million for financial planning services and $4.0 million for tax preparation and accounting services.  Financial planning services represented approximately 65.0% and tax preparation fees and accounting services represented approximately 35.0% of our total revenues during the three months ended March 31, 2009.

For the three months ended March 31, 2010, financial planning revenue was $8.8 million compared to $7.3 million for the same period last year.  Financial planning revenue has increased 20.8% for the three months ended March 31, 2010 compared with the same period last year as the financial markets continue to improve.    For the three months ended March 31, 2010, revenues from trails and advisory fees increased to $4.2 million, up $1.2 million or 39.3% from the three months ended March 31, 2009.  The increase in recurring revenues is mostly attributable to more assets under management at December 31, 2009, at which time fees are determined and revenue is recognized during the three months ended March 31, 2010, compared with the same period last year.  We continue to remain committed to our strategy of growing our recurring revenues in an effort to mitigate any negative impact a volatile market may have on our other revenue streams.   This is evidenced by growth in our new money under management which had a net increase of $69.9 million for the twelve months ended December 31, 2009.

Tax preparation and accounting services revenue was $4.0 million for the three months ended March 31, 2010, relatively unchanged from the same period last year as increases from acquisitions made during the three months ended March 31, 2010 were offset in part by declines in the number of returns filed as a result of general economic conditions.  We believe a significant portion of the attrition came in the form of fewer overall tax returns filed with the IRS, a result of the recent recessionary period in the U.S. economy.  Historically, recessionary periods result in high unemployment, the result of which is lower taxable income and fewer individual tax filings.  Additionally, we believe the prior year’s three months ended March 31, 2009 saw some spillover from the prior year as a result of the 2008 economic stimulus that resulted in more tax filings as taxpayers whose income is below the filing requirements did so in an effort to receive the stimulus.

Expenses

Our total operating expenses for the three months ended March 31, 2010 were $12.0 million, up $1.1 million or 10.2%, compared to $10.9 million for the three months ended March 31, 2009.  This increase is mostly due to an increase in commission expense of $1.1 million, mostly a result of the $1.5 million increase in financial planning revenues and to a lesser extent the higher commission payouts on the independent channel compared with the employee channel.

GILMAN CIOCIA INC - 10-Q

Commission expense was $6.3 million for the three months ended March 31, 2010, compared with $5.2 million for the same period last year.  Commission expense increased $1.1 million mostly due to the $1.5 million increase in financial planning revenues and to a lesser extent the higher commission payouts on the independent channel compared with the employee channel.  Financial planning commission expense as a percentage of financial planning revenue was approximately 64.0% and 62.0% for the three months ended March 31, 2010 and March 31, 2009, respectively.  This increase as a percentage of revenue is attributable to financial planning revenue generated through our independent channel representing 51.8% of the total financial planning revenue where commission pay out rates are higher than on the employee channel compared with the same period last year when our independent channel generated 50.9% of the total financial planning revenue.

Salaries, which consist primarily of salaries, related payroll taxes and employee benefit costs, increased by $31.0 thousand, or 1.3% for the three months ended March 31, 2010 compared to the same period last year mostly due to salaries related to acquisitions and new payroll taxes imposed by the State of New York, offset in part by savings from staff cuts.

General and administrative expenses were relatively unchanged for the three months ended March 31, 2010 compared to the same period last year.  On June 30, 2009, the SEC executed an Order Instituting Administrative and Cease-And-Desist Proceedings (the “Instituting Order”) Pursuant to Section 8A of the Securities Act, Sections 15(b) and 21(c) of the Exchange Act, and Section 203(f) of the Advisors Act against the Company, PCS, Michael P. Ryan, the Company’s President and CEO (“Ryan”), Rose M. Rudden, the Chief Compliance Officer of PCS (“Rudden”) and certain other current and former Company employee representatives registered with PCS (the “Representatives”).  The resulting increase in litigation costs associated with the Instituting Order and an increase in bad debt expense due to acquisition related accounting services were offset by our efforts to reduce general and administrative expenses.

Advertising expense decreased by $38.0 thousand, or 5.5%, for the three months ended March 31, 2010 compared with the same period last year.  This decrease is primarily attributable to our efforts to reduce our advertising spending and to find more cost effective advertising channels to grow brand awareness.

Brokerage fees and licenses increased $33.0 thousand, or 10.4% for the three months ended March 31, 2010 compared with the same period last year.  This increase is mostly due to the increase in market values of accounts under management with third party money managers in AFP.

Rent expense decreased by $53.0 thousand, or 7.0% for the three months ended March 31, 2010 compared to the same period last year.  The decrease is a result of renegotiating lower rents at a number of company owned offices, downsizing the corporate office and downsizing or relocating a number of company owned offices to smaller locations, offset in part by acquisitions and annual rent increases on existing leases.

Depreciation and amortization expense increased by $16.0 thousand, or 5.6% for the three months ended March 31, 2010 compared with the same period last year.   The increase in depreciation and amortization is a result of increased amortization due to acquisitions.

Our net income from operations before other income and expense increased to $0.9 million for the three months ended March 31, 2010 compared to $0.4 million for the three months ended March 31, 2009.  The increase in net income from operations was primarily attributable to an increase in financial planning revenues of $1.5 million as the financial markets continue to improve offset by related commission expense of $1.1 million.

GILMAN CIOCIA INC - 10-Q

Total other income/(expense) was a net expense of $0.1 million for the three months ended March 31, 2010, an increase of $62.0 thousand compared with the same period last year.  This increase is mostly the result of higher interest expense due to the issuance of private offering notes.

Our net income for the three months ended March 31, 2010 was $0.8 million, or $0.01 per basic and diluted share, compared with net income of $0.4 million, or $0.00 per basic and diluted share for the three months ended March 31, 2009.  The increase in net income was primarily attributable to an increase in financial planning revenues of $1.5 million as the financial markets continue to improve offset by related commission expense of $1.1 million.

GILMAN CIOCIA INC - 10-Q

RESULTS OF OPERATIONS – NINE MONTHS ENDED MARCH 31, 2010 COMPARED TO NINE MONTHS ENDED MARCH 31, 2009

Revenue

The following table presents revenue by product line and brokerage revenue by product type:

	For the Nine Months Ended March 31,
(in thousands) Consolidated Revenue Detail	2010	2009	% Change 2010-2009	% of Total Revenue 2010	% of Total Revenue 2009

Revenue by Product Line
Brokerage Commissions Revenue	$18,701	$18,173	2.9%	59.9%	58.9%
Insurance Commissions	723	914	-20.9%	2.3%	3.0%
Advisory Fees (1)	5,926	6,018	-1.5%	19.0%	19.5%
Tax Preparation and Accounting Fees	5,323	5,209	2.2%	17.1%	16.9%
Lending Services	241	254	-5.1%	0.8%	0.8%
Marketing Revenue	291	265	9.8%	0.9%	0.9%
Total Revenue	$31,205	$30,833	1.2%	100.0%	100.0%

Brokerage Commissions Revenue by Product Type
Mutual Funds	$3,258	$2,298	41.8%	10.4%	7.4%
Equities, Bonds & Unit Investment Trusts	1,043	760	37.2%	3.3%	2.5%
Annuities	6,037	8,829	-31.6%	19.4%	28.6%
Trails (1)	5,831	4,893	19.2%	18.7%	15.9%
All Other Products	2,532	1,393	81.8%	8.1%	4.5%
Brokerage Commissions Revenue	$18,701	$18,173	2.9%	59.9%	58.9%

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

The following table sets forth a breakdown of our consolidated financial planning revenue by company-owned offices and independent offices for the nine months ended March 31, 2010 and 2009:

	For Nine Months Ended March 31,
(in thousands)	2010	% of Total	2009	% of Total
Company-Owned Offices	$12,473	48.2%	$12,658	49.4%
Independent Offices	13,409	51.8%	12,966	50.6%
Total	$25,882		$25,624

GILMAN CIOCIA INC - 10-Q

Our total revenues for the nine months ended March 31, 2010 were $31.2 million compared to $30.8 million for the nine months ended March 31, 2009, an increase of $0.4 million or 1.2%.  Our total revenues for the nine months ended March 31, 2010 consisted of $25.9 million for financial planning services and $5.3 million for tax preparation and accounting services.  Financial planning services represented approximately 83.0% and tax preparation and accounting services represented approximately 17.0% of our total revenues during the nine months ended March 31, 2010.  Our total revenues for the nine months ended March 31, 2009 consisted of $25.6 million for financial planning services and $5.2 million for tax preparation and accounting services.  Financial planning services represented approximately 83.0% and tax preparation fees and accounting services represented approximately 17.0% of our total revenues during the nine months ended March 31, 2009.

For the nine months ended March 31, 2010, financial planning revenue was $25.9 million compared to $25.6 million for the same period last year.  This increase in financial planning revenue is mostly attributable to improvements in market conditions compared with the same period last year.  For the nine months ended March 31, 2010, revenues from trails and advisory fees increased to $11.8 million, up $0.8 million from $10.9 million for the nine months ended March 31, 2009, representing a 7.8% increase in recurring revenue.  The increase in recurring revenues is mostly attributable to higher assets under management and securities under custody at June 30, 2009, September 30, 2009 and December 31, 2009, at which time fees are determined and revenue is recognized during the nine months ended March 31, 2010, compared with the same period last year.  We continue to remain committed to our strategy of growing our recurring revenues in an effort to mitigate any negative impact a volatile market may have on our other revenue streams.  This is evidenced by growth in our new money under management which had a net increase of $39.1 million for the nine months ended March 31, 2010.

Tax preparation and accounting services revenue was $5.3 million for the nine months ended March 31, 2010 compared to $5.2 million for the same period last year.  The majority of this increase in tax preparation and accounting services revenue is attributable to the additional revenue generated from the two tax preparation and accounting businesses acquired in each of the third quarters of fiscal 2010 and 2009 and increases in average client fees, offset in part by attrition as a result of general economic conditions.

Expenses

Our total operating expenses for the nine months ended March 31, 2010 were $32.5 million, up $0.6 million or 1.9%, compared to $31.8 million for the nine months ended March 31, 2009.  This increase in operating expenses was primarily attributable to increased commission expense of $0.6 million mostly due to the mix of financial planning revenue generated on the independent channel compared with the employee channel, increased settlement claims of $0.3 million as a result of the Instituting Order, increases in insurance premiums of $0.1 million as a result of higher premiums due to market conditions and an increase in depreciation and amortization of $0.1 million due to increased depreciation associated with capital expenditures made during fiscal 2009 due to the relocation of one office and an increase in amortization due to acquisitions.  These were offset in part by decreased advertising costs of $0.3 million attributable to our efforts to reduce advertising spending and to find more cost effective advertising channels to grow brand awareness, and decreased brokerage fees of $0.1 million mostly due to cost controls put in place during the three months ended December 31, 2009.

GILMAN CIOCIA INC - 10-Q

Commission expense was $17.3 million for the nine months ended March 31, 2010, compared with $16.7 million for the same period last year.  Commission expense increased $0.6 million mostly due mix of financial planning revenue generated on the independent channel compared with the employee channel and to a lesser extent the $0.3 million increase in financial planning revenues.    Financial planning commission expense as a percentage of financial planning revenue was approximately 64.0% and 62.0% for the nine months ended March 31, 2010 and March 31, 2009, respectively.  This increase as a percentage of revenue is attributable to financial planning revenue generated through our independent channel representing 51.8% of the total financial planning revenue where commission pay out rates are higher than on the employee channel compared with the same period last year when our independent channel generated 50.6% of the total financial planning revenue.

Salaries, which consist primarily of salaries, related payroll taxes and employee benefit costs, were relatively unchanged for the nine months ended March 31, 2010 compared to the same period last year mostly due to savings from staff cuts offset by salaries related to acquisitions and new payroll taxes imposed by the State of New York.

General and administrative expenses increased $0.4 million, or 12.6% in the nine months ended March 31, 2010 compared with the same period last year.  This increase is primarily attributable to an increase in settlement claims of $0.3 million as a result of the Instituting Order and an increase in insurance of $0.1 million as a result of higher premiums due to market conditions.

Advertising expense decreased by $0.3 million, or 21.3%, for the nine months ended March 31, 2010 compared with the same period last year.  This decrease is primarily attributable to our efforts to reduce advertising spending and to find more cost effective advertising channels to grow brand awareness.

Brokerage fees and licenses decreased $0.1 million, or 11.2% for the nine months ended March 31, 2010 compared with the same period last year.  This decrease is mostly due to cost controls put in place during the three months ended December 31, 2009.

Rent expense remained relatively unchanged for the nine months ended March 31, 2010 compared to the same period last year mostly due to renegotiating lower rents at a number of company owned offices, downsizing the corporate office and downsizing or relocating a number of company owned offices to smaller locations, offset by acquisitions and annual rent increases on existing leases.

Depreciation and amortization expense increased by $0.1 million, or 9.1% for the nine months ended March 31, 2010 compared with the same period last year.  The increase in depreciation and amortization is a result of increased depreciation associated with capital expenditures made during fiscal 2009 due to the relocation of one office and an increase in amortization due to acquisitions.

Our loss from operations before other income and expense increased to $1.2 million for the nine months ended March 31, 2010 compared to $1.0 million for the nine months ended March 31, 2009.  The increase in loss from operations was primarily attributable to increased commission expense of $0.6 million mostly due to the mix of financial planning revenue generated on the independent channel compared with the employee channel and increased settlement claims of $0.3 million as a result of the Instituting Order, offset in part by increased financial planning revenues of $0.3 million due to improved market conditions, increased tax preparation revenues of $0.1 million due to acquisitions, and decreased advertising costs of $0.3 million attributable to our efforts to reduce advertising spending and to find more cost effective advertising channels to grow brand awareness.

GILMAN CIOCIA INC - 10-Q

Total other income/(expense) was a net expense of $0.3 million for the nine months ended March 31, 2010, an increase of $0.1 million compared with the same period last year.  This increase is mostly the result of higher interest expense due to the issuance of private offering notes.

Our net loss for the nine months ended March 31, 2010 was $1.5 million, or $(0.02) per basic and diluted share, compared with net loss of $1.2 million, or $(0.01) per basic and diluted share for the nine months ended March 31, 2009.  The increase in net loss was primarily increased commission expense of $0.6 million mostly due to the mix of financial planning revenue generated on the independent channel compared with the employee channel, increased settlement claims of $0.3 million as a result of the Instituting Order, and an increase in other income/(expense) of $0.1 million due to higher interest expense due to the issuance of private offering notes.  These were offset in part by increased financial planning revenues of $0.3 million due to improved market conditions, increased tax preparation revenues of $0.1 million due to acquisitions, and decreased advertising costs of $0.3 million attributable to our efforts to reduce advertising spending and to find more cost effective advertising channels to grow brand awareness.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended March 31, 2010, we realized a net loss of $1.5 million and at March 31, 2010 we had a working capital deficit of $4.2 million.  At March 31, 2010 we had $0.8 million of cash and cash equivalents and $3.1 million of trade accounts receivable, net, to fund short-term working capital requirements. PCS is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires that PCS maintain minimum regulatory net capital of $100,000 and, in addition, that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to one.  At March 31, 2010 we were in compliance with this regulation.

On October 31, 2008 we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “Offering”).  The Offering was amended on December 8, 2008, September 3, 2009, December 16, 2009 and February 11, 2010.  The securities offered for sale in the Offering, as amended are:  $3.8 million of notes with interest at 10.0% (the “Notes”) and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).    During the nine months ended March 31, 2010, we issued another $2.5 million of Notes bringing the total issued through March 31, 2010, to $3.8 million of Notes and $0.1 million, or 1.3 million Shares.

As of June 30, 2009 we owed a trust, of which Ted Finkelstein, our Vice President and General Counsel, is the trustee, $0.5 million in principal pursuant to a promissory note (the “New Trust Note”) dated September 1, 2008 and subsequently amended on January 30, 2009, and May 8, 2009.  The New Trust Note was again amended as of September 25, 2009 to extend the due dates of principal to be paid as follows: $120.0 thousand due on March 1, 2010 and $175.0 thousand due on April 1, 2010 and April 15, 2010.  On November 30, 2009 the New Trust Note was amended, increasing the principal by $0.1 million to $0.6 million.  The additional $0.1 million was payable on demand by the Trust.  On April 15, 2010, the $0.6 million Trust Note was paid in full.

GILMAN CIOCIA INC - 10-Q

As of March 31, 2010 we have $2.2 million of debt obligations and $1.2 million of related party notes becoming due on or before July 1, 2010.  Through May 14, 2010 we made payments of $0.1 million in notes and $0.6 million in related party notes.  In addition, we have amended $0.6 million of related party notes to extend the due dates of principal to July 1, 2011.  Our ability to satisfy these and other obligations depends on our future financial performance, which will be subject to prevailing economic, financial, and business conditions.  Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand at March 31, 2010, extensions of due dates on existing notes or a combination thereof.  To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by the further sales of securities through private offerings and by pursuing financing through outside lenders.  We are also continuing to control operating expenses and are implementing our acquisition strategy to increase earnings and cash flow.  While management believes that capital may be available, there is no assurance that such capital can be secured.  Additionally, there can be no assurance that our cost control measures will provide the capital needed which could adversely impact our business, nor can we assure the extensions of due dates on existing notes.

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

On June 30, 2009, the SEC executed an Order Instituting Administrative and Cease-And-Desist Proceedings (the “Instituting Order”) Pursuant to Section 8A of the Securities Act, Sections 15(b) and 21(c) of the Exchange Act, and Section 203(f) of the Advisors Act against the Company, PCS, Michael P. Ryan, the Company’s President and CEO (“Ryan”), Rose M. Rudden, the Chief Compliance Officer of PCS (“Rudden”) and certain other current and former Company employee representatives registered with PCS (the “Representatives”).  The Instituting Order alleged that the Company, PCS and the Representatives engaged in fraudulent sales of variable annuities to senior citizens and that Ryan, Rudden and two of the Representatives failed to supervise the variable annuity transactions.  Hearings were held before an Administrative Law Judge commencing on December 1, 2009 and ending January 15, 2010.  On March 16, 2010, the SEC approved the Offer of Settlement by the Company and PCS regarding the Instituting Order (the “Settlement”).  The SEC executed an Order Making Findings and Imposing Remedial Sanctions Pursuant to Section 8A of the Securities Act, Sections 15(b) and 21(c) of the Securities Exchange Act, and Section 203(f) of the Investment Advisers Act of 1940 as to PCS and the Company (the “Settlement Order”). Except as to the SEC’s jurisdiction over them and the subject matter of the Instituting Order, the Company and PCS agreed to the Settlement without admitting or denying the findings contained in the Settlement Order.  The Company and PCS chose to settle to avoid costly and protracted litigation.

PCS agreed to pay disgorgement of $97,389.05 and prejudgment interest of $46,873.53, for a total payment of $144,262.58 within twenty (20) days from the issuance of the Settlement Order, which was paid on March 29, 2010.  The Company agreed to pay civil penalties of $450,000 and disgorgement of $1.00.  Payment of the civil penalties by the Company shall be made in the following installments:  $53,824.28 was to be paid within twenty (20) days of the issuance of the Settlement Order, which was paid on March 29, 2010; $198,087.86 is to be paid within 180 days from the issuance of the Settlement Order; and $198,087.86 is to be paid within 364 days from the issuance of the Settlement Order, with post-judgment interest due on the second and third installments.

GILMAN CIOCIA INC - 10-Q

In addition, all claims involving the variable annuity sales practices of certain registered representatives of PCS that involve the Instituting Order have been interrelated by the insurance carrier (the “Interrelated Claims”).  The total remaining insurance coverage for Interrelated Claims has been reduced from $1.0 million to $0.4 million after settling claims.  As a result of this decreased insurance coverage, we could be required to pay significant additional costs out of pocket, which would have a material adverse effect on our working capital and our results of operations.

On or about March 10, 2010, an arbitration was filed with FINRA which may be subject to the reduced insurance coverage for Interrelated Claims.  The Company believes that this arbitration will be covered by our insurance.  The Company estimates that the range of possible exposure from this arbitration in excess of insurance coverage is zero to $150.0 thousand.  While we will vigorously defend ourselves in this arbitration, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that this arbitration will not have a material adverse impact on our financial position.

Our net cash used in operating activities was $1.2 million for the nine months ended March 31, 2010, compared with net cash used in operating activities of $7.0 thousand for the nine months ended March 31, 2009.  The increase in net cash used in operating activities was primarily attributable to higher commissions earned toward the end of the period that were not collected as of March 31, 2010, the timing of the procurement of insurance policies as well as higher insurance premiums recorded in prepaid expense, the increase in deferred costs of our Notes issuance, and an increase in net loss for the nine months ended March 31, 2010, offset in part by higher commission expense at the end of the period not yet paid.

Net cash used in investing activities was $0.9 million for the nine months ended March 31, 2010 compared with $1.0 million for the nine months ended March 31, 2009 as we decreased our capital expenditures year over year in an effort to continue controlling costs, offset in part by payments made for acquisitions.

Net cash provided by financing activities was $2.2 million for the nine months ended March 31, 2010 compared with net cash provided by financing activities of $0.5 million for the nine months ended March 31, 2009.  This increase in cash provided by financing activities was due primarily to the proceeds from the additional sales of our Notes and the financing of insurance premiums that were secured in the first quarter of fiscal 2010, whereas, in the prior year, financing of insurance premiums had been secured in the fourth quarter of fiscal 2009.

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

GILMAN CIOCIA INC - 10-Q

Our critical accounting estimates have not changed materially from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended June 30, 2009 as filed with the SEC.

Recent Accounting Pronouncements

In January 2010, the FASB issued guidance on fair value measurements and disclosure.  This guidance amends the fair value measurements and disclosures by improving the disclosure of fair value measurements.  We have adopted the Codification in the period ending March 31, 2010.  The adoption of  the Codification did not result in any change in our significant accounting policies.

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

In December 2007, the FASB amended its guidance on business combinations.  The new accounting guidance supersedes or amends other authoritative literature although it retains the fundamental requirements that the acquisition method of accounting (previously referred to as “purchase method”) be used for all business combinations and that an acquirer be identified for each business combination.  The new guidance also establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in an acquiree; (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination.  The new guidance also requires the acquirer to expense, as incurred, costs relating to any acquisitions.  In April 2009, the FASB amended its guidance further by amending and clarifying the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies.  This new accounting guidance issued by the FASB on business combinations was effective for us July 1, 2009 and resulted in our recording a liability contingent upon future earnings generated by the acquisitions made during the three months ended March 31, 2010.  When new information about the possible outcome of the contingency is obtained and it results in our estimates of future earnings being lower than originally anticipated we are required to recognize additional expense at that time.   If our estimates of such future earnings are higher than anticipated we cannot recognize a gain until which time the contigency is resolved.

GILMAN CIOCIA INC - 10-Q

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

ITEM 4T. CONTROLS AND PROCEDURES

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Chief Accounting Officer, of our disclosure controls and procedures.  In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of March 31, 2010, our Chief Executive Officer and Principal Financial and Chief Accounting Officer conclude that our disclosure controls and procedures are effective.

Changes in Internal Controls

During the three months ended March 31, 2010, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

GILMAN CIOCIA INC - 10-Q

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 30, 2009, the SEC executed an Order Instituting Administrative and Cease-And-Desist Proceedings (the “Instituting Order”) Pursuant to Section 8A of the Securities Act, Sections 15(b) and 21(c) of the Exchange Act, and Section 203(f) of the Investment Advisors Act of 1940 (the “Advisors Act”) against the Company, PCS, Michael P. Ryan, the Company’s President and CEO (“Ryan”), Rose M. Rudden, the Chief Compliance Officer of PCS (“Rudden”) and certain other current and former Company employee representatives registered with PCS (the “Representatives”).  The Instituting Order alleged that the Company, PCS and the Representatives engaged in fraudulent sales of variable annuities to senior citizens and that Ryan, Rudden and two of the Representatives failed to supervise the variable annuity transactions.

The Instituting Order alleged that PCS willfully: engaged in fraudulent conduct in the offer, purchase and sale of securities; failed to make and keep current certain books and records relating to its business for prescribed periods of time; and failed reasonably to supervise with a view to prevent and detect violations of the federal securities statutes, rules and regulations by the Representatives.

The Instituting Order alleged that the Company aided, abetted and caused PCS to engage in fraudulent conduct in the offer, purchase and sale of securities.

The Instituting Order alleged that Ryan, Rudden and two of the Representatives failed reasonably to supervise with a view to preventing and detecting violations of the federal securities statutes, rules and regulations by the Representatives.

The Instituting Order alleged that four of the Representatives willfully: engaged in fraudulent conduct in the offer, purchase and sale of securities; and aided, abetted and caused PCS to fail to keep current certain books and records relating to its business for prescribed periods of time.

Hearings were held before an Administrative Law Judge commencing on December 1, 2009 and ending January 15, 2010.  On March 16, 2010, the SEC approved the Offer of Settlement by the Company and PCS regarding the Instituting Order (the “Settlement”).  The SEC executed an Order Making Findings and Imposing Remedial Sanctions Pursuant to Section 8A of the Securities Act, Sections 15(b) and 21(c) of the Securities Exchange Act, and Section 203(f) of the Investment Advisers Act of 1940 as to PCS and the Company (the “Settlement Order”).

A settlement was not reached with the SEC by Ryan, Rudden and the Representatives.  We are awaiting a decision by the Administrative Law Judge concerning Ryan, Rudden and the Representatives.

GILMAN CIOCIA INC - 10-Q

Except as to the SEC’s jurisdiction over them and the subject matter of the Instituting Order, the Company and PCS agreed to the Settlement without admitting or denying the findings contained in the Settlement Order.  The Company and PCS chose to settle to avoid costly and protracted litigation.

Under the terms of the Settlement, the Company and PCS agreed to certain undertakings including retaining an Independent Compliance Consultant to conduct a comprehensive review of their supervisory, compliance and other policies, practices and procedures related to variable annuities. The Independent Compliance Consultant will submit a report to the SEC at the conclusion of its review.

In addition, the Company and PCS consented to certain sanctions pursuant to Section 8A of the Securities Act and Sections 15(b) and 21(c) of the Exchange Act.  PCS shall cease and desist from committing or causing any violations and any future violations of Section 17(a) of the Securities Act and Sections 10(b), 15(c) and 17(a) of the Exchange Act and Rules 10b-5 and 17a-3 thereunder. The Company shall cease and desist from committing or causing any violations and any future violations of Section 17(a) of the Securities Act and Sections 10(b) and 15(c) of the Exchange Act and Rule 10b-5 thereunder.  PCS and the Company were censured.

PCS agreed to pay disgorgement of $97,389.05 and prejudgment interest of $46,873.53, for a total payment of $144,262.58 within twenty (20) days from the issuance of the Settlement Order, which was paid on March 29, 2010.  The Company agreed to pay civil penalties of $450,000 and disgorgement of $1.00.  Payment of the civil penalties by the Company shall be made in the following installments:  $53,824.28 was to be paid within twenty (20) days of the issuance of the Settlement Order, which was paid on March 29, 2010; $198,087.86 is to be paid within 180 days from the issuance of the Settlement Order; and $198,087.86 is to be paid within 364 days from the issuance of the Settlement Order, with post-judgment interest due on the second and third installments.  A copy of the Offer of Settlement is annexed hereto as Exhibit 10.1 and a copy of the Settlement Order is annexed hereto as Exhibit 10.2.

In addition, all claims involving the variable annuity sales practices of certain registered representatives of PCS that involve the Instituting Order have been interrelated by the insurance carrier (the “Interrelated Claims”).  The total remaining insurance coverage for Interrelated Claims has been reduced from $1.0 million to $0.4 million after settling claims.  As a result of this decreased insurance coverage, we could be required to pay significant additional costs out of pocket, which would have a material adverse effect on our working capital and our results of operations.

On or about March 10, 2010, an arbitration was filed with FINRA which may be subject to the reduced insurance coverage for Interrelated Claims.  The Company believes that this arbitration will be covered by our insurance.  The Company estimates that the range of possible exposure from this arbitration in excess of insurance coverage is zero to $150.0 thousand.  While we will vigorously defend ourselves in this arbitration, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that this arbitration will not have a material adverse impact on our financial position.

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

ITEM 5. OTHER INFORMATION

The Company held its annual meeting of stockholders on January 27, 2010.   At this meeting:

1.  The stockholders elected John Levy, Nelson Obus and Allan Page as Class C directors.  As Class C directors, Mr. Levy, Mr. Obus and Mr. Page will serve until the Annual Meeting of Stockholders with respect to the fiscal year ending June 30, 2012, and in each case until a successor is elected and qualified or until his earlier death, resignation or removal.  The following directors were not up for election at the 2010 Annual Meeting of Stockholders and continue to serve on our board:  Edward Cohen and Frederick Wasserman (Class A directors, each for a term expiring at the 2011 annual meeting of stockholders) and James Ciocia and Michael Ryan (Class B directors, each for a term expiring at the 2012 annual meeting of stockholders).

2.  The stockholders ratified the appointment of Sherb & Co., LLP as the Company's independent auditors for the fiscal year ending June 30, 2010.

GILMAN CIOCIA INC - 10-Q

The following table sets forth the results of votes of stockholders for the matters acted upon:

Matters		For	Against	Withheld	Abstained
1.	Elect the following directors:
John Levy as Class C Director		68,756,008	-	2,559,187	-
Nelson Obus as Class C Director		68,747,605	-	2,567,590	-
Allan Page as Class C Director		68,753,805	-	2,561,390	-

2.	Ratify the appointment of Sherb & Co., LLP as the Company's independent auditors for the fiscal year ending June 30, 2010	77,386,356	221,229	-	9,973

GILMAN CIOCIA INC - 10-Q

ITEM 6. EXHIBITS

10.1	Offer of Settlement of Prime Capital Services, Inc. and Gilman Ciocia, Inc.

10.2
Order Making Findings and Imposing Remedial Sanctions Pursuant to Section 8A of the Securities Act and Sections 15(b) and 21(c) of the Securities Exchange Act as to Prime Capital Services, Inc. and Gilman Ciocia, Inc.

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

GILMAN CIOCIA, INC.

Dated: May 14, 2010	By:	/s/ Michael Ryan
Chief Executive Officer

Dated: May 14, 2010	By:	/s/ Karen Fisher
Principal Financial and Chief Accounting Officer