Form 10-K
period 2010-06-30
GILMAN CIOCIA, INC.
filed 2010-10-13
CIK 914142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2010

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

Common Stock, par value $.01 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405) of this chapter during the preceding 12 months (or such shorter period that the registrant was required to submit and post such filings).   Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The aggregate market value of Gilman Ciocia, Inc.’s voting and non-voting common equity held by non-affiliates of Gilman Ciocia, Inc. at December 31, 2009 was approximately $2,321,784, based on a sale price of $0.08.

As of October 1, 2010, 96,286,889 shares of Gilman Ciocia, Inc.’s common stock $0.01 par value, were outstanding.

GILMAN CIOCIA, INC.

REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2010

PART I

Statement Regarding Forward-Looking Disclosure

The information contained in this Form 10-K and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act").  Such statements, including statements regarding our expectations about our ability to raise capital, our strategy to achieve our corporate objectives, including our strategy to pursue growth through acquisitions, to increase revenues through our registered representative recruiting program and expand our brand awareness and business presence, our ability to be profitable, our expectation that the number of tax preparers who are certified public accountants will increase, the cyclical nature of our business, our liquidity and our ability to fund and intentions for funding future operations, revenues, the outcome or effect of litigation, arbitration and regulatory investigations, the impact of certain accounting pronouncements, the effects of our cost-cutting measures and our intention to continue to closely control expenses, contingent liability associated with acquisitions, the impact of the current economic downturn, our intention to continue to invest in technology and others, are based upon current information, expectations, estimates and projections regarding us, the industries and markets in which we operate, and management's assumptions and beliefs relating thereto.  Words such as "will," "plan," "expect," "remain," "intend," "estimate," "approximate," “believe” and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by federal, state and local authorities and their impact on the lines of business in which we and our subsidiaries are involved; unforeseen compliance costs; changes in economic, political or regulatory environments; changes in competition and the effects of such changes; the inability to implement our strategies; changes in management and management strategies; our inability to successfully design, create, modify and operate our computer systems and networks and litigation and regulatory actions involving us.  Readers should take these factors, as well as the factors included in Item 1A, “Risk Factors” of this Form 10-K, into account in evaluating any such forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

As of June 30, 2010, we had 27 offices operating in three states (New York, New Jersey, and Florida).  Our financial planning clients are generally introduced to us through our tax return preparation services, accounting services and educational workshops. We believe that our tax return preparation and accounting services are inextricably intertwined with our financial planning activities in our offices and that overall profitability will depend, in part, on the two channels leveraging off each other since many of the same processes, procedures and systems support sales from both channels.  Accordingly, management views and evaluates the Company as one segment.

We also provide financial planning services through approximately 42 independently owned and operated offices in 11 states.  We benefit from economies of scale associated with the aggregate production of both our offices and independently owned offices.

All of our financial planners are employees or independent contractors of the Company and registered representatives of Prime Capital Services, Inc. ("PCS"), our wholly owned subsidiary.  PCS conducts a securities brokerage business providing regulatory over-sight and products and sales support to its registered representatives, who sell investment products and provide services to their clients. PCS earns a share of commissions from the services that the financial planners provide to their clients in transactions for securities, insurance and related products.  PCS is a registered securities broker-dealer with the Securities and Exchange Commission ("SEC") and a member of the Financial Industry Regulatory Authority ("FINRA") formerly known as the National Association of Securities Dealers, Inc. (“NASD”). We also have a wholly owned subsidiary, Asset & Financial Planning, Ltd. ("AFP"), which is registered with the SEC as an investment advisor. Almost all of our financial planners are also authorized agents of insurance underwriters. We have the capability of processing insurance business through PCS and Prime Financial Services, Inc. ("PFS", a wholly owned subsidiary), which are licensed insurance brokers, as well as through other licensed insurance brokers.   We are also a licensed mortgage broker in the State of New York and through GC Capital Corp, our wholly owned subsidiary, a licensed mortgage brokerage business in the State of Florida.

In fiscal 20101, approximately 83% of our revenues were derived from commissions and fees from financial planning services, including our financing and insurance activities, and approximately 17% were derived from fees for tax preparation and accounting services.

A majority of the financial planners located in our offices are also tax preparers and/or accountants. Our tax preparation business is conducted predominantly in February, March and April. During the 2010 tax season, we prepared approximately 22,100 United States tax returns, down approximately 6.3% from 23,600 prepared in 2009.  During 2010 tax season, the IRS reported a 1.7% drop in the number of individual tax returns prepared in total, the largest since 1971, primarily due to continued high levels of unemployment.  Additionally, we believe the 2009 tax season saw some spillover from the prior year as a result of the 2008 economic stimulus that resulted in more tax filings as taxpayers whose income is below the filing requirements did so in an effort to receive the stimulus.

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

1 Fiscal years are denominated by the year in which they end.  Accordingly, fiscal 2010 refers to the year ended June 30, 2010.

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

TAX RETURN PREPARATION AND ACCOUNTING SERVICES

The United States Internal Revenue Service (the "IRS") reported that more than 129.2 million individual 2009 federal income tax returns and more than 131.5 million individual 2008 federal income tax returns were filed in the United States through April 30, 2010 and May 1, 2009, respectively.  According to the IRS, a paid preparer completes approximately 64.0% of the tax returns e-filed in the United States each year.

Among paid preparers, H&R Block, Inc. ("H&R Block") dominates the low-cost tax preparation business with approximately 11.5 thousand offices located throughout the United States. According to information released by H&R Block, H&R Block prepared an aggregate of approximately 20.1 million United States tax returns during the 2010 tax season and 21.0 million United States tax returns during the 2009 tax season.

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

The Gramm-Leach-Bliley Act and related Federal Trade Commission (“FTC”) regulations require us to adopt and disclose customer privacy policies and provide customers the opportunity to opt-out of having their information shared with certain third parties.

Competition
We compete with national tax return preparers such as H&R Block, Jackson Hewitt, and Liberty Tax.   The remainder of the tax preparation industry is highly fragmented and includes regional tax preparation services, accountants, attorneys, small independently owned companies, and financial service institutions that prepare tax returns as ancillary parts of their business. To a much lesser extent, we compete with the on-line and software self preparer market.  We believe that H&R Block’s dominance as the industry leader and the fragmentation of the rest of the industry represents a very attractive growth opportunity for us.

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

The SEC is the federal agency primarily responsible for the regulation of broker-dealers and investment advisers doing business in the United States. Certain aspects of broker-dealer regulation have been delegated to securities industry SROs, principally FINRA and the New York Stock Exchange (“NYSE”). These SROs adopt rules (subject to SEC approval) that govern the industry, and, along with the SEC, conduct periodic examinations of the operations of PCS. PCS is a member of FINRA and the NYSE. The Board of Governors of the Federal Reserve System also promulgates regulations applicable to securities credit transactions involving broker-dealers. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business.

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

Financial Planning
A majority of our tax preparers and accountants also perform financial planning services. We provide financial planning services, including securities brokerage, investment management services, insurance and financing services.  Most middle and upper income individuals require a variety of financial planning services. Clients often consider other aspects of their financial needs, such as insurance, investments, retirement and estate planning, while having their tax returns prepared by us.  We offer every client the opportunity to complete a questionnaire that is designed to ascertain if the client needs services for other aspects of the client’s financial situation. These questionnaires are reviewed to determine whether the client may benefit from our financial planning services.

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

Supervision/Compliance.   Our financial planners seek and value assistance in the area of compliance. Keeping in step with the latest industry regulations, our compliance department provides to our representatives, among other things:

•	Advertising and sales literature review;
•	Field inspections, followed up with written findings and recommendations;
•	Assistance with customer complaints and regulatory inquiries;
•	Workshops, seminars and in-house publications on various compliance matters;
•	Regional and national meetings; and
•	Interpretation of rules and regulations and general compliance training.

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

ACQUISITIONS

In fiscal 2010, we completed the purchase of two tax and accounting service firms generating approximately $0.4 million annually in tax preparation and accounting service fees. We made two acquisitions in fiscal 2009.  See Note 3 to Notes to Consolidated Financial Statements for more on acquisitions.

EMPLOYEES

As of June 30, 2010, we employed 203 persons on a permanent full-time basis. During tax season, we typically employ seasonal employees who do only tax return preparation or provide support functions. The minimum requirements for a tax preparer at the Company are generally some tax preparation experience and the completion of our proprietary tax preparation training course or equivalent educational experience.

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

On August 20, 2007, Michael Ryan (our Chief Executive Officer), Carole Enisman (our  Executive Vice President of Operations), Ted Finkelstein (our Vice President, General Counsel and Secretary), Dennis Conroy (our former Chief Accounting Officer), Prime Partners, Inc. and Prime Partners II, LLC (holding companies owned in part by Michael Ryan),  Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P.I and WebFinancial Corporation entered into a Shareholders Agreement concerning the voting of their shares of our common stock.  These shareholders collectively own approximately 65.1% of our issued and outstanding shares of common stock.  Pursuant to the shareholders agreement, these shareholders have the ability to influence certain actions requiring a shareholder vote, including, the election of directors.

On April 14, 2008, the SEC declared effective our registration statement, which included a prospectus filed with the SEC on April 14, 2008 for a public stock offering (the “Public Stock Offering”).  Pursuant to this offering, we distributed, for no consideration to our holders of common stock, non-transferable subscription rights to purchase shares of our common stock. Each eligible shareholder received one subscription right for each share of common stock owned at the close of business on April 14, 2008, the record date. We distributed subscription rights exercisable for up to an aggregate of 20.0 million shares of our common stock.

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

The Investment Purchasers and the Private Placement Purchasers (collectively, the “2007 Investors”) did not receive subscription rights, but had the right until September 15, 2008 to purchase at $0.10 per share the shares that remained unsold on June 20, 2008.  On September 12, 2008, we filed a supplement to our prospectus extending until December 31, 2008 the period during which the 2007 Investors had a right to purchase up to the 16.1 million shares of common stock offered under the Prospectus that remained unsold at the expiration of the Public Stock Offering.  A total of 0.7 million shares were purchased by the 2007 Investors during the extension period which expired on December 31, 2008.

On October 31, 2008 we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “Offering”).  The Offering was amended on December 8, 2008, September 3, 2009, December 16, 2009 and February 11, 2010.  The securities offered for sale in the Offering, as amended are:  $3.8 million of notes with interest at 10% (the “Notes”) and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).  As of June 30, 2010, $3.7 million of the Notes were outstanding and due July 1, 2011, $0.1 million were outstanding and due July 1, 2010 and $0.1 million, or 1.0 million shares, of our common stock were issued pursuant to the Offering.

ITEM 1A.	RISK FACTORS

Our Insurance coverage may be inadequate, resulting in an increase in our out-of-pocket costs and decreased working capital.

Our insurance carrier has interrelated all claims involving the variable annuity sales practices of certain registered representatives of PCS that involve an SEC Order Instituting Administrative and Cease-And-Desist Proceedings Pursuant to Section 8A of the Securities Act of 1933, Sections 15(b) and 21(c) of the Exchange Act, and Section 203(f) of the Investment Advisors Act of 1940.  The total remaining insurance coverage for all of these claims has been reduced from $1.0 million to $0.4 million after settling claims.  As a result of this decreased insurance coverage, we could be required to pay significant additional costs out of pocket, which would reduce our working capital and have a material adverse effect on our results of operations.

As of June 30, 2010, we had a $1.6 million deficit in working capital.  We will need additional capital to continue operations and to successfully execute our strategic plan including expanding our business plans and pursuing acquisitions.  Failure to obtain capital could have an adverse effect upon our business and our strategic plan, including expanding our business plans and pursuing acquisitions.

The capital raised by us in the recent past has been through the private sale of notes and common stock and there is no assurance that we will be able to continue to do so. Our inability to find other sources of financing or our inability to raise additional capital through private sales could have an adverse effect upon our business strategic plan including expanding our business plans and pursuing acquisitions.

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

While, we reported a profit for the fiscal years ended June 30, 2008 and 2007, we incurred losses in fiscal years 2010, 2009, 2006, 2005, and 2004 and may incur losses again in the future. As of June 30, 2010, our accumulated deficit was $33.2 million.  If we fail to earn profits, the value of a shareholders investment may decline.

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

On August 20, 2007, Michael Ryan (our Chief Executive Officer), Carole Enisman (our  Executive Vice President of Operations), Ted Finkelstein (our Vice President, General Counsel and Secretary), Dennis Conroy (our former Chief Accounting Officer), Prime Partners, Inc. and Prime Partners II, LLC (holding companies owned in part by Michael Ryan),  Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P.I and WebFinancial Corporation entered into a Shareholders Agreement concerning the voting of their shares of our common stock.  These shareholders collectively own approximately 65.1% of our issued and outstanding shares of common stock.  Pursuant to the shareholders agreement, these shareholders have the ability to influence certain actions requiring a shareholder vote, including, the election of directors.    This concentration of ownership and control by these shareholders could delay or prevent a change in our control or other action, even when a change in control or other action might be in the best interests of our other shareholders.

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

Our current strategy is to actively pursue acquisitions of tax preparation and accounting firms.  Acquisitions involve a number of risks, including: diversion of management’s attention from current operations; disruption of our ongoing business; difficulties in integrating and retaining all or part of the acquired business, its customers and its personnel; and the effectiveness of the acquired company’s internal controls and procedures. The individual or combined effect of these risks could have an adverse effect on our business. In paying for an acquisition, we may deplete our cash resources. Furthermore, there is the risk that our valuation assumptions, customer retention expectations and our models for an acquired product or business may be erroneous or inappropriate due to foreseen or unforeseen circumstances and thereby cause us to overvalue an acquisition target. There is also the risk that the contemplated benefits of an acquisition may not materialize as planned or may not materialize within the time period or to the extent anticipated.

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

Our consolidated financial statements do not include any adjustments that might result from the opening of new offices or from the uncertainties of a shift in our business.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and newly enacted SEC regulations have created additional compliance requirements for companies such as ours. We are committed to maintaining high standards of internal controls over financial reporting, corporate governance and public disclosure. As a result, we intend to continue to invest appropriate resources to comply with evolving standards, and this investment has resulted and will likely continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

We face significant competition for registered representatives on the independent channel.

Approximately one-half of our financial planning revenue is generated by independent contractor financial planners.  These independent contractors are not bound by non-competition and non-solicitation provisions.  If a large number of our independent contractors depart and begin to compete with us, our operations may be adversely affected.  No assurance can be given that we will be able to retain our most important independent contractors or that we will be able to prevent competition from them or successfully compete against them. If a substantial amount of such competition occurs, the corresponding reduction of revenue may materially adversely affect our operating results.

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

The release of various restrictions on the possible future sale of our common stock may have an adverse affect on the market price of our common stock. Based on information received from our transfer agent, approximately 70.5 million shares of the common stock outstanding are "restricted securities" under Rule 144 of the Securities Act of 1933.

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

Any disruption to our services and products, our own information systems or communications networks or those of third-party providers upon whom we rely as part of its own product offerings, including the internet, could result in the inability of our customers to receive our products for an indeterminate period of time. Our services may not function properly for any of the following reasons:

•	System or network failure;
•	Interruption in the supply of power;
•	Virus proliferation;
•	Security breaches;
•	Earthquake, fire, flood or other natural disaster; or
•	An act of war or terrorism.

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

Failure to comply with laws and regulations that protect customers’ personal information could result in significant fines and harm our brand and reputation.

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

Hearings were held before an Administrative Law Judge commencing on December 1, 2009 and ending January 15, 2010.  On March 16, 2010, the SEC approved the Offer of Settlement by the Company and PCS regarding the Instituting Order (the “Settlement”).  The SEC executed an Order Making Findings and Imposing Remedial Sanctions Pursuant to Section 8A of the Securities Act, Sections 15(b) and 21(c) of the Securities Exchange Act, and Section 203(f) of the Investment Advisers Act of 1940 as to the Company and PCS (the “Settlement Order”).

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

PCS agreed to pay disgorgement of $97,389 and prejudgment interest of $46,874, for a total payment of $144,263 within twenty (20) days from the issuance of the Settlement Order, which was paid on March 29, 2010.  The Company agreed to pay civil penalties of $450,000 and disgorgement of $1.00.  Payment of the civil penalties by the Company shall be made in the following installments:  $53,824 was to be paid within twenty (20) days of the issuance of the Settlement Order and was paid on March 29, 2010; $198,088 was to be paid within 180 days from the issuance of the Settlement Order; and $198,088 is to be paid within 364 days from the issuance of the Settlement Order, with post-judgment interest due on the second and third installments.  $100,000 of the second installment was paid on September 15, 2010 with the balance of $98,088 paid on October 12, 2010.  The late payment has resulted in the SEC accelerating the third installment, which we have not yet paid.

On June 25, 2010, the Administrative Law Judge issued an Initial Decision concerning Ryan, Rudden and the Representatives.  The Administrative Law Judge ordered that Ryan and Rudden each pay a civil money penalty of $65,000. In addition, the Administrative Law Judge ordered that Ryan and Rudden are prohibited from serving in a supervisory capacity with any broker, dealer, or investment adviser with the right to reapply after one year.  On August 11, 2010, our Board of Directors adopted a resolution agreeing to indemnify Ryan and Rudden for the $65,000 civil money penalties.

Michael Ryan will continue to serve as the President and CEO of the Company.  To insure that Mr. Ryan does not violate the supervisory restrictions contained in the Initial Decision, our Board of Directors have imposed a restriction that prohibits him from exercising any supervisory authority over PCS and AFP activities or PCS and AFP representatives, including our employees in their capacity as PCS representatives.  Our Board of Directors has delegated to Carole Enisman, Executive Vice President of Operations, any issue that could potentially impact the conduct or employment of a PCS or AFP registered representative in his or her capacity as a PCS or AFP registered representative.  Ms. Enisman has been instructed that with respect to any such issue, she reports to our Board of Directors, and not to Mr. Ryan as President of Gilman Ciocia, Inc.

The Administrative Law Judge ordered that the Representatives disgorge commissions earned and pay civil money penalties.  In addition, the Administrative Law Judge ordered that each of the Representatives is barred from association with any broker, dealer, or investment adviser.   The Representatives have filed an appeal of the Initial Decision staying their sanctions pending the appeal.

The Initial Decision became effective on August 5, 2010.

The Company and PCS are defendants and respondents in lawsuits and FINRA arbitrations in the ordinary course of business. As such, we have established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, our management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of the losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect our estimate of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter.  Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. We accrued $0.1 million as a reserve for potential settlements, judgments and awards at June 30, 2010.  PCS has errors and omissions coverage that will cover a portion of such matters. In addition, under the PCS registered representatives contract, each registered representative is responsible for covering awards, settlements and costs in connection with these claims. While we will vigorously defend our self in these matters and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Prior to April 23, 2008, the shares of our common stock were traded on what is commonly called the grey sheets under the symbol “GTAX.PK”.   As of April 23, 2008, we began to be quoted on the OTC Bulletin Board under the symbol GTAX.

The following table sets forth the high and low bid quotations for the common stock for the fiscal 2010 and 2009 quarters indicated:

	High		Low
Quarter Ended	Fiscal Year 2010	Fiscal Year 2009	Fiscal Year 2010	Fiscal Year 2009

September 30	$0.10	$0.20	$0.05	$0.10
December 31	$0.10	$0.15	$0.03	$0.06
March 31	$0.12	$0.12	$0.03	$0.08
June 30	$0.09	$0.12	$0.03	$0.06

Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

DIVIDENDS AND DIVIDEND POLICY

Since our initial public offering of securities in 1994, we have not paid dividends, and we do not plan to pay dividends in the foreseeable future.  We currently intend to retain any future earnings, if any, to finance our growth.

HOLDERS OF COMMON STOCK

On June 30, 2010, there were approximately 424 shareholders of common stock of record. This does not reflect persons or entities that hold common stock in nominee or "street" name through various brokerage firms. On the close of trading on June 30, 2010, the price of the common stock was $0.05 per share.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended June 30, 2010, we issued the following shares of common stock in privately negotiated transactions that were not registered under the Securities Act pursuant to the exemption provided by Section 4(2) of the Securities Act:

•	On October 2, 2009, we issued 499,998 shares to certain of our Board Directors in consideration for services as director compensation pursuant to our 2007 Stock Incentive Plan.

•
On October 31, 2008, we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private placement offering of our securities pursuant to SEC Regulation D (the “Offering”).  The Offering was amended on December 8, 2008, September 3, 2009, December 16, 2009 and February 11, 2010.  The securities offered for sale in the Offering, as amended are:  $3.8 million of Notes and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).  During fiscal 2010, we issued $2.5 million of Notes of the $3.8 million Notes bringing the total issued through June 30, 2010 to $3.7 million of Notes due on July 1, 2011, $0.1 million of Notes due on July 1, 2010 and $0.1 million, or 1.3 million Shares.  The proceeds of the sales were used for general corporate purposes.  No underwriters participated in these transactions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto set forth in Item 8. "Financial Statements and Supplementary Data”.  In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions which could cause actual results to differ materially from our expectations.  See “Statement Regarding Forward-Looking Disclosure” included in Part I of this report.

OVERVIEW

Company Model

We provide federal, state and local income tax return preparation for individuals predominantly in middle and upper income brackets and accounting services to small and midsize companies and financial planning services, including securities brokerage, investment management services, insurance, and financing services.  Clients often consider other aspects of their financial needs such as investments, insurance, pension and estate planning, while having their tax returns prepared by us.  We believe that our tax return preparation and accounting services are inextricably intertwined with our financial planning activities. Neither channel would operate as profitably by itself and the two channels leverage off each other, improving profitability and client retention.  The financial planners who provide such services are employees of the Company and/or independent contractors of the Company's Prime Capital Services, Inc. ("PCS") subsidiary. The Company and PCS earn a share of commissions (depending on what service is provided) from the services that the financial planners provide to the clients in transactions for securities, insurance and related products.  We also earn substantial revenue from asset management services provided through Asset & Financial Planning, Ltd. (“AFP”), our wholly owned subsidiary.  We also earn revenues from commissions for acting as an insurance agent and as a broker for financing services.  PCS also earns revenues (“PCS Marketing”) from its strategic marketing relationships with certain product sponsors which enables PCS to efficiently utilize its training, marketing and sales support resources.

For the fiscal year ended June 30, 2010, approximately 17% of our revenues were earned from tax preparation and accounting services and 83% were earned from all financial planning and related services of which approximately 73% was earned from mutual funds, annuities and securities transactions, 22% from asset management, 3% from insurance, 1% from PCS Marketing, and 1% from financing services.

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

Hearings were held before an Administrative Law Judge commencing on December 1, 2009 and ending January 15, 2010.  On March 16, 2010, the SEC approved the Offer of Settlement by the Company and PCS regarding the Instituting Order (the “Settlement”).  The SEC executed an Order Making Findings and Imposing Remedial Sanctions Pursuant to Section 8A of the Securities Act, Sections 15(b) and 21(c) of the Securities Exchange Act, and Section 203(f) of the Investment Advisers Act of 1940 as to the Company and PCS (the “Settlement Order”).

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

PCS agreed to pay disgorgement of $97,389 and prejudgment interest of $46,874, for a total payment of $144,263 within twenty (20) days from the issuance of the Settlement Order, which was paid on March 29, 2010.  The Company agreed to pay civil penalties of $450,000 and disgorgement of $1.00.  Payment of the civil penalties by the Company shall be made in the following installments:  $53,824 was to be paid within twenty (20) days of the issuance of the Settlement Order and was paid on March 29, 2010; $198,088 was to be paid within 180 days from the issuance of the Settlement Order; and $198,088 is to be paid within 364 days from the issuance of the Settlement Order, with post-judgment interest due on the second and third installments.  $100,000 of the second installment was paid on September 15, 2010 with the balance of $98,088 paid on October 12, 2010.  The late payment has resulted in the SEC accelerating the third installment, which we have not yet paid.

On June 25, 2010, the Administrative Law Judge issued an Initial Decision concerning Ryan, Rudden and the Representatives.  The Administrative Law Judge ordered that Ryan and Rudden each pay a civil money penalty of $65,000. In addition, the Administrative Law Judge ordered that Ryan and Rudden are prohibited from serving in a supervisory capacity with any broker, dealer, or investment adviser with the right to reapply after one year.  On August 11, 2010, our Board of Directors adopted a resolution agreeing to indemnify Ryan and Rudden for the $65,000 civil money penalties.

Michael Ryan will continue to serve as the President and CEO of the Company.  To insure that Mr. Ryan does not violate the supervisory restrictions contained in the Initial Decision, our Board of Directors have imposed a restriction that prohibits him from exercising any supervisory authority over PCS and AFP activities or PCS and AFP representatives, including our employees in their capacity as PCS representatives.  Our Board of Directors has delegated to Carole Enisman, Executive Vice President of Operations any issue that could potentially impact the conduct or employment of a PCS or AFP registered representative in his or her capacity as a PCS or AFP registered representative.  Ms. Enisman has been instructed that with respect to any such issue, she reports to our Board of Directors, and not to Mr. Ryan as President of Gilman Ciocia, Inc.

The Administrative Law Judge ordered that the Representatives disgorge commissions earned and pay civil money penalties.  In addition, the Administrative Law Judge ordered that each of the Representatives is barred from association with any broker, dealer, or investment adviser.   The Representatives have filed an appeal of the Initial Decision staying their sanctions pending the appeal.

The Initial Decision became effective on August 5, 2010.

Managed Assets

As indicated in the following table, as of June 30, 2010, assets under AFP management increased $52.8 million, to $576.5 million, from $523.7 million as of June 30, 2009.  This increase is mostly attributable to net increases in new assets under management of $48.1 million and market increases of $4.7 million.  As of June 30, 2010, total Company assets under custody were $3.8 billion, up $480.4 million from June 30, 2009.

The following table presents the market values of assets under management by AFP:

(in thousands)
Market Value as of June 30,	Annuities	Brokerage	Total Assets Under AFP Management

2010	$222,851	$353,693	$576,544
2009	$275,321	$248,394	$523,715

The following table presents the market values of total Company assets under custody:

(in thousands)
Market Value as of June 30,	Total Company Assets Under Custody

2010	$3,829,525
2009	$3,349,106

Debt and Related Party Notes

On October 31, 2008, we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “Offering”).  The Offering was amended on December 8, 2008, September 3, 2009, December 16, 2009 and February 11, 2010.  The securities offered for sale in the Offering, as amended are:  $3.8 million of notes with interest at 10% (the “Notes”) and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).  As of June 30, 2010, $3.7 million of the Notes are outstanding and due July 1, 2011, $0.1 million are outstanding and due July 1, 2010 and $0.1 million, or 1.0 million shares, of our common stock were issued pursuant to the Offering.  On January 27, 2009, Carole Enisman, Executive Vice President of Operations purchased a $0.2 million Note.  On November 24, 2009 Ms. Enisman purchased an additional $40.0 thousand Note and Michael Ryan, President and Chief Executive Officer purchased a $38.0 thousand Note.  The Notes with Ms. Enisman were amended on March 2, 2010 extending the due date to July 1, 2011.  The Note with Mr. Ryan was amended on April 19, 2010 extending the due date to July 1, 2011.  On December 3, 2008 and August 19, 2009, three trusts, of which James Ciocia, Chairman of the Board is a trustee, purchased an aggregate of $0.6 million of Notes.  The Notes with the three trusts were amended on April 19, 2010 extending the due date to July 1, 2011.  The Carole Enisman, Michael Ryan and James Ciocia as trustee purchases are included in related party debt.

As of September 1, 2008, we entered into a $0.5 million promissory note with Prime Partners (the “Prime Partners Note”).  The Prime Partners Note provided for 10% interest to be paid in arrears through the end of the previous month on the 15th day of each month commencing on October 15, 2008.  The principal of the Prime Partners Note was to be paid on or before July 1, 2009.  Michael Ryan is a director, an officer and a significant shareholder of Prime Partners.  The Prime Partners Note was amended as of June 30, 2009 to extend the due date of principal to July 1, 2010.  The Prime Partners Note was again amended as of May 5, 2010 to extend the due date of principal to July 1, 2011.  The Prime Partners Note was again amended as of August 1, 2010 to provide for 42 monthly payments of $15.0 thousand comprised of principal and interest at 10% on the 15th day of each month commencing on August 15, 2010 and ending on January 15, 2014.  Up to and including June 30, 2011, in the event that we determine that we cannot make a payment on the monthly due date, we may defer the payment by sending written notice to Prime Partners.  Any payment so deferred, shall be paid by adding each such deferred payment to the 42 month amortization schedule as an increased monthly payment commencing on August 15, 2011.  In the event that we are in default on any of the promissory notes issued in our Regulation D Private Placement, within 30 days from written notice by us, Prime Partners shall repay to us all principal payments requested in the notice.  This repayment obligation is secured by Prime Partner’s execution of a collateral assignment of a promissory note owed by Daniel R. Levy to Prime Partners dated January 23, 2004 in the original principal amount of $0.9 million and with a present outstanding principal balance of $0.4 million.  There shall be no fees owed by us to Prime Partners for any late payments and no acceleration of the Prime Partners Note as a result of any late payments.

As of September 1, 2008, we entered into a $0.5 million promissory note with a trust, of which Ted Finkelstein, our Vice President, General Counsel and Secretary is the trustee (the “Trust Note”).  The Trust Note was amended on January 30, 2009.  The Trust Note provided for 10% interest to be paid in arrears through the end of the previous month on the 15th day of each month commencing on October 15, 2008.  The principal of the Trust Note was to be paid to the Trust as follows: $117.5 thousand on March 31, 2009, April 30, 2009, May 31, 2009 and June 30, 2009.  On May 8, 2009, the Trust Note was amended to extend the full principal payment to June 30, 2009.  The Trust Note was again amended as of September 25, 2009 to extend the due dates of principal to be paid as follows: $120.0 thousand due on March 1, 2010 and $175.0 thousand due on April 1, 2010 and April 15, 2010. On November 30, 2009 the Trust Note was again amended, increasing the principal by $0.1 million to $0.6 million.  The additional $0.1 million was payable on demand by the Trust.  On April 15, 2010, the $0.6 million Trust Note was paid in full.

On November 28, 2008, we issued a promissory note in the amount of $50.0 thousand to Ted Finkelstein, our Vice President, General Counsel and Secretary.  The note provided for 10% interest to be paid monthly with the principal balance to be paid before June 30, 2009.  The promissory note was amended as of June 30, 2009 to extend the due date of principal to May 1, 2010. On May 4, 2010, the $50.0 thousand Note was paid in full.

See Note 11 to the Notes to Consolidated Financial Statements for a further discussion of our debt and see Note 15 to the Notes to Consolidated Financial Statements for a further discussion of the our related party transactions.

Acquisitions

We are actively pursuing acquisitions of tax preparation and accounting firms to increase our client base and accounting business. In an effort to facilitate identifying potential acquisitions, we have launched an advertising campaign involving targeted direct mail, a customized website and inbound and outbound telemarketing to prospect for leads.  In fiscal 2010 we purchased two tax preparation and accounting businesses and during 2009, we purchased two such businesses.

RESULTS OF OPERATIONS

The following table sets forth certain items from our statements of operations expressed as a percentage of revenue for fiscal years ended June 30, 2010 and 2009. The trends illustrated in the following table are not necessarily indicative of future results.

Statements of Operations as a Percentage of Revenues

	For Fiscal Years Ended June 30,
	2010	2009

Revenues
Financial Planning Services	83.0%	82.2%
Tax Preparation and Accounting Fees	17.0%	17.8%
Total Revenue	100.0%	100.0%

Operating Expenses
Commissions	55.7%	54.5%
Salaries	20.1%	21.0%
General and Administrative Expense	11.7%	11.5%
Advertising	3.0%	3.8%
Brokerage Fees & Licenses	3.1%	3.5%
Rent	6.4%	6.7%
Depreciation and Amortization	2.8%	2.7%
Total Operating Expenses	102.8%	103.7%

Income/(Loss) Before Other Income/(Expense)	-2.8%	-3.7%

Other Income/(Expense)	-1.0%	-0.6%
Income Before Income Taxes	-3.8%	-4.3%
Income Taxes	0.0%	0.0%
Net Income	-3.8%	-4.3%

The following table sets forth a summary of our consolidated results of operations for fiscal years ended June 30, 2010 and 2009:

(in thousands, except share data)	For Fiscal Years Ended June 30,
Consolidated Results of Operations	2010	2009	% Change
Revenues	$43,300	$41,585	4.1%
Commissions	24,102	22,682	6.3%
Other Operating Expenses	20,402	20,440	-0.2%
Net Loss	(1,640)	(1,797)	8.7%

Diluted EPS from Net Income/(Loss)	$(0.02)	$(0.02)	0.0%

The following two tables set forth a breakdown of our consolidated revenue detail by product line and brokerage product type for the fiscal years ended June 30, 2010 and 2009:

	For Fiscal Years Ended June 30,
(in thousands)			% Change	% of Total Revenue	% of Total Revenue
Consolidated Revenue Detail	2010	2009	2010-2009	2010	2009

Revenue by Product Line
Brokerage Commissions Revenue	$26,125	$24,219	7.9%	60.3%	58.2%
Advisory Fees (1)	8,090	7,687	5.2%	18.7%	18.5%
Tax Preparation and Accounting Fees	7,344	7,410	-0.9%	17.0%	17.8%
Insurance Commissions	956	1,364	-29.9%	2.2%	3.3%
PCS Marketing Revenue	472	553	-14.6%	1.1%	1.3%
Lending Services	313	352	-11.0%	0.7%	0.9%
Total Revenue	$43,300	$41,585	4.1%	100.0%	100.0%

Brokerage Commissions Revenue by Product Type
Annuities	$8,333	$9,270	-10.1%	19.2%	22.3%
Trails (1)	7,892	6,325	24.8%	18.2%	15.2%
Mutual Funds	4,552	3,151	44.5%	10.5%	7.6%
Equities, Bonds, &Unit Investment Trusts	1,536	926	65.9%	3.6%	2.2%
All Other Products	3,812	4,547	-16.2%	8.8%	10.9%
Brokerage Commissions Revenue	$26,125	$24,219	7.9%	60.3%	58.2%

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

The following table sets forth a breakdown of our consolidated financial planning revenue by company-owned offices and independent offices for the fiscal years ended June 30, 2010 and 2009:

	For Fiscal Years Ended June 30,
(in thousands)	2010	% of Total	2009	% of Total
Company-Owned Offices	$17,559	49%	$16,318	48%
Independent Offices	18,396	51%	17,857	52%
Total	$35,956		$34,175

The following table sets forth a breakdown of our consolidated revenue detail by company-owned offices for the fiscal years ended June 30, 2010 and 2009:

	For Fiscal Years Ended June 30,
(in thousands)	2010	% of Total	2009	% of Total
Financial Planning	$17,559	71%	$16,318	69%
Tax Preparation and Accounting Services	7,344	29%	7,410	31%
Total	$24,903		$23,728

FISCAL 2010 COMPARED WITH FISCAL 2009

Revenues

Our total revenues for the fiscal year ended June 30, 2010 were $43.3 million, up 4.1%, compared with $41.6 million for the fiscal year ended June 30, 2009.  Our total revenues for the fiscal year ended June 30, 2010 consisted of $36.0 million for financial planning services and $7.3 million for tax preparation and accounting services.  Financial planning services represented approximately 83.0% and tax preparation and accounting services represented approximately 17.0% of our total revenues for the fiscal year ended June 30, 2010.  Our total revenues for the fiscal year ended June 30, 2009 consisted of $34.2 million for financial planning services and $7.4 million for tax preparation and accounting services.  Financial planning represented approximately 82.0% and tax preparation and accounting fees represented approximately 18.0% of our revenues for the fiscal year ended June 30, 2009.

Financial planning revenue was $36.0 million for the fiscal year ended June 30, 2010 compared to $34.2 million for the same period last year.  This increase in financial planning revenue is mostly attributable to improvements in market conditions compared with the same period last year.  For the fiscal year ended June 30, 2010, revenues from recurring revenues sources (advisory fees and trails) increased to $16.0 million, up $2.0 million from $14.0 million for the fiscal year ended June 30, 2009, representing a 14.1% increase in recurring revenue.  For the fiscal year ended June 30, 2010, recurring revenue was 36.9% of our total revenue compared to 33.7% for the fiscal year ended June 30, 2009.  This increase in recurring revenue is mostly attributable to higher assets under management and securities under custody at each quarter end during fiscal 2010, at which time fees are determined and revenue is recognized compared with the same period last year.  We continue to remain committed to our strategy of growing our recurring revenues in an effort to mitigate any negative impact a volatile market may have on our other revenue streams.  This is evidenced by growth in our new money under management which had a net increase of $48.1 million for the fiscal year ended June 30, 2010.

For the fiscal year ended June 30, 2010, revenues from variable annuity sales were $8.3 million compared with $9.3 million for the fiscal year ended June 30, 2009, representing a 10.1% drop in annuity revenue.  This trend is mostly indicative of our efforts to continue to diversify our product mix.   This is further evidenced by the $1.4 million increase in mutual funds.

Our financial planning revenue was split approximately 49.0% for company owned offices and 51.0% for independent offices for the fiscal year ended June 30, 2010.  Thus within Company offices, financial planning services represented approximately 71.0% of revenues and tax preparation and accounting services represented approximately 29.0%.  Our financial planning revenue was split approximately 48.0% for company owned offices and 52.0% for independent offices for the fiscal year ended June 30, 2009.  Within company owned offices approximately 69.0% of revenues for this time period came from financial planning and 31.0% came from tax preparation and accounting services for the fiscal year ended June 30, 2009.

Tax Preparation and accounting services revenue was $7.3 million for the fiscal year ended June 30, 2010 compared to $7.4 million during the same period last year.  This decrease is mostly a result of attrition due to the general economic conditions, offset in part by acquisitions and an increase in average client fees.

Expenses

Total operating expenses for the fiscal year ended June 30, 2010 were $44.5 million compared to $43.1 million for the fiscal year ended June 30, 2009.  Operating expenses increased mostly due to an increase in commission expense ($1.4 million) as a result of the increase in financial planning revenue, and increased settlement claims and professional fees as a result of the Instituting Order ($0.5 million).  These were offset in part by lower advertising costs ($0.3 million) mainly attributable to our efforts to reduce advertising spending and to find more cost effective advertising channels to grow brand awareness and lower brokerage fees and licenses ($0.1 million).

Commission expense for the fiscal year ended June 30, 2010 was $24.1 million, an increase of $1.4 million, or 6.3%, from $22.7 million for the fiscal year ended June 30, 2009.  The increase in commission expense is mostly attributable to increases in revenue.

Salaries which consist primarily of salaries, related payroll taxes and employee benefit costs, were relatively unchanged for the fiscal year ended June 30, 2010 compared with the same period last year mostly due to savings from staff cuts offset by salaries related to acquisitions and new payroll taxes imposed by the State of New York.

General and administrative expense consists primarily of expenses for general corporate functions including outside legal and professional fees, insurance, utilities, bad debt expenses and general corporate overhead costs.  General and administrative expenses increased by $0.3 million, or 6.1%, in the fiscal year ended June 30, 2010 compared with the fiscal year ended June 30, 2009.  This increase is primarily attributable to an increase in settlement claims and professional fees of $0.5 million as a result of the Instituting Order offset in part by cost savings efforts made in a number of areas.

Advertising expense decreased 16.3% to $1.3 million for the fiscal year ended June 30, 2010 compared with $1.6 million for the fiscal year ended June 30, 2009.  This decrease is primarily attributable to our efforts to find more cost effective advertising channels to grow brand awareness.

Brokerage fees and licenses expense for the fiscal year ended June 30, 2010 was $0.1 million lower compared with the fiscal year ended June 30, 2010.  This decrease is mostly due to cost controls put in place during the current fiscal year.

Rent expense remained relatively unchanged for the fiscal year ended June 30, 2010 compared to the same period last year mostly due to renegotiating lower rents at a number of company owned offices, downsizing the corporate office and downsizing or relocating a number of company owned offices to smaller locations, offset by acquisitions and annual rent increases on existing leases.

Depreciation and amortization expense was 4.7% higher for the fiscal year ended June 30, 2010 compared with the fiscal year ended June 30, 2009.  This is mostly attributable to increased amortization expense related to the intangible assets acquired through acquisitions made during both fiscal years.

Our loss before other income and expense for the fiscal year ended June 30, 2010 was $1.2 million compared with a loss of $1.5 million for the fiscal year ended June 30, 2009.  This decrease in loss was primarily attributable to increased financial planning revenue of $1.8 million due to improvements in market conditions, a decrease in advertising expenses of $0.3 million due to our efforts to find more cost effective advertising channels to grow brand awareness, and reduced brokerage fees of $0.1 million.  The decrease in loss was offset in part by an increase in commission expense of $1.4 million as a result of the increased financial planning revenues and an increase in settlement claims and professional fees of $0.5 million as a result of the Instituting Order.

Total other income/(expense) for the fiscal year ended June 30, 2010 was an expense of $0.4 million compared to expense of $0.3 million for the fiscal year ended June 30, 2009.  The increase in other expense was primarily due to higher interest expense due to the issuance of private offering notes.

Our net loss for the fiscal year ended June 30, 2010, was $1.6 million, or $(0.02) per basic and diluted share, compared to a net loss of $1.8 million, or $(0.02) per basic and diluted share for the fiscal year ended June 30, 2009.  This decline was primarily attributable to increased financial planning revenue of $1.8 million due to improvements in market conditions, a decrease in advertising expenses of $0.3 million due to our efforts to find more cost effective advertising channels to grow brand awareness, and reduced brokerage fees of $0.1 million.  The decrease in loss was offset in part by an increase in commission expense of $1.4 million as a result of the increased financial planning revenues, an increase in settlement claims and professional fees of $0.5 million as a result of the Instituting Order and due to higher interest expense of $0.1 million due to the issuance of private offering notes.  Weighted average shares outstanding increased by 1.0 million shares compared to the prior period, mainly due to the issuance of shares in connection with the Private Offering, Public Stock offering, consulting services and director compensation during fiscal year 2010 and 2009.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2010, we had a net loss of $1.6 million and at June 30, 2010 had a working capital deficit of $1.6 million.  At June 30, 2010, we had $1.1 million of cash and cash equivalents, $5.0 thousand in marketable securities and $2.4 million of trade accounts receivable, net, to fund short-term working capital requirements.  PCS is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires that PCS maintain minimum regulatory net capital of $0.1 million and, in addition, that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1.  At June 30, 2010, we were in compliance with this regulation.

On October 31, 2008 we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “Offering”).  The Offering was amended on December 8, 2008, September 3, 2009, December 16, 2009 and February 11, 2010.  The securities offered for sale in the Offering, as amended are:  $3.8 million of notes with interest at 10% (the “Notes”) and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).  During fiscal 2010, we issued $2.5 million of Notes of the $3.8 million Notes bringing the total issued through June 30, 2010 to $3.7 million of Notes due on July 1, 2011, $0.1 million of Notes due on July 1, 2010 and $0.1 million, or 1.3 million Shares.

As of September 1, 2008, we entered into a $0.5 million promissory note with Prime Partners (the “Prime Partners Note”).  The Prime Partners Note provided for 10% interest to be paid in arrears through the end of the previous month on the 15th day of each month commencing on October 15, 2008.  The principal of the Prime Partners Note was to be paid on or before July 1, 2009.  Michael Ryan is a director, an officer and a significant shareholder of Prime Partners.  The Prime Partners Note was amended as of June 30, 2009 to extend the due date of principal to July 1, 2010.  The Prime Partners Note was again amended as of May 5, 2010 to extend the due date of principal to July 1, 2011.  The Prime Partners Note was again amended as of August 1, 2010 to provide for 42 monthly payments of $15.0 thousand comprised of principal and interest at 10% on the 15th day of each month commencing on August 15, 2010 and ending on January 15, 2014.  Up to and including June 30, 2011, in the event that we determine that we cannot make a payment on the monthly due date, we may defer the payment by sending written notice to Prime Partners.  Any payment so deferred, shall be paid by adding each such deferred payment to the 42 month amortization schedule as an increased monthly payment commencing on August 15, 2011.  In the event that we are in default on any of the promissory notes issued in our Regulation D Private Placement, within 30 days from written notice by us, Prime Partners shall repay to us all principal payments requested in the notice.  This repayment obligation is secured by Prime Partner’s execution of a collateral assignment of a promissory note owed by Daniel R. Levy to Prime Partners dated January 23, 2004 in the original principal amount of $0.9 million and with a present outstanding principal balance of $0.4 million.  There shall be no fees owed by us to Prime Partners for any late payments and no acceleration of the Prime Partners Note as a result of any late payments.

As of September 1, 2008, we entered into a $0.5 million promissory note with a trust, of which Ted Finkelstein, our Vice President, General Counsel and Secretary is the trustee (the “Trust Note”).  The Trust Note was amended on January 30, 2009.  The Trust Note provided for 10% interest to be paid in arrears through the end of the previous month on the 15th day of each month commencing on October 15, 2008.  The principal of the Trust Note was to be paid to the Trust as follows: $117.5 thousand on March 31, 2009, April 30, 2009, May 31, 2009 and June 30, 2009.  On May 8, 2009, the Trust Note was amended to extend the full principal payment to June 30, 2009.  The Trust Note was again amended as of September 25, 2009 to extend the due dates of principal to be paid as follows: $120.0 thousand due on March 1, 2010 and $175.0 thousand due on April 1, 2010 and April 15, 2010. On November 30, 2009 the Trust Note was again amended, increasing the principal by $0.1 million to $0.6 million.  The additional $0.1 million was payable on demand by the Trust.  On April 15, 2010, the $0.6 million Trust Note was paid in full.

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

During the quarter ended June 30, 2010, we were successful in amending all but $0.1 million of our outstanding Notes, effectively extending the due dates of the Notes to July 1, 2011.  In addition, the New Prime Partners Note was amended on August 1, 2010 to provide for 42 monthly payments comprised of principal and interest effectively deferring the principal payment due June 30, 2011.

Our ability to satisfy our obligations depends on our future financial performance, which will be subject to prevailing economic, financial, and business conditions.  Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand at June 30, 2010 or a combination thereof.  To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by the further sales of securities through private offerings and by pursuing financing through outside lenders.  We are also continuing to control operating expenses and are implementing our acquisition strategy to increase earnings and cash flow.  While management believes that capital may be available, there is no assurance that such capital can be secured or that we will be successful in future efforts to extend the due dates of our Notes and obligations.

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

DISCUSSION OF CASH FLOWS

Operating Activities

For fiscal 2010, cash used in operating activities was $0.3 million as accounts receivable from financial planning increased as a result of year end increases in revenues and capital provided by financing activities was used to pay down accounts payable, offset in part by cash provided by higher commission payables resulting from the increased financial planning revenues.

Investing Activities

During fiscal 2010, cash used in investing activities was $0.9 million as we made contingency payments of $0.5 million for acquisitions acquired during the past 3 fiscal years and spent $0.1 million for fixed assets.  We received $15.0 thousand from the sale of certain assets.  Additionally, we provide certain loans as a way to attract new financial planners.  Consistent with industry practice, some of these loans will be forgiven if the financial planner meets certain predetermined production targets and/or length of service commitments.  During fiscal 2010, these loans increased by $0.3 million.

Financing Activities

For fiscal 2010, cash flows provided by financing activities were $1.6 million primarily attributable to the proceeds from the additional sales of our Notes ($2.7 million) offset in part by the paying down of related party notes that became due ($0.8 million).

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on fair value measurements and disclosure.  This guidance amends the fair value measurements and disclosures by improving the disclosure of fair value measurements.  We have adopted the Codification in the period ending March 31, 2010.  The adoption of the Codification did not result in any change in our significant accounting policies.

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

Our significant accounting policies are discussed in Note 2 to the Notes to Consolidated Financial Statements. We believe the following are our critical accounting policies and estimates:

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Furthermore, the Company, including our wholly owned subsidiary PCS, has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with PCS. In addition, under the PCS registered representatives contract, each registered representative has indemnified us for these claims. We have established liabilities for potential losses from such complaints, legal actions, government investigations and proceedings. In establishing these liabilities, our management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect management’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined.  As of June 30, 2010, we accrued approximately $0.1 million for these matters. A majority of these claims are covered by our errors and omissions insurance policy. While we will vigorously defend ourselves in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

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

Income Tax Recognition of Deferred Tax Items

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities.  Significant management judgment is required in determining our deferred tax assets and liabilities. Management makes an assessment of the likelihood that our deferred tax assets will be recovered from future taxable income, and to an amount that it believes is more likely than not to be realized.  As of June 30, 2010 we are fully reserved for our deferred tax assets.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and debt, approximated fair value as of June 30, 2010, because of the relatively short-term maturity of these instruments and their market interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Financial Statement Indexing commencing on page F-1 hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Exchange Act) designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Chief Accounting Officer, of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective.  As of June 30, 2010 management concludes that our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was effective as of June 30, 2010.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth our directors and executive officers as of September 1, 2010, their ages and the positions held by them with the Company.  Our executive officers are appointed by, and serve at the discretion of the board of directors.  Each executive officer is a full-time employee of the Company.  Michael Ryan and Carole Enisman are married.

Name	Age	Position	Year Board Term Will Expire
James Ciocia	54	Chairman of the Board of Directors	2011
Michael Ryan	52	Chief Executive Officer, President and Director	2011
Edward Cohen (2)(3)	71	Director	2010
John Levy (1)(2)	55	Lead Director	2012
Allan Page (1)(3)	63	Director	2012
Frederick Wasserman (1)(2)	56	Director	2010
Nelson Obus (3)	63	Director	2012
Carole Enisman	51	Executive Vice President of Operations	n/a
Ted Finkelstein	57	Vice President, General Counsel and Secretary	n/a
Karen Fisher	44	Chief Accounting Officer and Treasurer	n/a

(1)	Audit Committee member
(2)	Compensation Committee member
(3)	Corporate Governance and Nominating Committee member

JAMES CIOCIA, CHAIRMAN OF THE BOARD OF DIRECTORS.  Mr. Ciocia is a principal founder of the Company having opened the Company's first tax preparation office in 1981. In addition to serving the Company as its Chief Executive Officer until November 6, 2000, Mr. Ciocia is a registered representative of PCS. Mr. Ciocia holds a B.S. in Accounting from St. John's University.  Mr. Ciocia brings to the board of directors extensive business and operating experience and tremendous knowledge of our Company as well as insights into and experiences within the tax preparation and financial planning industry.  Mr. Ciocia provides our board with Company-specific experience and expertise in tax preparation and financial planning matters.

MICHAEL RYAN, CHIEF EXECUTIVE OFFICER, PRESIDENT AND DIRECTOR. Mr. Ryan was appointed the Company's President and Chief Executive Officer in August 2002.  Mr. Ryan co-founded PCS and is a founding member and past President of the Mid-Hudson Chapter of the International Association for Financial Planning. Mr. Ryan holds a B.S. in Finance from Syracuse University. Mr. Ryan was first elected as a director in 1999.    Mr. Ryan brings to our board of directors extensive business and operating experience and tremendous knowledge of our Company as well as insights into and experiences within the tax preparation and financial planning industry.  In addition, Mr. Ryan brings his broad strategic vision for Gilman Ciocia to our board of directors.  Mr. Ryan’s service as the Chief Executive Officer, President and Director creates a critical link between management and our board of directors, enabling our board to perform its oversight function with the benefits of management’s perspectives on the business.

EDWARD COHEN, DIRECTOR. Mr. Cohen has been a director of the Company since 2003.  Mr. Cohen has been Counsel to the international law firm of Katten Muchin Rosenman LLP since February 2002, and before that was a partner in the firm (with which he has been affiliated since 1963).  Mr. Cohen is a director of Phillips-Van Heusen Corporation, a manufacturer and marketer of apparel and footwear and Full Circle Capital Corporation, a business development corporation under the Investment Company Act.  Mr. Cohen is a graduate of the University of Michigan and Harvard Law School. As a former partner of an international law firm and a member of the boards of several public companies, Mr. Cohen brings to our board a wealth of legal, corporate and securities expertise.

JOHN LEVY, DIRECTOR.  Mr. Levy has been a director of the Company since October 2006 and since September 4, 2007, has served as Lead Director.  Since May 2005, Mr. Levy has served as the Chief Executive Officer of Board Advisory Services, a consulting firm which advises public companies in the areas of corporate governance, corporate compliance, financial reporting and financial strategies.  Mr. Levy served as Interim Chief Financial Officer from November 2005 to March 2006 of Universal Food & Beverage Company, which filed a voluntary petition under the provisions of Chapter 11 of the United States Bankruptcy Act on August 31, 2007.  From November 1997 to May 2005, Mr. Levy served as Chief Financial Officer of MediaBay, Inc., a NASDAQ company and leading provider of premium spoken word audio content. While at MediaBay, he also served for a period as its Vice Chairman. Mr. Levy is a Certified Public Accountant with nine years experience with the national public accounting firms of Ernst & Young, Laventhol & Horwath and Grant Thornton. Mr. Levy is a director and non-executive Chairman of the Board of Applied Minerals, Inc., an exploration stage natural resource and mining company, is a director and audit committee member of Applied Energetics, Inc., a publicly traded company that specializes in the development and application of high power lasers, high voltage electronics, advanced optical systems and energy management systems technologies, and is a director of Brightpoint, Inc., a publicly traded company that provides supply chain solutions to leading stakeholders in the wireless industry.  Mr. Levy has authored The 21st Century Director: Legal and Ethical Responsibilities of Board members, a course on the ethical and legal responsibilities of board members initially presented to various state accounting societies.  Mr. Levy has a B.S. degree in economics from the Wharton School of the University of Pennsylvania and received his M.B.A. from St. Joseph’s University in Philadelphia.  Mr. Levy brings to our board vast financial experiences as a Certified Public Accountant, former Chief Financial Officer of several companies and as Chief Executive Officer of a consulting firm which advises public companies in the areas of corporate governance, corporate compliance, financial reporting and financial strategies. In addition, Mr. Levy brings to our board, his role as Lead Director and Chairman of our audit committee, substantial experience with complex accounting and reporting issues, financial strategies, SEC filings and corporate transactions.

ALLAN PAGE, DIRECTOR.  Mr. Page has been a director of the Company since October 2006.  Mr. Page is the principal of A. Page & Associates LLC, an international consulting firm he founded in 2002 that is engaged in project development and advisory work in the energy market sector.  Mr. Page is also Chairman and cofounder of The Hudson Renewable Energy Institute, Inc. a not for profit corporation promoting market applications for the public use of renewable energy.  Prior to founding A. Page & Associates, Mr. Page spent more than thirty years with the CH Energy Group Inc., holding a variety of positions including President.  Mr. Page started his employment as a distribution engineer at Central Hudson Gas and Electric, the principal subsidiary of the CH Energy Group and was the executive responsible for the development of a family of competitive business units for CH Energy Group.  The competitive businesses included an electric generation company, an energy services company, and fuel oil companies operating along the eastern sea board.  Mr. Page holds B.S. degrees in physics, civil engineering and electrical engineering and a masters degree in industrial administration, all from Union College.  As the Principal of an international consulting firm engaged in project development and advisory work, Chairman of a not for profit and as former President of a public company, Mr. Page brings to our board a wealth of experience in strategic planning, business initiatives and developing businesses.

FREDERICK WASSERMAN, DIRECTOR.  Mr. Wasserman has been a director of the Company since September 2007.  Since May 2008 Mr. Wasserman has served as the President of FGW Partners, LLC, which provides management and financial consulting services.  From January 2007 until April 2008 Mr. Wasserman provided management and financial consulting services as a sole practitioner.  From August 2005 until December 31, 2006, Mr. Wasserman served as the Chief Operating and Chief Financial Officer for Mitchell & Ness Nostalgia Co., a privately-held manufacturer and distributor of licensed sportswear and authentic team apparel. Prior to his employment at Mitchell & Ness, Mr. Wasserman served as the President of Goebel of North America, a U.S. subsidiary of W. Goebel Porzellanfabrik GmbH & Co., an international manufacturer of collectibles, gifts and home decor. Mr. Wasserman held several positions, including Chief Financial Officer and President with Goebel of North America from 2001 to 2005.  Mr. Wasserman is non-executive Chariman of the Board for TeamStaff, Inc., a provider of temporary and permanent medical staffing and administrative/logistics services.  Mr. Wasserman is also a director of The AfterSoft Group, Inc., Acme Communications, Inc., and Breeze-Eastern Corporation.  Mr. Wasserman received a B.S. degree in Economics from The Wharton School of the University of Pennsylvania in 1976.  As the President of a management and financial consulting services firm, and former Chief Financial Officer, Chief Operating Officer and President of several public and private companies, Mr. Wasserman brings to our board a great deal of experience as an active member of a number of public company boards as well as a deep understanding of the financial and operational aspects of a business.

NELSON OBUS, DIRECTOR.  Mr. Obus has been a director of the Company since September 2007.  Mr. Obus has served as President of Wynnefield Capital, Inc. since November 1992 and as a managing member of Wynnefield Capital Management, LLC since January 1997. Wynnefield Capital Management manages two private investment funds and Wynnefield Capital, Inc. manages one private investment fund, all three of which invest in small-cap value U.S. public equities. Mr. Obus also serves on the board of directors of Layne Christensen Company, a diversified natural resources company with interests in water, mineral drilling and energy. In April 2006, the Securities and Exchange Commission filed a civil action alleging that Nelson Obus, the Wynnefield Capital Funds, and two other individuals, in June 2001 engaged in insider trading in the securities of SunSource, a public company that had been in the portfolio of the Wynnefield Capital Funds for years. Mr. Obus, the Wynnefield Capital Funds, and the other defendants emphatically deny the allegations.  On September 20, 2010, U.S. District Judge George Daniels dismissed the action against Mr. Obus and the other defendents stating in part that the SEC had not “demonstrated the requisite degree of deceptive conduct in the part of any defendant.”  Mr. Obus received a B.A. degree from New York University and an M.A. and A.B.D. from Brandeis University in Politics. As President and managing member of several private investment funds, Mr. Obus brings to our board a skill set that includes financial literacy and expertise, capital markets expertise and substantial managerial experience.

CAROLE ENISMAN, EXECUTIVE VICE PRESIDENT OF OPERATIONS. Ms. Enisman was appointed the Executive Vice President of Operations of the Company on November 15, 2004. Ms. Enisman began her career with the Company in 1990 as a Financial Planner.  Ms. Enisman graduated from the University of Miami (Florida) with degrees in Economics and Political Science.

TED FINKELSTEIN, VICE PRESIDENT, GENERAL COUNSEL AND SECRETARY.  Mr. Finkelstein has been Vice President and General Counsel of the Company since February 1, 2007 and Secretary since December 18, 2008.  He was Associate General Counsel of the Company from October 11, 2004 to February 1, 2007.  Mr. Finkelstein was Vice President and General Counsel of the Company from June 1, 2001 to October 11, 2004.  Mr. Finkelstein has a B.S. degree in Accounting.  He is a Cum Laude graduate of Union University, Albany Law School and also has a Master of Laws in Taxation from New York University Law School.  Mr. Finkelstein has approximately 30 years of varied legal experience including acting as outside counsel for PCS prior to joining the Company.

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

Director Designees

On August 20, 2007, the Company, Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P.I and WebFinancial Corporation (as heretofore defined, the "Investment Purchasers"), Michael Ryan, Carole Enisman, Ted Finkelstein, Dennis Conroy, and Prime Partners, Inc. and Prime Partners II, holding companies owned in part by Michael P. Ryan (the "Existing Shareholders") entered into a Shareholders Agreement.  Pursuant to the terms of the Shareholders Agreement: at the Investment Purchase Closing, the Investment Purchasers were given the right to designate two directors (the "Investor Directors") for election to our board of directors (the "Board"); so long as the Existing Shareholders own at least 10% of the outstanding shares of Common Stock, the Existing Shareholders have the right to nominate two directors (the "Existing Shareholder Directors") for election to the Board; the Investor Directors and the Existing Shareholder Directors shall jointly nominate three independent directors; the Investor Purchasers and the Existing Shareholders  agreed to take such action as may be reasonably required under applicable law to cause the Investor Purchasers’ designees and the Existing Shareholders’ designees to be elected to the Board; we agreed to include each of the Director designees of the Investor Purchasers and the Existing Shareholders on each slate of nominees for election to the Board proposed by the Company, to recommend the election of such designees to the shareholders of the Company, and to use commercially reasonable efforts to cause such designees to be elected to the Board; one of the Investor Directors shall be appointed as a member of the Compensation Committee of the Board and one of the Investor Directors shall have the right to attend all Audit Committee meetings; the consent of one of the Investor Directors is required for certain Company actions above designated thresholds, including the issuance, redemption or purchase of equity or debt, the issuance of an omnibus stock plan, the creation of any new class of securities, certain affiliate transactions, changes to our certificate of incorporation or bylaws, entering into a merger, reorganization or sale of the Company or acquiring any significant business assets, or material changes to the business line of the Company; the Investor Shareholders agreed to a one year standstill agreement concerning the acquisition of our assets, our securities, proxy solicitations, voting trusts or tender offers; the Investor Purchasers were granted a right of first refusal for future securities issued by the Company; and we were granted a right of first refusal for sales of Common Stock by the Investment Purchasers and by the Existing Shareholders.

Nelson Obus and Frederick Wasserman are the Investor Directors designated by the Investment Purchasers.  James Ciocia and Michael Ryan are the Existing Shareholder Directors designated by the Existing Shareholders.

BOARD COMMITTEES

Our Board met nine times in fiscal 2010 and acted by written consent twice.  All directors attended at least 75% of the combined Board and committee meetings on which they served in fiscal 2010.  All directors are encouraged to attend our annual meeting of shareholders and all of our directors attended last year’s annual meeting.

Audit Committee

Our Audit Committee is comprised of John Levy, Chair, Allan Page and Frederick Wasserman.  The Audit Committee met seven times during fiscal 2010.  The functions of the Audit Committee are as set forth in the Audit Committee Charter, which can be viewed on our website at www.gtax.com.  Our Board has determined that each of Messrs. Levy, Page and Wasserman is independent as defined in Rule 5005(a)(19) of the listing standards of the Nasdaq Stock Market and Rule 10A-3 of the Exchange Act.  Our board of directors also has determined that Mr. Levy is an “audit committee financial expert” as defined in the applicable rules and regulations of the Exchange Act.  The Audit Committee is required to pre-approve all audit and non-audit services performed by the independent auditors in order to assure that the provision of such services does not impair the auditor’s independence.  Unless a type of service to be provided has received general pre-approval from the Audit Committee, it requires specific pre-approval in each instance by the Audit Committee.  Any proposed services exceeding pre-approved cost levels generally require specific pre-approval by the Audit Committee.

Compensation Committee

Our Compensation Committee is comprised of Edward Cohen, John Levy and Frederick Wasserman, Chair.  The Compensation Committee met one time during fiscal 2010.  The functions of the Compensation Committee are as set forth in the Compensation Committee Charter, which can be viewed on our website at www.gtax.com.  Our Board has determined that each of Messrs. Cohen, Levy and Wasserman is independent as defined in Rule 5005(a)(19) of the listing standards of the Nasdaq Stock Market. In accordance with the Compensation Committee Charter, the members are “outside directors” as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended, and “non-employee directors” within the meaning of Section 16 of the Exchange Act.   The Compensation Committee is required, amongst other things, to discharge the Board’s responsibilities relating to the compensation and evaluation of our Senior Executives and to produce the report that the rules and regulations of the Securities and Exchange Commission may require to be included in, or incorporated by, reference into our annual report and proxy statement.  The Compensation Committee has not engaged compensation consultants to provide advice with respect to the form or amount of executive or director compensation.

Corporate Governance and Nominating Governance Committee

Our Corporate Governance and Nominating Committee is comprised of Edward Cohen, Chair, Nelson Obus and Allan Page.  The Corporate Governance and Nominating Committee met three times during fiscal 2010.  The functions of the Corporate Governance and Nominating Committee are as set forth in the Corporate Governance and Nominating Committee Charter, which can be viewed on our website at www.gtax.com.  Our board of directors has determined that each of Messrs. Cohen, Page and Obus is independent as defined in Rule 5005(a)(19) of the listing standards of the Nasdaq Stock Market.  The Corporate Governance and Nominating Committee will consider nominees recommended by shareholders.  Any such recommendations should be submitted in writing to our General Counsel at our principal executive offices.  Nominees recommended by shareholders will be evaluated in the same manner as nominees identified by management, the board of directors or the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee, in making its recommendations regarding Board nominees, may consider some or all of the following factors, among others: judgment, skill, diversity, experiences with businesses and other organizations of a comparable size, the interplay of the candidate’s experience with that of the other Board members, the extent to which a candidate would be a desirable addition to the Board and any committees of the Board and whether or not the candidate would qualify as an “independent director” under applicable listing standards and the Sarbanes-Oxley Act of 2002 and any related Securities and Exchange Commission regulations.

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

To our knowledge based solely on a review of Forms 3, 4 and 5 and amendments thereto, all officers, directors and/or greater than 10% shareholders of ours complied with all Section 16(a) filing requirements during the fiscal year ended June 30, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the annual compensation of the Chief Executive Officer (the “CEO”) and the two most highly compensated executive officers other than the CEO (the “Named Executive Officers”) during the fiscal years ended June 30, 2010 and 2009:

Summary Compensation Table

Name and Principal Position	Year	Salary	Option Awards(1)	Bonus		All Other Compensation(3)	Total
Michael Ryan	2010	$350,000	$—	$98,203	(2)	$17,289	$465,492
President, Chief Executive Officer and Director	2009	$350,000	$7,147	$92,922	(2)	$17,289	$467,358

Carole Enisman	2010	$235,000	$—	$—		$37,522	$272,522
Executive Vice President of Operations	2009	$235,000	$6,125	$—		$14,990	$256,115

Ted Finkelstein	2010	$185,000	$—	$—		$—	$185,000
Vice President, General Counsel and Secretary	2009	$185,000	$5,614	$—		$—	$190,614

(1)  During 2010 no options were granted to employees.  In accordance with new SEC rules relating to executive compensation disclosure, the amounts previously reported for 2009 have been restated to represent the full grant date value of the awards.  For a discussion of the assumptions and methodologies used in calculating the grant date fair value of the options awards granted during the fiscal year ended June 30, 2009 see Note 13 under the heading “Equity Compensation Plans” of the Notes to Consolidated Financial Statements.

(2)  Represents trails commissions earned as per an employment agreement with Michael Ryan whereby commissions will be paid as draw against his bonus.  As per the agreement, no commissions will be paid back no matter what bonus is calculated or if no bonus is paid.  In fiscal 2010 and 2009, no bonus was awarded.

(3) Other Compensation includes the following:

Name and Principal Position	Year	Car Allowance	Commissions	Other Compensation

Michael Ryan	2010	$17,289	$-	$17,289
President, Chief Executive Officer and Director	2009	$17,289	$-	$17,289

Carole Enisman	2010	$13,630	$23,922	$37,552
Executive Vice President of Operations	2009	$13,630	$1,360	$14,990

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information concerning unexercised stock options, shares of restricted stock and stock options that have not vested for each of the Named Executive Officers at June 30, 2010.

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Michael Ryan	26,020	104,080	—	$ 0.18	2/19/2019
Carole Enisman	22,300	89,200	—	$ 0.18	2/19/2019
Ted Finkelstein	20,440	81,760	—	$ 0.18	2/19/2019

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

POTENTIAL PAYMENTS UPON TERMINATION INCLUDING CHANGE OF CONTROL

		Voluntary	Voluntary Termination	Involuntary Termination
	Termination Without Cause (1)	Termination with Good Reason (1)	Following Change of Control (1)	Following Change of Control (2)
Payment due upon termination:
Cash Severance
Michael P. Ryan
Base Salary	$350,000	$350,000	$350,000	$1,050,000
Bonus	350,000	350,000	350,000	1,050,000
Total Cash Severance	$700,000	$700,000	$700,000	$2,100,000

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

		Voluntary	Voluntary Termination	Involuntary Termination
	Termination Without Cause (1)	Termination with Good Reason (1)	Following Change of Control (2)	Following Change of Control (2)
Payment due upon termination:
Cash Severance – Base Salary
Carole Enisman	$235,000	$235,000	$235,000	$235,000
Ted Finkelstein	$138,750	$138,750	$185,000	$185,000

(1)	Named Executive Officers will receive one month of compensation for each year of service with a maximum severance of one year.
(2)	Named Executive Officers will receive one year of compensation in a lump sum

DIRECTOR COMPENSATION

The table below summarizes the compensation earned by our directors during fiscal 2010:

	Fees Earned or Paid In Cash	Stock Awards (a)	Options Awards (b)	Total

James Ciocia (1)	$24,000	$5,000	$5,000	$34,000
Edward Cohen	$30,000	$5,000	$5,000	$40,000
John Levy	$54,000	$5,000	$5,000	$64,000
Nelson Obus	$27,000	$5,000	$5,000	$37,000
Allan Page	$30,000	$5,000	$5,000	$40,000
Frederick Wasserman	$30,000	$5,000	$5,000	$40,000

(a)
The amounts reported for stock awards represent the full grant date fair value of awards granted in fiscal 2010 in accordance with guidance on share-based payments.  The number of shares of stock awarded as director compensation for fiscal year ended June 30, 2010 will be computed and granted five days after the filing of the fiscal year ended June 30, 2010 10-K.

(b)
The amounts reported for option awards represent the full grant date fair value of the stock option awards granted in fiscal 2010 in accordance with guidance on share-based payments.   Outstanding shares as a result of options awarded during the fiscal year ended June 30, 2009 amount to 83,333 shares each.  The number of stock options awarded as director compensation for fiscal year ended June 30, 2010 will be computed and granted five days after the filing of the fiscal year ended June 30, 2010 10-K.   For a discussion of the assumptions and methodologies used in calculating the grant date fair value of the options awards granted during the fiscal year ended June 30, 2010 see Note 13 under the heading “Equity Compensation Plans” of the Notes to Consolidated Financial Statements.

(1)
Mr. Ciocia is Chairman of the Board of Directors and an employee of the Company.  However, Mr. Ciocia’s employment compensation is 100% commission based.  The time Mr. Ciocia devotes to board activities reduces his efforts to generate commission income.  Therefore, the board has determined that Mr. Ciocia will receive compensation for his activities as a director equivalent to that of non-employee directors.

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

5% HOLDERS

The following table sets forth as of September 1, 2010 the holdings of the only persons known to us to beneficially own more than 5% of our outstanding common stock, the only class of voting securities issued by us. Except as indicated in the footnotes to this table and the table following and pursuant to applicable community property laws, the persons named in the table and the table following have sole voting and investment power with respect to all shares of common stock. For each individual or group included in the table and the table following, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the 97,226,327 shares of common stock outstanding as of September 1, 2010 and the number of shares of common stock that such person or group had the right to acquire within 60 days of September 1, 2010, including, but not limited to, upon the exercise of options.

NAME AND ADDRESS OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENTAGE OF CLASS
Michael Ryan 11 Raymond Avenue Poughkeepsie, NY 12603	63,294,285	(1)	65.1%

Carole Enisman 11 Raymond Avenue Poughkeepsie, NY 12603	63,294,285	(2)	65.1%

Ted Finkelstein 11 Raymond Avenue Poughkeepsie, NY 12603	63,294,285	(3)	65.1%

Ralph Porpora 11 Raymond Avenue Poughkeepsie, NY 12603	63,294,285	(4)	65.1%

Prime Partners II, LLC 11 Raymond Avenue Poughkeepsie, NY 12603	63,294,285	(5)	65.1%

Nelson Obus 450 Seventh Avenue, Suite 509 New York, NY 10123	63,294,285	(6)(7)	65.1%

Wynnefield Partners Small Cap Value LP 450 Seventh Avenue, Suite 509 New York, NY 10123	63,294,285	(8)(9)	65.1%

Wynnefield Small Cap Value Offshore Fund, Ltd 450 Seventh Avenue, Suite 509 New York, NY 10123	63,294,285	(8)(10)	65.1%

Wynnefield Partners Small Cap Value LP I 450 Seventh Avenue, Suite 509 New York, NY 10123	63,294,285	(8)(11)	65.1%

WebFinancial Corporation 61 East Main Street Los Gatos, CA 95031	63,294,285	(12)	65.1%

Dennis Conroy 10514 Brookside Road Pleasant Valley, NY 12569	63,294,285	(13)	65.1%

(1)
Includes 538,500 shares which are beneficially owned by Mr. Ryan personally and 26,020 shares underlying options.  Also includes 285,841 shares which are beneficially owned by Mr. Ryan's wife, Carole Enisman (the Executive Vice President of Operations of the Company) of which Mr. Ryan disclaims beneficial ownership; 1,093,798 shares which are beneficially owned by Prime Partners, Inc. of which Mr. Ryan is a shareholder, officer and director; 15,420,000 shares which are beneficially owned by Prime Partners II, LLC of which Mr. Ryan is a member and manager and 45,930,126 shares which are owned by certain of the other shareholders to the Shareholders Agreement of which both Mr. Ryan and Prime Partners II, disclaim beneficial ownership. Does not include 104,080 shares issuable upon the exercise of unvested options awarded for employee compensation.

(2)
Includes 263,541 shares which are beneficially owned by Ms. Enisman personally and 22,300 shares underlying options.  Also includes 63,008,444 shares owned by certain of the other partners to the Shareholders Agreement of which shares Ms. Enisman disclaims beneficial ownership.  Does not include 89,200 shares issuable upon the exercise of unvested options awarded for employee compensation.

(3)
Includes 4,338,788 shares which are beneficially owned by Mr. Finkelstein personally and 30,440 shares underlying options.  Also includes 58,925,057 shares owned by certain of the other parties to the Shareholders Agreement and of which shares Mr. Finkelstein disclaims beneficial ownership. Does not include 81,760 shares issuable upon the exercise of unvested options awarded for employee compensation.

(4)
Includes 282,500 shares which are beneficially owned by Mr. Porpora personally and 13,360 shares underlying options.  Also includes 1,093,798 shares which are beneficially owned by Prime Partners, Inc. of which Mr. Porpora is a shareholder, officer and director; and 15,420,000 shares which are beneficially owned by Prime Partners II, LLC of which Mr. Porpora is a member and manager.  Also includes 46,484,627 shares owned by certain of the other parties to the Shareholders Agreement and of which shares Mr. Porpora disclaims beneficial ownership.  Does not include 53,440 shares issuable upon the exercise of unvested options awarded for employee compensation.

(5)	Includes 47,874,285 shares owned by certain of the other parties to the Shareholders Agreement and Prime Partners II, LLC disclaims beneficial ownership of these shares.

(6)
Includes 133,333 shares which are beneficially owned by Mr. Obus personally; 100,000 shares accrued for Board of Director compensation and 36,667 shares underlying exercisable options awarded for Board of Director compensation.  Also includes 63,024,285 shares owned by certain of the other parties to the Shareholders Agreement and Mr. Obus disclaims beneficial ownership of these shares.  Does not include 96,666 shares issuable upon the exercise of unvested options awarded for Board of Director compensation.

(7)
Wynnefield Capital Management, LLC, a New York limited liability company (“WCM”) is the sole general partner of each of Wynnefield Partners Small Cap Value LP, a Delaware limited partnership (“Wynnefield Partners”) and Wynnefield Partners Small Cap Value LP I, a Delaware limited partnership (“Wynnefield Partners I”).  Nelson Obus and Joshua Landes are the co-managing members of WCM and by virtue of such positions with WCM, have the shared power to vote and dispose of the shares of our common stock that are beneficially owned by each of Wynnefield Partners and Wynnefield Partners I.  Wynnefield Capital, Inc., a Delaware corporation (“WCI”), is the sole investment manager of Wynnefield Small Cap Value Offshore Fund, Ltd., Cayman Islands company (“Wynnefield Offshore”).  Messrs. Obus and Landes are the co-principal executive officers of WCI and by virtue of such positions with WCI, have the shared power to vote and dispose of the shares of our common stock that are beneficially owned by Wynnefield Offshore.  Each of WCM, WCI and Messrs. Obus and Landes disclaims any beneficial ownership of the shares of our common stock that are directly beneficially owned by each of Wynnefield Partners, Wynnefield Partners I and Wynnefield Offshore, except to the extent of their respective pecuniary interest in such shares.  Mr. Obus was appointed as a director of the Company effective on August 20, 2007.

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

(9)	Includes 55,294,285 shares owned by certain of the other parties to the Shareholders Agreement and Wynnefield Partners Small Cap Value LP disclaims beneficial ownership of these shares.

(10)	Includes 51,294,285 shares owned by certain of the other parties to the Shareholders Agreement and Wynnefield Small Cap Value Offshore Fund, Ltd. disclaims beneficial ownership of these shares.

(11)	Includes 53,294,285 shares owned by certain of the other parties to the Shareholders Agreement and Wynnefield Small Cap Value, LP I disclaims beneficial ownership of these shares.

(12)	Includes 52,836,345 shares owned by certain of the other parties to the Shareholders Agreement and WebFinancial Corporation disclaims beneficial ownership of these shares.

(13)
Includes 537,098 shares which are beneficially owned by Mr. Conroy personally and 62,757,187 shares owned by certain of the other parties to the Shareholders Agreement and Mr. Conroy disclaims beneficial ownership of these shares.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth as of September 1, 2010 the beneficial ownership of our common stock by (i) each Company director, (ii), each Named Executive Officer and (iii) the directors and all executive officers as a group.

NAME AND ADDRESS OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENTAGE OF CLASS
James Ciocia 14802 North Dale Mabry Highway, Suite 101 Tampa, FL 33618	3,145,024	(1)	3.2%

Michael Ryan 11 Raymond Avenue Poughkeepsie, NY 12603	63,294,285	(2)	65.1%

Edward Cohen 45 Club Pointe Drive White Plains, NY 10605	780,000	(3)	*

Allan Page 9 Vassar Street Poughkeepsie, NY 12603	473,000	(3)	*

John Levy 110 Oak Tree Pass Westfield, NJ 07090	273,000	(3)	*

Carole Enisman 11 Raymond Avenue Poughkeepsie, NY 12603	63,294,285	(4)	65.1%

Nelson Obus 450 Seventh Avenue, Suite 509 New York, NY 10123	63,294,285	(5)(6)	65.1%

Frederick Wasserman 4 Nobadeer Drive Pennington, NJ 08534	270,000	(3)	*

Directors and executive officers as a group (ten persons)	68,285,747		70.2%

*    Less than 1.0%

(1)
Includes 600,000 shares which are held jointly with Tracy Ciocia, Mr. Ciocia's wife; 9,100 shares are held as custodian for Mr. Ciocia's sons and 100,000 shares accrued for Board of Director compensation and 56,907 shares underlying exercisable options awarded for Board of Director and employee compensation.

(2)
Includes 538,500 shares which are beneficially owned by Mr. Ryan personally and 26,020 shares underlying options.  Also includes 285,841 shares which are beneficially owned by Mr. Ryan's wife, Carole Enisman (the Executive Vice President of Operations of the Company) of which Mr. Ryan disclaims beneficial ownership; 1,093,798 shares which are beneficially owned by Prime Partners, Inc. of which Mr. Ryan is a shareholder, officer and director; 15,420,000 shares which are beneficially owned by Prime Partners II, LLC of which Mr. Ryan is a member and manager and 45,930,126 shares which are owned by certain of the other shareholders to the Shareholders Agreement of which both Mr. Ryan and Prime Partners II, disclaim beneficial ownership.

(3)	Includes 100,000 shares accrued for Board of Director compensation and 36,667 shares underlying exercisable options awarded for Board of Director compensation.

(4)
Includes 263,541 shares which are beneficially owned by Ms. Enisman personally and 22,300 shares underlying options.  Also includes 63,008,444 shares owned by certain of the other partners to the Shareholders Agreement of which shares Ms. Enisman disclaims beneficial ownership.

(5)
Includes 133,333 shares which are beneficially owned by Mr. Obus personally; 100,000 shares accrued for Board of Director compensation and 36,667 shares underlying exercisable options awarded for Board of Director compensation.  Also includes 63,024,285 shares owned by certain of the other parties to the Shareholders Agreement and Mr. Obus disclaims beneficial ownership of these shares.

(6)
Wynnefield Capital Management, LLC, a New York limited liability company (“WCM”) is the sole general partner of each of Wynnefield Partners Small Cap Value LP, a Delaware limited partnership (“Wynnefield Partners”) and Wynnefield Partners Small Cap Value LP I, a Delaware limited partnership (“Wynnefield Partners I”).  Nelson Obus and Joshua Landes are the co-managing members of WCM and by virtue of such positions with WCM, have the shared power to vote and dispose of the shares of our common stock that are beneficially owned by each of Wynnefield Partners and Wynnefield Partners I.  Wynnefield Capital, Inc., a Delaware corporation (“WCI”), is the sole investment manager of Wynnefield Small Cap Value Offshore Fund, Ltd., Cayman Islands company (“Wynnefield Offshore”).  Messrs. Obus and Landes are the co-principal executive officers of WCI and by virtue of such positions with WCI, have the shared power to vote and dispose of the shares of our common stock that are beneficially owned by Wynnefield Offshore.  Each of WCM, WCI and Messrs. Obus and Landes disclaims any beneficial ownership of the shares of our common stock that are directly beneficially owned by each of Wynnefield Partners, Wynnefield Partners I and Wynnefield Offshore, except to the extent of their respective pecuniary interest in such shares.  Mr. Obus was appointed as a director of the Company effective on August 20, 2007.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) )
Equity Compensation Plans Approved by Shareholders	2,610,938	$0.17	13,517,168
Equity Compensation Plans not Approved by Shareholders	10,000	$6.00	-
Total	2,620,938	$0.19	13,517,168

We maintain records of option grants by year, exercise price, vesting schedule and grantee. In certain cases, we have estimated, based on all available information, the number of such options that were issued pursuant to each plan.  The material terms of each option grant varied according to the discretion of the board of directors.  In addition, from time to time, we have issued, and in the future may issue, additional non-qualified options pursuant to individual option agreements, the terms of which vary from case to case.  See Note 13 to the Notes to Consolidated Financial Statements.

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

James Ciocia, our Chairman of the Board of Directors and a financial planner for the Company, receives commissions based on a variable percentage of his own business production and under which he received an aggregate of $0.5 million in fiscal 2010.

As of September 1, 2008, we entered into a $0.5 million promissory note with Prime Partners (the “Prime Partners Note”).  The Prime Partners Note provided for 10% interest to be paid in arrears through the end of the previous month on the 15th day of each month commencing on October 15, 2008.  The principal of the Prime Partners Note was to be paid on or before July 1, 2009.  Michael Ryan is a director, an officer and a significant shareholder of Prime Partners.  The Prime Partners Note was amended as of June 30, 2009 to extend the due date of principal to July 1, 2010.  The Prime Partners Note was again amended as of May 5, 2010 to extend the due date of principal to July 1, 2011.  The Prime Partners Note was again amended as of August 1, 2010 to provide for 42 monthly payments of $15.0 thousand comprised of principal and interest at 10% on the 15th day of each month commencing on August 15, 2010 and ending on January 15, 2014.  Up to and including June 30, 2011, in the event that we determine that we cannot make a payment on the monthly due date, we may defer the payment by sending written notice to Prime Partners.  Any payment so deferred, shall be paid by adding each such deferred payment to the 42 month amortization schedule as an increased monthly payment commencing on August 15, 2011.  In the event that we are in default on any of the promissory notes issued in our Regulation D Private Placement, within 30 days from written notice by us, Prime Partners shall repay to us all principal payments requested in the notice.  This repayment obligation is secured by Prime Partner’s execution of a collateral assignment of a promissory note owed by Daniel R. Levy to Prime Partners dated January 23, 2004 in the original principal amount of $0.9 million and with a present outstanding principal balance of $0.4 million.  There shall be no fees owed by us to Prime Partners for any late payments and no acceleration of the Prime Partners Note as a result of any late payments.

As of September 1, 2008, we entered into a $0.5 million promissory note with a trust, of which Ted Finkelstein, our Vice President, General Counsel and Secretary is the trustee (the “Trust Note”).  The Trust Note was amended on January 30, 2009.  The Trust Note provided for 10% interest to be paid in arrears through the end of the previous month on the 15th day of each month commencing on October 15, 2008.  The principal of the Trust Note was to be paid to the Trust as follows: $117.5 thousand on March 31, 2009, April 30, 2009, May 31, 2009 and June 30, 2009.  On May 8, 2009, the Trust Note was amended to extend the full principal payment to June 30, 2009.  The Trust Note was again amended as of September 25, 2009 to extend the due dates of principal to be paid as follows: $120.0 thousand due on March 1, 2010 and $175.0 thousand due on April 1, 2010 and April 15, 2010. On November 30, 2009 the Trust Note was again amended, increasing the principal by $0.1 million to $0.6 million.  The additional $0.1 million was payable on demand by the Trust.  On April 15, 2010, the $0.6 million Trust Note was paid in full.

On November 28, 2008 we issued a promissory note in the amount of $50.0 thousand to Ted Finkelstein, our Vice President and General Counsel and Secretary.  The note provides for 10.0% interest to be paid monthly with the principal balance to be paid before June 30, 2009.  The promissory note was amended as of June 30, 2009 to extend the due date of principal to May 1, 2010.  On May 4, 2010 the $50.0 thousand Finkelstein Note was paid in full.

On December 3, 2008, three trusts of which James Ciocia is a trustee, purchased an aggregate of $0.3 million of the Notes issued pursuant to the Offering in reliance upon the exemption from registration in Rule 506 of Regulation D.  On August 19, 2009, these trusts purchased an additional $0.3 million of the Notes.    The Notes with the three trusts were amended on April 19, 2010 extending the due date to July 1, 2011.

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

At June 30, 2010 and 2009, we owed to related parties as described above $1.4 million and $2.1 million, respectively.

Director Independence

The independent members of our board of directors are Edward Cohen, John Levy, Allan Page, Nelson Obus, and Frederick Wasserman, all who have been deemed to be independent as defined in Rule 5005(a)(18) of the listing standards of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee selected Sherb & Co., LLP, an independent registered public accounting firm, to audit the consolidated financial statements of Gilman Ciocia, Inc. for the fiscal year 2010. That selection was ratified by our Board and by our shareholders at our Annual Meeting on January 27, 2010.  The following table sets forth the aggregate fees billed by Sherb & Co., LLP, for fiscal 2010 and 2009 for professional services rendered to the Company for the audit of our annual financial statements, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for those fiscal years, and for other services rendered on behalf of us during those fiscal years. All of such fees were pre-approved by our Board of Directors.  Our policy is to pre-approve all audit and non-audit services subject to a de minimis exception for non-audit services of eight percent of the total pre-approved amounts to be paid to outside auditors.

	Fiscal 2010	Fiscal 2009
Audit Fees	$ 205,000	$ 205,000

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1	Financial Statements: See “Index to Consolidated Financial Statements” set forth on page F-1.

2	Financial Statement Schedule: See “Index to Consolidated Financial Statements” set forth on page F-1.

3	Exhibits: See “Index to Exhibits” set forth below.

INDEX TO EXHIBITS

21.1	List of subsidiaries (annexed herewith).

23.1	Consent of Sherb & Co., LLP.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial and Chief Accounting Officer.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.

32.2	Certification of Principal Financial and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.

(b)	The following exhibits are incorporated by reference or attached herein:

3.1
Registrant’s Certificate of Amendment of Certificate of Incorporation, incorporated by reference to the exhibit in the Registrant’s Quarterly Report on Form 10-Q dated March 31, 2008, incorporated by reference herein.

3.2
Registrant’s Certificate of Incorporation, as amended, incorporated by reference to the like numbered exhibit in the Registrant’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY.

3.3
Registrant’s Certificate of Amendment of Certificate of Incorporation, incorporated by reference to the exhibit in the Registrant’s Proxy Statement on Form 14-A under the Securities Exchange Act of 1934, as amended, filed on June 22, 1999.

3.4	Registrant’s By-Laws, incorporated by reference to the like numbered exhibit in the Registrant’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY.

10.1
Stock Purchase Agreement dated as of January 1, 2004 between Registrant and Daniel Levy and Joseph Clinard on the Registrant’s Annual Report on Form 10-K dated June 30, 2004, incorporated by reference herein.

10.2	Agreement with Steven J. Gilbert on the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, incorporated by reference herein.

10.3	Letter of Acceptance, Waiver and Consent dated August 12, 2005 incorporated by reference on the Registrant’s report on Form 8-K dated August 12, 2005.

10.4	Leases for the Company’s Headquarters on the Registrant’s Annual Report on Form 10-K dated June 30, 2006, incorporated by reference herein.

10.5	Investor Purchase Agreement (with Exhibits) dated April 25, 2007 on the Registrant’s Form 8-K dated April 25, 2007, incorporated by reference herein.

10.6	Waiver of Registration Rights Agreement dated April 25, 2007 on the Registrant’s Form 8-K dated April 25, 2007, incorporated by reference herein.

10.7	Letter from Prime Partners, Inc. dated April 25, 2007 on the Registrant’s Form 8-K dated April 25, 2007, incorporated by reference herein.

10.8	Voting Agreement dated April 25, 2007 on the Registrant’s Form 8-K dated April 25, 2007, incorporated by reference herein.

10.9	Placement Purchase Agreement dated August 13, 2007 on the Registrant’s Form 8-K dated August 20, 2007, incorporated by reference herein.

10.10	Debt Conversion Agreement dated August 13, 2007 on the Registrant’s Form 8-K dated August 20, 2007, incorporated by reference herein.

10.11	Shareholder Agreement dated August 20, 2007 on the Registrant’s Form 8-K dated August 20, 2007, incorporated by reference herein.

10.12	Registration Rights Agreement dated August 20, 2007 on the Registrant’s Form 8-K dated August 20, 2007, incorporated by reference herein.

10.13	Employment Agreement between the Company and Michael P. Ryan dated August 20, 2007 on the Registrant’s Form 8-K dated August 20, 2007, incorporated by reference herein.

10.14
2007 Stock Incentive Plan adopted and approved at the July 19, 2007 Shareholder Meeting on the Registrant’s 8-K dated July 25, 2007 incorporated by reference herein, which incorporated by reference Exhibit C of the Registrant’s Definitive Proxy Statement on Schedule 14-A filed on June 18, 2007.

10.15
Offer of Settlement of Prime Capital Services, Inc. and Gilman Ciocia, Inc., incorporated by reference to the exhibit in the Registrant’s Quarterly Report on Form 10-Q dated March 31, 2010, incorporated by reference herein.

10.16
Order Making Findings and Imposing Remedial Sanctions Pursuant to Section 8A of the Securities Act of 1933 and Sections 15(b) and 21(c) of the Securities Exchange Act of 1934 as to Prime Capital Services, Inc. and Gilman Ciocia, Inc., incorporated by reference to the exhibit in the Registrant’s Quarterly Report on Form 10-Q dated March 31, 2010, incorporated by reference herein.

14.0
Code of Ethics for Senior Financial Officers and the Principal Executive Officer of Gilman & Ciocia, Inc. on the Registrant’s Annual Report on Form 10-K dated June 30, 2003, incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GILMAN CIOCIA, INC.

Dated: October 13, 2010	By:	/s/ Michael Ryan
Chief Executive Officer

Dated: October 13, 2010	By:	/s/ Karen Fisher
Principal Financial and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 13th day of October, 2010.

/s/ James Ciocia, Chairman

/s/ Edward Cohen, Director

/s/ Michael Ryan, Director

/s/ Nelson Obus, Director

/s/ Frederick Wasserman, Director

/s/ John Levy, Director

/s/ Allan Page, Director

/s/ Michael Ryan, Chief Executive Officer

/s/ Karen Fisher, Principal Financial and Chief Accounting Officer

GILMAN CIOCIA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Part II Financial Information:

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of June 30, 2010 and June 30, 2009	F-3

Consolidated Statements of Operations for the fiscal years ended June 30, 2010 and June 30, 2009	F-4

Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2010 and June 30, 2009	F-5

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2010 and June 30, 2009	F-6

Notes to Consolidated Financial Statements	F-8

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Gilman Ciocia, Inc.
Poughkeepsie, New York

We have audited the accompanying consolidated balance sheets of Gilman Ciocia, Inc. and subsidiaries as of June 30, 2010 and 2009 and the related consolidated statements of operations, shareholders' equity and cash flows for the fiscal years ended June 30, 2010 and 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gilman Ciocia, Inc. and its subsidiaries at June 30, 2010 and 2009 and the results of its operations and its cash flows for the fiscal years ended June 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States.

/s/ Sherb & Co., LLP
Certified Public Accountants

New York, New York
October 13, 2010

GILMAN CIOCIA, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2010	June 30, 2009
Assets

Cash & Cash Equivalents	$1,118	$719
Marketable Securities	5	17
Trade Accounts Receivable, Net	2,421	2,269
Receivables From Employees, Net	1,288	881
Prepaid Expenses	285	387
Other Current Assets	209	165
Total Current Assets	5,326	4,438

Property and Equipment (less accumulated depreciation
of $6,593 in 2010 and $6,112 in 2009)	1,304	1,698
Goodwill	4,116	4,029
Intangible Assets (less accumulated amortization of $7,603
in 2010 and $6,892 in 2009)	4,542	4,714
Other Assets	447	469
Total Assets	$15,735	$15,348

Liabilities and Shareholders' Equity

Accounts Payable ($4 and $8 are valued at fair value at June 30, 2010
and 2009, respectively)	$1,589	$2,327
Accrued Expenses	1,734	1,472
Commissions Payable	2,934	2,261
Current Portion of Notes Payable and Capital Leases	538	427
Deferred Income	88	110
Due to Related Parties	49	1,252
Total Current Liabilities	6,932	7,849

Long Term Portion of Notes Payable and Capital Leases	2,957	1,098
Long Term Portion of Related Party Notes	1,385	526
Other Long Term Liabilities	250	80
Total Liabilities	11,524	9,553

Shareholders' Equity

Preferred Stock, $0.001 par value; 100 shares authorized; none issued	-	-
Common Stock, $0.01 par value 500,000 shares authorized; 96,287
and 95,869 shares issued at June 30, 2010 and 2009, respectively	963	959
Additional Paid in Capital	36,487	36,435
Accumulated Deficit	(33,239)	(31,599)
Total Shareholders' Equity	4,211	5,795
Total Liabilities & Shareholders' Equity	$15,735	$15,348

See accompanying Notes to Consolidated Financial Statements

GILMAN CIOCIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Fiscal Years Ended June 30,
	2010	2009
Revenues
Financial Planning Services	$35,956	$34,175
Tax Preparation and Accounting Fees	7,344	7,410
Total Revenues	43,300	41,585

Operating Expenses
Commissions	24,102	22,682
Salaries and Benefits	8,713	8,729
General & Administrative	5,071	4,780
Advertising	1,314	1,570
Brokerage Fees & Licenses	1,360	1,441
Rent	2,752	2,782
Depreciation & Amortization	1,192	1,138
Total Operating Expenses	44,504	43,122

Loss Before Other Income and Expenses	(1,204)	(1,537)
Other Income/(Expenses)
Interest and Investment Income	17	19
Interest Expense	(485)	(355)
Other Income, Net	32	76
Total Other Income/(Expense)	(436)	(260)

Loss Before Income Taxes	(1,640)	(1,797)
Income Tax Expense	-	-
Net Loss	$(1,640)	$(1,797)

Weighted Average Number of Common
Shares Outstanding:
Basic and Diluted Shares	96,202	95,187
Basic and Diluted Net Loss Per Share:
Net Loss per Common Share	$(0.02)	$(0.02)

See accompanying Notes to Consolidated Financial Statements

GILMAN CIOCIA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

			Additional		Total
	Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2008	93,619	$936	$36,288	$(29,802)	$7,422

Net loss	-	-	-	(1,797)	(1,797)
Issuance of stock in connection with Private Offering	1,000	10	90	-	100
Issuance of stock in connection with Public stock offering	700	7	63	-	70
Issuance of stock in connection with consulting services	250	3	12	-	15
Issuance of stock in connection with director compensation	300	3	5	-	8
Public stock offering closing costs	-	-	(23)	-	(23)

Balance, June 30, 2009	95,869	959	36,435	(31,599)	5,795

Net loss	-	-	-	(1,640)	(1,640)
Cancellation of Shares	(82)	(1)	(5)	-	(6)
Issuance of stock in connection with director compensation and other	500	5	57	-	62

Balance, June 30, 2010	96,287	$963	$36,487	$(33,239)	$4,211

See accompanying Notes to Consolidated Financial Statements

GILMAN CIOCIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended June 30,
	2010	2009
Cash Flows From Operating Activities:
Net Loss	$(1,640)	$(1,797)

Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	1,192	1,138
Issuance of common stock for stock-based compensation and other	62	23
Allowance for doubtful accounts	99	182
Gain on fair value recognition on accounts payable	(17)	(33)

Changes in assets and liabilities:
Accounts receivable	(215)	373
Prepaid and other current assets	(123)	510
Change in marketable securities	13	18
Other assets	-	38
Accounts payable and accrued expenses	355	(427)
Deferred income	(22)	93
Net cash provided by/(used in) operating activities:	(296)	118

Cash Flows From Investing Activities:
Capital expenditures	(83)	(289)
Cash paid for acquisitions, net of cash acquired and debt incurred	(519)	(669)
Receivables from employees	(340)	(199)
Due from office sales	15	27
Net cash used in investing activities:	(927)	(1,130)

Cash Flows From Financing Activities:
Proceeds from other loans	467	165
Proceeds from notes payable	2,217	745
Proceeds from capital stock issuance	-	170
Proceeds from related parties	478	520
Payments related to stock offering costs	-	(23)
Payments of bank loans and other loans	(718)	(1,045)
Payments to related parties	(822)	(174)
Net cash provided by financing activities:	1,622	358

Net change in cash and cash equivalents	399	(654)
Cash and cash equivalents at beginning of fiscal year	719	1,373
Cash and cash equivalents at end of fiscal year	$1,118	$719

See accompanying Notes to Consolidated Financial Statements and supplemental disclosures to Consolidated Statements of Cash Flows.

GILMAN CIOCIA, INC.
SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended June 30,
	2010	2009
Cash Flow Information
Cash payments during the year for
Interest	$396	$346

Supplemental Disclosure of Non-Cash Transactions
Issuance of common stock for services, interest
and other	$30	$23
Equipment acquired under capital leases	$4	$231
Fair value recognition on legacy accounts payable	$(17)	$(14)

GILMAN CIOCIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2010 AND 2009

1. ORGANIZATION AND NATURE OF BUSINESS

Gilman Ciocia, Inc. (together with its wholly owned subsidiaries, “we”, “us”, “our” or the “Company”) was founded in 1981 and is incorporated under the laws of the State of Delaware.  We provide federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets, accounting services to small and midsize companies and financial planning services, including securities brokerage, investment management services, insurance and financing services.  As of June 30, 2010, we had 27 company-owned offices operating in three states (New York, New Jersey, and Florida) and 42 independently operated offices providing financial planning services in 11 states.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The Consolidated Financial Statements include the accounts of the Company and all wholly owned subsidiaries from their respective dates of acquisition. All significant inter-company transactions and balances have been eliminated.

Reclassifications

Where appropriate, prior years financial statements reflect reclassifications to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Furthermore, the Company, including our wholly owned subsidiary Prime Capital Services, Inc. ("PCS"), has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with PCS. In addition, under the PCS registered representatives contract, each registered representative has indemnified us for these claims. We have established liabilities for potential losses from such complaints, legal actions, government investigations and proceedings. In establishing these liabilities, our management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect our estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. As of June 30, 2010, we accrued approximately $0.1 million for these matters. A majority of these claims are covered by our errors and omissions insurance policy. While we will vigorously defend ourselves in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include investments in money market funds and are stated at cost, which approximates market value. Cash at times may exceed FDIC insurable limits.

Marketable Securities

Our short-term investments consist of trading securities and are stated at quoted market values, with unrealized gains and losses reported as investment income in earnings. During the fiscal years ended June 30, 2010 and 2009 we recorded unrealized gains/(losses) from trading securities which we deemed immaterial.  All such gains and losses are calculated on the basis of the specific-identification method. During the fiscal year ended June 30, 2010, we recognized $1.2 million in realized gains. Interest earned is included in other income/(expense). The original cost included in the carrying value of marketable securities at June 30, 2010 is $5.4 thousand.

Securities sold, but not yet purchased, are stated at quoted market values with unrealized gains and losses reflected in the statements of operations. Subsequent market fluctuations of securities sold, but not yet purchased, may require purchasing the securities at prices that may differ from the market values reflected in the accompanying balance sheets. There was no liability attributable to securities sold short, but not yet purchased, as of June 30, 2010.

Trade Accounts Receivable, Net

Our accounts receivable consist primarily of amounts due related to financial planning commissions and tax preparation and accounting services performed. We record an allowance for doubtful accounts based on management’s estimate of collectibility of such trade and notes receivables outstanding.  The allowance for doubtful accounts represents an amount considered by management to be adequate to cover potential losses, if any.  The recorded allowance was $0.2 million at June 30, 2010 and $0.3 million at June 30, 2009. Bad debt expense was $0.1 million for the fiscal year ended June 30, 2010 and $0.2 million for the fiscal year ended June 30, 2009, and is included in general and administrative expense in the statements of operations.

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

Goodwill and Intangible Assets

Goodwill and other intangibles, net relates to our acquisitions accounted for under the purchase method. Intangible assets include covenants not to compete, customer lists, goodwill, independent contractor agreements and other identifiable intangible assets. Goodwill represents acquisition costs in excess of the fair value of net tangible and identifiable intangible assets acquired.  Goodwill and certain indefinite-lived intangibles are tested for impairment at least annually, unless circumstances dictate otherwise. This testing requires the comparison of carrying values to fair value and, when appropriate, requires the reduction of the carrying value of impaired assets to their fair value.  Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. Amortization of finite lived intangible assets is calculated on a straight-line basis over the following lives:

Customer Lists	5-20	years
Broker-Dealer Registration	20	years
Non-Compete Contracts	2-5	years
House Accounts	15	years
Administrative Infrastructure	7	years
Independent Contractor Agreements	15	years

Website Development and Internal Use Software Costs

Prior to our fiscal year ended June 30, 2008, we capitalized costs incurred in the application development stage related to the development of our website and our internal use software in the amount of $0.6 million.  During the fiscal year ended June 30, 2010 we incurred no costs in the application development stage related to the development of our website and our internal use of software.  During the fiscal year ended June 30, 2009 we capitalized costs incurred in the application development stage related to the development of our website and our internal use software in the amount of $20.0 thousand.  Amortization expense is computed on a straight-line basis over a period of two to five years, the expected useful life, and amounted to approximately $75.3 thousand and $79.5 thousand for the years ended June 30, 2010 and 2009.

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

Advertising Expense

The costs to develop direct-mail advertising are accumulated and expensed upon the first mailing of such advertising. The costs to develop tax season programs and associated printing and paper costs are deferred in the first and second fiscal quarters and expensed in the third fiscal quarter upon the first use of such advertisements in the advertising programs.  Other advertising fees associated with tax season are expensed as incurred.  Advertising expense was $1.3 million and $1.6 million for the years ended June 30, 2010 and 2009, respectively.

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

Stock-based Compensation

The fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards.  The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.  In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  In estimating our forfeiture rate, we analyzed our historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding.  If our actual forfeiture rate is materially different from our estimate, or if we reevaluate the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.  For the fiscal years ended June 30, 2010 and June 30, 2009 there was a $32.2 thousand and $8.0 thousand charge to earnings related to stock-option awards, respectively.  See Note 13 for a discussion of stock-based compensation.

Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed using the weighted average number of common shares outstanding during each period.  Options to purchase 2,620,938 common shares at an average price of $0.19 per share were outstanding during fiscal 2010 and options to purchase 2,175,800 common shares at an average price of $0.20 per share were outstanding during fiscal 2009.  These options to purchase common shares were not included in the computations of diluted earnings per share because to do so would be anti-dilutive.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and debt, approximated fair value as of June 30, 2010, because of the relatively short-term maturity of these instruments and their market interest rates.

Business Combinations

In December 2007, the Financial Accounting Standards Board (“FASB”) amended its guidance on business combinations.  The new accounting guidance supersedes or amends other authoritative literature although it retains the fundamental requirements that the acquisition method of accounting (previously referred to as “purchase method”) be used for all business combinations and that an acquirer be identified for each business combination.  The new guidance also establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in an acquiree; (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination.  The new guidance also requires the acquirer to expense, as incurred, costs relating to any acquisitions.  This new accounting guidance issued by the FASB on business combinations was effective for us July 1, 2009.  During fiscal 2010 we entered into two asset purchase agreements which include contingent consideration based upon gross revenue generated in future periods.  At the time of acquisition we recognized a liability of $0.3 million representing anticipated future contingency payments.  See Note 3.

Prior to the accounting guidance issued by the FASB on business combinations which was effective for us July 1, 2009,  we entered into two asset purchase agreements during fiscal 2009 and four asset purchase agreements during fiscal 2008 which include contingent consideration based upon gross revenue generated in future periods.  No liability will be recorded until the contingency is determined beyond a reasonable doubt.  Based on an estimate of these future revenues, we expect we will have a contingent liability of $0.6 million, subject to change based on actual future revenues earned.

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

In December 2007, the FASB amended its guidance on business combinations.  The new accounting guidance supersedes or amends other authoritative literature although it retains the fundamental requirements that the acquisition method of accounting (previously referred to as “purchase method”) be used for all business combinations and that an acquirer be identified for each business combination.  The new guidance also establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in an acquiree; (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination.  The new guidance also requires the acquirer to expense, as incurred, costs relating to any acquisitions.  In April 2009, the FASB amended its guidance further by amending and clarifying the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies.  This new accounting guidance issued by the FASB on business combinations was effective for us July 1, 2009 and resulted in our recording a liability contingent upon future earnings generated by the acquisitions made during the three months ended March 31, 2010.  When new information about the possible outcome of the contingency is obtained and it results in our estimates of future earnings being lower than originally anticipated we are required to recognize additional expense at that time.   If our estimates of such future earnings are higher than anticipated we cannot recognize a gain until which time the contingency is resolved.

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

3. ACQUISITIONS

Tax Practices
During fiscal 2010, we entered into asset purchase agreements to purchase two tax preparation, accounting and financial planning businesses.  In each case, the purchase price is equal to a percentage of gross revenue generated from the preparation of tax returns, accounting services and financial planning revenues from clients generated during a five year period.  Commencing on March 31, 2010 and each 90-day period thereafter, we will pay the sellers an installment payment based on a percentage of gross revenues generated during a five year period after the closing dates less all prior payments received.  In accordance with the FASB’s amended guidance on business combinations we recorded a liability of $0.3 million representing the future contingency payments described above.  These anticipated payments have been discounted at a per annum rate of 10%.  The final anticipated payments are subject to change based on the actual gross revenues generated from these acquisitions.

During fiscal 2009 and 2008, we entered into asset purchase agreements to purchase six tax preparation, accounting and financial planning businesses. In each case, the purchase price is equal to a percentage of gross revenue generated from the preparation of tax returns, accounting services and financial planning revenues from clients generated during a one to five year period.  Commencing on the first quarter end after the acquisition date and each 90-day period thereafter, we will pay the sellers an installment payment based on a percentage of gross revenues generated during a one to five year period after the closing dates less all prior payments received.   Payments made as of June 30, 2010 totaled $1.6 million in the aggregate.  No liability will be recorded until the contingency is determinable beyond a reasonable doubt.  Based on an estimate of these future revenues, we expect we will have a contingent liability of $0.6 million, subject to change based on actual future revenues earned.

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

Financial Planners
During fiscal 2010 and 2009, we entered into several financial planner employment agreements.  As part of the agreements we provided total loans to these financial planners in the amount of $0.2 million in each of fiscal 2010 and 2009.  Consistent with industry practice, some of these loans will be forgiven if the financial planner meets certain predetermined production targets and/or length of service commitments.

4. BUSINESS COMBINATIONS AND SOLD OFFICES

On February 1, 2008 we sold one of our tax preparation and financial planning offices for $0.2 million.  We received a promissory note for the entire amount to be financed over 60 months.  This note is non-interesting bearing and has been recorded with a 7.0% discount rate.  The balance of the note at June 30, 2010 is approximately $0.2 million.  On August 1, 2010 we entered into an asset purchase agreement for this same office.  The purchase price is made up of the forgiveness of the balance of the current promissory note and payments equal to those previously paid by the seller.  These payments are based on a percentage of gross commissions earned by the seller.

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

Receivables from employees and independent registered representatives consist of the following:

	As of June 30,
(in thousands)	2010	2009
Demand loans from employees and independent registered representatives	$2,276	$1,853
Less: Allowance	(988)	(972)
Total	$1,288	$881

6. PROPERTY AND EQUIPMENT, NET

Major classes of property and equipment consist of the following:

	As of June 30,
(in thousands)	2010	2009
Equipment	$3,819	$3,791
Furniture and Fixtures	1,603	1,590
Leasehold Improvements	1,823	1,777
Software	652	652
Property and Equipment at Cost	7,897	7,810
Less: Accumulated Depreciation and Amortization	(6,593)	(6,112)
Property and Equipment, Net	$1,304	$1,698

Property and equipment under capitalized leases was $2.9 million at June 30, 2010 and at June 30, 2009. Accumulated amortization related to capitalized leases was $2.6 million at June 30, 2010 and $2.4 million at June 30, 2009.  Depreciation expense for property and equipment was $0.5 million for both fiscal years ended June 30, 2010 and 2009.

7. GOODWILL

Goodwill included on the balance sheets was $4.1 million at June 30, 2010 and $4.0 million at June 30, 2009.  Our goodwill at June 30, 2010 consists mostly of goodwill related to the acquisitions of PCS, Prime Financial Services, Inc. ("PFS") and Asset and Financial Planning, Ltd. (“AFP”) completed during or prior to the fiscal year ended June 30, 1999, which was accounted for under the purchase method.

The impairment testing for goodwill, which has an indefinite life, was performed during the fourth quarter of fiscal 2010 and 2009 using future discounted cash flows and a market value approach and it was determined that no adjustment to goodwill was required in fiscal 2010 and 2009.

A reconciliation of the change in the carrying value of goodwill for the fiscal years ended June 30, 2010 and 2009 is as follows (in thousands):

Balance at June 30, 2008	$3,954
Adjustment to Purchasing accounting (1)	75
Balance at June 30, 2009	4,029
Adjustment to Purchasing accounting (1)	87
Balance at June 30, 2010	$4,116

(1) During fiscal 2008 and 2009, we purchased six tax preparation and accounting practices.  Initial purchase prices are adjusted based on contingency payments made subsequent to the original purchase date.  See Note 3 on Acquisitions.

8. INTANGIBLE ASSETS

During the fiscal years ended June 30, 2010 and 2009, we acquired aggregate intangible assets valued at $0.5 million and $0.6 million, respectively, in connection with acquisitions which are accounted for under the purchase method.

Intangible assets consist of the following:

	As of June 30,
(in thousands)	2010	2009
Customer Lists	$7,066	$6,543
Broker-Dealer Registration	100	100
Non-Compete Contracts	779	763
House Accounts	600	600
Administrative Infrastructure	500	500
Independent Contractor Agreements	3,100	3,100
Intangible Assets at Cost	12,145	11,606
Less: Accumulated Amortization	(7,603)	(6,892)
Intangible Assets, Net	$4,542	$4,714

Amortization expense for the fiscal years ended June 30, 2010 and 2009 was computed on a straight-line basis over periods of two to 20 years, and amounted to $0.7 million for each fiscal year.  Annual amortization expense will be approximately $0.7 million for each of the next four years and $0.6 million for year five.

As required, we performed the fair value impairment tests during the fiscal years ended June 30, 2010 and 2009.  Fair value was determined based on recent comparable sales transactions and future cash flow projections. As a result, we recognized no impairment loss in fiscal 2010 and 2009.

9. FAIR VALUE MEASUREMENTS

We adopted the fair value guidelines issued by the FASB on July 1, 2007, the first day of our fiscal year 2008.  The guidelines defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute.

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

We have significant legacy accounts payable balances that are at least four years old and that we believe will never require a financial payment for a variety of reasons.  Accordingly, we opted to use the cost approach as our valuation technique to measure the fair value of our legacy accounts payable.  Based on historical payouts we have established an estimate of fifteen cents on the dollar on these legacy balances that we would potentially pay out.  The income recorded during fiscal 2010 and fiscal 2009 was $16.6 thousand and $14.0 thousand, respectively and is recorded in other income, net on our Consolidated Statement of Operations.

The following table sets forth the liabilities as of June 30, 2010 which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.  As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

Quoted Prices in Active
(in thousands)	Total Fair Value	Markets for Identical	Significant Unobservable
Description	of Liability	Assets (Level 1)	Inputs (Level 3)
Marketable securities	$ 5	$ 5	$ -
Accounts payable greater than 4 years old	$ 4	$ -	$ 4

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

10. ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of June 30,
(in thousands)	2010	2009
Accrued compensation	$284	$251
Accrued bonus	108	58
Accrued related party compensation and bonus	62	146
Accrued vacation	157	127
Accrued settlement fees	616	380
Accrued audit fees & tax fees	196	163
Accrued interest	110	23
Accrued other	163	278
Accrued acquisition	38	46
Total Accrued Expenses	$1,734	$1,472

11. DEBT AND CAPITAL LEASE OBLIGATIONS

	As of June 30,
(in thousands)	2010	2009
Private Offering Notes (a)	$2,902	$745
Note Payable for Insurance (b)	21	88
Capitalized Lease Obligations (c)	572	692
Total	3,495	1,525
Less: Current Portion	(538)	(427)
Total	$2,957	$1,098

(a) On October 31, 2008 we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “Offering”).  The Offering was amended on December 8, 2008, September 3, 2009, December 16, 2009 and February 11, 2010.  The securities offered for sale in the Offering, as amended are:  $3.8 million of notes with interest at 10% (the “Notes”) and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).  As of June 30, 2010, $3.7 million of the Notes are outstanding and due July 1, 2011, $0.1 million are outstanding and due July 1, 2010 and $0.1 million, or 1.0 million shares, of our common stock were issued pursuant to the Offering.

On January 27, 2009, Carole Enisman, Executive Vice President of Operations purchased a $0.2 million Note of the $3.8 million of Notes.  On November 24, 2009 Ms. Enisman purchased an additional $40.0 thousand Note and Michael Ryan, President and Chief Executive Officer purchased a $38.0 thousand Note of the $3.8 million Notes.  The Notes with Ms. Enisman were amended on March 2, 2010 extending the due date to July 1, 2011.  The Note with Mr. Ryan was amended on April 19, 2010 extending the due date to July 1, 2011.  On December 3, 2008 and August 19, 2009, three trusts, of which James Ciocia, Chairman of the Board is a trustee, purchased an aggregate of $0.6 million of Notes of the $3.8 million of the Notes.  The Notes with the three trusts were amended on April 19, 2010 extending the due date to July 1, 2011.  The Carole Enisman, Michael Ryan and James Ciocia as trustee purchases are included in related party debt.

(b) We have historically financed our insurance premiums over a short-term period of time.

(c) We are the lessee of certain equipment and leasehold improvements under capital leases expiring through 2014. The assets and liabilities under capital leases are carried at the lower of the present value of minimum lease payments or the fair market value of the asset. The assets are depreciated over the shorter of their estimated useful lives or their respective lease terms. Depreciation of assets under capital leases is included in depreciation expense.

Minimum future lease payments under capital leases as of June 30, 2010 are as follows:

(in thousands) For Fiscal Years Ended	Minimum Future Lease Payments
2011	579
2012	80
2013	36
2014	11
Total	706
Less amount representing finance charge	(134)
Present value of net minimum lease payments	$572

Capital equipment leases have the lease rate factor (finance charge) built into the monthly installment and range from 6.3% to 36.8%.

Debt Maturities

The stated maturities of all long-term debt, including capital lease obligations due after June 30, 2010 are as follows:

(in thousands)
For Fiscal Years Ended	Matures
2011	$538
2012	2,923
2013	27
2014	7
$3,495

Note: This Debt Maturities schedule reflects the contractual payment terms of the debt maturities.

12. COMMITMENTS AND CONTINGENCIES

Leases

We are obligated under various non-cancelable lease agreements for the rental of office space through fiscal 2017. The lease agreements for office space contain escalation clauses based principally upon real estate taxes, building maintenance and utility costs.

The following is a schedule by fiscal year of future minimum rental payments required under operating leases as of June 30, 2010:

(in thousands) For Fiscal Years Ended	Minimum Rental Payments
2011	$2,332
2012	1,902
2013	1,491
2014	756
2015	580
Thereafter	314
Total	$7,375

Rent expense from operations for both fiscal years ended June 30, 2010 and 2009 was $2.8 million.

Professional Liability or Malpractice Insurance

We maintain an "Errors and Omissions" insurance policy for our securities business. Although we believe we comply with all applicable laws and regulations in all material respects, no assurance can be given that we will not be subject to professional liability or malpractice suits.

Contingent Consideration

We entered into several asset purchase agreements, which include contingent consideration based upon gross revenue generated in future periods.  For those asset purchase agreements made prior to July 1, 2009, no liability will be recorded until the contingency is determinable beyond a reasonable doubt.  See Note 3 for a discussion of acquisitions.

Clearing Agreements

We are party to clearing agreements with unaffiliated correspondent brokers, which in relevant part state that we will assume customer obligations in the event of a default. At June 30, 2010, the clearinghouse brokers held approximately $0.2 million of cash as a deposit requirement, which is included in current assets on the balance sheet at June 30, 2010 as a reduction to amounts due to such brokers.

Net Capital Requirements

PCS is subject to the SEC's Uniform Net Capital Rule 15c 3-1, which requires that PCS maintain minimum regulatory net capital of $0.1 million and, in addition, that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed the greater of 15 to 1. As of June 30, 2010, we were in compliance with these regulations.

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

Hearings were held before an Administrative Law Judge commencing on December 1, 2009 and ending January 15, 2010.  On March 16, 2010, the SEC approved the Offer of Settlement by the Company and PCS regarding the Instituting Order (the “Settlement”).  The SEC executed an Order Making Findings and Imposing Remedial Sanctions Pursuant to Section 8A of the Securities Act, Sections 15(b) and 21(c) of the Securities Exchange Act, and Section 203(f) of the Investment Advisers Act of 1940 as to the Company and PCS (the “Settlement Order”).

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

PCS agreed to pay disgorgement of $97,389 and prejudgment interest of $46,874, for a total payment of $144,263 within twenty (20) days from the issuance of the Settlement Order, which was paid on March 29, 2010.  The Company agreed to pay civil penalties of $450,000 and disgorgement of $1.00.  Payment of the civil penalties by the Company shall be made in the following installments:  $53,824 was to be paid within twenty (20) days of the issuance of the Settlement Order and was paid on March 29, 2010; $198,088 was to be paid within 180 days from the issuance of the Settlement Order; and $198,088 is to be paid within 364 days from the issuance of the Settlement Order, with post-judgment interest due on the second and third installments.  $100,000 of the second installment was paid on September 15, 2010 with the balance of $98,088 paid on October 12, 2010.  The late payment has resulted in the SEC accelerating the third installment, which has not yet been paid.

On June 25, 2010, the Administrative Law Judge issued an Initial Decision concerning Ryan, Rudden and the Representatives.  The Administrative Law Judge ordered that Ryan and Rudden each pay a civil money penalty of $65,000. In addition, the Administrative Law Judge ordered that Ryan and Rudden are prohibited from serving in a supervisory capacity with any broker, dealer, or investment adviser with the right to reapply after one year.  On August 11, 2010, our Board of Directors adopted a resolution agreeing to indemnify Ryan and Rudden for the $65,000 civil money penalties.

The Administrative Law Judge ordered that the Representatives disgorge commissions earned and pay civil money penalties.  In addition, the Administrative Law Judge ordered that each of the Representatives is barred from association with any broker, dealer, or investment adviser.   The Representatives have filed an appeal of the Initial Decision staying their sanctions pending the appeal.

The Initial Decision became effective on August 5, 2010.

The Company and PCS are defendants and respondents in lawsuits and FINRA arbitrations in the ordinary course of business.  As such, we have established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, our management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of the losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect our estimate of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter.  Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. We accrued $0.2 million as a reserve for potential settlements, judgments and awards at June 30, 2010.  PCS has errors and omissions coverage that will cover a portion of such matters. In addition, under the PCS registered representatives contract, each registered representative is responsible for covering awards, settlements and costs in connection with these claims. While we will vigorously defend our self in these matters and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

On February 4, 2004, we were served with a Summons and a Shareholder’s Class Action and Derivative Complaint with the following caption:  “Gary Kosseff, Plaintiff, against James Ciocia, Thomas Povinelli, Michael Ryan, Kathryn Travis, Seth A. Akabas, Louis P. Karol, Edward Cohen, Steven Gilbert and Doreen Biebusch, Defendants and Gilman & Ciocia, Inc., Nominal Defendant”.  The nature of the action is that the Company, our board of directors and our management, breached their fiduciary duty of loyalty in connection with the sale of certain of the Company’s offices.  The action was filed in the Court of Chancery of the State of Delaware in and for New Castle County under Civil Action No. 188-N.  The case was scheduled for trial on June 4, 2007.  The trial was postponed without a new date pending settlement negotiations.  On February 15, 2008, a written Settlement Agreement was executed settling the lawsuit, subject to approval by the Court of Chancery.   At a hearing on September 22, 2008, the Court of Chancery of the State of Delaware approved the Settlement Agreement and reserved decision on setting an award of attorney’s fees and expenses for plaintiff’s counsel.  On October 31, 2008 Master in Chancery Sam Glasscock III issued a Master’s Final Report awarding the plaintiff’s attorney’s fees in the amount of $1.2 million together with out-of-pocket costs in the amount of $0.1 million.  We filed an exception contesting the Master’s Final Report with the Court of Chancery, which was denied.  The award of attorneys’ fees and out-of-pocket costs was then paid by our Executive Liability and Organization Reimbursement Policy with National Union Fire Insurance Company of Pittsburgh, PA, ending the lawsuit.

13. EQUITY COMPENSATION PLANS

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

On July 19, 2007 the shareholders approved the adoption of our 2007 Stock Incentive Plan (the “2007 Plan”).  Subject to anti-dilution adjustments as provided in the 2007 Plan, (i) the 2007 Plan provides for a total of 16.1 million shares of our common stock to be available for distribution pursuant to the 2007 Plan, and (ii) the maximum number of shares of our common stock with respect to which stock options, restricted stock, deferred stock, or other stock-based awards may be granted to any participant under the 2007 Plan during any calendar year or part of a year may not exceed 0.6 million shares.

During fiscal 2010, there was a $32.2 thousand charge to earnings related to stock-option awards, and during fiscal 2009 there was an $8.0 thousand charge to earnings related to stock-option awards.

The table below summarizes plan and non-plan stock option activity for the fiscal years ended June 30, 2010 and 2009:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding, June 30, 2008	80,000	$1.04
Granted	2,165,800	0.17
Exercised	-	-
Expired	(70,000)	0.33
Canceled	-	-
Outstanding, June 30, 2009	2,175,800	$0.20
Granted	499,998	0.15
Exercised	-	-
Expired	-	-
Canceled	(54,860)	0.18
Outstanding, June 30, 2010	2,620,938	$0.19

Exercisable June 30, 2009	10,000	$6.00
Exercisable June 30, 2010	434,460	$0.30

The weighted average fair value of options granted during the years ended June 30, 2010 and 2009 was $0.15 and $0.17, respectively.

Stock Option Price Schedule
As of June 30, 2010

		Weighted
		Average	Weighted	Number	Weighted
	Number of	Remaining	Average	Exercisable	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Price	Outstanding	Life (Years)	Price	Outstanding	Price
$0.01-$2.50	2,610,938	8	$ 0.17	424,460	$ 0.17
$5.01-$7.50	10,000	1	$ 6.00	10,000	$ 6.00
	2,620,938	8	$ 0.19	434,460	$ 0.30

The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

	2010	2009
Expected Life (Years)	8	9
Risk Free Interest Rate	2.31%	3.79%
Volatility	187.23%	209.05%
Dividend Yield	0.00%	0.00%

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

14. EMPLOYEE BENEFIT PLAN

We maintain a 401(k) plan for the benefit of our eligible employees. We have not made any discretionary annual matching contributions.

15. RELATED PARTY DEBT AND TRANSACTIONS

	As of June 30,
(in thousands)	2010	2009

Prime Partners Note (a) (c)	$582	$739
Trust Note (b) (c) (d)	-	470
Ciocia as Trustee Note (e)	600	300
Enisman/Ryan Note (f)	248	170
Finkelstein Note (g)	-	50
Other Officer’s Notes	4	49
Total	1,434	1,778
Less: Current Portion	(49)	(1,252)
Total	$1,385	$526

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

(c) As of September 1, 2008, Prime Partners assigned $0.5 million from the $1.0 Million Note to the Trust in payment of the Old Note.  As of September 1, 2008, we entered into a new $0.5 million promissory note with Prime Partners at 10% interest to be paid in arrears through the end of the previous month on the 15th day of each month commencing on October 15, 2008 and principal due on or before July 1, 2009 (the “New Prime Partners Note”).  The New Prime Partners Note was amended as of June 30, 2009 to extend the due date of principal to July 1, 2010.  The New Prime Partners Note was again amended as of May 5, 2010 to extend the due date of principal to July 1, 2011.  The New Prime Partners Note was again amended as of August 1, 2010 to provide for 42 monthly payments of $15,007.91 comprised of principal and interest at 10% on the 15th day of each month commencing on August 15, 2010 and ending on January 15, 2014.  Up to and including June 30, 2011, in the event that we determine that we cannot make a payment on the monthly due date, we may defer the payment by sending written notice to Prime Partners.  Any payment so deferred, shall be paid by adding each such deferred payment to the 42 month amortization schedule as an increased monthly payment commencing on August 15, 2011.  In the event that we are in default on any of the promissory notes issued in our Regulation D Private Placement, within 30 days from written notice by us, Prime Partners shall repay to us all principal payments requested in the notice.  This repayment obligation is secured by Prime Partner’s execution of a collateral assignment of a promissory note owed by Daniel R. Levy to Prime Partners dated January 23, 2004 in the original principal amount of $0.9 million and with a present outstanding principal balance of $0.4 million.  There shall be no fees owed by us to Prime Partners for any late payments and no acceleration of the Prime Partners Note as a result of any late payments.

(d) As of September 1, 2008, we entered into a new $0.5 million promissory note with the Trust (the “New Trust Note”).  The New Trust Note was amended on January 30, 2009.  The New Trust Note provided for 10% interest to be paid in arrears through the end of the previous month on the 15th day of each month commencing on October 15, 2008.   The principal of the New Trust Note was to be paid to the Trust as follows:  $117.5 thousand on March 31, 2009, April 30, 2009, May 31, 2009 and June 30, 2009.  On May 8, 2009 the New Trust Note was amended to extend the full principal payment of $0.5 million to June 30, 2009.  The New Trust Note was again amended as of September 25, 2009 to extend the due dates of principal to be paid as follows: $120.0 thousand due on March 1, 2010 and $175.0 thousand due on April 1, 2010 and April 15, 2010.  On November 30, 2009 the New Trust Note was again amended, increasing the principal by $0.1 million to $0.6 million.  The additional $0.1 million was payable on demand by the Trust.  On April 15, 2010, the $0.6 million New Trust Note was paid in full.

(e) On December 3, 2008, three trusts of which James Ciocia is a trustee, purchased an aggregate of $0.3 million of the Notes issued pursuant to the Offering in reliance upon the exemption from registration in Rule 506 of Regulation D.  On August 19, 2009, these trusts purchased an additional $0.3 million of the Notes.  The Notes with the three trusts were amended on April 19, 2010 extending the due date to July 1, 2011.  See Note 11.

(f) On January 27, 2009, Carole Enisman, Executive Vice President of Operations purchased a $0.2 million Note of the $3.8 million of Notes.  On November 24, 2009 Ms. Enisman purchased an additional $40.0 thousand Note and Michael Ryan, President and Chief Executive Officer purchased a $38.0 thousand Note of the $3.8 million Notes.  The Notes with Ms. Enisman were amended on March 2, 2010 extending the due date to July 1, 2011.  The Note with Mr. Ryan was amended on April 19, 2010 extending the due date to July 1, 2011.  On See Note 11.

(g) On November 28, 2008 we issued a promissory note in the amount of $50.0 thousand to Ted Finkelstein, our Vice President, General Counsel and Secretary.  The note provides for 10.0% interest to be paid monthly with the principal balance to be paid before June 30, 2009.  The promissory note was amended as of June 30, 2009 to extend the due date of principal to May 1, 2010.  On May 4, 2010 the $50.0 thousand Finkelstein Note was paid in full.

Other Related Party Transactions

James Ciocia, our Chairman of the Board of Directors and a financial planner for the Company, receives commissions based on a variable percentage of his own business production and under which he received an aggregate of $0.5 million and $0.4 million in fiscal 2010 and 2009, respectively.

On October 30, 2008 Michael Ryan and Carole Enisman each purchased 250,000 Shares of our common stock at $0.10 per Share pursuant to the Offering in reliance upon the exemption afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D.  See Note 11.

16. TAXES ON INCOME

For fiscal years ended June 30, 2010 and June 30, 2009 there was no income taxes recorded in the Consolidated Financial Statements.

A valuation allowance has been established against the deferred tax assets as of June 30, 2010 and June 30, 2009.

Our net operating loss carry forwards (“NOL”) of $21.0 million at June 30, 2010 expire generally from 2022 to 2030.  The ability to utilize net operating loss carryovers may be restricted based on Internal Revenue Code Section 382 “changes in ownership.”

A reconciliation of the federal statutory rate to the provision for income taxes is as follows:

	For Fiscal Years Ended June 30,
(in thousands)	2010		2009

Pre-tax income (loss) from Continuing operations	$(1,640)		$(1,797)
Federal income taxes/(benefit)
computed at statutory rates	(574)	35.0%	(629)	35.0%
State and local taxes/(benefit)
net of federal tax benefit	-	-	-	-
Accrual for non-deductible expense	112	(6.8)	88	(4.9)
Valuation reserve	462	(28.2)	541	(30.1)
Total income tax expense provision	$-	-%	$-	-%

Net deferred assets were comprised of the following:

	As of June 30,
(in thousands)	2010	2009
Net operating loss carry forward	$7,500	$6,600
Intangibles	1,100	1,400
Other, net	600	900
Total	9,200	8,900
Less Valuation reserve	(9,200)	(8,900)
Net	$-	$-

17. EQUITY TRANSACTIONS

On October 2, 2009 we issued in the aggregate $30.0 thousand in common stock, or 499,998 shares to certain of our Board of Directors in consideration for services as director compensation pursuant to our 2007 Stock Incentive Plan.

On October 31, 2008 we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “Offering”).  The Offering was amended on December 8, 2008, September 3, 2009, December 16, 2009 and February 11, 2010.  The securities offered for sale in the Offering, as amended are:  $3.8 million of notes with interest at 10% (the “Notes”) and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).  As of June 30, 2010, $3.7 million of the Notes are outstanding and due July 1, 2011, $0.1 million are outstanding and due July 1, 2010 and $0.1 million, or 1.0 million shares, of our common stock were issued pursuant to the Offering.

On November 14, 2008 we issued 250,000 shares to VFinance for consulting services rendered in reliance upon the exemption afforded by Rule 506 of Regulation D.

18. SUBSEQUENT EVENT

As part of the Settlement Order, we agreed to pay civil penalties $450,000 and disgorgement of $1.00.  Payment of the civil penalties by the Company shall be made in the following installments:  $53,824 was to be paid within twenty (20) days of the issuance of the Settlement Order and was paid on March 29, 2010; $198,088 was to be paid within 180 days from the issuance of the Settlement Order; and $198,088 is to be paid within 364 days from the issuance of the Settlement Order, with post-judgment interest due on the second and third installments.  $100,000 of the second installment was paid on September 15, 2010 with the balance of $98,088 paid on October 12, 2010.  The late payment has resulted in the SEC accelerating the third installment, which has not yet been paid.  See Note 12.

On June 25, 2010, the Administrative Law Judge issued an Initial Decision concerning Ryan, Rudden and the Representatives.  The Administrative Law Judge ordered that Ryan and Rudden each pay a civil money penalty of $65,000.  On August 11, 2010, our Board of Directors adopted a resolution agreeing to indemnify Ryan and Rudden for the $65,000 civil money penalties.  See Note 12.

The New Prime Partners Note in the amount of $0.5 million was amended as of May 5, 2010 to extend the due date of principal to July 1, 2011. The New Prime Partners Note was again amended as of August 1, 2010 to provide for 42 monthly payments of $15,007.91 comprised of principal and interest at 10% on the 15th day of each month commencing on August 15, 2010 and ending on January 15, 2014. See Note 15.