Form 10-Q
period 2010-09-30
GILMAN CIOCIA, INC.
filed 2010-11-19
CIK 914142

GILMAN CIOCIA INC - 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

---------------------------

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of November 17, 2010, 96,886,889 shares of the issuer's common stock, $0.01 par value, were outstanding.

GILMAN CIOCIA INC - 10-Q

GILMAN CIOCIA, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Period Ending September 30, 2010

GILMAN CIOCIA INC - 10-Q

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Such statements, including statements regarding our expectations about our ability to raise capital, our strategy to achieve our corporate objectives, including our strategy to pursue growth through acquisitions, to increase revenues through our registered representative recruiting program, our ability to be profitable, the cyclical nature of our business, our liquidity and our ability to fund and intentions for funding future operations, revenues, the outcome or effect of litigation, arbitration and regulatory investigations, the impact of certain accounting pronouncements, the effects of our cost-cutting measures and our intention to continue to closely control expenses, contingent liability associated with acquisitions, the impact of the current economic downturn, and others, are based upon current information, expectations, estimates and projections regarding us, the industries and markets in which we operate, and management's assumptions and beliefs relating thereto.  Words such as “will,” “plan,” “expect,” “remain,” “intend,” “estimate,” “approximate,” “believe” and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecasted in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by federal, state and local authorities and their impact on the lines of business in which we and our subsidiaries are involved; unforeseen compliance costs; changes in economic, political or regulatory environments; the impact of the ongoing economic downturn; changes in competition and the effects of such changes; our ability to raise additional capital and to service our debt and other financial obligations; the inability to implement our strategies; changes in management and management strategies; our inability to successfully design, create, modify and operate our computer systems and networks; and litigation and regulatory actions involving us.  Readers should take these factors, as well as those risks contained in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q into account in evaluating any such forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  The reader should, however, consult further disclosures we may make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

GILMAN CIOCIA INC - 10-Q

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GILMAN CIOCIA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	Unaudited
	September 30,	June 30,
	2010	2010 (1)
Assets

Cash & Cash Equivalents	$424	$1,118
Marketable Securities	2	5
Trade Accounts Receivable, Net	2,447	2,421
Receivables from Employees, Net	1,157	1,288
Prepaid Expenses	473	285
Other Current Assets	179	209
Total Current Assets	4,682	5,326

Property and Equipment (less accumulated depreciation of $6,695
at September 30, 2010 and $6,593 at June 30, 2010)	1,212	1,304
Goodwill	4,128	4,116
Intangible Assets (less accumulated amortization of $7,778 at
September 30, 2010 and $7,603 at June 30, 2010)	4,593	4,542
Other Assets	322	447
Total Assets	$14,937	$15,735

Liabilities and Shareholders' Equity

Accounts Payable ($3 and $4 are valued at fair value at
September 30, 2010 and June 30, 2010, respectively)	$2,047	$1,589
Accrued Expenses	1,757	1,734
Commission Payable	2,734	2,934
Current Portion of Notes Payable and Capital Leases	3,547	538
Deferred Income	98	88
Due to Related Parties	1,016	49
Total Current Liabilities	11,199	6,932

Long Term Portion of Notes Payable and Capital Leases	71	2,957
Long Term Portion of Related Party Notes	373	1,385
Other Long Term Liabilities	145	250
Total Liabilities	11,788	11,524

Shareholders' Equity

Preferred Stock, $0.001 par value; 100 shares authorized; none issued	-	-
Common Stock, $0.01 par value 500,000 shares authorized; 96,287 shares
issued at September 30, 2010 and June 30, 2010	963	963
Additional Paid in Capital	36,503	36,487
Accumulated Deficit	(34,317)	(33,239)
Total Shareholders' Equity	3,149	4,211
Total Liabilities and Shareholders' Equity	$14,937	$15,735

(1) Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements

GILMAN CIOCIA INC - 10-Q

GILMAN CIOCIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	For the Three Months Ended September 30,
	2010	2009
Revenues
Financial Planning Services	$8,902	$8,475
Tax Preparation and Accounting Fees	633	679
Total Revenues	9,535	9,154

Operating Expenses
Commissions	5,831	5,132
Salaries and Benefits	2,038	2,104
General and Administrative	1,129	1,158
Advertising	187	177
Brokerage Fees and Licenses	339	352
Rent	695	684
Depreciation and Amortization	277	311
Total Operating Expenses	10,496	9,918

Loss Before Other Income and Expenses	(961)	(764)
Other Income/(Expenses)
Interest and Investment Income	5	4
Interest Expense	(113)	(100)
Other Expense, Net	(8)	-
Total Other Income/(Expense)	(116)	(96)

Loss Before Income Taxes	(1,077)	(860)
Income Tax Expense	-	-
Net Loss	$(1,077)	$(860)

Weighted Average Number of Common
Shares Outstanding:
Basic and Diluted Shares	96,287	95,869

Basic and Diluted Net Loss Per Share:
Net Loss Per Common Share	$(0.01)	$(0.01)

See Notes to Unaudited Consolidated Financial Statements

GILMAN CIOCIA INC - 10-Q

GILMAN CIOCIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	For the Three Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(1,077)	$(860)

Adjustments to reconcile net loss to net cash provided
by/(used in) operating activities:
Depreciation and amortization	277	311
Issuance of common stock for stock-based compensation and other	15	5
Allowance for doubtful accounts	65	54
Gain on fair value recognition on accounts payable	(4)	-

Changes in assets and liabilities:
Accounts receivable	(81)	(556)
Prepaid and other current assets	(148)	(175)
Change in marketable securities	3	1
Other assets	(4)	4
Accounts payable and accrued expenses	180	943
Deferred income	10	(86)
Net cash used in operating activities:	(764)	(359)

Cash Flows from Investing Activities:
Capital expenditures	(9)	(19)
Cash paid for acquisitions, net of cash acquired and debt incurred	(86)	(218)
Receivables from employees	87	(214)
Due from office sales	-	4
Net cash used in investing activities:	(8)	(447)

Cash Flows from Financing Activities:
Proceeds from other loans	315	394
Proceeds from notes payable	-	170
Proceeds from related parties	-	300
Payments to related parties	(45)	(49)
Payments of capital leases and other loans	(192)	(267)
Net cash provided by financing activities:	78	548

Net change in cash and cash equivalents	(694)	(258)
Cash and cash equivalents at beginning of period	1,118	719
Cash and cash equivalents at end of period	$424	$461

See Notes to Unaudited Consolidated Financial Statements and Supplemental Disclosures to Consolidated Statements of Cash Flows

GILMAN CIOCIA INC - 10-Q

GILMAN CIOCIA, INC.
Supplemental Disclosures to Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Three Months Ended September 30,
	2010	2009
Cash Flow Information
Cash payments during the year for:
Interest	$113	$95
Taxes	$-	$-

Supplemental Disclosure of Non-Cash Transactions
Equipment acquired under capital leases	$-	$4
Fair value recognition on legacy accounts payable	$4	$-

See Notes to the Unaudited Consolidated Financial Statements

GILMAN CIOCIA INC - 10-Q

GILMAN CIOCIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  ORGANIZATION AND NATURE OF BUSINESS

Description of the Company

Gilman Ciocia, Inc. (together with its wholly owned subsidiaries, “we”, “us”, “our” or the “Company”) was founded in 1981 and is incorporated under the laws of the State of Delaware.  We provide federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets, accounting services to small and midsize companies and financial planning services, including securities brokerage, investment management services, insurance and financing services.  As of September 30, 2010, we had 28 company-owned offices operating in three states (New York, New Jersey, and Florida) and 41 independently operated offices providing financial planning services in 11 states.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted pursuant to such rules and regulations.  However, we believe that the disclosures are adequate to make the information presented not misleading.  The Consolidated Balance Sheet as of September 30, 2010, the Consolidated Statements of Operations for the three months ended September 30, 2010 and 2009 and the Consolidated Statements of Cash Flows for the three months ended September 30, 2010 and 2009 are unaudited.  The Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations.  The operating results for the three months ended September 30, 2010 are not necessarily indicative of the results to be expected for any other interim period or any future year.  These Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed using the weighted average number of common shares outstanding during each period.  Options to purchase 2,620,938 common shares at an average price of $0.19 per share were outstanding during the three months ended September 30, 2010, but were not included in the computation of diluted earnings per share because to do so would be anti-dilutive and because the options’ exercise prices were greater than the average market price of the common shares.  Options to purchase 2,132,300 common shares at an average price of $0.20 per share were outstanding during the three months ended September 30, 2009, but were not included in the computation of diluted earnings per share because to do so would be anti-dilutive and because the options’ exercise prices were greater than the average market price of the common shares.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and debt, approximated fair value as of September 30, 2010 because of the relatively short-term maturity of these instruments and their market interest rates.

Contingent Consideration

In December 2007, the Financial Accounting Standards Board (the “FASB”) amended its guidance on accounting for business combinations.  The new accounting guidance supersedes or amends other authoritative literature although it retains the fundamental requirements that the acquisition method of accounting (previously referred to as “purchase method”) be used for all business combinations and that an acquirer be identified for each business combination.  This new accounting guidance issued by the FASB on business combinations was effective for us July 1, 2009.  During fiscal 2010 we entered into two asset purchase agreements which include contingent consideration based upon gross revenue generated in future periods.  At the time of acquisition we recognized a liability of $0.3 million representing anticipated future contingency payments.    Prior to the accounting guidance issued by the FASB on business combinations which was effective for us July 1, 2009,  we entered into two asset purchase agreements during fiscal 2009 and four asset purchase agreements during fiscal 2008 which include contingent consideration based upon gross revenue generated in future periods.  No liability will be recorded until the contingency is determined beyond a reasonable doubt.  Based on an estimate of these future revenues, we expect we will have a contingent liability of $0.6 million, subject to change based on actual future revenues earned.  See Note 8.

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

GILMAN CIOCIA INC - 10-Q

Segment Disclosure

Management believes the Company operates as one segment.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB amended its guidance on Variable Interest Entities (“VIE’s”).  The amended guidance changes how a company determines when an entity that is sufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  It also requires a company to provide additional disclosures about its involvement with VIE’s and any significant changes in risk exposure due to that involvement.  The requirements of the amended accounting guidance was effective for us July 1, 2010 and early adoption was prohibited.  The adoption of the new accounting guidance did not have a significant impact on our consolidated financial statements.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

4.  COMMITMENTS AND CONTINGENCIES

Litigation

On June 30, 2009, the SEC executed an Order Instituting Administrative and Cease-And-Desist Proceedings (the “Instituting Order”) Pursuant to Section 8A of the Securities Act, Sections 15(b) and 21(c) of the Exchange Act, and Section 203(f) of the Investment Advisers Act of 1940 (the “Advisers Act”) against the Company, PCS, Michael P. Ryan, the Company’s President and CEO (“Ryan”), Rose M. Rudden, the Chief Compliance Officer of PCS (“Rudden”) and certain other current and former Company employee representatives registered with PCS (the “Representatives”).  The Instituting Order alleged that the Company, PCS and the Representatives engaged in fraudulent sales of variable annuities to senior citizens and that Ryan, Rudden and two of the Representatives failed to supervise the variable annuity transactions.

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

GILMAN CIOCIA INC - 10-Q

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

Under the terms of the Settlement, the Company and PCS agreed to certain undertakings including retaining an Independent Compliance Consultant to conduct a comprehensive review of their supervisory, compliance and other policies, practices and procedures related to variable annuities. On October 20, 2010, the Independent Compliance Consultant submitted a report to the SEC which is presently being reviewed by us and the SEC.

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

GILMAN CIOCIA INC - 10-Q

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

Michael Ryan will continue to serve as the President and CEO of the Company.  To insure that Mr. Ryan does not violate the supervisory restrictions contained in the Initial Decision, our Board of Directors has imposed a restriction that prohibits him from exercising any supervisory authority over PCS and AFP activities or PCS and AFP representatives, including our employees in their capacity as PCS representatives.  Our Board of Directors has delegated to Carole Enisman, Executive Vice President of Operations, any issue that could potentially impact the conduct or employment of a PCS or AFP registered representative in his or her capacity as a PCS or AFP registered representative.  Ms. Enisman has been instructed that with respect to any such issue, she reports to our Board of Directors, and not to Mr. Ryan as President of Gilman Ciocia, Inc.

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

The Initial Decision became effective on August 5, 2010.

The Company and PCS are defendants and respondents in lawsuits and Financial Industry Regulatory Authority (“FINRA”) arbitrations in the ordinary course of business.  PCS has errors and omissions insurance coverage that will cover a portion of such matters.  In addition, under the PCS registered representatives contract, each registered representative is responsible for covering awards, settlements and costs in connection with these claims.  While we will vigorously defend ourselves in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.  At September 30, 2010 we have accrued $0.1 million for potential settlements, judgments and awards.

5.  EQUITY

On October 20, 2010, pursuant to the Company’s 2007 Stock Incentive Plan (the “2007 Plan”), we granted to the independent members of our Board of Directors and Jim Ciocia, our Chairman of the Board, in aggregate, $30.0 thousand in common stock options, or 721,152 common stock options each with an exercise price of $0.15 and a ten-year term which vest as to 20.0% of the shares annually commencing one year after the date of grant and which have a Black-Scholes value at the time of grant determined based on the closing price of our common stock on the date of grant.  Additionally, on October 20, 2010 we issued in the aggregate to these same board members $30.0 thousand in common stock, or 600,000 shares of restricted common stock.

GILMAN CIOCIA INC - 10-Q

On October 31, 2008 we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “Offering”).  The Offering was amended on December 8, 2008, September 3, 2009, December 16, 2009 and February 11, 2010.  The securities offered for sale in the Offering, as amended were:  $3.8 million of notes with interest at 10.0% (the “Notes”) and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).  As of September 30, 2010, $3.7 million of the Notes are outstanding and due July 1, 2011 and $0.1 million, or 1.0 million shares, of our common stock were issued pursuant to the Offering.

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

We have accounts payable balances that are at least four years old and that we believe will never require a financial payment for a variety of reasons.  Accordingly, we opted to use the cost approach as our valuation technique to measure the fair value of our legacy accounts payable.  Based on historical payouts we have established an estimate of fifteen cents on the dollar on these legacy balances that we would potentially pay out.  The income recorded during the three months ended September 30, 2010 was $3.6 thousand.  No income was recorded during the three months ended September 30, 2009.

The following table sets forth the assets and liabilities as of September 30, 2010 which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.  These are classified based on the lowest level of input that is significant to the fair value measurement:

Quoted Prices in Active
(in thousands)	Carrying	Markets for Identical	Significant Unobservable
Description	Value	Assets (Level 1)	Inputs (Level 3)
Marketable securities	$ 2	$ 2	$ -
Accounts payable greater than 4 years old	$ 3	$ -	$ 3

GILMAN CIOCIA INC - 10-Q

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

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

A reconciliation of the change in the carrying value of goodwill for the three month period ended September 30, 2010 is as follows (in thousands):

Balance at June 30, 2010	$4,116
Adjustment to purchase accounting (1)	12
Balance at September 30, 2010	$4,128

(1) During fiscal 2008 and 2009, we purchased six tax preparation and accounting practices.  Initial purchase prices are adjusted based on contingency payments made subsequent to the original purchase date.

Other intangible assets subject to amortization are comprised of the following at September 30, 2010 (in thousands):

Customer Lists	$7,292
Broker-Dealer Registration	100
Non-Compete Contracts	779
House Accounts	600
Administrative Infrastructure	500
Independent Contractor Agreements	3,100
Intangible Costs at Cost	12,371
Less: Accumulated Amortization and Impairment	(7,778)
Intangible Assets, Net	$4,593

GILMAN CIOCIA INC - 10-Q

Amortization expense for each of the three month periods ended September 30, 2010 and September 30, 2009 was $0.2 million.

8.  ACQUISITIONS

During fiscal 2010 we entered into asset purchase agreements to purchase two tax preparation, accounting and financial planning businesses.  In each case, the purchase price is equal to a percentage of gross revenue generated from the preparation of tax returns, accounting services and financial planning revenues from clients generated during a five-year period.  Commencing on March 31, 2010 and each 90-day period thereafter, we will pay the seller an installment payment based on a percentage of gross revenues generated during a five-year period after the closing date less all prior payments received.  In accordance with the FASB’s amended guidance on business combinations we recorded a liability of $0.3 million representing the future contingency payments described above.   These anticipated payments have been discounted at a per annum rate of 10%.  The final anticipated payments are subject to change based on the actual gross revenues generated from these acquisitions.

During fiscal 2009 and 2008, we entered into asset purchase agreements to purchase six tax preparation, accounting and financial planning businesses.  In each case, the purchase price is equal to a percentage of gross revenue generated from the preparation of tax returns, accounting services and financial planning revenues from clients generated during a one to five-year period.  Commencing on the first quarter end after the acquisition date and each 90-day period thereafter, we will pay the seller an installment payment based on a percentage of gross revenues generated during a one to five-year period after the closing date less all prior payments received.  Payments made as of September 30, 2010 totaled $1.6 million in the aggregate.  No liability will be recorded until the contingency is determinable beyond a reasonable doubt.  Based on an estimate of these future revenues, we expect we will have a contingent liability of $0.6 million, subject to change based on actual future revenues earned.

9.  DEBT

(in thousands)	September 30, 2010	June 30, 2010
Private Offering Notes	$2,852	$2,902
Note Payable for Insurance	214	21
Capitalized Lease Obligations	552	572
Total	3,618	3,495
Less: Current Portion	(3,547)	(538)
Total	$71	$2,957

On October 31, 2008 we commenced the Offering, which was amended on December 8, 2008, September 3, 2009, December 16, 2009 and February 11, 2010.  The securities offered for sale in the Offering, as amended were:  $3.8 million of notes with interest at 10.0% (the “Notes”) and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).  As of September 30, 2010, $3.7 million of the Notes are outstanding and due July 1, 2011 and $0.1 million, or 1.0 million shares, of our common stock were issued pursuant to the Offering.

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

Changes in our stock option activity during the three months ended September 30, 2010 were as follows:

	Shares	Weighted Average Exercise Price
Outstanding, June 30, 2010	2,620,938	$0.19
Granted	-	-
Exercised	-	-
Expired	-	-
Canceled	-	-
Outstanding, September 30, 2010	2,620,938	$0.19

Exercisable, September 30, 2010	434,460	$0.30

The range of exercise prices for the outstanding options at September 30, 2010 is between $0.10 and $6.00.

On October 20, 2010, pursuant to the 2007 Plan, we granted to the independent members of our Board of Directors and Jim Ciocia, our Chairman of the Board, in aggregate, $30.0 thousand in common stock options, or 721,152 common stock options each with an exercise price of $0.15 and a ten-year term which vest as to 20.0% of the shares annually commencing one year after the date of grant and which have a Black-Scholes value at the time of grant determined based on the closing price of our common stock on the date of grant.  Additionally, on October 20, 2010 we issued in the aggregate to these same board members $30.0 thousand in common stock, or 600,000 shares of restricted common stock.

GILMAN CIOCIA INC - 10-Q

11.  ACCRUED EXPENSES

Accrued expenses consist of the following:

(in thousands)	September 30,	June 30,
	2010	2010

Accrued compensation	$316	$284
Accrued bonus	108	108
Accrued related party compensation and bonus	25	62
Accrued vacation	159	157
Accrued settlement fees	506	616
Accrued audit fees & tax fees	143	196
Accrued interest	117	110
Accrued other	238	163
Accrued acquisitions short term	145	38
Total Accrued Expenses	$1,757	$1,734

12.  RELATED PARTY TRANSACTIONS

	September 30,	June 30,
(in thousands)	2010	2010

Prime Partners Note (a) (b)	$541	$582
Ciocia as Trustee Note (c)	600	600
Enisman and Ryan Note (d)	248	248
Other Officer’s Notes	-	4
Total	1,389	1,434
Less: Current Portion	(1,016)	(49)
Total	$373	$1,385

(a) On December 26, 2007, we issued a promissory note in the amount of $0.3 million to Prime Partners for related party debt which was previously included in accrued expenses.  The note pays interest at the rate of 10.0% per annum.  The note is payable over 31 months.  On July 31, 2010 the note was paid in full.

(b) On September 1, 2008, we issued a $0.5 million promissory note to Prime Partners at 10% interest to be paid in arrears through the end of the previous month on the 15th day of each month commencing on October 15, 2008 and principal due on or before July 1, 2009 (the “Prime Partners Note”).  The Prime Partners Note was amended as of June 30, 2009 to extend the due date of principal to July 1, 2010.  The Prime Partners Note was again amended as of May 5, 2010 to extend the due date of principal to July 1, 2011.  The Prime Partners Note was again amended as of August 1, 2010 to provide for 42 monthly payments of $15,007.91 comprised of principal and interest at 10% on the 15th day of each month commencing on August 15, 2010 and ending on January 15, 2014.  Up to and including June 30, 2011, in the event that we determine that we cannot make a payment on the monthly due date, we may defer the payment by sending written notice to Prime Partners.  Any payment so deferred, shall be paid by adding each such deferred payment to the 42 month amortization schedule as an increased monthly payment commencing on August 15, 2011.  In the event that we are in default on any of the promissory notes issued in the Offering (see Note 5) within 30 days from written notice by us, Prime Partners shall repay to us all principal payments requested in the notice.  This repayment obligation is secured by Prime Partner’s execution of a collateral assignment of a promissory note owed by Daniel R. Levy to Prime Partners dated January 23, 2004 in the original principal amount of $0.9 million and with a present outstanding principal balance of $0.4 million.  There shall be no fees owed by us to Prime Partners for any late payments and no acceleration of the Prime Partners Note as a result of any late payments.

(c) On December 3, 2008, three trusts of which James Ciocia is a trustee, purchased an aggregate of $0.3 million of the Notes issued pursuant to the Offering in reliance upon the exemption from registration in Rule 506 of Regulation D.  On August 19, 2009, these trusts purchased an additional $0.3 million of the Notes.  The Notes with the trusts were amended on April 19, 2010 extending the due date to July 1, 2011.  See Note 9.

(d) On January 27, 2009, Carole Enisman, Executive Vice President of Operations, purchased a $0.2 million Note pursuant to the Offering.  On November 24, 2009 Ms. Enisman purchased an additional $40.0 thousand Note and Michael Ryan, President and Chief Executive Officer, purchased a $38.0 thousand Note of the $3.8 million Notes. The Notes with Ms. Enisman were amended on March 2, 2010 extending the due date to July 1, 2011.  The Note with Mr. Ryan was amended on April 19, 2010 extending the due date to July 1, 2011.   See Note 9.

At September 30, 2010, the aggregate amount we owed to related parties was $1.4 million.

GILMAN CIOCIA INC - 10-Q

13.  SUBSEQUENT EVENTS

As part of the Settlement Order, we agreed to pay civil penalties of $450,000 and disgorgement of $1.00.  Payment of the civil penalties by us shall be made in the following installments:  $53,824 was to be paid within twenty (20) days of the issuance of the Settlement Order and was paid on March 29, 2010; $198,088 was to be paid within 180 days from the issuance of the Settlement Order; and $198,088 is to be paid within 364 days from the issuance of the Settlement Order, with post-judgment interest due on the second and third installments.  $100,000 of the second installment was paid on September 15, 2010 with the balance of $98,088 paid on October 12, 2010.  The late payment has resulted in the SEC accelerating the third installment, which has not yet been paid.

Furthermore, the Company and PCS agreed to certain undertakings including retaining an Independent Compliance Consultant to conduct a comprehensive review of their supervisory, compliance and other policies, practices and procedures related to variable annuities.  On October 20, 2010, the Independent Compliance Consultant submitted a report to the SEC which is presently being reviewed by us and the SEC.

On October 20, 2010, pursuant to the 2007 Plan, we granted to the independent members of our Board of Directors and Jim Ciocia, our Chairman of the Board, in aggregate, $30.0 thousand in common stock options, or 721,152 common stock options each with an exercise price of $0.15 and a ten-year term which vest as to 20.0% of the shares annually commencing one year after the date of grant and which have a Black-Scholes value at the time of grant determined based on the closing price of our common stock on the date of grant.  Additionally, on October 20, 2010 we issued in the aggregate to these same board members $30.0 thousand in common stock, or 600,000 shares of restricted common stock.

On November 8, 2010, we commenced the Gilman Ciocia $500,000 Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “$500,000 Offering”).  The securities offered for sale in the $500,000 Offering are $500,000 of promissory notes with interest payable monthly at 10.0% (the “Notes”).  The Notes are collateralized by a security interest in 10% of our gross receipts (the “10% Gross Receipts”) from the preparation of income tax returns received by us from January 1, 2011 through June 30, 2011.  The principal of the Notes will be paid to the Note holders from the 10% Gross Receipts on March 15, April 15, May 15, and June 15, 2011, with the balance of principal, if any, paid July 1, 2011.  As of November 19, 2010, $0.4 million of Notes are outstanding.

As of November 1, 2010, we sold the assets of an office located in Mahopac, New York, including client lists and goodwill, for a purchase price of $158.0 thousand.  $100.0 thousand was paid on November 19, 2010 with the balance due on or before April 30, 2011.  The sale will result in a loss on sale of assets of approximately $70.0 thousand.

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

Overview

We provide federal, state and local income tax return preparation for individuals predominantly in middle and upper income brackets and accounting services to small and midsize companies and financial planning services, including securities brokerage, investment management services, insurance and financing services.  Clients often consider other aspects of their financial needs such as investments, insurance, pension and estate planning, while having their tax returns prepared by us.  We believe that our tax return preparation and accounting services are inextricably intertwined with our financial planning activities. The two channels leverage off each other, improving economies of scale and client retention.  The financial planners who provide such services are our employees or independent contractors and are registered representatives of Prime Capital Services, Inc. (“PCS”), a wholly owned subsidiary.  PCS conducts a securities brokerage business providing regulatory oversight and products and sales support to its registered representatives, who sell investment products and provide services to their clients.  PCS earns a share of commissions from the services that the financial planners provide to their clients in transactions for securities, insurance and related products.  PCS is a registered securities broker-dealer with the Securities and Exchange Commission (“SEC”) and a member of the Financial Industry Regulatory Authority (“FINRA”).  We also have a wholly owned subsidiary, Asset & Financial Planning, Ltd. (“AFP”), which is registered with the SEC as an investment adviser.  Almost all of our financial planners are also authorized agents of insurance underwriters.  We have the capability of processing insurance business through PCS and Prime Financial Services, Inc. (“PFS”), a wholly owned subsidiary, which are licensed insurance brokers, as well as through other licensed insurance brokers.  We are a licensed mortgage broker in the States of New York and Pennsylvania.  GC Capital Corporation, a wholly owned subsidiary of the Company, is a licensed mortgage broker in the State of Florida.  PCS also earns revenues from its strategic marketing relationships with certain product sponsors (“PCS Marketing”) which enables PCS to efficiently utilize its training, marketing and sales support resources.

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

For the three months ended September 30, 2010, approximately 7.0% of our revenues were earned from tax preparation and accounting services and approximately 93.0% were earned from all financial planning and related services, of which approximately 70.0% were earned from brokerage commissions, 24.0% from asset management, 4.0% from insurance, 1.0% from lending services and 1.0% from PCS Marketing.

The tax preparation business is a highly seasonal business.  The first and second quarters of our fiscal year are typically our weakest quarters and the third quarter of our fiscal year is typically our strongest.

During the three months ended September 30, 2010, we had net loss of $1.1 million compared to net loss of $0.9 million during the three months ended September 30, 2009.  Although financial planning revenues were higher by $0.4 million versus the same period last year, corresponding commission expense was higher by $0.7 million, more than offsetting any revenue gains.   Commission expense increased by $0.3 million due to the increase in revenue and the remaining $0.4 million increase is primarily the result of two factors. First, there was an under estimate of commission expense of $0.3 million in the quarter ended September 30, 2009 that was subsequently realized in the quarter ended December 31, 2009.  Secondly, a significantly greater portion of production in the employee channel this quarter came from higher producing representatives that are on average at a higher pay out than the entire pool of representatives on the employee channel. We do not expect this trend to continue, but even if it did, future year over year commission expense would normalize at historic year over year rates. Tax preparation and accounting services revenue declined year over year due to attrition in accounting services.

We are seeing signs of economic improvement, we continue to control our overall operating expenses, and we remain committed to investing in the continuing development of our network of financial representatives and to acquiring additional tax preparation and accounting firms to increase our client base and accounting business as part of our long-term strategy for growing revenues and earnings.  We are continuing to put forth a strong financial representative recruiting effort.  The financial impact of new recruits could take several months for revenue on new accounts to become recognizable.  If this program is not successful in generating additional revenue, the result will be continued downward pressure on total revenues in future quarters until we start to more significantly benefit from the effect of the greater sale of products that generate recurring income.  In an effort to facilitate identifying potential acquisitions, we have launched an advertising campaign involving targeted direct mail, a customized website and inbound and outbound telemarketing to prospect for leads. We cannot predict whether our advertising campaign will have the desired effects and if we do not have adequate capital to fund those future acquisitions, we may not be able to acquire all of the acquisitions available to us.

GILMAN CIOCIA INC - 10-Q

Managed Assets

As indicated in the following table, as of September 30, 2010, assets under AFP management increased 5.9%, or $34.2 million, to $610.8 million, from $577.0 million as of June 30, 2010.  This increase is mostly attributable to net growth in our new money under management, as well as due to improved market conditions.  As of September 30, 2010, total Company securities under custody were $3.9 billion, up 2.6%, or $100.9 million from June 30, 2010.

The following table presents the market values of assets under AFP management:

(in thousands)
Market Value as of	Annuities	Brokerage	Total Assets Under Management
9/30/2010	$227,264	$383,520	$610,784
6/30/2010	$222,851	$353,693	$576,544
3/31/2010	$263,829	$342,737	$606,566
12/31/2009	$274,658	$312,023	$586,681

The following table presents the market values of total Company securities under custody.  The numbers do not include fixed annuities.  In the current market environment we are seeing an increase in fixed annuity transactions.

(in thousands)
Market Value as of	Total Company Securities Under Custody
9/30/2010	$3,930,445
6/30/2010	$3,829,525
3/31/2010	$3,791,299
12/31/2009	$3,805,862

GILMAN CIOCIA INC - 10-Q

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009

Revenue

The following table presents revenue by product line and brokerage revenue by product type:

	For the Three Months Ended September 30,
(in thousands)			% Change	% of Total Revenue	% of Total Revenue
Consolidated Revenue Detail	2010	2009	2010-2009	2010	2009

Revenue by Product Line
Brokerage Commissions Revenue	$6,182	$6,257	-1.2%	64.8%	68.4%
Insurance Commissions	391	261	49.8%	4.1%	2.8%
Advisory Fees (1)	2,141	1,799	19.0%	22.5%	19.7%
Tax Preparation and Accounting Fees	633	679	-6.8%	6.6%	7.4%
Lending Services	86	82	4.9%	0.9%	0.9%
Marketing Revenue	102	76	34.2%	1.1%	0.8%
Total Revenue	$9,535	$9,154	4.2%	100.0%	100.0%

Brokerage Commissions Revenue by Product Type
Mutual Funds	$896	$963	-7.0%	9.5%	10.5%
Equities, Bonds & Unit Investment Trusts	616	353	74.5%	6.5%	3.9%
Annuities	1,874	2,277	-17.7%	19.6%	24.9%
Trails (1)	2,157	2,026	6.5%	22.6%	22.1%
All Other Products	639	638	0.2%	6.7%	7.0%
Brokerage Commissions Revenue	$6,182	$6,257	-1.2%	64.8%	68.4%

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

The following table sets forth a breakdown of our consolidated financial planning revenue by company-owned offices and independent offices for the three months ended September 30, 2010 and 2009:

	For Three Months Ended September 30,
(in thousands)	2010	% of Total	2009	% of Total
Company-Owned Offices	$4,572	51.4%	$4,176	49.3%
Independent Offices	4,330	48.6%	4,299	50.7%
Total	$8,902		$8,475

Our total revenues for the three months ended September 30, 2010 were $9.5 million compared to $9.1 million for the three months ended September 30, 2009, an increase of $0.4 million or 4.2%.  Our total revenues for the three months ended September 30, 2010 consisted of $8.9 million for financial planning services and $0.6 million for tax preparation and accounting services.  Financial planning services represented approximately 93.0% and tax preparation and accounting services represented approximately 7.0% of our total revenues during the three months ended September 30, 2010.  Our total revenues for the three months ended September 30, 2009 consisted of $8.5 million for financial planning services and $0.7 million for tax preparation and accounting services.  Financial planning services represented approximately 93.0% and tax preparation and accounting services represented approximately 7.0% of our total revenues during the three months ended September 30, 2009.

GILMAN CIOCIA INC - 10-Q

For the three months ended September 30, 2010, financial planning revenue was $8.9 million compared to $8.5 million for the same period last year.  This increase in financial planning revenue is mostly attributable to improved market conditions.  For the three months ended September 30, 2010, revenues from trails and advisory fees increased to $4.3 million, up $0.5 million from $3.8 million for the three months ended September 30, 2009, representing a 12.4% increase in recurring revenue.  The increase in recurring revenues is mostly attributable to an increase in the amount of assets under management and securities under custody at June 30, 2010, at which time fees are determined and revenue is recognized during the three months ended September 30, 2010, compared with the same period last year.  Most of the increase in assets under management and securities under custody is attributable to net growth in our new money under management and to improved market conditions.  We continue to remain committed to our strategy of growing our recurring revenues in an effort to mitigate any negative impact a volatile market may have on our other revenue streams.

Tax preparation and accounting services revenue was $0.6 million for the three months ended September 30, 2010 compared to $0.7 million for the same period last year.  The majority of this decrease in tax preparation and accounting services revenue is attributable to attrition in accounting services, offset in part by the two acquisitions made in fiscal 2010.

Expenses

Our total operating expenses for the three months ended September 30, 2010 were $10.5 million, up $0.6 million or 5.8%, compared to $9.9 million for the three months ended September 30, 2009.  This increase in total operating expenses is due to increased commission expense of $0.7 million resulting from the increase in revenue and the ratio of revenue generated between the independent and employee channels, offset in part by our continued efforts to control all other operating expenses.

Commission expense was $5.8 million for the three months ended September 30, 2010, compared with $5.1 million for the same period last year.  Financial planning commission expense as a percentage of financial planning revenue was approximately 65.0% for the three months ended September 30, 2010, consistent with our fiscal year ended June 30, 2010 which was 64.0% and up 5% compared with 60% for the same three months ended September 30, 2009.  This $0.7 million increase is the result of higher revenue in the quarter, generating approximately $0.3 million more in commission expense, $0.1 million due to the mix of production on the employee channel whereby the higher producing representatives this quarter are on average at a higher pay out than the entire pool of representatives on the employee channel, and $0.3 million due to a lower estimate of commission expense in the quarter ended September 30, 2009 that was subsequently realized in the quarter ended December 31, 2009.

Salaries, which consist primarily of salaries, related payroll taxes and employee benefit costs, decreased $0.1 million or 3% to $2.0 million for the three months ended September 30, 2010 compared to the same period last year.  This decrease is the result of staff reductions due to attrition and layoffs done in the same quarter last year.

GILMAN CIOCIA INC - 10-Q

General and administrative expenses decreased less than $0.1 million or 3.0% to $1.1 million for the three months ended September 30, 2010 compared with the same period last year.  On June 30, 2009, the SEC executed an Order Instituting Administrative and Cease-And-Desist Proceedings (the “Instituting Order”) Pursuant to Section 8A of the Securities Act, Sections 15(b) and 21(c) of the Exchange Act, and Section 203(f) of the Advisers Act against the Company, PCS, Michael P. Ryan, the Company’s President and CEO (“Ryan”), Rose M. Rudden, the Chief Compliance Officer of PCS (“Rudden”) and certain other current and former Company employee representatives registered with PCS (the “Representatives”).  The resulting increase in professional fees associated with the Instituting Order were more than offset by our efforts to reduce general and administrative expenses.

Advertising, brokerage fees and licenses, and rent expense remained relatively unchanged for the three months ended September 30, 2010 compared to the same period last year.

Depreciation and amortization expense decreased by 11.0%, or $34.3 thousand to $0.3 million for the three months ended September 30, 2010 compared with the same period last year.   This decrease is mostly attributable to assets reaching their full depreciable lives, offset in part by increases in depreciation and amortization as a result of the two acquisitions made in fiscal 2010.

Our loss from operations before other income and expense increased to $1.0 million for the three months ended September 30, 2010 compared to $0.8 million for the three months ended September 30, 2009.  The increase in loss from operations was primarily attributable to increased commission expenses of $0.7 million, offset in part by increased financial planning revenues of $0.4 million and our efforts to control operating expenses.

Total other income/(expense) was a net expense of $0.1 million for the three months ended September 30, 2010, an increase of $20.0 thousand compared with the same period last year.  This increase is mostly the result of higher interest expense due to the issuance of private offering notes.

Our net loss for the three months ended September 30, 2010 was $1.1 million, or $(0.01) per basic and diluted share, compared with net loss of $0.9 million, or $(0.01) per basic and diluted share for the three months ended September 30, 2009.  The increase in loss from operations was primarily attributable to increased commission expenses of $0.7 million, offset in part by increased financial planning revenues of $0.4 million and our efforts to control operating expenses of $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended September 30, 2010, we realized a net loss of $1.1 million and at September 30, 2010 we had a working capital deficit of $6.5 million.  At September 30, 2010 we had $0.4 million of cash and cash equivalents and $2.4 million of trade accounts receivable, net, to fund short-term working capital requirements. PCS is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires that PCS maintain minimum regulatory net capital of $100,000 and, in addition, that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to one.  At September 30, 2010 we were in compliance with this regulation.

GILMAN CIOCIA INC - 10-Q

On October 31, 2008 we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “Offering”).  The Offering was amended on December 8, 2008, September 3, 2009, December 16, 2009 and February 11, 2010.  The securities offered for sale in the Offering, as amended were:  $3.8 million of notes with interest at 10.0% (the “Notes”) and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).  As of September 30, 2010, $3.7 million of the Notes are outstanding and due July 1, 2011 and $0.1 million, or 1.0 million shares, of our common stock were issued pursuant to the Offering.

On or before July 1, 2011 we have $2.9 million of the Notes and an additional $1.0 million of related party notes becoming due.  Our ability to satisfy these and other obligations depends on our future financial performance, which will be subject to prevailing economic, financial, and business conditions.  Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand at September 30, 2010, extensions of due dates on existing notes or a combination thereof.  To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by the further sales of securities through private offerings.  We are also continuing to control operating expenses and are implementing our acquisition strategy to increase earnings and cash flow.  While management believes that capital may be available, there is no assurance that such capital can be secured.  Additionally, there can be no assurance that our cost control measures will provide the capital needed which could adversely impact our business, nor can we assure the extensions of due dates on existing notes.

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

On June 30, 2009, the SEC executed the Instituting Order alleging that the Company, PCS and the Representatives engaged in fraudulent sales of variable annuities to senior citizens and that Ryan, Rudden and two of the Representatives failed to supervise the variable annuity transactions.

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

GILMAN CIOCIA INC - 10-Q

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

On June 25, 2010, the Administrative Law Judge issued an Initial Decision concerning Ryan, Rudden and the Representatives.  The Administrative Law Judge ordered that Ryan and Rudden each pay a civil money penalty of $65,000. In addition, the Administrative Law Judge ordered that Ryan and Rudden are prohibited from serving in a supervisory capacity with any broker, dealer, or investment adviser with the right to reapply after one year.  The Initial Decision became effective on August 5, 2010.  On August 11, 2010, our Board of Directors adopted a resolution agreeing to indemnify Ryan and Rudden for the $65,000 civil money penalties.

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

Our net cash used in operating activities was $0.8 million for the three months ended September 30, 2010, compared with net cash used in operating activities of $0.4 million for the three months ended September 30, 2009.  The increase in net cash used in operating activities was primarily attributable to an increase in net loss and a higher June 30, 2010 commission payable balance, which can be attributed to an increase in revenue during the month of June 2010 year over year.

Net cash used in investing activities was $8.0 thousand for the three months ended September 30, 2010 compared with net cashed used in investing activities of $0.4 million for the three months ended September 30, 2009.  Although we continue to invest in acquisitions of tax and accounting services, two of the 2008 and 2009 acquisitions’ contingent liability payments were paid in full prior to the three months ended September 30, 2010.  Payments made on these two acquisitions in the same period last year exceeded the payments made for the most recent acquisitions during the three months ended September 30, 2010.  Additionally, we provide certain loans as a way to attract new financial planners.  Consistent with industry practice, some of these loans will be forgiven if the financial planner meets certain predetermined production targets and/or length of service commitments.  During the three months ended September 30, 2010, these loans decreased by $0.1 million as the amount of forgiveable loans made to registered representatives decreased year-over-year.

GILMAN CIOCIA INC - 10-Q

Net cash provided by financing activities was $0.1 million for the three months ended September 30, 2010 compared with net cash provided by financing activities of $0.5 million for the three months ended September 30, 2009.  The decrease in cash provided by financing activities can be attributed to the sale of Notes made during the three months ended September 30, 2009, which was not repeated during the three months ended September 30, 2010.

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

Our critical accounting estimates have not changed materially from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended June 30, 2010 as filed with the SEC.

Recent Accounting Pronouncements

In June 2009, the FASB amended its guidance on Variable Interest Entities (“VIE’s”).  The amended guidance changes how a company determines when an entity that is sufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  It also requires a company to provide additional disclosures about its involvement with VIE’s and any significant changes in risk exposure due to that involvement.  The requirements of the amended accounting guidance was effective for us July 1, 2010 and early adoption was prohibited.  The adoption of the new accounting guidance did not have a significant impact on our consolidated financial statements.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

GILMAN CIOCIA INC - 10-Q

ITEM 4. CONTROLS AND PROCEDURES

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Chief Accounting Officer, of our disclosure controls and procedures.  In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of September 30, 2010, our Chief Executive Officer and Principal Financial and Chief Accounting Officer conclude that our disclosure controls and procedures are effective.

Changes in Internal Controls

During the three months ended September 30, 2010, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

GILMAN CIOCIA INC - 10-Q

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 30, 2009, the SEC executed an Order Instituting Administrative and Cease-And-Desist Proceedings (the “Instituting Order”) Pursuant to Section 8A of the Securities Act, Sections 15(b) and 21(c) of the Exchange Act, and Section 203(f) of the Investment Advisers Act of 1940 (the “Advisers Act”) against the Company, PCS, Michael P. Ryan, the Company’s President and CEO (“Ryan”), Rose M. Rudden, the Chief Compliance Officer of PCS (“Rudden”) and certain other current and former Company employee representatives registered with PCS (the “Representatives”).  The Instituting Order alleged that the Company, PCS and the Representatives engaged in fraudulent sales of variable annuities to senior citizens and that Ryan, Rudden and two of the Representatives failed to supervise the variable annuity transactions.

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

GILMAN CIOCIA INC - 10-Q

Under the terms of the Settlement, the Company and PCS agreed to certain undertakings including retaining an Independent Compliance Consultant to conduct a comprehensive review of their supervisory, compliance and other policies, practices and procedures related to variable annuities. On October 20, 2010, the Independent Compliance Consultant submitted a report to the SEC which is presently being reviewed by us and the SEC.

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

GILMAN CIOCIA INC - 10-Q

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

ITEM 1A.  RISK FACTORS

Risk factors and uncertainties associated with our business have not changed materially from those disclosed in Part I, Item 1A of our 2010 Annual Report on Form 10-K as filed with the SEC on October 13, 2010.

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

GILMAN CIOCIA, INC.

Dated: November 19, 2010	By:	/s/ Michael Ryan
Chief Executive Officer

Dated: November 19, 2010	By:	/s/ Karen Fisher
Principal Financial and Chief Accounting Officer