Form 10-Q
period 2010-12-31
GILMAN CIOCIA, INC.
filed 2011-02-11
CIK 914142

GILMAN CIOCIA INC - 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

---------------------------

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010
or

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

As of February 7, 2011, 96,886,889 shares of the issuer's common stock, $0.01 par value, were outstanding.

GILMAN CIOCIA INC - 10-Q

GILMAN CIOCIA, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Period Ending December 31, 2010

GILMAN CIOCIA INC - 10-Q

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Such statements, including statements regarding our expectations about our ability to raise capital, our strategy to achieve our corporate objectives, including our strategy to pursue growth through acquisitions, to increase revenues through our registered representative recruiting program, our ability to be profitable, the cyclical nature of our business, our liquidity and our ability to fund and intentions for funding future operations, revenues, the outcome or effect of litigation, arbitration and regulatory investigations, the impact of certain accounting pronouncements, the effects of our cost-cutting measures and our intention to continue to closely control expenses, contingent liability associated with acquisitions, the impact of the current economic downturn and signs of economic improvement, and others, are based upon current information, expectations, estimates and projections regarding us, the industries and markets in which we operate, and management's assumptions and beliefs relating thereto.  Words such as “will,” “plan,” “expect,” “remain,” “intend,” “estimate,” “approximate,” “believe” and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecasted in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by federal, state and local authorities and their impact on the lines of business in which we and our subsidiaries are involved; unforeseen compliance costs; changes in economic, political or regulatory environments; the impact of the ongoing economic downturn; changes in competition and the effects of such changes; our ability to raise additional capital and to service our debt and other financial obligations; the inability to implement our strategies; changes in management and management strategies; our inability to successfully design, create, modify and operate our computer systems and networks; and litigation and regulatory actions involving us.  Readers should take these factors, as well as those risks contained in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q into account in evaluating any such forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  The reader should, however, consult further disclosures we may make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

GILMAN CIOCIA INC - 10-Q

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GILMAN CIOCIA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
	Unaudited
	December 31,	June 30,
	2010	2010 (1)
Assets

Cash & Cash Equivalents	$510	$1,118
Marketable Securities	2	5
Trade Accounts Receivable, Net	2,579	2,421
Receivables from Employees, Net	1,108	1,288
Prepaid Expenses	415	285
Other Current Assets	227	209
Total Current Assets	4,841	5,326

Property and Equipment (less accumulated depreciation of $6,791 at December 31, 2010 and $6,593 at June 30, 2010)	1,135	1,304
Goodwill	4,009	4,116
Intangible Assets (less accumulated amortization of $7,942 at December 31, 2010 and $7,603 at June 30, 2010)	5,579	4,542
Other Assets	308	447
Total Assets	$15,872	$15,735

Liabilities and Shareholders' Equity

Accounts Payable ($3 and $4 are valued at fair value at December 31, 2010 and June 30, 2010, respectively)	$2,162	$1,589
Accrued Expenses	2,047	1,731
Commission Payable	2,867	2,937
Current Portion of Notes Payable and Capital Leases	4,043	538
Deferred Income	178	88
Due to Related Parties	1,211	49
Total Current Liabilities	12,508	6,932

Long Term Portion of Notes Payable and Capital Leases	52	2,957
Long Term Portion of Related Party Notes	337	1,385
Other Long Term Liabilities	875	250
Total Liabilities	13,772	11,524

Shareholders' Equity

Preferred Stock, $0.001 par value; 100 shares authorized; none issued	-	-
Common Stock, $0.01 par value 500,000 shares authorized; 96,887 shares and 96,287 shares issued at December 31, 2010 and June 30, 2010, respectively	969	963
Additional Paid in Capital	36,542	36,487
Accumulated Deficit	(35,411)	(33,239)
Total Shareholders' Equity	2,100	4,211
Total Liabilities and Shareholders' Equity	$15,872	$15,735

(1) Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements

GILMAN CIOCIA INC - 10-Q

GILMAN CIOCIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2010	2009	2010	2009
Revenues
Financial Planning Services	$8,814	$8,560	$17,717	$17,035
Tax Preparation and Accounting Fees	526	648	1,159	1,327
Total Revenues	9,340	9,208	18,876	18,362

Operating Expenses
Commissions	5,700	5,872	11,532	11,004
Salaries and Benefits	2,004	1,922	4,042	4,026
General and Administrative	1,065	1,257	2,194	2,416
Advertising	184	239	371	417
Brokerage Fees and Licenses	328	272	667	623
Rent	684	668	1,380	1,352
Depreciation and Amortization	275	314	551	625
Total Operating Expenses	10,240	10,544	20,737	20,463

Loss Before Other Income and Expenses	(900)	(1,336)	(1,861)	(2,101)
Other Income/(Expense)
Interest and Investment Income	4	4	9	7
Interest Expense	(116)	(113)	(229)	(213)
Other Income, Net	(82)	5	(90)	6
Total Other Income/(Expense)	(194)	(104)	(310)	(200)

Loss Before Income Taxes	(1,094)	(1,440)	(2,171)	(2,301)
Income Tax Expense	-	-	-	-
Net Loss	$(1,094)	$(1,440)	$(2,171)	$(2,301)

Weighted Average Number of Common
Shares Outstanding:
Basic and Diluted Shares	96,763	96,363	96,525	96,116

Basic and Diluted Net Loss Per Share:
Net Loss Per Common Share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

See Notes to Unaudited Consolidated Financial Statements

GILMAN CIOCIA INC - 10-Q

GILMAN CIOCIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	For the Six Months Ended December 31,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(2,171)	$(2,301)

Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	551	625
Issuance of common stock for stock-based compensation and other	60	44
Loss on sale of office	82	-
Allowance for doubtful accounts	58	20
Gain on fair value recognition on accounts payable	(8)	(14)

Changes in assets and liabilities:
Accounts receivable	(241)	(324)
Prepaid and other current assets	(79)	(133)
Change in marketable securities	3	1
Other assets	10	3
Accounts payable and accrued expenses	193	627
Deferred income	90	149
Net cash used in operating activities:	(1,452)	(1,303)

Cash Flows from Investing Activities:
Capital expenditures	(14)	(29)
Cash paid for acquisitions, net of cash acquired and debt incurred	(97)	(311)
Receivables from employees	127	(93)
Due from office sales	14	7
Proceeds from sale of office	100	-
Net cash provided by / (used in) investing activities:	130	(426)

Cash Flows from Financing Activities:
Proceeds from other loans	915	729
Proceeds from notes payable	-	1,055
Proceeds from related parties	200	478
Payments to related parties	(86)	(99)
Payments of capital leases and other loans	(315)	(509)
Net cash provided by financing activities:	714	1,654

Net change in cash and cash equivalents	(608)	(75)
Cash and cash equivalents at beginning of period	1,118	719
Cash and cash equivalents at end of period	$510	$644

See Notes to Unaudited Consolidated Financial Statements and Supplemental Disclosures to Consolidated Statements of Cash Flows

GILMAN CIOCIA INC - 10-Q

GILMAN CIOCIA, INC.
Supplemental Disclosures to Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Six Months Ended December 31,
	2010	2009
Cash Flow Information
Cash payments during the year for:
Interest	$224	$199
Taxes	$-	$-

Supplemental Disclosure of Non-Cash Transactions
Issuance of common stock for services, interest and other	$30	$30
Equipment acquired under capital leases	$-	$4
Fair value recognition on legacy accounts payable	$(8)	$(14)

See Notes to the Unaudited Consolidated Financial Statements

GILMAN CIOCIA INC - 10-Q

GILMAN CIOCIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  ORGANIZATION AND NATURE OF BUSINESS

Description of the Company

Gilman Ciocia, Inc. (together with its wholly owned subsidiaries, “we”, “us”, “our” or the “Company”) was founded in 1981 and is incorporated under the laws of the State of Delaware.  We provide federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets, accounting services to small and midsize companies and financial planning services, including securities brokerage, investment management services, insurance and financing services.  As of December 31, 2010, we had 27 company-owned offices operating in three states (New York, New Jersey, and Florida) and 40 independently operated offices providing financial planning services in 11 states.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted pursuant to such rules and regulations.  However, we believe that the disclosures are adequate to make the information presented not misleading.  The Consolidated Balance Sheet as of December 31, 2010, the Consolidated Statements of Operations for the three months and six months ended December 31, 2010 and 2009 and the Consolidated Statements of Cash Flows for the six months ended December 31, 2010 and 2009 are unaudited.  The Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations.  The operating results for the three months and six months ended December 31, 2010 are not necessarily indicative of the results to be expected for any other interim period or any future year.  These Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

Earnings (Loss) Per Share (“EPS”)
Basic EPS is computed using the weighted average number of common shares outstanding during each period.  Options to purchase 3,295,850 common shares at an average price of $0.18 per share were outstanding during the three months and six months ended December 31, 2010, but were not included in the computation of diluted earnings per share because to do so would be anti-dilutive and because the options’ exercise prices were greater than the average market price of the common shares.  Options to purchase 2,632,298 common shares at an average price of $0.19 per share were outstanding during the three months and six months ended December 31, 2009, but were not included in the computation of diluted earnings per share because to do so would be anti-dilutive and because the options’ exercise prices were greater than the average market price of the common shares.

Fair Value of Financial Instruments
The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and debt, approximated fair value as of December 31, 2010 because of the relatively short-term maturity of these instruments and their market interest rates.

Contingent Consideration

In December 2007, the Financial Accounting Standards Board (the “FASB”) amended its guidance on accounting for business combinations.  The accounting guidance supersedes or amends other authoritative literature although it retains the fundamental requirements that the acquisition method of accounting (previously referred to as “purchase method”) be used for all business combinations and that an acquirer be identified for each business combination.  This accounting guidance issued by the FASB on business combinations was effective for us July 1, 2009.  During fiscal 2010 and the six months ended December 31, 2010 we entered into three asset purchase agreements which include contingent consideration based upon gross revenue generated in future periods.  At the time of these acquisitions we recognized a liability of $1.6 million representing anticipated future contingency payments.    Prior to the accounting guidance issued by the FASB on business combinations which was effective for us July 1, 2009,  we entered into two asset purchase agreements during fiscal 2009 and four asset purchase agreements during fiscal 2008 which include contingent consideration based upon gross revenue generated in future periods.  No liability will be recorded until the contingency is determined beyond a reasonable doubt.  Based on an estimate of these future revenues, we expect we will have a contingent liability of $0.2 million, subject to change based on actual future revenues earned.  See Note 8.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of trade receivables. The larger portion of our trade receivables is commissions earned from providing financial planning services that include securities brokerage services, insurance and financing services. Our remaining trade receivables consist of revenues recognized for accounting and tax services provided to businesses and individual tax payers.  As a result of the diversity of services, markets and the wide variety of customers, we do not consider ourselves to have any significant concentration of credit risk.

GILMAN CIOCIA INC - 10-Q

Segment Disclosure

Management believes the Company operates as one segment.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB amended its guidance related to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more-likely-than-not that a goodwill impairment exists.  In determining whether it is more-likely-than-not that a goodwill impairment exists, consideration should be made as to whether there are any adverse qualitative factors indicating that an impairment may exist.  The adoption of the new accounting guidance is not expected to have a material impact on our consolidated financial statements.

In December 2010, the FASB amended its guidance related to business combinations entered into by an entity that are material on an individual or aggregate basis.  These amendments clarify existing guidance that if an entity presents comparative financial statements that include a material business combination, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The requirements of the amended guidance are effective for us July 1, 2011 and early adoption is permitted.  This disclosure-only guidance will not have a material impact on our results of operations, financial position or cash flows.

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

Hearings were held before an Administrative Law Judge commencing on December 1, 2009 and ending January 15, 2010.  On March 16, 2010, the SEC approved the Offer of Settlement by the Company and PCS regarding the Instituting Order (the “Settlement”).  The SEC executed an Order Making Findings and Imposing Remedial Sanctions Pursuant to Section 8A of the Securities Act, Sections 15(b) and 21(c) of the Securities Exchange Act, and Section 203(f) of the Advisers Act as to the Company and PCS (the “Settlement Order”).

A settlement was not reached with the SEC by Ryan, Rudden and the Representatives.

Except as to the SEC’s jurisdiction over them and the subject matter of the Instituting Order, the Company and PCS agreed to the Settlement without admitting or denying the findings contained in the Settlement Order.  The Company and PCS chose to settle to avoid costly and protracted litigation.

GILMAN CIOCIA INC - 10-Q

Under the terms of the Settlement, the Company and PCS agreed to certain undertakings including retaining an Independent Compliance Consultant to conduct a comprehensive review of their supervisory, compliance and other policies, practices and procedures related to variable annuities. On October 20, 2010, the Independent Compliance Consultant submitted his report of recommendations to the SEC, which are being implemented by PCS.

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

PCS agreed to pay disgorgement of $97,389 and prejudgment interest of $46,874, for a total payment of $144,263 within twenty (20) days from the issuance of the Settlement Order, which was paid on March 29, 2010.  The Company agreed to pay civil penalties of $450,000 and disgorgement of $1.00.  Payment of the civil penalties by the Company was to be made in the following installments:  $53,824 was to be paid within twenty (20) days of the issuance of the Settlement Order and was paid on March 29, 2010; $198,088 was to be paid within 180 days from the issuance of the Settlement Order; and $198,088 was to be paid within 364 days from the issuance of the Settlement Order, with post-judgment interest due on the second and third installments.  $100,000 of the second installment was paid on September 15, 2010 with the balance of $98,088 paid on October 12, 2010.  The late payment resulted in the SEC accelerating the third installment, which was paid on December 31, 2010, including interest in the amount of approximately $8.0 thousand.

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

Michael Ryan will continue to serve as the President and CEO of the Company.  To ensure that Mr. Ryan does not violate the supervisory restrictions contained in the Initial Decision, our Board of Directors has imposed a restriction that prohibits him from exercising any supervisory authority over PCS and Asset & Financial Planning, Ltd. (“AFP”), a wholly owned subsidiary and a registered investment advisor, activities or PCS and AFP representatives, including our employees in their capacity as PCS representatives.  Our Board of Directors has delegated to Carole Enisman, Executive Vice President of Operations, any issue that could potentially impact the conduct or employment of a PCS or AFP registered representative in his or her capacity as a PCS or AFP registered representative.  Ms. Enisman has been instructed that with respect to any such issue, she reports to our Board of Directors, and not to Mr. Ryan as President of Gilman Ciocia, Inc.

The Administrative Law Judge ordered that the Representatives disgorge commissions earned and pay civil money penalties.  In addition, the Administrative Law Judge ordered that each of the Representatives is barred from association with any broker, dealer, or investment adviser.   The Representatives have filed an appeal of the Initial Decision staying their sanctions pending the appeal.

GILMAN CIOCIA INC - 10-Q

The Company and PCS are defendants and respondents in lawsuits and Financial Industry Regulatory Authority (“FINRA”) arbitrations in the ordinary course of business.  PCS has errors and omissions insurance coverage that will cover a portion of such matters.  In addition, under the PCS registered representatives contract, each registered representative is responsible for covering awards, settlements and costs in connection with these claims.  While we will vigorously defend ourselves in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.  At December 31, 2010 we have accrued $0.1 million for potential settlements, judgments and awards.

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

On October 31, 2008 we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “2008 Offering”).  The 2008 Offering was amended on December 8, 2008, September 3, 2009, December 16, 2009, February 11, 2010 and March 29, 2010.  The securities offered for sale in the 2008 Offering, as amended were:  $3.8 million of notes with interest at 10.0% (the “2008 Notes”) and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).  As of December 31, 2010, $3.7 million of the 2008 Notes are outstanding and due July 1, 2011 and $0.1 million, or 1.0 million shares, of our common stock were issued pursuant to the 2008 Offering.

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

GILMAN CIOCIA INC - 10-Q

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

We have accounts payable balances that are at least four years old and that we believe will never require a financial payment for a variety of reasons.  Accordingly, we opted to use the cost approach as our valuation technique to measure the fair value of our legacy accounts payable.  Based on historical payouts we have established an estimate of fifteen cents on the dollar on these legacy balances that we would potentially pay out.  The income recorded during the six months ended December 31, 2010 and the six months ended December 31, 2009 was $7.8 thousand and $13.8 thousand, respectively.

The following table sets forth the liabilities as of December 31, 2010 which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.  These are classified based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	Carrying	Quoted Prices in Active Markets for Identical	Significant Unobservable
Description	Value	Assets (Level 1)	Inputs (Level 3)
Marketable securities	$2	$2	$-
Accounts payable greater than 4 years old	$3	$-	$3

The carrying value of our cash and cash equivalents, accounts payable and other current liabilities approximates fair value because of their short-term maturity. All of our other significant financial assets, financial liabilities and equity instruments are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

GILMAN CIOCIA INC - 10-Q

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

A reconciliation of the change in the carrying value of goodwill for the six month period ended December 31, 2010 is as follows (in thousands):

Balance at June 30, 2010	$4,116
Disposition of Office	(120)
Adjustment to purchase accounting (1)	13
Balance at December 31, 2010	$4,009

(1) During fiscal 2008 and 2009, we purchased six tax preparation and accounting practices.  Initial purchase prices are adjusted based on contingent payments made subsequent to the original purchase date.

Other intangible assets subject to amortization are comprised of the following at:

(in thousands)	December 31, 2010	June 30, 2010
Customer Lists	$8,442	$7,066
Broker-Dealer Registration	100	100
Non-Compete Contracts	779	779
House Accounts	600	600
Administrative Infrastructure	500	500
Independent Contractor Agreements	3,100	3,100
Intangible Costs at Cost	13,521	12,145
Less: Accumulated Amortization and Impairment	(7,942)	(7,603)
Intangible Assets, Net	$5,579	$4,542

Amortization expense for both the three months ended December 31, 2010 and December 31, 2009 was $0.2 million.  Amortization expense for both the six months ended December 31, 2010 and December 31, 2009 was $0.4 million.

8.  ACQUISITIONS

During the six months ended December 31, 2010 we entered into an asset purchase agreement to purchase a tax preparation and accounting services firm.  The purchase price is equal to a percentage of gross revenue generated from the preparation of tax returns and accounting services from clients generated during a five-year period.  Commencing on March 31, 2011 and each 90-day period thereafter, we will pay the seller an installment payment based on a percentage of gross revenues generated during a five-year period after the closing date less all prior payments received.  In accordance with the FASB’s amended guidance on business combinations we recorded a liability of $1.3 million representing these future contingent payments.   These anticipated payments have been discounted at a per annum rate of 10%.  The final anticipated payments are subject to change based on the actual gross revenues generated from these acquisitions.

GILMAN CIOCIA INC - 10-Q

During fiscal 2009 and 2008, we entered into asset purchase agreements to purchase six tax preparation, accounting and financial planning businesses.  In each case, the purchase price is equal to a percentage of gross revenue generated from the preparation of tax returns, accounting services and financial planning revenues from clients generated during a one to five-year period.  Commencing on the first quarter end after the acquisition date and each 90-day period thereafter, we will pay the seller an installment payment based on a percentage of gross revenues generated during a one to five-year period after the closing date less all prior payments received.  Payments made as of December 31, 2010 totaled $1.6 million in the aggregate.  No liability will be recorded until the contingency is determinable beyond a reasonable doubt.  Based on an estimate of these future revenues, we expect we will have a contingent liability of $0.2 million, subject to change based on actual future revenues earned.

9.  DISPOSITIONS

On November 1, 2010, we sold the assets of an office located in Mahopac, New York, including client lists and goodwill, for a purchase price of $158.0 thousand of which $0.1 million was paid on November 19, 2010 and the balance is due on or before April 30, 2011.

10.  DEBT

	December 31,	June 30,
(in thousands)	2010	2010
2008 Notes (a)	$2,852	$2,902
Note Payable for Insurance	107	21
2010 Notes (b)	600	-
Capitalized Lease Obligations	536	572
Total	4,095	3,495
Less: Current Portion	(4,043)	(538)
Total	$52	$2,957

(a) On October 31, 2008 we commenced the 2008 Offering, which was amended on December 8, 2008, September 3, 2009, December 16, 2009, February 11, 2010 and March 29, 2010.  The securities offered for sale in the 2008 Offering, as amended were:  $3.8 million of notes with interest at 10.0% (the “2008 Notes”) and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).  As of December 31, 2010, $3.7 million of the 2008 Notes are outstanding and due July 1, 2011 and $0.1 million, or 1.0 million shares, of our common stock were issued pursuant to the 2008 Offering.

On January 27, 2009, Carole Enisman, Executive Vice President of Operations purchased a $0.2 million 2008 Note of the $3.8 million of 2008 Notes.  On November 24, 2009 Ms. Enisman purchased an additional $40.0 thousand 2008 Note and Michael Ryan, President and Chief Executive Officer purchased a $38.0 thousand 2008 Note of the $3.8 million 2008 Notes.  The 2008 Notes with Ms. Enisman were amended on March 2, 2010 extending the due date to July 1, 2011.  The 2008 Note with Mr. Ryan was amended on April 19, 2010 extending the due date to July 1, 2011.  On December 3, 2008 and August 19, 2009, three trusts, of which James Ciocia, Chairman of the Board is a trustee, purchased an aggregate of $0.6 million of 2008 Notes of the $3.8 million of the 2008 Notes.  The 2008 Notes with the trusts were amended on April 19, 2010, extending the due date to July 1, 2011.  The Carole Enisman, Michael Ryan and James Ciocia as trustee purchases are included in related party debt.

GILMAN CIOCIA INC - 10-Q

(b)  On November 8, 2010, we commenced the Gilman Ciocia $500,000 Promissory Note Offering, a private offering of our debt securities pursuant to SEC Regulation D (the “2010 Offering”).  The securities offered for sale in the 2010 Offering were $0.5 million of promissory notes with interest payable monthly at 10.0% (the “2010 Notes”).  The 2010 Notes are collateralized by a security interest in our gross receipts from the preparation of income tax returns received by us from January 1, 2011 through June 30, 2011 (the “Gross Receipts”).  The principal of the 2010 Notes will be paid to the Note holders from the Gross Receipts on March 15, April 15, May 15, and June 15, 2011, with the balance of principal, if any, paid July 1, 2011.  The 2010 Offering was increased to $0.6 million on December 13, 2010 and to $0.7 million on January 25, 2011.  As of February 11, 2011 $0.7 million of the 2010 Notes are outstanding from the 2010 Offering secured by a 14% interest in the Gross Receipts.

11.  STOCK BASED COMPENSATION

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

Changes in our stock option activity during the six months ended December 31, 2010 were as follows:

	Shares	Weighted Average Exercise Price
Outstanding, June 30, 2010	2,620,938	$0.19
Granted	721,152	0.15
Exercised	-	-
Expired	-	-
Canceled	46,240	0.18
Outstanding, December 31, 2010	3,295,850	$0.18

Exercisable, December 31, 2010	582,940	$0.26

The range of exercise prices for the outstanding options at December 31, 2010 is between $0.10 and $6.00.

During the six months ended December 31, 2010, 46,240 outstanding options at an exercise price of $0.18 were canceled as a result of employees terminating employment prior to fully vesting.

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

GILMAN CIOCIA INC - 10-Q

12.  ACCRUED EXPENSES

Accrued expenses consist of the following:

(in thousands)	December 31,	June 30,
	2010	2010

Accrued compensation	$469	$281
Accrued bonus	49	108
Accrued related party compensation and bonus	25	62
Accrued vacation	80	157
Accrued settlement fees	161	616
Accrued audit fees & tax fees	135	196
Accrued interest	120	110
Accrued other	393	163
Accrued acquisitions short term	615	38
Total Accrued Expenses	$2,047	$1,731

13.  RELATED PARTY TRANSACTIONS

	December 31,	June 30,
(in thousands)	2010	2010

Prime Partners Note (a) (b)	$500	$582
Ciocia as Trustee Note (c)	600	600
Enisman and Ryan Note (d)	248	248
Other Officer’s Notes (e)	200	4
Total	1,548	1,434
Less: Current Portion	(1,211)	(49)
Total	$337	$1,385

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

(c) On December 3, 2008, three trusts of which James Ciocia is a trustee purchased an aggregate of $0.3 million of the 2008 Notes issued pursuant to the 2008 Offering in reliance upon the exemption from registration in Rule 506 of Regulation D.  On August 19, 2009, these trusts purchased an additional $0.3 million of the 2008 Notes.  The 2008 Notes with the trusts were amended on April 19, 2010 extending the due date to July 1, 2011.  See Note 10.

(d) On January 27, 2009, Carole Enisman purchased a $0.2 million 2008 Note pursuant to the 2008 Offering.  On November 24, 2009 Ms. Enisman purchased an additional $40.0 thousand 2008 Note and Michael Ryan, President and Chief Executive Officer, purchased a $38.0 thousand 2008 Note of the $3.8 million 2008 Notes. The 2008 Notes with Ms. Enisman were amended on March 2, 2010 extending the due date to July 1, 2011.  The 2008 Note with Mr. Ryan was amended on April 19, 2010 extending the due date to July 1, 2011.   See Note 10.

(e) On December 16, 2010 we issued a $0.1 million promissory note to Ted Finkelstein, our Vice President, General Counsel and Secretary, a $64.0 thousand promissory note to Ms. Enisman and a $36.0 thousand promissory note to Mr. Ryan.  These notes are collateralized by security interests in the Gross Receipts at an interest rate of 10% per annum with principal to be paid on or before April 1, 2011.

At December 31, 2010, the aggregate amount we owed to related parties was $1.5 million.

GILMAN CIOCIA INC - 10-Q

14.  SUBSEQUENT EVENTS

On February 2, 2011, we paid $0.1 million to a note holder in the 2008 Offering.  As of February 11, 2011 we have outstanding $3.6 million of 2008 Notes from the 2008 Offering.

On January 25, 2011, the 2010 Offering was increased to $0.7 million.  As of February 11, 2011 $0.7 million of the 2010 Notes are outstanding from the 2010 Offering secured by a 14% interest in the Gross Receipts.

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

GILMAN CIOCIA INC - 10-Q

We also provide financial planning services through approximately 40 independently owned and operated offices in 11 states.  We benefit from economies of scale associated with the aggregate production of both Company offices and independently owned offices.  Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K can be obtained, free of charge, on our web site at www.gtax.com.

For the three months ended December 31, 2010, approximately 6.0% of our revenues were earned from tax preparation and accounting services and approximately 94.0% were earned from all financial planning and related services, of which approximately 72.0% were earned from brokerage commissions, 24.0% from asset management, 3.0% from insurance, and 1.0% from PCS Marketing.

The tax preparation business is a highly seasonal business.  The first and second quarters of our fiscal year are typically our weakest quarters and the third quarter of our fiscal year is typically our strongest.

During the three months ended December 31, 2010, we had a net loss of $1.1 million compared to a net loss of $1.4 million during the three months ended December 31, 2009.   Financial planning revenues were higher by $0.3 million for the three months ended December 31, 2010 versus the same period last year, mostly due to improved market conditions.  Tax preparation and accounting services revenue decreased $0.1 million for the three months ended December 31, 2010 versus the same period last year due to attrition and the disposition of one tax and accounting services office, offset in part by two acquisitions made in fiscal 2010.

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

Managed Assets

As indicated in the following table, as of December 31, 2010, assets under AFP management decreased 0.7%, or $4.2 million, to $606.6 million, from $610.8 million as of September 30, 2010.  This decrease is mostly attributable to a net removal of $9.6 million of our money under management due to attrition amongst our independent financial planners, offset in part by improved market conditions.  As of December 31, 2010, total Company securities under custody were $3.6 billion, up 0.4%, or $12.5 million from September 30, 2010.

GILMAN CIOCIA INC - 10-Q

The following table presents the market values of assets under AFP management:

(in thousands) Market Value as of	Annuities	Brokerage	Total Assets Under Management

12/31/2010	$220,878	$385,681	$606,559
9/30/2010	$227,264	$383,520	$610,784

The following table presents the market values of total Company securities under custody.  The numbers do not include fixed annuities.

(in thousands) Market Value as of	Total Company Securities Under Custody

12/31/2010	$3,566,116
9/30/2010	$3,553,628

RESULTS OF OPERATIONS – THREE MONTHS ENDED DECEMBER 31, 2010 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2009

Revenue

The following table presents revenue by product line and brokerage revenue by product type:

	For the Three Months Ended December 31,
(in thousands)			% Change	% of Total Revenue	% of Total Revenue
Consolidated Revenue Detail	2010	2009	2010-2009	2010	2009

Revenue by Product Line
Brokerage Commissions Revenue	$6,306	$6,256	0.8%	67.5%	67.9%
Insurance Commissions	277	244	13.5%	3.0%	2.7%
Advisory Fees (1)	2,106	1,916	9.9%	22.6%	20.8%
Tax Preparation and Accounting Fees	526	648	-18.8%	5.6%	7.0%
Lending Services	10	67	-85.1%	0.1%	0.7%
Marketing Revenue	115	77	49.4%	1.2%	0.9%
Total Revenue	$9,340	$9,208	1.4%	100.0%	100.0%

Brokerage Commissions Revenue by Product Type
Mutual Funds	$936	$1,144	-18.2%	10.0%	12.4%
Equities, Bonds & Unit Investment Trusts	783	339	131.0%	8.4%	3.7%
Annuities	1,703	2,366	-28.0%	18.2%	25.7%
Trails (1)	2,176	1,743	24.8%	23.3%	18.9%
All Other Products	708	664	6.6%	7.6%	7.2%
Brokerage Commissions Revenue	$6,306	$6,256	0.8%	67.5%	67.9%

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

GILMAN CIOCIA INC - 10-Q

The following table sets forth a breakdown of our consolidated financial planning revenue by company-owned offices and independent offices for the three months ended December 31, 2010 and 2009:

	For Three Months Ended December 31,
(in thousands)	2010	% of Total	2009	% of Total
Company-Owned Offices	$4,404	50.0%	$4,035	47.1%
Independent Offices	4,410	50.0%	4,525	52.9%
Total	$8,814		$8,560

Our total revenues for the three months ended December 31, 2010 were $9.3 million compared to $9.2 million for the three months ended December 31, 2009, an increase of $0.1 million or 1.4%.  Our total revenues for the three months ended December 31, 2010 consisted of $8.8 million for financial planning services and $0.5 million for tax preparation and accounting services.  Financial planning services represented approximately 94.0% and tax preparation and accounting services represented approximately 6.0% of our total revenues during the three months ended December 31, 2010.  Our total revenues for the three months ended December 31, 2009 consisted of $8.6 million for financial planning services and $0.6 million for tax preparation and accounting services.  Financial planning services represented approximately 93.0% and tax preparation fees and accounting services represented approximately 7.0% of our total revenues during the three months ended December 31, 2009.

For the three months ended December 31, 2010, financial planning revenue was $8.8 million compared to $8.6 million for the same period last year.  This increase in financial planning revenue is mostly attributable to improved market conditions.    For the three months ended December 31, 2010, revenues from trails and advisory fees increased to $4.3 million, up $0.6 million or 17.0% from the three months ended December 31, 2009.  The increase in recurring revenues is mostly attributable to more assets under management at September 30, 2010, at which time fees are determined and revenue is recognized during the three months ended December 31, 2010, compared with the same period last year.

Tax preparation and accounting services revenue was $0.5 million for the three months ended December 31, 2010 down $0.1 million from the same period last year.  The majority of this decrease in tax preparation and accounting services revenue is attributable to attrition and the disposition of one tax and accounting services office, offset in part by the two acquisitions made in fiscal 2010.

Expenses

Our total operating expenses for the three months ended December 31, 2010 were $10.2 million, down $0.3 million or 2.9%, compared to $10.5 million for the three months ended December 31, 2009.  This decrease is mostly due to reduced settlements this year as we recorded $0.3 million in the same period last year as a result of the SEC’s Order Instituting Administrative Cease-And-Desist Proceedings (the “Instituting Order”), further described below under Part II. Item 1. Legal Proceedings.  This decrease was partially offset by higher salaries due to changes in the broker dealer compliance department and higher brokerage fees due to an increase in revenues.

GILMAN CIOCIA INC - 10-Q

Commission expense was $5.7 million for the three months ended December 31, 2010, compared with $5.8 million for the same period last year.  Financial planning commission expense as a percentage of financial planning revenue was approximately 65.0% for the three months ended December 31, 2010, consistent with our fiscal year ended June 30, 2010 which was 64.0% and down 3.0% compared with 68.0% for the same three months ended December 31, 2009.  This $0.1 million decrease is the result of $0.3 million in higher realized commission expense in the three months ended December 31, 2009, offset by an increase in revenues for the three months ended December 31, 2010.

Salaries, which consist primarily of salaries, related payroll taxes and employee benefit costs, increased $0.1 million or 4.3% to $2.0 million for the three months ended December 31, 2010 compared to the same period last year.  This increase is mostly the result of changes in our broker dealer compliance department as well as due to new hires from acquisitions made during fiscal 2010.

General and administrative expenses decreased $0.2 million or 15.3% in the three months ended December 31, 2010 compared with the same period last year.  This decrease is primarily a result of the Instituting Order, which resulted in $0.3 million of fines and penalties being accrued during the three months ended December 31, 2009, described below under Part II. Item 1. Legal Proceedings.  This decrease is offset in part by higher professional fees for consultants ($0.1 million) as required by the Instituting Order.

Advertising expense decreased by $0.1 million, or 23.0%, for the three months ended December 31, 2010 compared with the same period last year.  This decrease is primarily attributable to our efforts to find more cost effective advertising channels to grow brand awareness and due to the timing of our efforts.

Brokerage fees and licenses increased $0.1 million for the three months ended December 31, 2010 compared with the same period last year.  This increase is mostly due to improvements in revenue and the increase in the value of assets under management at September 30, 2010 at which time fees are determined and revenue is recognized during the three months ended December 31, 2010 compared with the same period last year.

Rent expense increased by 2.4%, or $16.0 thousand for the three months ended December 31, 2010 compared to the same period last year.   This increase is mostly attributable to the two acquisitions made during fiscal 2010, offset in part by the disposition of one location during the three months ended December 31, 2010.

Depreciation and amortization expense decreased by 12.4%, or $39.0 thousand for the three months ended December 31, 2010 compared with the same period last year.   This decrease is mostly attributable to certain assets reaching their full depreciable lives and the disposition of one office, offset in part by increases in depreciation and amortization as a result of the two acquisitions made in fiscal 2010.

Our loss from operations before other income and expense decreased to $0.9 million for the three months ended December 31, 2010 compared to a loss of $1.3 million for the three months ended December 31, 2009.  The decrease in loss from operations was primarily attributable to higher financial planning revenue and lower commission expense during the three months ended December 31, 2010 and a decrease in claims settlement of $0.3 million as a result of the Instituting Order last year.  These were offset in part by lower tax and accounting revenues mostly due to attrition and the disposition of one tax and accounting services office and an increase in salaries mostly the result of changes in our broker dealer compliance department as well as due to new hires from acquisitions in fiscal 2010.

GILMAN CIOCIA INC - 10-Q

Total other income/(expense) was a net expense of $0.2 million for the three months ended December 31, 2010, an increase of $0.1 million compared with the same period last year.  This increase is mostly the result of the loss resulting from the disposition of one office.

Our net loss for the three months ended December 31, 2010 was $1.1 million, or $(0.01) per basic and diluted share, compared with net loss of $1.4 million, or $(0.01) per basic and diluted share for the three months ended December 31, 2009.  The decrease in net loss was primarily attributable to higher financial planning revenues and lower commission expense during the three months ended December 31, 2010 and a decrease in claims settlement of $0.3 million as a result of the Instituting Order.  These were offset in part by lower tax and accounting revenues mostly due to attrition and the disposition of one tax and accounting services office, an increase in salaries mostly the result of changes in our broker dealer compliance department as well as due to new hires from acquisitions in fiscal 2010 and the loss resulting from the disposition of one office.

RESULTS OF OPERATIONS – SIX MONTHS ENDED DECEMBER 31, 2010 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2009

Revenue

The following table presents revenue by product line and brokerage revenue by product type:

	For the Six Months Ended December 31,
(in thousands)			% Change	% of Total Revenue	% of Total Revenue
Consolidated Revenue Detail	2010	2009	2010-2009	2010	2009

Revenue by Product Line
Brokerage Commissions Revenue	$12,489	$12,489	0.0%	66.2%	68.0%
Insurance Commissions	668	505	32.3%	3.6%	2.8%
Advisory Fees (1)	4,247	3,739	13.6%	22.5%	20.4%
Tax Preparation and Accounting Fees	1,159	1,326	-12.6%	6.1%	7.2%
Lending Services	96	149	-35.6%	0.5%	0.8%
Marketing Revenue	217	154	40.9%	1.1%	0.8%
Total Revenue	$18,876	$18,362	2.8%	100.0%	100.0%

Brokerage Commissions Revenue by Product Type
Mutual Funds	$1,832	$2,108	-13.1%	9.7%	11.5%
Equities, Bonds & Unit Investment Trusts	1,399	692	102.2%	7.4%	3.8%
Annuities	3,578	4,125	-13.3%	19.0%	22.4%
Trails (1)	4,333	3,768	15.0%	23.0%	20.5%
All Other Products	1,347	1,796	-25.0%	7.1%	9.8%
Brokerage Commissions Revenue	$12,489	$12,489	0.0%	66.2%	68.0%

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

GILMAN CIOCIA INC - 10-Q

The following table sets forth a breakdown of our consolidated financial planning revenue by company-owned offices and independent offices for the six months ended December 31, 2010 and 2009:

	For Six Months Ended December 31,
(in thousands)	2010	% of Total	2009	% of Total
Company-Owned Offices	$8,978	50.7%	$8,212	48.2%
Independent Offices	8,739	49.3%	8,823	51.8%
Total	$17,717		$17,035

Our total revenues for the six months ended December 31, 2010 were $18.9 million compared to $18.4 million for the six months ended December 31, 2009, an increase of $0.5 million or 2.8%.  Our total revenues for the six months ended December 31, 2010 consisted of $17.7 million for financial planning services and $1.2 million for tax preparation and accounting services.  Financial planning services represented approximately 94.0% and tax preparation and accounting services represented approximately 6.0% of our total revenues during the six months ended December 31, 2010.  Our total revenues for the six months ended December 31, 2009 consisted of $17.0 million for financial planning services and $1.3 million for tax preparation and accounting services.  Financial planning services represented approximately 93.0% and tax preparation fees and accounting services represented approximately 7.0% of our total revenues during the six months ended December 31, 2009.

For the six months ended December 31, 2010, financial planning revenue was $17.7 million compared to $17.0 million for the same period last year.  This increase in financial planning revenue is mostly attributable to improved market conditions.  For the six months ended December 31, 2010, revenues from trails and advisory fees increased to $8.6 million, up $1.1 million from $7.5 million for the six months ended December 31, 2009, representing a 14.3% increase in recurring revenue.  This increase in recurring revenues is mostly attributable to more assets under management and securities under custody at June 30, 2010 and September 30, 2010, at which time fees are determined and revenue is recognized during the six months ended December 31, 2010, compared with the same period last year.

Tax preparation and accounting services revenue was $1.2 million for the six months ended December 31, 2010 compared to $1.3 million for the same period last year.  The majority of this decrease in tax preparation and accounting services revenue is attributable to attrition and the disposition of one tax and accounting services office, offset in part by the two acquisitions made in fiscal 2010.

Expenses

Our total operating expenses for the six months ended December 31, 2010 were $20.7 million, up $0.3 million or 1.3%, compared to $20.5 million for the six months ended December 31, 2009.  This increase is due to increased commission expense of $0.5 million resulting from an increase in financial planning revenue and due to the mix of production on the employee channel whereby the higher producing representatives are on the average at a higher pay out than the entire pool of representatives on the employee channel, offset in part by a decrease in general and administrative expense mostly as a result of the Instituting Order, which resulted in fines and penalties of $0.3 million during the three months ended December 31, 2009 and due to other cost savings initiated during the six months ended December 31, 2010.  Offsetting these savings were higher professional fees for consultants ($0.2 million) as required by the Instituting Order.

GILMAN CIOCIA INC - 10-Q

Commission expense was $11.5 million for the six months ended December 31, 2010, compared with $11.0 million for the same period last year.  Commission expense increased 4.8%, or $0.5 million due to the increases in financial planning revenue.  Financial planning commission expense as a percentage of financial planning revenue was approximately 65.0% and 64.0% for the six months ended December 31, 2010 and December 31, 2009, respectively.  This increase as a percentage of revenue is attributable to the mix of production on the employee channel whereby the higher producing representatives are on the average at a higher pay out than the entire pool of representatives on the employee channel.

Salaries, which consist primarily of salaries, related payroll taxes and employee benefit costs, were relatively unchanged for the six months ended December 31, 2010 compared to the same period last year as increases in our compliance department staffing and increases resulting from acquisitions made during fiscal 2010 were offset in part by savings from staff cuts made in other areas during the same period last year.

General and administrative expenses decreased $0.2 million or 9.2% in the six months ended December 31, 2010 compared with the same period last year.  This decrease is primarily a result of the Instituting Order, which resulted in fines and penalties in the amount of $0.3 million recorded during the three months ended December 31, 2009 and overall reduced operating expenses, offset in part by legal fees incurred this year related to the Instituting Order.

Advertising expense decreased by 11.0%, or $46.0 thousand, for the six months ended December 31, 2010 compared with the same period last year.  This decrease is primarily attributable to our efforts to find more cost effective advertising channels to grow brand awareness and due to the timing of our efforts.

Brokerage fees and licenses increased by 7.0%, or $44.0 thousand for the six months ended December 31, 2010 compared with the same period last year.  This increase is mostly due to improvements in revenue and the increase in the value of assets under management at June 30, 2010 and September 30, 2010 at which time fees are determined and revenue is recognized during the six months ended December 31, 2010 compared with the same period last year.

Rent expense increased by 2.1%, or $28.0 thousand for the six months ended December 31, 2010 compared to the same period last year.   This increase is mostly attributable to the two acquisitions made during fiscal 2010, offset in part by the disposition of one location during the six months ended December 31, 2010.

Depreciation and amortization expense decreased by 11.8%, or $0.1 million for the six months ended December 31, 2010 compared with the same period last year.  This decrease is mostly attributable to certain assets reaching their full depreciable lives and the disposition of one office, offset in part by increases in depreciation and amortization as a result of the two acquisitions made in fiscal 2010.

GILMAN CIOCIA INC - 10-Q

Our loss from operations before other income and expense decreased to $1.9 million for the six months ended December 31, 2010 compared to $2.1 million for the six months ended December 31, 2009.  This decrease is primarily a result of the Instituting Order, which resulted in fines and penalties in the amount of $0.3 million recorded during the three months ended December 31, 2009 and overall reduced operating expenses, offset in part by legal fees incurred this year related to the Instituting Order.

Total other income/(expense) was a net expense of $0.3 million for the six months ended December 31, 2010, an increase of $0.1 million compared with the same period last year.  This increase is mostly the result of the loss resulting from the disposition of one office.

Our net loss for the six months ended December 31, 2010 was $2.2 million, or $(0.02) per basic and diluted share, compared with net loss of $2.3 million, or $(0.02) per basic and diluted share for the six months ended December 31, 2009.  This decrease is primarily a result of the Instituting Order, which resulted in fines and penalties in the amount of $0.3 million recorded during the three months ended December 31, 2009 and overall reduced operating expenses, offset in part by legal fees incurred this year related to the Instituting Order and by the loss resulting from the disposition of one office.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended December 31, 2010, we realized a net loss of $2.2 million and at December 31, 2010 we had a working capital deficit of $7.7 million.  At December 31, 2010 we had $0.5 million of cash and cash equivalents and $2.6 million of trade accounts receivable, net, to fund short-term working capital requirements. PCS is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires that PCS maintain minimum regulatory net capital of $100,000 and, in addition, that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to one.  At December 31, 2010 we were in compliance with this regulation.

On December 16, 2010 we issued a $0.1 million promissory note to Ted Finkelstein, our Vice President, General Counsel and Secretary, a $64.0 thousand promissory note to Carole Enisman, our Executive Vice President of Operations, and a $36.0 thousand promissory note to Michael Ryan, our President and CEO.  These notes are collateralized by security interests in our gross receipts from the preparation of income tax returns received by us from January 1, 2011 through June 30, 2011 (the “Gross Receipts”) at an interest rate of 10% per annum with principal to be paid on or before April 1, 2011.

On November 8, 2010, we commenced the Gilman Ciocia $500,000 Promissory Note Offering, a private offering of our debt securities pursuant to SEC Regulation D (the “2010 Offering”).  The securities offered for sale in the 2010 Offering were $0.5 million of promissory notes with interest payable monthly at 10.0% (the “2010 Notes”).  The 2010 Notes are collateralized by a security interest in our Gross Receipts.  The principal of the 2010 Notes will be paid to the Note holders from the Gross Receipts on March 15, April 15, May 15, and June 15, 2011, with the balance of principal, if any, paid July 1, 2011.  The 2010 Offering was increased to $0.6 million on December 13, 2010 and to $0.7 million on January 25, 2011.  As of February 11, 2011 $0.7 million of the 2010 Notes are outstanding from the 2010 Offering secured by a 14% interest in the Gross Receipts.

GILMAN CIOCIA INC - 10-Q

On October 31, 2008 we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “2008 Offering”).  The 2008 Offering was amended on December 8, 2008, September 3, 2009, December 16, 2009, February 11, 2010 and March 29, 2010.  The securities offered for sale in the 2008 Offering, as amended were:  $3.8 million of notes with interest at 10.0% (the “2008 Notes”) and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).  As of December 31, 2010, $3.7 million of the 2008 Notes are outstanding and due July 1, 2011 and $0.1 million, or 1.0 million shares, of our common stock were issued pursuant to the 2008 Offering.

On or before July 1, 2011 we have $2.8 million of the 2008 Notes, $0.7 million of the 2010 Notes, and an additional $1.1 million of related party notes becoming due.  Our ability to satisfy these and other obligations depends on our future financial performance, which will be subject to prevailing economic, financial, and business conditions.  Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand at December 31, 2010, extensions of due dates on existing notes or a combination thereof.  To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by the further sales of securities through private offerings.  We are also continuing to control operating expenses and are implementing our acquisition strategy to increase earnings and cash flow.  While management believes that capital may be available, there is no assurance that such capital can be secured.  Additionally, there can be no assurance that our cost control measures will provide the capital needed which could adversely impact our business, nor can we assure the extensions of due dates on existing notes.

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

On June 30, 2009, the SEC executed the Instituting Order described in Note 4 to our consolidated financial statements included herein, alleging that the Company, PCS and the Representatives engaged in fraudulent sales of variable annuities to senior citizens and that Ryan, Rudden and two of the Representatives failed to supervise the variable annuity transactions.

Hearings were held before an Administrative Law Judge commencing on December 1, 2009 and ending January 15, 2010.  On March 16, 2010, the SEC approved the Offer of Settlement by the Company and PCS regarding the Instituting Order (the “Settlement”).  The SEC executed an Order Making Findings and Imposing Remedial Sanctions Pursuant to Section 8A of the Securities Act, Sections 15(b) and 21(c) of the Securities Exchange Act, and Section 203(f) of the Advisers Act as to the Company and PCS (the “Settlement Order”).

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

PCS agreed to pay disgorgement of $97,389 and prejudgment interest of $46,874, for a total payment of $144,263 within twenty (20) days from the issuance of the Settlement Order, which was paid on March 29, 2010.  The Company agreed to pay civil penalties of $450,000 and disgorgement of $1.00.  Payment of the civil penalties by the Company was to be made in the following installments:  $53,824 was to be paid within twenty (20) days of the issuance of the Settlement Order and was paid on March 29, 2010; $198,088 was to be paid within 180 days from the issuance of the Settlement Order; and $198,088 was to be paid within 364 days from the issuance of the Settlement Order, with post-judgment interest due on the second and third installments.  $100,000 of the second installment was paid on September 15, 2010 with the balance of $98,088 paid on October 12, 2010.  The late payment resulted in the SEC accelerating the third installment, which was paid on December 31, 2010, including interest in the amount of approximately $8.0 thousand.

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

In addition, all claims involving the variable annuity sales practices of certain registered representatives of PCS that involve the Instituting Order and the Settlement Order have been interrelated by the insurance carrier.  The total remaining insurance coverage for all of these claims has been reduced from $1.0 million to $0.4 million after settling claims.  As a result of this decreased insurance coverage, we could be required to pay significant additional costs out of pocket, which would have a material adverse effect on our working capital and our results of operations.

Our net cash used in operating activities was $1.5 million for the six months ended December 31, 2010, compared with net cash used in operating activities of $1.3 million for the six months ended December 31, 2009.  The increase in net cash used in operating activities was primarily attributable to a higher June 30, 2010 commission payable balance, which can be attributed to an increase in revenue during the month of June 2010 year-over-year, offset in part by a lower net loss.

Net cash provided by investing activities was $0.1 million for the six months ended December 31, 2010 compared with net cash used in investing activities of $0.4 million for the six months ended December 31, 2009.  Although we continue to invest in acquisitions of tax and accounting services, contingent liability payments related to two acquisitions in 2008 and 2009 were paid in full prior to the six months ended December 31, 2010.  Payments made on these two acquisitions in the same period last year exceeded the payments made for the most recent acquisitions during the six months ended December 31, 2010.  Additionally, proceeds from the sale of an office provided cash in the amount of $0.1 million.  We provide certain loans as a way to attract new financial planners.  Consistent with industry practice, some of these loans will be forgiven if the financial planner meets certain predetermined production targets and/or length of service commitments.  During the three months ended December 31, 2010, these loans decreased by $0.1 million as the amount of forgiveable loans made to registered representatives decreased year-over-year.

GILMAN CIOCIA INC - 10-Q

Net cash provided by financing activities was $0.7 million for the six months ended December 31, 2010 compared with net cash provided by financing activities of $1.7 million for the six months ended December 31, 2009.  The decrease in net cash provided by financing activities can be attributed to the sale of 2008 Notes made during the six months ended December 31, 2009, which was not repeated during the six months ended December 31, 2010.

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

Our critical accounting estimates have not changed materially from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended June 30, 2010 as filed with the SEC.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) amended its guidance related to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more-likely-than-not that a goodwill impairment exists.  In determining whether it is more-likely-than-not that a goodwill impairment exists, consideration should be made as to whether there are any adverse qualitative factors indicating that an impairment may exist.  The adoption of the new accounting guidance is not expected to have a material impact on our consolidated financial statements.

In December 2010, the FASB amended its guidance related to business combinations entered into by an entity that are material on an individual or aggregate basis.  These amendments clarify existing guidance that if an entity presents comparative financial statements that include a material business combination, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The requirements of the amended guidance are effective for us July 1, 2011 and early adoption is permitted.  This disclosure-only guidance will not have a material impact on our results of operations, financial position or cash flows.

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Chief Accounting Officer, of our disclosure controls and procedures.  In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of December 31, 2010, our Chief Executive Officer and Principal Financial and Chief Accounting Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls

During the three months ended December 31, 2010, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Hearings were held before an Administrative Law Judge commencing on December 1, 2009 and ending January 15, 2010.  On March 16, 2010, the SEC approved the Offer of Settlement by the Company and PCS regarding the Instituting Order (the “Settlement”).  The SEC executed an Order Making Findings and Imposing Remedial Sanctions Pursuant to Section 8A of the Securities Act, Sections 15(b) and 21(c) of the Securities Exchange Act, and Section 203(f) of the Advisers Act as to the Company and PCS (the “Settlement Order”).

A settlement was not reached with the SEC by Ryan, Rudden and the Representatives.

Except as to the SEC’s jurisdiction over them and the subject matter of the Instituting Order, the Company and PCS agreed to the Settlement without admitting or denying the findings contained in the Settlement Order.  The Company and PCS chose to settle to avoid costly and protracted litigation.

GILMAN CIOCIA INC - 10-Q

Under the terms of the Settlement, the Company and PCS agreed to certain undertakings including retaining an Independent Compliance Consultant to conduct a comprehensive review of their supervisory, compliance and other policies, practices and procedures related to variable annuities. On October 20, 2010, the Independent Compliance Consultant submitted his report of recommendations to the SEC, which are being implemented by PCS.

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

PCS agreed to pay disgorgement of $97,389 and prejudgment interest of $46,874, for a total payment of $144,263 within twenty (20) days from the issuance of the Settlement Order, which was paid on March 29, 2010.  The Company agreed to pay civil penalties of $450,000 and disgorgement of $1.00.  Payment of the civil penalties by the Company was to be made in the following installments:  $53,824 was to be paid within twenty (20) days of the issuance of the Settlement Order and was paid on March 29, 2010; $198,088 was to be paid within 180 days from the issuance of the Settlement Order; and $198,088 was to be paid within 364 days from the issuance of the Settlement Order, with post-judgment interest due on the second and third installments.  $100,000 of the second installment was paid on September 15, 2010 with the balance of $98,088 paid on October 12, 2010.  The late payment resulted in the SEC accelerating the third installment, which was paid on December 31, 2010, including interest in the amount of approximately $8.0 thousand.

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

Michael Ryan will continue to serve as the President and CEO of the Company.  To ensure that Mr. Ryan does not violate the supervisory restrictions contained in the Initial Decision, our Board of Directors have imposed a restriction that prohibits him from exercising any supervisory authority over PCS and AFP activities or PCS and AFP representatives, including our employees in their capacity as PCS representatives.  Our Board of Directors has delegated to Carole Enisman, Executive Vice President of Operations, any issue that could potentially impact the conduct or employment of a PCS or AFP registered representative in his or her capacity as a PCS or AFP registered representative.  Ms. Enisman has been instructed that with respect to any such issue, she reports to our Board of Directors, and not to Mr. Ryan as President of Gilman Ciocia, Inc.

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

ITEM 1A.  RISK FACTORS

Our risk factors have not changed materially from those disclosed in Part I, Item 1A of our 2010 Annual Report on Form 10-K as filed with the SEC on October 13, 2010.

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

GILMAN CIOCIA, INC.

Dated: February 11, 2011	By:	/s/ Michael Ryan
Chief Executive Officer

Dated: February 11, 2011	By:	/s/ Karen Fisher
Principal Financial and Chief Accounting Officer