Form 10-Q
period 2011-03-31
GILMAN CIOCIA, INC.
filed 2011-05-13
CIK 914142

GILMAN CIOCIA INC - 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

---------------------------

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of May 11, 2011, 96,886,889 shares of the issuer's common stock, $0.01 par value, were outstanding.

GILMAN CIOCIA INC - 10-Q

GILMAN CIOCIA, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Period Ending March 31, 2011

Page

GILMAN CIOCIA INC - 10-Q

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Such statements, including statements regarding our expectations about our ability to raise capital, our strategy to achieve our corporate objectives, including our strategy to pursue growth through acquisitions, to increase revenues through our registered representative recruiting program, our ability to be profitable, the cyclical nature of our business, our expectations for a stronger fourth quarter 2011 for tax and accounting services revenue, our liquidity and our ability to fund and intentions for funding future operations, revenues, the outcome or effect of litigation, arbitration and regulatory investigations, the impact of certain accounting pronouncements, the effects of our cost-cutting measures and our intention to continue to closely control expenses, contingent liability associated with acquisitions, the impact of the economic downturn and signs of economic improvement, and others, are based upon current information, expectations, estimates and projections regarding us, the industries and markets in which we operate, and management's assumptions and beliefs relating thereto.  Words such as “will,” “plan,” “anticipate”, “expect,” “remain,” “intend,” “estimate,” “approximate,” “believe” and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecasted in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by federal, state and local authorities and their impact on the lines of business in which we and our subsidiaries are involved; unforeseen compliance costs; changes in economic, political or regulatory environments; the impact of the economic downturn; changes in competition and the effects of such changes; our ability to raise additional capital and to service or extend the terms of our debt and other financial obligations; the inability to implement our strategies; changes in management and management strategies; our inability to successfully design, create, modify and operate our computer systems and networks; and litigation and regulatory actions involving us.  Readers should take these factors, as well as those risks contained in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q into account in evaluating any such forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  The reader should, however, consult further disclosures we may make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

GILMAN CIOCIA INC - 10-Q

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GILMAN CIOCIA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	Unaudited
	March 31,	June 30,
	2011	2010 (1)
Assets

Cash & Cash Equivalents	$748	$1,118
Marketable Securities	1	5
Trade Accounts Receivable, Net	2,701	2,421
Receivables from Employees, Net	1,046	1,288
Prepaid Expenses	415	285
Other Current Assets	120	209
Total Current Assets	5,031	5,326

Property and Equipment (less accumulated depreciation of $6,872
at March 31, 2011 and $6,593 at June 30, 2010)	1,064	1,304
Goodwill	4,011	4,116
Intangible Assets (less accumulated amortization of $8,149 at
March 31, 2011 and $7,603 at June 30, 2010)	5,410	4,542
Other Assets	297	447
Total Assets	$15,813	$15,735

Liabilities and Shareholders' Equity

Accounts Payable ($4 and $4 are valued at fair value at
March 31, 2011 and June 30, 2010, respectively)	$2,387	$1,589
Accrued Expenses	1,920	1,731
Commission Payable	2,719	2,937
Current Portion of Notes Payable and Capital Leases	3,710	538
Deferred Income	136	88
Due to Related Parties	1,206	49
Total Current Liabilities	12,078	6,932

Long Term Portion of Notes Payable and Capital Leases	43	2,957
Long Term Portion of Related Party Notes	301	1,385
Other Long Term Liabilities	809	250
Total Liabilities	13,231	11,524

Shareholders' Equity

Preferred Stock, $0.001 par value; 100 shares authorized; none issued	-	-
Common Stock, $0.01 par value 500,000 shares authorized; 96,887 shares and
96,287 shares issued at March 31, 2011 and June 30, 2010, respectively	969	963
Additional Paid in Capital	36,557	36,487
Accumulated Deficit	(34,944)	(33,239)
Total Shareholders' Equity	2,582	4,211
Total Liabilities and Shareholders' Equity	$15,813	$15,735

(1) Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements

GILMAN CIOCIA INC - 10-Q

GILMAN CIOCIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2011	2010	2011	2010
Revenues
Financial Planning Services	$8,013	$8,847	$25,730	$25,882
Tax Preparation and Accounting Fees	4,048	3,996	5,207	5,323
Total Revenues	12,061	12,843	30,937	31,205

Operating Expenses
Commissions	5,667	6,319	17,199	17,323
Salaries and Benefits	2,615	2,418	6,657	6,444
General and Administrative	1,253	1,237	3,447	3,653
Advertising	662	657	1,033	1,074
Brokerage Fees and Licenses	342	354	1,009	978
Rent	676	704	2,056	2,055
Depreciation and Amortization	287	298	838	923
Total Operating Expenses	11,502	11,987	32,239	32,450

Income/(Loss) Before Other Income and Expenses	559	856	(1,302)	(1,245)
Other Income/(Expense)
Interest and Investment Income	3	3	12	11
Interest Expense	(127)	(142)	(356)	(355)
Other Income, Net	32	38	(58)	43
Total Other Income/(Expense)	(92)	(101)	(402)	(301)

Income/(Loss) Before Income Taxes	467	755	(1,704)	(1,546)
Income Tax Expense	-	-	-	-
Net Income/(Loss)	$467	$755	$(1,704)	$(1,546)

Weighted Average Number of Common
Shares Outstanding:
Basic and Diluted Shares	96,887	94,199	96,644	96,174

Basic and Diluted Net Loss Per Share:
Net Income/(Loss) Per Common Share	$0.00	$0.01	$(0.02)	$(0.02)

See Notes to Unaudited Consolidated Financial Statements

GILMAN CIOCIA INC - 10-Q

GILMAN CIOCIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	For the Nine Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(1,704)	$(1,546)

Adjustments to reconcile net loss to net cash provided
by/(used in) operating activities:
Depreciation and amortization	838	923
Issuance of common stock for stock-based compensation and other	75	53
Loss on sale of office	82	-
Allowance for doubtful accounts	147	102
Gain on fair value recognition on accounts payable	(9)	(14)

Changes in assets and liabilities:
Accounts receivable	(407)	(937)
Prepaid and other current assets	(24)	(249)
Change in marketable securities	3	(1)
Other assets	20	-
Accounts payable and accrued expenses	146	441
Deferred income	48	64
Net cash used in operating activities:	(785)	(1,164)

Cash Flows from Investing Activities:
Capital expenditures	(23)	(55)
Cash paid for acquisitions, net of cash acquired and debt incurred	(203)	(518)
Receivables from employees	165	(322)
Due from office sales	45	11
Proceeds from sale of office	100	-
Net cash provided by / (used in) investing activities:	84	(884)

Cash Flows from Financing Activities:
Proceeds from other loans	405	461
Proceeds from notes payable	700	2,217
Proceeds from related parties	200	478
Payments to related parties	(127)	(150)
Payments of notes payable	(425)	-
Payments of capital leases and other loans	(422)	(829)
Net cash provided by financing activities:	331	2,177

Net change in cash and cash equivalents	(370)	129
Cash and cash equivalents at beginning of period	1,118	719
Cash and cash equivalents at end of period	$748	$848

See Notes to Unaudited Consolidated Financial Statements and Supplemental Disclosures to Consolidated Statements of Cash Flows

GILMAN CIOCIA INC - 10-Q

GILMAN CIOCIA, INC.
Supplemental Disclosures to Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Nine Months Ended March 31,
	2011	2010
Cash Flow Information
Cash payments during the year for:
Interest	$351	$333
Taxes	$-	$-

Supplemental Disclosure of Non-Cash Transactions
Issuance of common stock for services, interest
and other	$30	$30
Equipment acquired under capital leases	$-	$4
Fair value recognition on legacy accounts payable	$(9)	$(14)

See Notes to the Unaudited Consolidated Financial Statements

GILMAN CIOCIA INC - 10-Q

GILMAN CIOCIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  ORGANIZATION AND NATURE OF BUSINESS

Description of the Company

Gilman Ciocia, Inc. (together with its wholly owned subsidiaries, “we”, “us”, “our” or the “Company”) was founded in 1981 and is incorporated under the laws of the State of Delaware.  We provide federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets, accounting services to small and midsize companies and financial planning services, including securities brokerage, investment management services, insurance and financing services.  As of March 31, 2011, we had 27 company-owned offices operating in three states (New York, New Jersey, and Florida) and 38 independently operated offices providing financial planning services in 11 states.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted pursuant to such rules and regulations.  However, we believe that the disclosures are adequate to make the information presented not misleading.  The Consolidated Balance Sheet as of March 31, 2011, the Consolidated Statements of Operations for the three months and nine months ended March 31, 2011 and 2010 and the Consolidated Statements of Cash Flows for the nine months ended March 31, 2011 and 2010 are unaudited.  The Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations.  The operating results for the three months and nine months ended March 31, 2011 are not necessarily indicative of the results to be expected for any other interim period or any future year.  These Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed using the weighted average number of common shares outstanding during each period.  Options to purchase 3,252,810 common shares at an average price of $0.18 per share were outstanding during the three months ended March 31, 2011 and options to purchase 2,632,298 common shares at an average price of $0.19 per share were outstanding during the three months ended March 31, 2010, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

Options to purchase 3,252,810 common shares at an average price of $0.18 per share were outstanding during the nine months ended March 31, 2011 and options to purchase 2,632,298 common shares at an average price of $0.19 per share were outstanding during the nine months ended March 31, 2010, but were not included in the computation of diluted earnings per share because to do so would be anti-dilutive and because the options’ exercise prices were greater than the average market price of the common shares.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and debt, approximated fair value as of March 31, 2011 because of the relatively short-term maturity of these instruments and their market interest rates.

Contingent Consideration

In December 2007, the Financial Accounting Standards Board (the “FASB”) amended its guidance on accounting for business combinations.  The accounting guidance supersedes or amends other authoritative literature although it retains the fundamental requirements that the acquisition method of accounting (previously referred to as “purchase method”) be used for all business combinations and that an acquirer be identified for each business combination.  This accounting guidance was effective for us July 1, 2009.  During fiscal 2010 and the nine months ended March 31, 2011 we entered into three asset purchase agreements which include contingent consideration based upon gross revenue generated in future periods.  At the time of these acquisitions we recognized a liability of $1.6 million representing anticipated future contingency payments.    Prior to the accounting guidance issued by the FASB on business combinations which was effective for us July 1, 2009,  we entered into two asset purchase agreements during fiscal 2009 and four asset purchase agreements during fiscal 2008 which include contingent consideration based upon gross revenue generated in future periods.  No liability will be recorded until the contingency is determined beyond a reasonable doubt.  Based on an estimate of these future revenues, we expect we will have a contingent liability of $0.1 million, subject to change based on actual future revenues earned.  See Note 8.

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

In June 2009, the FASB amended its guidance on Variable Interest Entities (“VIE’s”).  The amended guidance changes how a company determines when an entity that is sufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  It also requires a company to provide additional disclosures about its involvement with VIE’s and any significant changes in risk exposure due to that involvement.  The requirements of the amended accounting guidance were effective for us July 1, 2010 and early adoption was prohibited.  The adoption of the new accounting guidance did not have a significant impact on our consolidated financial statements.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

GILMAN CIOCIA INC - 10-Q

4.  COMMITMENTS AND CONTINGENCIES

Litigation

The Company and PCS are respondents in four Financial Industry Regulatory Authority (“FINRA”) arbitrations in the ordinary course of business.  PCS has errors and omissions insurance coverage that will cover a portion of such matters.  In addition, under the PCS registered representatives contract, each registered representative is responsible for covering awards, settlements and costs in connection with these claims.  While we will vigorously defend ourselves in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.  At March 31, 2011 we have accrued $0.1 million for potential settlements, judgments and awards.

SEC Litigation

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

GILMAN CIOCIA INC - 10-Q

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

On October 31, 2008 we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “2008 Offering”).  The 2008 Offering was amended on December 8, 2008, September 3, 2009, December 16, 2009, February 11, 2010 and March 29, 2010.  The securities offered for sale in the 2008 Offering, as amended were:  $3.8 million of notes with interest at 10.0% (the “2008 Notes”) and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).  As of March 31, 2011, $3.6 million of the 2008 Notes are outstanding and due July 1, 2011 and $0.1 million, or 1.0 million shares, of our common stock were issued pursuant to the 2008 Offering.

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

We have accounts payable balances that are at least four years old and that we believe will never require a financial payment for a variety of reasons.  Accordingly, we opted to use the cost approach as our valuation technique to measure the fair value of our legacy accounts payable.  Based on historical payouts we have established an estimate of fifteen cents on the dollar on these legacy balances that we would potentially pay out.  As a result of the fair value of legacy accounts payable we have recorded $9.5 thousand and $13.8 thousand in other income during the nine months ended March 31, 2011 and the nine months ended March 31, 2010, respectively.

The following table sets forth the assets and liabilities as of March 31, 2011 which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.  These are classified based on the lowest level of input that is significant to the fair value measurement:

Quoted Prices in Active
(in thousands)	Carrying	Markets for Identical	Significant Unobservable
Description	Value	Assets (Level 1)	Inputs (Level 3)
Marketable securities	$ 1	$ 1	$ -
Accounts payable greater than 4 years old	$ 4	$ -	$ 4

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

GILMAN CIOCIA INC - 10-Q

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

A reconciliation of the change in the carrying value of goodwill for the nine month period ended March 31, 2011 is as follows (in thousands):

Balance at June 30, 2010	$4,116
Disposition of Office	(120)
Adjustment to purchase accounting (1)	15
Balance at March 31, 2011	$4,011

(1) During fiscal 2008 and 2009, we purchased six tax preparation and accounting practices.  Initial purchase prices are adjusted based on contingent payments made subsequent to the original purchase date.

Other intangible assets subject to amortization are comprised of the following at:

(in thousands)	March 31, 2011	June 30, 2010
Customer Lists	$8,480	$7,066
Broker-Dealer Registration	100	100
Non-Compete Contracts	779	779
House Accounts	600	600
Administrative Infrastructure	500	500
Independent Contractor Agreements	3,100	3,100
Intangible Costs at Cost	13,559	12,145
Less: Accumulated Amortization and Impairment	(8,149)	(7,603)
Intangible Assets, Net	$5,410	$4,542

Amortization expense for both the three months ended March 31, 2011 and March 31, 2010 was $0.2 million.  Amortization expense for both the nine months ended March 31, 2011 and March 31, 2010 was $0.6 million.

8.  ACQUISITIONS

During the nine months ended March 31, 2011 we entered into an asset purchase agreement to purchase a tax preparation and accounting services firm.  The purchase price is equal to a percentage of gross revenue generated from the preparation of tax returns and accounting services from clients generated during a five-year period.  Commencing on March 31, 2011 and each 90-day period thereafter, we will pay the seller an installment payment based on a percentage of gross revenues generated during a five-year period after the closing date less all prior payments received.  In accordance with the FASB’s amended guidance on business combinations we recorded a liability of $1.3 million representing these future contingent payments.   These anticipated payments have been discounted at a per annum rate of 10.0%.  The final anticipated payments are subject to change based on the actual gross revenues generated from this acquisition.

GILMAN CIOCIA INC - 10-Q

During fiscal 2009 and 2008, we entered into asset purchase agreements to purchase six tax preparation, accounting and financial planning businesses.  In each case, the purchase price is equal to a percentage of gross revenue generated from the preparation of tax returns, accounting services and financial planning revenues from clients generated during a one to five-year period.  Commencing on the first quarter end after the acquisition date and each 90-day period thereafter, we will pay the seller an installment payment based on a percentage of gross revenues generated during a one to five-year period after the closing date less all prior payments received.  Payments made as of March 31, 2011 totaled $1.6 million in the aggregate.  No liability will be recorded until the contingency is determinable beyond a reasonable doubt.  Based on an estimate of these future revenues, we expect we will have a contingent liability of $0.1 million, subject to change based on actual future revenues earned.

9.  DISPOSITIONS

On November 1, 2010, we sold the assets of an office located in Mahopac, New York, including client lists and goodwill, for a purchase price of $158.0 thousand of which $0.1 million was paid on November 19, 2010.  As of March 31, 2011 the remaining balance has been paid.

10.  DEBT

	March 31,	June 30,
(in thousands)	2011	2010
2008 Notes (a)	$2,752	$2,902
Note Payable for Insurance	56	21
2010 Notes (b)	425	-
Capitalized Lease Obligations	520	572
Total	3,753	3,495
Less: Current Portion	(3,710)	(538)
Total Long-Term Portion	$43	$2,957

(a) On October 31, 2008 we commenced the 2008 Offering, which was amended on December 8, 2008, September 3, 2009, December 16, 2009, February 11, 2010 and March 29, 2010.  The securities offered for sale in the 2008 Offering, as amended were:  $3.8 million of notes with interest at 10.0% (the “2008 Notes”) and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).  As of March 31, 2011, $3.6 million of the 2008 Notes are outstanding and due July 1, 2011 and $0.1 million, or 1.0 million shares, of our common stock were issued pursuant to the 2008 Offering.  We anticipate that the July 1, 2011 due date will be extended to July 1, 2012.

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

(b)  On November 8, 2010, we commenced the Gilman Ciocia $500,000 Promissory Note Offering, a private offering of our debt securities pursuant to SEC Regulation D (the “2010 Offering”).  The securities offered for sale in the 2010 Offering were $0.5 million of promissory notes with interest payable monthly at 10.0% (the “2010 Notes”).  The 2010 Notes are collateralized by a security interest in our gross receipts from the preparation of income tax returns received by us from January 1, 2011 through June 30, 2011 (the “Gross Receipts”).  The principal of the 2010 Notes was to be paid to the Note holders from the Gross Receipts on March 15, April 15, May 15, and June 15, 2011, with the balance of principal, if any, paid July 1, 2011.  The 2010 Offering was increased to $0.6 million on December 13, 2010 and to $0.7 million on January 25, 2011.  As of May 11, 2011 $0.1 million of the 2010 Notes are outstanding from the 2010 Offering secured by a 14% interest in the Gross Receipts, the balance of which will be paid by May 13, 2011.

GILMAN CIOCIA INC - 10-Q

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

Changes in our stock option activity during the nine months ended March 31, 2011 were as follows:

	Shares	Weighted Average Exercise Price
Outstanding, June 30, 2010	2,620,938	$0.19
Granted	721,152	0.15
Exercised	-	-
Expired	-	-
Canceled	89,280	0.18
Outstanding, March 31, 2011	3,252,810	$0.18

Exercisable, March 31, 2011	574,332	$0.26

The range of exercise prices for the outstanding options at March 31, 2011 is between $0.10 and $6.00.

During the nine months ended March 31, 2011, 89,280 outstanding options at an exercise price of $0.18 were canceled as a result of employees terminating employment prior to fully vesting.

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

12.  ACCRUED EXPENSES

Accrued expenses consist of the following:

(in thousands)	March 31,	June 30,
	2011	2010

Accrued compensation	$528	$281
Accrued bonus	49	108
Accrued related party compensation and bonus	24	62
Accrued vacation	156	157
Accrued settlement fees	64	616
Accrued audit fees & tax fees	153	196
Accrued interest	120	110
Accrued other	192	163
Accrued acquisitions short term	634	38
Total Accrued Expenses	$1,920	$1,731

GILMAN CIOCIA INC - 10-Q

13.  RELATED PARTY TRANSACTIONS

	March 31,	June 30,
(in thousands)	2011	2010

Prime Partners Note (a) (b)	$459	$582
Ciocia as Trustee Note (c)	600	600
Enisman and Ryan Note (d)	248	248
Other Officer’s Notes (e)	200	4
Total	1,507	1,434
Less: Current Portion	(1,206)	(49)
Total Long-Term Portion	$301	$1,385

(a) On December 26, 2007, we issued a promissory note in the amount of $0.3 million to Prime Partners for related party debt which was previously included in accrued expenses.  The note pays interest at the rate of 10.0% per annum.  The note was payable over 31 months.  On July 31, 2010 the note was paid in full.

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

(e) On December 16, 2010 we issued a $0.1 million promissory note to Ted Finkelstein, our Vice President, General Counsel and Secretary, a $64.0 thousand promissory note to Ms. Enisman and a $36.0 thousand promissory note to Mr. Ryan.  These notes were collateralized by security interests in the Gross Receipts at an interest rate of 10% per annum with principal to be paid on or before April 1, 2011.   On April 8, 2011 the notes were paid in full.

At March 31, 2011, the aggregate amount we owed to related parties was $1.5 million.

14.  SUBSEQUENT EVENTS

On December 16, 2010 we issued a $0.1 million promissory note to Mr. Finkelstein, a $64.0 thousand promissory note to Ms. Enisman and a $36.0 thousand promissory note to Mr. Ryan.  On April 8, 2011, the notes were paid in full.

On April 15, 2011, we paid $0.3 million to the note holders in the 2010 Offering.  As of May 11, 2011 we have outstanding $0.1 million of 2010 Notes from the 2010 Offering, the balance of which will be paid by May 13, 2011.

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

GILMAN CIOCIA INC - 10-Q

We also provide financial planning services through approximately 38 independently owned and operated offices in 11 states.  We benefit from economies of scale associated with the aggregate production of both Company offices and independently owned offices.  Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K can be obtained, free of charge, on our web site at www.gtax.com.

For the three months ended March 31, 2011, approximately 34.0% of our revenues were earned from tax preparation and accounting services and approximately 66.0% were earned from all financial planning and related services, of which approximately 69.0% were earned from brokerage commissions, 26.0% from asset management, 3.0% from insurance, and 2.0% from PCS Marketing.

The tax preparation business is a highly seasonal business.  The first and second quarters of our fiscal year are typically our weakest quarters and the third quarter of our fiscal year is typically our strongest.

During the three months ended March 31, 2011, we had net income of $0.5 million compared to net income of $0.8 million during the three months ended March 31, 2010.   Financial planning revenues were lower by $0.8 million for the three months ended March 31, 2011 versus the same period last year, mostly due to representative attrition, offset in part by improved market conditions. Tax preparation and accounting services revenue increased $0.1 million for the three months ended March 31, 2011 versus the same period last year due to an acquisition made during fiscal 2011 and price increases, offset in part by an industry-wide slow start to the tax season due to an IRS delay in processing Form 1040 returns including Schedule A, the sale of one tax and accounting services office and attrition.  We anticipate stronger fourth quarter tax and accounting services revenue as a result of the industry-wide slow start to the tax season, the current year acquisition and our price increases.

We are seeing signs of economic improvement, we continue to control our overall operating expenses, and we remain committed to investing in the continuing development of our network of financial representatives and to acquiring additional tax preparation and accounting firms to increase our client base and accounting business as part of our long-term strategy for growing revenues and earnings.  We are continuing to put forth a strong financial representative recruiting effort.  The financial impact of new recruits could take several months for revenue on new accounts to become recognizable.  If this program is not successful in generating additional revenue, the result will be continued downward pressure on total revenues in future quarters until we start to more significantly benefit from the effect of the greater sale of products that generate recurring income.  In an effort to facilitate identifying potential acquisitions, we are engaged in an advertising campaign involving targeted direct mail, a customized website and inbound and outbound telemarketing to prospect for leads. We cannot predict whether our advertising campaign will have the desired effects and if we do not have adequate capital to fund those future acquisitions, we may not be able to acquire all of the acquisitions available to us.

Managed Assets

As indicated in the following table, as of March 31, 2011, assets under AFP management decreased 1.3%, or $8.1 million, to $598.5 million, from $606.6 million as of December 31, 2010.  This decrease is mostly attributable to a net removal of $13.6 million of our money under management due to attrition amongst our independent financial planners, offset in part by improved market conditions.  As of March 31, 2011, total Company securities under custody were $3.5 billion, down 3.2%, or $111.4 million from December 31, 2010.

GILMAN CIOCIA INC - 10-Q

The following table presents the market values of assets under AFP management:

(in thousands)

Market Value as of	Annuities	Brokerage	Total Assets Under Management

3/31/2011	$217,259	$381,202	$598,461
12/31/2010	$220,878	$385,681	$606,559
9/30/2010	$227,264	$383,520	$610,784

The following table presents the market values of total Company securities under custody.  The numbers do not include fixed annuities.

(in thousands)

Market Value as of	Total Company Securities Under Custody

3/31/2011	$3,454,754
12/31/2010	$3,566,116
9/30/2010	$3,553,628

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THREE MONTHS ENDED MARCH 31, 2010

Revenue

The following table presents revenue by product line and brokerage revenue by product type:

	For the Three Months Ended March 31,
(in thousands)			% Change	% of Total Revenue	% of Total Revenue
Consolidated Revenue Detail	2011	2010	2011-2010	2011	2010

Revenue by Product Line
Brokerage Commissions Revenue	$5,523	$6,213	-11.1%	45.8%	48.4%
Insurance Commissions	229	218	5.0%	1.9%	1.7%
Advisory Fees (1)	2,112	2,187	-3.4%	17.5%	17.0%
Tax Preparation and Accounting Fees	4,047	3,996	1.3%	33.5%	31.1%
Lending Services	31	92	-66.3%	0.3%	0.7%
Marketing Revenue	119	137	-13.1%	1.0%	1.1%
Total Revenue	$12,061	$12,843	-6.1%	100.0%	100.0%

Brokerage Commissions Revenue by Product Type
Mutual Funds	$1,022	$1,150	-11.1%	8.5%	9.0%
Equities, Bonds & Unit Investment Trusts	653	350	86.6%	5.4%	2.7%
Annuities	1,568	1,912	-18.0%	13.0%	14.9%
Trails (1)	2,127	2,062	3.2%	17.6%	16.1%
All Other Products	153	739	-79.3%	1.3%	5.7%
Brokerage Commissions Revenue	$5,523	$6,213	11.1%	45.8%	48.4%

GILMAN CIOCIA INC - 10-Q

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

The following table sets forth a breakdown of our consolidated financial planning revenue by company-owned offices and independent offices for the three months ended March 31, 2011 and 2010:

	For Three Months Ended March 31,
(in thousands)	2011	% of Total	2010	% of Total
Company-Owned Offices	$4,051	50.4%	$4,262	48.2%
Independent Offices	3,986	49.6%	4,585	51.8%
Total	$8,037		$8,847

Our total revenues for the three months ended March 31, 2011 were $12.0 million compared to $12.8 million for the three months ended March 31, 2010, a decrease of $0.8 million or 6.1%.  Our total revenues for the three months ended March 31, 2011 consisted of $8.0 million for financial planning services and $4.1 million for tax preparation and accounting services.  Financial planning services represented approximately 66.0% and tax preparation and accounting services represented approximately 34.0% of our total revenues during the three months ended March 31, 2011.  Our total revenues for the three months ended March 31, 2010 consisted of $8.8 million for financial planning services and $4.0 million for tax preparation and accounting services.  Financial planning services represented approximately 69.0% and tax preparation fees and accounting services represented approximately 31.0% of our total revenues during the three months ended March 31, 2010.

For the three months ended March 31, 2011, financial planning revenue was $8.0 million compared to $8.8 million for the same period last year.  This decrease in financial planning revenue is mostly attributable to attrition in financial representatives, offset in part by improved market conditions.  For the three months ended March 31, 2011, revenues from trails and advisory fees remained relatively unchanged for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Tax preparation and accounting services revenue was $4.1 million for the three months ended March 31, 2011 up $0.1 million from the same period last year.  The majority of this increase in tax preparation and accounting services revenue is attributable to an acquisition made in fiscal 2011 and price increases, offset in part by an industry-wide slow start to the tax season due to an IRS delay in processing Form 1040 returns including Schedule A, the sale of one tax and accounting services office and attrition.

Expenses

Our total operating expenses for the three months ended March 31, 2011 were $11.5 million, down $0.5 million or 4.0%, compared to $12.0 million for the three months ended March 31, 2010.  This decrease is mostly due to reduced commission expenses resulting from a decrease in financial planning revenues offset in part by an increase in salaries mostly the result of changes in our broker dealer compliance department as well as due to new hires from acquisitions made during fiscal 2011.

GILMAN CIOCIA INC - 10-Q

Commission expense was $5.7 million for the three months ended March 31, 2011, compared with $6.3 million for the same period last year.  Financial planning commission expense as a percentage of financial planning revenue was approximately 64.0% for the three months ended March 31, 2011 and the three months ended March 31, 2010.  This $0.6 million decrease is the result of lower financial planning revenues of $0.8 million.

Salaries, which consist primarily of salaries, related payroll taxes and employee benefit costs, increased $0.2 million or 8.1% to $2.6 million for the three months ended March 31, 2011 compared to the same period last year.  This increase is mostly the result of changes in our broker dealer compliance department as well as due to new hires from acquisitions made during fiscal 2011.

General and administrative expenses increased $16.0 thousand or 1.3% in the three months ended March 31, 2011 compared with the same period last year.  This increase is mostly attributable to the acquisition made in fiscal 2011 offset in part by the sale of one office.

Advertising expense remained relatively unchanged for the three months ended March 31, 2011 compared to the same period last year.

Brokerage fees and licenses remained relatively unchanged for the three months ended March 31, 2011 compared to the same period last year.

Rent expense decreased by 4.0%, or $28.0 thousand for the three months ended March 31, 2011 compared to the same period last year.   This decrease is mostly attributable to the sale of one office during fiscal 2011.

Depreciation and amortization expense decreased by 3.7%, or $11.0 thousand for the three months ended March 31, 2011 compared with the same period last year.   This decrease is mostly attributable to certain assets reaching their full depreciable lives and the sale of one office, offset in part by increases in depreciation and amortization as a result of the two acquisitions made in fiscal 2010 and the acquisition made in fiscal 2011.

Our income from operations before other income and expense decreased to $0.6 million for the three months ended March 31, 2011 compared to $0.9 million for the three months ended March 31, 2010.  The decrease in income from operations was primarily attributable to lower financial planning revenue due to representative attrition and higher salaries mostly the result of changes in our broker dealer compliance department as well as due to new hires from acquisitions made during fiscal 2011, offset in part by an increase in tax and accounting service revenues resulting from the acquisition made in fiscal 2011 and lower commission expense as a result of lower financial planning revenues of $0.8 million.

Total other income/(expense) remained relatively unchanged for the three months ended March 31, 2011 compared to the same period last year.

GILMAN CIOCIA INC - 10-Q

Our net income for the three months ended March 31, 2011 was $0.5 million, or $0.00 per basic and diluted share, compared with $0.8 million, or $0.01 per basic and diluted share for the three months ended March 31, 2010.  The decrease in net income was primarily attributable to lower financial planning revenue due to representative attrition and higher salaries mostly the result of changes in our broker dealer compliance department as well as due to new hires from acquisitions made during fiscal 2011, offset in part by an increase in tax and accounting service revenues resulting from the acquisition made in fiscal 2011 and lower commission expense as a result of lower financial planning revenues of $0.8 million.

RESULTS OF OPERATIONS – NINE MONTHS ENDED MARCH 31, 2011 COMPARED TO NINE MONTHS ENDED MARCH 31, 2010

Revenue

The following table presents revenue by product line and brokerage revenue by product type:

	For the Nine Months Ended March 31,
(in thousands)			% Change	% of Total Revenue	% of Total Revenue
Consolidated Revenue Detail	2011	2010	2011-2010	2011	2010

Revenue by Product Line
Brokerage Commissions Revenue	$18,011	$18,701	-3.7%	58.2%	59.9%
Insurance Commissions	896	723	23.9%	2.9%	2.3%
Advisory Fees (1)	6,360	5,926	7.3%	20.6%	19.0%
Tax Preparation and Accounting Fees	5,207	5,323	-2.2%	16.8%	17.1%
Lending Services	127	241	-47.3%	0.4%	0.8%
Marketing Revenue	336	291	15.5%	1.1%	0.9%
Total Revenue	$30,937	$31,205	-0.9%	100.0%	100.0%

Brokerage Commissions Revenue by Product Type
Mutual Funds	$2,853	$3,258	-12.4%	9.2%	10.4%
Equities, Bonds & Unit Investment Trusts	2,053	1,043	96.8%	6.6%	3.3%
Annuities	5,146	6,037	-14.8%	16.6%	19.4%
Trails (1)	6,460	5,831	10.8%	20.9%	18.7%
All Other Products	1,499	2,532	-40.8%	4.9%	8.1%
Brokerage Commissions Revenue	$18,011	$18,701	-3.7%	58.2%	59.9%

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

The following table sets forth a breakdown of our consolidated financial planning revenue by company-owned offices and independent offices for the nine months ended March 31, 2011 and 2010:

	For Nine Months Ended March 31,
(in thousands)	2011	% of Total	2010	% of Total
Company-Owned Offices	$12,790	50.0%	$12,473	48.2%
Independent Offices	13,964	49.0%	13,409	51.8%
Total	$26,754		$25,882

GILMAN CIOCIA INC - 10-Q

Our total revenues for the nine months ended March 31, 2011 were $30.9 million compared to $31.2 million for the nine months ended March 31, 2010, a decrease of $0.3 million or 0.9%.  Our total revenues for the nine months ended March 31, 2011 consisted of $25.7 million for financial planning services and $5.2 million for tax preparation and accounting services.  Financial planning services represented approximately 83.0% and tax preparation and accounting services represented approximately 17.0% of our total revenues during the nine months ended March 31, 2011.  Our total revenues for the nine months ended March 31, 2010 consisted of $25.9 million for financial planning services and $5.3 million for tax preparation and accounting services.  Financial planning services represented approximately 83.0% and tax preparation fees and accounting services represented approximately 17.0% of our total revenues during the nine months ended March 31, 2010.

For the nine months ended March 31, 2011, financial planning revenue was $25.7 million compared to $25.9 million for the same period last year.  This decrease in financial planning revenue is mostly attributable to attrition in financial representatives, offset in part by improved market conditions.  For the nine months ended March 31, 2011, revenues from trails and advisory fees increased to $12.8 million, up $1.1 million from $11.7 million for the nine months ended March 31, 2010, representing a 9.0% increase in recurring revenue.  This increase in recurring revenues is mostly attributable to more assets under management and securities under custody at June 30, 2010, September 30, 2010 and December 31, 2010, at which time fees are determined and revenue is recognized during the nine months ended March 31, 2011, compared with the same period last year.

Tax preparation and accounting services revenue was $5.2 million for the nine months ended March 31, 2011 compared to $5.3 million for the same period last year.  The majority of this decrease in tax preparation and accounting services revenue is attributable to an industry-wide slow start to the tax season due to an IRS delay in processing Form 1040 returns including Schedule A, the sale of one tax and accounting services office and attrition, offset in part by the two acquisitions made in fiscal 2010, the acquisition made in fiscal 2011 and our price increases.

Expenses

Our total operating expenses for the nine months ended March 31, 2011 were $32.2 million, down $0.2 million or 0.7%, compared to $32.5 million for the nine months ended March 31, 2010.  This decrease is due to a decrease in general and administrative expense mostly as a result of costs associated with the Instituting Order in the prior year, lower insurance expense, lower commission expense resulting from lower financial planning revenues and lower depreciation expense as certain fixed assets have become fully depreciated.  Offsetting these savings were increases in salaries due to an increase in our compliance department staffing and due to the two acquisitions made during fiscal 2010 and the acquisition made during fiscal 2011.

Commission expense was $17.2 million for the nine months ended March 31, 2011, compared with $17.3 million for the same period last year.  Commission expense decreased 0.7%, or $0.1 million due to the decreases in financial planning revenue.  Financial planning commission expense as a percentage of financial planning revenue was approximately 65.0% and 64.0% for the nine months ended March 31, 2011 and March 31, 2010, respectively.  This increase as a percentage of revenue is attributable to the mix of production on the employee channel whereby the higher producing representatives are on the average at a higher pay out than the entire pool of representatives on the employee channel.

GILMAN CIOCIA INC - 10-Q

Salaries, which consist primarily of salaries, related payroll taxes and employee benefit costs, increased $0.2 million or 3.3% in the nine months ended March 31, 2011 compared to the same period last year due to increases in our compliance department staffing and increases resulting from the two acquisitions made during fiscal 2010 and the acquisition made during fiscal 2011.

General and administrative expenses decreased $0.2 million or 5.6% in the nine months ended March 31, 2011 compared with the same period last year.  This decrease is primarily a result of the Instituting Order, which resulted in fines and penalties during the same period last year and lower insurance expense, offset in part by an increase in bad debt expense from the write down of certain financial representative forgivable loans.

Advertising expense decreased by 3.8%, or $41.0 thousand, for the nine months ended March 31, 2011 compared with the same period last year.  This decrease is primarily attributable to our efforts to find more cost effective advertising channels to grow brand awareness.

Brokerage fees and licenses increased by 3.2%, or $31.0 thousand for the nine months ended March 31, 2011 compared with the same period last year.  This increase is mostly due to the increase in the value of assets under management at June 30, 2010, September 30, 2010 and December 31, 2010 at which time fees are determined and revenue is recognized during the nine months ended March 31, 2011 compared with the same period last year.

Rent expense remained unchanged at $2.1 million in the nine months ended March 31, 2011 compared to the same period last year.

Depreciation and amortization expense decreased by 9.2%, or $0.1 million for the nine months ended March 31, 2011 compared with the same period last year.  This decrease is mostly attributable to certain assets reaching their full depreciable lives and the sale of one office, offset in part by increases in depreciation and amortization as a result of the two acquisitions made in fiscal 2010 and one in fiscal 2011.

Our loss from operations before other income and expense increased to $1.3 million for the nine months ended March 31, 2011 compared to $1.2 million for the nine months ended March 31, 2010.  This increase is primarily a result of lower financial planning revenues resulting from representative attrition, lower tax preparation and accounting service revenues resulting from attrition, and higher salaries due to compliance department staff increases and acquisitions.  The increase in loss from operations is offset in part by decreases in commission expenses resulting from the decrease in financial planning revenues, lower general and administrative expenses resulting from the Instituting Order, which resulted in fines and penalties during the same period last year and lower insurance expense due to better pricing and lower depreciation and amortization expense as certain assets reached their full depreciable lives and the sale of one office.

GILMAN CIOCIA INC - 10-Q

Total other income/(expense) was a net expense of $0.4 million for the nine months ended March 31, 2011, an increase of $0.1 million compared with the same period last year.  This increase is mostly the result of the loss resulting from the sale of one office.

Our net loss for the nine months ended March 31, 2011 was $1.7 million, or $(0.02) per basic and diluted share, compared with a net loss of $1.5 million, or $(0.02) per basic and diluted share for the nine months ended March 31, 2010.  This increase in net loss is primarily a result of lower financial planning revenues resulting from representative attrition, lower tax preparation and accounting service revenues resulting from attrition, higher salaries due to compliance department staff increases and acquisitions and the loss resulting from the sale of one office.  The increase in net loss is offset in part by decreases in commission expenses resulting from the decrease in financial planning revenues, lower general and administrative expenses resulting from the Instituting Order, which resulted in fines and penalties during the same period last year and lower insurance expense and lower depreciation and amortization expense as certain assets reached their full depreciable lives and the sale of one office.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended March 31, 2011, we realized a net loss of $1.7 million and at March 31, 2011 we had a working capital deficit of $7.0 million.  At March 31, 2011 we had $0.7 million of cash and cash equivalents and $2.7 million of trade accounts receivable, net, to fund short-term working capital requirements. PCS is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires that PCS maintain minimum regulatory net capital of $100,000 and, in addition, that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to one.  At March 31, 2011 we were in compliance with this regulation.

On December 16, 2010 we issued a $0.1 million promissory note to Ted Finkelstein, our Vice President, General Counsel and Secretary, a $64.0 thousand promissory note to Carole Enisman, our Executive Vice President of Operations, and a $36.0 thousand promissory note to Michael Ryan, our President and CEO.  These notes were collateralized by security interests in our gross receipts from the preparation of income tax returns received by us from January 1, 2011 through June 30, 2011 (the “Gross Receipts”) at an interest rate of 10.0% per annum with principal to be paid on or before April 1, 2011.  On April 8, 2011, the notes were paid in full.

On November 8, 2010, we commenced the Gilman Ciocia $500,000 Promissory Note Offering, a private offering of our debt securities pursuant to SEC Regulation D (the “2010 Offering”).  The securities offered for sale in the 2010 Offering were $0.5 million of promissory notes with interest payable monthly at 10.0% (the “2010 Notes”).  The 2010 Notes are collateralized by a security interest in our Gross Receipts.  The principal of the 2010 Notes was to be paid to the Note holders from the Gross Receipts on March 15, April 15, May 15, and June 15, 2011, with the balance of principal, if any, paid July 1, 2011.  The 2010 Offering was increased to $0.6 million on December 13, 2010 and to $0.7 million on January 25, 2011.  As of May 11, 2011 $0.1 million of the 2010 Notes are outstanding from the 2010 Offering secured by a 14% interest in the Gross Receipts, the balance of which will be paid by May 13, 2011.

GILMAN CIOCIA INC - 10-Q

On October 31, 2008 we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “2008 Offering”).  The 2008 Offering was amended on December 8, 2008, September 3, 2009, December 16, 2009, February 11, 2010 and March 29, 2010.  The securities offered for sale in the 2008 Offering, as amended were:  $3.8 million of notes with interest at 10.0% (the “2008 Notes”) and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).  As of March 31, 2011, $3.6 million of the 2008 Notes are outstanding and due July 1, 2011 and $0.1 million, or 1.0 million shares, of our common stock were issued pursuant to the 2008 Offering.

On or before July 1, 2011 $3.6 million of the 2008 Notes, $0.4 million of the 2010 Notes, and an additional $0.2 million of related party notes were scheduled to become due.  We anticipate that the 2008 Notes with a due date of July 1, 2011 will be extended to July 1, 2012.  As of May 11, 2011 $0.1 million of the 2010 Notes were outstanding which will be paid on May 13, 2011.  The $0.2 million of the related party notes were paid as of April 8, 2011.  Our ability to satisfy these and other obligations depends on our future financial performance, which will be subject to prevailing economic, financial, and business conditions.  Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand at March 31, 2011, extensions of due dates on existing notes or a combination thereof.  To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by the further sales of securities through private offerings.  We are also continuing to control operating expenses and are implementing our acquisition strategy to increase earnings and cash flow.  While management believes that capital may be available, there is no assurance that such capital can be secured.  Additionally, there can be no assurance that our cost control measures will provide the capital needed which could adversely impact our business, nor can we assure the extensions of due dates on existing notes.

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

In addition, all claims involving the variable annuity sales practices of certain registered representatives of PCS that involve the Instituting Order and the Settlement Order have been interrelated by the insurance carrier.  The total remaining insurance coverage for all of these claims was reduced from $1.0 million to $0.4 million after settling claims.  As a result of this decreased insurance coverage, we could be required to pay significant additional costs out of pocket, which would have a material adverse effect on our working capital and our results of operations.

Our net cash used in operating activities was $0.8 million for the nine months ended March 31, 2011, compared with net cash used in operating activities of $1.2 million for the nine months ended March 31, 2010. Although we had declines in net income versus last year mostly due to revenue declines, we had improvements in our net working capital needs to run operations mostly due to cost savings initiatives overall and reductions in client settlement expenses related to the SEC Order.

Net cash provided by investing activities was $0.1 million for the nine months ended March 31, 2011 compared with net cash used in investing activities of $0.9 million for the nine months ended March 31, 2010.  Although we continue to invest in acquisitions of tax and accounting services, contingent liability payments related to two acquisitions in 2008 and 2009 were paid in full prior to the nine months ended March 31, 2011.  Payments made on these two acquisitions in the same period last year exceeded the payments made for the most recent acquisitions during the nine months ended March 31, 2011.  Additionally, proceeds from the sale of an office provided cash in the amount of $0.1 million.  We provide certain loans as a way to attract new financial planners.  Consistent with industry practice, some of these loans will be forgiven if the financial planner meets certain predetermined production targets and/or length of service commitments.  During the nine months ended March 31, 2011, the amount of forgivable loans made to registered representatives decreased year-over-year.

GILMAN CIOCIA INC - 10-Q

Net cash provided by financing activities was $0.3 million for the nine months ended March 31, 2011 compared with net cash provided by financing activities of $2.2 million for the nine months ended March 31, 2010.  The decrease in net cash provided by financing activities can be attributed to the sale of 2008 Notes made during the nine months ended March 31, 2010, which totaled $2.2 million, whereas during the nine months ended March 31, 2011 we raised $0.7 million, of which $0.6 million was paid back through Gross Receipts as of May 11, 2011.

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Chief Accounting Officer, of our disclosure controls and procedures.  In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of March 31, 2011, our Chief Executive Officer and Principal Financial and Chief Accounting Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls

During the three months ended March 31, 2011, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

GILMAN CIOCIA INC - 10-Q

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Litigation

The Company and PCS are respondents in four FINRA arbitrations in the ordinary course of business.  As such, we have established liabilities for potential losses from such complaints, legal actions, investigations and proceedings.  In establishing these liabilities, our management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of the losses.  In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters.  In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution.  However, accruals are reviewed regularly and are adjusted to reflect our estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters.  If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined.  PCS has errors and omissions insurance coverage that will cover a portion of such matters.  In addition, under the PCS registered representatives contract, each registered representative is responsible for covering awards, settlements and costs in connection with these claims.  While we will vigorously defend ourselves in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.  At March 31, 2011 we have accrued $0.1 million for potential settlements, judgments and awards.

SEC Litigation

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

GILMAN CIOCIA, INC.

Dated: May 13, 2011	By:	/s/ Michael Ryan
Chief Executive Officer

Dated: May 13, 2011	By:	/s/ Karen Fisher
Principal Financial and Chief Accounting Officer