Form 10-K
period 2011-06-30
GILMAN CIOCIA, INC.
filed 2011-09-28
CIK 914142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of Gilman Ciocia, Inc.’s voting and non-voting common equity held by non-affiliates of Gilman Ciocia, Inc. at December 31, 2010 was approximately $578,544, based on a sale price of $0.02.

As of September 26, 2011, 96,886,546 shares of Gilman Ciocia, Inc.’s common stock $0.01 par value, were outstanding.

GILMAN CIOCIA, INC.

REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2011

PART I

Statement Regarding Forward-Looking Disclosure

The information contained in this Form 10-K and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act").  Such statements, including statements regarding our expectations about our ability to raise capital, our strategy to achieve our corporate objectives, including our strategy to pursue growth through acquisitions, to increase revenues through our registered representative recruiting program and expand our brand awareness and business presence, our ability to be profitable, our expectation that the number of tax preparers who are certified public accountants will increase, the cyclical nature of our business, our liquidity and our ability to fund and intentions for funding future operations, revenues, the outcome or effect of litigation, arbitration and regulatory investigations, the impact of certain accounting pronouncements, the effects of our cost-cutting measures and our intention to continue to closely control expenses, contingent liability associated with acquisitions, the impact of the current economic downturn, our intention to continue to invest in technology and others, are based upon current information, expectations, estimates and projections regarding us, the industries and markets in which we operate, and management's assumptions and beliefs relating thereto.  Words such as "will," "plan," “anticipate”, "expect," "remain," "intend," "estimate," "approximate," “believe” and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by federal, state and local authorities and their impact on the lines of business in which we and our subsidiaries are involved; unforeseen compliance costs; changes in economic, political or regulatory environments; changes in competition and the effects of such changes; the inability to implement our strategies; changes in management and management strategies; our inability to successfully design, create, modify and operate our computer systems and networks and litigation and regulatory actions involving us.  Readers should take these factors, as well as the factors included in Item 1A, “Risk Factors” of this Form 10-K, into account in evaluating any such forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

As of June 30, 2011, we had 27 offices operating in three states (New York, New Jersey, and Florida).  Our financial planning clients are generally introduced to us through our tax return preparation services, accounting services and educational workshops. We believe that our tax return preparation and accounting services are inextricably intertwined with our financial planning activities and that overall profitability will depend, in part, on the two channels leveraging off each other since many of the same processes, procedures and systems support sales from both channels.  Accordingly, management views and evaluates the Company as one segment.

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

In fiscal 20111, approximately 82% of our revenues were derived from commissions and fees from financial planning services, including our financing and insurance activities, and approximately 18% were derived from fees for tax preparation and accounting services.

A majority of the financial planners are also tax preparers and/or accountants. Our tax preparation business is conducted predominantly in February, March and April. During the 2011 tax season, we prepared approximately 22,700 United States tax returns, up approximately 2.7% from 22,100 prepared in 2010.

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
__________________________
1 Fiscal years are denominated by the year in which they end.  Accordingly, fiscal 2011 refers to the year ended June 30, 2011.

Expand our product and service offering through strategic relationships. We continue to pursue business alliances, capitalize on cross-selling opportunities, create operational efficiencies and further enhance our name recognition.

TAX RETURN PREPARATION AND ACCOUNTING SERVICES

The United States Internal Revenue Service (the "IRS") reported that more than 133.8 million individual 2011 federal income tax returns and more than 132.1 million individual 2010 federal income tax returns were filed in the United States through June 3, 2011 and June 4, 2010, respectively.  According to the IRS, a paid preparer completes approximately 64.0% of the tax returns e-filed in the United States each year.  During 2011 tax season, the IRS reported receiving 1.3% more individual returns through June 3, 2011 versus June 4, 2010.

Among paid preparers, H&R Block, Inc. ("H&R Block") dominates the low-cost tax preparation business with approximately 11.1 thousand offices located throughout the United States. According to information released by H&R Block in its 2011 Form 10-K, H&R Block prepared an aggregate of approximately 21.4 million United States tax returns during the 2011 tax season and 20.1 million United States tax returns during the 2010 tax season.

Regulation
Federal legislation requires income tax return preparers to, among other things, register as a tax preparer, set forth their signatures and identification numbers on all tax returns prepared by them, and retain all tax returns prepared by them for three years.  Federal laws also subject income tax preparers to accuracy-related penalties in connection with the preparation of income tax returns.  Preparers may be prohibited from further acting as income tax return preparers if they continuously and repeatedly engage in specified misconduct.  In addition, authorized IRS e-filer providers are required to comply with certain rules and regulations, as per IRS Publication 1345 and other notices of the IRS applicable to e-filing.

In September 2010, the IRS published final regulations that required all tax return preparers to use a Preparer Tax identification Number (“PTIN”) as their identifying number on federal tax returns filed after December 31, 2010; required all tax return preparers to be authorized to practice before the IRS as a prerequisite to obtaining or renewing a PTIN; caused all previous issued PTIN’s to expire on December 31, 2010 unless properly renewed; allowed the IRS to conduct tax compliance checks on tax return preparers; defined the individuals who are considered “tax return preparers” for the PTIN applicants, and; set the amount of the PTIN user registration fee at $64.25 per year.  The IRS also conducted background checks on PTIN applicants.

Other changes to be finalized before the next tax season include: establishing a new class of practitioners who are authorized to practice before the IRS under Circular 230, called “registered tax return preparers” who would be required to pass a competency examination as a prerequisite to becoming a registered tax return preparer, complete annual continuing professional education requirements and comply with ethical standards, set the amount for the competency examination fee and set the amount of the tax return preparer application and renewal fee.

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

The principal methods of competition within the tax return preparation industry include price, service and reputation for quality.  We believe that within the middle to upper income tax brackets, (the niche-market in which we concentrate), service and reputation for quality are the key to competing in the tax return preparation business.

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

SEASONALITY

Our fiscal year ends on June 30. All references to quarters and years in this document are to fiscal quarters and fiscal years unless otherwise noted. The seasonal nature of our tax return business results in our recognition of approximately 53% of our tax revenues in the third quarter and approximately 32% of our tax revenues in the fourth quarter of each fiscal year, the peak tax preparation season.

ACQUISITIONS

In fiscal 2011, we completed the purchase of one tax and accounting service firms generating approximately $1.4 million annually in tax preparation and accounting service fees. We made two acquisitions in fiscal year 2010.  See Note 3 to Notes to Consolidated Financial Statements for more on acquisitions.

EMPLOYEES

As of June 30, 2011, we employed 195 persons on a permanent full-time basis. During tax season, we typically employ seasonal employees who do only tax return preparation or provide support functions. The minimum requirements for a tax preparer at the Company are generally some tax preparation experience and the completion of our proprietary tax preparation training course or equivalent educational experience.

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

At the Private Placement Closing, we issued 16.9 million shares of common stock for cash proceeds of $1.7 million and 23.1 million shares of common stock for the conversion of $2.3 million of our debt. Prime Partners II, LLC, a holding company owned in part by Michael Ryan (the Company's President and Chief Executive Officer and a member of the Company's Board of Directors), purchased 15.4 million shares of common stock in the Private Placement by the conversion of $1.5 million of Company debt.

On August 20, 2007, Michael Ryan (our Chief Executive Officer), Carole Enisman (our  Executive Vice President of Operations), Ted Finkelstein (our Vice President, General Counsel and Secretary), Dennis Conroy (our former Chief Accounting Officer), Prime Partners, Inc. and Prime Partners II, LLC (holding companies owned in part by Michael Ryan),  Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P.I and WebFinancial Corporation entered into a Shareholders Agreement concerning the voting of their shares of our common stock.  These shareholders collectively own approximately 64.6% of our issued and outstanding shares of common stock.  Pursuant to the shareholders agreement, these shareholders have the ability to influence certain actions requiring a shareholder vote, including, the election of directors.

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

Our insurance coverage may be inadequate, resulting in an increase in our out-of-pocket costs.

Our insurance carrier has interrelated all claims involving the variable annuity sales practices of certain registered representatives of PCS that involve an SEC Order Instituting Administrative and Cease-And-Desist Proceedings Pursuant to Section 8A of the Securities Act of 1933, Sections 15(b) and 21(c) of the Exchange Act, and Section 203(f) of the Investment Advisors Act of 1940.  The total remaining insurance coverage for all of these claims has been reduced from $1.0 million to $0.3 million after settling claims.  As a result of this decreased insurance coverage, we could be required to pay significant additional costs out of pocket, which would reduce our working capital and have a material adverse effect on our results of operations.

As of June 30, 2011, we had a $3.3 million deficit in working capital.  We will need additional capital to continue operations and to successfully execute our strategic plan including expanding our business plans and pursuing acquisitions.  Failure to obtain capital could have an adverse effect upon our business and our strategic plan, including expanding our business plans and pursuing acquisitions.

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

As the financial markets have deteriorated, our financial planning channel has suffered decreased revenues. Our revenue and profitability may continue to be adversely affected by declines in the volume of securities transactions and in market liquidity, which generally result in lower revenues from trading activities and commissions. Lower securities price levels may also result in a reduced volume of transactions as well as losses from declines in the market value of securities held in trading, investment and underwriting positions. In periods of low volume, the fixed nature of certain expenses, including salaries and benefits, computer hardware and software costs, communications expenses and office leases will adversely affect profitability. Sudden sharp declines in market values of securities, like that experienced during the past year, and the failure of issuers and counterparts to perform their obligations have resulted in illiquid markets in which we have and may continue to incur losses in principal trading and market making activities.

We have a history of losses and may incur losses in the future.

We incurred losses in fiscal years 2011, 2010, and 2009, and may incur losses again in the future. As of June 30, 2011, our accumulated deficit was $35.0 million.  If we fail to earn profits, the value of a shareholders investment may decline.

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

On August 20, 2007, Michael Ryan (our Chief Executive Officer), Carole Enisman (our  Executive Vice President of Operations), Ted Finkelstein (our Vice President, General Counsel and Secretary), Dennis Conroy (our former Chief Accounting Officer), Prime Partners, Inc. and Prime Partners II, LLC (holding companies owned in part by Michael Ryan),  Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P.I and WebFinancial Corporation entered into a Shareholders Agreement concerning the voting of their shares of our common stock.  These shareholders collectively own approximately 64.6% of our issued and outstanding shares of common stock.  Pursuant to the shareholders agreement, these shareholders have the ability to influence certain actions requiring a shareholder vote, including, the election of directors.    This concentration of ownership and control by these shareholders could delay or prevent a change in our control or other action, even when a change in control or other action might be in the best interests of our other shareholders.

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

Our operations may be adversely affected if we are not able to make acquisitions.

If we do not close on acquisitions, have the appropriate capital available to make acquisitions or do not make acquisitions on economically acceptable terms, our operations may be adversely affected. We plan to continue to expand in the area of tax and accounting services by expanding the business through acquisitions.  Our revenue growth will in large part depend upon the expansion of existing business and the successful integration and profitability of acquisitions.

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

Our sale of 80.0 million shares of common stock in August 2007, the sale of 3.9 million shares in the Public Stock Offering, the sale of 1.0 million shares in the Private Offering and the issuance of shares as compensation to our Board of Directors commencing with fiscal 2008 has significantly diluted the common stock ownership of our shareholders which could adversely affect future prices of our stock.

The significant dilution of the common stock ownership of then-existing shareholders resulting from our August 2007 private placements, the dilution of common stock ownership resulting from our sale of 3.9 million shares of common stock in the Public Stock Offering, the sale of 1.0 million shares in the Private Offering and the issuance of shares as compensation to our Board of Directors commencing with fiscal 2008 could have an adverse effect on the future price of the shares of our common stock and on the future volume of the shares traded.

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

The release of various restrictions on the possible future sale of our common stock may have an adverse affect on the market price of our common stock. Based on information received from our transfer agent, approximately 71.1 million shares of the common stock outstanding are "restricted securities" under Rule 144 of the Securities Act of 1933.

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

Any disruption to our services and products, our own information systems or communications networks or those of third-party providers upon whom we rely as part of its own product offerings, including the internet, could result in the inability of our customers to receive our products for an indeterminate period of time. Our services may not function properly for any of the following reasons:

●	System or network failure;
●	Interruption in the supply of power;
●	Virus proliferation;
●	Security breaches;
●	Earthquake, fire, flood or other natural disaster; or
●	An act of war or terrorism.

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

Under the terms of the Settlement, the Company and PCS agreed to certain undertakings including retaining an Independent Compliance Consultant to conduct a comprehensive review of their supervisory, compliance and other policies, practices and procedures related to variable annuities.  On October 20, 2010, the Independent Compliance Consultant submitted his report of recommendations to the SEC, which are being implemented by PCS. As of July 29, 2011, Asset & Financial Planning, Ltd., our wholly owned registered investment advisor subsidiary, had completed and implemented recommendations 36 to 45 listed in the Independent Compliance Consultant's report of recommendations.

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

PCS agreed to pay disgorgement of $97,389 and prejudgment interest of $46,874, for a total payment of $144,263 within twenty (20) days from the issuance of the Settlement Order, which was paid on March 29, 2010.  The Company agreed to pay civil penalties of $450,000 and disgorgement of $1.00.  Payment of the civil penalties by the Company was to be made in the following installments:  $53,824 was to be paid within twenty (20) days of the issuance of the Settlement Order and was paid on March 29, 2010; $198,088 was to be paid within 180 days from the issuance of the Settlement Order; and $198,088 was to be paid within 364 days from the issuance of the Settlement Order, with post-judgment interest due on the second and third installments.  $100,000 of the second installment was paid on September 15, 2010 with the balance of $98,088 paid on October 12, 2010.  The late payment resulted in the SEC accelerating the third installment, which was paid on December 31, 2010 including interest in the amount of approximately $8.0 thousand.

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

The Administrative Law Judge ordered that the Representatives disgorge commissions earned and pay civil money penalties.  In addition, the Administrative Law Judge ordered that each of the Representatives is barred from association with any broker, dealer, or investment adviser.   Two of the Representatives have filed an appeal of the Initial Decision staying their sanctions pending the appeal.  Their appeals were heard by the SEC on August 24, 2011 and a final decision will be issued by the SEC.

The Company and PCS are defendants and respondents in lawsuits and FINRA arbitrations in the ordinary course of business. As such, we have established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, our management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of the losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect our estimate of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter.  Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. We accrued $0.1 million as a reserve for potential settlements, judgments and awards at June 30, 2011.  PCS has errors and omissions coverage that will cover a portion of such matters. In addition, under the PCS registered representatives contract, each registered representative is responsible for covering awards, settlements and costs in connection with these claims. While we will vigorously defend our self in these matters and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are quoted on the OTC Bulletin Board under the symbol GTAX.

The following table sets forth the high and low bid quotations for the common stock for the fiscal 2011 and 2010 quarters indicated:

	High		Low
Quarter Ended	Fiscal Year 2011	Fiscal Year 2010	Fiscal Year 2011	Fiscal Year 2010

September 30	$0.05	$0.10	$0.05	$0.05
December 31	$0.05	$0.10	$0.01	$0.03
March 31	$0.07	$0.12	$0.02	$0.03
June 30	$0.07	$0.09	$0.04	$0.03

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

HOLDERS OF COMMON STOCK

On June 30, 2011, there were approximately 447 shareholders of common stock of record. This does not reflect persons or entities that hold common stock in nominee or "street" name through various brokerage firms. On the close of trading on June 30, 2011, the price of the common stock was $0.04 per share.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended June 30, 2011, we issued the following shares of common stock and promissory notes in privately negotiated transactions that were not registered under the Securities Act pursuant to the exemption provided by Section 4(2) of the Securities Act:

•
On June 10, 2011, we commenced the Gilman Ciocia $0.9 million Promissory Note Offering, a private offering of our debt securities pursuant to SEC Regulation D (the “2011 Offering”).  The securities offered for sale in the 2011 Offering were $0.9 million of promissory notes with interest payable at 10.0% (the “2011 Notes”).  The 2011 Notes are collateralized by a security interest in our gross receipts from the preparation of income tax returns received by us from January 1, 2012 through June 30, 2012 (the “2012 Gross Receipts”).  The principal of the 2011 Notes will be paid to the Note holders from the 2012 Gross Receipts on March 15, April 15, May 15, and June 15, 2012, with the balance of principal, if any, paid July 1, 2012.  On June 30, 2011 $0.7 million of the 2011 Notes was outstanding secured by an 18% interest in the 2012 Gross Receipts.  The 2011 Offering was increased to $1.3 million on July 13, 2011.  On July 26, 2011 the entire $1.3 million 2011 Notes were outstanding secured by a 25% interest in the 2012 Gross Receipts. The proceeds of the sales were used for seasonal working capital purposes.  No underwriters participated in these transactions.

•
On November 8, 2010, we commenced the Gilman Ciocia $0.5 million Promissory Note Offering, a private offering of our debt securities pursuant to SEC Regulation D (the “2010 Offering”).  The securities offered for sale in the 2010 Offering were $0.5 million of promissory notes with interest payable at 10.0% (the “2010 Notes”).  The 2010 Notes were collateralized by a security interest in our gross receipts from the preparation of income tax returns received by us from January 1, 2011 through June 30, 2011 (the “2011 Gross Receipts”).  The principal of the 2010 Notes was to be paid to the Note holders from the 2011 Gross Receipts on March 15, April 15, May 15, and June 15, 2011, with the balance of principal, if any, paid July 1, 2011.  The 2010 Offering was increased to $0.6 million on December 13, 2010 and to $0.7 million on January 25, 2011.  During May 2011 the 2010 Notes were paid in full.  The proceeds of the sales were used for seasonal working capital purposes.  No underwriters participated in these transactions.

•
On October 31, 2008, we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “2008 Offering”).  The 2008 Offering was amended on December 8, 2008, September 3, 2009, December 16, 2009, February 11, 2010, March 29, 2010 and May 31, 2011.  The securities offered for sale in the 2008 Offering, as amended were:  $3.8 million of notes with interest at 10.0% (the “2008 Notes”) and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).  As of June 30, 2011, $3.3 million of the 2008 Notes were outstanding and due July 1, 2012, $0.2 million of the 2008 Notes were outstanding and due July 1, 2011, which were paid on July 1, 2011 and $0.1 million, or 1.0 million shares, of our common stock were issued pursuant to the 2008 Offering.  The proceeds of the sales were used for general corporate purposes.  No underwriters participated in these transactions.

•	On October 20, 2010, we issued 600,000 shares to certain of our Board Directors in consideration for services as director compensation pursuant to our 2007 Stock Incentive Plan.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Company

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

For the fiscal year ended June 30, 2011, approximately 18% of our revenues were earned from tax preparation and accounting services and 82% were earned from all financial planning and related services of which approximately 70% was earned from mutual funds, annuities and securities transactions, 25% from asset management, 3% from insurance, 1% from PCS Marketing, and 1% from financing services.

Managed Assets

As indicated in the following table, as of June 30, 2011, assets under AFP management increased 2.4%, or $13.6 million, to $590.1 million, from $576.5 million as of June 30, 2010.  This increase is mostly attributable to market increases of $31.9 million offset by a net removal of $18.3 million of our money under management due to attrition amongst our independent financial planners.  As of June 30, 2011, total Company assets under custody were $3.3 billion, down 13.2% or $506.1 million from June 30, 2010.  This decline is due to attrition amongst our independent financial planners.

The following table presents the market values of assets under management by AFP:

(in thousands)

Market Value as of June 30,	Annuities	Brokerage	Total Assets Under AFP Management

2011	$200,892	$389,207	$590,099
2010	$222,851	$353,693	$576,544

The following table presents the market values of total Company assets under custody:

(in thousands)

Market Value as of June 30,	Total Company Assets Under Custody

2011	$3,323,404
2010	$3,829,525

Acquisitions

We are actively pursuing acquisitions of tax preparation and accounting firms to increase our client base and accounting business. In an effort to facilitate identifying potential acquisitions, we have launched an advertising campaign involving targeted direct mail, a customized website and inbound and outbound telemarketing to prospect for leads.  In fiscal 2011 we purchased one tax preparation and accounting businesses and during 2010, we purchased two such businesses.

RESULTS OF OPERATIONS

The following table sets forth certain items from our statements of operations expressed as a percentage of revenue for fiscal years ended June 30, 2011 and 2010. The trends illustrated in the following table are not necessarily indicative of future results.

Statements of Operations as a Percentage of Revenues

	For Fiscal Years Ended June 30,
	2011	2010

Revenues
Financial Planning Services	81.5%	83.0%
Tax Preparation and Accounting Fees	18.5%	17.0%
Total Revenue	100.0%	100.0%

Operating Expenses
Commissions	54.3%	55.7%
Salaries	22.1%	20.1%
General and Administrative Expense	11.1%	11.7%
Advertising	3.0%	3.0%
Brokerage Fees & Licenses	3.3%	3.1%
Rent	6.6%	6.4%
Depreciation and Amortization	2.7%	2.8%
Total Operating Expenses	103.1%	102.8%

Income/(Loss) Before Other Income/(Expense)	-3.1%	-2.8%

Other Income/(Expense)	-1.2%	-1.0%
Income Before Income Taxes	-4.3%	-3.8%
Income Taxes	0.0%	0.0%
Net Loss	-4.3%	-3.8%

The following table sets forth a summary of our consolidated results of operations for fiscal years ended June 30, 2011 and 2010:

(in thousands, except share data)	For Fiscal Years Ended June 30,
Consolidated Results of Operations	2011	2010	% Change
Revenues	$41,483	$43,300	-4.2%
Commissions	22,531	24,102	-6.5%
Other Operating Expenses	20,228	20,402	-0.9%
Net Loss	(1,771)	(1,640)	8.0%

Diluted EPS from Net Income/(Loss)	$(0.02)	$(0.02)	0.0%

The following two tables set forth a breakdown of our consolidated revenue detail by product line and brokerage product type for the fiscal years ended June 30, 2011 and 2010:

	For Fiscal Years Ended June 30,
(in thousands)			% Change	% of Total Revenue	% of Total Revenue
Consolidated Revenue Detail	2011	2010	2011-2010	2011	2010

Revenue by Product Line
Brokerage Commissions Revenue	$23,690	$26,125	-9.3%	57.1%	60.3%
Advisory Fees (1)	8,534	8,090	5.5%	20.6%	18.7%
Tax Preparation and Accounting Fees	7,655	7,344	4.2%	18.5%	17.0%
Insurance Commissions	1,010	956	5.7%	2.4%	2.2%
PCS Marketing Revenue	434	472	-8.0%	1.0%	1.1%
Lending Services	160	313	-49.0%	0.4%	0.7%
Total Revenue	$41,483	$43,300	-4.2%	100.0%	100.0%

Brokerage Commissions Revenue by Product Type
Annuities	$6,550	$8,333	-21.4%	15.8%	19.2%
Trails (1)	8,609	7,892	9.1%	20.7%	18.2%
Mutual Funds	3,852	4,552	-15.4%	9.3%	10.5%
Equities, Bonds, &Unit Investment Trusts	2,706	1,536	76.2%	6.5%	3.6%
All Other Products	1,973	3,812	-48.2%	4.8%	8.8%
Brokerage Commissions Revenue	$23,690	$26,125	-9.3%	57.1%	60.3%

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

The following table sets forth a breakdown of our consolidated financial planning revenue by company-owned offices and independent offices for the fiscal years ended June 30, 2011 and 2010:

	For Fiscal Years Ended June 30,
(in thousands)	2011	% of Total	2010	% of Total
Company-Owned Offices	$16,780	50%	$17,559	49%
Independent Offices	17,048	50%	18,397	51%
Total	$33,828		$35,956

The following table sets forth a breakdown of our consolidated revenue detail by company-owned offices for the fiscal years ended June 30, 2011 and 2010:

	For Fiscal Years Ended June 30,
(in thousands)	2011	% of Total	2010	% of Total
Financial Planning	$16,780	69%	$17,559	71%
Tax Preparation and Accounting Services	7,655	31%	7,344	29%
Total	$24,435		$24,903

FISCAL 2011 COMPARED WITH FISCAL 2010

Revenues

Our total revenues for the fiscal year ended June 30, 2011 were $41.5 million, a decrease of 4.2%, compared with $43.3 million for the fiscal year ended June 30, 2010.  Our total revenues for the fiscal year ended June 30, 2011 consisted of $33.8 million for financial planning services and $7.7 million for tax preparation and accounting services.  Financial planning services represented approximately 81.5% and tax preparation and accounting services represented approximately 18.5% of our total revenues for the fiscal year ended June 30, 2011.  Our total revenues for the fiscal year ended June 30, 2010 consisted of $36.0 million for financial planning services and $7.3 million for tax preparation and accounting services.  Financial planning represented approximately 83.0% and tax preparation and accounting fees represented approximately 17.0% of our revenues for the fiscal year ended June 30, 2010.

Financial planning revenue was $33.8 million for the fiscal year ended June 30, 2011 compared to $36.0 million for the same period last year.  This decrease in financial planning revenue is mostly attributable to the loss of one large group of our independent financial planners ($4.0 million) in the first quarter of fiscal 2011 and the loss of two company financial planners ($1.2 million).  This loss was partially offset by increased recurring revenue due to improved market conditions, increased productivity among existing representatives and new recruits.  For the fiscal year ended June 30, 2011, revenues from recurring revenues sources (advisory fees and trails) increased to $17.1 million, up $1.2 million from $16.0 million for the fiscal year ended June 30, 2010, representing a 7.3% increase in recurring revenue.  For the fiscal year ended June 30, 2011, recurring revenue was 41.3% of our total revenue compared to 36.9% for the fiscal year ended June 30, 2010.  This increase in recurring revenue is mostly attributable to higher assets under management and securities under custody at each quarter end during fiscal 2011, at which time fees are determined and revenue is recognized compared with the same period last year.  We continue to remain committed to our strategy of growing our recurring revenues in an effort to mitigate any negative impact a volatile market may have on our other revenue streams.  This is evidenced by growth in our money under management which had a net increase of $13.6 million for the fiscal year ended June 30, 2011.

For the fiscal year ended June 30, 2011, revenues from variable annuity sales were $6.6 million compared with $8.3 million for the fiscal year ended June 30, 2010, representing a 21.4% drop in annuity revenue.  This trend is mostly indicative of our efforts to continue to diversify our product mix.

Our financial planning revenue was divided evenly between company owned offices and independent offices for the fiscal year ended June 30, 2011.  Thus within Company offices, financial planning services represented approximately 69.0% of revenues and tax preparation and accounting services represented approximately 31.0%.  Our financial planning revenue was divided approximately 49.0% for company owned offices and 51.0% for independent offices for the fiscal year ended June 30, 2010.  Within company owned offices approximately 71.0% of revenues for this time period came from financial planning and 29.0% came from tax preparation and accounting services for the fiscal year ended June 30, 2010.

Tax Preparation and accounting services revenue was $7.7 million for the fiscal year ended June 30, 2011 compared to $7.3 million during the same period last year.  This increase is mostly a result of the acquisition made during fiscal 2011, acquisitions made in the third quarter of fiscal 2010 and annual price increases.  Offsetting the increases in part are the losses in revenues from the sale of one office and attrition.

Expenses

Total operating expenses for the fiscal year ended June 30, 2011 were $42.8 million, a decrease of 3.9%, or $1.7 million from $44.5 million for the fiscal year ended June 30, 2010.  The decrease in operating expenses was attributable to a decrease in commission expense ($1.6 million) resulting from a decrease in financial planning revenue, as well as a decrease in general and administrative expenses attributable to lower settlement claims ($0.4 million) pursuant to the Instituting Order in fiscal 2010, offset in part by higher salaries and benefits ($0.5 million) mostly due to an acquisition made in December 2010 as well as changes in the compliance department of PCS imposed by the Settlement Order.

Commission expense for the fiscal year ended June 30, 2011 was $22.5 million, a decrease of $1.6 million, or 6.5%, from $24.1 million for the fiscal year ended June 30, 2010.  The decrease in commission expense is attributable to decreases in financial planning revenue.  Although there was a decline in financial planning revenue, financial planning commission expense as a percentage of financial planning revenue remain consistent year over year at 64.0%.

Salaries which consist primarily of salaries, related payroll taxes and employee benefit costs, increased $0.5 million for the fiscal year ended June 30, 2011 compared with the same period last year mostly due to salaries related to the acquisition of one tax and accounting business we acquired in December 2010 and to changes in the compliance department of PCS imposed by the Settlement Order.

General and administrative expense consists primarily of expenses for general corporate functions including outside legal and professional fees, insurance, utilities, bad debt expenses and general corporate overhead costs.  General and administrative expenses decreased by $0.5 million, or 9.3%, in the fiscal year ended June 30, 2011 compared with the fiscal year ended June 30, 2010.  This decrease is primarily attributable to a decrease in settlement claims of $0.4 million as a result of the Instituting Order in fiscal 2010 and overall cost savings in 2011.

Advertising expense decreased 6.0% to $1.2 million for the fiscal year ended June 30, 2011 compared with $1.3 million for the fiscal year ended June 30, 2010.  This decrease is primarily attributable to our efforts to find more cost effective advertising channels to grow brand awareness.

Brokerage fees and licenses expense remained relatively unchanged for the fiscal year ended June 30, 2011 compared to the same period last year.  Although total financial planning revenue decreased year over year, the product that decreased the most was annuities, which do not generate brokerage fees.

Rent expense remained relatively unchanged for the fiscal year ended June 30, 2011 compared to the same period last year mostly due to renegotiating lower rents at a number of company owned offices, downsizing or relocating a number of company owned offices to smaller locations, offset by an acquisition and annual rent increases on existing leases.

Depreciation and amortization expense was 6.5% lower for the fiscal year ended June 30, 2011 compared with the fiscal year ended June 30, 2010.  This is mostly attributable to certain assets reaching their full depreciable lives.

Our loss before other income and expense for the fiscal year ended June 30, 2011 was $1.3 million compared with a loss of $1.2 million for the fiscal year ended June 30, 2010.  This increase in loss was primarily attributable to decreased financial planning revenue of $2.1 million due to representative attrition, and an increase in salaries and benefits due to salaries related to an acquisition made in December 2010 and to changes in the compliance department of PCS imposed by the Settlement Order.  These losses were offset in part, by reduced commission expense as a result of lower financial planning revenues, increased tax and accounting service revenues and a decrease in settlement claims of $0.4 million as a result of the higher expense associated with the Instituting Order that occurred in fiscal 2010.

Total other income/(expense) for the fiscal year ended June 30, 2011 was an expense of $0.5 million compared to expense of $0.4 million for the fiscal year ended June 30, 2010.  The increase in other expense was primarily due to the loss on the sale of an office.

Our net loss for the fiscal year ended June 30, 2011, was $1.8 million, or $(0.02) per basic and diluted share, compared to a net loss of $1.6 million, or $(0.02) per basic and diluted share for the fiscal year ended June 30, 2010.  This increase in loss was primarily attributable to decreased financial planning revenue of $2.1 million due to representative attrition, an increase in salaries and benefits due to salaries related to an acquisition made in December 2010 and to changes in the compliance department of PCS imposed by the Settlement Order, and the loss on the sale of one office.  These losses were offset in part, mostly by reduced commission expense as a result of lower financial planning revenues, increased tax and accounting service revenues and a decrease in settlement claims of $0.4 million as a result of the higher expense associated with the Instituting Order that occurred in fiscal 2010.  Weighted average shares outstanding increased by 0.5 million shares compared to the prior period, mainly due to the issuance of shares in connection with director compensation during fiscal year 2011 and 2010.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2011, we had a net loss of $1.8 million and at June 30, 2011 had a working capital deficit of $3.3 million.  At June 30, 2011, we had $0.4 million of cash and cash equivalents, $1.0 thousand in marketable securities and $2.4 million of trade accounts receivable, net, to fund short-term working capital requirements.  PCS is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires that PCS maintain minimum regulatory net capital of $0.1 million and, in addition, that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1.  At June 30, 2011, we were in compliance with this regulation.

On June 10, 2011, we commenced the Gilman Ciocia $0.9 million Promissory Note Offering, a private offering of our debt securities pursuant to SEC Regulation D (the “2011 Offering”).  The securities offered for sale in the 2011 Offering were $0.9 million of promissory notes with interest payable at 10.0% (the “2011 Notes”).  The 2011 Notes are collateralized by a security interest in our gross receipts from the preparation of income tax returns received by us from January 1, 2012 through June 30, 2012 (the “2012 Gross Receipts”).  The principal of the 2011 Notes will be paid to the Note holders from the 2012 Gross Receipts on March 15, April 15, May 15, and June 15, 2012, with the balance of principal, if any, paid July 1, 2012.  On June 30, 2011 $0.7 million of the 2011 Notes was outstanding secured by an 18% interest in the 2012 Gross Receipts.  The 2011 Offering was increased to $1.3 million on July 13, 2011.  On July 26, 2011 the entire $1.3 million 2011 Notes were outstanding secured by a 25% interest in the 2012 Gross Receipts.

On May 26, 2011 we issued an unsecured promissory note in the amount of $50.0 thousand to Ted Finkelstein, our Vice President, General Counsel and Secretary payable on demand by Mr. Finkelstein at an interest rate of 10.0% per annum which was paid in full on July 1, 2011.

On December 16, 2010 we issued a $0.1 million promissory note to Mr. Finkelstein, a $64.0 thousand promissory note to Carole Enisman, our Executive Vice President of Operations, and a $36.0 thousand promissory note to Michael Ryan, our President and Chief Executive Officer.  These notes were collateralized by security interests in our gross receipts from the preparation of income tax returns received by us from January 1, 2011 through June 30, 2011 at an interest rate of 10.0% per annum with principal to be paid on or before April 1, 2011.  On April 8, 2011, these notes were paid in full.

On November 8, 2010, we commenced the Gilman Ciocia $0.5 million Promissory Note Offering, a private offering of our debt securities pursuant to SEC Regulation D (the “2010 Offering”).  The securities offered for sale in the 2010 Offering were $0.5 million of promissory notes with interest payable at 10.0% (the “2010 Notes”).  The 2010 Notes were collateralized by a security interest in our gross receipts from the preparation of income tax returns received by us from January 1, 2011 through June 30, 2011 (the “2011 Gross Receipts”).  The principal of the 2010 Notes was to be paid to the Note holders from the 2011 Gross Receipts on March 15, April 15, May 15, and June 15, 2011, with the balance of principal, if any, paid July 1, 2011.  The 2010 Offering was increased to $0.6 million on December 13, 2010 and to $0.7 million on January 25, 2011.  During May 2011 the 2010 Notes were paid in full.

On October 31, 2008 we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “2008 Offering”).  The 2008 Offering was amended on December 8, 2008, September 3, 2009, December 16, 2009, February 11, 2010, March 29, 2010 and May 31, 2011.  The securities offered for sale in the 2008 Offering, as amended were:  $3.8 million of notes with interest at 10% (the “2008 Notes”) and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).  As of June 30, 2011, $3.3 million of the 2008 Notes were outstanding and due July 1, 2012, $0.2 million of the 2008 Notes were outstanding and due July 1, 2011, which were paid on July 1, 2011 and $0.1 million, or 1.0 million shares, of our common stock were issued pursuant to the 2008 Offering.

As of September 1, 2008, we entered into a $0.5 million promissory note with Prime Partners (the “Prime Partners Note”).  The Prime Partners Note provided for 10% interest to be paid in arrears through the end of the previous month on the 15th day of each month commencing on October 15, 2008.  The principal of the Prime Partners Note was to be paid on or before July 1, 2009.  Michael Ryan is a director, an officer and a significant shareholder of Prime Partners.  The Prime Partners Note was amended as of June 30, 2009 to extend the due date of principal to July 1, 2010.  The Prime Partners Note was again amended as of May 5, 2010 to extend the due date of principal to July 1, 2011.  The Prime Partners Note was again amended as of August 1, 2010 to provide for 42 monthly payments of $15.0 thousand comprised of principal and interest at 10% on the 15th day of each month commencing on August 15, 2010 and ending on January 15, 2014.  Up to and including June 30, 2011, in the event that we determined that we could not make a payment on the monthly due date, we could defer the payment by sending written notice to Prime Partners.  Any payment so deferred, was to be paid by adding each such deferred payment to the 42 month amortization schedule as an increased monthly payment commencing on August 15, 2011.  No payments were deferred by us.  In the event that we are in default on any of the promissory notes issued in our Regulation D Private Placement, within 30 days from written notice by us, Prime Partners shall repay to us all principal payments requested in the notice.  This repayment obligation is secured by Prime Partner’s execution of a collateral assignment of a promissory note owed by Daniel R. Levy to Prime Partners dated January 23, 2004 in the original principal amount of $0.9 million and with a present outstanding principal balance of $0.4 million.  There shall be no fees owed by us to Prime Partners for any late payments and no acceleration of the Prime Partners Note as a result of any late payments.

During the quarter ended June 30, 2011, we were successful in amending all but $0.2 million of our outstanding 2008 Notes, extending the due dates of the Notes to July 1, 2012.  In addition, we were successful in raising $0.7 million from the 2010 Offering during fiscal 2011 for our short-term working capital needs, which was paid in full from the 2011 Gross Receipts and in raising $1.3 million for short-term working capital needs during fiscal 2012 from the 2011 Offering, which will be paid in full from the 2012 Gross Receipts.

Our ability to satisfy our obligations depends on our future financial performance, which will be subject to prevailing economic, financial, and business conditions, including improvements or deterioration in the markets as our asset-based recurring revenues are directly affected by changes in market conditions.  Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, implementing our strategic plan for acquisitions, cash on hand at June 30, 2011 or a combination thereof.  To the extent future capital requirements exceed cash on hand plus cash flows from operating activities and from implementing our strategic plan for acquisitions, we anticipate that working capital will be financed by the further sales of securities through private offerings and by pursuing financing through outside lenders.  We are also continuing to control operating expenses, continuing to find savings in many of areas of our operations such as leases and commitments with certain service providers, and are implementing our acquisition strategy to increase earnings and cash flow.  While management believes that capital may be available, there is no assurance that such capital can be secured or that we will be successful in future efforts to extend the due dates of our Notes and obligations.

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

DISCUSSION OF CASH FLOWS

Operating Activities

For fiscal 2011, cash used in operating activities was $0.7 million resulting primarily from the payment of settlements ($0.6 million) related to the Instituting Order.

Investing Activities

For fiscal 2011, cash used in investing activities was $8.0 thousand as we made contingency payments of $0.4 million for acquisitions acquired during the past 4 fiscal years, mostly offset by receiving $0.2 million from the sale of certain assets and payments of employee receivables ($0.2 million).

Financing Activities

For fiscal 2011, cash flows provided by financing activities were $0.2 million primarily attributable to the proceeds from the additional sales of our 2010 and 2011 Notes ($1.4 million) and the issuance of related party notes ($0.3 million).  These proceeds were offset in part by paying in full the 2010 Notes ($0.7 million), the paying down of related party notes in full ($0.2 million), the paying down of the Prime Partner Notes ($0.2 million), paying down $0.2 million of 2008 Notes that were not extended and paying down capital leases ($0.1 million).

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance related to Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. generally accepted accounting principles (“U.S. GAAP”) and the International Financial Reporting Standards (“IFRS”), that results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value. The new guidance clarifies and changes some fair value measurement principles and disclosure requirements under U.S. GAAP.  Among them is the clarification that the concepts of highest and best use and valuation premise in a fair value measurement should only be applied when measuring the fair value of nonfinancial assets. Additionally, the new guidance requires quantitative information about unobservable inputs, and disclosure of the valuation processes used and narrative descriptions with regard to fair value measurements within the Level 3 categorization of the fair value hierarchy. The requirements of the amended accounting guidance are effective for us January 1, 2012 and early adoption is prohibited.  The adoption of the new accounting guidance is not expected to have a material impact on our consolidated financial statements.

In December 2010, the FASB amended its guidance related to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more-likely-than-not that a goodwill impairment exists.  In determining whether it is more-likely-than-not that a goodwill impairment exists, consideration should be made as to whether there are any adverse qualitative factors indicating that an impairment may exist.  The requirements of the amended accounting guidance are effective for us July 1, 2011 and early adoption is prohibited.  The adoption of the new accounting guidance is not expected to have a material impact on our consolidated financial statements.

In December 2010, the FASB amended its guidance related to business combinations entered into by an entity that is material on an individual or aggregate basis.  These amendments clarify existing guidance that if an entity presents comparative financial statements that include a material business combination, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The requirements of the amended guidance are effective for us July 1, 2011 and early adoption is permitted.  This disclosure only guidance will not have a material impact on our consolidated financial statements.

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

Our significant accounting policies are discussed in Note 2 to the Notes to Consolidated Financial Statements. We believe the following are our critical accounting policies and estimates:

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Furthermore, the Company, including our wholly owned subsidiary PCS, has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with PCS. In addition, under the PCS registered representatives contract, each registered representative has indemnified us for these claims. We have established liabilities for potential losses from such complaints, legal actions, government investigations and proceedings. In establishing these liabilities, our management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect management’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined.  As of June 30, 2011, we accrued approximately $0.1 million for these matters. A majority of these claims are covered by our errors and omissions insurance policy. While we will vigorously defend ourselves in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

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

Income Tax Recognition of Deferred Tax Items

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities.  Significant management judgment is required in determining our deferred tax assets and liabilities. Management makes an assessment of the likelihood that our deferred tax assets will be recovered from future taxable income, and to an amount that it believes is more likely than not to be realized.  As of June 30, 2011 we are fully reserved for our deferred tax assets.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and debt, approximated fair value as of June 30, 2011 due to the relatively short-term maturity of these instruments and their market interest rates.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Financial Statement Indexing commencing on page F-1 hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Chief Accounting Officer, of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective.  As of June 30, 2011 management concludes that our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was effective as of June 30, 2011.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth our directors and executive officers as of September 1, 2011, their ages and the positions held by them with the Company.  Our executive officers are appointed by, and serve at the discretion of the board of directors.  Each executive officer is a full-time employee of the Company.  There are no familial relations among our officers and directors other than Michael Ryan and Carole Enisman who are husband and wife.

Name	Age	Position	Year Board Term Will Expire
James Ciocia	55	Chairman of the Board of Directors	2011
Michael Ryan	53	Chief Executive Officer, President and Director	2011
Edward Cohen (2)(3)	72	Director	2013
John Levy (1)(2)	56	Lead Director	2012
Allan Page (1)(3)	64	Director	2012
Frederick Wasserman (1)(2)	57	Director	2013
Nelson Obus (3)	64	Director	2012
Carole Enisman	52	Executive Vice President of Operations	n/a
Ted Finkelstein	58	Vice President, General Counsel and Secretary	n/a
Karen Fisher	45	Chief Accounting Officer and Treasurer	n/a

(1)	Audit Committee member
(2)	Compensation Committee member
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

EDWARD COHEN, DIRECTOR. Mr. Cohen has been a director of the Company since 2003.  Mr. Cohen has been Counsel to the international law firm of Katten Muchin Rosenman LLP since February 2002, and before that was a partner in the firm (with which he has been affiliated since 1963).  Mr. Cohen is a director of Full Circle Capital Corporation, a business development corporation under the Investment Company Act.  Mr. Cohen is a graduate of the University of Michigan and Harvard Law School. As a former partner of an international law firm and a member of the boards of several public companies, Mr. Cohen brings to our board a wealth of legal, corporate and securities expertise.

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

FREDERICK WASSERMAN, DIRECTOR.  Mr. Wasserman has been a director of the Company since September 2007.  Since May 2008 Mr. Wasserman has served as the President of FGW Partners, LLC, which provides management and financial consulting services.  From January 2007 until April 2008 Mr. Wasserman provided management and financial consulting services as a sole practitioner.  From August 2005 until December 31, 2006, Mr. Wasserman served as the Chief Operating and Chief Financial Officer for Mitchell & Ness Nostalgia Co., a privately-held manufacturer and distributor of licensed sportswear and authentic team apparel. Prior to his employment at Mitchell & Ness, Mr. Wasserman served as the President of Goebel of North America, a U.S. subsidiary of W. Goebel Porzellanfabrik GmbH & Co., an international manufacturer of collectibles, gifts and home decor. Mr. Wasserman held several positions, including Chief Financial Officer and President with Goebel of North America from 2001 to 2005.  Mr. Wasserman is non-executive Chariman of the Board for TeamStaff, Inc., a provider of government logistics services.  Mr. Wasserman is also a director of MAM Software Inc., a provider of software products for the automobile aftermarket, Acme Communications, Inc., an owner and operator of television stations, and Breeze-Eastern Corporation, a manufacturer and distributor of cargo and rescue lifting equipment.  Mr. Wasserman received a B.S. degree in Economics from The Wharton School of the University of Pennsylvania in 1976.  As the President of a management and financial consulting services firm, and former Chief Financial Officer, Chief Operating Officer and President of several public and private companies, Mr. Wasserman brings to our board a great deal of experience as an active member of a number of public company boards as well as a deep understanding of the financial and operational aspects of a business.

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

BOARD COMMITTEES

Our Board met eight times in fiscal 2011 and acted by written consent three times.  All directors attended at least 75% of the combined Board and committee meetings on which they served in fiscal 2011.  All directors are encouraged to attend our annual meeting of shareholders.  Six of our seven directors attended last year’s annual meeting.

Audit Committee

Our Audit Committee is comprised of John Levy, Chair, Allan Page and Frederick Wasserman.  The Audit Committee met five times during fiscal 2011.  The functions of the Audit Committee are as set forth in the Audit Committee Charter, which can be viewed on our website at www.gtax.com.  Our Board has determined that each of Messrs. Levy, Page and Wasserman is independent as defined in Rule 5005(a)(19) of the listing standards of the Nasdaq Stock Market and Rule 10A-3 of the Exchange Act.  Our board of directors also has determined that Mr. Levy is an “audit committee financial expert” as defined in the applicable rules and regulations of the Exchange Act.  The Audit Committee is required to pre-approve all audit and non-audit services performed by the independent auditors in order to assure that the provision of such services does not impair the auditor’s independence.  Unless a type of service to be provided has received general pre-approval from the Audit Committee, it requires specific pre-approval in each instance by the Audit Committee.  Any proposed services exceeding pre-approved cost levels generally require specific pre-approval by the Audit Committee.

Compensation Committee

See Item 11 for a discussion of our Compensation Committee.

Corporate Governance and Nominating Governance Committee

Our Corporate Governance and Nominating Committee is comprised of Edward Cohen, Chair, Nelson Obus and Allan Page.  The Corporate Governance and Nominating Committee met one time during fiscal 2011.  The functions of the Corporate Governance and Nominating Committee are as set forth in the Corporate Governance and Nominating Committee Charter, which can be viewed on our website at www.gtax.com.  Our board of directors has determined that each of Messrs. Cohen, Page and Obus is independent as defined in Rule 5005(a)(19) of the listing standards of the Nasdaq Stock Market.  The Corporate Governance and Nominating Committee will consider nominees recommended by shareholders.  Any such recommendations should be submitted in writing to our General Counsel at our principal executive offices.  Nominees recommended by shareholders will be evaluated in the same manner as nominees identified by management, the board of directors or the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee, in making its recommendations regarding Board nominees, may consider some or all of the following factors, among others: judgment, skill, diversity, experiences with businesses and other organizations of a comparable size, the interplay of the candidate’s experience with that of the other Board members, the extent to which a candidate would be a desirable addition to the Board and any committees of the Board and whether or not the candidate would qualify as an “independent director” under applicable listing standards and the Sarbanes-Oxley Act of 2002 and any related Securities and Exchange Commission regulations.

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

To our knowledge based solely on a review of Forms 3, 4 and 5 and amendments thereto, all officers, directors and/or greater than 10% shareholders of ours complied with all Section 16(a) filing requirements during the fiscal year ended June 30, 2011.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the annual compensation of the Chief Executive Officer (the “CEO”) and the two most highly compensated executive officers other than the CEO (the “Named Executive Officers”) during the fiscal years ended June 30, 2011 and 2010:

Summary Compensation Table

Name and Principal Position	Year	Salary	Option Awards (1)	Bonus		All Other Compensation (3)	Total
Michael Ryan	2011	$350,000	$—	$20,580	(2)	$17,589	$388,169
President, Chief Executive Officer and Director	2010	$350,000	$—	$98,203	(2)	$17,289	$465,492

Carole Enisman	2011	$235,000	$—	$—		$25,207	$260,207
Executive Vice President of Operations	2010	$235,000	$—	$—		$37,552	$272,552

Ted Finkelstein	2011	$185,000	$—	$—		$—	$185,000
Vice President, General Counsel and Secretary	2010	$185,000	$—	$—		$—	$185,000

(1)  During fiscal years 2011 and 2010 no options were granted to our executive officers.

(2)  Represents trails commissions earned as per an employment agreement with Michael Ryan whereby commissions were to be paid as draw against his bonus.  As per the agreement, no commissions were to be paid back no matter what bonus was calculated or if no bonus is paid.  In fiscal 2011 and 2010, no bonus was awarded.  Effective October 8, 2010 Mr. Ryan no longer receives trails commissions.

(3) Other Compensation includes the following:

Name and Principal Position	Year	Car Allowance	Commissions	Other Compensation

Michael Ryan	2011	$17, 589	$-	$17,589
President, Chief Executive Officer and Director	2010	$17, 289	$-	$17,289

Carole Enisman	2011	$13,630	$11,577	$25,207
Executive Vice President of Operations	2010	$13,630	$23,922	$37,552

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information concerning unexercised stock options, shares of restricted stock and stock options that have not vested for each of the Named Executive Officers at June 30, 2011.

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Michael Ryan	52,040	78,060	—	$ 0.18	2/19/2019
Carole Enisman	44,600	66,900	—	$ 0.18	2/19/2019
Ted Finkelstein	40,880	61,320	—	$ 0.18	2/19/2019

(1)  Time-based stock option awards granted under the 2007 Stock Incentive Plan, which awards vest, subject to continuing employment, 20% annually commencing on the first anniversary of the date of grant.

EMPLOYMENT AGREEMENTS

On August 20, 2007, we entered into an employment agreement with Michael Ryan, our President and Chief Executive Officer (the "Employment Agreement"). The Employment Agreement contains the following salient terms: the term was originally from July 1, 2007 to June 30, 2011 but was extended to December 31, 2011 on July 14, 2011 by our Board of Directors after recommendation from the compensation committee; the base salary is $350.0 thousand per year; a bonus will be awarded to Mr. Ryan ranging from 40% of base salary to 100% of base salary if actual EBITDA results for a fiscal year exceed at least 85% of the EBITDA budgeted for such fiscal year; any commissions which were paid to Mr. Ryan for personal production reduced the bonus, but under no circumstances were the commission earned be paid back; a severance payment equal to base salary and bonus (computed at 100% of base salary) will be paid to Mr. Ryan for the greater of three years or the ending date of the term if he is terminated as the result of an involuntary change of control, or the greater of one year or the ending date of the term if he is terminated as the result of a voluntary change of control. In addition, Mr. Ryan agreed to a one year covenant not to compete with the Company and a two year covenant not to solicit customers or employees of ours or registered representatives of our broker-dealer subsidiary.

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

(1)
Mr. Ryan will be paid an amount equal to his base salary and a bonus computed at 100% of his base salary for a period measured as the greater of one year from the date of termination or the December 31, 2011 ending date of the term of his Employment Agreement.

(2)
Mr. Ryan will be paid an amount equal to his base salary and a bonus computed at 100% of his base salary for a period measured as the greater of three years from the date of termination or the December 31, 2011 ending date of the term of his Employment Agreement.

		Voluntary	Voluntary Termination	Involuntary Termination
	Termination Without Cause (1)	Termination with Good Reason (1)	Following Change of Control (2)	Following Change of Control (2)
Payment due upon termination:
Cash Severance – Base Salary
Carole Enisman	$235,000	$235,000	$235,000	$235,000
Ted Finkelstein	$154,167	$154,167	$185,000	$185,000

(1)	Named Executive Officers will receive one month of compensation for each year of service with a maximum severance of one year.
(2)	Named Executive Officers will receive one year of compensation in a lump sum

DIRECTOR COMPENSATION

The table below summarizes the compensation earned by our directors during fiscal 2011:

	Fees Earned or Paid In Cash	Stock Awards (a)	Options Awards (b)	Total

James Ciocia (1)	$24,000	$5,000	$5,000	$34,000
Edward Cohen	$30,000	$5,000	$5,000	$40,000
John Levy	$54,000	$5,000	$5,000	$64,000
Nelson Obus	$27,000	$5,000	$5,000	$37,000
Allan Page	$30,000	$5,000	$5,000	$40,000
Frederick Wasserman	$30,000	$5,000	$5,000	$40,000

(a)
The amounts reported for stock awards represent the full grant date fair value of awards granted in fiscal 2011 in accordance with guidance on share-based payments.  The number of shares of stock awarded as director compensation for fiscal year ended June 30, 2011 will be computed and granted five days after the filing of the fiscal year ended June 30, 2011 10-K.

(b)
The amounts reported for option awards represent the full grant date fair value of the stock option awards granted in fiscal 2011 in accordance with guidance on share-based payments.   Outstanding shares as a result of options awarded during the fiscal year ended June 30, 2010 amount to 120,192 shares each.  The number of stock options awarded as director compensation for fiscal year ended June 30, 2011 will be computed and granted five days after the filing of the fiscal year ended June 30, 2011 10-K.   For a discussion of the assumptions and methodologies used in calculating the grant date fair value of the options awards granted during the fiscal year ended June 30, 2011 see Note 13 under the heading “Equity Compensation Plans” of the Notes to Consolidated Financial Statements.

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

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is comprised of Edward Cohen, John Levy and Frederick Wasserman, Chair.  The Compensation Committee did not meet during fiscal 2011.  The functions of the Compensation Committee are as set forth in the Compensation Committee Charter, which can be viewed on our website at www.gtax.com.  Our Board has determined that each of Messrs. Cohen, Levy and Wasserman is independent as defined in Rule 5005(a)(19) of the listing standards of the Nasdaq Stock Market. In accordance with the Compensation Committee Charter, the members are “outside directors” as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended, and “non-employee directors” within the meaning of Section 16 of the Exchange Act.

Compensation Committee Report

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

5% HOLDERS

The following table sets forth as of September 15, 2011 the holdings of the only persons known to us to beneficially own more than 5% of our outstanding common stock, the only class of voting securities issued by us. Except as indicated in the footnotes to this table and the table following and pursuant to applicable community property laws, the persons named in the table and the table following have sole voting and investment power with respect to all shares of common stock. For each individual or group included in the table and the table following, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the 98,379,656 shares of common stock outstanding as of September 1, 2011 and the number of shares of common stock that such person or group had the right to acquire within 60 days of September 1, 2011, including, but not limited to, upon the exercise of options.

NAME AND ADDRESS OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENTAGE OF CLASS
Michael Ryan 11 Raymond Avenue Poughkeepsie, NY 12603	63,542,110	(1)	64.6%

Carole Enisman 11 Raymond Avenue Poughkeepsie, NY 12603	63,542,110	(2)	64.6%

Ted Finkelstein 11 Raymond Avenue Poughkeepsie, NY 12603	63,542,110	(3)	64.6%

Ralph Porpora 11 Raymond Avenue Poughkeepsie, NY 12603	63,542,110	(4)	64.6%

Prime Partners II, LLC 11 Raymond Avenue Poughkeepsie, NY 12603	63,542,110	(5)	64.6%

Nelson Obus 450 Seventh Avenue, Suite 509 New York, NY 10123	63,542,110	(6)(7)	64.6%

Wynnefield Partners Small Cap Value LP 450 Seventh Avenue, Suite 509 New York, NY 10123	63,542,110	(8)(9)	64.6%

Wynnefield Small Cap Value Offshore Fund, Ltd 450 Seventh Avenue, Suite 509 New York, NY 10123	63,542,110	(8)(10)	64.6%

Wynnefield Partners Small Cap Value LP I 450 Seventh Avenue, Suite 509 New York, NY 10123	63,542,110	(8)(11)	64.6%

WebFinancial Corporation 61 East Main Street Los Gatos, CA 95031	63,542,110	(12)	64.6%

Dennis Conroy 10514 Brookside Road Pleasant Valley, NY 12569	63,542,110	(13)	64.6%

(1)
Includes 538,500 shares which are beneficially owned by Mr. Ryan personally and 52,040 shares underlying options.  Also includes 308,141 shares which are beneficially owned by Mr. Ryan's wife, Carole Enisman (the Executive Vice President of Operations of the Company) of which Mr. Ryan disclaims beneficial ownership; 1,093,798 shares which are beneficially owned by Prime Partners, Inc. of which Mr. Ryan is a shareholder, officer and director; 15,420,000 shares which are beneficially owned by Prime Partners II, LLC of which Mr. Ryan is a member and manager and 46,129,631 shares which are owned by certain of the other shareholders to the Shareholders Agreement of which both Mr. Ryan and Prime Partners II, disclaim beneficial ownership. Does not include 78,060 shares issuable upon the exercise of unvested options awarded for employee compensation.

(2)
Includes 263,541 shares which are beneficially owned by Ms. Enisman personally and 44,600 shares underlying options.  Also includes 63,233,969 shares owned by certain of the other partners to the Shareholders Agreement of which shares Ms. Enisman disclaims beneficial ownership.  Does not include 66,900 shares issuable upon the exercise of unvested options awarded for employee compensation.

(3)
Includes 4,338,788 shares which are beneficially owned by Mr. Finkelstein personally and 40,880 shares underlying options.  Also includes 59,162,442 shares owned by certain of the other parties to the Shareholders Agreement and of which shares Mr. Finkelstein disclaims beneficial ownership. Does not include 61,320 shares issuable upon the exercise of unvested options awarded for employee compensation.

(4)
Includes 282,500 shares which are beneficially owned by Mr. Porpora personally and 26,720 shares underlying options.  Also includes 1,093,798 shares which are beneficially owned by Prime Partners, Inc. of which Mr. Porpora is a shareholder, officer and director; and 15,420,000 shares which are beneficially owned by Prime Partners II, LLC of which Mr. Porpora is a member and manager.  Also includes 46,719,092 shares owned by certain of the other parties to the Shareholders Agreement and of which shares Mr. Porpora disclaims beneficial ownership.  Does not include 40,080 shares issuable upon the exercise of unvested options awarded for employee compensation.

(5)	Includes 48,122,110 shares owned by certain of the other parties to the Shareholders Agreement and Prime Partners II, LLC disclaims beneficial ownership of these shares.

(6)
Includes 233,333 shares which are beneficially owned by Mr. Obus personally; 125,000 shares accrued for Board of Director compensation and 87,372 shares underlying exercisable options awarded for Board of Director compensation.  Also includes 63,096,405 shares owned by certain of the other parties to the Shareholders Agreement and Mr. Obus disclaims beneficial ownership of these shares.  Does not include 166,153 shares issuable upon the exercise of unvested options awarded for Board of Director compensation.

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

(9)	Includes 55,542,110 shares owned by certain of the other parties to the Shareholders Agreement and Wynnefield Partners Small Cap Value LP disclaims beneficial ownership of these shares.

(10)	Includes 51,542,110 shares owned by certain of the other parties to the Shareholders Agreement and Wynnefield Small Cap Value Offshore Fund, Ltd. disclaims beneficial ownership of these shares.

(11)	Includes 53,542,110 shares owned by certain of the other parties to the Shareholders Agreement and Wynnefield Small Cap Value, LP I disclaims beneficial ownership of these shares.

(12)	Includes 53,084,170 shares owned by certain of the other parties to the Shareholders Agreement and WebFinancial Corporation disclaims beneficial ownership of these shares.

(13)
Includes 537,098 shares which are beneficially owned by Mr. Conroy personally and 63,233,969 shares owned by certain of the other parties to the Shareholders Agreement and Mr. Conroy disclaims beneficial ownership of these shares.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth as of September 15, 2011 the beneficial ownership of our common stock by (i) each Company director, (ii), each Named Executive Officer and (iii) the directors and all executive officers as a group.

NAME AND ADDRESS OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENTAGE OF CLASS
James Ciocia 14802 North Dale Mabry Highway, Suite 101 Tampa, FL 33618	3,340,969	(1)	3.4%

Michael Ryan 11 Raymond Avenue Poughkeepsie, NY 12603	63,542,110	(2)	64.6%

Edward Cohen 45 Club Pointe Drive White Plains, NY 10605	955,705	(3)	*

Allan Page 9 Vassar Street Poughkeepsie, NY 12603	648,705	(3)	*

John Levy 110 Oak Tree Pass Westfield, NJ 07090	448,705	(3)	*

Carole Enisman 11 Raymond Avenue Poughkeepsie, NY 12603	63,542,110	(4)	64.6%

Nelson Obus 450 Seventh Avenue, Suite 509 New York, NY 10123	63,542,110	(5)(6)	64.6%

Frederick Wasserman 4 Nobadeer Drive Pennington, NJ 08534	445,705	(3)	*

Directors and executive officers as a group (ten persons)	69,452,777		70.6%

* Less than 1.0%

(1)
Includes 600,000 shares which are held jointly with Tracy Ciocia, Mr. Ciocia's wife; 9,100 shares are held as custodian for Mr. Ciocia's sons and 125,000 shares accrued for Board of Director compensation and 127,852 shares underlying exercisable options awarded for Board of Director and employee compensation.

(2)
Includes 538,500 shares which are beneficially owned by Mr. Ryan personally and 52,040 shares underlying options.  Also includes 308,141 shares which are beneficially owned by Mr. Ryan's wife, Carole Enisman (the Executive Vice President of Operations of the Company) of which Mr. Ryan disclaims beneficial ownership; 1,093,798 shares which are beneficially owned by Prime Partners, Inc. of which Mr. Ryan is a shareholder, officer and director; 15,420,000 shares which are beneficially owned by Prime Partners II, LLC of which Mr. Ryan is a member and manager and 46,129,631 shares which are owned by certain of the other shareholders to the Shareholders Agreement of which both Mr. Ryan and Prime Partners II, disclaim beneficial ownership.

(3)	Includes 125,000 shares accrued for Board of Director compensation and 87,372 shares underlying exercisable options awarded for Board of Director compensation.

(4)
Includes 263,541 shares which are beneficially owned by Ms. Enisman personally and 44,600 shares underlying options.  Also includes 63,233,969 shares owned by certain of the other partners to the Shareholders Agreement of which shares Ms. Enisman disclaims beneficial ownership.

(5)
Includes 233,333 shares which are beneficially owned by Mr. Obus personally; 125,000 shares accrued for Board of Director compensation and 87,372 shares underlying exercisable options awarded for Board of Director compensation.  Also includes 63,096,405 shares owned by certain of the other parties to the Shareholders Agreement and Mr. Obus disclaims beneficial ownership of these shares.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) )
Equity Compensation Plans Approved by Shareholders	3,097,951	$0.16	13,030,155
Equity Compensation Plans not Approved by Shareholders	-	$-	-
Total	3,097,951	$0.16	13,030,155

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

James Ciocia, our Chairman of the Board of Directors and a financial planner for the Company, receives commissions based on a variable percentage of his own business production and under which he received an aggregate of $0.6 million in fiscal 2011.

On May 26, 2011 we issued an unsecured promissory note in the amount of $50.0 thousand to Ted Finkelstein, our Vice President, General Counsel and Secretary payable on demand by Mr. Finkelstein at an interest rate of 10.0% per annum which was paid in full on July 1, 2011.

On December 16, 2010 we issued a $0.1 million promissory note to Mr. Finkelstein, a $64.0 thousand promissory note to Carole Enisman, our Executive Vice President of Operations, and a $36.0 thousand promissory note to Michael Ryan, our President and Chief Executive Officer.  These notes were collateralized by security interests in our gross receipts from the preparation of income tax returns received by us from January 1, 2011 through June 30, 2011 at an interest rate of 10.0% per annum with principal to be paid on or before April 1, 2011.  On April 8, 2011, these notes were paid in full.

On January 27, 2009, Ms. Enisman purchased a $170.0 thousand Note of the $3.8 million of Notes.  On November 24, 2009 Ms. Enisman purchased an additional $40.0 thousand Note and Mr. Ryan purchased a $38.0 thousand Note of the $3.8 million Notes.  The Notes with Ms. Enisman were amended on March 2, 2010 extending the due date to July 1, 2011 and was also amended on May 31, 2011 extending the due date to July 1, 2012.  The Note with Mr. Ryan was amended on April 19, 2010 extending the due date to July 1, 2011 and was also amended on May 31, 2011 extending the due date to July 1, 2012.

On December 3, 2008, three trusts of which James Ciocia is a trustee, purchased an aggregate of $0.3 million of the Notes issued pursuant to the Offering in reliance upon the exemption from registration in Rule 506 of Regulation D.  On August 19, 2009, these trusts purchased an additional $0.3 million of the Notes.  The Notes with the three trusts were amended on April 19, 2010 extending the due date to July 1, 2011 and was also amended on May 31, 2011 extending the due date to July 1, 2012.

As of September 1, 2008, we entered into a $0.5 million promissory note with Prime Partners (the “Prime Partners Note”).  The Prime Partners Note provided for 10% interest to be paid in arrears through the end of the previous month on the 15th day of each month commencing on October 15, 2008.  The principal of the Prime Partners Note was to be paid on or before July 1, 2009.  Michael Ryan is a director, an officer and a significant shareholder of Prime Partners.  The Prime Partners Note was amended as of June 30, 2009 to extend the due date of principal to July 1, 2010.  The Prime Partners Note was again amended as of May 5, 2010 to extend the due date of principal to July 1, 2011.  The Prime Partners Note was again amended as of August 1, 2010 to provide for 42 monthly payments of $15.0 thousand comprised of principal and interest at 10% on the 15th day of each month commencing on August 15, 2010 and ending on January 15, 2014.  Up to and including June 30, 2011, in the event that we determined that we could not make a payment on the monthly due date, we could defer the payment by sending written notice to Prime Partners.  Any payment so deferred, was to be paid by adding each such deferred payment to the 42 month amortization schedule as an increased monthly payment commencing on August 15, 2011.  No payments were deferred by us.  In the event that we are in default on any of the promissory notes issued in our Regulation D Private Placement, within 30 days from written notice by us, Prime Partners shall repay to us all principal payments requested in the notice.  This repayment obligation is secured by Prime Partner’s execution of a collateral assignment of a promissory note owed by Daniel R. Levy to Prime Partners dated January 23, 2004 in the original principal amount of $0.9 million and with a present outstanding principal balance of $0.4 million.  There shall be no fees owed by us to Prime Partners for any late payments and no acceleration of the Prime Partners Note as a result of any late payments.

On December 26, 2007, we entered into a promissory note in the amount of $0.3 million with Prime Partners for related party debt which was previously included in accrued expenses.  The note paid interest at 10.0% per annum.  The note was payable over 31 months and was paid in full in September 2011.

At June 30, 2011 and 2010, we owed to related parties as described above $1.3 million and $1.4 million, respectively.

Director Independence

The independent members of our board of directors are Edward Cohen, John Levy, Allan Page, Nelson Obus, and Frederick Wasserman, all who have been deemed to be independent as defined in Rule 5005(a)(18) of the listing standards of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee selected Sherb & Co., LLP, an independent registered public accounting firm, to audit the consolidated financial statements of Gilman Ciocia, Inc. for the fiscal year 2011. That selection was ratified by our Board and by our shareholders at our Annual Meeting on January 18, 2011.  The following table sets forth the aggregate fees billed by Sherb & Co., LLP, for fiscal 2011 and 2010 for professional services rendered to the Company for the audit of our annual financial statements, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for those fiscal years, and for other services rendered on behalf of us during those fiscal years. All of such fees were pre-approved by our Board of Directors.  Our policy is to pre-approve all audit and non-audit services subject to a de minimis exception for non-audit services of eight percent of the total pre-approved amounts to be paid to outside auditors.

	Fiscal 2011	Fiscal 2010
Audit Fees	$175,000	$205,000

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1	Financial Statements: See “Index to Consolidated Financial Statements” set forth on page F-1.

2	Financial Statement Schedule: See “Index to Consolidated Financial Statements” set forth on page F-1.

3	Exhibits: See “Index to Exhibits” set forth below.

INDEX TO EXHIBITS

21.1	List of subsidiaries (annexed herewith).

23.1	Consent of Sherb & Co., LLP.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial and Chief Accounting Officer.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.

32.2	Certification of Principal Financial and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.

(b)	The following exhibits are incorporated by reference or attached herein:

3.1
Registrant’s Certificate of Amendment of Certificate of Incorporation, incorporated by reference to the exhibit in the Registrant’sQuarterly Report on Form 10-Q dated March 31, 2008, incorporated by reference herein.

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

GILMAN CIOCIA, INC.

Dated: September 28, 2011	By	/s/ Michael Ryan
Chief Executive Officer

Dated: September 28, 2011	By	/s/ Karen Fisher
Principal Financial and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 28th day of September, 2011.

	/s/	James Ciocia, Chairman

	/s/	Edward Cohen, Director

	/s/	Michael Ryan, Director

	/s/	Nelson Obus, Director

	/s/	Frederick Wasserman, Director

	/s/	John Levy, Director

	/s/	Allan Page, Director

	/s/	Michael Ryan, Chief Executive Officer

	/s/	Karen Fisher, Principal Financial and Chief Accounting Officer

GILMAN CIOCIA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Part II Financial Information:

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of June 30, 2011 and June 30, 2010	F-3

Consolidated Statements of Operations for the fiscal years ended June 30, 2011 and June 30, 2010	F-4

Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2011 and June 30, 2010	F-5

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2011 and June 30, 2010	F-6

Notes to Consolidated Financial Statements	F-8

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Gilman Ciocia, Inc.
Poughkeepsie, New York

We have audited the accompanying consolidated balance sheets of Gilman Ciocia, Inc. and subsidiaries as of June 30, 2011 and 2010 and the related consolidated statements of operations, shareholders' equity and cash flows for the fiscal years ended June 30, 2011 and 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gilman Ciocia, Inc. and its subsidiaries at June 30, 2011 and 2010 and the results of its operations and its cash flows for the fiscal years ended June 30, 2011 and 2010, in conformity with accounting principles generally accepted in the United States.

/s/ Sherb & Co., LLP
Certified Public Accountants

New York, New York
September 28, 2011

GILMAN CIOCIA, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2011	June 30, 2010
Assets

Cash & Cash Equivalents	$383	$928
Restricted Cash	190	190
Marketable Securities	1	5
Trade Accounts Receivable, Net	2,387	2,421
Receivables From Employees, Net	1,096	1,288
Prepaid Expenses	332	285
Other Current Assets	119	209
Total Current Assets	4,508	5,326

Property and Equipment (less accumulated depreciation
of $6,944 in 2011 and $6,593 in 2010)	995	1,304
Goodwill	4,012	4,116
Intangible Assets (less accumulated amortization of $8,352
in 2011 and $7,603 in 2010)	5,184	4,542
Other Assets	291	447
Total Assets	$14,990	$15,735

Liabilities and Shareholders' Equity

Accounts Payable ($4 are valued at fair value at June 30, 2011
and 2010)	$1,996	$1,589
Accrued Expenses	1,446	1,734
Commissions Payable	2,626	2,934
Current Portion of Notes Payable and Capital Leases	1,289	538
Deferred Income	217	88
Due to Related Parties	203	49
Total Current Liabilities	7,777	6,932

Long Term Portion of Notes Payable and Capital Leases	2,537	2,957
Long Term Portion of Related Party Notes	1,111	1,385
Other Long Term Liabilities	1,044	250
Total Liabilities	12,469	11,524

Shareholders' Equity

Preferred Stock, $0.001 par value; 100 shares authorized; none issued	-	-
Common Stock, $0.01 par value 500,000 shares authorized; 96,887
and 96,287 shares issued at June 30, 2011 and 2010, respectively	969	963
Additional Paid in Capital	36,562	36,487
Accumulated Deficit	(35,010)	(33,239)
Total Shareholders' Equity	2,521	4,211
Total Liabilities & Shareholders' Equity	$14,990	$15,735

See accompanying Notes to Consolidated Financial Statements

GILMAN CIOCIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Fiscal Years Ended June 30,
	2011	2010
Revenues
Financial Planning Services	$33,828	$35,956
Tax Preparation and Accounting Fees	7,655	7,344
Total Revenues	41,483	43,300

Operating Expenses
Commissions	22,531	24,102
Salaries and Benefits	9,184	8,713
General & Administrative	4,601	5,071
Advertising	1,235	1,314
Brokerage Fees & Licenses	1,367	1,360
Rent	2,727	2,752
Depreciation & Amortization	1,114	1,192
Total Operating Expenses	42,759	44,504

Loss Before Other Income and Expenses	(1,276)	(1,204)
Other Income/(Expenses)
Interest and Investment Income	15	17
Interest Expense	(464)	(485)
Other Income, Net	(46)	32
Total Other Income/(Expense)	(495)	(436)

Loss Before Income Taxes	(1,771)	(1,640)
Income Tax Expense	-	-
Net Loss	$(1,771)	$(1,640)

Weighted Average Number of Common
Shares Outstanding:
Basic and Diluted Shares	96,704	96,202
Basic and Diluted Net Loss Per Share:
Net Loss per Common Share	$(0.02)	$(0.02)

See accompanying Notes to Consolidated Financial Statements

GILMAN CIOCIA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

			Additional		Total
	Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2009	95,869	$959	$36,435	$(31,599)	$5,795

Net loss	-	-	-	(1,640)	(1,640)
Issuance of stock in connection with director compensation and other	500	5	57	-	62
Cancellation of Shares	(82)	(1)	(5)	-	(6)

Balance, June 30, 2010	96,287	963	36,487	(33,239)	4,211

Net loss	-	-	-	(1,771)	(1,771)
Issuance of stock in connection with director compensation and other	600	6	75	-	81

Balance, June 30, 2011	96,887	$969	$36,562	$(35,010)	$2,521

See accompanying Notes to Consolidated Financial Statements

GILMAN CIOCIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended June 30,
	2011	2010
Cash Flows From Operating Activities:
Net Loss	$(1,771)	$(1,640)

Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	1,114	1,192
Issuance of common stock for stock-based compensation and other	81	62
Loss on sale of office	82	-
Allowance for doubtful accounts	189	99
Gain on fair value recognition on accounts payable	(10)	(17)

Changes in assets and liabilities:
Accounts receivable	(136)	(215)
Prepaid and other current assets	(9)	(123)
Change in marketable securities	3	13
Other assets	27	-
Accounts payable and accrued expenses	(447)	355
Deferred income	130	(22)
Net cash used in operating activities:	(747)	(296)

Cash Flows From Investing Activities:
Capital expenditures	(26)	(83)
Cash paid for acquisitions, net of cash acquired and debt incurred	(355)	(519)
Receivables from employees	215	(340)
Proceeds from sale of office	100	-
Due from office sales	58	15
Net cash used in investing activities:	(8)	(927)

Cash Flows From Financing Activities:
Proceeds from other loans	411	467
Proceeds from notes payable	1,400	2,217
Proceeds from related parties	274	478
Payments of bank loans and other loans	(1,481)	(718)
Payments to related parties	(394)	(822)
Net cash provided by financing activities:	210	1,622

Net change in cash and cash equivalents	(545)	399
Cash and cash equivalents at beginning of fiscal year	928	529
Cash and cash equivalents at end of fiscal year	$383	$928

See accompanying Notes to Consolidated Financial Statements and supplemental disclosures to Consolidated
Statements of Cash Flows.

GILMAN CIOCIA, INC.
SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended June 30,
	2011	2010
Cash Flow Information
Cash payments during the year for
Interest	$489	$396
Taxes	$-	$-

Supplemental Disclosure of Non-Cash Transactions
Issuance of common stock for services, interest and other	$30	$30
Equipment acquired under capital leases	$-	$4
Fair value recognition on legacy accounts payable	$(39)	$(17)

GILMAN CIOCIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2011 AND 2010

1. ORGANIZATION AND NATURE OF BUSINESS

Gilman Ciocia, Inc. (together with its wholly owned subsidiaries, “we”, “us”, “our” or the “Company”) was founded in 1981 and is incorporated under the laws of the State of Delaware.  We provide federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets, accounting services to small and midsize companies and financial planning services, including securities brokerage, investment management services, insurance and financing services.  As of June 30, 2011, we had 27 company-owned offices operating in three states (New York, New Jersey, and Florida) and 38 independently operated offices providing financial planning services in 11 states.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Furthermore, the Company, including our wholly owned subsidiary Prime Capital Services, Inc. ("PCS"), has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with PCS. In addition, under the PCS registered representatives contract, each registered representative has indemnified us for these claims. We have established liabilities for potential losses from such complaints, legal actions, government investigations and proceedings. In establishing these liabilities, our management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect our estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. As of June 30, 2011, we accrued approximately $0.1 million for these matters. A majority of these claims are covered by our errors and omissions insurance policy. While we will vigorously defend ourselves in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include investments in money market funds and are stated at cost, which approximates market value. Cash at times may exceed FDIC insurable limits.  Restricted cash consists of deposits with clearing organizations.

Marketable Securities

Our short-term investments consist of trading securities and are stated at quoted market values, with unrealized gains and losses reported as investment income in earnings. During the fiscal years ended June 30, 2011 and 2010 we recorded unrealized gains/(losses) from trading securities which we deemed immaterial.  All such gains and losses are calculated on the basis of the specific-identification method. During the fiscal year ended June 30, 2011, we recognized $0.8 million in realized gains. Interest earned is included in other income/(expense). The original cost included in the carrying value of marketable securities at June 30, 2011 is $2.2 thousand.

Securities sold, but not yet purchased, are stated at quoted market values with unrealized gains and losses reflected in the statements of operations. Subsequent market fluctuations of securities sold, but not yet purchased, may require purchasing the securities at prices that may differ from the market values reflected in the accompanying balance sheets. There was no liability attributable to securities sold short, but not yet purchased, as of June 30, 2011.

Trade Accounts Receivable, Net

Our accounts receivable consist primarily of amounts due related to financial planning commissions and tax preparation and accounting services performed. We record an allowance for doubtful accounts based on management’s estimate of collectibility of such trade and notes receivables outstanding.  The allowance for doubtful accounts represents an amount considered by management to be adequate to cover potential losses, if any.  The recorded allowance was $0.3 million at June 30, 2011 and $0.2 million at June 30, 2010. Bad debt expense was $0.2 million for the fiscal year ended June 30, 2011 and $0.1 million for the fiscal year ended June 30, 2010, and is included in general and administrative expense in the statements of operations.

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

Website Development and Internal Use Software Costs

We capitalized costs incurred in the application development stage related to the development of our website and our internal use software in the amount of $0.6 million.  During the fiscal year ended June 30, 2011 and 2010 we incurred no costs in the application development stage related to the development of our website and our internal use of software.  Amortization expense is computed on a straight-line basis over a period of two to five years, the expected useful life, and amounted to approximately $47.4 thousand and $75.3 thousand for the years ended June 30, 2011 and 2010.

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

Advertising Expense

The costs to develop direct-mail advertising are accumulated and expensed upon the first mailing of such advertising. The costs to develop tax season programs and associated printing and paper costs are deferred in the first and second fiscal quarters and expensed in the third fiscal quarter upon the first use of such advertisements in the advertising programs.  Other advertising fees associated with tax season are expensed as incurred.  Advertising expense was $1.2 million and $1.3 million for the years ended June 30, 2011 and 2010, respectively.

Interest Income/(Expense)

Interest expense relates to interest owed on our debt. Interest expense is recognized over the period the debt is outstanding at the stated interest rates (see Notes 11 and 15).  Interest income relates primarily to interest earned on bonds held by the broker-dealer. Interest is recognized from the last interest payment date up to but not including the settlement date of the sale.

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

Stock-based Compensation

The fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards.  The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.  In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  In estimating our forfeiture rate, we analyzed our historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding.  If our actual forfeiture rate is materially different from our estimate, or if we reevaluate the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.  For the fiscal years ended June 30, 2011 and June 30, 2010 there was a $50.6 thousand and $32.2 thousand charge to earnings related to stock-option awards, respectively.  See Note 13 for a discussion of stock-based compensation.

Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed using the weighted average number of common shares outstanding during each period.  Options to purchase 3,097,950 common shares at an average price of $0.16 per share were outstanding during fiscal 2011 and options to purchase 2,618,098 common shares at an average price of $0.19 per share were outstanding during fiscal 2010.  These options to purchase common shares were not included in the computations of diluted earnings per share because to do so would be anti-dilutive.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and debt, approximated fair value as of June 30, 2011, because of the relatively short-term maturity of these instruments and their market interest rates.

Business Combinations

During fiscal 2011 we entered into one asset purchase agreement which include contingent consideration based upon gross revenue generated in future periods.  At the time of acquisition we recognized a liability of $1.3 million representing anticipated future contingency payments.  During fiscal 2010 we entered into two asset purchase agreements which include contingent consideration based upon gross revenue generated in future periods.  At the time of acquisition we recognized a liability of $0.3 million representing anticipated future contingency payments.  See Note 3.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance related to Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. generally accepted accounting principles (“U.S. GAAP”) and the International Financial Reporting Standards (“IFRS”), that results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value. The new guidance clarifies and changes some fair value measurement principles and disclosure requirements under U.S. GAAP.  Among them is the clarification that the concepts of highest and best use and valuation premise in a fair value measurement should only be applied when measuring the fair value of nonfinancial assets. Additionally, the new guidance requires quantitative information about unobservable inputs, and disclosure of the valuation processes used and narrative descriptions with regard to fair value measurements within the Level 3 categorization of the fair value hierarchy. The requirements of the amended accounting guidance are effective for us January 1, 2012 and early adoption is prohibited.  The adoption of the new accounting guidance is not expected to have a material impact on our consolidated financial statements.

In December 2010, the FASB amended its guidance related to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more-likely-than-not that a goodwill impairment exists.  In determining whether it is more-likely-than-not that a goodwill impairment exists, consideration should be made as to whether there are any adverse qualitative factors indicating that an impairment may exist.  The requirements of the amended accounting guidance are effective for us July 1, 2011 and early adoption is prohibited.  The adoption of the new accounting guidance is not expected to have a material impact on our consolidated financial statements.

In December 2010, the FASB amended its guidance related to business combinations entered into by an entity that are material on an individual or aggregate basis.  These amendments clarify existing guidance that if an entity presents comparative financial statements that include a material business combination, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The requirements of the amended guidance are effective for us July 1, 2011 and early adoption is permitted.  This disclosure only guidance will not have a material impact on our consolidated financial statements.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

3. ACQUISITIONS

Tax Practices
On December 17, 2010 we acquired the assets of Hoffman, Levy, Bengio & Co., PL (“HLB”), a tax and accounting services firm.  The purchase price is equal to a percentage of gross revenue generated from the preparation of tax returns and accounting services revenue from existing clients generated during a five year period.  Commencing on March 31, 2011 and each 90-day period thereafter, we will pay the seller an installment payment based on a percentage of gross revenues generated during the five year period after the closing date less all prior payments received.  In addition, the agreement includes price reductions and price increases based on meeting or not meeting certain earning requirement thresholds.  A down payment of $80.0 thousand was made.  In accordance with the FASB’s amended guidance on business combinations we recorded a liability of $1.3 million representing the future contingency payments described above.  These anticipated payments have been discounted at a per annum rate of 10%.  The final anticipated payments are subject to change based on the actual gross revenues generated from this acquisition.  The business reason for this acquisition is that HLB fit our business model, has a sizeable client base for us to market financial products and we were able to merge HLB into a pre-existing office without significant expense.

The following table summarizes the fair values and purchase price allocation at the acquisition date of the assets acquired (no liabilities assumed) related to the acquisition made as of June 30, 2011.

(in thousands)	As of Acquisition Date
Property and equipment	$20
Customer lists	1,272
Total net identifiable assets	$1,292
Consideration transferred	$80
Future estimated consideration	1,212
Total consideration	$1,292

The total cost related to this acquisition was included in the Consolidated Statement of Operations under general and administrative expenses and was $13.0 thousand.

Revenues and net loss of HLB for fiscal 2011 totaled $0.7 million and $(0.1) million, respectively for the period from acquisition date through June 30, 2011.

The following table provides unaudited pro forma results of operations as if the HLB acquisition had occurred on July 1, 2009.  The unaudited pro forma results were prepared using HLB’s current and prior year financial information, reflecting certain adjustments related to the acquisition, such as the elimination of select nonrecurring charges, and changes to administrative, interest and depreciation and amortization expenses.  These pro forma adjustments do not include any potential synergies related to combining the businesses.  Accordingly, such pro form operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of July 1, 2009 or of results that may occur in the future.

	As of June 30,
(in thousands)	2011	2010
Net sales	$42,151	$44,685
Net loss	$(1,724)	$(1,620)

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

During fiscal 2009 and 2008, we entered into asset purchase agreements to purchase six tax preparation, accounting and financial planning businesses. In each case, the purchase price is equal to a percentage of gross revenue generated from the preparation of tax returns, accounting services and financial planning revenues from clients generated during a one to five year period.  Commencing on the first quarter end after the acquisition date and each 90-day period thereafter, we will pay the sellers an installment payment based on a percentage of gross revenues generated during a one to five year period after the closing dates less all prior payments received.   Payments made as of June 30, 2011 totaled $1.6 million in the aggregate.  No liability will be recorded until the contingency is determinable beyond a reasonable doubt.  Based on an estimate of these future revenues, we expect we will have a contingent liability of $0.1 million, subject to change based on actual future revenues earned.

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

Financial Planners
During fiscal 2011 and 2010, we entered into several financial planner employment agreements.  As part of the agreements we provided total loans to these financial planners in the amount of $0.1 million in fiscal 2011 and $0.2 million in fiscal 2010.  Consistent with industry practice, some of these loans will be forgiven if the financial planner meets certain predetermined production targets and/or length of service commitments.

4. BUSINESS COMBINATIONS AND SOLD OFFICES

On November 1, 2010 we sold the assets of one of our tax and financial planning offices for $0.2 million of which $0.1 million was paid on November 19, 2010.  The remaining balance was paid during fiscal 2011.

On February 1, 2008 we sold one of our tax preparation and financial planning offices for $0.2 million.  We received a promissory note for the entire amount to be financed over 60 months.  This note is non-interesting bearing and has been recorded with a 7.0% discount rate.  The balance of the note at June 30, 2010 was approximately $0.2 million.  On August 1, 2010 we entered into an asset purchase agreement for this same office.  The purchase price is made up of the forgiveness of the balance of the current promissory note and payments equal to those previously paid by the seller.  These payments are based on a percentage of gross commissions earned by the seller.

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

Receivables from employees and independent registered representatives consist of the following:

	As of June 30,
(in thousands)	2011	2010
Demand loans from employees and independent registered representatives	$2,067	$2,276
Less: Allowance	(971)	(988)
Total	$1,096	$1,288

6. PROPERTY AND EQUIPMENT, NET

Major classes of property and equipment consist of the following:

	As of June 30,
(in thousands)	2011	2010
Equipment	$3,853	$3,819
Furniture and Fixtures	1,608	1,603
Leasehold Improvements	1,826	1,823
Software	652	652
Property and Equipment at Cost	7,939	7,897
Less: Accumulated Depreciation and Amortization	(6,944)	(6,593)
Property and Equipment, Net	$995	$1,304

Property and equipment under capitalized leases was $2.9 million at June 30, 2011 and at June 30, 2010. Accumulated amortization related to capitalized leases was $2.7 million at June 30, 2011 and $2.6 million at June 30, 2010.  Depreciation expense for property and equipment was $0.4 million for the fiscal year ended June 30, 2011 and $0.5 million for the fiscal year ended June 30, 2010.

7. GOODWILL

Goodwill, net, included on the balance sheets was $4.0 million at June 30, 2011 and $4.1 million at June 30, 2010.  Our goodwill at June 30, 2011 consists mostly of goodwill related to the acquisitions of PCS, Prime Financial Services, Inc. ("PFS") and Asset and Financial Planning, Ltd. (“AFP”) completed during or prior to the fiscal year ended June 30, 1999, which was accounted for under the purchase method.

The impairment testing for goodwill, which has an indefinite life, was performed during the fourth quarter of fiscal 2011 and 2010 using future discounted cash flows and a market value approach and it was determined that no adjustment to goodwill was required in fiscal 2011 and 2010.

A reconciliation of the change in the carrying value of goodwill for the fiscal years ended June 30, 2011 and 2010 is as follows (in thousands):

Balance at June 30, 2009	$4,029
Adjustment to purchasing accounting (1)	87
Balance at June 30, 2010	4,116
Adjustment to purchasing accounting (1)	16
Adjustment for sale of office	(120)
Balance at June 30, 2011	$4,012

(1) During fiscal 2008 and 2009, we purchased six tax preparation and accounting practices.  Initial purchase prices are adjusted based on contingency payments made subsequent to the original purchase date.  See Note 3 on Acquisitions.

8. INTANGIBLE ASSETS

During the fiscal years ended June 30, 2011 and 2010, we recorded aggregate intangible assets valued at $1.5 million and $0.5 million, respectively, in connection with acquisitions which are accounted for under the purchase method.    During fiscal 2011, we sold an office resulting in a disposal of $0.1 million of intangible assets.

Intangible assets consist of the following:

	As of June 30,
(in thousands)	2011	2010
Customer Lists	$8,457	$7,066
Broker-Dealer Registration	100	100
Non-Compete Contracts	779	779
House Accounts	600	600
Administrative Infrastructure	500	500
Independent Contractor Agreements	3,100	3,100
Intangible Assets at Cost	13,536	12,145
Less: Accumulated Amortization	(8,352)	(7,603)
Intangible Assets, Net	$5,184	$4,542

Amortization expense for the fiscal years ended June 30, 2011 and 2010 was computed on a straight-line basis over periods of two to 20 years, and amounted to $0.8 million for the fiscal year ended June 30, 2011 and $0.7 million for the fiscal year ended June 30, 2010.  Annual amortization expense will be approximately $0.8 million for each of the next three years, $0.7 million for year four and $0.6 million for year five.

As required, we performed the fair value impairment tests during the fiscal years ended June 30, 2011 and 2010.  Fair value was determined based on recent comparable sales transactions and future cash flow projections. As a result, we recognized no impairment loss in fiscal 2011 and 2010.

9. FAIR VALUE MEASUREMENTS

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

We have significant legacy accounts payable balances that are at least four years old and that we believe will never require a financial payment for a variety of reasons.  Accordingly, we opted to use the cost approach as our valuation technique to measure the fair value of our legacy accounts payable.  Based on historical payouts we have established an estimate of fifteen cents on the dollar on these legacy balances that we would potentially pay out.  The income recorded during fiscal 2011 and fiscal 2010 was $38.8 thousand and $16.6 thousand, respectively and is recorded in other income, net on our Consolidated Statement of Operations.

The following table sets forth the assets and liabilities as of June 30, 2011 which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.  As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

		Quoted Prices in Active
(in thousands)		Markets for Identical	Significant Unobservable
Description	Total Fair Value of Liability	Assets (Level 1)	Inputs (Level 3)
Cash equivalents	$191	$191	$-
Marketable securities	$1	$1	$-
Accounts payable greater than 4 years old	$4	$-	$4

Cash and cash equivalents of $0.6 million includes money market securities of $0.2 million.  The carrying value of our cash and cash equivalents, accounts payable and other current liabilities approximate fair value because of their short-term maturity.  All of our other significant financial assets, financial liabilities and equity instruments are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

10. ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of June 30,
(in thousands)	2011	2010
Accrued compensation	$307	$284
Accrued bonus	121	108
Accrued related party compensation and bonus	69	62
Accrued vacation	157	157
Accrued settlement fees	57	616
Accrued audit fees & tax fees	143	196
Accrued interest	89	110
Accrued other	185	163
Accrued acquisition	318	38
Total Accrued Expenses	$1,446	$1,734

11. DEBT AND CAPITAL LEASE OBLIGATIONS

	As of June 30,
(in thousands)	2011	2010
Private Offering Notes (a)	$2,652	$2,902
2011 Notes (b)	700	-
Note Payable for Insurance (c)	29	21
Capitalized Lease Obligations (d)	445	572
Total	3,826	3,495
Less: Current Portion	(1,289)	(538)
Total	$2,537	$2,957

(a) On October 31, 2008 we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “2008 Offering”).  The 2008 Offering was amended on December 8, 2008, September 3, 2009, December 16, 2009, February 11, 2010, March 29, 2010 and May 31, 2011.  The securities offered for sale in the 2008 Offering, as amended were:  $3.8 million of notes with interest at 10% (the “2008 Notes”) and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).  As of June 30, 2011, $3.3 million of the 2008 Notes are outstanding and due July 1, 2012 (inclusive of $848.0 thousand in related party, see Note 15 (b)(c)), $0.2 million of the 2008 Notes are outstanding and due July 1, 2011, which were paid on July 1, 2011 and $0.1 million, or 1.0 million shares, of our common stock were issued pursuant to the 2008 Offering.

On January 27, 2009, Carole Enisman, Executive Vice President of Operations purchased a $170.0 thousand Note of the $3.8 million of Notes.  On November 24, 2009 Ms. Enisman purchased an additional $40.0 thousand Note and Michael Ryan, President and Chief Executive Officer purchased a $38.0 thousand Note of the $3.8 million Notes.  The Notes with Ms. Enisman were amended on March 2, 2010 extending the due date to July 1, 2011 and was again amended on May 31, 2011 extending the due date to July 1, 2012.  The Note with Mr. Ryan was amended on April 19, 2010 extending the due date to July 1, 2011and was also amended on May 31, 2011 extending the due date to July 1, 2012.  On December 3, 2008 and August 19, 2009, three trusts, of which James Ciocia, Chairman of the Board is a trustee, purchased an aggregate of $0.6 million of Notes of the $3.8 million of the Notes.  The Notes with the three trusts were amended on April 19, 2010 extending the due date to July 1, 2011 and was also amended on May 31, 2011 extending the due date to July 1, 2012.  The Carole Enisman, Michael Ryan and James Ciocia as trustee purchases which amount to $848.0 thousand are included in related party debt.

(b) On June 10, 2011, we commenced the Gilman Ciocia $0.9 million Promissory Note Offering, a private offering of our debt securities pursuant to SEC Regulation D (the”2011 Offering”).  The securities offered for sale in the 2011 Offering were $0.9 million of promissory notes with interest payable at 10.0% (the “2011 Notes”).  The 2011 Notes are collateralized by a security interest in our gross receipts from the preparation of income tax returns received by us from January 1, 2012 through June 30, 2012 (the “2012 Gross Receipts”).  The principal of the 2011 Notes will be paid to the Note holders from the 2012 Gross Receipts on March 15, April 15, May 15, and June 15, 2012, with the balance of principal, if any, paid July 1, 2012.  On June 30, 2011 $0.7 million of the 2011 Notes was outstanding secured by an 18% interest in the 2012 Gross Receipts.  The 2011 Offering was increased to $1.3 million on July 13, 2011.  On July 26, 2011 the entire $1.3 million 2011 Notes were outstanding secured by a 25% interest in the 2012 Gross Receipts.

(c) We have historically financed our insurance premiums over a short-term period of time.

(d) We are the lessee of certain equipment and leasehold improvements under capital leases expiring through 2014. The assets and liabilities under capital leases are carried at the lower of the present value of minimum lease payments or the fair market value of the asset. The assets are depreciated over the shorter of their estimated useful lives or their respective lease terms. Depreciation of assets under capital leases is included in depreciation expense.

On November 8, 2010, we commenced the Gilman Ciocia $0.5 million Promissory Note Offering, a private offering of our debt securities pursuant to SEC Regulation D (the “2010 Offering”).  The securities offered for sale in the 2010 Offering were $0.5 million of promissory notes with interest payable at 10.0% (the “2010 Notes”).  The 2010 Notes were collateralized by a security interest in our gross receipts from the preparation of income tax returns received by us from January 1, 2011 through June 30, 2011 (the “2011 Gross Receipts”).  The principal of the 2010 Notes was to be paid to the Note holders from the 2011 Gross Receipts on March 15, April 15, May 15, and June 15, 2011, with the balance of principal, if any, paid July 1, 2011.  The 2010 Offering was increased to $0.6 million on December 13, 2010 and to $0.7 million on January 25, 2011.  During May 2011 the 2010 Notes were paid in full.

Minimum future lease payments under capital leases as of June 30, 2011 are as follows:

(in thousands) For Fiscal Years Ended	Minimum Future Lease Payments
2012	505
2013	36
2014	11
Total	552
Less amount representing finance charge	(107)
Present value of net minimum lease payments	$445

Capital equipment leases have the lease rate factor (finance charge) built into the monthly installment and range from 6.3% to 36.8%.

Debt Maturities – Notes Payable and Related Party Notes

The stated maturities of all long-term debt, including capital lease obligations and related party notes due after June 30, 2011 are as follows:

(in thousands)
For Fiscal Years Ended	Matures
2012	1,492
2013	3,538
2014	110
$5,140

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

The following is a schedule by fiscal year of future minimum rental payments required under operating leases as of June 30, 2011:

(in thousands) For Fiscal Years Ended	Minimum Rental Payments
2012	$2,307
2013	1,743
2014	1,016
2015	876
2016	460
Thereafter	135
Total	$6,537

Rent expense from operations for both fiscal years ended June 30, 2011 and 2010 was $2.7 million and $2.8 million, respectively.

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

Clearing Agreements

We are party to clearing agreements with unaffiliated correspondent brokers, which in relevant part state that we will assume customer obligations in the event of a default. At June 30, 2011, the clearinghouse brokers held approximately $0.2 million of cash as a deposit requirement, which is included in current assets on the balance sheet at June 30, 2011 as a reduction to amounts due to such brokers.

Net Capital Requirements

PCS is subject to the SEC's Uniform Net Capital Rule 15c 3-1, which requires that PCS maintain minimum regulatory net capital of $0.1 million and, in addition, that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed the greater of 15 to 1. As of June 30, 2011, we were in compliance with these regulations.

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

Under the terms of the Settlement, the Company and PCS agreed to certain undertakings including retaining an Independent Compliance Consultant to conduct a comprehensive review of their supervisory, compliance and other policies, practices and procedures related to variable annuities.  On October 20, 2010, the Independent Compliance Consultant submitted his report of recommendations to the SEC, which are being implemented by PCS. As of July 29, 2011, Asset & Financial Planning, Ltd., our wholly owned registered investment advisor subsidiary, had completed and implemented recommendations 36 to 45 listed in the Independent Compliance Consultant's report of recommendations.

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

PCS agreed to pay disgorgement of $97,389 and prejudgment interest of $46,874, for a total payment of $144,263 within twenty (20) days from the issuance of the Settlement Order, which was paid on March 29, 2010.  The Company agreed to pay civil penalties of $450,000 and disgorgement of $1.00.  Payment of the civil penalties by the Company shall be made in the following installments:  $53,824 was to be paid within twenty (20) days of the issuance of the Settlement Order and was paid on March 29, 2010; $198,088 was to be paid within 180 days from the issuance of the Settlement Order; and $198,088 is to be paid within 364 days from the issuance of the Settlement Order, with post-judgment interest due on the second and third installments.  $100,000 of the second installment was paid on September 15, 2010 with the balance of $98,088 paid on October 12, 2010.  The late payment has resulted in the SEC accelerating the third installment, which was paid on December 31, 2010 including interest in the amount of approximately $8.0 thousand.

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

The Administrative Law Judge ordered that the Representatives disgorge commissions earned and pay civil money penalties.  In addition, the Administrative Law Judge ordered that each of the Representatives is barred from association with any broker, dealer, or investment adviser.   Two of the Representatives have filed an appeal of the Initial Decision staying their sanctions pending the appeal.  Their appeals were heard by the SEC on August 24, 2011 and a final decision will be issued by the SEC.

The Company and PCS are defendants and respondents in lawsuits and FINRA arbitrations in the ordinary course of business.  As such, we have established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, our management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of the losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect our estimate of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter.  Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. We accrued $0.1 million as a reserve for potential settlements, judgments and awards at June 30, 2011.  PCS has errors and omissions coverage that will cover a portion of such matters. In addition, under the PCS registered representatives contract, each registered representative is responsible for covering awards, settlements and costs in connection with these claims. While we will vigorously defend our self in these matters and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

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

During fiscal 2011, there was a $50.6 thousand charge to earnings related to stock-option awards, and during fiscal 2010 there was a $32.2 thousand charge to earnings related to stock-option awards.

The table below summarizes plan and non-plan stock option activity for the fiscal years ended June 30, 2011 and 2010:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding, June 30, 2009	2,175,800	$0.20
Granted	499,998	0.15
Exercised	-	-
Expired	-	-
Canceled	(57,700)	.18
Outstanding, June 30, 2010	2,618,098	$0.19
Granted	721,152	0.15
Exercised	-	-
Expired	(10,000)	6.00
Canceled	(231,300)	0.18
Outstanding, June 30, 2011	3,097,950	$0.16

Exercisable June 30, 2010	434,460	$0.30
Exercisable June 30, 2011	850,720	$0.17

The weighted average fair value of options granted during the years ended June 30, 2011 and 2010 was $0.15 for each year.

Stock Option Price Schedule
As of June 30, 2011

Weighted
		Average	Weighted	Number	Weighted
	Number of	Remaining	Average	Exercisable	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Price	Outstanding	Life (Years)	Price	Outstanding	Price
$0.01-$0.18	3,097,950	7	$ 0.16	850,720	$ 0.17

The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

	2011	2010
Expected Life (Years)	10	8
Risk Free Interest Rate	2.82%	2.31%
Volatility	203.09%	187.23%
Dividend Yield	0.00%	0.00%

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

14. EMPLOYEE BENEFIT PLAN

We maintain a 401(k) plan for the benefit of our eligible employees. We have not made any discretionary annual matching contributions.

15. RELATED PARTY DEBT AND TRANSACTIONS

	As of June 30,
(in thousands)	2011	2010

Prime Partners Note (a)	$416	$582
Ciocia as Trustee Note (b)	600	600
Enisman/Ryan Note (c)	248	248
Finkelstein Note (d)	50	-
Other Officer’s Notes	-	4
Total	1,314	1,434
Less: Current Portion	(203)	(49)
Total	$1,111	$1,385

(a) As of September 1, 2008, we entered into a $0.5 million promissory note with Prime Partners (the “Prime Partners Note”).  The Prime Partners Note provided for 10% interest to be paid in arrears through the end of the previous month on the 15th day of each month commencing on October 15, 2008.  The principal of the Prime Partners Note was to be paid on or before July 1, 2009.  Michael Ryan is a director, an officer and a significant shareholder of Prime Partners.  The Prime Partners Note was amended as of June 30, 2009 to extend the due date of principal to July 1, 2010.  The Prime Partners Note was again amended as of May 5, 2010 to extend the due date of principal to July 1, 2011.  The Prime Partners Note was again amended as of August 1, 2010 to provide for 42 monthly payments of $15.0 thousand comprised of principal and interest at 10% on the 15th day of each month commencing on August 15, 2010 and ending on January 15, 2014. Up to and including June 30, 2011, in the event that we determined that we could not make a payment on the monthly due date, we could defer the payment by sending written notice to Prime Partners.  Any payment so deferred, was to be paid by adding each such deferred payment to the 42 month amortization schedule as an increased monthly payment commencing on August 15, 2011.  No payments were deferred by us.  In the event that we are in default on any of the promissory notes issued in our Regulation D Private Placement, within 30 days from written notice by us, Prime Partners shall repay to us all principal payments requested in the notice.  This repayment obligation is secured by Prime Partner’s execution of a collateral assignment of a promissory note owed by Daniel R. Levy to Prime Partners dated January 23, 2004 in the original principal amount of $0.9 million and with a present outstanding principal balance of $0.4 million.  There shall be no fees owed by us to Prime Partners for any late payments and no acceleration of the Prime Partners Note as a result of any late payments.

On December 26, 2007, we entered into a promissory note in the amount of $0.3 million with Prime Partners for related party debt which was previously included in accrued expenses.  The note paid interest at 10.0% per annum.  The note was payable over 31 months and was paid in full in September 2011.

(b) On December 3, 2008, three trusts of which James Ciocia is a trustee, purchased an aggregate of $0.3 million of the Notes issued pursuant to the Offering in reliance upon the exemption from registration in Rule 506 of Regulation D.  On August 19, 2009, these trusts purchased an additional $0.3 million of the Notes.  The Notes with the three trusts were amended on April 19, 2010 extending the due date to July 1, 2011 and was also amended on May 31, 2011 extending the due date to July 1, 2012.  See Note 11.

(c) On January 27, 2009, Carole Enisman, Executive Vice President of Operations purchased a $0.2 million Note of the $3.8 million of Notes.  On November 24, 2009 Ms. Enisman purchased an additional $40.0 thousand Note and Michael Ryan, President and Chief Executive Officer purchased a $38.0 thousand Note of the $3.8 million Notes.  The Notes with Ms. Enisman were amended on March 2, 2010 extending the due date to July 1, 2011 and was also amended on May 31, 2011 extending the due date to July 1, 2012.  The Note with Mr. Ryan was amended on April 19, 2010 extending the due date to July 1, 2011 and was also amended on May 31, 2011 extending the due date to July 1, 2012.  See Note 11.

(d) On May 26, 2011 we issued an unsecured promissory note in the amount of $50.0 thousand to Ted Finkelstein, our Vice President, General Counsel and Secretary payable on demand by Mr. Finkelstein at an interest rate of 10.0% per annum which was paid in full on July 1, 2011.

Other Related Party Transactions

On December 16, 2010 we issued a $0.1 million promissory note to Mr. Finkelstein, a $64.0 thousand promissory note to Carole Enisman, our Executive Vice President of Operations, and a $36.0 thousand promissory note to Michael Ryan, our President and Chief Executive Officer.  These notes were collateralized by security interests in our gross receipts from the preparation of income tax returns received by us from January 1, 2011 through June 30, 2011 at an interest rate of 10.0% per annum with principal to be paid on or before April 1, 2011.  On April 8, 2011, these notes were paid in full.

James Ciocia, our Chairman of the Board of Directors and a financial planner for the Company, receives commissions based on a variable percentage of his own business production and under which he received an aggregate of $0.6 million and $0.5 million in fiscal 2011 and 2010, respectively.

16. TAXES ON INCOME

For fiscal years ended June 30, 2011 and June 30, 2010 there was no income taxes recorded in the Consolidated Financial Statements.

A valuation allowance has been established against the deferred tax assets as of June 30, 2011 and June 30, 2010.

Our net operating loss carry forwards (“NOL”) of $23.4 million at June 30, 2011 expire generally from 2022 to 2031.  The ability to utilize net operating loss carryovers may be restricted based on Internal Revenue Code Section 382 “changes in ownership.”

A reconciliation of the federal statutory rate to the provision for income taxes is as follows:

	For Fiscal Years Ended June 30,
(in thousands)	2011		2010

Pre-tax income (loss) from Continuing operations	$(1,771)		$(1,640)
Federal income taxes/(benefit)
computed at statutory rates	(620)	35.0%	(574)	35.0%
State and local taxes/(benefit)
net of federal tax benefit	-	-	-	-
Accrual for non-deductible expense	-	-	112	(6.8)
Valuation reserve	620	(35.0)	462	(28.2)
Total income tax expense provision	$-	-%	$-	-%

Net deferred assets were comprised of the following:

	As of June 30,
(in thousands)	2011	2010
Net operating loss carry forward	$8,200	$7,500
Intangibles	1,000	1,100
Other, net	700	600
Total	9,900	9,200
Less Valuation reserve	(9,900)	(9,200)
Net	$-	$-

17. EQUITY TRANSACTIONS

On October 20, 2010 we issued in the aggregate $30.0 thousand in common stock, or 600,000 shares to certain of our Board of Directors in consideration for services as director compensation pursuant to our 2007 Stock Incentive Plan.

18. SUBSEQUENT EVENTS

On September 23, 2011 we issued an unsecured promissory note in the amount of $50.0 thousand to Carole Enisman, our our Executive Vice President of Operations, payable on demand by Ms. Enisman at an interest rate of 10.0% per annum.

On September 21, 2011 we issued an unsecured promissory note in the amount of $50.0 thousand to Ted Finkelstein, our Vice President, General Counsel and Secretary, payable on demand by Mr. Finkelstein at an interest rate of 10.0% per annum.

On July 14, 2011, our Board of Directors, after recommendation from the compensation committee, extended Mr. Ryan’s Employment Agreement to December 31, 2011.

On July 1, 2011 we paid $0.2 million of the 2008 Notes that were not extended to July 1, 2012.

On May 26, 2011 we issued an unsecured promissory note in the amount of $50.0 thousand to Ted Finkelstein, our Vice President, General Counsel and Secretary payable on demand by Mr. Finkelstein at an interest rate of 10.0% per annum which was paid in full on July 1, 2011.

On June 10, 2011, we commenced the Gilman Ciocia $0.9 million Promissory Note Offering, a private offering of our debt securities pursuant to SEC Regulation D (the”2011 Offering”).  The securities offered for sale in the 2011 Offering were $0.9 million of promissory notes with interest payable at 10.0% (the “2011 Notes”).  The 2011 Notes are collateralized by a security interest in our gross receipts from the preparation of income tax returns received by us from January 1, 2012 through June 30, 2012 (the “2012 Gross Receipts”).  The principal of the 2011 Notes will be paid to the Note holders from the 2012 Gross Receipts on March 15, April 15, May 15, and June 15, 2012, with the balance of principal, if any, paid July 1, 2012.  On June 30, 2011 $0.7 million of the 2011 Notes was outstanding secured by an 18% interest in the 2012 Gross Receipts.  The 2011 Offering was increased to $1.3 million on July 13, 2011.  On July 26, 2011 the entire $1.3 million 2011 Notes were outstanding secured by a 25% interest in the 2012 Gross Receipts.