Form 10-Q
period 2011-09-30
GILMAN CIOCIA, INC.
filed 2011-11-14
CIK 914142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________

Commission File Number 000-22996

GILMAN CIOCIA, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	11-2587324
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 11, 2011, 97,486,546 shares of the issuer's common stock, $0.01 par value, were outstanding.

GILMAN CIOCIA, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Period Ending September 30, 2011

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Such statements, including statements regarding our expectations about our ability to raise capital, our strategy to achieve our corporate objectives, including our strategy to pursue growth through acquisitions, to increase revenues through our registered representative recruiting program and expand our brand awareness and business presence, our ability to be profitable, our expectations that the number of tax preparers who are certified public accountants will increase, the cyclical nature of our business, our liquidity and our ability to fund and intentions for funding future operations, revenues, the outcome or effect of litigation, arbitration and regulatory investigations, the impact of certain accounting pronouncements, the effects of our cost-cutting measures and our intention to continue to closely control expenses, contingent liability associated with acquisitions, the impact of the current economic conditions, and others, are based upon current information, expectations, estimates and projections regarding us, the industries and markets in which we operate, and management's assumptions and beliefs relating thereto.  Words such as “will,” “plan,” “anticipate”, “expect,” “remain,” “intend,” “estimate,” “approximate,” “believe” and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecasted in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, the uncertainty of laws, legislation, regulations, supervision and licensing by federal, state and local authorities and their impact on the lines of business in which we and our subsidiaries are involved; unforeseen compliance costs; changes in economic, political or regulatory environments; the impact of the economic downturn; changes in competition and the effects of such changes; our ability to raise additional capital and to service or extend the terms of our debt and other financial obligations; the inability to implement our strategies; changes in management and management strategies; our inability to successfully design, create, modify and operate our computer systems and networks; and litigation and regulatory actions involving us.  Readers should take these factors, as well as those risks contained in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q into account in evaluating any such forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  The reader should, however, consult further disclosures we may make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GILMAN CIOCIA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
	Unaudited
	September 30,	June 30,
	2011	2011 (1)
Assets

Cash & Cash Equivalents	$236	$383
Restricted Cash	190	190
Marketable Securities	1	1
Trade Accounts Receivable, Net	2,647	2,387
Receivables from Employees, Net	1,005	1,096
Prepaid Expenses	510	332
Other Current Assets	92	119
Total Current Assets	4,681	4,508

Property and Equipment (less accumulated depreciation of $7,012
at September 30, 2011 and $6,944 at June 30, 2011)	936	995
Goodwill	4,012	4,012
Intangible Assets (less accumulated amortization of $8,556 at
September 30, 2011 and $8,352 at June 30, 2011)	4,980	5,184
Other Assets	301	291
Total Assets	$14,910	$14,990

Liabilities and Shareholders' Equity

Accounts Payable ($4 are valued at fair value at
September 30, 2011 and June 30, 2011)	$1,970	$1,996
Accrued Expenses	1,368	1,446
Commission Payable	2,585	2,626
Current Portion of Notes Payable and Capital Leases	4,305	1,289
Deferred Income	241	217
Due to Related Parties	1,097	203
Total Current Liabilities	11,566	7,777

Long Term Portion of Notes Payable and Capital Leases	26	2,537
Long Term Portion of Related Party Notes	224	1,111
Other Long Term Liabilities	1,020	1,044
Total Liabilities	12,836	12,469

Shareholders' Equity

Preferred Stock, $0.001 par value; 100 shares authorized; none issued	-	-
Common Stock, $0.01 par value 500,000 shares authorized; 96,887 shares
issued at September 30, 2011 and June 30, 2011	969	969
Additional Paid in Capital	36,574	36,562
Accumulated Deficit	(35,469)	(35,010)
Total Shareholders' Equity	2,074	2,521
Total Liabilities and Shareholders' Equity	$14,910	$14,990
(1) Derived from audited financial statements.
See Notes to Unaudited Consolidated Financial Statements

GILMAN CIOCIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)
	For the Three Months Ended September 30,
	2011	2010
Revenues
Financial Planning Services	$8,864	$8,902
Tax Preparation and Accounting Fees	704	633
Total Revenues	9,568	9,535

Operating Expenses
Commissions	5,321	5,831
Salaries and Benefits	2,220	2,038
General and Administrative	911	1,129
Advertising	187	187
Brokerage Fees and Licenses	362	339
Rent	625	695
Depreciation and Amortization	273	277
Total Operating Expenses	9,899	10,496

Loss Before Other Income and Expenses	(331)	(961)
Other Income/(Expenses)
Interest and Investment Income	2	5
Interest Expense	(128)	(113)
Other Expense, Net	(2)	(8)
Total Other Income/(Expense)	(128)	(116)

Loss Before Income Taxes	(459)	(1,077)
Income Tax Expense	-	-
Net Loss	$(459)	$(1,077)

Weighted Average Number of Common
Shares Outstanding:
Basic and Diluted Shares	96,887	96,287

Basic and Diluted Net Loss Per Share:
Net Loss Per Common Share	$(0.00)	$(0.01)

See Notes to Unaudited Consolidated Financial Statements

GILMAN CIOCIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)
	For the Three Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(459)	$(1,077)

Adjustments to reconcile net loss to net cash provided
by/(used in) operating activities:
Depreciation and amortization	273	277
Issuance of common stock for stock-based compensation and other	12	15
Allowance for doubtful accounts	15	65
Gain on fair value recognition on accounts payable	-	(4)

Changes in assets and liabilities:
Accounts receivable	(276)	(81)
Prepaid and other current assets	(151)	(148)
Change in marketable securities	-	3
Other assets	(11)	(4)
Accounts payable and accrued expenses	(46)	180
Deferred income	24	10
Net cash used in operating activities:	(619)	(764)

Cash Flows from Investing Activities:
Capital expenditures	(9)	(9)
Cash paid for acquisitions, net of cash acquired and debt incurred	(124)	(86)
Receivables from employees	91	87
Net cash used in investing activities:	(42)	(8)

Cash Flows from Financing Activities:
Proceeds from other loans	251	315
Proceeds from notes payable	550	-
Proceeds from related parties	100	-
Payments to related parties	(92)	(45)
Payments of capital leases and other loans	(295)	(192)
Net cash provided by financing activities:	514	78

Net change in cash and cash equivalents	(147)	(694)
Cash and cash equivalents at beginning of period	383	928
Cash and cash equivalents at end of period	$236	$234

See Notes to Unaudited Consolidated Financial Statements and Supplemental Disclosures to Consolidated Statements of Cash Flows

GILMAN CIOCIA, INC.
Supplemental Disclosures to Consolidated Statements of Cash Flows (unaudited)
(in thousands)
	For the Three Months Ended September 30,
	2011	2010
Cash Flow Information
Cash payments during the year for:
Interest	$127	$113
Taxes	$-	$-

Supplemental Disclosure of Non-Cash Transactions
Fair value recognition on legacy accounts payable	$-	$4

See Notes to the Unaudited Consolidated Financial Statements

GILMAN CIOCIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  ORGANIZATION AND NATURE OF BUSINESS

Description of the Company

Gilman Ciocia, Inc. (together with its wholly owned subsidiaries, “we”, “us”, “our” or the “Company”) was founded in 1981 and is incorporated under the laws of the State of Delaware.  We provide federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets, accounting services to small and midsize companies and financial planning services, including securities brokerage, investment management services, insurance and financing services.  As of September 30, 2011, we had 27 company-owned offices operating in the states of New York, New Jersey, and Florida and 39 independently operated offices providing financial planning services in 11 states.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted pursuant to such rules and regulations.  However, we believe that the disclosures are adequate to make the information presented not misleading.  The Consolidated Balance Sheet as of September 30, 2011, the Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010 and the Consolidated Statements of Cash Flows for the three months ended September 30, 2011 and 2010 are unaudited.  The Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations.  The operating results for the three months ended September 30, 2011 are not necessarily indicative of the results to be expected for any other interim period or any future year.  These Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

GILMAN CIOCIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include investments in money market funds and are stated at cost, which approximates market value.  Cash at times may exceed FDIC insurable limits.   Restricted cash consists of deposits with clearing firms.

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

GILMAN CIOCIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed using the weighted average number of common shares outstanding during each period.  Options to purchase 3,097,950 common shares at an average price of $0.16 per share were outstanding during the three months ended September 30, 2011 and options to purchase 2,618,098 common shares at an average price of $0.19 per share were outstanding during the three months ended September 30, 2010, but were not included in the computation of diluted earnings per share because to do so would be anti-dilutive and because the options’ exercise prices were greater than the average market price of the common shares.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and debt, approximated fair value as of September 30, 2011 because of the relatively short-term maturity of these instruments and their market interest rates.

Contingent Consideration

During fiscal 2011 we entered into one asset purchase agreement which includes contingent consideration based upon gross revenue generated in future periods.  At the time of acquisition we recognized a liability of $1.3 million representing anticipated future contingency payments.  See Note 8.

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

3.  RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued new guidance on testing goodwill for impairment. Pursuant to the new guidance an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss. Under the new guidance, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The new guidance does not change the current guidance for testing other indefinite lived intangible assets for impairment. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011.  As of September 30, 2011, the Company has not elected to adopt the new guidance early, and when adopted, this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

GILMAN CIOCIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.  RECENT ACCOUNTING PRONOUNCEMENTS - continued

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

In December 2010, the FASB amended its guidance related to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more-likely-than-not that a goodwill impairment exists.  In determining whether it is more-likely-than-not that a goodwill impairment exists, consideration should be made as to whether there are any adverse qualitative factors indicating that an impairment may exist.  The requirements of the amended accounting guidance were effective for us July 1, 2011 and early adoption was prohibited.  The adoption of the new accounting guidance did not have a material impact on our consolidated financial statements.

In December 2010, the FASB amended its guidance related to business combinations entered into by an entity that are material on an individual or aggregate basis.  These amendments clarify existing guidance that if an entity presents comparative financial statements that include a material business combination, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The requirements of the amended guidance were effective for us July 1, 2011 and early adoption was permitted.  This disclosure-only guidance did not have a material impact on our consolidated financial statements.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

GILMAN CIOCIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.  COMMITMENTS AND CONTINGENCIES

On June 30, 2009, the SEC commenced an administrative proceeding against the Company, Michael P. Ryan, the Company’s President and CEO (“Ryan”) and Rose M. Rudden, the Chief Compliance Officer of PCS (“Rudden”).  Under the terms of a settlement reached with the SEC on March 16, 2010, the Company and PCS agreed to certain undertakings, including retaining an Independent Compliance Consultant to conduct a comprehensive review of their supervisory, compliance and other policies, practices and procedures related to variable annuities. On October 20, 2010, the Independent Compliance Consultant submitted his report of recommendations to the SEC, which are being implemented by PCS.

On June 25, 2010, an Administrative Law Judge issued a decision (the “Decision”) concerning Ryan and Rudden.  The Decision included prohibiting Ryan and Rudden from serving in a supervisory capacity with any broker, dealer, or investment adviser with the right to reapply after one year.  The Decision became effective on August 5, 2010.

Michael Ryan will continue to serve as the President and CEO of the Company.  To ensure that Mr. Ryan does not violate the supervisory restrictions contained in the Decision, our Board of Directors has imposed a restriction that prohibits him from exercising any supervisory authority over PCS and Asset & Financial Planning, Ltd. (“AFP”), a wholly owned subsidiary and a registered investment advisor, activities or PCS and AFP representatives, including our employees in their capacity as PCS representatives.  Our Board of Directors has delegated to Carole Enisman, Executive Vice President of Operations, any issue that could potentially impact the conduct or employment of a PCS or AFP registered representative in his or her capacity as a PCS or AFP registered representative.  Ms. Enisman has been instructed that with respect to any such issue, she reports to our Board of Directors, and not to Mr. Ryan as President of Gilman Ciocia, Inc.

The Company and PCS are defendants and respondents in lawsuits and Financial Industry Regulatory Authority (“FINRA”) arbitrations in the ordinary course of business.  PCS has errors and omissions insurance coverage that will cover a portion of such matters.  In addition, under the PCS registered representatives contract, each registered representative is responsible for covering awards, settlements and costs in connection with these claims.  While we will vigorously defend ourselves in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.  At September 30, 2011 we have accrued $0.1 million for potential settlements, judgments and awards.

GILMAN CIOCIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.  EQUITY

On October 31, 2011, pursuant to the Company’s 2007 Stock Incentive Plan (the “2007 Plan”), we granted to the independent members of our Board of Directors and Jim Ciocia, our Chairman of the Board, in aggregate, $30.0 thousand in common stock options, or 626,304 common stock options each with an exercise price of $0.15 and a ten-year term which vest as to 20.0% of the shares annually commencing one year after the date of grant and which have a Black-Scholes value at the time of grant determined based on the closing price of our common stock on the date of grant.  Additionally, on October 31, 2011 we issued in the aggregate to these same board members $30.0 thousand in common stock, or 600,000 shares of restricted common stock.

On June 10, 2011 we commenced the Gilman Ciocia $0.9 million Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “2011 Offering”).  The securities offered for sale in the 2011 Offering were $0.9 million of notes with interest payable at 10.0% (the “2011 Notes”).  The 2011 Notes are collateralized by a security interest in our gross receipts from the preparation of income tax returns received by us from January 1, 2012 through June 30, 2012 (the “2012 Gross Receipts”).  The principal of the 2011 Notes will be paid to the Note holders from the 2012 Gross Receipts on March 15, April 15, May 15, and June 15, 2012, with the balance of principal, if any, paid July 1, 2012.  The 2011 Offering was increased to $1.3 million on July 13, 2011.  On September 30, 2011 the entire $1.3 million 2011 Notes were outstanding secured by a 25% interest in the 2012 Gross Receipts.

On October 31, 2008 we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “2008 Offering”).  The 2008 Offering was amended on December 8, 2008, September 3, 2009, December 16, 2009, February 11, 2010, March 29, 2010 and May 31, 2011.  The securities offered for sale in the 2008 Offering, as amended were:  $3.8 million of notes with interest at 10.0% (the “2008 Notes”) and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).  As of September 30, 2011, $3.4 million of the 2008 Notes are outstanding and due July 1, 2012 and $0.1 million, or 1.0 million shares, of our common stock were issued pursuant to the 2008 Offering.

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

GILMAN CIOCIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.  FAIR VALUE MEASUREMENTS - continued

We have accounts payable balances that are at least four years old and that we believe will never require a financial payment for a variety of reasons.  Accordingly, we opted to use the cost approach as our valuation technique to measure the fair value of our legacy accounts payable.  Based on historical payouts we have established an estimate of fifteen cents on the dollar on these legacy balances that we would potentially pay out.  No income was recorded during the three months ended September 30, 2011.

The following table sets forth the assets and liabilities as of September 30, 2011 which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.  These are classified based on the lowest level of input that is significant to the fair value measurement:

		Quoted Prices in Active
(in thousands)	Carrying	Markets for Identical	Significant Unobservable
Description	Value	Assets (Level 1)	Inputs (Level 3)
Cash equivalents	$191	$191	$-
Marketable securities	$1	$1	$-
Accounts payable greater than 4 years old	$4	$-	$4

Cash and cash equivalents of $0.4 million includes money market securities of $0.2 million.  The carrying value of our cash and cash equivalents, accounts payable and other current liabilities approximates fair value because of their short-term maturity. All of our other significant financial assets, financial liabilities and equity instruments are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

GILMAN CIOCIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying value of goodwill remained unchanged at $4.0 million for the three month period ended September 30, 2011.

Other intangible assets subject to amortization are comprised of the following at:

(in thousands)	September 30, 2011	June 30, 2011
Customer Lists	$8,457	$8,457
Broker-Dealer Registration	100	100
Non-Compete Contracts	779	779
House Accounts	600	600
Administrative Infrastructure	500	500
Independent Contractor Agreements	3,100	3,100
Intangible Costs at Cost	13,536	13,536
Less: Accumulated Amortization and Impairment	(8,556)	(8,352)
Intangible Assets, Net	$4,980	$5,184

Amortization expense for both the three months ended September 30, 2011 and September 30, 2010 was $0.2 million.

8.  ACQUISITIONS

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

Revenues and net loss of HLB for the three months ended September 30, 2011 totaled $0.3 million and $(0.1) million.

The following table provides unaudited pro forma results of operations as if the HLB acquisition had occurred on July 1, 2010.  The unaudited pro forma results were prepared using HLB’s current and prior year financial information, reflecting certain adjustments related to the acquisition, such as the elimination of select nonrecurring charges, and changes to administrative, interest and depreciation and amortization expenses.  These pro forma adjustments do not include any potential synergies related to combining the businesses.  Accordingly, such pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of July 1, 2010 or of results that may occur in the future.

GILMAN CIOCIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.  ACQUISITIONS - continued

	As of September 30,
(in thousands)	2011	2010
Net sales	$9,568	$9,810
Net loss	$(459)	$(1,139)

9.  DEBT

	September 30,	June 30,
(in thousands)	2011	2011
2008 Notes (a)	$2,502	$2,652
2011 Notes (b)	1,250	700
Note Payable for Insurance (c)	171	29
Capitalized Lease Obligations	408	445
Total	4,331	3,826
Less: Current Portion	(4,305)	(1,289)
Total Long-Term Portion	$26	$2,537

(a) On October 31, 2008 we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “2008 Offering”).  The 2008 Offering was amended on December 8, 2008, September 3, 2009, December 16, 2009, February 11, 2010, March 29, 2010 and May 31, 2011.  The securities offered for sale in the 2008 Offering, as amended were:  $3.8 million of notes with interest at 10% (the “2008 Notes”) and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).  As of June 30, 2011, $3.3 million of the 2008 Notes were outstanding and due July 1, 2012 (inclusive of $848.0 thousand in related party notes, see Note 12 (b)(c)), $0.2 million of the 2008 Notes were outstanding and due July 1, 2011, which were paid on July 1, 2011 and $0.1 million, or 1.0 million shares, of our common stock were issued pursuant to the 2008 Offering.

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

(b) On June 10, 2011, we commenced the Gilman Ciocia $0.9 million Promissory Note Offering, a private offering of our debt securities pursuant to SEC Regulation D (the”2011 Offering”).  The securities offered for sale in the 2011 Offering were $0.9 million of promissory notes with interest payable at 10.0% (the “2011 Notes”).  The 2011 Notes are collateralized by a security interest in our gross receipts from the preparation of income tax returns received by us from January 1, 2012 through June 30, 2012 (the “2012 Gross Receipts”).  The principal of the 2011 Notes will be paid to the Note holders from the 2012 Gross Receipts on March 15, April 15, May 15, and June 15, 2012, with the balance of principal, if any, paid July 1, 2012.  On June 30, 2011 $0.7 million of the 2011 Notes was outstanding and secured by an 18% interest in the 2012 Gross Receipts.  The 2011 Offering was increased to $1.3 million on July 13, 2011.  On September 30, 2011 the entire $1.3 million 2011 Notes were outstanding and secured by a 25% interest in the 2012 Gross Receipts.

(c) We have historically financed our insurance premiums over a short-term period of time.

GILMAN CIOCIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9.  DEBT - continued

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

Changes in our stock option activity during the three months ended September 30, 2011 were as follows:
	Shares	Weighted Average Exercise Price
Outstanding, June 30, 2011	3,097,950	$0.16
Granted	-	-
Exercised	-	-
Expired	-	-
Canceled	-	-
Outstanding, September 30, 2011	3,097,950	$0.16

Exercisable, September 30, 2011	847,040	$0.17

The range of exercise prices for the outstanding options at September 30, 2011 is between $0.10 and $0.18.

On October 31, 2011, pursuant to the 2007 Plan, we granted to the independent members of our Board of Directors and Jim Ciocia, our Chairman of the Board, in aggregate, $30.0 thousand in common stock options, or 626,304 common stock options each with an exercise price of $0.15 and a ten-year term which vest as to 20.0% of the shares annually commencing one year after the date of grant and which have a Black-Scholes value at the time of grant determined based on the closing price of our common stock on the date of grant.  Additionally, on October 31, 2011 we issued in the aggregate to these same board members $30.0 thousand in common stock, or 600,000 shares of restricted common stock.

GILMAN CIOCIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11.  ACCRUED EXPENSES

Accrued expenses consist of the following:

(in thousands)	September 30,	June 30,
	2011	2011

Accrued compensation	$206	$307
Accrued bonus	121	121
Accrued related party compensation and bonus	39	69
Accrued vacation	157	157
Accrued settlement fees	85	57
Accrued audit fees & tax fees	162	143
Accrued interest	91	89
Accrued other	200	185
Accrued acquisitions short term	307	318
Total Accrued Expenses	$1,368	$1,446

12.  RELATED PARTY TRANSACTIONS

	September 30,	June 30,
(in thousands)	2011	2011

Prime Partners Note (a)	$373	$416
Ciocia as Trustee Note (b)	600	600
Enisman and Ryan Note (c)	248	248
Other Officer’s Notes (d)	100	50
Total	1,321	1,314
Less: Current Portion	(1,097)	(203)
Total Long-Term Portion	$224	$1,111

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

(b) On December 3, 2008, three trusts of which James Ciocia is a trustee, purchased an aggregate of $0.3 million of the 2008 Notes.  On August 19, 2009, these trusts purchased an additional $0.3 million of the 2008 Notes.  The 2008 Notes with the three trusts were amended on April 19, 2010 extending the due date to July 1, 2011 and was also amended on May 31, 2011 extending the due date to July 1, 2012.  See Note 9.

GILMAN CIOCIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.  RELATED PARTY TRANSACTIONS - continued

(c) On January 27, 2009, Carole Enisman, Executive Vice President of Operations purchased a $0.2 million 2008 Note of the $3.8 million of the 2008 Notes.  On November 24, 2009 Ms. Enisman purchased an additional $40.0 thousand 2008 Note and Michael Ryan, President and Chief Executive Officer purchased a $38.0 thousand 2008 Note of the $3.8 million 2008 Notes.  The 2008 Notes with Ms. Enisman were amended on March 2, 2010 extending the due date to July 1, 2011 and was also amended on May 31, 2011 extending the due date to July 1, 2012.  The 2008 Note with Mr. Ryan was amended on April 19, 2010 extending the due date to July 1, 2011 and was also amended on May 31, 2011 extending the due date to July 1, 2012.  See Note 9.

(d) On May 26, 2011 we issued an unsecured promissory note in the amount of $50.0 thousand to Ted Finkelstein, our Vice President, General Counsel and Secretary payable on demand by Mr. Finkelstein at an interest rate of 10.0% per annum which was paid in full on July 1, 2011.  On September 21, 2011 we issued an unsecured promissory note in the amount of $50.0 thousand to Mr. Finkelstein, payable on demand by Mr. Finkelstein at an interest rate of 10.0% per annum which was paid in full on November 1, 2011.  On September 23, 2011 we issued an unsecured promissory note in the amount of $50.0 thousand to Carole Enisman, our Executive Vice President of Operations, payable on demand by Ms. Enisman at an interest rate of 10.0% per annum.

At September 30, 2011, the aggregate amount we owed to related parties was $1.3 million.

13.  SUBSEQUENT EVENTS

On November 1, 2011 we paid in full the unsecured demand promissory note in the amount of $50.0 thousand to Mr. Finkelstein.

On October 31, 2011, pursuant to the 2007 Plan, we granted to the independent members of our Board of Directors and Jim Ciocia, our Chairman of the Board, in aggregate, $30.0 thousand in common stock options, or 626,304 common stock options each with an exercise price of $0.15 and a ten-year term which vest as to 20.0% of the shares annually commencing one year after the date of grant and which have a Black-Scholes value at the time of grant determined based on the closing price of our common stock on the date of grant.  Additionally, on October 31, 2011 we issued in the aggregate to these same board members $30.0 thousand in common stock, or 600,000 shares of restricted common stock.

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

Overview

Gilman Ciocia, Inc. (together with its wholly owned subsidiaries, “we”, “us”, “our”, or the “Company”) was founded in 1981 and is incorporated under the laws of the State of Delaware.  We provide federal, state and local income tax return preparation for individuals predominantly in middle and upper income brackets and accounting services to small and midsize companies and financial planning services, including securities brokerage, investment management services, insurance and financing services.  Our financial planning clients generally are introduced to us through our tax return preparation services, accounting services and educational workshops. We believe that our tax return preparation and accounting services are inextricably intertwined with our financial planning activities in our Company offices and that overall profitability will depend, in part, on the two channels leveraging off each other since many of the same processes, procedures and systems support sales from both channels.  Accordingly, management views and evaluates the Company as one segment.

The financial planners who provide such services are either employees of the Company or independent contractors, all of whom are registered representatives of Prime Capital Services, Inc. (“PCS”), a wholly owned subsidiary.  PCS conducts a securities brokerage business that provides regulatory oversight and products and sales support to its registered representatives, who sell investment products and provide services to their clients.  PCS receives a share of commissions earned from the services that the financial planners provide to their clients in transactions for securities, insurance and related products.  PCS is a registered securities broker-dealer with the Securities and Exchange Commission (“SEC”) and a member of the Financial Industry Regulatory Authority (“FINRA”).  We also have a wholly owned subsidiary, Asset & Financial Planning, Ltd. (“AFP”), which is registered with the SEC as an investment advisor.  Almost all of our financial planners are also authorized agents of insurance underwriters.  We have the capability of processing insurance business through PCS and Prime Financial Services, Inc. (“PFS”), a wholly owned subsidiary, which are licensed insurance brokers, as well as through other licensed insurance brokers.  We are a licensed mortgage broker in the States of New York and Pennsylvania.  GC Capital Corporation, a wholly owned subsidiary of the Company, is a licensed mortgage broker in the State of Florida.  PCS also earns revenues from its strategic marketing relationships with certain product sponsors (“PCS Marketing”) which enables PCS to efficiently utilize its training, marketing and sales support resources.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We also provide financial planning services through approximately 39 independently owned and operated offices in 11 states.  We believe that we benefit from economies of scale associated with the aggregate production of both Company offices and independently owned offices.

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

Managed Assets

As indicated in the following table, as of September 30, 2011, assets under AFP management decreased 14.0%, or $82.8 million, to $507.3 million, from $590.1 million as of June 30, 2011.  This decrease is mostly attributable to market conditions and to a net removal of $27.2 million of our money under management.  As of September 30, 2011, total Company securities under custody were $3.0 billion, down 8.6%, or $287.3 million from June 30, 2011.

The following table presents the market values of assets under AFP management:

(in thousands) Market Value as of	Annuities	Brokerage	Total Assets Under Management

9/30/2011	$159,787	$347,559	$507,346
6/30/2011	$200,892	$389,207	$590,099
3/31/2011	$217,259	$381,202	$598,461
12/31/2010	$220,878	$385,681	$606,559

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table presents the market values of total Company securities under custody.  The numbers do not include fixed annuities.

(in thousands) Market Value as of	Total Company Securities Under Custody

9/30/2011	$3,036,131
6/30/2011	$3,323,404
3/31/2011	$3,454,754
12/31/2010	$3,566,116

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2010

Revenue

The following table presents revenue by product line and brokerage revenue by product type:

	For the Three Months Ended September 30,
(in thousands)			% Change	% of Total Revenue	% of Total Revenue
Consolidated Revenue Detail	2011	2010	2011-2010	2011	2010

Revenue by Product Line
Brokerage Commissions Revenue	$6,254	$6,182	1.2%	65.4%	64.8%
Insurance Commissions	398	391	1.8%	4.1%	4.1%
Advisory Fees (1)	2,095	2,141	-2.1%	21.9%	22.5%
Tax Preparation and Accounting Fees	704	633	11.2%	7.4%	6.6%
Lending Services	44	86	-48.8%	0.4%	0.9%
Marketing Revenue	73	102	-28.4%	0.8%	1.1%
Total Revenue	$9,568	$9,535	0.3%	100.0%	100.0%

Brokerage Commissions Revenue by Product Type
Mutual Funds	$632	$896	-29.5%	6.6%	9.4%
Equities, Bonds & Unit Investment Trusts	684	616	11.0%	7.2%	6.5%
Annuities	1,832	1,874	-2.2%	19.1%	19.7%
Trails (1)	2,422	2,157	12.3%	25.3%	22.6%
All Other Products	684	639	7.0%	7.2%	6.7%
Brokerage Commissions Revenue	$6,254	$6,182	1.2%	65.4%	64.8%

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2010 - continued

The following table sets forth a breakdown of our consolidated financial planning revenue by company-owned offices and independent offices for the three months ended September 30, 2011 and 2010:

	For Three Months Ended September 30,
(in thousands)	2011	% of Total	2010	% of Total
Company-Owned Offices	$4,899	55.3%	$4,572	51.4%
Independent Offices	3,965	44.7%	4,330	48.6%
Total	$8,864		$8,902

Our total revenues for the three months ended September 30, 2011 were $9.6 million consisting of $8.9 million for financial planning services and $0.7 million for tax preparation and accounting services, compared to $9.5 million for the three months ended September 30, 2010 consisting of $8.9 million for financial planning services and $0.6 million for tax preparation and accounting services, an increase in total of $33.0 thousand or 0.3%.  Financial planning services represented approximately 93.0% and tax preparation fees and accounting services represented approximately 7.0% of our total revenues during the three months ended September 30, 2011 and 2010.  Revenue from financial planning services consisted of approximately 71.0% earned from brokerage commissions, 24.0% from asset management, 4.0% from insurance, and 1.0% from PCS marketing.

Financial planning revenue was $8.9 million for the three months ended September 30, 2011, relatively unchanged from the same period in 2010.  Revenues from trails and advisory fees increased by $0.2 million or 5.0% for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 while all other products increased by $0.1 million.  These gains were offset by a decrease in mutual funds of $0.3 million, or 30.0%.

Tax preparation and accounting services revenue was $0.7 million for the three months ended September 30, 2011, up $0.1 million from the same period last year.  The majority of this increase in tax preparation and accounting services revenue is attributable to an acquisition made in fiscal year 2011 as well as price increases for tax preparation services, offset in part by the sale of one tax and accounting services office and attrition.

Expenses

Our total operating expenses for the three months ended September 30, 2011 were $9.9 million, down $0.6 million or 5.7%, compared to $10.5 million for the three months ended September 30, 2010.  This decrease is mostly due to reduced commission expenses of $0.5 million, reduced professional fees of $0.2 million and reduced rent of $0.1 million.  These savings were offset in part by an increase in salaries mostly resulting from changes in our broker dealer compliance department, as well as due to new hires from acquisitions made during fiscal year 2011.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued
RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2010 - continued

Commission expense was $5.3 million for the three months ended September 30, 2011, compared with $5.8 million for the same period in 2010.  Financial planning commission expense as a percentage of financial planning revenue was approximately 60.0% for the three months ended September 30, 2011 and 65.0% for the three months ended September 30, 2010.  This decrease in commission expense as a percentage of revenue is the result of higher financial planning revenues amongst our employee channel where a lower commission percentage is paid than on the independent channel.

Salaries, which consist primarily of compensation, related payroll taxes and employee benefit costs, increased by $0.2 million or 8.9% to $2.2 million for the three months ended September 30, 2011 compared to the same period last year.  This increase is mostly the result of changes in our broker dealer compliance department as well as new hires from acquisitions made during fiscal year 2011.

General and administrative expenses decreased by $0.2 million or 19.3% in the three months ended September 30, 2011 compared with the same period last year.  This decrease is mostly attributable to a decrease in professional fees as we paid a one-time settlement with the Securities and Exchange Commission (the “SEC”) during fiscal year 2011.

Advertising expense remained relatively unchanged for the three months ended September 30, 2011 compared to the same period in 2010.  We continue to control these costs while maintaining our marketing strategy.

Brokerage fees and licenses increased $23.0 thousand or 6.8% in the three months ended September 30, 2011 compared to the same period in 2010.  This increase is mostly due to more transactions going through brokerage accounts versus direct applications.

Rent expense decreased by 10.1%, or $0.1 million for the three months ended September 30, 2011 compared to the same period last year.   This decrease is attributable to the sale of one office during fiscal 2011, lower rents at a number of company owned offices and downsizing or relocating a number of company offices to smaller locations, offset in part by an acquisition and annual rent increases on other existing leases.

Depreciation and amortization expense decreased by 1.4%, or $4.0 thousand for the three months ended September 30, 2011 compared with the same period in 2010.  This decrease is mostly attributable to certain assets reaching their full depreciable lives and the sale of one office, offset in part by increases in depreciation and amortization as a result of the two acquisitions made in fiscal 2010 and the acquisition made in fiscal 2011.

Our loss from operations before other income and expense decreased to $0.3 million for the three months ended September 30, 2011 compared to a loss of $1.0 million for the three months ended September 30, 2010.  Our net loss for the three months ended September 30, 2011 was $0.5 million, or $0.00 per basic and diluted share, compared with $1.1 million, or $0.01 per basic and diluted share for the three months ended September 30, 2010.  The decrease in loss from operations was primarily attributable to higher tax and accounting revenues and a reduction in expenses mostly in commission expense.  These gains were offset in part by higher salaries in fiscal 2011.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Total other income/(expense) was a net expense of $0.1 million for the three months ended September 30, 2011, an increase of $12.0 thousand or 10.3% compared with the same period last year.  This increase is mostly the result of higher interest expense due to the issuance of private offering notes.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended September 30, 2011, we realized a net loss of $0.5 million and at September 30, 2011 we had a working capital deficit of $6.9 million.  At September 30, 2011 we had $0.4 million of cash and cash equivalents and $2.6 million of trade accounts receivable, net, to fund short-term working capital requirements. PCS is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires that PCS maintain minimum regulatory net capital of $100,000 and, in addition, that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed fifteen to one.  At September 30, 2011 we were in compliance with this regulation.

On June 10, 2011 we commenced the Gilman Ciocia $0.9 million Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “2011 Offering”).  The securities offered for sale in the 2011 Offering were $0.9 million of notes with interest payable at 10.0% (the “2011 Notes”).  The 2011 Notes are collateralized by a security interest in our gross receipts from the preparation of income tax returns received by us from January 1, 2012 through June 30, 2012 (the “2012 Gross Receipts”).  The principal of the 2011 Notes will be paid to the Note holders from the 2012 Gross Receipts on March 15, April 15, May 15, and June 15, 2012, with the balance of principal, if any, paid July 1, 2012.  The 2011 Offering was increased to $1.3 million on July 13, 2011.  On September 30, 2011 the entire $1.3 million 2011 Notes that were outstanding and are secured by a 25% interest in the 2012 Gross Receipts.

On October 31, 2008 we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “2008 Offering”).  The 2008 Offering was amended on December 8, 2008, September 3, 2009, December 16, 2009, February 11, 2010, March 29, 2010 and May 31, 2011.  The securities offered for sale in the 2008 Offering, as amended were:  $3.8 million of notes with interest at 10.0% (the “2008 Notes”) and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).  As of September 30, 2011, $3.4 million of the 2008 Notes were outstanding and are due July 1, 2012 and $0.1 million, or 1.0 million shares, of our common stock were issued pursuant to the 2008 Offering.

On May 26, 2011 we issued an unsecured promissory note in the amount of $50.0 thousand to Ted Finkelstein, our Vice President, General Counsel and Secretary.  Such note was payable on demand by Mr. Finkelstein and earned interest at the rate of 10.0% per annum.  Such note was paid in full on July 1, 2011.  On September 21, 2011 we issued an unsecured promissory note in the amount of $50.0 thousand to Mr. Finkelstein payable on demand by Mr. Finkelstein at an interest rate of 10.0% per annum which was paid on November 1, 2011.  On September 23, 2011 we issued an unsecured promissory note in the amount of $50.0 thousand to Carole Enisman, our Executive Vice President of Operations, payable on demand by Ms. Enisman at an interest rate of 10.0% per annum.

On or before July 1, 2012 $3.4 million of the 2008 Notes and $1.3 million of the 2011 Notes are scheduled to become due.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We anticipate that the 2008 Notes with a due date of July 1, 2012 will be extended to July 1, 2013 and that our 2011 Notes will be paid with 2012 Gross Receipts.  Our ability to satisfy these and other obligations depends on our future financial performance, which will be subject to prevailing economic, financial, and business conditions.  Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand at September 30, 2011, extensions of due dates on existing notes or a combination thereof.  To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by the further sales of securities through private offerings.  We are also continuing to control operating expenses and are implementing our acquisition strategy to increase earnings and cash flow.  While management believes that capital may be available, there is no assurance that such capital can be secured.  Additionally, there can be no assurance that our cost control measures will provide the capital needed which could adversely impact our business, nor can we assure the extensions of due dates on existing notes.

While we believe that payments to tax preparation and accounting practices which we have acquired have been and will continue to be funded through cash flow generated from those acquisitions, we need additional capital to fund initial payments on future acquisitions.  If we do not have adequate capital to fund those future acquisitions, we may not be able to proceed with such intended acquisitions, which could result in our not fully realizing all of the revenue which might otherwise be available to us.

All claims involving the variable annuity sales practices of certain registered representatives of PCS that involve the settlement with the SEC have been interrelated by the insurance carrier.  The total remaining insurance coverage for all of these claims was reduced from $1.0 million to $0.3 million after settling claims.  As a result of this decreased insurance coverage, we could be required to pay significant additional out of pocket costs, which would have a material adverse effect on our working capital and our results of operations.

Our net cash used in operating activities was $0.6 million for the three months ended September 30, 2011, compared with net cash used in operating activities of $0.8 million for the three months ended September 30, 2010.  This improvement is mostly due to the decreased net loss.

Net cash used in investing activities was $42.0 thousand for the three months ended September 30, 2011 compared with net cash used in investing activities of $8.0 thousand for the three months ended September 30, 2010.  Most of this increase is related to our acquisition made in fiscal 2011.

Net cash provided by financing activities was $0.5 million for the three months ended September 30, 2011 compared with net cash provided by financing activities of $0.1 million for the three months ended September 30, 2010.  This increase in net cash provided by financing activities can be attributed to the sale of 2011 Notes made during the three months ended September 30, 2011, which totaled $0.6 million and receipts from related party parties in the amount of $0.1 million, offset by the pay down of $0.2 million of the 2008 Notes and $50.0 thousand of related party notes.

OFF BALANCE SHEET ARRANGEMENT
None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

Our critical accounting estimates have not changed materially from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended June 30, 2011 as filed with the SEC.

Recent Accounting Pronouncements

In September 2011, the FASB issued new guidance on testing goodwill for impairment. Pursuant to the new guidance an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss. Under the new guidance, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The new guidance does not change the current guidance for testing other indefinite lived intangible assets for impairment. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011.  As of September 30, 2011, the Company has not elected to adopt the new guidance early, and when adopted, this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

In December 2010, the FASB amended its guidance related to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more-likely-than-not that a goodwill impairment exists.  In determining whether it is more-likely-than-not that a goodwill impairment exists, consideration should be made as to whether there are any adverse qualitative factors indicating that an impairment may exist.  The requirements of the amended accounting guidance were effective for us July 1, 2011 and early adoption was prohibited.  The adoption of the new accounting guidance did not have a material impact on our consolidated financial statements.

In December 2010, the FASB amended its guidance related to business combinations entered into by an entity that are material on an individual or aggregate basis.  These amendments clarify existing guidance that if an entity presents comparative financial statements that include a material business combination, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The requirements of the amended guidance were effective for us July 1, 2011 and early adoption was permitted.  This disclosure-only guidance did not have a material impact on our consolidated financial statements.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

ITEM 3. QUANTITATIVE AND QUALITATTIVE DISCLOSURES ABOUT MARKET RISK
None

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

ITEM 4. CONTROLS AND PROCEDURES - continued

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Chief Accounting Officer, of our disclosure controls and procedures.  In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of September 30, 2011, our Chief Executive Officer and Principal Financial and Chief Accounting Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls

During the three months ended September 30, 2011, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and PCS are defendants and respondents in lawsuits and FINRA arbitrations in the ordinary course of business.  As such, we have established liabilities for potential losses from such complaints, legal actions, investigations and proceedings.  In establishing these liabilities, our management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of the losses.  In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters.  In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution.  However, accruals are reviewed regularly and are adjusted to reflect our estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters.  If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined.  PCS has errors and omissions insurance coverage that will cover a portion of such matters.  In addition, under the PCS registered representatives contract, each registered representative is responsible for covering awards, settlements and costs in connection with these claims.  While we will vigorously defend ourselves in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.  At September 30, 2011 we have accrued $0.1 million for potential settlements, judgments and awards.

ITEM 1A.  RISK FACTORS

Our risk factors have not changed materially from those disclosed in Part I, Item 1A of our 2011 Annual Report on Form 10-K as filed with the SEC on September 28, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith)

31.2	Rule 13a-14(a) Certification of Principal Financial and Chief Accounting Officer. (Filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.( Filed herewith)

32.2	Certification of Principal Financial and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

101
The financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): Consolidated Balance Sheets; Consolidated Statements of Operations; Consolidated Statements of Cash Flows; and Notes to Consolidated Financial Statements, tagged as blocks of text. (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GILMAN CIOCIA, INC.

Dated: November 14, 2011	By:	/s/ Michael Ryan
Michael Ryan
Chief Executive Officer

Dated: November 14, 2011	By:	/s/ Karen Fisher
Karen Fisher
Principal Financial and Chief Accounting Officer