Form 10-Q
period 2012-03-31
GILMAN CIOCIA, INC.
filed 2012-05-15
CIK 914142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

---------------------------

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 14, 2012, 97,486,546 shares of the issuer's common stock, $0.01 par value, were outstanding.

GILMAN CIOCIA, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Period Ending March 31, 2012

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

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GILMAN CIOCIA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	Unaudited
	March 31,	June 30,
	2012	2011 (1)
Assets

Cash & Cash Equivalents	$401	$383
Restricted Cash	190	190
Marketable Securities	11	1
Trade Accounts Receivable, Net	2,874	2,387
Receivables from Employees, Net	932	1,096
Prepaid Expenses	499	332
Other Current Assets	78	119
Total Current Assets	4,985	4,508

Property and Equipment (less accumulated depreciation of $7,147
at March 31, 2012 and $6,944 at June 30, 2011)	845	995
Goodwill	4,015	4,012
Intangible Assets (less accumulated amortization of $8,968 at
March 31, 2012 and $8,352 at June 30, 2011)	4,665	5,184
Other Assets	270	291
Total Assets	$14,780	$14,990

Liabilities and Shareholders' Equity

Accounts Payable ($5 and $4 are valued at fair value at
March 31, 2012 and June 30, 2011, respectively)	$1,795	$1,996
Accrued Expenses	1,573	1,446
Commission Payable	2,710	2,626
Current Portion of Notes Payable and Capital Leases	4,252	1,289
Deferred Income	192	217
Due to Related Parties	1,095	203
Total Current Liabilities	11,617	7,777

Long Term Portion of Notes Payable and Capital Leases	25	2,537
Long Term Portion of Related Party Notes	143	1,111
Other Long Term Liabilities	931	1,044
Total Liabilities	12,716	12,469

Shareholders' Equity

Preferred Stock, $0.001 par value; 100 shares authorized; none issued	-	-
Common Stock, $0.01 par value 500,000 shares authorized; 97,487 shares and
96,887 share issued at March 31, 2012 and June 30, 2011	975	969
Additional Paid in Capital	36,616	36,562
Accumulated Deficit	(35,527)	(35,010)
Total Shareholders' Equity	2,064	2,521
Total Liabilities and Shareholders' Equity	$14,780	$14,990
(1) Derived from audited financial statements.
See Notes to Unaudited Consolidated Financial Statements

GILMAN CIOCIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2012	2011	2012	2011
Revenues
Financial Planning Services	$8,206	$8,013	$24,281	$25,730
Tax Preparation and Accounting Fees	4,091	4,048	5,493	5,207
Total Revenues	12,297	12,061	29,774	30,937

Operating Expenses
Commissions	5,528	5,667	15,222	17,199
Salaries and Benefits	2,630	2,615	6,902	6,657
General and Administrative	1,592	1,253	3,453	3,447
Advertising	327	662	680	1,033
Brokerage Fees and Licenses	317	342	934	1,009
Rent	621	676	1,889	2,056
Depreciation and Amortization	274	287	819	838
Total Operating Expenses	11,289	11,502	29,899	32,239

Income / (Loss) Before Other Income and Expenses	1,008	559	(125)	(1,302)
Other Income/(Expenses)
Interest and Investment Income	-	3	5	12
Interest Expense	(140)	(127)	(403)	(356)
Other Expense, Net	10	32	7	(58)
Total Other Income/(Expense)	(130)	(92)	(391)	(402)

Income / (Loss) Before Income Taxes	878	467	(516)	(1,704)
Income Tax Expense	-	-	-	-
Net Income / (Loss)	$878	$467	$(516)	$(1,704)

Weighted Average Number of Common
Shares Outstanding:
Basic and Diluted Shares	97,487	96,887	97,220	96,644

Basic and Diluted Net Income / (Loss) Per Share:
Net Income / (Loss) Per Common Share	$0.01	$0.00	$(0.01)	$(0.02)

See Notes to Unaudited Consolidated Financial Statements

GILMAN CIOCIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	For the Nine Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(516)	$(1,704)

Adjustments to reconcile net loss to net cash provided
by/(used in) operating activities:
Depreciation and amortization	819	838
Issuance of common stock for stock-based compensation and other	60	75
Loss on sale of office	-	82
Allowance for doubtful accounts	249	147
Gain on fair value recognition on accounts payable	(17)	(9)

Changes in assets and liabilities:
Accounts receivable	(616)	(407)
Prepaid and other current assets	(126)	(24)
Change in marketable securities	(10)	3
Other assets	21	20
Accounts payable and accrued expenses	29	146
Deferred income	(25)	48
Net cash used in operating activities:	(132)	(785)

Cash Flows from Investing Activities:
Capital expenditures	(30)	(23)
Cash paid for acquisitions, net of cash acquired and debt Incurred	(221)	(203)
Receivables from employees	44	165
Due from office sales	-	45
Proceeds from sale of office	-	100
Net cash (used in) provided by investing activities:	(207)	84

Cash Flows from Financing Activities:
Proceeds from other loans	342	405
Proceeds from notes payable	1,050	700
Proceeds from related parties	140	200
Payments to related parties	(215)	(127)
Payments of notes payable	(555)	(425)
Payments of capital leases and other loans	(405)	(422)
Net cash provided by financing activities:	357	331

Net change in cash and cash equivalents	18	(370)
Cash and cash equivalents at beginning of period	383	928
Cash and cash equivalents at end of period	$401	$558

See Notes to Unaudited Consolidated Financial Statements and Supplemental Disclosures to Consolidated Statements of Cash Flows

GILMAN CIOCIA, INC.
Supplemental Disclosures to Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Nine Months Ended March 31,
	2012	2011
Cash Flow Information
Cash payments during the year for:
Interest	$412	$351
Taxes	$-	$-

Supplemental Disclosure of Non-Cash Transactions
Issuance of common stock for services, interest
and other	$30	$30
Fair value recognition on legacy accounts payable	$(17)	$(9)

See Notes to the Unaudited Consolidated Financial Statements

GILMAN CIOCIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  ORGANIZATION AND NATURE OF BUSINESS

Description of the Company

Gilman Ciocia, Inc. (together with its wholly owned subsidiaries, “we”, “us”, “our” or the “Company”) was founded in 1981 and is incorporated under the laws of the State of Delaware.  We provide federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets, accounting services to small and midsize companies and financial planning services, including securities brokerage, investment management services, insurance and financing services.  As of March 31, 2012, we had 27 company-owned offices operating in the states of New York, New Jersey and Florida and 36 independently operated offices providing financial planning services in 11 states.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted pursuant to such rules and regulations.  However, we believe that the disclosures are adequate to make the information presented not misleading.  The Consolidated Balance Sheet as of March 31, 2012, the Consolidated Statements of Operations for the three months and nine months ended March 31, 2012 and 2011 and the Consolidated Statements of Cash Flows for the nine months ended March 31, 2012 and 2011 are unaudited.  The Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations.  The operating results for the three months and nine months ended March 31, 2012 are not necessarily indicative of the results to be expected for any other interim period or any future year.  These Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  We and our wholly owned subsidiary Prime Capital Services, Inc. (“PCS”) have been named as a respondent in customer arbitrations and as a defendant in customer lawsuits (“Customer Claims”). These Customer Claims result from the actions of brokers affiliated with PCS.  Under the PCS registered representatives contract, each registered representative has indemnified us for these claims.  Most of these Customer Claims are covered by our errors and omissions insurance policy.  As of March 31, 2012, PCS was named as a respondent in two (2) customer arbitrations which were settled in April 2012, and PCS and the Company were named as a defendant in one customer lawsuit which is still pending.  We establish liabilities for potential losses from Customer Claims.  In establishing these liabilities, management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses.  While we will vigorously defend ourselves in these matters, and we assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

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

Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed using the weighted average number of common shares outstanding during each period.  Options to purchase 3,247,646 common shares at an average price of $0.16 per share were outstanding during the three months and nine months ended March 31, 2012, but were not included in the computation of diluted earnings per share because to do so would be anti-dilutive and because the options’ exercise prices were greater than the average market price of the common shares.  Options to purchase 3,252,810 common shares at an average price of $0.18 per share were outstanding during the three months and nine months ended March 31, 2011, but were not included in the computation of diluted earnings per share because to do so would be anti-dilutive and because the options’ exercise prices were greater than the average market price of the common shares.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and debt, approximated fair value as of March 31, 2012 because of the relatively short-term maturity of these instruments and their market interest rates.

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

GILMAN CIOCIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.  RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued new guidance on testing goodwill for impairment. Pursuant to the new guidance an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss. Under the new guidance, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The new guidance does not change the current guidance for testing other indefinite lived intangible assets for impairment. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011.  As of March 31, 2012, the Company has not elected to adopt the new guidance early, and when adopted, this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

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

4.  COMMITMENTS AND CONTINGENCIES

On April 6, 2012, the State of Florida Office of Financial Regulation commenced an Administrative Proceeding (the “OFR Proceeding”) against PCS, Asset & Financial Planning, Ltd. (“AFP”), a wholly owned subsidiary and a registered investment advisor, and three registered representatives of PCS.   The OFR Proceeding seeks the imposition of administrative fines in the amount of $575,000.00 from PCS, $238,500.00 from AFP and $323,500.00 from the registered representatives. The allegations in the OFR Proceeding concern the impact of management fees on the bonus provisions of a rider on 55 customer variable annuities between 2007 and 2010.  AFP has since instituted procedures to insure that no other variable annuities under management are similarly impacted.   PCS, AFP and the registered representatives believe that these transactions were an administrative error and that the customers did not suffer any economic harm or damage.  PCS, AFP and the registered representatives do not believe that the imposition of administrative fines is appropriate. Given these facts, we believe that the OFR Proceeding will be settled for less than $50,000.00.  If the OFR Proceeding does not settle, PCS, AFP and the registered representatives intend to vigorously defend against the OFR Proceeding and we believe that we will prevail.  However, there is no assurance that the OFR Proceeding will be settled and we cannot assure the outcome of the Proceeding.  We therefore cannot at this time estimate the financial outcome of the OFR Proceeding.

GILMAN CIOCIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4. COMMITMENTS AND CONTINGENCIES - continued

Our insurance carrier has interrelated all claims involving the variable annuity sales practices of certain registered representatives of PCS that involve an SEC Administrative Proceeding commenced on June 30, 2009 which we settled on March 16, 2010 (the “Interrelated Claims”).  The total remaining insurance coverage for the Interrelated Claims was reduced from $1.0 million to $0.3 million after settling arbitrations commenced by customers.  On February 1, 2012, we settled the last pending Interrelated Claim customer arbitration for $0.4 million which was paid $0.3 million from insurance coverage and $0.1 million from us. As a result of this settlement, there is no remaining insurance coverage for arbitrations for Interrelated Claims which may be commenced by customers and we could be required to pay significant additional costs out of pocket, which would reduce our working capital and have a material adverse effect on our results of operations.  We continue to have insurance coverage for any claims that are not “interrelated claims” previously defined.

We and PCS have been named as a respondent in customer arbitrations and as a defendant in customer lawsuits (“Customer Claims”). These Customer Claims result from the actions of brokers affiliated with PCS.  Under the PCS registered representatives contract, each registered representative has indemnified us for these claims.  Most of these Customer Claims are covered by our errors and omissions insurance policy.  As of March 31, 2012, PCS was named as a respondent in two (2) customer arbitrations which were settled in April 2012, and PCS and the Company were named as a defendant in one customer lawsuit which is still pending.  We establish liabilities for potential losses from Customer Claims.  In establishing these liabilities, management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses.  While we will vigorously defend ourselves in these matters, and we assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.   At March 31, 2012 we have accrued $0.2 million for potential settlements, judgments and awards.

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

On October 31, 2008 we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “2008 Offering”).  The 2008 Offering was amended on December 8, 2008, September 3, 2009, December 16, 2009, February 11, 2010, March 29, 2010 and May 31, 2011.  The securities offered for sale in the 2008 Offering, as amended were:  $3.8 million of notes with interest at 10.0% (the “2008 Notes”) and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).  As of March 31, 2012, $3.3 million of the 2008 Notes are outstanding and due July 1, 2012 and $0.1 million, or 1.0 million shares, of our common stock were issued pursuant to the 2008 Offering.

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

GILMAN CIOCIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6. FAIR VALUE MEASUREMENTS - continued

We have accounts payable balances that are at least four years old and that we believe will never require a financial payment for a variety of reasons.  Accordingly, we opted to use the cost approach as our valuation technique to measure the fair value of our legacy accounts payable.  Based on historical payouts we have established an estimate of fifteen cents on the dollar on these legacy balances that we would potentially pay out.  No income was recorded during the nine months ended March 31, 2012.

The following table sets forth the assets and liabilities as of March 31, 2012 which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.  These are classified based on the lowest level of input that is significant to the fair value measurement:

Quoted Prices in Active
(in thousands)	Carrying	Markets for Identical	Significant Unobservable
Description	Value	Assets (Level 1)	Inputs (Level 3)
Cash equivalents	$ 190	$ 190	$ -
Marketable securities	$ 11	$ 11	$ -
Accounts payable greater than 4 years old	$ 5	$ -	$ 5

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

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying value of goodwill remained unchanged at $4.0 million for the nine month period ended March 31, 2012.

Other intangible assets subject to amortization are comprised of the following at:

(in thousands)	March 31, 2012	June 30, 2011
Customer Lists	$8,554	$8,457
Broker-Dealer Registration	100	100
Non-Compete Contracts	779	779
House Accounts	600	600
Administrative Infrastructure	500	500
Independent Contractor Agreements	3,100	3,100
Intangible Costs at Cost	13,633	13,536
Less: Accumulated Amortization and Impairment	(8,968)	(8,352)
Intangible Assets, Net	$4,665	$5,184

Amortization expense for both the three months ended March 31, 2012 and March 31, 2011 was $0.2 million.  Amortization expense for both the nine months ended March 31, 2012 and March 31, 2011 was $0.6 million.

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

Revenues and net loss of HLB for the nine months ended March 31, 2012 totaled $1.0 million and $(0.1) million.

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

	As of March 31,
(in thousands)	2012	2011
Net sales	$29,774	$31,521
Net loss	$(516)	$(1,822)

9. DEBT

	March 31,	June 30,
(in thousands)	2012	2011
2008 Notes (a)	$2,502	$2,652
2011 Notes (b)	1,345	700
Note Payable for Insurance (c)	51	29
Capitalized Lease Obligations (d)	379	445
Total	4,277	3,826
Less: Current Portion	(4,252)	(1,289)
Total Long-Term Portion	$25	$2,537

(a) On October 31, 2008 we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “2008 Offering”).  The 2008 Offering was amended on December 8, 2008, September 3, 2009, December 16, 2009, February 11, 2010, March 29, 2010 and May 31, 2011.  The securities offered for sale in the 2008 Offering, as amended were:  $3.8 million of notes with interest at 10% (the “2008 Notes”) and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).  As of March 31, 2012, $3.3 million of the 2008 Notes are outstanding and due July 1, 2012 (inclusive of $848.0 thousand in related party notes, see Note 12 (b)(c)) and $0.1 million, or 1.0 million shares, of our common stock were issued pursuant to the 2008 Offering.

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

(b) On June 10, 2011, we commenced the Gilman Ciocia $0.9 million Promissory Note Offering, a private offering of our debt securities pursuant to SEC Regulation D (the “2011 Offering”).  The securities offered for sale in the 2011 Offering were $0.9 million of promissory notes with interest payable at 10.0% (the “2011 Notes”).  The 2011 Notes are collateralized by a security interest in our gross receipts from the preparation of income tax returns received by us from January 1, 2012 through June 30, 2012 (the “2012 Gross Receipts”).  The principal of the 2011 Notes was to be paid to the Note holders from the 2012 Gross Receipts on March 15, April 15, May 15, and June 15, 2012, with the balance of principal, if any, paid July 1, 2012.   The 2011 Offering was increased to $1.3 million on July 13, 2011 and to $1.8 million on November 15, 2011, collateralized by a 35% security interest in the 2012 Gross Receipts.  On March 15, 2012, we made total principal payments on the 2011 Notes of $0.4 million. On April 15, 2012, we made total principal payments on the 2011 Notes of $0.7 million.  On March 31, 2012, $1.3 million principal of the 2011 Notes was outstanding.

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

GILMAN CIOCIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10. STOCK BASED COMPENSATION - continued

Changes in our stock option activity during the nine months ended March 31, 2012 were as follows:

	Shares	Weighted Average Exercise Price
Outstanding, June 30, 2011	3,097,950	$0.16
Granted	626,304	0.15
Exercised	-	-
Expired	-	-
Canceled	476,609	0.15
Outstanding, March 31, 2012	3,247,645	$0.16

Exercisable, March 31, 2012	1,311,718	$0.16

The range of exercise prices for the outstanding options at March 31, 2012 is between $0.10 and $0.18.

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

11.  ACCRUED EXPENSES

Accrued expenses consist of the following:

(in thousands)	March 31,	June 30,
	2012	2011

Accrued compensation	$503	$307
Accrued bonus	10	121
Accrued related party compensation and bonus	31	69
Accrued vacation	133	157
Accrued settlement fees	65	57
Accrued audit fees & tax fees	148	143
Accrued interest	81	89
Accrued other	275	185
Accrued acquisitions short term	327	318
Total Accrued Expenses	$1,573	$1,446

12.  RELATED PARTY TRANSACTIONS

	March 31,	June 30,
(in thousands)	2012	2011

Prime Partners Note (a)	$300	$416
Ciocia as Trustee 2008 Notes (b)	600	600
Enisman and Ryan 2008 Notes (c)	248	248
Other Officer’s Notes (d)	90	50
Total	1,238	1,314
Less: Current Portion	(1,095)	(203)
Total Long-Term Portion	$143	$1,111

GILMAN CIOCIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12. RELATED PARTY TRANSACTIONS - continued

(a) As of September 1, 2008, we entered into a $0.5 million promissory note with Prime Partners, Inc. (the “Prime Partners Note”).  The Prime Partners Note provided for 10% interest to be paid in arrears through the end of the previous month on the 15th day of each month commencing on October 15, 2008.  The principal of the Prime Partners Note was to be paid on or before July 1, 2009.  Michael Ryan is a director, an officer and a significant shareholder of Prime Partners.  The Prime Partners Note was amended as of June 30, 2009 to extend the due date of principal to July 1, 2010.  The Prime Partners Note was again amended as of May 5, 2010 to extend the due date of principal to July 1, 2011.  The Prime Partners Note was again amended as of August 1, 2010 to provide for 42 monthly payments of $15.0 thousand comprised of principal and interest at 10% on the 15th day of each month commencing on August 15, 2010 and ending on January 15, 2014.  Up to and including June 30, 2011, in the event that we determined that we could not make a  payment on the monthly due date, we could defer the payment by sending written notice to Prime Partners.  Any payment so deferred, was to be paid by adding each such deferred payment to the 42 month amortization schedule as an increased monthly payment commencing on August 15, 2011.  No payments were deferred by us.  In the event that we are in default on any of the promissory notes issued in our Regulation D Private Placement, within 30 days from written notice by us, Prime Partners shall repay to us all principal payments requested in the notice.  This repayment obligation is secured by Prime Partner’s execution of a collateral assignment of a promissory note owed by Daniel R. Levy to Prime Partners dated January 23, 2004 in the original principal amount of $0.9 million and with a present outstanding principal balance of $0.4 million.  There shall be no fees owed by us to Prime Partners for any late payments and no acceleration of the Prime Partners Note as a result of any late payments.

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

At March 31, 2012, the aggregate amount we owed to related parties was $1.2 million.

13.  SUBSEQUENT EVENTS

On May 2, 2012, we commenced the Gilman Ciocia $1.8 million Promissory Note Offering, a private offering of our debt securities pursuant to SEC Regulation D (the “2012 Offering”).  The securities offered for sale in the 2012 Offering are $1.8 million of promissory notes with interest payable at 10.0% (the “2012 Notes”).  The 2012 Notes will be collateralized by a  33.33% security interest in our gross receipts from the preparation of 2013 income tax returns (the “2013 Gross Receipts”).  The principal of the 2012 Notes will be paid to the Note holders from the 2013 Gross Receipts on March 31, April 30, May 31, and June 30, 2013, with the balance of principal, if any, paid July 1, 2013.

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

The financial planners who provide such services are either employees of the Company or independent contractors, all of whom are registered representatives of Prime Capital Services, Inc. (“PCS”), our wholly owned subsidiary.  PCS conducts a securities brokerage business that provides regulatory oversight and products and sales support to its registered representatives, who sell investment products and provide services to their clients.  PCS receives a share of commissions earned from the services that the financial planners provide to their clients in transactions for securities, insurance and related products.  PCS is a registered securities broker-dealer with the Securities and Exchange Commission (“SEC”) and a member of the Financial Industry Regulatory Authority (“FINRA”).   Asset & Financial Planning, Ltd. (“AFP”), a wholly owned subsidiary, is registered with the SEC as an investment advisor.  Almost all of our financial planners are also authorized agents of insurance underwriters.  We have the capability of processing insurance business through PCS and Prime Financial Services, Inc. (“PFS”), a wholly owned subsidiary, which are licensed insurance brokers, as well as through other licensed insurance brokers.  We are a licensed mortgage broker in the States of New York and Pennsylvania.  GC Capital Corporation, a wholly owned subsidiary, is a licensed mortgage broker in the State of Florida.  PCS also earns revenues from its strategic marketing relationships with certain product sponsors (“PCS Marketing”) which enables PCS to efficiently utilize its training, marketing and sales support resources.

We also provide financial planning services through approximately 36 independently owned and operated offices in 11 states.  We believe that we benefit from economies of scale associated with the aggregate production of both Company offices and independently owned offices.

The tax preparation business is a highly seasonal business.  The first and second quarters of our fiscal year are typically our weakest quarters and the third quarter of our fiscal year is typically our strongest.

We continue to control our overall operating expenses, and we remain committed to investing in the continuing development of our network of financial representatives and to acquiring additional tax preparation and accounting firms to increase our client base and accounting business as part of our long-term strategy for growing revenues and earnings.  In an effort to facilitate identifying potential acquisitions, we are engaged in an advertising campaign involving targeted direct mail, a customized website and inbound and outbound telemarketing to prospect for leads. We cannot predict whether our advertising campaign will have the desired effects, and if we do not have adequate capital to fund those future acquisitions, we may not be able to acquire all of the acquisitions available to us. We are continuing to put forth a strong financial representative recruiting effort.  The financial impact of new recruits could take several months for revenue on new accounts to become recognizable.  If these strategies are not successful in generating additional revenue, the result will be continued downward pressure on total revenues in future quarters until we start to more significantly benefit from the effect of the greater sale of products that generate recurring income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Managed Assets

As indicated in the following table, as of March 31, 2012, assets under AFP management decreased 0.5%, or $2.4 million, to $498.8 million, from $501.2 million as of December 31, 2011.  This decrease is mostly attributable to a net removal of $49.2 million of our money under management due to attrition amongst our independent financial planners, offset in part by improved market conditions.  As of March 31, 2012, total Company securities under custody were $3.3 billion, up 5.6%, or $172.6 million from December 31, 2011.

The following table presents the market values of assets under AFP management:

(in thousands) Market Value as of	Annuities	Brokerage	Total Assets Under Management

3/31/2012	$165,216	$333,583	$498,799
12/31/2011	$149,906	$351,275	$501,181
9/30/2011	$159,787	$347,559	$507,346
6/30/2011	$200,892	$389,207	$590,099

The following table presents the market values of total Company securities under custody.  The numbers do not include fixed annuities.

(in thousands) Market Value as of	Total Company Securities Under Custody

3/31/2012	$3,273,957
12/31/2011	$3,101,331
9/30/2011	$3,036,131
6/30/2011	$3,323,404

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED MARCH 31, 2011

Revenue

The following table presents revenue by product line and brokerage revenue by product type:

	For the Three Months Ended March 31,
(in thousands)			% Change	% of Total Revenue	% of Total Revenue
Consolidated Revenue Detail	2012	2011	2012-2011	2012	2011

Revenue by Product Line
Brokerage Commissions Revenue	$5,657	$5,412	4.5%	46.0%	44.9%
Insurance Commissions & Fixed Annuities	616	340	81.2%	5.0%	2.8%
Advisory Fees (1)	1,653	2,112	-21.7%	13.5%	17.5%
Tax Preparation and Accounting Fees	4,091	4,047	1.1%	33.3%	33.5%
Lending Services	41	31	32.3%	0.3%	0.3%
Marketing Revenue	239	119	100.8%	1.9%	1.0%
Total Revenue	$12,297	$12,061	2.0%	100.0%	100.0%

Brokerage Commissions Revenue by Product Type
Mutual Funds	$698	$1,022	-31.7%	5.7%	8.5%
Equities, Bonds & Unit Investment Trusts	559	653	-14.4%	4.5%	5.4%
Variable Annuities	1,608	1,568	2.6%	13.1%	13.0%
Trails (1)	2,488	2,127	17.0%	20.2%	17.6%
All Other Products	304	42	623.8%	2.5%	0.4%
Brokerage Commissions Revenue	$5,657	$5,412	4.5%	46.0%	44.9%

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth a breakdown of our consolidated financial planning revenue by company-owned offices and independent offices for the three months ended March 31, 2012 and 2011:

	For Three Months Ended March 31,
(in thousands)	2012	% of Total	2011	% of Total
Company-Owned Offices	$4,830	58.9%	$3,963	49.4%
Independent Offices	3,376	41.1%	4,051	50.6%
Total	$8,206		$8,014

Our total revenues for the three months ended March 31, 2012 were $12.3 million consisting of $8.2 million for financial planning services and $4.1 million for tax preparation and accounting services, compared to $12.1 million for the three months ended March 31, 2011 consisting of $8.1 million for financial planning services and $4.0 million for tax preparation and accounting services, a decrease in total of $0.2 million or 2.0%.  Financial planning services represented approximately 67.0% and tax preparation fees and accounting services represented approximately 33.0% of our total revenues during the three months ended March 31, 2012.  Financial planning services represented approximately 66.0% and tax preparation fees and accounting services represented approximately 34.0% of our total revenues during the three months ended March 31, 2011.  Revenue from financial planning services consisted of approximately 73.0% earned from brokerage commissions, 20.0% from asset management, 3.0% from insurance, 3.0% from PCS marketing, and 1.0% from lending services.

Financial planning revenue for the three months ended March 31, 2012 was $8.2 million, an increase of $0.2 million or 2.4%, compared to $8.0 million for the three months ended March 31, 2011.  The product mix during the three months ended March 31, 2012 is not indicative of the year and possibly future earnings.  Advisory fees are down $0.5 million as a result of a net removal of $49.2 million of our money under management due to attrition amongst our independent financial planners and trails are up $0.4 million as we continue our commitment to products with recurring revenue.

Tax preparation and accounting services revenue was $4.0 million for the three months ended March 31, 2012, an increase of $44.0 thousand from the same period during the previous fiscal year.  The majority of this increase in tax preparation and accounting services revenue is attributable to price increases offset in part by client attrition.

Expenses

Our total operating expenses for the three months ended March 31, 2012 were $11.3 million, a decrease of $0.2 million or 1.8%, compared to $11.5 million for the three months ended March 31, 2011.  This decrease is mostly due to a decrease in advertising expenses of $0.3 million, commission expenses of $0.1 million and rent expenses of $0.1 million, offset in part by an increase in general and administrative expenses of $0.3 million.

Commission expense was $5.5 million for the three months ended March 31, 2012, compared with $5.7 million for the three months ended March 31, 2011.  The decrease of $0.2 million is mainly attributable to a decrease in financial planning commission expense which as a percentage of financial planning revenue, was approximately 62.5% for the three months ended March 31, 2012 versus 64.0% for the three months ended March 31, 2011.  This decrease in commission expense as a percentage of revenue is the result of higher financial planning revenues amongst our employee channel where a lower commission percentage is paid compared to the independent channel.

Salaries, which consist primarily of compensation, related payroll taxes and employee benefit costs, remained relatively unchanged, or $2.6 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

General and administrative expenses increased by $0.3 million or 27.1% in the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  This increase is mostly attributable to an increase in professional development costs as we continue to invest in our financial planners and increased bad debt reserves related to accounting services provided by our acquisition made during fiscal 2011 and bad debt reserves related to forgiveable loans made to financial planners who failed to meet certain production numbers.

Advertising expense decreased $0.3 million or 50.6% in the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  We continue to control these costs while maintaining our marketing strategy.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Brokerage fees and licenses remained relatively unchanged, or $0.3 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Rent expense decreased by $55.0 thousand or 8.2% in the three months ended March 31, 2012 compared to the three months ended March 31, 2011.   This decrease is attributable to lower rents at a number of company owned offices and downsizing several company offices to smaller locations, offset in part by annual rent increases on other existing leases.

Depreciation and amortization expense decreased by 4.4%, or $13.0 thousand for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  This decrease is mostly attributable to certain assets reaching their full depreciable lives and the sale of one office, offset in part by increases in depreciation and amortization as a result of the two acquisitions made in fiscal 2010 and the acquisition made in fiscal 2011.

Our income from operations before other income and expense increased to $1.0 million for the three months ended March 31, 2012 compared to $0.6 million for the three months ended March 31, 2011.  Our net income for the three months ended March 31, 2012 was $0.9 million, or $0.01 per basic and diluted share, compared with $0.5 million, or $0.01 per basic and diluted share for the three months ended March 31, 2011.  The increase in income from operations was primarily attributable to higher revenues and a reduction in all operating expenses with the exception of general and administrative expenses and salaries.

Total other income/(expense) was a net expense of $0.1 million for the three months ended March 31, 2012, an increase of $38.0 thousand or 41.3% compared with the same period last year.  This increase is mostly the result of a business development credit received during the three months ended March 31, 2011.

As a result of those factors described above, our net income for the three months ended March 31, 2012 increased 88.0% compared to the three months ended March 31, 2011.

RESULTS OF OPERATIONS – NINE MONTHS ENDED MARCH 31, 2012 COMPARED TO NINE MONTHS ENDED MARCH 31, 2011

Revenue

The following table presents revenue by product line and brokerage revenue by product type:

	For the Nine Months Ended March 31,
(in thousands)			% Change	% of Total Revenue	% of Total Revenue
Consolidated Revenue Detail	2012	2011	2012-2011	2012	2011

Revenue by Product Line
Brokerage Commissions Revenue	$16,723	$17,526	-4.6%	56.2%	56.6%
Insurance Commissions & Fixed Annuities	1,497	1,381	8.4%	5.0%	4.5%
Advisory Fees (1)	5,518	6,360	-13.2%	18.5%	20.6%
Tax Preparation and Accounting Fees	5,493	5,207	5.5%	18.5%	16.8%
Lending Services	150	127	18.1%	0.5%	0.4%
Marketing Revenue	393	336	17.0%	1.3%	1.1%
Total Revenue	$29,774	$30,937	-3.8%	100.0%	100.0%

Brokerage Commissions Revenue by Product Type
Mutual Funds	$2,052	$2,853	-28.1%	6.9%	9.2%
Equities, Bonds & Unit Investment Trusts	1,746	2,053	-15.0%	5.9%	6.6%
Variable Annuities	5,186	5,146	0.8%	17.4%	16.6%
Trails (1)	6,773	6,460	4.8%	22.8%	20.9%
All Other Products	966	1,014	-4.7%	3.2%	3.3%
Brokerage Commissions Revenue	$16,723	$17,526	-4.6%	56.2%	56.6%

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth a breakdown of our consolidated financial planning revenue by company-owned offices and independent offices for the nine months ended March 31, 2012 and 2011:

	For Nine Months Ended March 31,
(in thousands)	2012	% of Total	2011	% of Total
Company-Owned Offices	$13,662	56.3%	$12,940	50.3%
Independent Offices	10,619	43.7%	12,790	49.7%
Total	$24,281		$25,730

Our total revenues for the nine months ended March 31, 2012 were $29.8 million consisting of $24.3 million for financial planning services and $5.5 million for tax preparation and accounting services, compared to $30.9 million for the nine months ended March 31, 2011 consisting of $25.7 million for financial planning services and $5.2 million for tax preparation and accounting services, a decrease in total of $1.2 million or 3.8%.  Financial planning services represented approximately 82.0% and tax preparation fees and accounting services represented approximately 18.0% of our total revenues during the nine months ended March 31, 2012.  Financial planning services represented approximately 83.0% and tax preparation fees and accounting services represented approximately 17.0% of our total revenues during the nine months ended March 31, 2011.  Revenue from financial planning services consisted of approximately 69.0% earned from brokerage commissions, 23.0% from asset management, 6.0% from insurance, 1.0% from PCS marketing, and 1.0% from lending services.

Financial planning revenue for the nine months ended March 31, 2012 was $24.3 million, a decrease of $1.4 million or 5.6%, compared to $25.7 million for the nine months ended March 31, 2011.  This decline in revenue is attributable to a decrease in advisory fees of $0.8 million which decreased to $5.5 million during the nine months ended March 31, 2012 compared with $6.4 million for the nine months ended March 31, 2011.  This decline is due to net removed money as well as market conditions at June 30, 2011, September 30, 2011, and December 31, 2011 at which time fees for recurring revenues are calculated for the nine months ended March 31, 2012.  Revenues were further reduced by financial planner attrition.

Tax preparation and accounting services revenue was $5.5 million for the nine months ended March 31, 2012, up $0.3 million from the same period last year.  The majority of this increase in tax preparation and accounting services revenue is attributable to an acquisition made in fiscal year 2011 as well as price increases for tax preparation services, offset in part by the sale of one tax and accounting services office and client attrition.

Expenses

Our total operating expenses for the nine months ended March 31, 2012 were $29.9 million, a decrease of $2.3 million or 7.3%, compared to $32.2 million for the nine months ended March 31, 2011.  This decrease is mostly due to reduced commission expenses of $2.0 million, advertising expenses of $0.4 million and rent of $0.2 million, offset in part by increased salaries of $0.2 million.

Commission expense was $15.2 million for the nine months ended March 31, 2012, compared with $17.2 million for the nine months ended March 31, 2011.  This decrease of $2.0 million is attributable to the decrease in financial planning revenue and the fact that financial planning commission expense as a percentage of financial planning revenue was approximately 61.0% for the nine months ended March 31, 2012 versus 65.0% for the nine months ended March 31, 2011.  This decrease in commission expense as a percentage of revenue is the result of higher financial planning revenues amongst our employee channel where a lower commission percentage is paid compared to the independent channel.

Salaries, which consist primarily of compensation, related payroll taxes and employee benefit costs, increased by $0.2 million or 3.4% to $6.9 million for the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011.  This increase is mostly the result of new hires from acquisitions made during fiscal year 2011.

General and administrative expenses remained relatively unchanged, or $3.5 million for the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011.  Increases in professional development costs, as we continue to invest in our financial planners, and increases in bad debt reserves related to accounting services provided by our acquisition made during fiscal 2011 and forgiveable loans made to financial planners who failed to meet certain production numbers were offset by a decrease in professional fees incurred during fiscal 2011 related to the Independent Compliance Consultant required as part of the settlement with the SEC on March 16, 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Advertising expense decreased by 34.1%, or $0.4 million for the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011.  We continue to control these costs while maintaining our marketing strategy.

Brokerage fees and licenses decreased $75.0 thousand or 7.5% in the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011.  This decrease is mostly due to the decrease in financial planning revenues and the decrease in the value of assets under management at June 30, 2011, September 30, 2011, and December 31, 2011 at which time fees are determined and revenue is recognized during the nine months ended March 31, 2012 compared with the nine months ended March 31, 2011.

Rent expense decreased by 8.1%, or $0.2 million for the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011.   This decrease is attributable to the sale of one office during fiscal 2011, lower rents at a number of company owned offices and downsizing or relocating a number of company offices to smaller locations, offset in part by an acquisition and annual rent increases on other existing leases.

Depreciation and amortization expense decreased by 2.2%, or $19.0 thousand for the nine months ended March 31, 2012 compared with the same period in 2011.  This decrease is mostly attributable to certain assets reaching their full depreciable lives and the sale of one office, offset in part by increases in depreciation and amortization as a result of the two acquisitions made in fiscal 2010 and the acquisition made in fiscal 2011.

Our loss from operations before other income and expense decreased to $0.1 million for the nine months ended March 31, 2012 compared to a loss of $1.3 million for the nine months ended March 31, 2011.  Our net loss for the nine months ended March 31, 2012 was $0.5 million, or $(0.01) per basic and diluted share, compared with $1.7 million, or $(0.02) per basic and diluted share for the nine months ended March 31, 2011.  The decrease in loss from operations was primarily attributable to a reduction in expenses mostly in commission expense, offset in part, by lower financial planning revenues.

Total other income/(expense) was a net expense of $0.4 million for the nine months ended March 31, 2012, a decrease of $11.0 thousand or 2.8% compared with the same period last year.  This decrease is mostly the result of the loss on sale of an office recognized in the prior year nine months ended March 31, 2011 offset in part by higher interest expense due to the issuance of private offering notes.

As a result of those factors described above, our net loss for the nine months ended March 31, 2012 decreased 70.0% compared to the nine months ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended March 31, 2012, we realized a net loss of $0.5 million and at March 31, 2012 we had a working capital deficit of $6.6 million.  At March 31, 2012 we had $0.6 million of cash and cash equivalents and $2.9 million of trade accounts receivable, net, to fund short-term working capital requirements. PCS is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires that PCS maintain minimum regulatory net capital of $100,000 and, in addition, that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed fifteen to one.  At March 31, 2012 we were in compliance with this regulation.

On October 31, 2008 we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “2008 Offering”).  The 2008 Offering was amended on December 8, 2008, September 3, 2009, December 16, 2009, February 11, 2010, March 29, 2010 and May 31, 2011.  The securities offered for sale in the 2008 Offering, as amended were:  $3.8 million of notes with interest at 10.0% (the “2008 Notes”) and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).  As of March 31, 2012, $3.3 million of the 2008 Notes were outstanding and are due July 1, 2012 and $0.1 million, or 1.0 million shares, of our common stock were issued pursuant to the 2008 Offering.  We are exploring financing alternatives including possibly extending the 2008 Notes, financing through new private placements or other alternative debt financing.

On May 26, 2011 we issued an unsecured promissory note in the amount of $50.0 thousand to Ted Finkelstein, our Vice President, General Counsel and Secretary.  Such note was payable on demand by Mr. Finkelstein and earned interest at the rate of 10.0% per annum.  Such note was paid in full on July 1, 2011.  On September 21, 2011 we issued an unsecured promissory note in the amount of $50.0 thousand to Mr. Finkelstein payable on demand by Mr. Finkelstein at an interest rate of 10.0% per annum which was paid on November 1, 2011.  On September 23, 2011 we issued an unsecured promissory note in the amount of $50.0 thousand to Carole Enisman, our Executive Vice President of Operations, payable on demand by Ms. Enisman at an interest rate of 10.0% per annum.  On November 3, 2011 we issued an unsecured promissory note in the amount of $40.0 thousand to Michael Ryan, our President and Chief Executive Officer, payable on demand by Mr. Ryan at an interest rate of 10.0% per annum.  The unsecured promissory notes with Ms. Enisman and Mr. Ryan are still outstanding as of May 14, 2012.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

On June 10, 2011, we commenced the Gilman Ciocia $0.9 million Promissory Note Offering, a private offering of our debt securities pursuant to SEC Regulation D (the “2011 Offering”).  The securities offered for sale in the 2011 Offering were $0.9 million of promissory notes with interest payable at 10.0% (the “2011 Notes”).  The 2011 Notes are collateralized by a security interest in our gross receipts from the preparation of income tax returns received by us from January 1, 2012 through June 30, 2012 (the “2012 Gross Receipts”).  The principal of the 2011 Notes was to be paid to the Note holders from the 2012 Gross Receipts on March 15, April 15, May 15, and June 15, 2012, with the balance of principal, if any, paid July 1, 2012.   The 2011 Offering was increased to $1.3 million on July 13, 2011 and to $1.8 million on November 15, 2011, collateralized by a 35% security interest in the 2012 Gross Receipts.  On March 15, 2012, we made total principal payments on the 2011 Notes of $0.4 million. On April 15, 2012, we made total principal payments on the 2011 Notes of $0.5 million.  On March 31, 2012, $1.3 million principal of the 2011 Notes was outstanding.

On May 2, 2012, we commenced the Gilman Ciocia $1.8 million Promissory Note Offering, a private offering of our debt securities pursuant to SEC Regulation D (the “2012 Offering”).  The securities offered for sale in the 2012 Offering are $1.8 million of promissory notes with interest payable at 10.0% (the “2012 Notes”).  The 2012 Notes will be collateralized by a  33.33% security interest in our gross receipts from the preparation of 2013 income tax returns (the “2013 Gross Receipts”).  The principal of the 2012 Notes will be paid to the Note holders from the 2013 Gross Receipts on March 31, April 30, May 31, and June 30, 2013, with the balance of principal, if any, paid July 1, 2013.

Our ability to satisfy our obligations depends on our future financial performance, which will be subject to prevailing economic, financial and business conditions.  Our capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand at March 31, 2012, possible extensions of due dates on existing notes or a combination thereof.  To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by the further sales of our securities through private offerings.  We are also continuing to control operating expenses and are implementing our acquisition strategy to increase earnings and cash flow.  While management believes that capital may be available, there is no assurance that such capital can be secured.  Additionally, there can be no assurance that our cost control measures will provide the capital needed which could adversely impact our business, nor can we assure the extensions of due dates on existing notes.

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

Our net cash used in operating activities was $0.1 million for the nine months ended March 31, 2012, compared with net cash used in operating activities of $0.8 million for the nine months ended March 31, 2011.  This improvement is mostly due to the decreased net loss, offset partially by an increase in working capital needs mostly due to an increase in accounts receivable at March 31, 2012 associated with financial planning sales at the three months ended March 31, 2012.

Net cash used in investing activities was $0.2 million for the nine months ended March 31, 2012 compared with net cash provided by investing activities of $0.1 million for the nine months ended March 31, 2011.  Most of this decrease in cash provided by investing activities is related to our sale of an office made in fiscal 2011 and a decrease in the amount of forgivable loans issued as an incentive to hiring new financial planners.

Net cash provided by financing activities was $0.4 million for the nine months ended March 31, 2012 compared with net cash provided by financing activities of $0.3 million for the nine months ended March 31, 2011.  The increase in net cash provided by financing activities can be mostly attributed to the sale of 2011 Notes made during the nine months ended March 31, 2012, which totaled $1.1 million, offset by the pay down of $0.2 million of the 2008 Notes, $0.3 million of the 2011 Notes and $0.2 million of related party notes.

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

Recent Accounting Pronouncements

In September 2011, the FASB issued new guidance on testing goodwill for impairment. Pursuant to the new guidance an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss. Under the new guidance, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The new guidance does not change the current guidance for testing other indefinite lived intangible assets for impairment. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011.  As of March 31, 2012, the Company has not elected to adopt the new guidance early, and when adopted, this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Chief Accounting Officer, of our disclosure controls and procedures.  In designing and evaluating our disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of March 31, 2012, our Principal Executive Officer and Principal Financial and Chief Accounting Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls

During the three months ended March 31, 2012, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We and our wholly owned subsidiary Prime Capital Services, Inc. (“PCS”) have been named as a respondent in customer arbitrations and as a defendant in customer lawsuits (“Customer Claims”). These Customer Claims result from the actions of brokers affiliated with PCS.  Under the PCS registered representatives contract, each registered representative has indemnified us for these claims.  Most of these Customer Claims are covered by our errors and omissions insurance policy.  As of March 31, 2012, PCS was named as a respondent in two (2) customer arbitrations which were settled in April 2012, and PCS and the Company were named as a defendant in one customer lawsuit which is still pending.  We establish liabilities for potential losses from Customer Claims.  In establishing these liabilities, management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses.  While we will vigorously defend ourselves in these matters, and we assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.   At March 31, 2012 we have accrued $0.2 million for potential settlements, judgments and awards.

On April 6, 2012, the State of Florida Office of Financial Regulation commenced an Administrative Proceeding (the “OFR Administrative Proceeding”) against PCS, Asset & Financial Planning, Ltd. (“AFP”), a wholly owned subsidiary and a registered investment advisor, and three registered representatives of PCS.   The OFR Administrative Proceeding seeks the imposition of administrative fines in the amount of $575,000.00 from PCS, $238,500.00 from AFP and $323,500.00 from the registered representatives. The allegations in the OFR Administrative Proceeding concern the impact of management fees on the bonus provisions of a rider on 55 customer variable annuities between 2007 and 2010.  AFP has since instituted procedures to insure that no other variable annuities under management are similarly impacted.   PCS, AFP and the registered representatives believe that these transactions were an administrative error and that the customers did not suffer any economic harm or damage.  PCS, AFP and the registered representatives do not believe that the imposition of administrative fines is appropriate and they intend to vigorously defend against the OFR Administrative Proceeding.  While we believe that PCS, AFP and the registered representatives will prevail in the OFR Administrative Proceeding, we cannot at this time estimate the financial outcome of the OFR Administrative Proceeding.

On June 30, 2009, the Securities and Exchange Commission (“SEC”) commenced an administrative proceeding against the Company and PCS.   Under the terms of a settlement reached with the SEC on March 16, 2010, the Company and PCS agreed to certain undertakings, including retaining an Independent Compliance Consultant to conduct a comprehensive review of their supervisory, compliance and other policies, practices and procedures related to variable annuities. On October 20, 2010, the Independent Compliance Consultant submitted his report of recommendations to the SEC.  The Company, PCS and AFP, the Company’s registered investment advisor subsidiary, have implemented all material recommendations of the Independent Compliance Consultant, including the following changes to their supervisory, compliance and other policies, practices and procedures:

•	Moving the supervision of representatives of PCS from the PCS Compliance Department to a new Supervision Department.
•	Fingerprinting all non-registered personnel who regularly have access to the keeping, handling or processing of securities, monies or the original books and records relating thereto.
•	Conducting unannounced PCS branch exams and enhancing branch exam procedures.
•	Reviewing and revising procedures and new account forms for variable annuity purchases and exchanges.
•	Reviewing and revising training programs for representatives of PCS and AFP.

ITEM 1A.  RISK FACTORS

Except for the additional Risk Factor noted below, our risk factors have not changed materially from those disclosed in Part I, Item 1A of our 2011 Annual Report on Form 10-K as filed with the SEC on September 28, 2011.

In the event Michael Ryan, the Company’s Chief Executive Officer and President, violates the supervisory restrictions imposed by an SEC Administrative Law Judge, sanctions could be imposed against Mr. Ryan and on the Company.

On June 25, 2010, an SEC Administrative Law Judge issued a decision which became effective on August 5, 2010 concerning Mr. Ryan prohibiting him from serving in a supervisory capacity with any broker, dealer, or investment adviser, including our wholly-owned subsidiaries, AFP and PCS, with the right to reapply after one year.   Mr. Ryan has not reapplied for a new supervisory license.

ITEM 1A. RISK FACTORS - continued

Mr. Ryan continues to serve as the President and CEO of the Company.  To insure that Mr. Ryan does not violate the supervisory restrictions contained in the decision, our Board of Directors have imposed a restriction on Mr. Ryan that prohibits him from exercising any supervisory authority over PCS and AFP, their activities or representatives, including our employees in their capacity as PCS representatives.  Our Board of Directors has delegated to Carole Enisman, Executive Vice President of Operations, any issue that could potentially impact the conduct or employment of a PCS or AFP registered representative in his or her capacity as a PCS or AFP registered representative.  Ms. Enisman has been instructed that with respect to any such issue, she reports to our Board of Directors, and not to Mr. Ryan as President of Gilman Ciocia, Inc.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

After the reporting period covered by this report on the Form of 10-Q, on May 2, 2012, we commenced the Gilman Ciocia $1.8 million Promissory Note Offering, a private offering of our debt securities pursuant to SEC Regulation D (the “2012 Offering”).  The securities offered for sale in the 2012 Offering are $1.8 million of promissory notes with interest payable at 10.0% (the “2012 Notes”).  The 2012 Notes will be collateralized by a 33.33% security interest in our gross receipts from the preparation of 2013 income tax returns (the “2013 Gross Receipts”).  The principal of the 2012 Notes was to be paid to the Note holders from the 2013 Gross Receipts on March 31, April 30, May 31, and June 30, 2013, with the balance of principal, if any, paid July 1, 2013.

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

ITEM 4.  MINE SAFETY DISCLOSURES

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

101
The financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March31, 2012 furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language):  Consolidated Balance Sheets; Consolidated Statements of Operations; Consolidated Statement of Cash Flows; and Notes to Consolidated Financial Statements, tagged as blocks of text.  (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GILMAN CIOCIA, INC.

Dated: May 15, 2012	By:	/s/ Michael Ryan
Michael Ryan
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2012	By:	/s/ Jay Palma
Jay Palma
Principal Financial and Chief Accounting Officer