Form 10-K
period 2012-06-30
GILMAN CIOCIA, INC.
filed 2012-09-28
CIK 914142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405) of this chapter during the preceding 12 months (or such shorter period that the registrant was required to submit and post such filings).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of Gilman Ciocia, Inc.’s voting and non-voting common equity held by non-affiliates of Gilman Ciocia, Inc. at December 31, 2011 was approximately $566,877, based on a sale price of $0.02.

As of September 26, 2012, 96,016,863 shares of Gilman Ciocia, Inc.’s common stock $0.01 par value, were outstanding.

GILMAN CIOCIA, INC.

REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2012

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

As of June 30, 2012, we had 27 offices operating in three states (New York, New Jersey, and Florida).  Our financial planning clients are generally introduced to us through our tax return preparation services, accounting services and educational workshops. We believe that our tax return preparation and accounting services are inextricably intertwined with our financial planning activities and that overall profitability will depend, in part, on the two channels leveraging off each other since many of the same processes, procedures and systems support sales from both channels.  Accordingly, management views and evaluates the Company as one segment.

We also provide financial planning services through approximately 33 independently owned and operated offices in 10 states.  We benefit from economies of scale associated with the aggregate production of both our offices and independently owned offices.

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

ITEM 1.	BUSINESS - continued

In fiscal 20121, approximately 80% of our revenues were derived from commissions and fees from financial planning services, including our financing and insurance activities, and approximately 20% were derived from fees for tax preparation and accounting services.

A majority of the financial planners are also tax preparers and/or accountants. Our tax preparation business is conducted predominantly in February, March and April. During the 2012 tax season, we prepared approximately 23,200 United States tax returns, up approximately 2.2% from 22,700 prepared in 2011.

Our shares of common stock are quoted on the OTC Bulletin Board under the symbol GTAX.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K can be obtained, free of charge, on our website at www.gtax.com.

OUR STRATEGY

Overall Strategy.  We believe that our recurring tax return preparation and accounting services are inextricably intertwined with our financial planning services.  Clients often consider other aspects of their financial needs, such as investments, insurance, retirement and estate planning, when having their tax returns and business records prepared by us. We believe that this combination of services to our recurring tax and accounting clients has created, and will continue to create, optimal revenue for us.

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

Increase brand awareness; expand business presence. We plan to increase our brand recognition to attract new clients and financial planners. We are executing a comprehensive marketing plan to attract more clients and experienced financial planners, build market awareness, and educate consumers and maintain customer loyalty through direct marketing, advertising through our marketing department, use of our website, various public relations programs, live seminars, print advertising, radio and television.

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

1 Fiscal years are denominated by the year in which they end.  Accordingly, fiscal 2012 refers to the year ended June 30, 2012.

ITEM 1.	BUSINESS - continued

Expand our product and service offering through strategic relationships. We continue to pursue business alliances, capitalize on cross-selling opportunities, create operational efficiencies and further enhance our name recognition.

TAX RETURN PREPARATION AND ACCOUNTING SERVICES

The United States Internal Revenue Service (the "IRS") reported that more than 137.2 million individual 2012 federal income tax returns and more than 134.3 million individual 2011 federal income tax returns were filed in the United States through June 8, 2012 and June 10, 2011, respectively.  According to the IRS, a paid preparer completes approximately 63.0% of the tax returns e-filed in the United States each year.  During 2012 tax season, the IRS reported receiving 2.2% more individual returns through June 8, 2012 than June 10, 2011.

Among paid preparers, H&R Block, Inc. ("H&R Block") dominates the low-cost tax preparation business with approximately 11.0 thousand offices located throughout the United States. According to information released by H&R Block in its Form 10-K for its fiscal year ended April 30, 2012, H&R Block prepared an aggregate of approximately 22.3 million United States tax returns during the 2012 tax season and 21.4 million United States tax returns during the 2011 tax season.

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

The principal methods of competition within the tax return preparation industry include price, service and reputation for quality.  We believe that within the middle to upper income tax brackets (the niche-market in which we concentrate), service and reputation for quality are the key to competing in the tax return preparation business.

FINANCIAL PLANNING

All of our financial planners are registered representatives of PCS.  PCS conducts a securities brokerage business providing regulatory oversight and product and sales support to its registered representatives, who provide investment products and services to their clients. PCS is a registered securities broker-dealer with the SEC and a member of FINRA.

To become a registered representative, a person must pass one or more of a series of qualifying exams administered by FINRA that test the person's knowledge of securities and related regulations. Thereafter, PCS supervises the registered representatives with regard to all regulatory matters. In addition to certain mandatory background checks required by FINRA, PCS also requires that each registered representative respond in writing to a background questionnaire. PCS has been able to recruit and retain experienced and productive registered representatives who seek to establish and maintain personal relationships with their clients. We believe that continuing to add experienced, productive registered representatives is an integral part of our growth strategy.

ITEM 1.	BUSINESS - continued

Regulation (Compliance and Monitoring)
PCS, AFP and the securities industry in general are subject to extensive regulation in the United States at both the federal and state levels as well as by self-regulatory organizations ("SROs") such as FINRA.

The SEC is the federal agency primarily responsible for the regulation of broker-dealers and investment advisers doing business in the United States. Certain aspects of broker-dealer regulation have been delegated to securities industry SROs, principally FINRA and the New York Stock Exchange (“NYSE”). These SROs adopt rules (subject to SEC approval) that govern the industry and, along with the SEC, conduct periodic examinations of the operations of PCS. PCS is a member of FINRA and the NYSE. The Board of Governors of the Federal Reserve System also promulgates regulations applicable to securities credit transactions involving broker-dealers. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business.

Broker-dealers are subject to regulations covering all aspects of the securities industry, including sales practices, trade practices among broker-dealers, net capital requirements, the use and safekeeping of clients' funds and securities, recordkeeping and reporting requirements, supervisory and organizational procedures intended to ensure compliance with securities laws and to prevent unlawful trading on material nonpublic information, employee related matters including qualification and licensing of supervisory and sales personnel, limitations on extensions of credit in securities transactions, clearance and settlement procedures, requirements for the registration, underwriting, sale and distribution of securities and rules of the SROs designed to promote high standards of commercial integrity and just and equitable principles of trade. A particular focus of the applicable regulations is the relationship between broker-dealers and their clients. As a result, many aspects of the relationship between broker-dealers and clients are subject to regulation, including, in some instances, requirements that brokers make "suitability" determinations as to certain customer transactions, limitations on the amounts that may be charged to clients, timing of proprietary trading in relation to clients’ trades, and disclosures to clients.

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

Competition
The financial planning and investment advisory business is highly competitive and contains businesses with a wide range of services.  We compete with both large and small investment management companies, commercial banks, brokerage firms (including discount brokerage firms that have electronic brokerage services), insurance companies, independent financial planners, independent broker-dealers and other financial institutions.  Many of our larger competitors have greater marketing, financial and technical resources than we do.

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

ITEM 1.	BUSINESS - continued

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

Direct Mail.  We regularly send direct mail advertisements to residences in the areas surrounding our offices. The direct mail advertising solicits business for our tax preparation and financial planning services. Many of our new clients each year are introduced to us through our direct mail advertising.

Workshops.  We promote local tax planning workshops.  At these workshops, prospective new clients can learn easy to follow strategies for reducing their taxes and for accumulating, preserving and transferring their wealth.

ITEM 1.	BUSINESS - continued

Online.  We have a website on the internet at www.gtax.com for Company information, including financial information and our latest news releases.  In addition, we utilize search engine marketing tools and advertising to attract interest to our site.

SEASONALITY

Our fiscal year ends on June 30. All references to quarters and years in this document are to fiscal quarters and fiscal years unless otherwise noted. The seasonal nature of our tax return business results in our recognition of approximately 51% of our tax revenues in the third quarter and approximately 31% of our tax revenues in the fourth quarter of each fiscal year, the peak tax preparation season.

ACQUISITIONS

In fiscal 2011, we completed the purchase of one tax and accounting services firm generating approximately $1.4 million annually in tax preparation and accounting service fees. We made two acquisitions in fiscal year 2010.  See Note 3 to Notes to Consolidated Financial Statements for more on acquisitions.

EMPLOYEES

As of June 30, 2012, we employed 200 persons on a permanent full-time basis. During tax season, we typically employ seasonal employees who do only tax return preparation or provide support functions. The minimum requirements for a tax preparer at the Company are generally some tax preparation experience and the completion of our proprietary tax preparation training course or equivalent educational experience.

We have entered into service agreements with Abel Southeast, Inc and Abel HRO Services, Inc. (“Abel”) for Abel to provide professional employment organization services to us.  Abel and the Company are co-employers over specified Company worksite employees with Abel acting as the administrative co-employer.

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

EQUITY FINANCING

On August 20, 2007, we closed the sale (the "Investment Purchase Closing") of 40.0 million shares of our common stock, par value $0.01 per share, at a price of $0.10 per share (the "Investment Purchase") for proceeds of $4.0 million  pursuant to an Investor Purchase Agreement dated April 25, 2007 (the "Purchase Agreement") with Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P.I and WebFinancial Corporation (the "Investment Purchasers").  The 40.0 million shares of common stock were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 under Rule 506 of Regulation D ("Rule 506").

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

ITEM 1.	BUSINESS - continued

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

Our insurance carrier interrelated all claims involving the variable annuity sales practices of certain registered representatives of PCS that involve an SEC Order Instituting Administrative and Cease-And-Desist Proceedings Pursuant to Section 8A of the Securities Act of 1933, Sections 15(b) and 21(c) of the Exchange Act, and Section 203(f) of the Investment Advisors Act of 1940.  The total remaining insurance coverage for all of these claims has been exhausted after settling claims.  As a result, we could be required to pay significant additional costs out of pocket, which would reduce our working capital and have a material adverse effect on our results of operations.

As of June 30, 2012, we had a $3.9 million deficit in working capital.  We will need additional capital to continue operations and to successfully execute our strategic plan including expanding our business plans and pursuing acquisitions.  Failure to obtain capital could have an adverse effect upon our business and our strategic plan, including expanding our business plans and pursuing acquisitions.

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

ITEM 1A.	RISK FACTORS - continued

We have a history of losses and may incur losses in the future.

We incurred losses in fiscal years 2012, 2011, and 2010, and may incur losses again in the future. As of June 30, 2012, our accumulated deficit was $35.7 million.  If we fail to earn profits, the value of a shareholder’s investment may decline.

Litigation could have an adverse effect on our operating results and could harm our ability to effectively manage our business.

If we were to be found liable to clients for misconduct alleged in civil proceedings, our operations may be adversely affected. Many aspects of our business involve substantial risks of liability. There has been an increase in litigation and arbitration within the securities industry in recent years, including class action suits seeking substantial damages. Broker-dealers such as PCS are subject to claims by dissatisfied clients, including claims alleging they were damaged by improper sales practices such as unauthorized trading, churning, sales of unsuitable securities, use of false or misleading statements in the sale of securities, mismanagement and breach of fiduciary duty. Broker-dealers may be liable for the unauthorized acts of their retail brokers and independent contractors if they fail to adequately supervise their conduct.  PCS is a defendant and respondent in lawsuits and FINRA arbitrations in the ordinary course of business.  PCS maintains securities broker-dealer's professional liability insurance to insure against this risk, but the insurance policy contains a deductible, a cap on each claim and a cumulative cap on coverage.  In addition, certain activities engaged in by brokers may not be covered by such insurance. The adverse resolution of any legal proceedings involving us could have a material adverse effect on our business, financial condition, and results of operations or cash flows.  In addition, any litigation could divert management’s attention from operating our business.

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

Our staggered board may entrench management, could prevent or delay a change of control of the Company and discourage unsolicited shareholder proposals or bids for our common stock that may be in the best interests of our shareholders.

Our restated certificate of incorporation provides that our board of directors is divided into three classes, serving staggered three-year terms.  As a result, at any annual meeting only a minority of our board of directors will be considered for election. Since our staggered board prevents our shareholders from replacing a majority of our board of directors at any annual meeting, it may entrench management, delay or prevent a change in our control and discourage unsolicited shareholder proposals or unsolicited bids for our common stock that may be in the best interests of our shareholders.

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

ITEM 1A.	RISK FACTORS - continued

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

Our shares of our common stock are not quoted on a national securities exchange, which limits our ability to raise capital and your ability to trade in our securities, and which results in additional regulatory requirements.

Our shares of common stock are quoted on the OTC Bulletin Board under the symbol GTAX.  If the Company fails to meet criteria set forth in Rule 15c2-11 (the “Rule”) under the Exchange Act (for example, by failing to file periodic reports as required by the Exchange Act), various practice requirements are imposed on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have a material adverse effect on the ability of broker-dealers to sell the Company's securities, which may materially affect the ability of shareholders to sell the securities in the secondary market. Not being listed on a national securities exchange may make trading our shares difficult for investors, potentially leading to declines in the share price. It may also make it more difficult for us to raise additional capital.

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

ITEM 1A.	RISK FACTORS - continued

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

From time to time, the United States Treasury Department and the Internal Revenue Service adopt policy and rule changes and other initiatives that result in a decrease in the number of tax returns filed or reduce the size of tax refunds. Such changes in the tax law could reduce demand for our services, causing our revenues and/or profitability to decline.

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

ITEM 1A.	RISK FACTORS - continued

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

If any of our key personnel were to leave the Company, our operations may be adversely affected. We believe that our ability to successfully implement our business strategy and operate profitably depends on the continued employment of James Ciocia, our Chairman of the Board of Directors, Michael Ryan, our President and Chief Executive Officer, Ted Finkelstein, our Vice President, General Counsel and Secretary, Carole Enisman, our Executive Vice President of Operations, and Jay Palma, our Chief Accounting Officer.  Michael Ryan and Carole Enisman are married. If any of these individuals become unable or unwilling to continue in his or her present position, our business and financial results could be materially adversely affected.

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

The release of various restrictions on the possible future sale of our common stock may have an adverse affect on the market price of our common stock. Based on information received from our transfer agent, approximately 69.2 million shares of the common stock outstanding are "restricted securities" under Rule 144 of the Securities Act of 1933.

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

ITEM 1A.	RISK FACTORS - continued

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

Our business may be materially affected not only by regulations applicable to us as a financial market intermediary, but also by regulations of general application. For example, the volume and profitability of our, or our clients' trading activities in a specific period could be affected by, among other things, existing and proposed tax legislation, antitrust policy and other governmental regulations and policies (including the interest rate policies of the Federal Reserve Board) and changes in interpretation or enforcement of existing laws and rules that affect the business and financial communities.

System or network failures or breaches in connection with our services and products could reduce our sales, impair our reputation, increase costs or result in liability claims, and seriously harm our business.

Any disruption to our services and products, our own information systems or communications networks or those of third-party providers upon whom we rely as part of our own product offerings, including the internet, could result in the inability of our customers to receive our products for an indeterminate period of time. Our services may not function properly for any of the following reasons:

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

ITEM 1A.	RISK FACTORS - continued

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

Mr. Ryan continues to serve as the President and CEO of the Company.  To insure that Mr. Ryan does not violate the supervisory restrictions contained in the decision, our Board of Directors has imposed a restriction on Mr. Ryan that prohibits him from exercising any supervisory authority over PCS and AFP, their activities or representatives, including our employees in their capacity as PCS representatives.  Our Board of Directors has delegated to Carole Enisman, Executive Vice President of Operations, any issue that could potentially impact the conduct or employment of a PCS or AFP registered representative in his or her capacity as a PCS or AFP registered representative.  Ms. Enisman has been instructed that with respect to any such issue, she reports to our Board of Directors, and not to Mr. Ryan as President of Gilman Ciocia, Inc.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our corporate headquarters is located at 11 Raymond Avenue, Poughkeepsie, NY 10603, where we lease approximately 10,800 square feet of space.  All our company-owned offices are leased.  We believe that any of our rental spaces could be replaced with comparable office space, however, location and convenience is an important factor in marketing our services to our clients.

ITEM 3.	LEGAL PROCEEDINGS

On April 6, 2012, the State of Florida Office of Financial Regulation commenced an Administrative Proceeding (the “OFR Administrative Proceeding”) against PCS, Asset & Financial Planning, Ltd. (“AFP”), a wholly owned subsidiary and a registered investment advisor, and three registered representatives of PCS (the “Registered Representatives”).   The OFR Administrative Proceeding sought the imposition of administrative fines in the amount of $575,000 from PCS, $238,500 from AFP and $323,500 from the registered representatives. The allegations in the OFR Administrative Proceeding concerned the impact of management fees on the bonus provisions of a rider on 55 customer variable annuities between 2007 and 2010.  AFP has since instituted procedures to insure that no other variable annuities under management are similarly impacted.   PCS, AFP and the registered representatives believed that these transactions were an administrative error and that the customers did not suffer any economic harm or damage.  PCS, AFP and the registered representatives did not believe that the imposition of administrative fines was appropriate and they vigorously defended against the OFR Administrative Proceeding.  On September 7, 2012 a settlement in principle of the OFR Administrative Proceeding was agreed to as follows:  PCS, AFP and the Registered Representatives will pay $70,000 in joint and several fines, the allocation of which will be subject to further discussion; PCS, AFP and the Registered Representatives will pay $30,000 in costs; and two of the Registered Representatives will sign two (2) year registration agreements, subject to negotiation.  Upon execution of a written settlement agreement, the OFR Administrative Proceeding will be dismissed with prejudice.

On July 10, 2012, the State of Florida Office of Financial Regulation commenced a lawsuit in Florida state court (the “OFR Court Case”) against the Company, Asset & Financial Planning, Ltd. (“AFP”), an affiliated registered investment advisor, and the Registered Representatives.  The OFR Court Case requested that the Company be enjoined from violating the Florida Securities and Investor Protection Act and for restitution for the customers. The Company, AFP and the Registered Representatives vigorously defended against the OFR Court Case.  On September 7, 2012 a settlement in principle of the OFR Administrative Proceeding was agreed to as follows:  PCS, AFP and the Registered Representatives will pay $100,000 in restitution to the customers to be distributed pursuant to further agreement.  Upon execution of a written settlement agreement, the OFR Court Case will be dismissed with prejudice.

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

ITEM 3.	LEGAL PROCEEDINGS - continued

•	Moving the supervision of representatives of PCS from the PCS Compliance Department to a new Supervision Department.
•	Fingerprinting all non-registered personnel who regularly have access to the keeping, handling or processing of securities, monies or the original books and records relating thereto.
•	Conducting unannounced PCS branch exams and enhancing branch exam procedures.
•	Reviewing and revising procedures and new account forms for variable annuity purchases and exchanges.
•	Reviewing and revising training programs for representatives of PCS and AFP.

The Company and PCS have been named as defendants and respondents in lawsuits and FINRA arbitrations in the ordinary course of business. As such, we have established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, our management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of the losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect our estimate of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter.  Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. We accrued $23.4 thousand as a reserve for potential settlements, judgments and awards at June 30, 2012.  PCS has errors and omissions coverage that will cover a portion of such matters. In addition, under the PCS registered representatives contract, each registered representative is responsible for covering awards, settlements and costs in connection with these claims. While we will vigorously defend our self in these matters and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.  As of June 30, 2012, we accrued an additional $490.0 thousand in legal fees and other costs and expenses in defending against the OFR Administrative Proceeding and the OFR Court Case and have recorded a receivable from the Registered Representatives for their share of the legal fees and other costs and expenses.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are quoted on the OTC Bulletin Board under the symbol GTAX.

The following table sets forth the high and low bid quotations for the common stock for the fiscal 2012 and 2011 quarters indicated:

	High		Low
Quarter Ended	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2012	Fiscal Year 2011

September 30	$0.04	$0.05	$0.04	$0.05
December 31	$0.04	$0.05	$0.01	$0.01
March 31	$0.02	$0.07	$0.01	$0.02
June 30	$0.04	$0.07	$0.02	$0.04

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

HOLDERS OF COMMON STOCK

On June 30, 2012, there were approximately 446 shareholders of common stock of record. This does not reflect persons or entities that hold common stock in nominee or "street" name through various brokerage firms. On the close of trading on September 26, 2012, the price of the common stock was $0.02 per share.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended June 30, 2012, we issued the following shares of common stock and we issued and amended the following promissory notes in privately negotiated transactions that were not registered under the Securities Act pursuant to the exemption provided by Section 4(2) of the Securities Act:

•
On July 31, 2012, we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “$1.5 Million Offering”).  The securities offered for sale in the $1.5 Million Offering are $1.5 million of notes with interest at 10.0% (the “$1.5 Million Notes”).  As of September 26, 2012, $0.7 million was outstanding and due December 31, 2013.  The proceeds of the sale will be used for working capital and to retire debt.  No underwriters participated in these transactions.

•
On May 2, 2012, we commenced the Gilman Ciocia $1.8 million Promissory Note Offering, a private offering of our debt securities pursuant to SEC Regulation D (the “2012 Offering”).  The securities offered for sale in the 2012 Offering were $1.8 million of promissory notes with interest payable at 10.0% (the “2012 Notes”).  The 2012 Notes are collateralized by a 33.33% security interest in our gross receipts from the preparation of 2013 income tax returns (the “2013 Gross Receipts”).  The principal of the 2012 Notes will be paid to the Note holders from the 2013 Gross Receipts on March 31, April 30, May 31, and June 30, 2013, with the balance of principal, if any, paid July 1, 2013.  On June 30, 2012, the entire $1.8 million 2012 Notes was outstanding secured by a 33.3% interest in the 2013 Gross Receipts.  The proceeds of the sale were used for working capital and to retire debt.  No underwriters participated in these transactions.

•
On June 10, 2011, we commenced the Gilman Ciocia $0.9 million Promissory Note Offering, a private offering of our debt securities pursuant to SEC Regulation D (the “2011 Offering”).  The securities offered for sale in the 2011 Offering were $0.9 million of promissory notes with interest payable at 10.0% (the “2011 Notes”).  The 2011 Notes were collateralized by a security interest in our gross receipts from the preparation of income tax returns received by us from January 1, 2012 through June 30, 2012 (the “2012 Gross Receipts”). The principal of the 2011 Notes was to be paid to the Note holders from the 2012 Gross Receipts on March 15, April 15, May 15, and June 15, 2012, with the balance of principal, if any, paid July 1, 2012. On June 30, 2011, $0.7 million of the 2011 Notes was outstanding secured by an 18% interest in the 2012 Gross Receipts. The 2011 Offering was increased to $1.3 million on July 13, 2011. On July 26, 2011 the entire $1.3 million 2011 Notes were outstanding secured by a 25% interest in the 2012 Gross Receipts. During June 2012 the 2011 Notes were paid in full. The proceeds of the sale were used for working capital and to retire debt. No underwriters participated in these transactions.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

•
On October 31, 2008, we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “2008 Offering”).  The 2008 Offering was amended on December 8, 2008, September 3, 2009, December 16, 2009, February 11, 2010, March 29, 2010, May 31, 2011 and May 31, 2012.  The securities offered for sale in the 2008 Offering, as amended were:  $3.8 million of notes with interest at 10.0% (the “2008 Notes”) and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).  As of June 30, 2012, $2.8 million of the 2008 Notes were outstanding and due July 1, 2013, $0.5 million of the 2008 Notes were outstanding and due July 1, 2012, which were paid on July 2, 2012 and $0.1 million, or 1.0 million shares, of our common stock were issued pursuant to the 2008 Offering.  The proceeds of the sales were used for general corporate purposes.  No underwriters participated in these transactions.

•	On October 31, 2011, we issued 600,000 shares to certain members of our Board Directors in consideration for their services as director compensation pursuant to our 2007 Stock Incentive Plan.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto set forth in Item 8. "Financial Statements and Supplementary Data”.  In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions which could cause actual results to differ materially from our expectations.  See “Statement Regarding Forward-Looking Disclosure” included in Part I of this Annual Report.

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

For the fiscal year ended June 30, 2012, approximately 20% of our revenues were earned from tax preparation and accounting services and 80% were earned from all financial planning and related services of which approximately 70% was earned from mutual funds, annuities and securities transactions, 22% from asset management, 6% from fixed annuities and insurance, 1% from PCS Marketing, and 1% from financing services.

Managed Assets

As indicated in the following table, as of June 30, 2012, assets under AFP management decreased 23.0%, or $134.1 million, to $456.0 million, from $590.1 million as of June 30, 2011.  This decrease is mostly attributable to net removal of $112.3 million of money under management due to the departure of two independent financial planners, and the removal of money from assets under management to non-money management brokerage accounts mostly amongst two of our independent financial planners, and market decreases of $21.8 million.  As of June 30, 2012, total Company assets under custody were $3.1 billion, down 5.3% or $176.6 million from June 30, 2011.  This decline is principally due to the same factors described above.

The following table presents the market values of assets under management by AFP:

(in thousands)
Market Value as of June 30,	Annuities	Brokerage	Total Assets Under AFP Management

2012	$162,912	$293,106	$456,018
2011	$200,892	$389,207	$590,099

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table presents the market values of total Company assets under custody:

(in thousands)
Market Value as of June 30,	Total Company Assets Under Custody

2012	$3,146,798
2011	$3,323,404

Acquisitions

We are actively pursuing acquisitions of tax preparation and accounting firms to increase our client base and accounting business. In an effort to facilitate identifying potential acquisitions, we have launched an advertising campaign involving targeted direct mail, a customized website and inbound and outbound telemarketing to prospect for leads.  In fiscal 2011 we purchased one tax preparation and accounting services firm.

RESULTS OF OPERATIONS

The following table sets forth certain items from our statements of operations expressed as a percentage of revenue for fiscal years ended June 30, 2012 and 2011. The trends illustrated in the following table are not necessarily indicative of future results.

Statements of Operations as a Percentage of Revenues

	For Fiscal Years Ended June 30,
	2012	2011

Revenues
Financial Planning Services	80.3%	81.5%
Tax Preparation and Accounting Fees	19.7%	18.5%
Total Revenue	100.0%	100.0%

Operating Expenses
Commissions	51.2%	54.3%
Salaries	23.0%	22.1%
General and Administrative Expense	12.2%	11.1%
Advertising	2.2%	3.0%
Brokerage Fees & Licenses	3.0%	3.3%
Rent	6.3%	6.6%
Depreciation and Amortization	2.7%	2.7%
Total Operating Expenses	100.6%	103.1%

Loss Before Other Income/(Expense)	-0.6%	-3.1%

Other Income/(Expense)	-1.1%	-1.2%
Income Before Income Taxes	-1.7%	-4.3%
Income Taxes	0.0%	0.0%
Net Loss	-1.7%	-4.3%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth a summary of our consolidated results of operations for fiscal years ended June 30, 2012 and 2011:

(in thousands, except share data)	For Fiscal Years Ended June 30,
Consolidated Results of Operations	2012	2011	% Change
Revenues	$40,372	$41,483	-2.7%
Commissions	20,685	22,531	-8.2%
Other Operating Expenses	19,938	20,228	-2.3%
Net Loss	(687)	(1,771)	-71.7%

Diluted EPS from Net Income/(Loss)	$(0.01)	$(0.02)	-71.5%

The following two tables set forth a breakdown of our consolidated revenue detail by product line and brokerage product type for the fiscal years ended June 30, 2012 and 2011:

	For Fiscal Years Ended June 30,
(in thousands)			% Change	% of Total Revenue	% of Total Revenue
Consolidated Revenue Detail	2012	2011	2012-2011	2012	2011

Revenue by Product Line
Brokerage Commissions Revenue	$22,689	$23,019	-1.4%	56.2%	55.5%
Advisory Fees (1)	7,165	8,534	-16.0%	17.8%	20.6%
Tax Preparation and Accounting Fees	7,953	7,655	3.9%	19.7%	18.5%
Fixed Annuities	1,226	670	83.0%	3.0%	1.6%
Insurance Commissions	594	1,011	-41.3%	1.5%	2.4%
PCS Marketing Revenue	488	434	12.5%	1.2%	1.0%
Lending Services	257	160	60.8%	0.6%	0.4%
Total Revenue	$40,372	$41,483	-2.7%	100.0%	100.0%

Brokerage Commissions Revenue by Product Type
Variable Annuities	$7,107	$6,550	8.5%	17.6%	15.8%
Trails (1)	9,159	8,609	6.4%	22.7%	20.8%
Mutual Funds	3,049	3,851	-20.8%	7.5%	9.3%
Equities, Bonds, &Unit Investment Trusts	2,171	2,706	-19.8%	5.4%	6.5%
All Other Products	1,203	1,303	-7.7%	3.0%	3.1%
Brokerage Commissions Revenue	$22,689	$23,019	-1.4%	56.2%	55.5%

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth a breakdown of our consolidated financial planning revenue by company-owned offices and independent offices for the fiscal years ended June 30, 2012 and 2011:
	For Fiscal Years Ended June 30,
(in thousands)	2012	% of Total	2011	% of Total
Company-Owned Offices	$17,946	55%	$16,780	50%
Independent Offices	14,473	45%	17,048	50%
Total	$32,419		$33,828

The following table sets forth a breakdown of our consolidated revenue detail by company-owned offices for the fiscal years ended June 30, 2012 and 2011:

	For Fiscal Years Ended June 30,
(in thousands)	2012	% of Total	2011	% of Total
Financial Planning	$17,946	69%	$16,780	69%
Tax Preparation and Accounting Services	7,953	31%	7,655	31%
Total	$25,899		$24,435

FISCAL 2012 COMPARED WITH FISCAL 2011

Revenues

Our total revenues for the fiscal year ended June 30, 2012 were $40.4 million, a decrease of 2.7%, compared with $41.5 million for the fiscal year ended June 30, 2011.  Our total revenues for the fiscal year ended June 30, 2012 consisted of $32.4 million for financial planning services and $8.0 million for tax preparation and accounting services.  Financial planning services represented approximately 80.0% and tax preparation and accounting services represented approximately 20.0% of our total revenues for the fiscal year ended June 30, 2012.  Our total revenues for the fiscal year ended June 30, 2011 consisted of $33.8 million for financial planning services and $7.7 million for tax preparation and accounting services.  Financial planning represented approximately 81.5% and tax preparation and accounting fees represented approximately 18.5% of our revenues for the fiscal year ended June 30, 2011.

Financial planning revenue was $32.4 million for the fiscal year ended June 30, 2012 compared to $33.8 million for the same period last year.  This decrease in financial planning revenue is mostly attributable to a net decrease in recurring revenues (advisory fees and trails) as advisory fees decreased by $1.4 million to $7.2 million during the fiscal year ended June 30, 2012.  This decrease is mostly attributable to net removal of $112.3 million of our money under management due to attrition amongst our independent financial planners and market decreases of $21.8 million.   The decrease in recurring revenues resulting from the decrease in advisory fees is offset, in part, by an increase in trails of $0.6 million.  We continue to remain committed to our strategy of growing our recurring revenues in an effort to mitigate any negative impact a volatile market may have on our other revenue streams.

Our financial planning revenue was approximately 55.0% for company owned offices and 45.0% for independent offices for the fiscal year ended June 30, 2012.  Thus within Company offices, financial planning services represented approximately 69.0% of revenues and tax preparation and accounting services represented approximately 31.0%.  Our financial planning revenue was divided evenly between company owned offices and independent offices for the fiscal year ended June 30, 2011.  Within company owned offices approximately 69.0% of revenues for this time period came from financial planning and 31.0% came from tax preparation and accounting services for the fiscal year ended June 30, 2011.

Tax Preparation and accounting services revenue was $8.0 million for the fiscal year ended June 30, 2012 compared to $7.7 million during the same period last year.  This increase is mostly a result of the acquisition made during fiscal 2011 and annual price increases, offset in part by the sale of one office and client attrition.

Expenses

Total operating expenses for the fiscal year ended June 30, 2012 were $40.6 million, a decrease of 5.3%, or $2.1 million from $42.8 million for the fiscal year ended June 30, 2011.  The decrease in operating expenses was attributable to a decrease in commission expense ($1.8 million), advertising expense ($0.4 million), brokerage fees and licenses expense ($0.2 million), and rent expense ($0.2 million), offset in part by an increase in general and administrative expense ($0.3 million).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Commission expense for the fiscal year ended June 30, 2012 was $20.7 million, a decrease of $1.8 million, or 8.2%, from $22.5 million for the fiscal year ended June 30, 2011.  The decrease in commission expense is attributable to decreases in financial planning revenue and the fact that financial planning commission expense as a percentage of financial planning revenue decreased to 62.0% for the fiscal year ended June 30, 2012 compared with 64.0% for the same period last year.  This decrease in commission expense as a percentage of revenue is the result of higher financial planning revenues amongst our employee channel where a lower commission percentage is paid compared to the independent channel.

Salaries which consist primarily of salaries, related payroll taxes and employee benefit costs, increased $0.1 million for the fiscal year ended June 30, 2012 compared with the same period last year mostly due to salaries related to the acquisition of one tax and accounting business we acquired in December 2010.

General and administrative expense consists primarily of expenses for general corporate functions including outside legal and professional fees, insurance, utilities, bad debt expenses and general corporate overhead costs.  General and administrative expenses increased by $0.3 million, or 7.3%, in the fiscal year ended June 30, 2012 compared with the fiscal year ended June 30, 2011.  This increase is primarily attributable to an increase in legal fees and settlement costs associated with the OFR administrative proceeding and OFR Court Case, increases in professional development costs, as we continue to invest in our financial planners, increases in bad debt reserves related to accounting services provided by our acquisition made during fiscal 2011 and forgiveable loans made to financial planners who failed to meet certain production numbers, and increases in payroll services as we entered into service agreements with Abel Southeast, Inc. and Abel HRO Services, Inc. for Abel to provide professional employment organization services to us (resulting in cost savings in other areas such as employee benefits and human resources).  These increases were offset, in part, by a decrease in professional fees incurred during 2011 related to the Independent Compliance Consultant required as part of the settlement with the SEC on March 16, 2010.

Advertising expense decreased 28.7% to $0.9 million for the fiscal year ended June 30, 2012 compared with $1.2 million for the fiscal year ended June 30, 2011.  We continue to control these costs while maintaining our marketing strategy by relying on more cost effective direct marketing and internet based advertising

Brokerage fees and licenses decreased $0.2 million or 11.1% for the fiscal year ended June 30, 2012.  This decrease is mostly due to the decrease in financial planning revenues and the decrease in the value of assets under management on which brokerage fees are determined.

Rent expense decreased $0.2 million for the fiscal year ended June 30, 2012 compared to the same period last year mostly due to renegotiating lower rents at a number of company owned offices, downsizing or relocating a number of company owned offices to smaller locations, offset by an acquisition and annual rent increases on existing leases.

Depreciation and amortization expense decreased by 1.8%, for the fiscal year ended June 30, 2012.  This decrease is mostly attributable to certain assets reaching their full depreciable lives and the sale of one office, offset in part by increases in depreciation and amortization as a result of the acquisition made in fiscal 2011.

Our loss from operations before other income and expense for the fiscal year ended June 30, 2012 was $0.3 million compared with a loss of $1.3 million for the fiscal year ended June 30, 2011.  Our net loss for the fiscal year ended June 30, 2012 was $0.7 million, or $(0.01) per basic and diluted share, compared with $1.8 million, or $(0.02) per basic and diluted share for the fiscal year ended June 30, 2011.  The decrease in loss from operations was primarily attributable to a reduction in expenses mostly in commission expense, advertising expense and brokerage fees, offset in part by lower financial planning revenues and an increase in general and administrative expenses.

Total other income/(expense) was a net expense of $0.4 million for the fiscal year ended June 30, 2012, a decrease of $0.1 million or 11.9% compared with the same period last year.  This decrease is mostly the result of an adjustment made to the liability associated with an acquisition made in fiscal 2010 which was based on future contingency payments and the loss on sale of an office recognized in the prior fiscal year ended June 30, 2011, offset in part by higher interest expense due to the issuance of private offering notes.

As a result of those factors described above, our net loss for the fiscal year ended June 30, 2012 decreased 61.2% compared to the fiscal year ended June 30, 2011.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Reconciliation of Non-GAAP Financial Measures

From time to time we may publicly disclose certain “non-GAAP” financial measures in the course of our investor presentations or other venues. A non-GAAP financial measure is a numerical measure of historical or future performance, financial position or cash flow that excludes amounts, or is subject to adjustments that effectively exclude amounts, included in the most directly comparable measure calculated and presented in accordance with GAAP in our financial statements, and vice versa for measures that include amounts, or are subject to adjustments that effectively include amounts, that are excluded from the most directly comparable measure as calculated and presented. GAAP refers to generally accepted accounting principles in the United States.

Non-GAAP financial measures are provided as additional information to investors in order to provide them with an alternative method for assessing our financial condition and operating results. These measures are not meant to be a substitute for GAAP, and may be different from or otherwise inconsistent with non-GAAP financial measures used by other companies.

The tables below reconcile the most directly comparable GAAP financial measures to EBITDA and Adjusted EBITDA.

Reconciliation of Net income / (loss) to EBITDA and Adjusted EBITDA

EBITDA – Earnings before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) is calculated as net income / (loss) before interest expense, income tax expense (benefit), depreciation expense and amortization expense. Amortization expenses consist of amortization of intangibles and debt charges, including debt issuance costs, discounts, etc.

Adjusted EBITDA – Is calculated utilizing the same calculation as described above in arriving at EBITDA further adjusted by one-time expenses such as those associated with the OFR Administrative Proceeding. We believe that EBITDA and Adjusted EBITDA provide useful information to investors and reflect important financial measures as they exclude the effects of items which reflect the impact of long-term investment decisions, rather than the performance of near term operations. When compared to net income / (loss) these financial measures are limited in that they do not reflect the periodic costs of certain capital assets used in generating revenues of our businesses or the non-cash charges associated with impairments. This presentation also allows investors to view the performance of our businesses in a manner similar to the methods used by us, provides additional insight into our operating results and provides a measure for evaluating targeted businesses for acquisition.

We believe these measurements are also useful in measuring our ability to service debt and other payment obligations. EBITDA and Adjusted EBITDA are not meant to be a substitute for GAAP, and may be different from or otherwise inconsistent with non-GAAP financial measures used by other companies.

The following table reconciles EBITDA and Adjusted EBITDA to net income / (loss), which we consider to be the most comparable GAAP financial measure:

(in thousands)	For Fiscal Years Ended June 30,
	2012	2011
Net loss	$(687)	$(1,771)
Plus:
Interest income	(8)	(15)
Interest expense	562	464
Amortization and Depreciation	1,094	1,114
EBITDA	961	(208)
Add / (subtract):
Other (income) / expense, net	(118)	46
Professional costs for SEC settlement	-	226
Legal fees and settlement costs for OFR Administrative Proceeding	375	36
Adjusted EBITDA	$1,218	$100

For fiscal 2012, EBITDA increased by $1.2 million to $1.0 million primarily attributable to a reduction in our net loss.  The decrease in net loss was primarily attributable to a reduction in expenses mostly in commission expense as more of our revenue came from our company offices, advertising expense as we relied on more cost effective direct marketing and internet based advertising and brokerage fees, offset in part by lower financial planning revenues.

In addition to the increase in EBITDA described above for fiscal 2012, Adjusted EBITDA increased by an additional $0.2 million, to $1.2 million.  The additional increase in Adjusted EBITDA is primarily attributable to the expenses associated with the Florida OFR Administrative Proceeding which we view as a non recurring expense.  This was offset in part by non recurring other income resulting from an adjustment to the liability associated with an acquisition made in fiscal 2010 which was based on future contingency payments.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our operating results and our ability to meet our debt obligations.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2012, we had a net loss of $0.7 million and at June 30, 2012 had a working capital deficit of $3.9 million.  At June 30, 2012, we had $0.4 million of cash and cash equivalents, $8.0 thousand in marketable securities and $2.5 million of trade accounts receivable, net, to fund short-term working capital requirements.  PCS is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires that PCS maintain minimum regulatory net capital of $0.1 million and, in addition, that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1.  At June 30, 2012, we were in compliance with this regulation.

On July 31, 2012, we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “$1.5 Million Offering”).  The securities offered for sale in the $1.5 Million Offering are $1.5 million of notes with interest at 10.0% (the “$1.5 Million Notes”).  As of September 26, 2012 $0.7 million were outstanding and due December 31, 2013.

On October 31, 2008, we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “2008 Offering”).  The 2008 Offering was amended on December 8, 2008, September 3, 2009, December 16, 2009, February 11, 2010, March 29, 2010, May 31, 2011 and May 31, 2012.  The securities offered for sale in the 2008 Offering, as amended were:  $3.8 million of notes with interest at 10.0% (the “2008 Notes”) and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).  As of June 30, 2012, $2.8 million of the 2008 Notes were outstanding and due July 1, 2013, $0.5 million of the 2008 Notes were outstanding and due July 1, 2012, which were paid on July 2, 2012 and $0.1 million, or 1.0 million shares, of our common stock were issued pursuant to the 2008 Offering.

On May 26, 2011 we issued an unsecured promissory note in the amount of $50.0 thousand to Ted Finkelstein, our Vice President, General Counsel and Secretary.  Such note was payable on demand by Mr. Finkelstein and earned interest at the rate of 10.0% per annum.  Such note was paid in full on July 1, 2011.  On September 21, 2011 we issued an unsecured promissory note in the amount of $50.0 thousand to Mr. Finkelstein payable on demand by Mr. Finkelstein at an interest rate of 10.0% per annum which was paid on November 1, 2011.  On September 23, 2011 we issued an unsecured promissory note in the amount of $50.0 thousand to Carole Enisman, our Executive Vice President of Operations, payable on demand by Ms. Enisman at an interest rate of 10.0% per annum.  On November 3, 2011 we issued an unsecured promissory note in the amount of $40.0 thousand to Michael Ryan, our President and Chief Executive Officer, payable on demand by Mr. Ryan at an interest rate of 10.0% per annum.  The unsecured promissory notes with Ms. Enisman and Mr. Ryan are still outstanding as of June 30, 2012.

On June 10, 2011, we commenced the Gilman Ciocia $0.9 million Promissory Note Offering, a private offering of our debt securities pursuant to SEC Regulation D (the “2011 Offering”).  The securities offered for sale in the 2011 Offering were $0.9 million of promissory notes with interest payable at 10.0% (the “2011 Notes”).  The 2011 Notes were collateralized by a security interest in our gross receipts from the preparation of income tax returns received by us from January 1, 2012 through June 30, 2012 (the “2012 Gross Receipts”).  The principal of the 2011 Notes was to be paid to the Note holders from the 2012 Gross Receipts on March 15, April 15, May 15, and June 15, 2012, with the balance of principal, if any, paid July 1, 2012.  On June 30, 2011 $0.7 million of the 2011 Notes was outstanding secured by an 18% interest in the 2012 Gross Receipts.  The 2011 Offering was increased to $1.3 million on July 13, 2011.  On July 26, 2011 the entire $1.3 million 2011 Notes were outstanding secured by a 25% interest in the 2012 Gross Receipts. During June 2012 the 2011 Notes were paid in full.

On May 2, 2012, we commenced the Gilman Ciocia $1.8 million Promissory Note Offering, a private offering of our debt securities pursuant to SEC Regulation D (the “2012 Offering”).  The securities offered for sale in the 2012 Offering were $1.8 million of promissory notes with interest payable at 10.0% (the “2012 Notes”).  The 2012 Notes are collateralized by a 33.33% security interest in our gross receipts from the preparation of 2013 income tax returns (the “2013 Gross Receipts”).  The principal of the 2012 Notes will be paid to the Note holders from the 2013 Gross Receipts on March 31, April 30, May 31, and June 30, 2013, with the balance of principal, if any, paid July 1, 2013.  On June 30, 2012 the entire $1.8 million 2012 Notes were outstanding secured by 33.3% interest in the 2013 Gross Receipts.

Our ability to satisfy our obligations depends on our future financial performance, which will be subject to prevailing economic, financial and business conditions.  Our capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand at June 30, 2012, possible extensions of due dates on existing notes or a combination thereof.  To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by the further sales of our securities through private offerings.  We are also continuing to control operating expenses and are implementing our acquisition strategy to increase earnings and cash flow.  While management believes that capital may be available, there is no assurance that such capital can be secured.  Additionally, there can be no assurance that our cost control measures will provide the capital needed which could adversely impact our business, nor can we assure the extensions of due dates on existing notes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

Our insurance carrier interrelated all claims involving the variable annuity sales practices of certain registered representatives of PCS that involved an SEC Order Instituting Administrative and Cease-And-Desist Proceedings Pursuant to Section 8A of the Securities Act of 1933, Sections 15(b) and 21(c) of the Exchange Act, and Section 203(f) of the Investment Advisors Act of 1940 (the “Interrelated Claims”).  The total remaining insurance coverage for the Interrelated Claims was reduced from $1.0 million to $0.3 million after settling arbitrations commenced by customers.  On February 1, 2012, we settled the last pending Interrelated Claim customer arbitration for $0.4 million which was paid $0.3 million from insurance coverage and $0.1 million from us. As a result of this settlement, there is no remaining insurance coverage for arbitrations for Interrelated Claims which may be commenced by customers and we could be required to pay significant additional costs out of pocket, which would reduce our working capital and have a material adverse effect on our results of operations.  We continue to have insurance coverage for any claims that are not Interrelated Claims.

DISCUSSION OF CASH FLOWS

Operating Activities

Our net cash used in operating activities was $0.3 million for the fiscal year ended June 30, 2012, compared with net cash used in operating activities of $0.8 million for the fiscal year ended June 30, 2011.  This improvement is mostly due to the decreased net loss, offset partially by a decrease in working capital at June 30, 2012.

Investing Activities

Net cash used in investing activities was $0.4 million for the fiscal year ended June 30, 2012 compared with net cash used in investing activities of $8.0 thousand for the fiscal year ended June 30, 2011.  Most of this increase in cash used investing activities is related to our sale of an office made in fiscal 2011 and a decrease in the amount of forgivable loans issued as an incentive to hiring new financial planners.

Financing Activities

Net cash provided by financing activities was $0.7 million for the fiscal year ended June 30, 2012 compared with net cash provided by financing activities of $0.2 million for the fiscal year ended June 30, 2011.  The increase in net cash provided by financing activities can be mostly attributed to the sale of 2011 and 2012 Notes made during the fiscal year ended June 30, 2012 which totaled $2.3 million, offset by the pay down of $0.2 million of the 2008 Notes, $1.3 million of the 2011 Notes and $0.3 million of related party notes.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued new guidance on testing goodwill for impairment. Pursuant to the new guidance an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss. Under the new guidance, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The new guidance does not change the current guidance for testing other indefinite lived intangible assets for impairment. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011.  As of June 30, 2012, the Company has not elected to adopt the new guidance early, and when adopted, this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

In May 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance related to Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. generally accepted accounting principles (“U.S. GAAP”) and the International Financial Reporting Standards (“IFRS”), that results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value. The new guidance clarifies and changes some fair value measurement principles and disclosure requirements under U.S. GAAP.  Among them is the clarification that the concepts of highest and best use and valuation premise in a fair value measurement should only be applied when measuring the fair value of nonfinancial assets. Additionally, the new guidance requires quantitative information about unobservable inputs, and disclosure of the valuation processes used and narrative descriptions with regard to fair value measurements within the Level 3 categorization of the fair value hierarchy. The requirements of the amended accounting guidance were effective for us January 1, 2012 and early adoption was prohibited.  The adoption of the new accounting guidance did not have a material impact on our consolidated financial statements.

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

Our significant accounting policies are discussed in Note 2 to the Notes to Consolidated Financial Statements. We believe the following are our critical accounting policies and estimates:

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Furthermore, the Company, including our wholly owned subsidiary PCS, has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with PCS. In addition, under the PCS registered representatives contract, each registered representative has indemnified us for these claims. We have established liabilities for potential losses from such complaints, legal actions, government investigations and proceedings. In establishing these liabilities, our management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect management’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined.  As of June 30, 2012, we accrued approximately $23.4 thousand for these matters. A majority of these claims are covered by our errors and omissions insurance policy. While we will vigorously defend ourselves in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.  As of June 30, 2012, we accrued an additional $490.0 thousand in legal fees and other costs and expenses in defending against the OFR Administrative Proceeding and the OFR Court Case and have recorded a receivable from the Registered Representatives for their share of the legal fees and other costs and expenses.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

Income Tax Recognition of Deferred Tax Items

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities.  Significant management judgment is required in determining our deferred tax assets and liabilities. Management makes an assessment of the likelihood that our deferred tax assets will be recovered from future taxable income, and to an amount that it believes is more likely than not to be realized.  As of June 30, 2012 we are fully reserved for our deferred tax assets.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and debt, approximated fair value as of June 30, 2012 due to the relatively short-term maturity of these instruments and their market interest rates.

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Chief Accounting Officer, of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective.  As of June 30, 2012 management concluded that our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was effective as of June 30, 2012.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth our directors and executive officers as of September 1, 2012 their ages and the positions held by them with the Company.  Our executive officers are appointed by, and serve at the discretion of the board of directors.  Each executive officer is a full-time employee of the Company.  There are no familial relations among our officers and directors other than Michael Ryan and Carole Enisman who are husband and wife.

Name	Age	Position	Year Board Term Will Expire
James Ciocia	56	Chairman of the Board of Directors	2014
Michael Ryan	54	Chief Executive Officer, President and Director	2014
Edward Cohen (2)(3)	73	Director	2013
John Levy (1)(2)	57	Lead Director	2012
Allan Page (1)(3)	65	Director	2012
Frederick Wasserman (1)(2)	58	Director	2013
Carole Enisman	53	Executive Vice President of Operations	n/a
Ted Finkelstein	59	Vice President, General Counsel and Secretary	n/a
Jay Palma	49	Chief Accounting Officer and Treasurer	n/a

(1)	Audit Committee member
(2)	Compensation Committee member
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

JOHN LEVY, DIRECTOR.  Mr. Levy has been a director of the Company since October 2006 and since September 4, 2007, has served as Lead Director.  Since May 2005, Mr. Levy has served as the Chief Executive Officer of Board Advisory, a consulting firm which advises public companies in the areas of corporate governance, corporate compliance, financial reporting and financial strategies.  Mr. Levy served as Interim Chief Financial Officer from November 2005 to March 2006 of Universal Food & Beverage Company, which filed a voluntary petition under the provisions of Chapter 11 of the United States Bankruptcy Act on August 31, 2007.  From November 1997 to May 2005, Mr. Levy served as Chief Financial Officer of MediaBay, Inc., a NASDAQ company and leading provider of premium spoken word audio content. While at MediaBay, he also served for a period as its Vice Chairman. Mr. Levy is a Certified Public Accountant with nine years experience with the national public accounting firms of Ernst & Young, Laventhol & Horwath and Grant Thornton. Mr. Levy is a director and non-executive Chairman of the Board of Applied Minerals, Inc., an exploration stage natural resource and mining company, is a director and audit committee member of Applied Energetics, Inc., a publicly traded company that specializes in the development and application of high power lasers, high voltage electronics, advanced optical systems and energy management systems technologies, and is a director and audit committee member of Brightpoint, Inc., a publicly traded company that provides supply chain solutions to leading stakeholders in the wireless industry.  Mr. Levy is a National Association of Corporate Directors (“NACD”) Board Leadership Fellow.  He has demonstrated his commitment to boardroom excellence by completing NACD’s comprehensive program of study for corporate directors.  He supplements his skill sets through ongoing engagement with the director community and access to leading practices.  Mr. Levy has authored The 21st Century Director: Legal and Ethical Responsibilities of Board members, a course on the ethical and legal responsibilities of board members initially presented to various state accounting societies.  Mr. Levy has a B.S. degree in economics from the Wharton School of the University of Pennsylvania and received his M.B.A. from St. Joseph’s University in Philadelphia.  Mr. Levy brings to our board vast financial experiences as a Certified Public Accountant, former Chief Financial Officer of several companies and as Chief Executive Officer of a consulting firm which advises public companies in the areas of corporate governance, corporate compliance, financial reporting and financial strategies. In addition, Mr. Levy brings to our board, his role as Lead Director and Chairman of our audit committee, substantial experience with complex accounting and reporting issues, financial strategies, SEC filings and corporate transactions.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

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

FREDERICK WASSERMAN, DIRECTOR.  Mr. Wasserman has been a director of the Company since September 2007.  Since May 2008 Mr. Wasserman has served as the President of FGW Partners, LLC, which provides management and financial consulting services.  From January 2007 until April 2008 Mr. Wasserman provided management and financial consulting services as a sole practitioner.  From August 2005 until December 31, 2006, Mr. Wasserman served as the Chief Operating and Chief Financial Officer for Mitchell & Ness Nostalgia Co., a privately-held manufacturer and distributor of licensed sportswear and authentic team apparel. Prior to his employment at Mitchell & Ness, Mr. Wasserman served as the President of Goebel of North America, a U.S. subsidiary of W. Goebel Porzellanfabrik GmbH & Co., an international manufacturer of collectibles, gifts and home decor. Mr. Wasserman held several positions, including Chief Financial Officer and President with Goebel of North America from 2001 to 2005.  Mr. Wasserman is non-executive Chariman of the Board and audit committee member for DHL Holdings Corp. (formerly TeamStaff, Inc.), a provider of government logistics services.  Mr. Wasserman is also a director and Chairman of the audit committee of MAM Software Group Inc., a provider of software products for the automobile aftermarket, director, Chairman of the compensation committee and audit committee member of Acme Communications, Inc., an owner and operator of television stations, and director, Chairman of the audit committee and compensation committee member of Breeze-Eastern Corporation, a manufacturer and distributor of cargo and rescue lifting equipment.  Mr. Wasserman received a B.S. degree in Economics from The Wharton School of the University of Pennsylvania in 1976.  As the President of a management and financial consulting services firm, and former Chief Financial Officer, Chief Operating Officer and President of several public and private companies, Mr. Wasserman brings to our board a great deal of experience as an active member of a number of public company boards as well as a deep understanding of the financial and operational aspects of a business.

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

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

JAY PALMA, CHIEF ACCOUNTING OFFICER AND TREASURER.   Mr. Palma had been the Vice President of Tax and Accounting Services of the Company since January 2008 and the Financial Operations Officer for the Company’s broker dealer subsidiary Prime Capital Services, Inc. since January 2011 and was appointed Chief Accounting Officer and Treasurer on February 18, 2012.  Mr. Palma holds a B.B.A. from the University of Notre Dame and an M.B.A. from Pace University.  Prior to joining the Company in 2008, Mr. Palma was employed by Byram Concrete and Supply, Inc. as a Controller.  From 1989 to 2006, Mr. Palma was employed by Star Gas Partners, MLP, where he held various financial and operational management positions.  Mr. Palma was also employed by PepsiCo, Inc. as an International Corporate Auditor from 1987 to 1989 and by a predecessor firm of KPMG, LLP as a Senior Auditor from 1985 to 1987.

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

Nelson Obus and Frederick Wasserman were the Investor Directors designated by the Investment Purchasers.  Nelson Obus resigned on February 17, 2012, and has not been replaced by the Investment Purchasers.  James Ciocia and Michael Ryan are the Existing Shareholder Directors designated by the Existing Shareholders.

BOARD COMMITTEES

Our Board met twelve times in fiscal 2012 and acted by written consent two times.  All directors attended at least 90% of the combined Board and committee meetings on which they served in fiscal 2012.  All directors are encouraged to attend our annual meeting of shareholders.  All of our directors attended last year’s annual meeting.

Audit Committee

Our Audit Committee is comprised of John Levy, Chair, Allan Page and Frederick Wasserman.  The Audit Committee met four times during fiscal 2012.  The functions of the Audit Committee are as set forth in the Audit Committee Charter, which can be viewed on our website at www.gtax.com.  Our Board has determined that each of Messrs. Levy, Page and Wasserman is independent as defined in Rule 5005(a)(19) of the listing standards of the Nasdaq Stock Market and Rule 10A-3 of the Exchange Act.  Our board of directors also has determined that Mr. Levy is an “audit committee financial expert” as defined in the applicable rules and regulations of the Exchange Act.  The Audit Committee is required to pre-approve all audit and non-audit services performed by the independent auditors in order to assure that the provision of such services does not impair the auditor’s independence.  Unless a type of service to be provided has received general pre-approval from the Audit Committee, it requires specific pre-approval in each instance by the Audit Committee.  Any proposed services exceeding pre-approved cost levels generally require specific pre-approval by the Audit Committee.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Compensation Committee

See Item 11 for a discussion of our Compensation Committee.

Corporate Governance and Nominating Governance Committee

Our Corporate Governance and Nominating Committee is comprised of Edward Cohen, Chair, and Allan Page.  The Corporate Governance and Nominating Committee met one time during fiscal 2012.  The functions of the Corporate Governance and Nominating Committee are as set forth in the Corporate Governance and Nominating Committee Charter, which can be viewed on our website at www.gtax.com.  Our board of directors has determined that each of Messrs. Cohen and  Page is independent as defined in Rule 5005(a)(19) of the listing standards of the Nasdaq Stock Market.  The Corporate Governance and Nominating Committee will consider nominees recommended by shareholders.  Any such recommendations should be submitted in writing to our General Counsel at our principal executive offices.  Nominees recommended by shareholders will be evaluated in the same manner as nominees identified by management, the board of directors or the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee, in making its recommendations regarding Board nominees, may consider some or all of the following factors, among others: judgment, skill, diversity, experiences with businesses and other organizations of a comparable size, the interplay of the candidate’s experience with that of the other Board members, the extent to which a candidate would be a desirable addition to the Board and any committees of the Board and whether or not the candidate would qualify as an “independent director” under applicable listing standards and the Sarbanes-Oxley Act of 2002 and any related Securities and Exchange Commission regulations.

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

To our knowledge based solely on a review of Forms 3, 4 and 5 and amendments thereto, all officers, directors and/or greater than 10% shareholders of ours complied with all Section 16(a) filing requirements during the fiscal year ended June 30, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the annual compensation of the Chief Executive Officer (the “CEO”) and the two most highly compensated executive officers other than the CEO (the “Named Executive Officers”) during the fiscal years ended June 30, 2012 and 2011:

Summary Compensation Table

Name and Principal Position	Year	Salary	Option Awards	(1)	Bonus		All Other Compensation	(3)	Total
Michael Ryan	2012	$350,000	$—		$—	(2)	$17,589		$367,589
President, Chief Executive Officer and Director	2011	$350,000	$—		$20,580	(2)	$17,589		$388,169

Carole Enisman	2012	$235,000	$—		$—		$27,082		$262,082
Executive Vice President of Operations	2011	$235,000	$—		$—		$25,207		$260,207

Ted Finkelstein	2012	$185,000	$—		$—		$—		$185,000
Vice President, General Counsel and Secretary	2011	$185,000	$—		$—		$—		$185,000

(1)  During fiscal years 2012 and 2011 no options were granted to our executive officers.

(2)  Represents trails commissions earned as per an employment agreement with Michael Ryan whereby commissions were to be paid as draw against his bonus.  As per the agreement, no commissions were to be paid back no matter what bonus was calculated or if no bonus is paid.  In fiscal 2012 and 2011, no bonus was awarded.  Effective October 8, 2010 Mr. Ryan no longer receives trails commissions.

(3) Other Compensation includes the following:

Name and Principal Position	Year	Car Allowance	Commissions	Other Compensation

Michael Ryan	2012	$17,589	$-	$17,589
President, Chief Executive Officer and Director	2011	$17,589	$-	$17,589

Carole Enisman	2012	$13,830	$13,252	$27,082
Executive Vice President of Operations	2011	$13,630	$11,577	$25,207

ITEM 11.	EXECUTIVE COMPENSATION - continued

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information concerning unexercised stock options, shares of restricted stock and stock options that have not vested for each of the Named Executive Officers at June 30, 2012.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Michael Ryan	78,060	52,040	—	$ 0.18	2/19/2019
Carole Enisman	66,900	44,600	—	$ 0.18	2/19/2019
Ted Finkelstein	61,320	40,880	—	$ 0.18	2/19/2019

(1)  Time-based stock option awards granted under the 2007 Stock Incentive Plan, which awards vest, subject to continuing employment, 20% annually commencing on the first anniversary of the date of grant.

EMPLOYMENT AGREEMENTS

On August 20, 2007, we entered into an employment agreement with Michael Ryan, our President and Chief Executive Officer (the "Employment Agreement"). The Employment Agreement contains the following salient terms: the term was originally from July 1, 2007 to June 30, 2011 but was extended to December 31, 2011 on July 14, 2011 by our Board of Directors after recommendation from the compensation committee and was extended to December 31, 2012 on May 9, 2012 by our Board of Directors after recommendation from the compensation committee; the base salary is $350.0 thousand per year; a bonus will be awarded to Mr. Ryan ranging from 40% of base salary to 100% of base salary if actual EBITDA results for a fiscal year exceed at least 85% of the EBITDA budgeted for such fiscal year; any commissions which were paid to Mr. Ryan for personal production reduced the bonus, but under no circumstances were the commission earned be paid back; a severance payment equal to base salary and bonus (computed at 100% of base salary) will be paid to Mr. Ryan for the greater of three years or the ending date of the term if he is terminated as the result of an involuntary change of control, or the greater of one year or the ending date of the term if he is terminated as the result of a voluntary change of control. In addition, Mr. Ryan agreed to a one year covenant not to compete with the Company and a two year covenant not to solicit customers or employees of ours or registered representatives of our broker-dealer subsidiary.

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

(1)
Mr. Ryan will be paid an amount equal to his base salary and a bonus computed at 100% of his base salary for a period measured as the greater of one year from the date of termination or the December 31, 2012 ending date of the term of his Employment Agreement.

(2)
Mr. Ryan will be paid an amount equal to his base salary and a bonus computed at 100% of his base salary for a period measured as the greater of three years from the date of termination or the December 31, 2012 ending date of the term of his Employment Agreement.

ITEM 11.	EXECUTIVE COMPENSATION - continued

		Voluntary	Voluntary Termination	Involuntary Termination
	Termination Without Cause (1)	Termination with Good Reason (1)	Following Change of Control (2)	Following Change of Control (2)
Payment due upon termination:
Cash Severance – Base Salary
Carole Enisman	$235,000	$235,000	$235,000	$235,000
Ted Finkelstein	$169,583	$169,583	$185,000	$185,000

(1)	Named Executive Officers will receive one month of compensation for each year of service with a maximum severance of one year.
(2)	Named Executive Officers will receive one year of compensation in a lump sum

DIRECTOR COMPENSATION

The table below summarizes the compensation earned by our directors during fiscal 2012:

	Fees Earned or Paid In Cash	Stock Awards (a)	Options Awards (b)	Commissions	Total

James Ciocia (1)	$24,000	$5,000	$5,000	$647,971	$681,971
Edward Cohen	$30,000	$5,000	$5,000	-	$40,000
John Levy	$54,000	$5,000	$5,000	-	$64,000
Nelson Obus (2)	$17,069	-	-	-	$17,069
Allan Page	$30,000	$5,000	$5,000	-	$40,000
Frederick Wasserman	$30,000	$5,000	$5,000	-	$40,000

(a)
The amounts reported for stock awards represent the full grant date fair value of awards granted in fiscal 2012 in accordance with guidance on share-based payments.  The number of shares of stock awarded as director compensation for fiscal year ended June 30, 2012 will be computed and granted five days after the filing of the fiscal year ended June 30, 2012 Form 10-K.

(b)
The amounts reported for option awards represent the full grant date fair value of the stock option awards granted in fiscal 2012 in accordance with guidance on share-based payments.   Outstanding shares as a result of options awarded during the fiscal year ended June 30, 2012 amount to 104,384 shares each.  The number of stock options awarded as director compensation for fiscal year ended June 30, 2012 will be computed and granted five days after the filing of the fiscal year ended June 30, 2012 Form 10-K.   For a discussion of the assumptions and methodologies used in calculating the grant date fair value of the options awards granted during the fiscal year ended June 30, 2012 see Note 13 under the heading “Equity Compensation Plans” of the Notes to Consolidated Financial Statements.

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

(2)	Mr. Obus resigned on February 17, 2012 and has not been replaced by the Investment Purchaser.

 We use a combination of cash and equity incentive compensation for our non-employee directors.  In developing the compensation levels and mix for non-employee directors, we consider a number of factors, including the significant time commitment required of board and committee service as well as the need to attract highly qualified candidates for board service.

Each non-management director and James Ciocia, as a member of the board, receives an annual retainer fee of $24,000 plus $5,000 per year in restricted stock, based upon its then fair market value, and $5,000 per year in stock options using Black-Scholes valuation.  The Lead Director of the Board receives an additional annual retainer fee of $24,000.  Each member of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee receives an additional $3,000 annually.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is comprised of Edward Cohen, John Levy and Frederick Wasserman, Chair.  The Compensation Committee met one time during fiscal 2012.  The functions of the Compensation Committee are as set forth in the Compensation Committee Charter, which can be viewed on our website at www.gtax.com.  Our Board has determined that each of Messrs. Cohen, Levy and Wasserman is independent as defined in Rule 5005(a)(19) of the listing standards of the Nasdaq Stock Market. In accordance with the Compensation Committee Charter, the members are “outside directors” as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended, and “non-employee directors” within the meaning of Section 16 of the Exchange Act.

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

5% HOLDERS

The following table sets forth as of September 15, 2012 the holdings of the only persons known to us to beneficially own more than 5% of our outstanding common stock, the only class of voting securities issued by us. Except as indicated in the footnotes to this table and the table following and pursuant to applicable community property laws, the persons named in the table and the table following have sole voting and investment power with respect to all shares of common stock. For each individual or group included in the table and the table following, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the 98,342,790 shares of common stock outstanding as of September 1, 2012 and the number of shares of common stock that such person or group had the right to acquire within 60 days of September 1, 2012, including, but not limited to, upon the exercise of options.

NAME AND ADDRESS OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENTAGE OF CLASS
Michael Ryan 11 Raymond Avenue Poughkeepsie, NY 12603	63,511,858	(1)	64.6%

Carole Enisman 11 Raymond Avenue Poughkeepsie, NY 12603	63,511,858	(2)	64.6%

Ted Finkelstein 11 Raymond Avenue Poughkeepsie, NY 12603	63,511,858	(3)	64.6%

Ralph Porpora 11 Raymond Avenue Poughkeepsie, NY 12603	63,511,858	(4)	64.6%

Prime Partners II, LLC 11 Raymond Avenue Poughkeepsie, NY 12603	63,511,858	(5)	64.6%

Nelson Obus 450 Seventh Avenue, Suite 509 New York, NY 10123	63,511,858	(6)(7)	64.6%

Wynnefield Partners Small Cap Value LP 450 Seventh Avenue, Suite 509 New York, NY 10123	63,511,858	(8)(9)	64.6%

Wynnefield Small Cap Value Offshore Fund, Ltd 450 Seventh Avenue, Suite 509 New York, NY 10123	63,511,858	(8)(10)	64.6%

Wynnefield Partners Small Cap Value LP I 450 Seventh Avenue, Suite 509 New York, NY 10123	63,511,858	(8)(11)	64.6%

WebFinancial Corporation 61 East Main Street Los Gatos, CA 95031	63,511,858	(12)	64.6%

Dennis Conroy 11 Raymond Avenue Poughkeepsie, NY 12603	63,511,858	(13)	64.6%

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHILDER MATTERS - continued

(1)
Includes 538,500 shares which are beneficially owned by Mr. Ryan personally and 78,060 shares underlying options.  Also includes 330,441 shares which are beneficially owned by Mr. Ryan's wife, Carole Enisman (the Executive Vice President of Operations of the Company) of which Mr. Ryan disclaims beneficial ownership; 1,093,798 shares which are beneficially owned by Prime Partners, Inc. of which Mr. Ryan is a shareholder, officer and director; 15,420,000 shares which are beneficially owned by Prime Partners II, LLC of which Mr. Ryan is a member and manager and 46,051,059 shares which are owned by certain of the other shareholders to the Shareholders Agreement of which both Mr. Ryan and Prime Partners II, disclaim beneficial ownership. Does not include 52,040 shares issuable upon the exercise of unvested options awarded for employee compensation.

(2)
Includes 263,541 shares which are beneficially owned by Ms. Enisman personally and 66,900 shares underlying options.  Also includes 63,181,417 shares owned by certain of the other partners to the Shareholders Agreement of which shares Ms. Enisman disclaims beneficial ownership.  Does not include 44,600 shares issuable upon the exercise of unvested options awarded for employee compensation.

(3)
Includes 4,338,788 shares which are beneficially owned by Mr. Finkelstein personally and 61,320 shares underlying options.  Also includes 59,111,750 shares owned by certain of the other parties to the Shareholders Agreement and of which shares Mr. Finkelstein disclaims beneficial ownership. Does not include 40,880 shares issuable upon the exercise of unvested options awarded for employee compensation.

(4)
Includes 282,500 shares which are beneficially owned by Mr. Porpora personally and 40,080 shares underlying options.  Also includes 1,093,798 shares which are beneficially owned by Prime Partners, Inc. of which Mr. Porpora is a shareholder, officer and director; and 15,420,000 shares which are beneficially owned by Prime Partners II, LLC of which Mr. Porpora is a member and manager.  Also includes 46,675,480 shares owned by certain of the other parties to the Shareholders Agreement and of which shares Mr. Porpora disclaims beneficial ownership.  Does not include 26,720 shares issuable upon the exercise of unvested options awarded for employee compensation.

(5)	Includes 48,091,858 shares owned by certain of the other parties to the Shareholders Agreement and Prime Partners II, LLC disclaims beneficial ownership of these shares.

(6)
Includes 333,333 shares which are beneficially owned by Mr. Obus personally.  Also includes 63,178,525 shares owned by certain of the other parties to the Shareholders Agreement and Mr. Obus disclaims beneficial ownership of these shares.

(7)
Wynnefield Capital Management, LLC, a New York limited liability company (“WCM”) is the sole general partner of each of Wynnefield Partners Small Cap Value LP, a Delaware limited partnership (“Wynnefield Partners”) and Wynnefield Partners Small Cap Value LP I, a Delaware limited partnership (“Wynnefield Partners I”).  Nelson Obus and Joshua Landes are the co-managing members of WCM and by virtue of such positions with WCM, have the shared power to vote and dispose of the shares of our common stock that are beneficially owned by each of Wynnefield Partners and Wynnefield Partners I.  Wynnefield Capital, Inc., a Delaware corporation (“WCI”), is the sole investment manager of Wynnefield Small Cap Value Offshore Fund, Ltd., Cayman Islands company (“Wynnefield Offshore”).  Messrs. Obus and Landes are the co-principal executive officers of WCI and by virtue of such positions with WCI, have the shared power to vote and dispose of the shares of our common stock that are beneficially owned by Wynnefield Offshore.  Each of WCM, WCI and Messrs. Obus and Landes disclaims any beneficial ownership of the shares of our common stock that are directly beneficially owned by each of Wynnefield Partners, Wynnefield Partners I and Wynnefield Offshore, except to the extent of their respective pecuniary interest in such shares.  Mr. Obus resigned as a director of the company on February 17, 2012.

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

(9)	Includes 55,511,858 shares owned by certain of the other parties to the Shareholders Agreement and Wynnefield Partners Small Cap Value LP disclaims beneficial ownership of these shares.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHILDER MATTERS - continued

(10)	Includes 51,511,858 shares owned by certain of the other parties to the Shareholders Agreement and Wynnefield Small Cap Value Offshore Fund, Ltd. disclaims beneficial ownership of these shares.

(11)	Includes 53,511,858 shares owned by certain of the other parties to the Shareholders Agreement and Wynnefield Small Cap Value, LP I disclaims beneficial ownership of these shares.

(12)	Includes 53,053,918 shares owned by certain of the other parties to the Shareholders Agreement and WebFinancial Corporation disclaims beneficial ownership of these shares.

(13)
Includes 537,098 shares which are beneficially owned by Mr. Conroy personally and 62,974,760 shares owned by certain of the other parties to the Shareholders Agreement and Mr. Conroy disclaims beneficial ownership of these shares.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth as of September 15, 2012 the beneficial ownership of our common stock by (i) each Company director, (ii), each Named Executive Officer and (iii) the directors and all executive officers as a group.

NAME AND ADDRESS OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENTAGE OF CLASS
James Ciocia 14802 North Dale Mabry Highway, Suite 101 Tampa, FL 33618	3,657,790	(1)	3.7%

Michael Ryan 11 Raymond Avenue Poughkeepsie, NY 12603	63,511,858	(2)	64.6%

Edward Cohen 45 Club Pointe Drive White Plains, NY 10605	1,252,286	(3)	1.3%

Allan Page 9 Vassar Street Poughkeepsie, NY 12603	945,286	(3)	1.0%

John Levy 110 Oak Tree Pass Westfield, NJ 07090	745,286	(3)	*

Carole Enisman 11 Raymond Avenue Poughkeepsie, NY 12603	63,511,858	(4)	64.6%

Frederick Wasserman 4 Nobadeer Drive Pennington, NJ 08534	742,286	(3)	*

Directors and executive officers as a group (nine persons)	70,868,954		72.1%

* Less than 1.0%

(1)
Includes 600,000 shares which are held jointly with Tracy Ciocia, Mr. Ciocia's wife; 9,100 shares are held as custodian for Mr. Ciocia's sons and 250,000 shares accrued for Board of Director compensation and 219,673 shares underlying exercisable options awarded for Board of Director and employee compensation.

(2)
Includes 538,500 shares which are beneficially owned by Mr. Ryan personally and 78,060 shares underlying options.  Also includes 330,441 shares which are beneficially owned by Mr. Ryan's wife, Carole Enisman (the Executive Vice President of Operations of the Company) of which Mr. Ryan disclaims beneficial ownership; 1,093,798 shares which are beneficially owned by Prime Partners, Inc. of which Mr. Ryan is a shareholder, officer and director; 15,420,000 shares which are beneficially owned by Prime Partners II, LLC of which Mr. Ryan is a member and manager and 46,051,059 shares which are owned by certain of the other shareholders to the Shareholders Agreement of which both Mr. Ryan and Prime Partners II, disclaim beneficial ownership.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHILDER MATTERS - continued

(3)	Includes 250,000 shares accrued for Board of Director compensation and 158,953 shares underlying exercisable options awarded for Board of Director compensation.

(4)
Includes 263,541 shares which are beneficially owned by Ms. Enisman personally and 66,900 shares underlying options.  Also includes 63,181,417 shares owned by certain of the other partners to the Shareholders Agreement of which shares Ms. Enisman disclaims beneficial ownership.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information
Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) )
Equity Compensation Plans Approved by Shareholders	3,247,645	$0.16	12,880,461
Equity Compensation Plans not Approved by Shareholders	-	$ -	-
Total	3,247,645	$0.16	12,880,461

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

James Ciocia, our Chairman of the Board of Directors and a financial planner for the Company, receives commissions based on a variable percentage of his own business production and under which he received an aggregate of $0.6 million in fiscal 2012.

On November 3, 2011 we issued an unsecured promissory note in the amount of $40.0 thousand to Michael Ryan, our President and Chief Executive Officer, payable on demand by Mr. Ryan at an interest rate of 10.0% per annum.  During fiscal 2012 the largest aggregate amount outstanding was $40.0 thousand and resulted in interest being paid of $2.6 thousand.

On September 23, 2011 we issued an unsecured promissory note in the amount of $50.0 thousand to Carole Enisman, our Executive Vice President of Operations, payable on demand by Ms. Enisman at an interest rate of 10.0% per annum.   During fiscal 2012 the largest aggregate amount outstanding was $50.0 thousand and resulted in interest being paid of $3.8 thousand.

On September 21, 2011 we issued an unsecured promissory note in the amount of $50.0 thousand to Mr. Finkelstein, payable on demand by Mr. Finkelstein at an interest rate of 10.0% per annum which was paid in full on November 1, 2011.  During fiscal 2012 the largest aggregate amount outstanding was $50.0 thousand and resulted in interest being paid of $0.6 thousand.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE - continued

On May 26, 2011 we issued an unsecured promissory note in the amount of $50.0 thousand to Ted Finkelstein, our Vice President, General Counsel and Secretary payable on demand by Mr. Finkelstein at an interest rate of 10.0% per annum which was paid in full on July 1, 2011.  During fiscal 2012 the largest aggregate amount outstanding was $50.0 thousand and resulted in minimal interest being paid.

On January 27, 2009, Ms. Enisman purchased a $170.0 thousand Note of the $3.8 million of Notes.  On November 24, 2009 Ms. Enisman purchased an additional $40.0 thousand Note and Mr. Ryan purchased a $38.0 thousand Note of the $3.8 million Notes.  The Notes with Ms. Enisman were amended on March 2, 2010 and May 31, 2011 and was also amended on May 31, 2012 extending the due date to July 1, 2013.  The Note with Mr. Ryan was amended on April 19, 2010 and May 31, 2011 and was also amended on May 31, 2012 extending the due date to July 1, 2013.   During fiscal 2012 the largest aggregate amount outstanding was $248.0 thousand and resulted in interest being paid of $24.8 thousand.

On December 3, 2008, three trusts of which James Ciocia is a trustee, purchased an aggregate of $0.3 million of the Notes issued pursuant to the Offering in reliance upon the exemption from registration in Rule 506 of Regulation D.  On August 19, 2009, these trusts purchased an additional $0.3 million of the Notes.  The Notes with the three trusts were amended on April 19, 2010 and May 31, 2011 and was also amended on May 31, 2012 extending the due date to July 1, 2013.  During fiscal 2012 the largest aggregate amount outstanding was $0.6 million and resulted in interest being paid of $60.0 thousand.

As of September 1, 2008, we entered into a $0.5 million promissory note with Prime Partners (the “Prime Partners Note”).  The Prime Partners Note provided for 10% interest to be paid in arrears through the end of the previous month on the 15th day of each month commencing on October 15, 2008.  The principal of the Prime Partners Note was to be paid on or before July 1, 2009.  Michael Ryan is a director, an officer and a significant shareholder of Prime Partners.  The Prime Partners Note was amended as of June 30, 2009 to extend the due date of principal to July 1, 2010.  The Prime Partners Note was again amended as of May 5, 2010 to extend the due date of principal to July 1, 2011.  The Prime Partners Note was again amended as of August 1, 2010 to provide for 42 monthly payments of $15.0 thousand comprised of principal and interest at 10% on the 15th day of each month commencing on August 15, 2010 and ending on January 15, 2014.  Up to and including June 30, 2011, in the event that we determined that we could not make a payment on the monthly due date, we could defer the payment by sending written notice to Prime Partners.  Any payment so deferred, was to be paid by adding each such deferred payment to the 42 month amortization schedule as an increased monthly payment commencing on August 15, 2011.  No payments were deferred by us.  In the event that we are in default on any of the promissory notes issued in our Regulation D Private Placement, within 30 days from written notice by us, Prime Partners shall repay to us all principal payments requested in the notice.  This repayment obligation is secured by Prime Partner’s execution of a collateral assignment of a promissory note owed by Daniel R. Levy to Prime Partners dated January 23, 2004 in the original principal amount of $0.9 million and with a present outstanding principal balance of $0.3 million.  There shall be no fees owed by us to Prime Partners for any late payments and no acceleration of the Prime Partners Note as a result of any late payments.  During fiscal 2012 the largest aggregate amount outstanding was $0.4 million and resulted in interest being paid of $34.3 thousand.

On December 26, 2007, we entered into a promissory note in the amount of $0.3 million with Prime Partners for related party debt which was previously included in accrued expenses.  The note paid interest at 10.0% per annum.  The note was payable over 31 months and was paid in full in September 2011.  During fiscal 2012 the largest aggregate amount outstanding was $7.0 thousand and resulted in interest being paid of $0.1 thousand.

At June 30, 2012 and 2011, we owed to related parties as described above $1.2 million and $1.3 million, respectively.

Director Independence

The independent members of our board of directors are Edward Cohen, John Levy, Allan Page, and Frederick Wasserman, all who have been deemed to be independent as defined in Rule 5005(a)(18) of the listing standards of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee selected Sherb & Co., LLP, an independent registered public accounting firm, to audit the consolidated financial statements of Gilman Ciocia, Inc. for the fiscal year 2012. That selection was ratified by our Board and by our shareholders on November 30, 2011.  The following table sets forth the aggregate fees billed by Sherb & Co., LLP, for fiscal 2012 and 2011 for professional services rendered to the Company for the audit of our annual financial statements, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for those fiscal years, and for other services rendered on behalf of us during those fiscal years. All of such fees were pre-approved by our Board of Directors.  Our policy is to pre-approve all audit and non-audit services subject to a de minimis exception for non-audit services of eight percent of the total pre-approved amounts to be paid to outside auditors.

	Fiscal 2012	Fiscal 2011
Audit Fees	$175,000	$175,000

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1	Financial Statements: See “Index to Consolidated Financial Statements” set forth on page F-1.

2	Financial Statement Schedule: See “Index to Consolidated Financial Statements” set forth on page F-1.

3	Exhibits: See “Index to Exhibits” set forth below.

INDEX TO EXHIBITS

21.1	List of subsidiaries (annexed herewith).

23.1	Consent of Sherb & Co., LLP.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial and Chief Accounting Officer.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.

32.2	Certification of Principal Financial and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.

(b)	The following exhibits are incorporated by reference or attached herein:

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

4.1
Promissory Note dated December 26, 2007 between the Company and Prime Partners, Inc. in the amount of $303,200.00 at Ten (10%) percent interest payable in thirty-one (31) monthly payments of $11,138.78 commencing on January 1, 2008 and continuing through July 1, 2010, incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 28, 2012.

4.2
Promissory Note dated September 1, 2008 between the Company and Prime Partners, Inc. in the amount of $530,000.00 at 10% interest payable monthly with the principal due on July 1, 2009, incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 28, 2012.

4.3
Promissory Note dated December 3, 2008 between the Company and the Christopher R. Hecker Irrevocable Trust dated September 30, 2003 in the amount of $100,000.00 at 10% interest payable monthly with the principal due on July 1, 2010, incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 28, 2012.

4.4
Promissory Note dated December 3, 2008 between the Company and the Julian A. Hecker Irrevocable Trust dated September30, 2003 in the amount of $100,000.00 at 10% interest payable monthly with the principal due on July 1, 2010, incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 28, 2012.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES - continued

4.5
Promissory Note dated December 3, 2008 between the Company and the Colleen N. Hecker Irrevocable Trust dated September30, 2003 in the amount of $100,000.00 at 10% interest payable monthly with the principal due on July 1, 2010, incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 28, 2012.

4.6
Promissory Note dated January 27, 2009 between the Company and Reliance Trust Co., Trustee, Gilman Ciocia, Inc.  401(k) Plan, FBO Carole Enisman in the amount of $170,000.00 at 10% interest payable monthly with the principal due on July 1, 2010, incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 28, 2012.

4.7
Promissory Note dated June 30, 2009 between the Company and Prime Partners, Inc. in the amount of $530,000.00 at 10% interest payable monthly with the principal due on July 1, 2010, which superseded and cancelled the $530,000.00 Promissory Note dated September 1, 2008 between the Company and Prime Partners, Inc., incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 28, 2012.

4.8
Promissory Note dated August 19, 2009 between the Company and the Christopher R. Hecker Irrevocable Trust datedSeptember 30, 2003 in the amount of $100,000.00 at 10% interest payable monthly with the principal due on July 1, 2010, incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 28, 2012.

4.9
Promissory Note dated August 19, 2009 between the Company and the Colleen N. Hecker Irrevocable Trust dated September30,  2003 in the amount of $100,000.00 at 10% interest payable monthly with the principal due on July 1, 2010, incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 28, 2012.

4.10
Promissory Note dated August 19, 2009 between the Company and the Julian A. Hecker Irrevocable Trust dated September 30,2003 in the amount of $100,000.00 at 10% interest payable monthly with the principal due on July 1, 2010, incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 28, 2012.

4.11
Promissory Note dated November 24, 2009 between the Company and Reliance Trust Co., Trustee, Gilman Ciocia, Inc. 401(k) Plan, FBO Michael Ryan in the amount of $38,000.00 at 10% interest payable monthly with the principal due on July 1, 2010, incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 28, 2012.

4.12
Promissory Note dated November 24, 2009 between the Company and Reliance Trust Co., Trustee, Gilman Ciocia, Inc. 401(k)Plan, FBO Carole Enisman in the amount of $40,000.00 at 10% interest payable monthly with the principal due on July 1, 2010, incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 28, 2012.

4.13
Amended Promissory Note dated March 2, 2010 between the Company and Reliance Trust Co., Trustee Gilman Ciocia, Inc.401(k) Plan, FBO Carole Enisman in the amount of $210,000.00 at 10% interest payable monthly with the principal due on July 1, 2011 which superseded and cancelled the $170,000.00 Promissory Note dated January 27, 2009 and which superseded and cancelled the $40,000.00 Promissory Note dated November 24, 2009   between the Company and Reliance Trust Co., Trustee, Gilman Ciocia, Inc. 401(k) Plan, FBO Carole Enisman, incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 28, 2012.

4.14
Amended Promissory Note dated April 19, 2010 between the Company and the Christopher R. Hecker Irrevocable Trust datedSeptember 30, 2003 in the amount of $200,000.00 at 10% interest payable monthly with the principal due on July 1, 2011 which superseded and cancelled the $100,000.00 Promissory Note dated December 3, 2008 and which superseded and cancelled the $100,000.00 Promissory Note dated August 19, 2009 between the Company and the Christopher R. Hecker Irrevocable Trust dated September 30, 2003 incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 28, 2012.

4.15
Amended Promissory Note dated April 19, 2010 between the Company and the Julian A. Hecker Irrevocable Trust dated September 30, 2003 in the amount of $200,000.00 at 10% interest payable monthly with  the principal due on July 1, 2011 which superseded and cancelled the $100,000.00 Promissory Note dated December 3, 2008 and which superseded and cancelled the $100,000.00 Promissory Note dated August 19, 2009 between the Company and the Julian A. Hecker Irrevocable Trust dated September 30, 2003, incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 28, 2012.

4.16
Amended Promissory Note dated April 19, 2010 between the Company and the Colleen N. Hecker Irrevocable Trust dated September 30, 2003 in the amount of $200,000.00 at 10% interest payable monthly with the principal due on July 1, 2011 which superseded and cancelled the $100,000.00 Promissory Note dated December 3, 2008 and which superseded and cancelled the $100,000.00 Promissory Note dated August 19, 2009 between the Company and the Colleen N. Hecker Irrevocable Trust dated September 30, 2003 incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 28, 2012.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES - continued

4.17
Amended Promissory Note dated April 19, 2010 between the Company and Reliance Trust Co., Trustee Gilman Ciocia, Inc. 401(k) Plan FBO Michael Ryan in the amount of $38,000.00 at 10% interest payable monthly with the principal due on July 1, 2011 which superseded and cancelled the $38,000.00 Promissory Note dated November 24, 2009 between the Company and Reliance Trust Co., Trustee Gilman Ciocia, Inc. 401(k) Plan FBO Michael Ryan, incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 28, 2012.

4.18
Promissory Note dated May 5, 2010 between the Company and Prime Partners, Inc. in the amount of $530,000.00 at 10% interest payable monthly with the principal due on July 1, 2011, which superseded and cancelled the $530,000.00 Promissory Note dated  June 30, 2009 between the Company and Prime Partners, Inc, incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 28, 2012.

4.19
Promissory Note dated August 1, 2010 between the Company and Prime Partners, Inc. in the amount of $530,000.00 at 10% interest payable in forty-two (42) monthly payments of $15,007.91 commencing on August 15, 2010  and continuing through January 15, 2014 which superseded and cancelled the $530,000.00 Promissory Note dated May 5, 2010 between the Company and Prime Partners, Inc., incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 28, 2012.

4.20
Promissory Note dated December 16, 2010 between the Company and Reliance Trust Co., Trustee, Gilman Ciocia, Inc. 401(k) Plan, FBO Michael Ryan in the amount of $18,000.00 at 10% interest payable monthly with the principal due on April 1, 2011, incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 28, 2012.

4.21
Promissory Note dated December 16, 2010 between the Company and Ted Finkelstein in the amount of $100,000.00   at 10%interest payable monthly with the principal due on April 1, 2011, incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 28, 2012.

4.21
Promissory Note dated December 16, 2010 between the Company and Reliance Trust Co., Trustee, Gilman Ciocia, Inc. 401(k) Plan, FBO Carole Enisman in the amount of $64,000.00 at 10% interest payable monthly with the principal due on April 1, 2011, incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 28, 2012.

4.23
Promissory Note dated May 26, 2011 between the Company and Ted Finkelstein in the amount of $50,000.00   at 10% interestpayable monthly with the principal due on Demand, incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 28, 2012.

4.24
Amended Promissory Note dated May 31, 2011 between the Company and Equity Trust Company d.b.a. Sterling Trust, Custodian FBO: Gilman Ciocia, Inc. 401K Plan, FBO Carole Enisman a/c#500190 in the amount of $210,000.00 at 10% interest payable monthly with the principal due on July 1, 2012 which superseded and cancelled the $210,000.00 Promissory Note dated March 2, 2010 between the Company and Reliance Trust Co., Trustee, Gilman Ciocia, Inc. 401(k) Plan, FBO Carole Enisman, incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 28, 2012.

4.25
Amended Promissory Note dated May 31, 2011 between the Company and Equity Trust Company d.b.a. Sterling Trust, Custodian FBO: Gilman Ciocia, Inc. 401K Plan, FBO Michael Ryan a/c#500192 in the amount of $38,000.00 at 10% interest payable monthly with the principal due on July 1, 2012 which superseded and cancelled the $38,000.00 Promissory Note dated April 19, 2010 between the Company and Reliance Trust Co., Trustee, Gilman Ciocia, Inc. 401(k) Plan, FBO Michael Ryan, incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 28, 2012.

4.26
Amended Promissory Note dated May 31, 2011 between the Company and the Colleen N. Hecker Irrevocable Trust dated September 30, 2003 in the amount of $200,000.00 at 10% interest payable monthly with the principal due on July 1, 2012 which superseded and cancelled the $200,000.00 Promissory Note dated April 19, 2010 between the Company and the Colleen N. Hecker Irrevocable Trust dated September 30, 2003, incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 28, 2012.

4.27
Amended Promissory Note dated May 31, 2011 between the Company and the Julian A. Hecker Irrevocable Trust dated September 30, 2003 in the amount of $200,000.00 at 10% interest payable monthly with the principal due on July 1, 2012 which superseded and cancelled the $200,000.00 Promissory Note dated April 19, 2010 between the Company and the Julian A. Hecker Irrevocable Trust dated September 30, 2003, incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 28, 2012.

4.28
Amended Promissory Note dated May 31, 2011 between the Company and the Christopher R. Hecker Irrevocable Trust datedSeptember 30, 2003 in the amount of $200,000.00 at 10% interest payable monthly with the principal due on July 1, 2012 which superseded and cancelled the $200,000.00 Promissory Note dated April 19, 2010 between the Company and the Christopher R. Hecker Irrevocable Trust dated September 30, 2003, incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 28, 2012.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES - continued

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

GILMAN CIOCIA, INC.

Dated: September 28, 2012	By:	/s/ Michael Ryan
Chief Executive Officer

Dated: September 28, 2012	By:	/s/ Jay Palma
Principal Financial and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 28th day of September, 2012.

/s/ James Ciocia, Chairman

/s/ Edward Cohen, Director

/s/ Michael Ryan, Director

/s/ Frederick Wasserman, Director

/s/ John Levy, Director

/s/ Allan Page, Director

GILMAN CIOCIA, INC.

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Gilman Ciocia, Inc.
Poughkeepsie, New York

We have audited the accompanying consolidated balance sheets of Gilman Ciocia, Inc. and subsidiaries as of June 30, 2012 and 2011 and the related consolidated statements of operations, shareholders' equity and cash flows for the fiscal years ended June 30, 2012 and 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gilman Ciocia, Inc. and its subsidiaries at June 30, 2012 and 2011 and the results of its operations and its cash flows for the fiscal years ended June 30, 2012 and 2011, in conformity with accounting principles generally accepted in the United States.

/s/ Sherb & Co., LLP Certified Public Accountants

New York, New York
September 27, 2012

GILMAN CIOCIA, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2012	June 30, 2011
Assets

Cash and Cash Equivalents	$446	$383
Restricted Cash	190	190
Marketable Securities	8	1
Trade Accounts Receivable, Net	2,453	2,387
Receivables From Employees, Net	980	1,096
Prepaid Expenses	347	332
Other Current Assets	460	119
Total Current Assets	4,884	4,508

Property and Equipment (less accumulated depreciation
of $7,214 in 2012 and $6,944 in 2011)	781	995
Goodwill	4,016	4,012
Intangible Assets (less accumulated amortization of $9,176
in 2012 and $8,352 in 2011)	4,503	5,184
Other Assets	271	291
Total Assets	$14,455	$14,990

Liabilities and Shareholders' Equity

Accounts Payable ($5 are valued at fair value at June 30, 2012
and $4 at June 30, 2011)	$1,186	$1,996
Accrued Expenses	1,994	1,446
Commissions Payable	2,542	2,626
Current Portion of Notes Payable and Capital Leases	2,674	1,289
Deferred Income	152	217
Due to Related Parties	251	203
Total Current Liabilities	8,799	7,777

Long Term Portion of Notes Payable and Capital Leases	1,991	2,537
Long Term Portion of Related Party Notes	950	1,111
Other Long Term Liabilities	817	1,044
Total Liabilities	12,557	12,469

Shareholders' Equity

Preferred Stock, $0.001 par value; 100 shares authorized; none issued	-	-
Common Stock, $0.01 par value 500,000 shares authorized; 97,487
and 96,887 shares issued at June 30, 2012 and 2011, respectively	975	969
Additional Paid in Capital	36,620	36,562
Accumulated Deficit	(35,697)	(35,010)
Total Shareholders' Equity	1,898	2,521
Total Liabilities & Shareholders' Equity	$14,455	$14,990

See accompanying Notes to Consolidated Financial Statements

GILMAN CIOCIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Fiscal Years Ended June 30,
	2012	2011
Revenues
Financial Planning Services	$32,419	$33,828
Tax Preparation and Accounting Fees	7,953	7,655
Total Revenues	40,372	41,483

Operating Expenses
Commissions	20,685	22,531
Salaries and Benefits	9,283	9,184
General and Administrative	4,938	4,601
Advertising	881	1,235
Brokerage Fees and Licenses	1,209	1,367
Rent	2,533	2,727
Depreciation and Amortization	1,094	1,114
Total Operating Expenses	40,623	42,759

Loss Before Other Income and Expenses	(251)	(1,276)
Other Income/(Expenses)
Interest and Investment Income	8	15
Interest Expense	(562)	(464)
Other Income, Net	118	(46)
Total Other Expense	(436)	(495)

Loss Before Income Taxes	(687)	(1,771)
Income Tax Expense	-	-
Net Loss	$(687)	$(1,771)

Weighted Average Number of Common
Shares Outstanding:
Basic and Diluted Shares	97,286	96,704
Basic and Diluted Net Loss Per Share:
Net Loss per Common Share	$(0.01)	$(0.02)

See accompanying Notes to Consolidated Financial Statements

GILMAN CIOCIA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

			Additional		Total
	Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2010	96,287	$963	$36,487	$(33,239)	$4,211

Net loss	-	-	-	(1,771)	(1,771)
Issuance of stock in connection with director compensation and other	600	6	75	-	81

Balance, June 30, 2011	96,887	969	36,562	(35,010)	2,521

Net loss	-	-	-	(687)	(687)
Issuance of stock in connection with director compensation and other	600	6	58	-	64

Balance, June 30, 2012	97,487	$975	$36,620	$(35,697)	$1,898

See accompanying Notes to Consolidated Financial Statements

GILMAN CIOCIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
	Fiscal Years Ended June 30,
	2012	2011
Cash Flows From Operating Activities:
Net Loss	$(687)	$(1,771)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,094	1,114
Issuance of common stock for stock-based compensation and other	64	81
Loss on sale of office	-	82
Allowance for doubtful accounts	294	189
Gain on fair value recognition on accounts payable	(18)	(10)

Changes in assets and liabilities:
Accounts receivable	(232)	(136)
Prepaid and other current assets	(356)	(9)
Change in marketable securities	(6)	3
Other assets	20	27
Accounts payable and accrued expenses	(384)	(447)
Deferred income	(65)	130
Net cash used in operating activities:	(276)	(747)

Cash Flows From Investing Activities:
Capital expenditures	(33)	(26)
Cash paid for acquisitions, net of cash acquired and debt incurred	(324)	(355)
Receivables from employees	(12)	215
Proceeds from sale of office	-	100
Due from office sales	-	58
Net cash used in investing activities:	(369)	(8)

Cash Flows From Financing Activities:
Proceeds from other loans	347	411
Proceeds from notes payable	2,287	1,400
Proceeds from related parties	140	274
Payments of notes payable	(1,337)	(951)
Payments of capital leases and other loans	(476)	(530)
Payments to related parties	(253)	(394)
Net cash provided by financing activities:	708	210

Net change in cash and cash equivalents	63	(545)
Cash and cash equivalents at beginning of fiscal year	383	928
Cash and cash equivalents at end of fiscal year	$446	$383

See accompanying Notes to Consolidated Financial Statements and supplemental disclosures to Consolidated Statements of Cash Flows.

GILMAN CIOCIA, INC.
SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended June 30,
	2012	2011
Cash Flow Information
Cash payments during the year for
Interest	$545	$489
Taxes	$-	$-

Supplemental Disclosure of Non-Cash Transactions
Issuance of common stock for services, interest
and other	$30	$30
Equipment acquired under capital leases	$24	$-
Fair value recognition on legacy accounts payable	$(19)	$(39)

GILMAN CIOCIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2012 AND 2011

1. ORGANIZATION AND NATURE OF BUSINESS

Gilman Ciocia, Inc. (together with its wholly owned subsidiaries, “we”, “us”, “our” or the “Company”) was founded in 1981 and is incorporated under the laws of the State of Delaware.  We provide federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets, accounting services to small and midsize companies and financial planning services, including securities brokerage, investment management services, insurance and financing services.  As of June 30, 2012, we had 27 company-owned offices operating in three states (New York, New Jersey, and Florida) and 33 independently operated offices providing financial planning services in 10 states.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Furthermore, the Company, including our wholly owned subsidiary Prime Capital Services, Inc. ("PCS"), has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with PCS. In addition, under the PCS registered representatives contract, each registered representative has indemnified us for these claims. We have established liabilities for potential losses from such complaints, legal actions, government investigations and proceedings. In establishing these liabilities, our management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect our estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. As of June 30, 2012, we accrued approximately $23.4 thousand for these matters. A majority of these claims are covered by our errors and omissions insurance policy. While we will vigorously defend ourselves in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.  As of June 30, 2012, we accrued an additional $490.0 thousand in legal fees and other costs and expenses in defending against the OFR Administrative Proceeding and the OFR Court Case and have recorded a receivable from the Registered Representatives for their share of the legal fees and other costs and expenses.

GILMAN CIOCIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2012 AND 2011

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

Marketable Securities

Our short-term investments consist of trading securities and are stated at quoted market values, with unrealized gains and losses reported as investment income in earnings. During the fiscal years ended June 30, 2012 and 2011 we recorded unrealized gains/(losses) from trading securities which we deemed immaterial.  All such gains and losses are calculated on the basis of the specific-identification method. During the fiscal year ended June 30, 2012, we recognized $0.9 million in realized gains. Interest earned is included in other income/(expense).

Securities sold, but not yet purchased, are stated at quoted market values with unrealized gains and losses reflected in the statements of operations. Subsequent market fluctuations of securities sold, but not yet purchased, may require purchasing the securities at prices that may differ from the market values reflected in the accompanying balance sheets. There was no liability attributable to securities sold short, but not yet purchased, as of June 30, 2012.

Trade Accounts Receivable, Net

Our accounts receivable consist primarily of amounts due related to financial planning commissions and tax preparation and accounting services performed. We record an allowance for doubtful accounts based on management’s estimate of collectibility of such trade and notes receivables outstanding.  The allowance for doubtful accounts represents an amount considered by management to be adequate to cover potential losses, if any.  The recorded allowance was $0.3 million at June 30, 2012 and 2011. Bad debt expense was $0.3 million for the fiscal year ended June 30, 2012 and $0.2 million for the fiscal year ended June 30, 2011, and is included in general and administrative expense in the statements of operations.

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

GILMAN CIOCIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2012 AND 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Website Development and Internal Use Software Costs

We capitalized costs incurred in the application development stage related to the development of our website and our internal use software in the amount of $0.6 million.  During the fiscal year ended June 30, 2012 and 2011 we incurred no costs in the application development stage related to the development of our website and our internal use of software.  Amortization expense is computed on a straight-line basis over a period of two to five years, the expected useful life, and amounted to approximately $11.6 thousand and $47.4 thousand for the years ended June 30, 2012 and 2011.

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

Advertising Expense

The costs to develop direct-mail advertising are accumulated and expensed upon the first mailing of such advertising. The costs to develop tax season programs and associated printing and paper costs are deferred in the first and second fiscal quarters and expensed in the third fiscal quarter upon the first use of such advertisements in the advertising programs.  Other advertising fees associated with tax season are expensed as incurred.  Advertising expense was $0.9 million and $1.2 million for the years ended June 30, 2012 and 2011, respectively.

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

Stock-based Compensation

The fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards.  The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.  In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  In estimating our forfeiture rate, we analyzed our historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding.  If our actual forfeiture rate is materially different from our estimate, or if we reevaluate the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.  For the fiscal years ended June 30, 2012 and June 30, 2011 there was a $33.9 thousand and $50.6 thousand charge to earnings related to stock-option awards, respectively.  See Note 13 for a discussion of stock-based compensation.

GILMAN CIOCIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2012 AND 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed using the weighted average number of common shares outstanding during each period.  Options to purchase 3,247,645 common shares at an average price of $0.16 per share were outstanding during fiscal 2012 and options to purchase 3,097,950 common shares at an average price of $0.16 per share were outstanding during fiscal 2011.  These options to purchase common shares were not included in the computations of diluted earnings per share because to do so would be anti-dilutive.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and debt, approximated fair value as of June 30, 2012, because of the relatively short-term maturity of these instruments and their market interest rates.

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

Recent Accounting Pronouncements

In September 2011, the FASB issued new guidance on testing goodwill for impairment. Pursuant to the new guidance an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss. Under the new guidance, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The new guidance does not change the current guidance for testing other indefinite lived intangible assets for impairment. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011.  As of June 30, 2012, the Company has not elected to adopt the new guidance early, and when adopted, this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In May 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance related to Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. generally accepted accounting principles (“U.S. GAAP”) and the International Financial Reporting Standards (“IFRS”), that results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value. The new guidance clarifies and changes some fair value measurement principles and disclosure requirements under U.S. GAAP.  Among them is the clarification that the concepts of highest and best use and valuation premise in a fair value measurement should only be applied when measuring the fair value of nonfinancial assets. Additionally, the new guidance requires quantitative information about unobservable inputs, and disclosure of the valuation processes used and narrative descriptions with regard to fair value measurements within the Level 3 categorization of the fair value hierarchy. The requirements of the amended accounting guidance were effective for us January 1, 2012 and early adoption was prohibited.  The adoption of the new accounting guidance did not have a material impact on our consolidated financial statements.

GILMAN CIOCIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2012 AND 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

FOR THE FISCAL YEARS ENDED JUNE 30, 2012 AND 2011

3. ACQUISITIONS - continued

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

As of June 30,
(in thousands)	2011
Net sales	$42,151
Net loss	$(1,724)

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

During fiscal 2009 and 2008, we entered into asset purchase agreements to purchase six tax preparation, accounting and financial planning businesses. In each case, the purchase price is equal to a percentage of gross revenue generated from the preparation of tax returns, accounting services and financial planning revenues from clients generated during a one to five year period.  Commencing on the first quarter end after the acquisition date and each 90-day period thereafter, we will pay the sellers an installment payment based on a percentage of gross revenues generated during a one to five year period after the closing dates less all prior payments received.   Payments made as of June 30, 2012 totaled $1.7 million in the aggregate.  No liability will be recorded until the contingency is determinable beyond a reasonable doubt.  Based on an estimate of these future revenues, we expect we will have a contingent liability of $15.0 thousand, subject to change based on actual future revenues earned.

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

Financial Planners
During fiscal 2012 and 2011, we entered into several financial planner employment agreements.  As part of the agreements we provided total loans to these financial planners in the amount of $0.1 million in fiscal 2012 and $0.1 million in fiscal 2011.  Consistent with industry practice, some of these loans will be forgiven if the financial planner meets certain predetermined production targets and/or length of service commitments.

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

FOR THE FISCAL YEARS ENDED JUNE 30, 2012 AND 2011

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

Receivables from employees and independent registered representatives consist of the following:

	As of June 30,
(in thousands)	2012	2011
Demand loans from employees and independent registered representatives	$2,071	$2,067
Less: Allowance	(1,091)	(971)
Total	$980	$1,096

6. PROPERTY AND EQUIPMENT, NET

Major classes of property and equipment consist of the following:

	As of June 30,
(in thousands)	2012	2011
Equipment	$3,890	$3,853
Furniture and Fixtures	1,615	1,608
Leasehold Improvements	1,838	1,826
Software	652	652
Property and Equipment at Cost	7,995	7,939
Less: Accumulated Depreciation and Amortization	(7,214)	(6,944)
Property and Equipment, Net	$781	$995

Property and equipment under capitalized leases was $2.9 million at June 30, 2012 and at June 30, 2011. Accumulated amortization related to capitalized leases was $2.8 million at June 30, 2012 and $2.7 million at June 30, 2011.  Depreciation expense for property and equipment was $0.3 million for the fiscal year ended June 30, 2012 and $0.4 million for the fiscal year ended June 30, 2011.

7. GOODWILL

Goodwill, net, included on the balance sheets was $4.0 million at June 30, 2012 and $4.0 million at June 30, 2011.  Our goodwill at June 30, 2012 consists mostly of goodwill related to the acquisitions of PCS, Prime Financial Services, Inc. ("PFS") and Asset and Financial Planning, Ltd. (“AFP”) completed during or prior to the fiscal year ended June 30, 1999, which was accounted for under the purchase method.

The impairment testing for goodwill, which has an indefinite life, was performed during the fourth quarter of fiscal 2012 and 2011 using future discounted cash flows and a market value approach and it was determined that no adjustment to goodwill was required in fiscal 2012 and 2011.

GILMAN CIOCIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2012 AND 2011

7. GOODWILL - continued

A reconciliation of the change in the carrying value of goodwill for the fiscal years ended June 30, 2012 and 2011 is as follows (in thousands):

Balance at June 30, 2010	$4,116
Adjustment to purchasing accounting (1)	16
Adjustment for sale of office	(120)
Balance at June 30, 2011	4,012
Adjustment to purchasing accounting (1)	4
Adjustment for sale of office	-
Balance at June 30, 2012	$4,016

(1) During fiscal 2008 and 2009, we purchased six tax preparation and accounting practices.  Initial purchase prices are adjusted based on contingency payments made subsequent to the original purchase date.  See Note 3 on Acquisitions.

8. INTANGIBLE ASSETS

During the fiscal years ended June 30, 2012 and 2011, we recorded aggregate intangible assets valued at $0.1 million and $1.5 million, respectively, in connection with acquisitions which are accounted for under the purchase method.    During fiscal 2011, we sold an office resulting in a disposal of $0.1 million of intangible assets.

Intangible assets consist of the following:

	As of June 30,
(in thousands)	2012	2011
Customer Lists	$8,600	$8,457
Broker-Dealer Registration	100	100
Non-Compete Contracts	779	779
House Accounts	600	600
Administrative Infrastructure	500	500
Independent Contractor Agreements	3,100	3,100
Intangible Assets at Cost	13,679	13,536
Less: Accumulated Amortization	(9,176)	(8,352)
Intangible Assets, Net	$4,503	$5,184

Amortization expense for the fiscal years ended June 30, 2012 and 2011 was computed on a straight-line basis over periods of two to 20 years, and amounted to $0.8 million for the fiscal year ended June 30, 2012 and $0.8 million for the fiscal year ended June 30, 2011.  Annual amortization expense will be approximately $0.8 million for 2013, $0.7 million in 2014 and $0.6 million for each of the next three years, thereafter.

As required, we performed the fair value impairment tests during the fiscal years ended June 30, 2012 and 2011.  Fair value was determined based on recent comparable sales transactions and future cash flow projections. As a result, we recognized no impairment loss in fiscal 2012 and 2011.

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

GILMAN CIOCIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2012 AND 2011

9. FAIR VALUE MEASUREMENTS - continued

We have significant legacy accounts payable balances that are at least four years old and that we believe will never require a financial payment for a variety of reasons.  Accordingly, we opted to use the cost approach as our valuation technique to measure the fair value of our legacy accounts payable.  Based on historical payouts we have established an estimate of fifteen cents on the dollar on these legacy balances that we would potentially pay out.  The income recorded during fiscal 2012 and fiscal 2011 was $18.8 thousand and $38.8 thousand, respectively and is recorded in other income, net on our Consolidated Statement of Operations.

The following table sets forth the assets and liabilities as of June 30, 2012 which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.  As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

Quoted Prices in Active
(in thousands)		Markets for Identical	Significant Unobservable
Description	Total Fair Value of Liability	Assets (Level 1)	Inputs (Level 3)
Cash equivalents	$ 191	$ 191	$ -
Marketable securities	$ 8	$ 8	$ -
Accounts payable greater than 4 years old	$ 5	$ -	$ 5

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

GILMAN CIOCIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2012 AND 2011

10. ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of June 30,
(in thousands)	2012	2011
Accrued compensation	$272	$307
Accrued bonus	83	121
Accrued related party compensation and bonus	18	69
Accrued vacation	153	157
Accrued settlement and legal fees	490	57
Accrued audit fees & tax fees	176	143
Accrued interest	106	89
Accrued other	380	185
Accrued acquisition	316	318
Total Accrued Expenses	$1,994	$1,446

11. DEBT AND CAPITAL LEASE OBLIGATIONS

	As of June 30,
(in thousands)	2012	2011
Private Offering Notes (a)	$2,502	$2,652
2011 Notes (b)	-	700
2012 Notes (c)	1,800	-
Note Payable for Insurance (d)	18	29
Capitalized Lease Obligations (e)	345	445
Total	4,665	3,826
Less: Current Portion	(2,674)	(1,289)
Total	$1,991	$2,537

(a) On October 31, 2008 we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “2008 Offering”).  The 2008 Offering was amended on December 8, 2008, September 3, 2009, December 16, 2009, February 11, 2010, March 29, 2010 and May 31, 2011.  The securities offered for sale in the 2008 Offering, as amended were:  $3.8 million of notes with interest at 10% (the “2008 Notes”) and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).  As of June 30, 2012, $2.8 million of the 2008 Notes are outstanding and due July 1, 2013 (inclusive of $848.0 thousand in related party, see Note 15 (b)(c)), $0.5 million of the 2008 Notes are outstanding and due July 1, 2012, which were paid on July 2, 2012 and $0.1 million, or 1.0 million shares, of our common stock were issued pursuant to the 2008 Offering.

On January 27, 2009, Carole Enisman, Executive Vice President of Operations purchased a $170.0 thousand Note of the $3.8 million of Notes.  On November 24, 2009 Ms. Enisman purchased an additional $40.0 thousand Note and Michael Ryan, President and Chief Executive Officer purchased a $38.0 thousand Note of the $3.8 million Notes.  The Notes with Ms. Enisman were amended on March 2, 2010 and May 31, 2011 and was again amended on May 31, 2012 extending the due date to July 1, 2013.  The Note with Mr. Ryan was amended on April 19, 2010 and May 31, 2011 and was also amended on May 31, 2012 extending the due date to July 1, 2013.  On December 3, 2008 and August 19, 2009, three trusts, of which James Ciocia, Chairman of the Board is a trustee, purchased an aggregate of $0.6 million of Notes of the $3.8 million of the Notes.  The Notes with the three trusts were amended on April 19, 2010 and May 31, 2011 and was also amended on May 31, 2012 extending the due date to July 1, 2013.  The Carole Enisman, Michael Ryan and James Ciocia as trustee purchases which amount to $848.0 thousand are included in related party debt.

(b) On June 10, 2011, we commenced the Gilman Ciocia $0.9 million Promissory Note Offering, a private offering of our debt securities pursuant to SEC Regulation D (the”2011 Offering”).  The securities offered for sale in the 2011 Offering were $0.9 million of promissory notes with interest payable at 10.0% (the “2011 Notes”).  The 2011 Notes were collateralized by a security interest in our gross receipts from the preparation of income tax returns received by us from January 1, 2012 through June 30, 2012 (the “2012 Gross Receipts”).  The principal of the 2011 Notes was to be paid to the Note holders from the 2012 Gross Receipts on March 15, April 15, May 15, and June 15, 2012, with the balance of principal, if any, paid July 1, 2012.  On June 30, 2011 $0.7 million of the 2011 Notes was outstanding secured by an 18% interest in the 2012 Gross Receipts.  The 2011 Offering was increased to $1.3 million on July 13, 2011.  During June 2012 the 2011 Notes were paid in full.

GILMAN CIOCIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2012 AND 2011

11. DEBT AND CAPITAL LEASE OBLIGATIONS - continued

(c) On May 2, 2012, we commenced the Gilman Ciocia $1.8 million Promissory Note Offering, a private offering of our debt securities pursuant to SEC Regulation D (the “2012 Offering”).  The securities offered for sale in the 2012 Offering were $1.8 million of promissory notes with interest payable at 10.0% (the “2012 Notes”).  The 2012 Notes are collateralized by a 33.3% security interest in our gross receipts from the preparation of 2013 income tax returns (the “2013 Gross Receipts”).  The principal of the 2012 Notes will be paid to the Note holders from the 2013 Gross Receipts on March 31, April 30, May 31, and June 30, 2013, with the balance of principal, if any paid July 1, 2013.  On June 30, 2012 the entire $1.8 million 2012 Notes were outstanding secured by a 33.3% interest in the 2013 Gross Receipts.

(d) We have historically financed our insurance premiums over a short-term period of time.

(e) We are the lessee of certain equipment and leasehold improvements under capital leases expiring through 2014. The assets and liabilities under capital leases are carried at the lower of the present value of minimum lease payments or the fair market value of the asset. The assets are depreciated over the shorter of their estimated useful lives or their respective lease terms. Depreciation of assets under capital leases is included in depreciation expense.

Minimum future lease payments under capital leases as of June 30, 2012 are as follows:

(in thousands) For Fiscal Years Ended	Minimum Future Lease Payments
2013	392
2014	19
2015	3
Total	414
Less amount representing finance charge	(69)
Present value of net minimum lease payments	$345

Capital equipment leases have the lease rate factor (finance charge) built into the monthly installment and range from 8.0% to 36.8%.

Debt Maturities – Notes Payable and Related Party Notes

The stated maturities of all long-term debt, including capital lease obligations and related party notes due after June 30, 2012 are as follows:

(in thousands)
For Fiscal Years Ended	Matures
2013	2,925
2014	2,938
2015	3
$5,866

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

GILMAN CIOCIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2012 AND 2011

12. COMMITMENTS AND CONTINGENCIES - continued

The following is a schedule by fiscal year of future minimum rental payments required under operating leases as of June 30, 2012:

(in thousands) For Fiscal Years Ended	Minimum Rental Payments
2013	$2,234
2014	1,635
2015	1,166
2016	762
2017	293
Total	$6,090

Rent expense from operations for both fiscal years ended June 30, 2012 and 2011 was $2.5 million and $2.7 million, respectively.

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

Clearing Agreements

We are party to clearing agreements with unaffiliated correspondent brokers, which in relevant part state that we will assume customer obligations in the event of a default. At June 30, 2012, the clearinghouse brokers held approximately $0.2 million of cash as a deposit requirement, which is included in current assets on the balance sheet at June 30, 2012 as a reduction to amounts due to such brokers.

Net Capital Requirements

PCS is subject to the SEC's Uniform Net Capital Rule 15c 3-1, which requires that PCS maintain minimum regulatory net capital of $0.1 million and, in addition, that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed the greater of 15 to 1. As of June 30, 2012, we were in compliance with these regulations.

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

Litigation

On April 6, 2012, the State of Florida Office of Financial Regulation commenced an Administrative Proceeding (the “OFR Administrative Proceeding”) against PCS, Asset & Financial Planning, Ltd. (“AFP”), a wholly owned subsidiary and a registered investment advisor, and three registered representatives of PCS (the “Registered Representatives”).   The OFR Administrative Proceeding sought the imposition of administrative fines in the amount of $575,000 from PCS, $238,500 from AFP and $323,500 from the registered representatives. The allegations in the OFR Administrative Proceeding concerned the impact of management fees on the bonus provisions of a rider on 55 customer variable annuities between 2007 and 2010.  AFP has since instituted procedures to insure that no other variable annuities under management are similarly impacted.   PCS, AFP and the registered representatives believed that these transactions were an administrative error and that the customers did not suffer any economic harm or damage.  PCS, AFP and the registered representatives did not believe that the imposition of administrative fines was appropriate and they vigorously defended against the OFR Administrative Proceeding.  On September 7, 2012 a settlement in principle of the OFR Administrative Proceeding was agreed to as follows:  PCS, AFP and the Registered Representatives will pay $70,000 in joint and several fines, the allocation of which will be subject to further discussion; PCS, AFP and the Registered Representatives will pay $30,000 in costs; and two of the Registered Representatives will sign two (2) year registration agreements, subject to negotiation.  Upon execution of a written settlement agreement, the OFR Administrative Proceeding will be dismissed with prejudice.

GILMAN CIOCIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2012 AND 2011

12. COMMITMENTS AND CONTINGENCIES - continued

On July 10, 2012, the State of Florida Office of Financial Regulation commenced a lawsuit in Florida state court (the “OFR Court Case”) against the Company, Asset & Financial Planning, Ltd. (“AFP”), an affiliated registered investment advisor, and the Registered Representatives.  The OFR Court Case requested that the Company be enjoined from violating the Florida Securities and Investor Protection Act and for restitution for the customers. The Company, AFP and the Registered Representatives vigorously defended against the OFR Court Case.  On September 7, 2012 a settlement in principle of the OFR Administrative Proceeding was agreed to as follows:  PCS, AFP and the Registered Representatives will pay $100,000 in restitution to the customers to be distributed pursuant to further agreement.  Upon execution of a written settlement agreement, the OFR Court Case will be dismissed with prejudice.

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

The Company and PCS have been named as defendants and respondents in lawsuits and FINRA arbitrations in the ordinary course of business.  As such, we have established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, our management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of the losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect our estimate of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter.  Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. We accrued $23.4 thousand as a reserve for potential settlements, judgments and awards at June 30, 2012.  PCS has errors and omissions coverage that will cover a portion of such matters. In addition, under the PCS registered representatives contract, each registered representative is responsible for covering awards, settlements and costs in connection with these claims. While we will vigorously defend our self in these matters and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.  As of June 30, 2012, we accrued an additional $490.0 thousand in legal fees and other costs and expenses in defending against the OFR Administrative Proceeding and the OFR Court Case and have recorded a receivable from the Registered Representatives for their share of the legal fees and other costs and expenses.

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

FOR THE FISCAL YEARS ENDED JUNE 30, 2012 AND 2011

13. EQUITY COMPENSATION PLANS - continued

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

During fiscal 2012, there was a $33.9 thousand charge to earnings related to stock-option awards, and during fiscal 2011 there was a $50.6 thousand charge to earnings related to stock-option awards.

The table below summarizes plan and non-plan stock option activity for the fiscal years ended June 30, 2012 and 2011:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding, June 30, 2010	2,618,098	$0.19
Granted	721,152	0.15
Exercised	-	-
Expired	(10,000)	6.00
Canceled	(231,300)	0.18
Outstanding, June 30, 2011	3,097,950	$0.16
Granted	626,304	0.15
Exercised	-	-
Expired	-	-
Canceled	(476,609)	0.15
Outstanding, June 30, 2012	3,247,645	$0.16

Exercisable June 30, 2011	850,750	$0.17
Exercisable June 30, 2012	1,311,718	$0.16

The weighted average fair value of options granted during the years ended June 30, 2012 and 2011 was $0.15 for each year.

Stock Option Price Schedule
As of June 30, 2012

Weighted
		Average	Weighted	Number	Weighted
	Number of	Remaining	Average	Exercisable	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Price	Outstanding	Life (Years)	Price	Outstanding	Price
$0.01-$0.18	3,247,645	7	$ 0.16	1,311,718	$ 0.16

The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

	2012	2011
Expected Life (Years)	8.5	8.5
Risk Free Interest Rate	2.38%	2.82%
Volatility	204.45%	203.09%
Dividend Yield	0.00%	0.00%

GILMAN CIOCIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2012 AND 2011

13. EQUITY COMPENSATION PLANS - continued

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

14. EMPLOYEE BENEFIT PLAN

We maintain a 401(k) plan for the benefit of our eligible employees. We have not made any discretionary annual matching contributions.

15. RELATED PARTY DEBT AND TRANSACTIONS

	As of June 30,
(in thousands)	2012	2011

Prime Partners Note (a)	$263	$416
Ciocia as Trustee Note (b)	600	600
Enisman/Ryan Note (c)	338	248
Finkelstein Note (d)	-	50
Total	1,201	1,314
Less: Current Portion	(251)	(203)
Total	$950	$1,111

(a) As of September 1, 2008, we entered into a $0.5 million promissory note with Prime Partners (the “Prime Partners Note”).  The Prime Partners Note provided for 10% interest to be paid in arrears through the end of the previous month on the 15th day of each month commencing on October 15, 2008.  The principal of the Prime Partners Note was to be paid on or before July 1, 2009.  Michael Ryan is a director, an officer and a significant shareholder of Prime Partners.  The Prime Partners Note was amended as of June 30, 2009 to extend the due date of principal to July 1, 2010.  The Prime Partners Note was again amended as of May 5, 2010 to extend the due date of principal to July 1, 2011.  The Prime Partners Note was again amended as of August 1, 2010 to provide for 42 monthly payments of $15.0 thousand comprised of principal and interest at 10% on the 15th day of each month commencing on August 15, 2010 and ending on January 15, 2014. Up to and including June 30, 2011, in the event that we determined that we could not make a payment on the monthly due date, we could defer the payment by sending written notice to Prime Partners.  Any payment so deferred, was to be paid by adding each such deferred payment to the 42 month amortization schedule as an increased monthly payment commencing on August 15, 2011.  No payments were deferred by us.  In the event that we are in default on any of the promissory notes issued in our Regulation D Private Placement, within 30 days from written notice by us, Prime Partners shall repay to us all principal payments requested in the notice.  This repayment obligation is secured by Prime Partner’s execution of a collateral assignment of a promissory note owed by Daniel R. Levy to Prime Partners dated January 23, 2004 in the original principal amount of $0.9 million and with a present outstanding principal balance of $0.3 million.  There shall be no fees owed by us to Prime Partners for any late payments and no acceleration of the Prime Partners Note as a result of any late payments.

GILMAN CIOCIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2012 AND 2011

15. RELATED PARTY DEBT AND TRANSACTIONS - continued

On December 26, 2007, we entered into a promissory note in the amount of $0.3 million with Prime Partners for related party debt which was previously included in accrued expenses.  The note paid interest at 10.0% per annum.  The note was payable over 31 months and was paid in full in September 2011.

(b) On December 3, 2008, three trusts of which James Ciocia is a trustee, purchased an aggregate of $0.3 million of the Notes issued pursuant to the Offering in reliance upon the exemption from registration in Rule 506 of Regulation D.  On August 19, 2009, these trusts purchased an additional $0.3 million of the Notes.  The Notes with the three trusts were amended on April 19, 2010, May 31, 2011 and was also amended on May 31, 2012 extending the due date to July 1, 2013.  See Note 11.

(c) On January 27, 2009, Carole Enisman, Executive Vice President of Operations purchased a $0.2 million Note of the $3.8 million of Notes.  On November 24, 2009 Ms. Enisman purchased an additional $40.0 thousand Note and Michael Ryan, President and Chief Executive Officer purchased a $38.0 thousand Note of the $3.8 million Notes.  The Notes with Ms. Enisman were amended on March 2, 2010, May 31, 2011 and was also amended on May 31, 2012 extending the due date to July 1, 2013.  The Note with Mr. Ryan was amended on April 19, 2010, May 31, 2011 and was also amended on May 31, 2012 extending the due date to July 1, 2013.  See Note 11.

On September 23, 2011 we issued an unsecured promissory note in the amount of $50.0 thousand to Carole Enisman, our Executive Vice President of Operations, payable on demand by Ms. Enisman at an interest rate of 10.0% per annum.  On November 3, 2011 we issued an unsecured promissory note in the amount of $40.0 thousand to Michael Ryan, our President and Chief Executive Officer, payable on demand by Mr. Ryan at an interest rate of 10.0% per annum.  The unsecured promissory notes with Ms. Enisman and Mr. Ryan are still outstanding as of June 30, 2012.

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

James Ciocia, our Chairman of the Board of Directors and a financial planner for the Company, receives commissions based on a variable percentage of his own business production and under which he received an aggregate of $0.6 million and $0.6 million in fiscal 2012 and 2011, respectively.

16. TAXES ON INCOME

For fiscal years ended June 30, 2012 and June 30, 2011 there was no income taxes recorded in the Consolidated Financial Statements.

A valuation allowance has been established against the deferred tax assets as of June 30, 2012 and June 30, 2011.

Our net operating loss carry forwards (“NOL”) of $24.5 million at June 30, 2012 expire generally from 2022 to 2032.  The ability to utilize net operating loss carryovers may be restricted based on Internal Revenue Code Section 382 “changes in ownership.”

GILMAN CIOCIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2012 AND 2011

16. TAXES ON INCOME - continued

A reconciliation of the federal statutory rate to the provision for income taxes is as follows:

	For Fiscal Years Ended June 30,
(in thousands)	2012		2011

Pre-tax income (loss) from Continuing operations	$(687)		$(1,771)
Federal income taxes/(benefit)
computed at statutory rates	(240)	35.0%	(620)	35.0%
State and local taxes/(benefit)
net of federal tax benefit	-	-	-	-
Accrual for non-deductible expense	10	(1.5)	-	-
Valuation reserve	230	(33.5)	620	(35.0)
Total income tax expense provision	$-	-%	$-	-%

Net deferred assets were comprised of the following:

	As of June 30,
(in thousands)	2012	2011
Net operating loss carry forward	$8,500	$8,200
Intangibles	800	1,000
Other, net	700	700
Total	10,000	9,900
Less Valuation reserve	(10,000)	(9,900)
Net	$-	$-

17. EQUITY TRANSACTIONS

On October 31, 2011 we issued in the aggregate $30.0 thousand in common stock, or 600,000 shares to certain of our Board of Directors in consideration for services as director compensation pursuant to our 2007 Stock Incentive Plan.

On October 20, 2010 we issued in the aggregate $30.0 thousand in common stock, or 600,000 shares to certain of our Board of Directors in consideration for services as director compensation pursuant to our 2007 Stock Incentive Plan.

18. SUBSEQUENT EVENTS

On April 6, 2012, the State of Florida Office of Financial Regulation commenced an Administrative Proceeding (the “OFR Administrative Proceeding”) against PCS, Asset & Financial Planning, Ltd. (“AFP”), a wholly owned subsidiary and a registered investment advisor, and three registered representatives of PCS (the “Registered Representatives”).   The OFR Administrative Proceeding sought the imposition of administrative fines in the amount of $575,000 from PCS, $238,500 from AFP and $323,500 from the registered representatives. The allegations in the OFR Administrative Proceeding concerned the impact of management fees on the bonus provisions of a rider on 55 customer variable annuities between 2007 and 2010.  AFP has since instituted procedures to insure that no other variable annuities under management are similarly impacted.   PCS, AFP and the registered representatives believed that these transactions were an administrative error and that the customers did not suffer any economic harm or damage.  PCS, AFP and the registered representatives did not believe that the imposition of administrative fines was appropriate and they vigorously defended against the OFR Administrative Proceeding.  On September 7, 2012 a settlement in principle of the OFR Administrative Proceeding was agreed to as follows:  PCS, AFP and the Registered Representatives will pay $70,000 in joint and several fines, the allocation of which will be subject to further discussion; PCS, AFP and the Registered Representatives will pay $30,000 in costs; and two of the Registered Representatives will sign two (2) year registration agreements, subject to negotiation.  Upon execution of a written settlement agreement, the OFR Administrative Proceeding will be dismissed with prejudice.

GILMAN CIOCIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2012 AND 2011

18. SUBSEQUENT EVENTS - continued

On July 10, 2012, the State of Florida Office of Financial Regulation commenced a lawsuit in Florida state court (the “OFR Court Case”) against the Company, Asset & Financial Planning, Ltd. (“AFP”), an affiliated registered investment advisor, and the Registered Representatives.  The OFR Court Case requested that the Company be enjoined from violating the Florida Securities and Investor Protection Act and for restitution for the customers. The Company, AFP and the Registered Representatives vigorously defended against the OFR Court Case.  On September 7, 2012 a settlement in principle of the OFR Administrative Proceeding was agreed to as follows:  PCS, AFP and the Registered Representatives will pay $100,000 in restitution to the customers to be distributed pursuant to further agreement.  Upon execution of a written settlement agreement, the OFR Court Case will be dismissed with prejudice.

As of June 30, 2012, we accrued an additional $490.0 thousand in legal fees and other costs and expenses in defending against the OFR Administrative Proceeding and the OFR Court Case and have recorded a receivable from the Registered Representatives for their share of the legal fees and other costs and expenses.

As of August 3, 2012, we sold the assets of an office located in Toms River, New Jersey, including client lists and goodwill, for a purchase price of $0.4 million ($0.3million in cash and $0.1 million in Gilman Ciocia stock – 1.5 million shares).  The sale will result in a gain on sale of assets of approximately $0.3 million.

On July 31, 2012 PCS renewed its clearing agreement with National Financial Services, LLC for a five-year term ending August 1, 2017.

On July 31, 2012, we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “$1.5 Million Offering”).  The securities offered for sale in the $1.5 Million Offering are $1.5 million of notes with interest at 10.0% (the “$1.5 Million Notes”).  As of September 26, 2012, $.07 million were outstanding and due December 31, 2013.  The proceeds of the sales were used for working capital and to retire debt.  No underwriters participated in these transactions.

On July 2, 2012 we paid $0.5 million of the 2008 Notes that were not extended to July 1, 2013.