Form 10-K/A
period 2012-06-30
GILMAN CIOCIA, INC.
filed 2012-10-29
CIK 914142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A
Amendment No. 1
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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended June 30, 2012 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission on September 28, 2012, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following items from the Form 10-K formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of June 30, 2012 and June 30, 2011, (ii) the Consolidated Statements of Operations for the fiscal years ended June 30, 2012 and June 30, 2011, (iii) the Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2012 and June 30, 2011, (iv) the Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2012 and June 30, 2011 and (v) the Notes to Consolidated Financial Statements.

No other changes have been made to the Form 10-K. This Amendment does not reflect events that have occurred after the September 28, 2012 filing date of the Form 10-K, or modify or update the disclosures presented therein, except to reflect the amendment described above.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1	Financial Statements: See “Index to Consolidated Financial Statements” set forth on page F-1.

2	Financial Statement Schedule: See “Index to Consolidated Financial Statements” set forth on page F-1.

3	Exhibits: See “Index to Exhibits” set forth below.

INDEX TO EXHIBITS

21.1	List of subsidiaries (annexed herewith). *

23.1	Consent of Sherb & Co., LLP. *

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. *

31.2	Rule 13a-14(a) Certification of Principal Financial and Chief Accounting Officer. *

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002. *

32.2	Certification of Principal Financial and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002. *

101
The financial information from the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2012 furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): Consolidated Balance Sheets; Consolidated Statements of Operations; Consolidated Statements of Shareholders' Equity; Consolidated Statement of Cash Flows; and Notes to Consolidated Financial Statements, tagged as blocks of text. (Filed herewith).

*   Previously filed.

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

GILMAN CIOCIA, INC.

Dated: October 29, 2012	By:	/s/ Michael Ryan
Chief Executive Officer

Dated: October 29 2012	By:	/s/ Jay Palma
Principal Financial and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 29th day of October , 2012.

/s/ James Ciocia, Chairman

/s/ Edward Cohen, Director

/s/ Michael Ryan, Director

/s/ Frederick Wasserman, Director

/s/ John Levy, Director

/s/ Allan Page, Director