Form 10-Q
period 2012-09-30
GILMAN CIOCIA, INC.
filed 2012-11-19
CIK 914142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

---------------------------

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 14, 2012, 96,446,179 shares of the issuer's common stock, $0.01 par value, were outstanding.

GILMAN CIOCIA, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Period Ending September 30, 2012

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

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GILMAN CIOCIA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
	Unaudited
	September 30,	June 30,
	2012	2012 (1)
Assets

Cash & Cash Equivalents	$289	$446
Restricted Cash	190	190
Marketable Securities	29	8
Trade Accounts Receivable, Net	2,489	2,453
Receivables from Employees, Net	985	980
Prepaid Expenses	495	347
Other Current Assets	473	460
Total Current Assets	4,950	4,884

Property and Equipment (less accumulated depreciation of $7,275
at September 30, 2012 and $7,214 at June 30, 2012)	707	781
Goodwill	4,016	4,016
Intangible Assets (less accumulated amortization of $9,260 at
September 30, 2012 and $9,176 at June 30, 2012)	4,231	4,503
Other Assets	259	271
Total Assets	$14,163	$14,455

Liabilities and Shareholders' Equity

Accounts Payable ($4 and $5 are valued at fair value at
September 30, 2012 and June 30, 2012, respectively)	$1,240	$1,186
Accrued Expenses	1,597	1,994
Commission Payable	2,415	2,542
Current Portion of Notes Payable and Capital Leases	4,254	2,674
Deferred Income	209	152
Due to Related Parties	1,103	251
Total Current Liabilities	10,818	8,799

Long Term Portion of Notes Payable and Capital Leases	702	1,991
Long Term Portion of Related Party Notes	59	950
Other Long Term Liabilities	799	817
Total Liabilities	12,378	12,557

Shareholders' Equity

Preferred Stock, $0.001 par value; 100 shares authorized; none issued	-	-
Common Stock, $0.01 par value 500,000 shares authorized; 96,017 shares and
97,487 share issued at September 30, 2012 and June 30, 2012	960	975
Additional Paid in Capital	36,556	36,620
Accumulated Deficit	(35,731)	(35,697)
Total Shareholders' Equity	1,785	1,898
Total Liabilities and Shareholders' Equity	$14,163	$14,455

(1) Derived from audited financial statements.
See Notes to Unaudited Consolidated Financial Statements

GILMAN CIOCIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)
	For the Three Months Ended September 30,
	2012	2011
Revenues
Financial Planning Services	$7,336	$8,864
Tax Preparation and Accounting Fees	891	704
Total Revenues	8,227	9,568

Operating Expenses
Commissions	4,406	5,321
Salaries and Benefits	2,165	2,220
General and Administrative	1,070	911
Advertising	159	187
Brokerage Fees and Licenses	271	362
Rent	589	625
Depreciation and Amortization	278	273
Total Operating Expenses	8,938	9,899

Loss Before Other Income and Expenses	(711)	(331)
Other Income/(Expenses)
Interest and Investment Income	7	2
Interest Expense	(133)	(128)
Other Income/(Expense), Net	804	(2)
Total Other Income/(Expense)	678	(128)

Loss Before Income Taxes	(33)	(459)
Income Tax Expense	-	-
Net Loss	$(33)	$(459)

Weighted Average Number of Common
Shares Outstanding:
Basic and Diluted Shares	96,640	96,887

Basic and Diluted Net Loss Per Share:
Net Loss Per Common Share	$(0.00)	$(0.00)

See Notes to Unaudited Consolidated Financial Statements

GILMAN CIOCIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)
	For the Three Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(33)	$(459)

Adjustments to reconcile net loss to net cash provided
by/(used in) operating activities:
Depreciation and amortization	278	273
Issuance of common stock for stock-based compensation and other	9	12
Gain on sale of office	(323)	-
Allowance for doubtful accounts	18	15
Gain on fair value recognition on accounts payable	(1)	-

Changes in assets and liabilities:
Accounts receivable	(56)	(276)
Prepaid and other current assets	(150)	(151)
Change in marketable securities	(22)	-
Other assets	-	(11)
Accounts payable and accrued expenses	(432)	(46)
Deferred income	57	24
Net cash used in operating activities:	(655)	(619)

Cash Flows from Investing Activities:
Capital expenditures	-	(9)
Cash paid for acquisitions, net of cash acquired and debt Incurred	(61)	(124)
Receivables from employees	(5)	91
Due from office sales	5	-
Proceeds from sale of office	307	-
Net cash (used in) provided by investing activities:	246	(42)

Cash Flows from Financing Activities:
Proceeds from other loans	235	251
Proceeds from notes payable	690	550
Proceeds from related parties	-	100
Payments to related parties	(39)	(92)
Payments of notes payable	(530)	-
Payments of capital leases and other loans	(104)	(295)
Net cash provided by financing activities:	252	514

Net change in cash and cash equivalents	(157)	(147)
Cash and cash equivalents at beginning of period	446	383
Cash and cash equivalents at end of period	$289	$236

See Notes to Unaudited Consolidated Financial Statements and Supplemental Disclosures to Consolidated Statements of Cash Flows

GILMAN CIOCIA, INC.
Supplemental Disclosures to Consolidated Statements of Cash Flows (unaudited)
(in thousands)
	For the Three Months Ended September 30,
	2012	2011
Cash Flow Information
Cash payments during the year for:
Interest	$133	$127
Taxes	$-	$-

Supplemental Disclosure of Non-Cash Transactions
Fair value recognition on legacy accounts payable	$(1)	$-

See Notes to the Unaudited Consolidated Financial Statements

GILMAN CIOCIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  ORGANIZATION AND NATURE OF BUSINESS

Description of the Company

Gilman Ciocia, Inc. (together with its wholly owned subsidiaries, “we”, “us”, “our” or the “Company”) was founded in 1981 and is incorporated under the laws of the State of Delaware.  We provide federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets, accounting services to small and midsize companies and financial planning services, including securities brokerage, investment management services, insurance and financing services.  As of September 30, 2012, we had 26 company-owned offices operating in the states of New York, New Jersey and Florida and 33 independently operated offices providing financial planning services in 10 states.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted pursuant to such rules and regulations.  However, we believe that the disclosures are adequate to make the information presented not misleading.  The Consolidated Balance Sheet as of September 30, 2012, the Consolidated Statements of Operations for the three months ended September 30, 2012 and 2011 and the Consolidated Statements of Cash Flows for the three months ended September 30, 2012 and 2011 are unaudited.  The Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations.  The operating results for the three months ended September 30, 2012 are not necessarily indicative of the results to be expected for any other interim period or any future year.  These Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

GILMAN CIOCIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  We and our wholly owned subsidiary Prime Capital Services, Inc. (“PCS”) have been named as a respondent in customer arbitrations and as a defendant in customer lawsuits (“Customer Claims”). These Customer Claims result from the actions of brokers affiliated with PCS.  Under the PCS registered representatives contract, each registered representative has indemnified us for these claims.  Most of these Customer Claims are covered by our errors and omissions insurance policy.  As of September 30, 2012, there were no pending Customer Claims against PCS or the Company.  We establish liabilities for potential losses from Customer Claims.  In establishing these liabilities, management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses.  While we will vigorously defend ourselves in these matters, and we assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

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

GILMAN CIOCIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed using the weighted average number of common shares outstanding during each period.  Options to purchase 3,209,145 common shares at an average price of $0.16 per share were outstanding during the three months ended September 30, 2012, but were not included in the computation of diluted earnings per share because to do so would be anti-dilutive and because the options’ exercise prices were greater than the average market price of the common shares.  Options to purchase 3,097,950 common shares at an average price of $0.16 per share were outstanding during the three months ended September 30, 2011, but were not included in the computation of diluted earnings per share because to do so would be anti-dilutive and because the options’ exercise prices were greater than the average market price of the common shares.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and debt, approximated fair value as of September 30, 2012 because of the relatively short-term maturity of these instruments and their market interest rates.

Contingent Consideration

During fiscal 2011 we entered into one asset purchase agreement which includes contingent consideration based upon gross revenue generated in future periods.  At the time of acquisition we recognized a liability of $1.3 million representing anticipated future contingency payments.  As of September 30, 2012 the remaining liability was $0.9 million.

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

GILMAN CIOCIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.  RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued new guidance on testing goodwill for impairment. Pursuant to the new guidance an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss. Under the new guidance, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The new guidance does not change the current guidance for testing other indefinite lived intangible assets for impairment. The new guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The requirements of the amended accounting guidance were effective for us September 30, 2012 and early adoption was permitted.  At September 30, 2012 we elected to use the qualitative assessment alternative to test goodwill for impairment.  Based on our qualitative assessment we believe that it is not more likely than not that the fair value is less than its carrying value at September 30, 2012.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

4.  COMMITMENTS AND CONTINGENCIES

On April 6, 2012, the State of Florida Office of Financial Regulation commenced an Administrative Proceeding (the “OFR Administrative Proceeding”) against PCS, Asset & Financial Planning, Ltd. (“AFP”), a wholly owned subsidiary and a registered investment advisor, and three registered representatives of PCS (the “Registered Representatives”).   The OFR Administrative Proceeding sought the imposition of administrative fines in the amount of $575,000.00 from PCS, $238,500.00 from AFP and $323,500 from the registered representatives. The allegations in the OFR Administrative Proceeding concerned the impact of management fees on the bonus provisions of a rider on 55 customer variable annuities between 2007 and 2010.  AFP has since instituted procedures to insure that no other variable annuities under management are similarly impacted.   PCS, AFP and the registered representatives believed that these transactions were an administrative error and that the customers did not suffer any economic harm or damage.  PCS, AFP and the registered representatives did not believe that the imposition of administrative fines was appropriate and they vigorously defended against the OFR Administrative Proceeding.  On September 7, 2012, a settlement in principle of the OFR Administrative Proceeding was agreed to as follows:  PCS, AFP and the Registered Representatives will pay $70,000 in joint and several fines, the allocation of which will be subject to further discussion; PCS, AFP and the Registered Representatives will pay $30,000 in costs; and two of the Registered Representatives will sign two (2) year registration agreements, subject to negotiation.  Upon execution of a written settlement agreement, the OFR Administrative Proceeding will be dismissed with prejudice.

On July 10, 2012, the State of Florida Office of Financial Regulation commenced a lawsuit in Florida state court (the “OFR Court Case”) against the Company, Asset & Financial Planning, Ltd. (“AFP”), an affiliated registered investment advisor, and the Registered Representatives.  The OFR Court Case requested that the Company be enjoined from violating the Florida Securities and Investor Protection Act and for restitution for the customers. The Company, AFP and the Registered Representatives vigorously defended against the OFR Court Case.  On September 7, 2012, a settlement in principle of the OFR Administrative Proceeding was agreed to as follows:  PCS, AFP and the Registered Representatives will pay $100,000 in restitution to the customers to be distributed pursuant to further agreement.  Upon execution of a written settlement agreement, the OFR Court Case will be dismissed with prejudice.

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

We and PCS have been named as a respondent in customer arbitrations and as a defendant in customer lawsuits (“Customer Claims”). These Customer Claims result from the actions of brokers affiliated with PCS.  Under the PCS registered representatives contract, each registered representative has indemnified us for these claims.  Most of these Customer Claims are covered by our errors and omissions insurance policy.  As of September 30, 2012, there were no pending Customer Claims against PCS or the Company.  We establish liabilities for potential losses from Customer Claims.  In establishing these liabilities, management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses.  While we will vigorously defend ourselves in these matters, and we assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

5.  EQUITY

On October 31, 2012, pursuant to the Company’s 2007 Stock Incentive Plan (the “2007 Plan”), we granted to the independent members of our Board of Directors and Jim Ciocia, our Chairman of the Board, in the aggregate, $25.0 thousand in common stock options, or 510,205 common stock options each with an exercise price of $0.15 and a ten-year term which vest as to 20.0% of the shares annually commencing one year after the date of grant and which have a Black-Scholes value at the time of grant determined based on the closing price of our common stock on the date of grant.  Additionally, on October 31, 2012 we issued in the aggregate to these same board members $25.0 thousand in common stock, or 500,000 shares of Rule 144 restricted common stock.

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

GILMAN CIOCIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited))

6.  FAIR VALUE MEASUREMENTS - continued

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

We have accounts payable balances that are at least four years old and that we believe will never require a financial payment for a variety of reasons.  Accordingly, we opted to use the cost approach as our valuation technique to measure the fair value of our legacy accounts payable.  Based on historical payouts we have established an estimate of fifteen cents on the dollar on these legacy balances that we would potentially pay out.  The income recorded during the three months ended September 30, 2012 was $1.2 thousand.   No income was recorded during the three months ended September 30, 2011.

The following table sets forth the assets and liabilities as of September 30, 2012 which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.  These are classified based on the lowest level of input that is significant to the fair value measurement:

		Quoted Prices in Active
(in thousands)	Carrying	Markets for Identical	Significant Unobservable
Description	Value	Assets (Level 1)	Inputs (Level 3)
Cash equivalents	$191	$191	$-
Marketable securities	$29	$29	$-
Accounts payable greater than 4 years old	$4	$-	$4

The following table sets forth the assets and liabilities as of June 30, 2012 which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.  These are classified based on the lowest level of input that is significant to the fair value measurement:

		Quoted Prices in Active
(in thousands)	Carrying	Markets for Identical	Significant Unobservable
Description	Value	Assets (Level 1)	Inputs (Level 3)
Cash equivalents	$191	$191	$-
Marketable securities	$8	$8	$-
Accounts payable greater than 4 years old	$5	$-	$5

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

GILMAN CIOCIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying value of goodwill remained unchanged at $4.0 million for the three month period ended September 30, 2012.
Other intangible assets subject to amortization are comprised of the following at:
(in thousands)	September 30, 2012	June 30, 2012
Customer Lists	$8,412	$8,600
Broker-Dealer Registration	100	100
Non-Compete Contracts	779	779
House Accounts	600	600
Administrative Infrastructure	500	500
Independent Contractor Agreements	3,100	3,100
Intangible Costs at Cost	13,491	13,679
Less: Accumulated Amortization and Impairment	(9,260)	(9,176)
Intangible Assets, Net	$4,231	$4,503

Amortization expense for both the three months ended September 30, 2012 and September 30, 2011 was $0.2 million.

8.  DISPOSITIONS

On August 3, 2012 we sold the assets of an office located in Toms River, New Jersey, including client lists and goodwill, for a purchase price of $0.4 million ($0.3 million in cash and $0.1 million in Gilman Ciocia stock – 1.5 million shares).   The sale resulted in a gain on sale of assets of approximately $0.3 million.

9.  DEBT

	September 30,	June 30,
(in thousands)	2012	2012
2008 Notes (a)	$1,972	$2,502
2012 Notes (b)	1,800	1,800
2013 Notes (c)	690	-
Note Payable for Insurance (c)	160	18
Capitalized Lease Obligations (d)	334	345
Total	4,956	4,665
Less: Current Portion	(4,254)	(2,674)
Total Long-Term Portion	$702	$1,991

GILMAN CIOCIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9.  DEBT - continued

(a) On October 31, 2008 we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “2008 Offering”).  The 2008 Offering was amended on December 8, 2008, September 3, 2009, December 16, 2009, February 11, 2010, March 29, 2010, May 31, 2011 and May 31, 2012.  The securities offered for sale in the 2008 Offering, as amended were:  $3.8 million of notes with interest at 10% (the “2008 Notes”) and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).  As of September 30, 2012, $2.3 million of the 2008 Notes are outstanding and due July 1, 2013 (inclusive of $848.0 thousand in related party, see Note 12 (b)(c)), $0.5 million of the 2008 Notes were outstanding and due July 1, 2012, which were paid on July 2, 2012 and $0.1 million, or 1.0 million shares, of our common stock were issued pursuant to the 2008 Offering.

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

 (b) On May 2, 2012, we commenced the Gilman Ciocia $1.8 million Promissory Note Offering, a private offering of our debt securities pursuant to SEC Regulation D (the “2012 Offering”).  The securities offered for sale in the 2012 Offering were $1.8 million of promissory notes with interest payable at 10.0% (the “2012 Notes”).  The 2012 Notes are collateralized by a 33.3% security interest in our gross receipts from the preparation of 2013 income tax returns (the “2013 Gross Receipts”).  The principal of the 2012 Notes will be paid to the Note holders from the 2013 Gross Receipts on March 31, April 30, May 31, and June 30, 2013, with the balance of principal, if any paid July 1, 2013.  On September 30, 2012 the entire $1.8 million 2012 Notes were outstanding secured by a 33.3% interest in the 2013 Gross Receipts.

 (c) On July 31, 2012, we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “$1.5 Million Offering”).  The securities offered for sale in the $1.5 Million Offering are $1.5 million of notes with interest at 10.0% (the “2013 Notes”).  As of November 14, 2012, $1.0 million were outstanding and due December 31, 2013.

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

GILMAN CIOCIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Changes in our stock option activity during the three months ended September 30, 2012 were as follows:
	Shares	Weighted Average Exercise Price
Outstanding, June 30, 2012	3,247,945	$0.16
Granted	-	-
Exercised	-	-
Expired	-	-
Canceled	38,500	0.18
Outstanding, September 30, 2012	3,209,145	$0.16

Exercisable, September 30, 2012	1,288,618	$0.16

The range of exercise prices for the outstanding options at September 30, 2012 is between $0.10 and $0.18.

On October 31, 2012, pursuant to the 2007 Plan, we granted to the independent members of our Board of Directors and Jim Ciocia, our Chairman of the Board, in aggregate, $25.0 thousand in common stock options, or 510,205 common stock options each with an exercise price of $0.15 and a ten-year term which vest as to 20.0% of the shares annually commencing one year after the date of grant and which have a Black-Scholes value at the time of grant determined based on the closing price of our common stock on the date of grant.  Additionally, on October 31, 2012 we issued in the aggregate to these same board members $25.0 thousand in common stock, or 500,000 shares of Rule 144 restricted common stock.

11.  ACCRUED EXPENSES

Accrued expenses consist of the following:
(in thousands)	September 30,	June 30,
	2012	2012

Accrued compensation	$202	$272
Accrued bonus	83	83
Accrued related party compensation and bonus	17	18
Accrued vacation	153	153
Accrued settlement fees	425	490
Accrued audit fees & tax fees	161	176
Accrued interest	109	106
Accrued other	192	380
Accrued acquisitions short term	255	316
Total Accrued Expenses	$1,597	$1,994

12.  RELATED PARTY TRANSACTIONS
	September 30,	June 30,
(in thousands)	2012	2012

Prime Partners Note (a)	$224	$263
Ciocia as Trustee 2008 Notes (b)	600	600
Enisman and Ryan 2008 Notes (c)	338	338
Total	1,162	1,201
Less: Current Portion	(1,103)	(251)
Total Long-Term Portion	$59	$950

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

(c) On January 27, 2009, Carole Enisman, Executive Vice President of Operations purchased a $0.2 million Note of the $3.8 million of 2008 Notes.  On November 24, 2009 Ms. Enisman purchased an additional $40.0 thousand Note and Michael Ryan, President and Chief Executive Officer purchased a $38.0 thousand Note of the $3.8 million of 2008 Notes.  The Notes with Ms. Enisman were amended on March 2, 2010, May 31, 2011 and was also amended on May 31, 2012 extending the due date to July 1, 2013.  The Note with Mr. Ryan was amended on April 19, 2010, May 31, 2011 and was also amended on May 31, 2012 extending the due date to July 1, 2013.  See Note 9.

On September 23, 2011 we issued an unsecured promissory note in the amount of $50.0 thousand to Carole Enisman, our Executive Vice President of Operations, payable on demand by Ms. Enisman at an interest rate of 10.0% per annum.  On November 3, 2011 we issued an unsecured promissory note in the amount of $40.0 thousand to Michael Ryan, our President and Chief Executive Officer, payable on demand by Mr. Ryan at an interest rate of 10.0% per annum.  The unsecured promissory notes with Ms. Enisman and Mr. Ryan are still outstanding as of September 30, 2012.

At September 30, 2012, the aggregate amount we owed to related parties was $1.2 million.

13.  SUBSEQUENT EVENTS

On October 31, 2012, pursuant to the 2007 Plan, we granted to the independent members of our Board of Directors and Jim Ciocia, our Chairman of the Board, in aggregate, $25.0 thousand in common stock options, or 510,205 common stock options each with an exercise price of $0.15 and a ten-year term which vest as to 20.0% of the shares annually commencing one year after the date of grant and which have a Black-Scholes value at the time of grant determined based on the closing price of our common stock on the date of grant.  Additionally, on October 31, 2012 we issued in the aggregate to these same board members $25.0 thousand in common stock, or 500,000 shares of Rule 144 restricted common stock.

On October 9, 2012, we sold an additional $0.1 million Note offered for sale in the $1.5 Million Offering.  As of November 14, 2012, $1.0 million were outstanding and due December 31, 2013.

On October 5, 2012, our Board of Directors after recommendation from the Compensation Committee extended our employment agreement with Michael Ryan, our President and Chief Executive Officer, to June 30, 2013.

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

As of September 30, 2012 we had 26 company-owned offices operating in the states of New York, New Jersey and Florida.  We also provide financial planning services through approximately 33 independently owned and operated offices in 10 states.  We believe that we benefit from economies of scale associated with the aggregate production of both Company offices and independently owned offices.

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

Managed Assets

As indicated in the following table, as of September 30, 2012, assets under AFP management decreased 10.5%, or $52.5 million, to $448.2 million, from $500.7 million as of June 30, 2012.  This decrease is mostly attributable to market decreases of $41.4 and a net removal of $11.1 million of money under management due attrition amongst our independent financial planners.  As of September 31, 2012, total Company securities under custody were $3.2 billion, up 2.3%, or $72.1 million from June 30, 2012.

The following table presents the market values of assets under AFP management:
(in thousands) Market Value as of	Annuities	Brokerage	Third Party	Total Assets Under Management

9/30/2012	$96,384	$271,841	$80,026	$448,251
6/30/2012	$162,912	$293,106	$44,716	$500,734
3/31/2012	$165,216	$333,583	$45,762	$544,561
12/31/2011	$149,907	$351,275	$28,138	$529,320

The following table presents the market values of total Company securities under custody.  The numbers do not include fixed annuities.

(in thousands) Market Value as of	Total Company Securities Under Custody

9/30/2012	$3,218,939
6/30/2012	$3,146,798
3/31/2012	$3,273,957
12/31/2011	$3,101,331

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2011

Revenue

The following table presents revenue by product line and brokerage revenue by product type:

	For the Three Months Ended September 30,
(in thousands)			% Change	% of Total Revenue	% of Total Revenue
Consolidated Revenue Detail	2012	2011	2012-2011	2012	2011

Revenue by Product Line
Brokerage Commissions Revenue	$5,319	$5,930	-10.3%	64.7%	62.0%
Insurance Commissions	294	399	-26.1%	3.6%	4.2%
Fixed Annuities	171	324	-47.2%	2.1%	3.4%
Advisory Fees (1)	1,375	2,095	-34.4%	16.7%	21.9%
Tax Preparation and Accounting Fees	891	704	26.6%	10.8%	7.3%
Lending Services	100	43	127.3%	1.2%	0.4%
Marketing Revenue	77	73	5.5%	0.9%	0.8%
Total Revenue	$8,227	$9,568	-14.0%	100.0%	100.0%

Brokerage Commissions Revenue by Product Type
Mutual Funds	$931	$632	47.3%	11.4%	6.6%
Equities, Bonds & Unit Investment Trusts	610	684	-10.8%	7.5%	7.1%
Variable Annuities	1,268	1,832	-30.8%	15.6%	19.1%
Trails (1)	2,318	2,422	-4.3%	28.4%	25.3%
All Other Products	192	360	-46.7%	2.4%	3.8%
Brokerage Commissions Revenue	$5,319	$5,930	-10.3%	65.3%	62.0%

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

The following table sets forth a breakdown of our consolidated financial planning revenue by company-owned offices and independent offices for the three months ended September 30, 2012 and 2011:

	For Three Months Ended September 30,
(in thousands)	2012	% of Total	2011	% of Total
Company-Owned Offices	$4,399	60.0%	$4,899	55.3%
Independent Offices	2,937	40.0%	3,965	44.7%
Total	$7,336		$8,864

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Our total revenues for the three months ended September 30, 2012 were $8.2 million consisting of $7.3 million for financial planning services and $0.9 million for tax preparation and accounting services, compared to $9.6 million for the three months ended September 30, 2011 consisting of $8.9 million for financial planning services and $0.7 million for tax preparation and accounting services, a decrease in total of $1.3 million or 14.0%.  Financial planning services represented approximately 89.0% and tax preparation fees and accounting services represented approximately 11.0% of our total revenues during the three months ended September 30, 2012.  Financial planning services represented approximately 93.0% and tax preparation fees and accounting services represented approximately 7.0% of our total revenues during the three months ended September 30, 2011.  Revenue from financial planning services consisted of approximately 73.0% earned from brokerage commissions, 19.0% from asset management, 6.0% from insurance and fixed annuities, 1.0% from PCS marketing, and 1.0% from lending services.

Financial planning revenue for the three months ended September 30, 2012 was $7.3 million, a decrease of $1.5 million or 17.2%, compared to $8.9 million for the three months ended September 30, 2011.  The product mix during the three months ended September 30, 2012 is not indicative of the year and possibly future earnings.  Advisory fees are down $0.7 million as a result of a net removal of $11.1 million of our money under management due to attrition amongst our independent financial planners.  All other financial planning revenues are down as a result of general market conditions,  attrition amongst our independent financial planners and the sale of one office.

Tax preparation and accounting services revenue was $0.9 million for the three months ended September 30, 2012, an increase of $0.2 million from the same period during the previous fiscal year.  The majority of this increase in tax preparation and accounting services revenue is attributable to our acquisition made in fiscal 2011 now in its second year of operations and to a lesser extent increases in prices.

Expenses

Our total operating expenses for the three months ended September 30, 2012 were $8.9 million, a decrease of $1.0 million or 9.7%, compared to $9.9 million for the three months ended September 30, 2011.  This decrease is mostly due to a decrease in commission expenses of $0.9 million, brokerage fees and licenses of $0.1 million and salaries of $0.1 million, offset in part by an increase in general and administrative expenses of $0.2 million.

Commission expense for the three months ended September 30, 2012 was $4.4 million, a decrease of $0.9 million, or 17.0%, from $5.3 million for the three months ended September 30, 2011. The decrease in commission expense is attributable to decreases in revenue ($0.7 million) and the fact that commission expense as a percentage of revenue decreased to 54.0% for the three months ended September 30, 2012 compared with 56.0% for the same period last year ($0.2 million). This decrease in commission expense as a percentage of revenue is the result of higher financial planning revenues amongst our employee channel where a lower commission percentage is paid compared to the independent channel and due to a greater percentage of tax revenues generated by employees that are on a salary versus a commission payout basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Salaries, which consist primarily of compensation, related payroll taxes and employee benefit costs, decreased $55.0 thousand in the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  This decrease is mainly attributable to savings in benefits as we entered into service agreements with Abel Southeast, Inc. and Abel HRO Services, Inc (“Abel”) for Abel to provide professional employment organization services to us.

General and administrative expenses increased by $0.2 million or 17.5% in the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  This increase is primarily attributable to an increase in professional fees paid to consultants, increases in professional development costs, as we continue to invest in our financial planners, two client settlements that were settled in house, and increases in payroll services as we entered into service agreements with Abel to provide professional employment organization services to us (resulting in cost savings in other areas such as employee benefits and human resources).

Advertising expense decreased $28.0 thousand or 15.0% in the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  We continue to control these costs while maintaining our marketing strategy.

Brokerage fees and licenses decreased $0.1 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  The decrease is mostly due to the decrease in financial planning revenue.

Rent expense decreased by $36.0 thousand or 5.8% in the three months ended September 30, 2012 compared to the three months ended September 30, 2011.   This decrease is attributable to downsizing our corporate office and the disposition of one office.

Depreciation and amortization expense remains relatively unchanged for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Our loss from operations before other income and expense increased to $0.7 million for the three months ended September 30, 2012 compared to $0.3 million for the three months ended September 30, 2011.  Our net loss for the three months ended September 30, 2012 was $33.0 thousand, or $0.00 per basic and diluted share, compared with $0.5 million, or $0.00 per basic and diluted share for the three months ended September 30, 2011.  The increase in loss from operations was primarily attributable to lower financial planning revenues offset in part by a reduction in all other operating expenses with the exception of general and administrative expenses.

Total other income/(expense) was a net income of $0.7 million for the three months ended September 30, 2012, an increase of $0.8 million compared with a net expense of $0.1 million for the same period last year.  This increase in income is mostly the result of renewing our clearing agreement and receiving a business development credit of $0.5 million and a $0.3 million gain on the sale of an office.

As a result of those factors described above, our net loss for the three months ended September 30, 2012 decreased 92.8% compared to the three months ended September 30, 2011.

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

Adjusted EBITDA – Is calculated utilizing the same calculation as described above in arriving at EBITDA further adjusted by one-time income or expenses such as the sale of an office and the business development credit. We believe that EBITDA and Adjusted EBITDA provide useful information to investors and reflect important financial measures as they exclude the effects of items which reflect the impact of long-term investment decisions, rather than the performance of near term operations. When compared to net income / (loss) these financial measures are limited in that they do not reflect the periodic costs of certain capital assets used in generating revenues of our businesses or the non-cash charges associated with impairments. This presentation also allows investors to view the performance of our businesses in a manner similar to the methods used by us, provides additional insight into our operating results and provides a measure for evaluating targeted businesses for acquisition.

We believe these measurements are also useful in measuring our ability to service debt and other payment obligations. EBITDA and Adjusted EBITDA are not meant to be a substitute for GAAP, and may be different from or otherwise inconsistent with non-GAAP financial measures used by other companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table reconciles EBITDA and Adjusted EBITDA to net income / (loss), which we consider to be the most comparable GAAP financial measure:

	For the Three Months Ended September 30,
(in thousands)	2012	2011
Net loss	$(33)	$(459)
Plus:
Interest income	(7)	(2)
Interest expense	133	128
Amortization and Depreciation	278	273
EBITDA	371	(60)
Add / (subtract):
Other (income) / expense, net	19	2
Business development credit	(500)	-
Gain on sale of office	(323)	-
Adjusted EBITDA	$(433)	$(58)

For the three months ended September 30, 2012, EBITDA increased to $0.4 million primarily attributable to a reduction in our net loss.  The decrease in net loss was primarily attributable to the business development credit and gain on sale of an office, offset in part by an increase in operating loss.

Adjusted EBITDA decreased from EBITDA by $0.8 million, to ($0.4) million.  The additional decrease in Adjusted EBITDA is primarily attributable to deducting the business development credit and gain on sale of an office as non recurring events.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our operating results and our ability to meet our debt obligations.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended September 30, 2012, we realized a net loss of $33.0 thousand and at September 30, 2012 we had a working capital deficit of $5.9 million.  At September 30, 2012 we had $0.5 million of cash and cash equivalents and $2.5 million of trade accounts receivable, net, to fund short-term working capital requirements. PCS is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires that PCS maintain minimum regulatory net capital of $100,000 and, in addition, that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed fifteen to one.  At September 30, 2012 we were in compliance with this regulation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

On July 31, 2012, we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “$1.5 Million Offering”).  The securities offered for sale in the $1.5 Million Offering are $1.5 million of notes with interest at 10.0% (the “2013 Notes”).  As of November 14, 2012, $1.0 million were outstanding and due December 31, 2013.

On May 2, 2012, we commenced the Gilman Ciocia $1.8 million Promissory Note Offering, a private offering of our debt securities pursuant to SEC Regulation D (the “2012 Offering”).  The securities offered for sale in the 2012 Offering were $1.8 million of promissory notes with interest payable at 10.0% (the “2012 Notes”).  The 2012 Notes are collateralized by a 33.33% security interest in our gross receipts from the preparation of 2013 income tax returns (the “2013 Gross Receipts”).  The principal of the 2012 Notes will be paid to the Note holders from the 2013 Gross Receipts on March 31, April 30, May 31, and June 30, 2013, with the balance of principal, if any, paid July 1, 2013.  On September 30, 2012, the entire $1.8 million 2012 Notes were outstanding secured by 33.3% interest in the 2013 Gross Receipts.

On October 31, 2008, we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “2008 Offering”).  The 2008 Offering was amended on December 8, 2008, September 3, 2009, December 16, 2009, February 11, 2010, March 29, 2010, May 31, 2011 and May 31, 2012.  The securities offered for sale in the 2008 Offering, as amended were:  $3.8 million of notes with interest at 10.0% (the “2008 Notes”) and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).  As of September 30, 2012, $2.8 million of the 2008 Notes were outstanding and due July 1, 2013, and $0.1 million, or 1.0 million shares, of our common stock were issued pursuant to the 2008 Offering.

On August 3, 2012, we sold the assets of an office located in Toms River, New Jersey, including client lists and goodwill, for a purchase price of $0.4 million ($0.3 million in cash and $0.1 million in Gilman Ciocia stock – 1.5 million shares).  The sale will result in a gain on sale of assets of approximately $0.3 million.

On July 31, 2012 PCS renewed its clearing agreement for a five-year term ending August 1, 2017 and received a $0.5 million business development credit.

Our ability to satisfy our obligations depends on our future financial performance, which will be subject to prevailing economic, financial and business conditions.  Our capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand at September 30, 2012, possible extensions of due dates on existing notes or a combination thereof.  To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by the further sales of our securities through private offerings.  We are also continuing to control operating expenses and are implementing our acquisition strategy to increase earnings and cash flow.  While management believes that capital may be available, there is no assurance that such capital can be secured.  Additionally, there can be no assurance that our cost control measures will provide the capital needed which could adversely impact our business, nor can we assure the extensions of due dates on existing notes.

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

Our net cash used in operating activities was $0.7 million for the three months ended September 30, 2012, compared with net cash used in operating activities of $0.6 million for the three months ended September 30, 2011.  This improvement is mostly due to the decreased net loss, offset partially by an increase in working capital needs mostly due to the decrease in accounts payable at September 30, 2012.

Net cash provided by investing activities was $0.2 million for the three months ended September 30, 2012 compared with net cash used in investing activities of $42.0 thousand for the three months ended September 30, 2011.  Most of this increase in cash provided by investing activities is related to our sale of an office made in the three months ended September 30, 2012.

Net cash provided by financing activities was $0.3 million for the three months ended September 30, 2012 compared with net cash provided by financing activities of $0.5 million for the three months ended September 30, 2011.  The decrease in net cash provided by financing activities can be mostly attributed to the pay down of $0.5 million of the 2008 Notes, offset by the sale of 2013 Notes made during the three months ended September 30, 2012, which totaled $0.7 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Our critical accounting estimates have not changed materially from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended June 30, 2012 as filed with the SEC.

Recent Accounting Pronouncements

In September 2011, the FASB issued new guidance on testing goodwill for impairment. Pursuant to the new guidance an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss. Under the new guidance, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The new guidance does not change the current guidance for testing other indefinite lived intangible assets for impairment. The new guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The requirements of the amended accounting guidance were effective for us September 30, 2012 and early adoption was permitted.  At September 30, 2012 we elected to use the qualitative assessment alternative to test goodwill for impairment.  Based on our qualitative assessment we believe that it is not more likely than not that the fair value is less than its carrying value at September 30, 2012.

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

ITEM 4. CONTROLS AND PROCEDURES - continued

We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Chief Accounting Officer, of our disclosure controls and procedures.  In designing and evaluating our disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of September 30, 2012, our Principal Executive Officer and Principal Financial and Chief Accounting Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls

During the three months ended September 30, 2012, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We and our wholly owned subsidiary Prime Capital Services, Inc. (“PCS”) have been named as a respondent in customer arbitrations and as a defendant in customer lawsuits (“Customer Claims”). These Customer Claims result from the actions of brokers affiliated with PCS.  Under the PCS registered representatives contract, each registered representative has indemnified us for these claims.  Most of these Customer Claims are covered by our errors and omissions insurance policy.  As of September 30, 2012, there were no pending Customer Claims against PCS or the Company.  We establish liabilities for potential losses from Customer Claims.  In establishing these liabilities, management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses.  While we will vigorously defend ourselves in these matters, and we assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

On April 6, 2012, the State of Florida Office of Financial Regulation commenced an Administrative Proceeding (the “OFR Administrative Proceeding”) against PCS, Asset & Financial Planning, Ltd. (“AFP”), a wholly owned subsidiary and a registered investment advisor, and three registered representatives of PCS (the “Registered Representatives”).   The OFR Administrative Proceeding sought the imposition of administrative fines in the amount of $575,000.00 from PCS, $238,500.00 from AFP and $323,500 from the registered representatives. The allegations in the OFR Administrative Proceeding concerned the impact of management fees on the bonus provisions of a rider on 55 customer variable annuities between 2007 and 2010.  AFP has since instituted procedures to insure that no other variable annuities under management are similarly impacted.   PCS, AFP and the registered representatives believed that these transactions were an administrative error and that the customers did not suffer any economic harm or damage.  PCS, AFP and the registered representatives did not believe that the imposition of administrative fines was appropriate and they vigorously defended against the OFR Administrative Proceeding.  On September 7, 2012, a settlement in principle of the OFR Administrative Proceeding was agreed to as follows:  PCS, AFP and the Registered Representatives will pay $70,000 in joint and several fines, the allocation of which will be subject to further discussion; PCS, AFP and the Registered Representatives will pay $30,000 in costs; and two of the Registered Representatives will sign two (2) year registration agreements, subject to negotiation.  Upon execution of a written settlement agreement, the OFR Administrative Proceeding will be dismissed with prejudice.

On July 10, 2012, the State of Florida Office of Financial Regulation commenced a lawsuit in Florida state court (the “OFR Court Case”) against the Company, Asset & Financial Planning, Ltd. (“AFP”), an affiliated registered investment advisor, and the Registered Representatives.  The OFR Court Case requested that the Company be enjoined from violating the Florida Securities and Investor Protection Act and for restitution for the customers. The Company, AFP and the Registered Representatives vigorously defended against the OFR Court Case.  On September 7, 2012, a settlement in principle of the OFR Administrative Proceeding was agreed to as follows:  PCS, AFP and the Registered Representatives will pay $100,000 in restitution to the customers to be distributed pursuant to further agreement.  Upon execution of a written settlement agreement, the OFR Court Case will be dismissed with prejudice.

ITEM 1A.  RISK FACTORS

Our risk factors have not changed materially from those disclosed in Part I, Item 1A of our 2011 Annual Report on Form 10-K as filed with the SEC on September 28, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 31, 2012, pursuant to the Company’s 2007 Stock Incentive Plan (the “2007 Plan”), we granted to the independent members of our Board of Directors and Jim Ciocia, our Chairman of the Board, in the aggregate, $25.0 thousand in common stock options, or 510,205 common stock options each with an exercise price of $0.15 and a ten-year term which vest as to 20.0% of the shares annually commencing one year after the date of grant and which have a Black-Scholes value at the time of grant determined based on the closing price of our common stock on the date of grant.  Additionally, on October 31, 2012 we issued in the aggregate to these same board members $25.0 thousand in common stock, or 500,000 shares of Rule 144 restricted common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1
Registrant’s Certificate of Amendment of Certificate of Incorporation, incorporated by reference to the exhibit in the Registrant’s Quarterly Report on Form 10-Q dated March 31, 2008, incorporated by reference herein.

3.2	Registrant’s Certificate of Incorporation, as amended, incorporated by reference to the like numbered exhibit in the Registrant’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY.

3.3	Registrant’s Certificate of Amendment of Certificate of Incorporation, incorporated by reference to the exhibit in the Registrant’s Proxy Statement on Form 14-A under the Securities Exchange Act of 1934, as amended, filed on June 22, 1999.

3.4	Registrant’s By-Laws, incorporated by reference to the like numbered exhibit in the Registrant’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith).

31.2	Rule 13a-14(a) Certification of Principal Financial and Chief Accounting Officer. (Filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.3	Certification of Principal Financial and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

101
The financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): Consolidated Balance Sheets; Consolidated Statements of Operations; Consolidated Statement of Cash Flows; and Notes to Consolidated Financial Statements, tagged as blocks of text (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GILMAN CIOCIA, INC.

Dated: November 19, 2012	By:	/s/ Michael Ryan
Michael Ryan
Chief Executive Officer
(Principal Executive Officer)

Dated: November 19, 2012	By:	/s/ Jay Palma
Jay Palma
Principal Financial and Chief Accounting Officer