Form 10-Q
period 2012-12-31
GILMAN CIOCIA, INC.
filed 2013-02-14
CIK 914142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

---------------------------

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

As of February 14, 2013, 96,446,179 shares of the issuer's common stock, $0.01 par value, were outstanding.

GILMAN CIOCIA, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Period Ending December 31, 2012

FORWARD LOOKING STATEMENTS

The information contained in this Quarterly Report on Form 10-Q and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Such statements, including statements regarding our expectations about our ability to raise capital, our strategy to achieve our corporate objectives, including our strategy to pursue growth through acquisitions, to increase revenues through our registered representative recruiting program and expand our brand awareness and business presence, our ability to be profitable, our expectations that the number of tax preparers who are certified public accountants will increase, the cyclical nature of our business, our liquidity and our ability to fund and intentions for funding future operations, revenues, the outcome or effect of litigation, arbitration and regulatory investigations, the impact of certain accounting pronouncements, the effects of our cost-cutting measures and our intention to continue to closely control expenses, contingent liability associated with acquisitions, the impact of the current economic conditions, and others, are based upon current information, expectations, estimates and projections regarding us, the industries and markets in which we operate, and management's assumptions and beliefs relating thereto.  Words such as “will,” “plan,” “anticipate,” “expect,” “remain,” “intend,” “estimate,” “approximate,” “believe” and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecasted in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to: the uncertainty of laws, legislation, regulations, supervision and licensing by federal, state and local authorities and their impact on the lines of business in which we and our subsidiaries are involved; unforeseen compliance costs; changes in economic, political or regulatory environments; the impact of the economic downturn; changes in competition and the effects of such changes; our ability to raise additional capital and to service or extend the terms of our debt and other financial obligations; the inability to implement our strategies; changes in management and management strategies; our inability to successfully design, create, modify and operate our computer systems and networks; and litigation and regulatory actions involving us.  Readers should take these factors, as well as those risks contained in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q into account in evaluating any such forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  The reader should consult further disclosures we may make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GILMAN CIOCIA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	Unaudited
	December 31,	June 30,
	2012	2012 (1)
Assets

Cash & Cash Equivalents	$386	$446
Restricted Cash	190	190
Marketable Securities	1	8
Trade Accounts Receivable, Net	2,581	2,453
Receivables from Employees, Net	977	980
Prepaid Expenses	433	347
Other Current Assets	167	460
Total Current Assets	4,735	4,884

Property and Equipment (less accumulated depreciation of $7,342
at December 31, 2012 and $7,214 at June 30, 2012)	641	781
Goodwill	4,016	4,016
Intangible Assets (less accumulated amortization of $9,468 at
December 31, 2012 and $9,176 at June 30, 2012)	4,026	4,503
Other Assets	260	271
Total Assets	$13,678	$14,455

Liabilities and Shareholders' Equity

Accounts Payable ($4 and $5 are valued at fair value at
December 31, 2012 and June 30, 2012, respectively)	$1,318	$1,186
Accrued Expenses	1,472	1,994
Commission Payable	2,459	2,542
Current Portion of Notes Payable and Capital Leases	5,378	2,674
Deferred Income	293	152
Due to Related Parties	1,107	251
Total Current Liabilities	12,027	8,799

Long Term Portion of Notes Payable and Capital Leases	7	1,991
Long Term Portion of Related Party Notes	15	950
Other Long Term Liabilities	682	817
Total Liabilities	12,731	12,557

Shareholders' Equity

Preferred Stock, $0.001 par value; 100 shares authorized; none issued	-	-
Common Stock, $0.01 par value 500,000 shares authorized; 96,446 shares and
97,487 share issued at December 31, 2012 and June 30, 2012	964	975
Additional Paid in Capital	36,584	36,620
Accumulated Deficit	(36,601)	(35,697)
Total Shareholders' Equity	947	1,898
Total Liabilities and Shareholders' Equity	$13,678	$14,455
(1) Derived from audited financial statements.
See Notes to Unaudited Consolidated Financial Statements

GILMAN CIOCIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2012	2011	2012	2011
Revenues
Financial Planning Services	$7,475	$7,212	$14,811	$16,075
Tax Preparation and Accounting Fees	680	697	1,571	1,402
Total Revenues	8,155	7,909	16,382	17,477

Operating Expenses
Commissions	4,428	4,373	8,834	9,694
Salaries and Benefits	2,233	2,052	4,398	4,272
General and Administrative	946	950	2,016	1,861
Advertising	143	166	302	353
Brokerage Fees and Licenses	238	255	509	617
Rent	596	642	1,186	1,268
Depreciation and Amortization	276	273	553	545
Total Operating Expenses	8,860	8,711	17,798	18,610

Loss Before Other Income and Expenses	(705)	(802)	(1,416)	(1,133)
Other Income/(Expenses)
Interest and Investment Income	3	3	10	5
Interest Expense	(150)	(136)	(284)	(264)
Other Income/(Expense), Net	(18)	-	787	(2)
Total Other Income/(Expense)	(165)	(133)	513	(261)

Loss Before Income Taxes	(870)	(935)	(903)	(1,394)
Income Tax Expense	-	-	-	-
Net Loss	$(870)	$(935)	$(903)	$(1,394)

Weighted Average Number of Common
Shares Outstanding:
Basic and Diluted Shares	96,289	97,291	96,464	97,089

Basic and Diluted Net Loss Per Share:
Net Loss Per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

See Notes to Unaudited Consolidated Financial Statements

GILMAN CIOCIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	For the Six Months Ended December 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(903)	$(1,394)

Adjustments to reconcile net loss to net cash provided
by/(used in) operating activities:
Depreciation and amortization	553	545
Issuance of common stock for stock-based compensation and other	46	54
Gain on sale of office	(323)	-
Allowance for doubtful accounts	(31)	(28)
Gain on fair value recognition on accounts payable	(2)	-

Changes in assets and liabilities:
Accounts receivable	(100)	168
Prepaid and other current assets	207	3
Change in marketable securities	6	-
Other assets	-	19
Accounts payable and accrued expenses	(430)	(358)
Deferred income	141	94
Net cash used in operating activities:	(836)	(897)

Cash Flows from Investing Activities:
Capital expenditures	(2)	(14)
Cash paid for acquisitions, net of cash acquired and debt incurred	(186)	(122)
Receivables from employees	3	100
Proceeds from sale of office	319	-
Net cash provided by (used in) investing activities:	134	(36)

Cash Flows from Financing Activities:
Proceeds from other loans	235	251
Proceeds from notes payable	1,210	1,050
Proceeds from related parties	-	140
Payments to related parties	(78)	(178)
Payments of notes payable	(530)	(150)
Payments of capital leases and other loans	(195)	(248)
Net cash provided by financing activities:	642	865

Net change in cash and cash equivalents	(60)	(68)
Cash and cash equivalents at beginning of period	446	383
Cash and cash equivalents at end of period	$386	$315

See Notes to Unaudited Consolidated Financial Statements and Supplemental Disclosures to Consolidated Statements of Cash Flows

GILMAN CIOCIA, INC.
Supplemental Disclosures to Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Six Months Ended December 31,
	2012	2011
Cash Flow Information
Cash payments during the year for:
Interest	$279	$262
Taxes	$-	$-

Supplemental Disclosure of Non-Cash Transactions
Issuance of common stock for services	$25	$30
Fair value recognition on legacy accounts payable	$(2)	$-

See Notes to the Unaudited Consolidated Financial Statements

GILMAN CIOCIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  ORGANIZATION AND NATURE OF BUSINESS

Description of the Company

Gilman Ciocia, Inc. (together with its wholly owned subsidiaries, “we,” “us,” “our” or the “Company”) was founded in 1981 and is incorporated under the laws of the State of Delaware.  We provide federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets, accounting services to small and midsize companies and financial planning services, including securities brokerage, investment management services, insurance and financing services.  As of December 31, 2012, we had 26 company-owned offices operating in the states of New York, New Jersey and Florida and 30 independently operated offices providing financial planning services in 8 states.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted pursuant to such rules and regulations.  However, we believe that the disclosures are adequate to make the information presented not misleading.  The Consolidated Balance Sheet as of December 31, 2012, the Consolidated Statements of Operations for the three and six months ended December 31, 2012 and 2011 and the Consolidated Statements of Cash Flows for the six months ended December 31, 2012 and 2011 are unaudited.  The Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations.  The operating results for the three and six months ended December 31, 2012 are not necessarily indicative of the results to be expected for any other interim period or any future year.  These Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  We and our wholly owned subsidiary Prime Capital Services, Inc. (“PCS”) have been named as a respondent in customer arbitrations and as a defendant in customer lawsuits (“Customer Claims”). These Customer Claims result from the actions of brokers affiliated with PCS.  Under the PCS registered representatives contract, each registered representative has indemnified us for these claims.  Most of these Customer Claims are covered by our errors and omissions insurance policy.  As of December 31, 2012, there was one pending Customer Claim against PCS and no Customer Claims pending against the Company.  We establish liabilities for potential losses from Customer Claims.  In establishing these liabilities, management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses.  While we will vigorously defend ourselves in these matters, and we assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

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

Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed using the weighted average number of common shares outstanding during each period.  Options to purchase 3,719,350 common shares at an average price of $0.16 per share were outstanding during the three and six months ended December 31, 2012, but were not included in the computation of diluted earnings per share because to do so would be anti-dilutive and because the options’ exercise prices were greater than the average market price of the common shares.  Options to purchase 3,295,850 common shares at an average price of $0.18 per share were outstanding during the three and six months ended December 31, 2011, but were not included in the computation of diluted earnings per share because to do so would be anti-dilutive and because the options’ exercise prices were greater than the average market price of the common shares.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and debt, approximated fair value as of December 31, 2012 because of the relatively short-term maturity of these instruments and their market interest rates.

Contingent Consideration

During fiscal 2011 we entered into one asset purchase agreement which includes contingent consideration based upon gross revenue generated in future periods.  At the time of acquisition we recognized a liability of $1.3 million representing anticipated future contingency payments.  As of December 31, 2012 the remaining liability was $0.8 million.

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

GILMAN CIOCIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.  RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued new guidance on testing goodwill for impairment. Pursuant to the new guidance an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss. Under the new guidance, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The new guidance does not change the current guidance for testing other indefinite lived intangible assets for impairment. The new guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The requirements of the amended accounting guidance were effective for us September 30, 2012 and early adoption was permitted.  The adoption of the amended guidance did not have a significant impact on the consolidated financial statements.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

4.  COMMITMENTS AND CONTINGENCIES

On April 6, 2012, the State of Florida Office of Financial Regulation (the “OFR”) commenced an Administrative Proceeding (the “OFR Administrative Proceeding”) against PCS, Asset & Financial Planning, Ltd. (“AFP”), a wholly owned subsidiary and a registered investment advisor, and three registered representatives of PCS (the “Registered Representatives”).  The OFR Administrative Proceeding sought the imposition of administrative fines from PCS, AFP and the Registered Representatives. The allegations in the OFR Administrative Proceeding concerned the impact of management fees on the bonus provisions of a rider on 53 customer variable annuities between 2007 and 2010.  On July 10, 2012, the OFR commenced a lawsuit in Florida state court (the “OFR Court Case”) against PCS, AFP and the Registered Representatives.  The OFR Court Case sought an injunction against PCS, AFP and the Registered Representatives from violating the Florida Securities and Investor Protection Act and an award of damages to the owners of the 53 customer variable annuities (the “Customers”). AFP has since instituted procedures to insure that no other variable annuities under management are similarly impacted.   PCS, AFP and the Registered Representatives believed that these transactions were an administrative error and that the Customers did not suffer any economic harm or damage.  PCS, AFP and the Registered Representatives did not believe that the imposition of administrative fines was appropriate and they vigorously defended against the OFR Administrative Proceeding and against the OFR Court Case.

On January 30, 2013, the OFR executed and docketed a Final Order approving a Stipulation and Consent Agreement settling the OFR Administrative Proceeding and the OFR Court Case.  The terms of the settlement with the OFR are as follows: PCS, AFP and the Registered Representatives will pay an administrative fine in the amount of $70,000; PCS, AFP and the Registered Representatives will pay $26,175 in costs; PCS, AFP and the Registered Representatives will pay damages in the amount of $100,000 to the Customers; and two of the Registered Representatives will sign two (2) year agreements with OFR restricting their registrations as associated persons of PCS and AFP.

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

GILMAN CIOCIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.  COMMITMENTS AND CONTINGENCIES - continued

We and PCS have been named as a respondent in customer arbitrations and as a defendant in customer lawsuits (“Customer Claims”). These Customer Claims result from the actions of brokers affiliated with PCS.  Under the PCS registered representatives contract, each registered representative has indemnified us for these claims.  Most of these Customer Claims are covered by our errors and omissions insurance policy.  As of December 31, 2012, there was one pending Customer Claim against PCS and no Customer Claims pending against the Company.  We establish liabilities for potential losses from Customer Claims.  In establishing these liabilities, management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses.  While we will vigorously defend ourselves in these matters, and we assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

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

We have accounts payable balances that are at least four years old and that we believe will never require a financial payment for a variety of reasons.  Accordingly, we opted to use the cost approach as our valuation technique to measure the fair value of our legacy accounts payable.  Based on historical payouts we have established an estimate of fifteen cents on the dollar on these legacy balances that we would potentially pay out.  The income recorded during the six months ended December 31, 2012 was $2.2 thousand.   No income was recorded during the six months ended December 31, 2011.

The following table sets forth the assets and liabilities as of December 31, 2012 which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.  These are classified based on the lowest level of input that is significant to the fair value measurement:

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

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying value of goodwill remained unchanged at $4.0 million for the six month period ended December 31, 2012.

Other intangible assets subject to amortization are comprised of the following at:

(in thousands)	December 31, 2012	June 30, 2012
Customer Lists	$8,415	$8,600
Broker-Dealer Registration	100	100
Non-Compete Contracts	779	779
House Accounts	600	600
Administrative Infrastructure	500	500
Independent Contractor Agreements	3,100	3,100
Intangible Costs at Cost	13,494	13,679
Less: Accumulated Amortization and Impairment	(9,468)	(9,176)
Intangible Assets, Net	$4,026	$4,503

Amortization expense for both the three months ended December 31, 2012 and December 31, 2011 was $0.2 million.  Amortization expense for both the six months ended December 31, 2012 and December 31, 2011 was $0.4 million.

8.  DISPOSITIONS

On August 3, 2012 we sold the assets of an office located in Toms River, New Jersey, including client lists and goodwill, for a purchase price of $0.4 million ($0.3 million in cash and $0.1 million in Gilman Ciocia stock – 1.5 million shares).   The sale resulted in a gain on sale of assets of approximately $0.3 million.

9.  DEBT

	December 31,	June 30,
(in thousands)	2012	2012
2008 Notes (a)	$1,972	$2,502
2012 Notes (b)	1,800	1,800
2013 Notes (c)	1,210	-
Note Payable for Insurance (d)	80	18
Capitalized Lease Obligations (e)	323	345
Total	5,385	4,665
Less: Current Portion	(5,378)	(2,674)
Total Long-Term Portion	$7	$1,991

GILMAN CIOCIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9.  DEBT - continued

(a) On October 31, 2008 we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “2008 Offering”).  The 2008 Offering was amended on December 8, 2008, September 3, 2009, December 16, 2009, February 11, 2010, March 29, 2010, May 31, 2011 and May 31, 2012.  The securities offered for sale in the 2008 Offering, as amended were:  $3.8 million of notes with interest at 10% (the “2008 Notes”) and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).  As of December 31, 2012, $2.3 million of the 2008 Notes are outstanding and due July 1, 2013 (inclusive of $848.0 thousand in related party notes: see Note 12 (b)(c)), $0.5 million of the 2008 Notes were outstanding and due July 1, 2012, which were paid on July 2, 2012 and $0.1 million, or 1.0 million shares, of our common stock were issued pursuant to the 2008 Offering.

On January 27, 2009, Carole Enisman, Executive Vice President of Operations purchased a $170.0 thousand Note of the 2008 Notes.  On November 24, 2009 Ms. Enisman purchased an additional $40.0 thousand Note and Michael Ryan, President and Chief Executive Officer purchased a $38.0 thousand Note of the 2008 Notes.  The Notes with Ms. Enisman were amended on March 2, 2010 and May 31, 2011 and were again amended on May 31, 2012 extending the due date to July 1, 2013.  The Note with Mr. Ryan was amended on April 19, 2010 and May 31, 2011 and was also amended on May 31, 2012 extending the due date to July 1, 2013.  On December 3, 2008 and August 19, 2009, three trusts, of which James Ciocia, Chairman of the Board is a trustee, purchased an aggregate of $0.6 million of Notes of the 2008 Notes.  The Notes with the three trusts were amended on April 19, 2010 and May 31, 2011 and was also amended on May 31, 2012 extending the due date to July 1, 2013.  The Carole Enisman, Michael Ryan and James Ciocia as trustee purchases, which amount to $848.0 thousand, are included in related party debt.

 (b) On May 2, 2012, we commenced the Gilman Ciocia $1.8 million Promissory Note Offering, a private offering of our debt securities pursuant to SEC Regulation D (the “2012 Offering”).  The securities offered for sale in the 2012 Offering were $1.8 million of promissory notes with interest payable at 10.0% (the “2012 Notes”).  The 2012 Notes are collateralized by a 33.3% security interest in our gross receipts from the preparation of 2013 income tax returns (the “2013 Gross Receipts”).  The principal of the 2012 Notes will be paid to the Note holders from the 2013 Gross Receipts on March 31, April 30, May 31, and June 30, 2013, with the balance of principal, if any paid July 1, 2013.  On December 31, 2012 the entire $1.8 million 2012 Notes were outstanding secured by a 33.3% interest in the 2013 Gross Receipts.

 (c) On July 31, 2012, we commenced the Gilman Ciocia $1.5 million Promissory Note Offering, a private offering of our debt securities pursuant to SEC Regulation D (the “$1.5 Million Note Offering”).  The securities offered for sale in the $1.5 Million Note Offering are $1.5 million of notes with interest at 10.0% (the “2013 Notes”).  As of February 13, 2013, $1,450,000 were outstanding and due December 31, 2013.

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

Changes in our stock option activity during the six months ended December 31, 2012 were as follows:

	Shares	Weighted Average Exercise Price
Outstanding, June 30, 2012	3,247,645	$0.16
Granted	510,205	0.15
Exercised	-	-
Expired	-	-
Canceled	38,500	0.18
Outstanding, December 31, 2012	3,719,350	$0.16

Exercisable, December 31, 2012	1,646,527	$0.16

The range of exercise prices for the outstanding options at December 31, 2012 is between $0.10 and $0.18.

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

GILMAN CIOCIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11.  ACCRUED EXPENSES

Accrued expenses consist of the following:

(in thousands)	December 31,	June 30,
	2012	2012

Accrued compensation	$252	$272
Accrued bonus	99	83
Accrued related party compensation and bonus	9	18
Accrued vacation	79	153
Accrued settlement fees	345	490
Accrued audit fees & tax fees	117	176
Accrued interest	112	106
Accrued other	209	380
Accrued acquisitions short term	250	316
Total Accrued Expenses	$1,472	$1,994

12.  RELATED PARTY TRANSACTIONS

	December 31,	June 30,
(in thousands)	2012	2012

Prime Partners Note (a)	$184	$263
Ciocia as Trustee 2008 Notes (b)	600	600
Enisman and Ryan 2008 Notes (c)	338	338
Total	1,122	1,201
Less: Current Portion	(1,107)	(251)
Total Long-Term Portion	$15	$950

(a) As of September 1, 2008, we entered into a $0.5 million promissory note with Prime Partners (the “Prime Partners Note”).  The Prime Partners Note provided for 10% interest to be paid in arrears through the end of the previous month on the 15th day of each month commencing on October 15, 2008.  The principal of the Prime Partners Note was to be paid on or before July 1, 2009.  Michael Ryan is a director, an officer and a significant shareholder of Prime Partners.  The Prime Partners Note was amended as of June 30, 2009 to extend the due date of principal to July 1, 2010.  The Prime Partners Note was again amended as of May 5, 2010 to extend the due date of principal to July 1, 2011.  The Prime Partners Note was again amended as of August 1, 2010 to provide for 42 monthly payments of $15.0 thousand comprised of principal and interest at 10% on the 15th day of each month commencing on August 15, 2010 and ending on January 15, 2014. Up to and including June 30, 2011, in the event that we determined that we could not make a payment on the monthly due date, we could defer the payment by sending written notice to Prime Partners.  Any payment so deferred, was to be paid by adding each such deferred payment to the 42 month amortization schedule as an increased monthly payment commencing on August 15, 2011.  No payments were deferred by us.  In the event that we are in default on any of the promissory notes issued in our Regulation D Private Placement, within 30 days from written notice by us, Prime Partners shall repay to us all principal payments requested in the notice.  This repayment obligation is secured by Prime Partner’s execution of a collateral assignment of a promissory note owed by Daniel R. Levy to Prime Partners dated January 23, 2004 in the original principal amount of $0.9 million and with a present outstanding principal balance of $0.2 million.  There shall be no fees owed by us to Prime Partners for any late payments and no acceleration of the Prime Partners Note as a result of any late payments.

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

(c) On January 27, 2009, Carole Enisman, Executive Vice President of Operations purchased a $0.2 million Note of the 2008 Notes.  On November 24, 2009 Ms. Enisman purchased an additional $40.0 thousand Note and Michael Ryan, President and Chief Executive Officer purchased a $38.0 thousand Note of the 2008 Notes.  The Notes with Ms. Enisman were amended on March 2, 2010, May 31, 2011 and were also amended on May 31, 2012 extending the due date to July 1, 2013.  The Note with Mr. Ryan was amended on April 19, 2010, May 31, 2011 and was also amended on May 31, 2012 extending the due date to July 1, 2013.  See Note 9.

On September 23, 2011 we issued an unsecured promissory note in the amount of $50.0 thousand to Carole Enisman, our Executive Vice President of Operations, payable on demand by Ms. Enisman at an interest rate of 10.0% per annum.  On November 3, 2011 we issued an unsecured promissory note in the amount of $40.0 thousand to Michael Ryan, our President and Chief Executive Officer, payable on demand by Mr. Ryan at an interest rate of 10.0% per annum.  The unsecured promissory notes with Ms. Enisman and Mr. Ryan are still outstanding as of December 31, 2012.

At December 31, 2012, the aggregate amount we owed to related parties was $1.1 million.

GILMAN CIOCIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13.  SUBSEQUENT EVENTS

On April 6, 2012, the State of Florida Office of Financial Regulation (the “OFR”) commenced an Administrative Proceeding (the “OFR Administrative Proceeding”) against PCS, Asset & Financial Planning, Ltd. (“AFP”), a wholly owned subsidiary and a registered investment advisor, and three registered representatives of PCS (the “Registered Representatives”).  The OFR Administrative Proceeding sought the imposition of administrative fines from PCS, AFP and the Registered Representatives. The allegations in the OFR Administrative Proceeding concerned the impact of management fees on the bonus provisions of a rider on 53 customer variable annuities between 2007 and 2010.  On July 10, 2012, the OFR commenced a lawsuit in Florida state court (the “OFR Court Case”) against PCS, AFP and the Registered Representatives.  The OFR Court Case sought an injunction against PCS, AFP and the Registered Representatives from violating the Florida Securities and Investor Protection Act and an award of damages to the owners of the 53 customer variable annuities (the “Customers”). AFP has since instituted procedures to insure that no other variable annuities under management are similarly impacted.   PCS, AFP and the Registered Representatives believed that these transactions were an administrative error and that the Customers did not suffer any economic harm or damage.  PCS, AFP and the Registered Representatives did not believe that the imposition of administrative fines was appropriate and they vigorously defended against the OFR Administrative Proceeding and against the OFR Court Case.

On January 30, 2013, the OFR executed and docketed a Final Order approving a Stipulation and Consent Agreement settling the OFR Administrative Proceeding and the OFR Court Case.  The terms of the settlement with the OFR are as follows: PCS, AFP and the Registered Representatives will pay an administrative fine in the amount of $70,000; PCS, AFP and the Registered Representatives will pay $26,175 in costs; PCS, AFP and the Registered Representatives will pay damages in the amount of $100,000 to the Customers; and two of the Registered Representatives will sign two (2) year agreements with OFR restricting their registrations as associated persons of PCS and AFP.

Subsequent to December 31, 2012, we sold an additional $240,000 Note offered for sale in the $1.5 Million Note Offering.  As of February 14, 2013, $1,450,000 was outstanding and due December 31, 2013.

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

Overview

Gilman Ciocia, Inc. (together with its wholly owned subsidiaries, “we,” “us,” “our” or the “Company”) was founded in 1981 and is incorporated under the laws of the State of Delaware.  We provide federal, state and local income tax return preparation for individuals predominantly in middle and upper income brackets and accounting services to small and midsize companies and financial planning services, including securities brokerage, investment management services, insurances and financing services.  Our financial planning clients generally are introduced to us through our tax return preparation services, accounting services and educational workshops. We believe that our tax return preparation and accounting services are inextricably intertwined with our financial planning activities in our Company offices and that overall profitability will depend, in part, on the two channels leveraging off each other since many of the same processes, procedures and systems support sales from both channels.  Accordingly, management views and evaluates the Company as one segment.

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

As of December 31, 2012 we had 26 Company-owned offices operating in the states of New York, New Jersey and Florida.  We also provide financial planning services through approximately 30 independently owned and operated offices in 8 states.  We believe that we benefit from economies of scale associated with the aggregate production of both Company offices and independently owned offices.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Managed Assets

As indicated in the following table, as of December 31, 2012, assets under AFP management decreased 0.5%, or $2.4 million, to $445.8 million, from $448.3 million as of September 30, 2012.  This decrease is mostly attributable to a net removal of $32.2 million of money under management due attrition amongst our independent financial planners, offset by improved market conditions.  As of December 31, 2012, total Company securities under custody were $3.1 billion, down 2.8%, or $90.5 million from September 30, 2012.

The following table presents the market values of assets under AFP management:

(in thousands) Market Value as of	Annuities	Brokerage	Third Party	Total Assets Under Management

12/31/2012	$122,139	$242,644	$81,040	$445,823
9/30/2012	$96,384	$271,841	$80,026	$448,251
6/30/2012	$162,912	$293,106	$44,716	$500,734
3/31/2012	$165,216	$333,583	$45,762	$544,561

The following table presents the market values of total Company securities under custody.  The numbers do not include fixed annuities.

(in thousands) Market Value as of	Total Company Securities Under Custody

12/31/2012	$3,128,419
9/30/2012	$3,218,939
6/30/2012	$3,146,798
3/31/2012	$3,273,957

RESULTS OF OPERATIONS – THREE MONTHS ENDED DECEMBER 31, 2012 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2011

Revenue

The following table presents revenue by product line and brokerage revenue by product type:

	For the Three Months Ended December 31,
(in thousands)			% Change	% of Total Revenue	% of Total Revenue
Consolidated Revenue Detail	2012	2011	2012-2011	2012	2011

Revenue by Product Line
Brokerage Commissions Revenue	$5,466	$4,755	15.0%	67.0%	60.1%
Insurance Commissions	199	233	-14.6%	2.5%	3.0%
Fixed Annuities	223	306	-27.1%	2.7%	3.9%
Advisory Fees (1)	1,355	1,770	-23.4%	16.7%	22.4%
Tax Preparation and Accounting Fees	680	697	-2.4%	8.3%	8.8%
Lending Services	125	66	89.3%	1.5%	0.8%
Marketing Revenue	107	82	30.5%	1.3%	1.0%
Total Revenue	$8,155	$7,909	3.1%	100.0%	100.0%

Brokerage Commissions Revenue by Product Type
Mutual Funds and Unit Investment Trusts	$1,059	$851	24.4%	13.0%	10.7%
Equities, Bonds & Other Securities	557	374	48.9%	6.8%	4.7%
Variable Annuities	1,125	1,366	-17.6%	13.8%	17.3%
Trails (1)	2,459	1,864	31.9%	30.1%	23.6%
All Other Products	266	300	-11.3%	3.3%	3.8%
Brokerage Commissions Revenue	$5,466	$4,755	15.0%	67.0%	60.1%

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

The following table sets forth a breakdown of our consolidated financial planning revenue by Company-owned offices and independent offices for the three months ended December 31, 2012 and 2011:

	For Three Months Ended December 31,
(in thousands)	2012	% of Total	2011	% of Total
Company-Owned Offices	$4,216	56.4%	$3,932	54.5%
Independent Offices	3,259	43.6%	3,280	45.5%
Total	$7,475		$7,212

Our total revenues for the three months ended December 31, 2012 were $8.2 million consisting of $7.5 million for financial planning services and $0.7 million for tax preparation and accounting services, compared to $7.9 million for the three months ended December 31, 2011 consisting of $7.2 million for financial planning services and $0.7 million for tax preparation and accounting services, an increase in total of $0.2 million or 3.1%.  Financial planning services represented approximately 92.0% and tax preparation fees and accounting services represented approximately 8.0% of our total revenues during the three months ended December 31, 2012.  Financial planning services represented approximately 91.0% and tax preparation fees and accounting services represented approximately 9.0% of our total revenues during the three months ended December 31, 2011.  Revenue from financial planning services consisted of approximately 73.0% earned from brokerage commissions, 18.0% from asset management, 6.0% from insurance and fixed annuities, 1.0% from PCS marketing, and 2.0% from lending services.

Financial planning revenue for the three months ended December 31, 2012 was $7.5 million, an increase of $0.3 million or 3.7%, compared to $7.2 million for the three months ended December 31, 2011 mainly attributed to improved market conditions, offset by a decrease in Advisory Fees.  Advisory Fees decreased $0.4 million as a result of a net removal of money under management of $21.1 million due to attrition amongst our independent financial planners.

Tax preparation and accounting services revenue was $0.7 million for the three months ended December 31, 2012, and for the three months ended December 31, 2011 as the sale of one office was offset by an increase in tax preparation and accounting services revenue attributable to an acquisition made in fiscal year 2011 now in its second year of operations as well as price increases for tax preparation services.

Expenses

Our total operating expenses for the three months ended December 31, 2012 were $8.9 million, an increase of $0.1 million or 1.7%, compared to the three months ended December 31, 2011.  This increase is mostly due to an increase in commission expenses of $0.1 million and salaries of $0.2 million, offset in part by a decrease in rent expenses of $0.1 million.

Commission expense for the three months ended December 31, 2012 was $4.4 million, an increase of $0.1 million, or 1.3%, compared to the three months ended December 31, 2011.  The increase in commission expense is attributable to increases in revenue, offset in part by the fact that commission expense as a percentage of revenue decreased to 54.0% for the three months ended December 31, 2012 compared with 55.0% for the same period last year. This decrease in commission expense as a percentage of revenue is the result of higher financial planning revenues amongst our employee channel where a lower commission percentage is paid compared to the independent channel and due to a greater percentage of tax revenues generated by employees that are on a salary versus a commission payout basis.

Salaries, which consist primarily of compensation, related payroll taxes and employee benefit costs, increased $0.2 million in the three months ended December 31, 2012 compared to the three months ended December 31, 2011.  This increase is mainly attributable to lower wages during the three months ended December 31, 2011 as a result of open positions that were filled during the past twelve months in the compliance department, the staffing of our insurance department, senior management bonus accrual, and increased payroll taxes resulting from these same increased wages and higher commissions paid to Company financial planners.  These increases were offset in part by savings in benefits as we entered into service agreements with Abel Southeast, Inc. and Abel HRO Services, Inc (“Abel”) for Abel to provide professional employment organization services to us.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

General and administrative expenses remained relatively unchanged in the three months ended December 31, 2012 compared to the three months ended December 31, 2011.  A decrease in client settlements was offset in part by increased travel expenses associated with compliance related branch visits and general office expenses in payroll services as we entered into service agreements with Abel to provide professional employment organization services to us (resulting in cost savings in other areas such as employee benefits and human resources).

Advertising expense decreased $23.0 thousand or 13.9% in the three months ended December 31, 2012 compared to the three months ended December 31, 2011.  We continue to control these costs while maintaining our marketing strategy.

Brokerage fees and licenses decreased $17.0 thousand or 6.6% in the three months ended December 31, 2012 compared to the three months ended December 31, 2011.  Although financial planning revenues increased the three months ended December 31, 2012 over the same period last year, brokerage fees and licenses decreased mostly due to the types of products sold during the three months ended December 31, 2012 compared to the same period last year.

Rent expense decreased by $46.0 thousand or 7.2% in the three months ended December 31, 2012 compared to the three months ended December 31, 2011.   This decrease is attributable to downsizing our corporate office and the disposition of one office.

Depreciation and amortization expense remains relatively unchanged for the three months ended December 31, 2012 compared to the three months ended December 31, 2011.

Our loss from operations before other income and expense decreased to $0.7 million for the three months ended December 31, 2012 compared to $0.8 million for the three months ended December 31, 2011.  Our net loss for the three months ended December 31, 2012 and December 31, 2011 was $0.9 million, or $0.01 per basic and diluted share.  The decrease in loss from operations was primarily attributable to higher financial planning revenues offset in part by an increase in salaries.

Total other income/(expense) was a net expense of $165.0 thousand for the three months ended December 31, 2012, an increase of $32.0 thousand compared with a net expense of $133.0 thousand for the same period last year.

As a result of those factors described above, our net loss for the three months ended December 31, 2012 decreased 7.0% compared to the three months ended December 31, 2011.

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

The following table reconciles EBITDA and Adjusted EBITDA to net income / (loss), which we consider to be the most comparable GAAP financial measure:

(in thousands)	For the Three Months Ended December 31,
	2012	2011
Net loss	$(870)	$(935)
Plus:
Interest income	(3)	(3)
Interest expense	150	136
Amortization and Depreciation	276	273
EBITDA	(447)	(529)
Add / (subtract):
Other (income) / expense, net	18	-
Adjusted EBITDA	$(429)	$(529)

For the three months ended December 31, 2012, EBITDA increased by $0.1 million primarily attributable to a reduction in our net loss.  The decrease in net loss was primarily attributable to an increase in financial planning revenues offset in part by an increase in salaries.

Adjusted EBITDA decreased from EBITDA remained relatively unchanged.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS – SIX MONTHS ENDED DECEMBER 31, 2012 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2011

Revenue

The following table presents revenue by product line and brokerage revenue by product type:

	For the Six Months Ended December 31,
(in thousands)			% Change	% of Total Revenue	% of Total Revenue
Consolidated Revenue Detail	2012	2011	2012-2011	2012	2011

Revenue by Product Line
Brokerage Commissions Revenue	$10,784	$10,685	0.9%	65.8%	61.2%
Insurance Commissions	495	578	-14.4%	3.0%	3.3%
Fixed Annuities	393	683	-42.5%	2.4%	3.9%
Advisory Fees (1)	2,730	3,865	-29.4%	16.7%	22.1%
Tax Preparation and Accounting Fees	1,571	1,402	12.1%	9.6%	8.0%
Lending Services	225	110	104.5%	1.4%	0.6%
Marketing Revenue	184	154	19.5%	1.1%	0.9%
Total Revenue	$16,382	$17,477	-6.3%	100.0%	100.0%

Brokerage Commissions Revenue by Product Type
Mutual Funds and Unit Investment Trusts	$2,257	$1,643	37.4%	13.7%	9.4%
Equities, Bonds & Other Securities	900	898	0.2%	5.5%	5.2%
Variable Annuities	2,393	3,198	-25.2%	14.6%	18.3%
Trails (1)	4,776	4,285	11.5%	29.2%	24.5%
All Other Products	458	661	-30.7%	2.8%	3.8%
Brokerage Commissions Revenue	$10,784	$10,685	0.9%	65.8%	61.2%

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

The following table sets forth a breakdown of our consolidated financial planning revenue by company-owned offices and independent offices for the six months ended December 31, 2012 and 2011:

	For Six Months Ended December 31,
(in thousands)	2012	% of Total	2011	% of Total
Company-Owned Offices	$8,615	58.2%	$8,833	54.9%
Independent Offices	6,196	41.8%	7,242	45.1%
Total	$14,811		$16,075

Our total revenues for the six months ended December 31, 2012 were $16.4 million consisting of $14.8 million for financial planning services and $1.6 million for tax preparation and accounting services, compared to $17.5 million for the six months ended December 31, 2011 consisting of $16.1 million for financial planning services and $1.4 million for tax preparation and accounting services, a decrease in total of $1.1 million or 6.3%.  Financial planning services represented approximately 90.0% and tax preparation fees and accounting services represented approximately 10.0% of our total revenues during the six months ended December 31, 2012.  Financial planning services represented approximately 92.0% and tax preparation fees and accounting services represented approximately 8.0% of our total revenues during the six months ended December 31, 2011.  Revenue from financial planning services consisted of approximately 73.0% earned from brokerage commissions, 18.0% from asset management, 6.0% from insurance and fixed annuities, 1.0% from PCS marketing, and 2.0% from lending services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Financial planning revenue for the six months ended December 31, 2012 was $14.8 million, a decrease of $1.3 million or 7.9%, compared to $16.1 million for the six months ended December 31, 2011.  The product mix during the six months ended December 31, 2012 is not indicative of the year and possibly future earnings.  Advisory fees are down $1.1 million as a result of a net removal of $32.2 million of our money under management due to attrition amongst our independent financial planners.  Other financial planning revenues are down as a result of attrition amongst our independent financial planners and the sale of one office, offset in part by revenues in lending services and PCS marketing.

Tax preparation and accounting services revenue was $1.6 million for the six months ended December 31, 2012, an increase of $0.2 million from the same period during the previous fiscal year.  The majority of this increase in tax preparation and accounting services revenue is attributable to our acquisition made in fiscal 2011 now in its second year of operations and to a lesser extent increases in prices, offset in part by the sale of one of our offices.

Expenses

Our total operating expenses for the six months ended December 31, 2012 were $17.8 million, a decrease of $0.8 million or 4.4%, compared to $18.6 million for the six months ended December 31, 2011.  This decrease is mostly due to a decrease in commission expenses of $0.9 million, brokerage fees and licenses of $0.1 million, and rent of $0.1 million, offset in part by an increase in salaries of $0.1 million and general and administrative expenses of $0.2 million.

Commission expense for the six months ended December 31, 2012 was $8.8 million, a decrease of $0.9 million, or 8.9%, from $9.7 million for the six months ended December 31, 2011. The decrease in commission expense is attributable to decreases in revenue and the fact that commission expense as a percentage of revenue decreased to 54.0% for the six months ended December 31, 2012 compared with 56.0% for the same period last year. This decrease in commission expense as a percentage of revenue is the result of higher financial planning revenues amongst our employee channel where a lower commission percentage is paid compared to the independent channel and due to a greater percentage of tax revenues generated by employees that are on a salary versus a commission payout basis.

Salaries, which consist primarily of compensation, related payroll taxes and employee benefit costs, increased $0.1 million in the six months ended December 31, 2012 compared to the six months ended December 31, 2011.  This increase is mainly attributable to lower wages during the three months ended December 31, 2011 as a result of open positions that have been filled during the past twelve months in the compliance department, the staffing of our insurance department, senior management bonus accrual, and increased payroll taxes resulting from these same increased wages and higher commissions paid to company financial planners.  These increases were offset in part by savings in benefits as we entered into service agreements with Abel Southeast, Inc. and Abel HRO Services, Inc (“Abel”) for Abel to provide professional employment organization services to us.

General and administrative expenses increased by $0.2 million or 8.3% in the six months ended December 31, 2012 compared to the six months ended December 31, 2011.  This increase is primarily attributable to an increase in professional fees paid to consultants, increases in professional development costs, as we continue to invest in our financial planners, and increases in payroll services as we entered into service agreements with Abel to provide professional employment organization services to us (resulting in cost savings in other areas such as employee benefits and human resources).

Advertising expense decreased $51.3 thousand or 14.5% in the six months ended December 31, 2012 compared to the six months ended December 31, 2011.  We continue to control these costs while maintaining our marketing strategy.

Brokerage fees and licenses decreased $0.1 million for the six months ended December 31, 2012 compared to the six months ended December 31, 2011.  The decrease is mostly due to the decrease in financial planning revenue.

Rent expense decreased by $0.1 million or 6.5% in the six months ended December 31, 2012 compared to the six months ended December 31, 2011.   This decrease is attributable to downsizing our corporate office and the disposition of one office.

Depreciation and amortization expense remains relatively unchanged for the six months ended December 31, 2012 compared to the six months ended December 31, 2011.

Our loss from operations before other income and expense increased to $1.4 million for the six months ended December 31, 2012 compared to $1.1 million for the six months ended December 31, 2011.  Our net loss for the six months ended December 31, 2012 was $0.9 million, or $0.01 per basic and diluted share, compared with $1.4 million, or $0.01 per basic and diluted share for the six months ended December 31, 2011.  The increase in loss from operations was primarily attributable to lower financial planning revenues offset in part by a reduction in all other operating expenses with the exception of general and administrative expenses and salaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Total other income/(expense) was a net income of $0.5 million for the six months ended December 31, 2012, an increase of $0.8 million compared with a net expense of $0.3 million for the same period last year.  This increase in income is mostly the result of renewing our clearing agreement and receiving a business development credit of $0.5 million and a $0.3 million gain on the sale of an office.

As a result of those factors described above, our net loss for the six months ended December 31, 2012 decreased 35.2% compared to the six months ended December 31, 2011.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table reconciles EBITDA and Adjusted EBITDA to net income / (loss), which we consider to be the most comparable GAAP financial measure:

(in thousands)	For the Six Months Ended December 31,
	2012	2011
Net loss	$(903)	$(1,394)
Plus:
Interest income	(10)	(5)
Interest expense	284	264
Amortization and Depreciation	553	545
EBITDA	(76)	(590)
Add / (subtract):
Other (income) / expense, net	37	2
Business development credit	(500)	-
Gain on sale of office	(323)	-
Adjusted EBITDA	$(862)	$(592)

For the six months ended December 31, 2012, EBITDA increased by $0.5 million primarily attributable to a reduction in our net loss.  The decrease in net loss was primarily attributable to the business development credit and gain on sale of an office, offset in part by an increase in operating loss.

Adjusted EBITDA decreased from EBITDA by $0.8 million, to ($0.9) million.  The additional decrease in Adjusted EBITDA is primarily attributable to deducting the business development credit and gain on sale of an office as non recurring events.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our operating results and our ability to meet our debt obligations.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended December 31, 2012, we realized a net loss of $0.9 million and at December 31, 2012 we had a working capital deficit of $7.3 million.  At December 31, 2012 we had $0.6 million of cash and cash equivalents and $2.6 million of trade accounts receivable, net, to fund short-term working capital requirements. PCS is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires that PCS maintain minimum regulatory net capital of $100,000 and, in addition, that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed fifteen to one.  At December 31, 2012 we were in compliance with this regulation.

On July 31, 2012, we commenced the Gilman Ciocia $1.5 million Promissory Note Offering, a private offering of our debt securities pursuant to SEC Regulation D (the “$1.5 Million Offering”).  The securities offered for sale in the $1.5 Million Offering are $1.5 million of notes with interest at 10.0% (the “2013 Notes”).  As of February 14, 2013, $1,450,000 were outstanding and due December 31, 2013.

On May 2, 2012, we commenced the Gilman Ciocia $1.8 million Promissory Note Offering, a private offering of our debt securities pursuant to SEC Regulation D (the “2012 Offering”).  The securities offered for sale in the 2012 Offering were $1.8 million of promissory notes with interest payable at 10.0% (the “2012 Notes”).  The 2012 Notes are collateralized by a 33.33% security interest in our gross receipts from the preparation of 2013 income tax returns (the “2013 Gross Receipts”).  The principal of the 2012 Notes will be paid to the Note holders from the 2013 Gross Receipts on March 31, April 30, May 31, and June 30, 2013, with the balance of principal, if any, paid July 1, 2013.  On February 14, 2013, the entire $1.8 million 2012 Notes were outstanding secured by 33.3% interest in the 2013 Gross Receipts.

On October 31, 2008, we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “2008 Offering”).  The 2008 Offering was amended on December 8, 2008, September 3, 2009, December 16, 2009, February 11, 2010, March 29, 2010, May 31, 2011 and May 31, 2012.  The securities offered for sale in the 2008 Offering, as amended were:  $3.8 million of notes with interest at 10.0% (the “2008 Notes”) and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).  As of February 14, 2013, $2.8 million of the 2008 Notes were outstanding and due July 1, 2013, and $0.1 million, or 1.0 million shares, of our common stock were issued pursuant to the 2008 Offering.

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

Our ability to satisfy our obligations depends on our future financial performance, which will be subject to prevailing economic, financial and business conditions.  Our capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand at December 31, 2012, possible extensions of due dates on existing notes or a combination thereof.  To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by the further sales of our securities through private offerings.  We are also continuing to control operating expenses and are implementing our acquisition strategy to increase earnings and cash flow.  While management believes that capital may be available, there is no assurance that such capital can be secured.  Additionally, there can be no assurance that our cost control measures will provide the capital needed which could adversely impact our business, nor can we assure the extensions of due dates on existing notes.

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

Our net cash used in operating activities was $0.8 million for the six months ended December 31, 2012, compared with net cash used in operating activities of $0.9 million for the six months ended December 31, 2011.  This improvement is mostly due to the decreased net loss offset in part by the gain on sale of an office.

Net cash provided by investing activities was $0.1 million for the six months ended December 31, 2012 compared with net cash used in investing activities of $36.0 thousand for the six months ended December 31, 2011.  Most of this increase in cash provided by investing activities is related to our sale of an office made in the six months ended December 31, 2012.

Net cash provided by financing activities was $0.6 million for the six months ended December 31, 2012 compared with net cash provided by financing activities of $0.9 million for the six months ended December 31, 2011.  The decrease in net cash provided by financing activities can be mostly attributed to the increased pay down of the 2008 Notes over the prior year ($0.4 million), offset by the increased sale of 2013 Notes made during the six months ended December 31, 2012, over the prior year ($0.1 million)

OFF-BALANCE SHEET ARRANGEMENTS

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

Recent Accounting Pronouncements

In September 2011, the FASB issued new guidance on testing goodwill for impairment. Pursuant to the new guidance an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss. Under the new guidance, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The new guidance does not change the current guidance for testing other indefinite lived intangible assets for impairment. The new guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The requirements of the amended accounting guidance were effective for us September 30, 2012 and early adoption was permitted.  The requirements of the amended accounting guidance were effective for us September 30, 2012 and early adoption was permitted.  The adoption of the amended guidance did not have a significant impact on the consolidated financial statements.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Chief Accounting Officer, of our disclosure controls and procedures.  In designing and evaluating our disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of December 31, 2012, our Principal Executive Officer and Principal Financial and Chief Accounting Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls

During the three months ended December 31, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We and our wholly owned subsidiary Prime Capital Services, Inc. (“PCS”) have been named as a respondent in customer arbitrations and as a defendant in customer lawsuits (“Customer Claims”). These Customer Claims result from the actions of brokers affiliated with PCS.  Under the PCS registered representatives contract, each registered representative has indemnified us for these claims.  Most of these Customer Claims are covered by our errors and omissions insurance policy.  As of December 31, 2012, there was one pending Customer Claim against PCS and no Customer Claims pending against the Company.  We establish liabilities for potential losses from Customer Claims.  In establishing these liabilities, management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses.  While we will vigorously defend ourselves in these matters, and we assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

On April 6, 2012, the State of Florida Office of Financial Regulation (the “OFR”) commenced an Administrative Proceeding (the “OFR Administrative Proceeding”) against PCS, Asset & Financial Planning, Ltd. (“AFP”), a wholly owned subsidiary and a registered investment advisor, and three registered representatives of PCS (the “Registered Representatives”).  The OFR Administrative Proceeding sought the imposition of administrative fines from PCS, AFP and the Registered Representatives. The allegations in the OFR Administrative Proceeding concerned the impact of management fees on the bonus provisions of a rider on 53 customer variable annuities between 2007 and 2010.  On July 10, 2012, the OFR commenced a lawsuit in Florida state court (the “OFR Court Case”) PCS, AFP and the Registered Representatives.  The OFR Court Case sought an injunction against PCS, AFP and the Registered Representatives from violating the Florida Securities and Investor Protection Act and an award of damages to the owners of the 53 customer variable annuities (the “Customers”). AFP has since instituted procedures to insure that no other variable annuities under management are similarly impacted.   PCS, AFP and the Registered Representatives believed that these transactions were an administrative error and that the Customers did not suffer any economic harm or damage.  PCS, AFP and the Registered Representatives did not believe that the imposition of administrative fines was appropriate and they vigorously defended against the OFR Administrative Proceeding and against the OFR Court Case.

On January 30, 2013, the OFR executed and docketed a Final Order approving a Stipulation and Consent Agreement settling the OFR Administrative Proceeding and the OFR Court Case.  The terms of the settlement with the OFR are as follows: PCS, AFP and the Registered Representatives will pay an administrative fine in the amount of $70,000; PCS, AFP and the Registered Representatives will pay $26,175 in costs; PCS, AFP and the Registered Representatives will pay damages in the amount of $100,000 to the Customers; and two of the Registered Representatives will sign two (2) year agreements with OFR restricting their registrations as associated persons of PCS and AFP.

ITEM 1A.  RISK FACTORS

Our risk factors have not changed materially from those disclosed in Part I, Item 1A of our 2012 Annual Report on Form 10-K as filed with the SEC on September 28, 2012.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1
Registrant’s Certificate of Amendment of Certificate of Incorporation, incorporated by reference to the exhibit in theRegistrant’s Quarterly Report on Form 10-Q dated March 31, 2008, incorporated by reference herein.

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

101
The financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): Consolidated Balance Sheets; Consolidated Statements of Operations; Consolidated Statement of Cash Flows; and Notes to Consolidated Financial Statements, tagged as blocks of text.  (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GILMAN CIOCIA, INC.

Dated: February 14, 2013	By:	/s/ Michael Ryan
Michael Ryan
Chief Executive Officer (Principal Executive Officer)

Dated: February 14, 2013	By:	/s/ Jay Palma
Jay Palma
Principal Financial and Chief Accounting Officer