Form 10-Q
period 2013-03-31
GILMAN CIOCIA, INC.
filed 2013-05-15
CIK 914142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

---------------------------

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 14, 2013, 96,446,179 shares of the issuer's common stock, $0.01 par value, were outstanding.

GILMAN CIOCIA, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Period Ending March 31, 2013

FORWARD LOOKING STATEMENTS

The information contained in this Quarterly Report on Form 10-Q and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Such statements, including statements regarding our expectations about our ability to raise capital, our strategy to achieve our corporate objectives, including our strategy to pursue growth through acquisitions, to increase revenues through our registered representative recruiting program and expand our brand awareness and business presence, our ability to be profitable, our expectations that the number of tax preparers who are certified public accountants will increase, the cyclical nature of our business, our liquidity and our ability to fund and intentions for funding future operations, revenues, the outcome or effect of litigation, arbitration and regulatory investigations, the impact of certain accounting pronouncements, the effects of our cost-cutting measures and our intention to continue to closely control expenses, contingent liability associated with acquisitions, the impact of the current economic conditions, and others, are based upon current information, expectations, estimates and projections regarding us, the industries and markets in which we operate, and management's assumptions and beliefs relating thereto.  Words such as “will,” “plan,” “anticipate,” “expect,” “remain,” “intend,” “estimate,” “approximate,” “believe” and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecasted in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to: the uncertainty of laws, legislation, regulations, supervision and licensing by federal, state and local authorities and their impact on the lines of business in which we and our subsidiaries are involved; unforeseen compliance costs; changes in economic, political or regulatory environments; the impact of the economic downturn; changes in competition and the effects of such changes; our ability to raise additional capital and to service or extend the terms of our debt and other financial obligations; the inability to implement our strategies; changes in management and management strategies; our inability to successfully design, create, modify and operate our computer systems and networks; and litigation and regulatory actions involving us.  Readers should take these factors, as well as those risks contained in our Annual Report on Form 10-K into account in evaluating any such forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  The reader should consult further disclosures we may make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GILMAN CIOCIA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	Unaudited
	March 31,	June 30,
	2013	2012 (1)
Assets

Cash & Cash Equivalents	$666	$446
Restricted Cash	190	190
Marketable Securities	2	8
Trade Accounts Receivable, Net	2,846	2,453
Receivables from Employees, Net	885	980
Prepaid Expenses	513	347
Other Current Assets	122	460
Total Current Assets	5,224	4,884

Property and Equipment (less accumulated depreciation of $7,404
at March 31, 2013 and $7,214 at June 30, 2012)	579	781
Goodwill	4,016	4,016
Intangible Assets (less accumulated amortization of $9,676 at
March 31, 2013 and $9,176 at June 30, 2012)	3,844	4,503
Other Assets	260	271
Total Assets	$13,923	$14,455

Liabilities and Shareholders' Equity

Accounts Payable ($9 and $5 are valued at fair value at
March 31, 2013 and June 30, 2012, respectively)	$966	$1,186
Accrued Expenses	1,432	1,994
Commission Payable	2,454	2,542
Current Portion of Notes Payable and Capital Leases	5,192	2,674
Deferred Income	119	152
Due to Related Parties	1,081	251
Total Current Liabilities	11,244	8,799

Long Term Portion of Notes Payable and Capital Leases	5	1,991
Long Term Portion of Related Party Notes	-	950
Other Long Term Liabilities	475	817
Total Liabilities	11,724	12,557

Shareholders' Equity

Preferred Stock, $0.001 par value; 100 shares authorized; none issued	-	-
Common Stock, $0.01 par value 500,000 shares authorized; 96,446 shares and
97,487 shares issued at March 31, 2013 and June 30, 2012	964	975
Additional Paid in Capital	36,596	36,620
Accumulated Deficit	(35,361)	(35,697)
Total Shareholders' Equity	2,199	1,898
Total Liabilities and Shareholders' Equity	$13,923	$14,455
(1) Derived from audited financial statements.
See Notes to Unaudited Consolidated Financial Statements

GILMAN CIOCIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2013	2012	2013	2012
Revenues
Financial Planning Services	$7,321	$8,206	$22,132	$24,281
Tax Preparation and Accounting Fees	3,635	4,091	5,206	5,493
Total Revenues	10,956	12,297	27,338	29,774

Operating Expenses
Commissions	4,519	5,528	13,353	15,222
Salaries and Benefits	2,452	2,630	6,850	6,902
General and Administrative	1,184	1,592	3,200	3,453
Advertising	366	327	668	680
Brokerage Fees and Licenses	292	317	801	934
Rent	591	621	1,777	1,889
Depreciation and Amortization	271	274	824	819
Total Operating Expenses	9,675	11,289	27,473	29,899

Income / (Loss) Before Other Income and Expenses	1,281	1,008	(135)	(125)
Other Income/(Expenses)
Interest and Investment Income	12	-	22	5
Interest Expense	(162)	(140)	(446)	(403)
Other Income/(Expense), Net	109	10	895	7
Total Other Income/(Expense)	(41)	(130)	471	(391)

Income / (Loss) Before Income Taxes	1,240	878	336	(516)
Income Tax Expense	-	-	-	-
Net Income / (Loss)	$1,240	$878	$336	$(516)

Weighted Average Number of Common
Shares Outstanding:
Basic and Diluted Shares	96,446	97,487	96,458	97,220

Basic and Diluted Net Income / (Loss) Per Share:
Net Loss Per Common Share	$0.01	$0.01	$0.00	$(0.01)

See Notes to Unaudited Consolidated Financial Statements

GILMAN CIOCIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	For the Nine Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net income / (loss)	$336	$(516)

Adjustments to reconcile net loss to net cash provided
by/(used in) operating activities:
Depreciation and amortization	824	819
Issuance of common stock for stock-based compensation and other	58	60
Gain on sale of office	(323)	-
Allowance for doubtful accounts	49	249
Gain on fair value recognition on accounts payable	(32)	(17)

Changes in assets and liabilities:
Accounts receivable	(399)	(616)
Prepaid and other current assets	171	(126)
Change in marketable securities	6	(10)
Other assets	-	21
Accounts payable and accrued expenses	(821)	29
Deferred income	(33)	(25)
Net cash used in operating activities:	(164)	(132)

Cash Flows from Investing Activities:
Capital expenditures	(1)	(30)
Cash paid for acquisitions, net of cash acquired and debt Incurred	(396)	(221)
Receivables from employees	49	44
Proceeds from sale of office	319	-
Net cash used in investing activities:	(29)	(207)

Cash Flows from Financing Activities:
Proceeds from other loans	334	342
Proceeds from notes payable	1,450	1,050
Proceeds from related parties	-	140
Payments to related parties	(119)	(215)
Payments of notes payable	(933)	(555)
Payments of capital leases and other loans	(319)	(405)
Net cash provided by financing activities:	413	357

Net change in cash and cash equivalents	220	18
Cash and cash equivalents at beginning of period	446	383
Cash and cash equivalents at end of period	$666	$401

See Notes to Unaudited Consolidated Financial Statements and Supplemental Disclosures to Consolidated Statements of Cash Flows

GILMAN CIOCIA, INC.
Supplemental Disclosures to Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Nine Months Ended March 31,
	2013	2012
Cash Flow Information
Cash payments during the year for:
Interest	$438	$412
Taxes	$-	$-

Supplemental Disclosure of Non-Cash Transactions
Issuance of common stock for services	$25	$30
Fair value recognition on legacy accounts payable	$(32)	$(17)

See Notes to the Unaudited Consolidated Financial Statements

GILMAN CIOCIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  ORGANIZATION AND NATURE OF BUSINESS

Description of the Company

Gilman Ciocia, Inc. (together with its wholly owned subsidiaries, “we,” “us,” “our” or the “Company”) was founded in 1981 and is incorporated under the laws of the State of Delaware.  We provide federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets, accounting services to small and midsize companies and financial planning services, including securities brokerage, investment management services, insurance and financing services.  As of March 31, 2013, we had 26 company-owned offices operating in the states of New York, New Jersey and Florida and 26 independently operated offices providing financial planning services in 8 states.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted pursuant to such rules and regulations.  However, we believe that the disclosures are adequate to make the information presented not misleading.  The Consolidated Balance Sheet as of March 31, 2013, the Consolidated Statements of Operations for the three and nine months ended March 31, 2013 and 2012 and the Consolidated Statements of Cash Flows for the nine months ended March 31, 2013 and 2012 are unaudited.  The Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations.  The operating results for the three and nine months ended March 31, 2013 are not necessarily indicative of the results to be expected for any other interim period or any future year.  These Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Fiscal years are denominated by the year in which they end.  Accordingly, fiscal 2012 refers to the year ended June 30, 2012.

The Consolidated Financial Statements include the accounts of the Company and all majority owned subsidiaries from their respective dates of acquisition.  All significant inter-company transactions and balances have been eliminated.  Where appropriate, prior years’ financial statements reflect reclassifications to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  We and our wholly owned subsidiary Prime Capital Services, Inc. (“PCS”) have been named as a respondent in customer arbitrations and as a defendant in customer lawsuits (“Customer Claims”). These Customer Claims result from the actions of brokers affiliated with PCS.  Under the PCS registered representatives contract, each registered representative has indemnified us for these claims.  Most of these Customer Claims are covered by our errors and omissions insurance policy.  As of March 31, 2013, there was one pending Customer Claims against PCS and no Customer Claims pending against the Company.  We establish liabilities for potential losses from Customer Claims.  In establishing these liabilities, management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses.  While we will vigorously defend ourselves in these matters, and we assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

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

Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed using the weighted average number of common shares outstanding during each period.  Options to purchase 3,719,350 common shares at an average price of $0.16 per share were outstanding during the three and nine months ended March 31, 2013, but were not included in the computation of diluted earnings per share because to do so would be anti-dilutive and because the options’ exercise prices were greater than the average market price of the common shares.  Options to purchase 3,247,646 common shares at an average price of $0.16 per share were outstanding during the three and nine months ended March 31, 2012, but were not included in the computation of diluted earnings per share because to do so would be anti-dilutive and because the options’ exercise prices were greater than the average market price of the common shares.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and debt, approximated fair value as of March 31, 2013 because of the relatively short-term maturity of these instruments and their market interest rates.

Contingent Consideration

During fiscal 2011 we entered into one asset purchase agreement which includes contingent consideration based upon gross revenue generated in future periods.  At the time of acquisition we recognized a liability of $1.3 million representing anticipated future contingency payments.  As of March 31, 2013 the remaining liability was $0.6 million.

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

4.  COMMITMENTS AND CONTINGENCIES

On April 6, 2012, the State of Florida Office of Financial Regulation (the “OFR”) commenced an Administrative Proceeding (the “OFR Administrative Proceeding”) against PCS, Asset & Financial Planning, Ltd. (“AFP”), a wholly owned subsidiary and a registered investment advisor, and three registered representatives of PCS (the “Registered Representatives”).  The OFR Administrative Proceeding sought the imposition of administrative fines on PCS, AFP and the Registered Representatives. The allegations in the OFR Administrative Proceeding concerned the impact of management fees on the bonus provisions of a rider on 53 customer variable annuities between 2007 and 2010.  On July 10, 2012, the OFR commenced a lawsuit in Florida state court (the “OFR Court Case”) against PCS, AFP and the Registered Representatives.  The OFR Court Case sought an injunction against PCS, AFP and the Registered Representatives from violating the Florida Securities and Investor Protection Act and an award of damages to the owners of the 53 customer variable annuities (the “Customers”). AFP has since instituted procedures to insure that no other variable annuities under management are similarly impacted.   PCS, AFP and the Registered Representatives believed that these transactions were an administrative error and that the Customers did not suffer any economic harm or damage.  PCS, AFP and the Registered Representatives did not believe that the imposition of administrative fines was appropriate and they vigorously defended against the OFR Administrative Proceeding and against the OFR Court Case.

On January 30, 2013, the OFR executed and docketed a Final Order approving a Stipulation and Consent Agreement settling the OFR Administrative Proceeding and the OFR Court Case.  The terms of the settlement with the OFR are as follows: PCS, AFP and the Registered Representatives agreed to pay an administrative fine in the amount of $70,000, which was paid on March 22, 2013; PCS, AFP and the Registered Representatives agreed to pay $26,175 in costs, which was paid on March 22, 2013; PCS, AFP and the Registered Representatives agreed to pay damages in the amount of $100,000 to the Customers, which was paid on March 26, 2013; and two of the Registered Representatives agreed to sign two (2) year agreements with OFR restricting their registrations as associated persons of PCS and AFP.   The two Registered Representatives resigned from PCS on March 13, 2013 and they did not sign the two (2) year agreements.

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

GILMAN CIOCIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.  COMMITMENTS AND CONTINGENCIES - continued

We and PCS have been named as a respondent in customer arbitrations and as a defendant in customer lawsuits (“Customer Claims”). These Customer Claims result from the actions of brokers affiliated with PCS.  Under the PCS registered representatives contract, each registered representative has indemnified us for these claims.  Most of these Customer Claims are covered by our errors and omissions insurance policy.  As of March 31, 2013, there was one pending Customer Claim against PCS and no Customer Claims pending against the Company.  We establish liabilities for potential losses from Customer Claims.  In establishing these liabilities, management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses.  While we will vigorously defend ourselves in these matters, and we assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

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

We have accounts payable balances that are at least four years old and that we believe will never require a financial payment for a variety of reasons.  Accordingly, we opted to use the cost approach as our valuation technique to measure the fair value of our legacy accounts payable.  Based on historical payouts we have established an estimate of fifteen cents on the dollar on these legacy balances that we would potentially pay out.  The income recorded during the nine months ended March 31, 2013 and March 31, 2012 was $32.0 thousand and $17.0 thousand, respectively.

The following table sets forth the assets and liabilities as of March 31, 2013 which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.  These are classified based on the lowest level of input that is significant to the fair value measurement:

		Quoted Prices in Active
(in thousands)	Carrying	Markets for Identical	Significant Unobservable
Description	Value	Assets (Level 1)	Inputs (Level 3)
Cash equivalents	$191	$191	$-
Marketable securities	$2	$2	$-
Accounts payable greater than 4 years old	$9	$-	$9

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

Cash and cash equivalents of $0.9 million includes money market securities of $0.2 million.  The carrying value of our cash and cash equivalents, marketable securities, accounts payable and other current liabilities approximates fair value because of their short-term maturity. All of our other significant financial assets, financial liabilities and equity instruments are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying value of goodwill remained unchanged at $4.0 million for the nine month period ended March 31, 2013.

Other intangible assets subject to amortization are comprised of the following at:

(in thousands)	March 31, 2013	June 30, 2012
Customer Lists	$8,441	$8,600
Broker-Dealer Registration	100	100
Non-Compete Contracts	779	779
House Accounts	600	600
Administrative Infrastructure	500	500
Independent Contractor Agreements	3,100	3,100
Intangible Costs at Cost	13,520	13,679
Less: Accumulated Amortization and Impairment	(9,676)	(9,176)
Intangible Assets, Net	$3,844	$4,503

Amortization expense for both the three months ended March 31, 2013 and March 31, 2012 was $0.2 million.  Amortization expense for both the nine months ended March 31, 2013 and March 31, 2012 was $0.6 million.

8.  DISPOSITIONS

On August 3, 2012 we sold the assets of an office located in Toms River, New Jersey, including client lists and goodwill, for a purchase price of $0.4 million ($0.3 million in cash and $0.1 million in Gilman Ciocia stock – 1.5 million shares).   The sale resulted in a gain on sale of assets of approximately $0.3 million.

9.  DEBT

	March 31,	June 30,
(in thousands)	2013	2012
2008 Notes (a)	$1,972	$2,502
2012 Notes (b)	1,397	1,800
2013 Notes (c)	1,450	-
Note Payable for Insurance (d)	62	18
Capitalized Lease Obligations (e)	316	345
Total	5,197	4,665
Less: Current Portion	(5,192)	(2,674)
Total Long-Term Portion	$5	$1,991

GILMAN CIOCIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9.  DEBT - continued

(a) On October 31, 2008 we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “2008 Offering”).  The 2008 Offering was amended on December 8, 2008, September 3, 2009, December 16, 2009, February 11, 2010, March 29, 2010, May 31, 2011 and May 31, 2012.  The securities offered for sale in the 2008 Offering, as amended were:  $3.8 million of notes with interest at 10% (the “2008 Notes”) and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).  As of March 31, 2013, $2.8 million of the 2008 Notes were outstanding and due July 1, 2013 (inclusive of $848.0 thousand in related party notes: see Note 12 (b)(c)), $0.5 million of the 2008 Notes were outstanding and due July 1, 2012, which were paid on July 2, 2012 and $0.1 million, or 1.0 million shares, of our common stock were issued pursuant to the 2008 Offering.

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

 (b) On May 2, 2012, we commenced the Gilman Ciocia $1.8 million Promissory Note Offering, a private offering of our debt securities pursuant to SEC Regulation D (the “2012 Offering”).  The securities offered for sale in the 2012 Offering were $1.8 million of promissory notes with interest payable at 10.0% (the “2012 Notes”).  The 2012 Notes are collateralized by a 33.3% security interest in our gross receipts from the preparation of 2013 income tax returns (the “2013 Gross Receipts”).  The principal of the 2012 Notes were to be paid to the Note holders from the 2013 Gross Receipts on March 31, April 30, May 31, and June 30, 2013, with the balance of principal, if any paid July 1, 2013.  On March 31, 2013 we made total principal payments on the 2012 Notes of $0.4 million.  On April 30, 2013 we made total principal payments on the 2012 Notes of $0.6 million.  As of May 15, 2013, $0.8 million of the 2012 Notes were outstanding secured by a 33.3% interest in the 2013 Gross Receipts.

 (c) On July 31, 2012, we commenced the Gilman Ciocia $1.5 million Promissory Note Offering, a private offering of our debt securities pursuant to SEC Regulation D (the “$1.5 Million Note Offering”).  The securities offered for sale in the $1.5 Million Note Offering were $1.5 million of notes with interest at 10.0% (the “2013 Notes”).  As of May 15, 2013, $1,450,000 of the 2013 Notes were outstanding and due December 31, 2013.

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

Changes in our stock option activity during the nine months ended March 31, 2013 were as follows:

	Shares	Weighted Average Exercise Price
Outstanding, June 30, 2012	3,247,645	$0.16
Granted	510,205	0.15
Exercised	-	-
Expired	-	-
Canceled	38,500	0.18
Outstanding, March 31, 2013	3,719,350	$0.16

Exercisable, March 31, 2013	1,930,447	$0.16

The range of exercise prices for the outstanding options at March 31, 2013 is between $0.10 and $0.18.

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

GILMAN CIOCIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11.  ACCRUED EXPENSES

Accrued expenses consist of the following:

(in thousands)	March 31,	June 30,
	2013	2012

Accrued compensation	$396	$272
Accrued bonus	45	83
Accrued related party compensation and bonus	8	18
Accrued vacation	131	153
Accrued settlement fees	120	490
Accrued audit fees & tax fees	132	176
Accrued interest	115	106
Accrued other	193	380
Accrued acquisitions short term	292	316
Total Accrued Expenses	$1,432	$1,994

12.  RELATED PARTY TRANSACTIONS

	March 31,	June 30,
(in thousands)	2013	2012

Prime Partners Note (a)	$143	$263
Ciocia as Trustee 2008 Notes (b)	600	600
Enisman and Ryan 2008 Notes (c)	338	338
Total	1,081	1,201
Less: Current Portion	(1,081)	(251)
Total Long-Term Portion	$-	$950

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

(b) On December 3, 2008, three trusts of which James Ciocia is a trustee, purchased an aggregate of $0.3 million of the Notes issued pursuant to the Offering in reliance upon the exemption from registration in Rule 506 of Regulation D.  On August 19, 2009, these trusts purchased an additional $0.3 million of the Notes.  The Notes with the three trusts were amended on April 19, 2010, May 31, 2011 and May 31, 2012 extending the due date to July 1, 2013.  See Note 9.

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

On September 23, 2011, we issued an unsecured promissory note in the amount of $50.0 thousand to Carole Enisman, our Executive Vice President of Operations, payable on demand by Ms. Enisman at an interest rate of 10.0% per annum.  On November 3, 2011, we issued an unsecured promissory note in the amount of $40.0 thousand to Michael Ryan, our President and Chief Executive Officer, payable on demand by Mr. Ryan at an interest rate of 10.0% per annum.  The unsecured promissory notes with Ms. Enisman and Mr. Ryan were still outstanding as of March 31, 2013.

At March 31, 2013, the aggregate amount we owed to related parties was $1.1 million.

GILMAN CIOCIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13.  SUBSEQUENT EVENTS

From March 2006 through December 2008, we entered into thirty-three (33) equipment lease agreements (the “Equipment Leases”) with Atlantic Payment Systems, LLC (“Atlantic”).  We previously paid in full one of the Leases. As of April 30, 2013, we entered into a Settlement Agreement and Mutual Release with Atlantic settling for $0.1 million all amounts due and owing to Atlantic under the Leases.  As part of the settlement, Atlantic retained all security deposits previously paid.  As a result of the settlement, we recorded a gain on extinguishment of debt in the amount of $0.2 million.

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

The financial planners who provide such services are either employees of the Company or independent contractors, all of whom are registered representatives of Prime Capital Services, Inc. (“PCS”), our wholly owned subsidiary.  PCS conducts a securities brokerage business that provides regulatory oversight and products and sales support to its registered representatives, who sell investment products and provide services to their clients.  PCS receives a share of commissions earned from the services that the financial planners provide to their clients in transactions for securities, insurance and related products.  PCS is a registered securities broker-dealer with the Securities and Exchange Commission (“SEC”) and a member of the Financial Industry Regulatory Authority (“FINRA”).   Asset & Financial Planning, Ltd. (“AFP”), a wholly owned subsidiary, is registered with the SEC as an investment advisor.  Almost all of our financial planners are also authorized agents of insurance underwriters.  We have the capability to process insurance business through PCS and Prime Financial Services, Inc. (“PFS”), a wholly owned subsidiary, which are licensed insurance brokers, as well as through other licensed insurance brokers.  We are a licensed mortgage broker in the States of New York and Pennsylvania.  GC Capital Corporation, a wholly owned subsidiary, is a licensed mortgage broker in the State of Florida.  PCS also earns revenues from its strategic marketing relationships with certain product sponsors (“PCS Marketing”) which enables PCS to efficiently utilize its training, marketing and sales support resources.

As of March 31, 2013 we had 26 Company-owned offices operating in the states of New York, New Jersey and Florida.  We also provide financial planning services through approximately 26 independently owned and operated offices in 8 states.  We believe that we benefit from economies of scale associated with the aggregate production of both Company offices and independently owned offices.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Managed Assets

As indicated in the following table, as of March 31, 2013, assets under AFP management decreased 24.4%, or $101.9 million, to $315.5 million, from $417.5 million as of December 31, 2012.  This decrease is mostly attributable to a net removal of $160.9 million of money under management due attrition amongst our independent financial planners, offset by improved market conditions.  As of March 31, 2013, total Company securities under custody were $3.3 billion, up 7.0%, or $218.1 million from December 31, 2012.

The following table presents the market values of assets under AFP management:

(in thousands) Market Value as of	Annuities	Brokerage	Third Party	Total Assets Under Management

3/31/2013	$91,042	$147,300	$77,170	$315,512
12/31/2012	$94,115	$242,644	$80,749	$417,508
9/30/2012	$96,384	$271,841	$80,026	$448,251
6/30/2012	$162,912	$293,106	$44,716	$500,734

The following table presents the market values of total Company securities under custody.  The numbers do not include fixed annuities.

(in thousands) Market Value as of	Total Company Securities Under Custody

3/31/2013	$3,346,512
12/31/2012	$3,128,419
9/30/2012	$3,218,939
6/30/2012	$3,146,798

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THREE MONTHS ENDED MARCH 31, 2012

Revenue

The following table presents revenue by product line and brokerage revenue by product type:

	For the Three Months Ended March 31,
(in thousands)			% Change	% of Total Revenue	% of Total Revenue
Consolidated Revenue Detail	2013	2012	2013-2012	2013	2012

Revenue by Product Line
Brokerage Commissions Revenue	$5,427	$5,657	-4.1%	49.5%	46.0%
Insurance Commissions	245	284	-13.7%	2.2%	2.3%
Fixed Annuities	60	332	-81.9%	0.5%	2.7%
Advisory Fees (1)	1,246	1,653	-24.6%	11.4%	13.5%
Tax Preparation and Accounting Fees	3,635	4,091	-11.1%	33.2%	33.3%
Lending Services	63	41	53.7%	0.6%	0.3%
Marketing Revenue	280	239	17.2%	2.6%	1.9%
Total Revenue	$10,956	$12,297	-10.9%	100.0%	100.0%

Brokerage Commissions Revenue by Product Type
Mutual Funds and Unit Investment Trusts	$862	$698	23.5%	7.9%	5.7%
Equities, Bonds & Other Securities	551	559	-1.4%	5.0%	4.5%
Variable Annuities	1,523	1,608	-5.3%	13.9%	13.1%
Trails (1)	2,422	2,488	-2.7%	22.1%	20.2%
All Other Products	69	304	-77.3%	0.6%	2.5%
Brokerage Commissions Revenue	$5,427	$5,657	-4.1%	49.5%	46.0%

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

The following table sets forth a breakdown of our consolidated financial planning revenue by Company-owned offices and independent offices for the three months ended March 31, 2013 and 2012:

	For Three Months Ended March 31,
(in thousands)	2013	% of Total	2012	% of Total
Company-Owned Offices	$4,529	61.9%	$4,830	58.9%
Independent Offices	2,792	38.1%	3,376	41.1%
Total	$7,321		$8,206

Our total revenues for the three months ended March 31, 2013 were $11.0 million consisting of $7.3 million for financial planning services and $3.7 million for tax preparation and accounting services, compared to $12.3 million for the three months ended March 31, 2012 consisting of $8.2 million for financial planning services and $4.1 million for tax preparation and accounting services, a decrease in total of $1.3 million or 10.9%.  Financial planning services represented approximately 67.0% and tax preparation fees and accounting services represented approximately 33.0% of our total revenues during the three months ended March 31, 2013.  Financial planning services represented approximately 67.0% and tax preparation fees and accounting services represented approximately 33.0% of our total revenues during the three months ended March 31, 2012.  Revenue from financial planning services consisted of approximately 74.0% earned from brokerage commissions, 17.0% from asset management, 4.0% from insurance and fixed annuities, 4.0% from PCS marketing, and 1.0% from lending services.

Financial planning revenue for the three months ended March 31, 2013 was $7.3 million, a decrease of $0.9 million or 10.8%, compared to $8.2 million for the three months ended March 31, 2012.  The decrease is mainly attributable to the loss of revenues from our independent channel due to financial planner attrition where the commission payout percentage is higher than the employee channel resulting in a change in gross profit that is less than the decrease in revenues.  Advisory Fees decreased $0.4 million as a result of a net removal of money under management of $128.7 million due to attrition amongst our independent financial planners.

Tax preparation and accounting services revenue for the three months ended March 31, 2013 was $3.7 million, a decrease of $0.4 million or 11.2%, compared to the three months ended March 31, 2012 resulting from the IRS delay in accepting and processing tax returns until January 30, 2013 (as of April 15, 2013 the number of clients on extension are up approximately 20% over the prior year) and to a lesser extent the sale of one office during the first quarter of the fiscal year.

Expenses

Our total operating expenses for the three months ended March 31, 2013 were $9.7 million, a decrease of $1.6 million or 14.3%, compared to the three months ended March 31, 2012.  This decrease is mostly due to a decrease in commission expenses of $1.0 million, general and administrative expenses of $0.4 million and salaries of $0.2 million.

Commission expense for the three months ended March 31, 2013 was $4.5 million, a decrease of $1.0 million, or 18.3%, compared to the three months ended March 31, 2012.  The decrease in commission expense is attributable to decreases in revenue and by the fact that commission expense as a percentage of revenue decreased to 41.0% for the three months ended March 31, 2013 compared with 45.0% for the same period last year. This decrease in commission expense as a percentage of revenue is the result of higher financial planning revenues amongst our employee channel where a lower commission percentage is paid compared to the independent channel and due to a greater percentage of tax revenues generated by employees that are on a salary versus a commission payout basis.

Salaries, which consist primarily of compensation, related payroll taxes and employee benefit costs, decreased $0.2 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  This decrease is mainly attributable to lower payroll taxes during the three months ended March 31, 2013 as a result of lower commission expenses, a later start for seasonal employees resulting from the IRS delay in accepting and processing tax returns, the sale of one office during the first quarter of fiscal 2013 and the status change of one senior executive from full time to part time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

General and administrative expenses decreased $0.4 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 resulting from a decrease in legal fees that occurred in the same period the prior year associated with the OFR Administrative Proceeding.  In addition, we recognized lower bad debt expense during the three months ended March 31, 2013 compared to the same period the prior year due to lower tax and accounting services revenue and a lower attrition of registered representatives with forgiveable loans.

Advertising remained relatively unchanged for the three months ended March 31, 2013 compared to the three months ended March 31, 2012

Brokerage fees and licenses decreased $25.0 thousand or 7.8% in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 resulting from lower financial planning revenues during the three months ended March 31, 2013 compared to the same period the prior year.

Rent expense decreased by $30.0 thousand or 4.8% in the three months ended March 31, 2013 compared to the three months ended March 31, 2012.   This decrease is attributable to downsizing our corporate office and the disposition of one office.

Depreciation and amortization expense remained relatively unchanged for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Our income from operations before other income and expense increased to $1.3 million for the three months ended March 31, 2013 compared to $1.0 million for the three months ended March 31, 2012.  Our net income for the three months ended March 31, 2013 was $1.2 million, or $0.1 per basic and diluted share compared with $0.9 million, or $0.1 per basic and diluted share for the three months ended March 31, 2012.  The increase in income from operations was primarily attributable to operating expenses offset in part by lower revenues.

Total other income/(expense) was a net expense of $41.0 thousand for the three months ended March 31, 2013, a decrease of $89.0 thousand compared with a net expense of $130.0 thousand for the same period last year.

As a result of those factors described above, our net income for the three months ended March 31, 2013 increased 41.0% compared to the three months ended March 31, 2012.

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

The following table reconciles EBITDA and Adjusted EBITDA to net income / (loss), which we consider to be the most comparable GAAP financial measure:

(in thousands)	For the Three Months Ended March 31,
	2013	2012
Net income	$1,240	$878
Plus:
Interest income	(12)	-
Interest expense	162	140
Amortization and Depreciation	271	274
EBITDA	1,661	1,292
Add / (subtract):
Other (income) / expense, net	(109)	(10)
Legal fees and settlement costs for OFR Administrative Proceeding	-	45
Adjusted EBITDA	$1,552	$1,327

For the three months ended March 31, 2013, EBITDA increased by $0.4 million primarily attributable to an increase in our net income.  The increase in net income was primarily attributable to lower operating expenses offset in part by lower revenues.

Adjusted EBITDA decreased from EBITDA by $0.1 million, to $1.6 million.  The additional decrease in Adjusted EBITDA is primarily attributable to deducting the business development credit as non recurring events.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS – NINE MONTHS ENDED MARCH 31, 2013 COMPARED TO NINE MONTHS ENDED MARCH 31, 2012

Revenue

The following table presents revenue by product line and brokerage revenue by product type:

	For the Nine Months Ended March 31,
(in thousands)			% Change	% of Total Revenue	% of Total Revenue
Consolidated Revenue Detail	2013	2012	2013-2012	2013	2012

Revenue by Product Line
Brokerage Commissions Revenue	$16,211	$16,723	-3.1%	59.3%	56.2%
Insurance Commissions	737	483	52.6%	2.7%	1.6%
Fixed Annuities	454	1,014	-55.2%	1.7%	3.4%
Advisory Fees (1)	3,976	5,518	-27.9%	14.5%	18.5%
Tax Preparation and Accounting Fees	5,206	5,493	-5.2%	19.0%	18.5%
Lending Services	289	150	92.7%	1.1%	0.5%
Marketing Revenue	465	393	18.3%	1.7%	1.3%
Total Revenue	$27,338	$29,774	-8.2%	100.0%	100.0%

Brokerage Commissions Revenue by Product Type
Mutual Funds and Unit Investment Trusts	$2,701	$2,052	31.6%	9.9%	6.9%
Equities, Bonds & Other Securities	1,870	1,746	7.1%	6.9%	5.9%
Variable Annuities	3,916	5,186	-24.5%	14.3%	17.4%
Trails (1)	7,198	6,773	6.3%	26.3%	22.8%
All Other Products	526	966	-45.5%	1.9%	3.2%
Brokerage Commissions Revenue	$16,211	$16,723	-3.1%	59.3%	56.2%

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

The following table sets forth a breakdown of our consolidated financial planning revenue by company-owned offices and independent offices for the nine months ended March 31, 2013 and 2012:

	For Nine Months Ended March 31,
(in thousands)	2013	% of Total	2012	% of Total
Company-Owned Offices	$13,144	59.4%	$13,662	56.3%
Independent Offices	8,988	40.6%	10,619	43.7%
Total	$22,132		$24,281

Our total revenues for the nine months ended March 31, 2013 were $27.3 million consisting of $22.1 million for financial planning services and $5.2 million for tax preparation and accounting services, compared to $29.8 million for the nine months ended March 31, 2012 consisting of $24.3 million for financial planning services and $5.5 million for tax preparation and accounting services, a decrease in total of $2.4 million or 8.2%.  Financial planning services represented approximately 81.0% and tax preparation fees and accounting services represented approximately 19.0% of our total revenues during the nine months ended March 31, 2013.  Financial planning services represented approximately 82.0% and tax preparation fees and accounting services represented approximately 18.0% of our total revenues during the nine months ended March 31, 2012.  Revenue from financial planning services consisted of approximately 73.0% earned from brokerage commissions, 18.0% from asset management, 6.0% from insurance and fixed annuities, 2.0% from PCS marketing, and 1.0% from lending services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Financial planning revenue for the nine months ended March 31, 2013 was $22.1 million, a decrease of $2.2 million or 8.9%, compared to $24.3 million for the nine months ended March 31, 2012.  The decrease is mainly attributable to the loss of revenues from our independent channel due to financial planner attrition where the commission payout percentage is higher than the employee channel resulting in a change in gross profit that is less than the decrease in revenues.  Advisory Fees decreased $1.5 million as a result of a net removal of money under management of $160.9 million due to attrition amongst our independent financial planners.

Tax preparation and accounting services revenue for the nine months ended March 31, 2013 was $5.2 million, a decrease of $0.3 million or 5.2%, compared to the nine months ended March 31, 2012 resulting from the IRS delay in accepting and processing tax returns until January 30, 2013 (as of April 15, 2013 the number of clients on extension are up approximately 20% over the prior year) and to a lesser extent the sale of one office during the first quarter of the fiscal year, offset in part by our acquisition made in fiscal 2011 now in its second year of operations with increased revenues.

Expenses

Our total operating expenses for the nine months ended March 31, 2013 were $27.5 million, a decrease of $2.4 million or 8.1%, compared to $29.9 million for the nine months ended March 31, 2012.  This decrease is mostly due to a decrease in commission expenses of $1.9 million, brokerage fees and licenses of $0.1 million, general and administrative expenses of $0.3 million and rent of $0.1 million.

Commission expense for the nine months ended March 31, 2013 was $13.3 million, a decrease of $1.9 million, or 12.3%, from $15.2 million for the nine months ended March 31, 2012. The decrease in commission expense is attributable to decreases in revenue and the fact that commission expense as a percentage of revenue decreased to 48.8% for the nine months ended March 31, 2013 compared with 51.1% for the same period last year. This decrease in commission expense as a percentage of revenue is the result of higher financial planning revenues amongst our employee channel where a lower commission percentage is paid compared to the independent channel and due to a greater percentage of tax revenues generated by employees that are on a salary versus a commission payout basis.

Salaries, which consist primarily of compensation, related payroll taxes and employee benefit costs, decreased $52.0 thousand in the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012.  This decrease is mainly attributable to lower payroll taxes as a result of lower commission expenses paid to company financial planners, the status change of one senior executive from full time to part time and the sale of one office, offset in part by senior management bonus.

General and administrative expenses decreased by $0.3 million or 7.3% in the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012 resulting from a decrease in professional fees associated with the OFR Administrative Proceeding.  In addition, we recognized lower bad debt expense due to lower attrition of registered representatives with forgiveable loans and lower tax and accounting services revenue.

Advertising expense remained relatively the same for the nine months ended March 31, 2013 compared to the same period the prior year.

Brokerage fees and licenses decreased $0.1 million for the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012.  The decrease is mostly due to the decrease in financial planning revenue.

Rent expense decreased by $0.1 million or 5.9% in the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012.   This decrease is attributable to downsizing our corporate office and the disposition of one office.

Depreciation and amortization expense remained relatively unchanged for the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012.

Our loss from operations before other income and expense remained relatively unchanged for the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012.  Our net income for the nine months ended March 31, 2013 was $0.3 million, or $0.00 per basic and diluted share, compared with a net loss of $0.5 million, or ($0.01) per basic and diluted share for the nine months ended March 31, 2012.  Our loss from operations remained relatively unchanged as our lower revenues were matched by our lower operating expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Total other income/(expense) was a net income of $0.5 million for the nine months ended March 31, 2013, an increase of $0.9 million compared with a net expense of $0.4 million for the same period last year.  This increase in income is mostly the result of renewing our clearing agreement and receiving a business development credit of $0.6 million and a $0.3 million gain on the sale of an office.

As a result of those factors described above, our net income for the nine months ended March 31, 2013 increased 165.1% compared to the nine months ended March 31, 2012.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table reconciles EBITDA and Adjusted EBITDA to net income / (loss), which we consider to be the most comparable GAAP financial measure:

(in thousands)	For the Nine Months Ended March 31,
	2013	2012
Net loss	$336	$(516)
Plus:
Interest income	(22)	(5)
Interest expense	446	403
Amortization and Depreciation	824	819
EBITDA	1,584	701
Add / (subtract):
Other (income) / expense, net	28	(7)
Business development credit	(600)	-
Gain on sale of office	(323)	-
Legal fees and settlement costs for OFR Administrative Proceeding	-	82
Adjusted EBITDA	$689	$776

For the nine months ended March 31, 2013, EBITDA increased by $0.9 million primarily attributable to an increase in our net income.  The increase in net income was primarily attributable to the business development credit and gain on sale of an office.

Adjusted EBITDA decreased from EBITDA by $0.9 million, to $0.7 million.  The additional decrease in Adjusted EBITDA is primarily attributable to deducting the business development credit and gain on sale of an office as non recurring events.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our operating results and our ability to meet our debt obligations.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended March 31, 2013, we realized net income of $1.2 million and at March 31, 2013 we had a working capital deficit of $6.0 million.  At March 31, 2013 we had $0.9 million of cash and cash equivalents and $2.8 million of trade accounts receivable, net, to fund short-term working capital requirements. PCS is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires that PCS maintain minimum regulatory net capital of $100,000 and, in addition, that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed fifteen to one.  At March 31, 2013 we were in compliance with this regulation.

On July 31, 2012, we commenced the Gilman Ciocia $1.5 million Promissory Note Offering, a private offering of our debt securities pursuant to SEC Regulation D (the “$1.5 Million Offering”).  The securities offered for sale in the $1.5 Million Offering were $1.5 million of notes with interest at 10.0% (the “2013 Notes”).  As of May 15, 2013, $1,450,000 of the 2013 Notes were outstanding and due December 31, 2013.

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

The principal of the 2012 Notes were to be paid to the Note holders from the 2013 Gross Receipts on March 31, April 30, May 31, and June 30, 2013, with the balance of principal, if any, paid July 1, 2013.  On March 31, 2013 we made total principal payments on the 2012 Notes of $0.4 million.  On April 30, 2013 we made total principal payments on the 2012 Notes of $0.6 million.  As of May 15, 2013, $0.8 million of the 2012 Notes were outstanding secured by a 33.3% interest in the 2013 Gross Receipts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

On October 31, 2008, we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “2008 Offering”).  The 2008 Offering was amended on December 8, 2008, September 3, 2009, December 16, 2009, February 11, 2010, March 29, 2010, May 31, 2011 and May 31, 2012.  The securities offered for sale in the 2008 Offering, as amended were:  $3.8 million of notes with interest at 10.0% (the “2008 Notes”) and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).  As of March 31, 2013, $2.8 million of the 2008 Notes were outstanding and due July 1, 2013, and $0.1 million, or 1.0 million shares, of our common stock were issued pursuant to the 2008 Offering.

On August 3, 2012, we sold the assets of an office located in Toms River, New Jersey, including client lists and goodwill, for a purchase price of $0.4 million ($0.3 million in cash and $0.1 million in Gilman Ciocia stock – 1.5 million shares).  The sale resulted in a gain on sale of assets of approximately $0.3 million.

On July 31, 2012 PCS renewed its clearing agreement for a five-year term ending August 1, 2017 and received a $0.5 million business development credit.  In January 2013 we received our annual business development credit of $0.1 million.

Our ability to satisfy our obligations depends on our future financial performance, which will be subject to prevailing economic, financial and business conditions.  Our capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand at March 31, 2013, possible extensions of due dates on existing notes or a combination thereof.  To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by the further sales of our securities through private offerings.  We are also continuing to control operating expenses and are implementing our acquisition strategy to increase earnings and cash flow.  While management believes that capital may be available, there is no assurance that such capital can be secured.  Additionally, there can be no assurance that our cost control measures will provide the capital needed which could adversely impact our business, nor can we assure the extensions of due dates on existing notes.

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

Our net cash used in operating activities was $0.2 million for the nine months ended March 31, 2013, compared with net cash used in operating activities of $0.1 million for the nine months ended March 31, 2012.  This increase in cash used in operating activities is attributable to the pay down of liabilities related to the OFR Administrative Proceedings offset by the net income for the nine months ended March 31, 2013 compared to a net loss for the nine months ended March 31, 2012.

Net cash used in investing activities was $29.0 thousand for the nine months ended March 31, 2013 compared with net cash used in investing activities of $0.2 million for the nine months ended March 31, 2012.  This improvement is mostly due to our sale of an office made in the nine months ended March 31, 2013, offset partially by increased acquisition payments in the nine months ended March 31, 2013.

Net cash provided by financing activities was $0.4 million for the nine months ended March 31, 2013 compared with net cash provided by financing activities of $0.4 million for the nine months ended March 31, 2012.  The slight increase in net cash provided by financing activities can be attributed to the increased sale of 2013 Notes made during the nine months ended March 31, 2013 over the prior year, offset by the increased pay down of the 2008 Notes over the prior year.

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Chief Accounting Officer, of our disclosure controls and procedures.  In designing and evaluating our disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of March 31, 2013, our Principal Executive Officer and Principal Financial and Chief Accounting Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls

During the three months ended March 31, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We and our wholly owned subsidiary Prime Capital Services, Inc. (“PCS”) have been named as a respondent in customer arbitrations and as a defendant in customer lawsuits (“Customer Claims”). These Customer Claims result from the actions of brokers affiliated with PCS.  Under the PCS registered representatives contract, each registered representative has indemnified us for these claims.  Most of these Customer Claims are covered by our errors and omissions insurance policy.  As of March 31, 2013, there was one pending Customer Claim against PCS and no Customer Claims pending against the Company.  We establish liabilities for potential losses from Customer Claims.  In establishing these liabilities, management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses.  While we will vigorously defend ourselves in these matters, and we assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

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

On January 30, 2013, the OFR executed and docketed a Final Order approving a Stipulation and Consent Agreement settling the OFR Administrative Proceeding and the OFR Court Case.  The terms of the settlement with the OFR are as follows: PCS, AFP and the Registered Representatives agreed to pay an administrative fine in the amount of $70,000, which was paid on March 22, 2013; PCS, AFP and the Registered Representatives agreed to pay $26,175 in costs, which was paid on March 22, 2013; PCS, AFP and the Registered Representatives agreed to pay damages in the amount of $100,000 to the Customers, which was paid on March 26, 2013; and two of the Registered Representatives agreed to sign two (2) year agreements with OFR restricting their registrations as associated persons of PCS and AFP.   The two Registered Representatives resigned from PCS on March 13, 2013 and they did not sign the two (2) year agreements.

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

3.4	Registrant’s By-Laws, incorporated by reference to the like numbered exhibit in the Registrant’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-70640-NY.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith).

31.2	Rule 13a-14(a) Certification of Principal Financial and Chief Accounting Officer. (Filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filedherewith).

32.2	Certification of Principal Financial and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

101
The financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): Consolidated Balance Sheets; Consolidated Statements of Operations; Consolidated Statement of Cash Flows; and Notes to Consolidated Financial Statements, tagged as blocks of text.  (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GILMAN CIOCIA, INC.

Dated: May 15, 2013	By:	/s/ Michael Ryan
Michael Ryan
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2013	By:	/s/ Jay Palma
Jay Palma
Principal Financial and Chief Accounting Officer