Form 10-K
period 2013-06-30
GILMAN CIOCIA, INC.
filed 2013-09-27
CIK 914142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2013

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

Large accelerated filer ☐ Non-accelerated filer (Do not check if smaller reporting company) ☐	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The aggregate market value of Gilman Ciocia, Inc.’s voting and non-voting common equity held by non-affiliates of Gilman Ciocia, Inc. at December 31, 2012 was approximately $998,370, based on a sale price of $0.03.

As of September 26, 2013, 96,446,179 shares of Gilman Ciocia, Inc.’s common stock $0.01 par value, were outstanding.

GILMAN CIOCIA, INC.

REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2013

PART I

Statement Regarding Forward-Looking Disclosure

The information contained in this Form 10-K and the exhibits hereto may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act").  Such statements, including statements regarding our proposed merger with National Holdings Corporation (“National”), expectations about our ability to raise capital, our strategy to achieve our corporate objectives, including our strategy to pursue growth through acquisitions, to increase revenues through our registered representative recruiting program and expand our brand awareness and business presence, our ability to be profitable, our expectation that the number of tax preparers who are certified public accountants will increase, the cyclical nature of our business, our liquidity and our ability to fund and intentions for funding future operations, revenues, the outcome or effect of litigation, arbitration and regulatory investigations, the impact of certain accounting pronouncements, the effects of our cost-cutting measures and our intention to continue to closely control expenses, contingent liability associated with acquisitions, the impact of the current economic downturn, our intention to continue to invest in technology and others, are based upon current information, expectations, estimates and projections regarding us, the industries and markets in which we operate, and management's assumptions and beliefs relating thereto.  Words such as "will," "plan," “anticipate”, "expect," "remain," "intend," "estimate," "approximate," “believe” and variations thereof and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. Such differences could be caused by a number of factors including, but not limited to, our inability to consummate our proposed merger with National, the uncertainty of laws, legislation, regulations, supervision and licensing by federal, state and local authorities and their impact on the lines of business in which we and our subsidiaries are involved; unforeseen compliance costs; changes in economic, political or regulatory environments; changes in competition and the effects of such changes; the inability to implement our strategies; changes in management and management strategies; our inability to successfully design, create, modify and operate our computer systems and networks and litigation and regulatory actions involving us.  Readers should take these factors, as well as the factors included in Item 1A, “Risk Factors” of this Form 10-K, into account in evaluating any such forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 1.	BUSINESS

PROPOSED MERGER WITH NATIONAL HOLDINGS CORPORATION

Agreement and Plan of Merger

On June 20, 2013, Gilman Ciocia, Inc. (the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with National Holdings Corporation, a Delaware corporation (“National”) and National Acquisition Corp., a Delaware corporation, and a wholly-owned subsidiary of National ("Merger Sub"). Upon the terms and subject to the conditions set forth in the Merger Agreement, the Company will become a wholly-owned subsidiary of National through a merger of Merger Sub with and into the Company, with the Company as the surviving corporation (the "Merger").

Upon the terms and subject to the conditions set forth in the Merger Agreement, by virtue of the Merger, each share of the Company’s common stock, par value $0.01 per share (the “Company Common Stock”), issued and outstanding immediately prior to the effective time of the Merger (other than any dissenting shares), shall be converted into the right to receive 0.24884345081 shares of National’s common stock, par value $0.02 per share (“National Common Stock”); provided that in no event shall National or Merger Sub issue in excess of 24,000,000 shares in the aggregate (subject to rounding for fractional shares) of National Common Stock. The Merger Agreement provides that immediately prior to the Closing (as defined below), the outstanding indebtedness of the Company shall not exceed $5,400,000 (the “Assumed Indebtedness”) subject to certain exclusions, and National shall cause the Assumed Indebtedness to be paid off at the Closing.  Any amounts of Assumed Indebtedness in excess of $5,000,000 and up to $5,400,000 (the “Difference”) shall cause a reduction in the number of shares of National Common Stock issued under the Merger Agreement; such reduction in a share amount equal to the quotient of the Difference and $0.30 (subject to equitable adjustment for any stock split, dividend recapitalization and the like).

ITEM 1.	BUSINESS - continued

National has agreed to appoint following the Closing two persons, nominated by the Board of Directors of the Company and reasonably acceptable to National, to serve as Class I members of the Board of Directors of National and to nominate such persons for election at the next election of Class I directors of National. National has also agreed to issue at the Closing five-year options to purchase 1,750,000 shares of National Common Stock to certain employees and independent contractors of the Company at an exercise price of $0.50 per share.

Consummation of the Merger (the “Closing”) is subject to closing conditions, including, among other things, (i) the adoption and approval of the Merger Agreement by the requisite vote of the Company’s stockholders; (ii) the effectiveness of a registration statement on Form S-4 to be filed by  National; (iii) the outstanding indebtedness of the Company not exceeding $5,400,000 subject to certain exclusions; (iv) the holders of not more than 5% of outstanding Company Common Stock having perfected and not withdrawn a demand for dissenters’ rights under applicable law; (v) all planned severance, change of control payments, accelerations, accrued compensation, bonus, and vacation relating to employees and consultants not exceeding certain amounts; (vi) the entry into an employment agreement by National and Company with Michael Ryan, the Company’s Chief Executive Officer, President and director;  (vii) the Financial Industry Regulatory Authority ("FINRA") having approved National’s change of control broker-dealer application under Rule 1017 with respect to the Merger (the "Rule 1017 Application"); (viii) the absence of any law or order prohibiting the Merger; and (x) the accuracy of the representations and warranties, subject to customary materiality qualifiers.

Each of the Company, National and Merger Sub have made customary representations, warranties in the Merger Agreement and have covenanted, among other things, that (i) the Company will conduct its business in the ordinary course of business consistent with past practice during the interim period between the execution of the Merger Agreement and the Closing; (ii) National and the Company will not engage in certain kinds of transactions or take certain actions during such period; (iii) National and the Company will cooperate in preparing and promptly causing to be filed with the Securities and Exchange Commission (the "SEC") a proxy statement/prospectus and a Registration Statement on Form S-4 and to use their reasonable best efforts to have the Form S-4 declared effective under the Securities Act of 1933, as amended, as promptly as practicable after such filing with the SEC; (iv) the Company will as soon as practicable following the date upon which the S-4 becomes effective take all action necessary to duly call, give notice of, convene and hold a meeting of its stockholders for the purpose of obtaining the requisite stockholder vote to adopt the Merger Agreement; (v) the Company’s board of directors recommending that its stockholders adopt the Merger Agreement, subject to certain exceptions; and (vi) National promptly causing to be filed with FINRA the Rule 1017 Application.

Prior to the Closing, the Company and its officers and directors are not permitted to solicit, initiate, knowingly encourage or facilitate, or engage in any negotiations to be acquired other than pursuant to the Merger Agreement, subject to certain exceptions, including for the Company’s “fiduciary out” for a Superior Proposal (as defined in the Merger Agreement).

The Merger Agreement contains certain termination rights for the Company, on the one hand, and National, on the other hand. The Merger Agreement provides that, upon termination under specified circumstances, (i) the Company would be required to pay National a termination fee of $800,000, and (ii) National would be required to pay the Company a reverse termination fee of $800,000.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which was attached as Exhibit 2.1 to the Form 8-K filed on June 21, 2013 and is incorporated herein by reference.

Voting and Support Agreements

In connection with the Merger, National and the Merger Sub entered into Voting and Support Agreements, dated as of June 20, 2013 (each a “Voting and Support Agreement” and collectively, the “Voting and Support Agreements”), with certain stockholders of the Company (each a “Voting Stockholder" and collectively, the “Voting Stockholders”). Under the Voting and Support Agreements, the Voting Stockholders agreed, among other things, to vote certain shares of Company Common Stock as to which they have the right to vote (i) in favor of the adoption of the Merger Agreement and approval of the Merger and the other transactions contemplated by the Merger Agreement, and (ii) against any action, proposal, transaction or agreement that would reasonably be expected to result in a breach in any respect of any covenant, representation or warranty or any other obligation or agreement of the Company contained in the Merger Agreement or of the Voting Stockholders contained in the Voting and Support Agreements. The Voting and Support Agreements provide that nothing contained in the agreements will be deemed to limit or affect a Voting Stockholder’s ability to approve a Superior Proposal.

Each Voting and Support Agreement will terminate upon the earliest of (a) the mutual written consent of National, Merger Sub, and Stockholder, (b) the effective time of the Merger, (c) the date of termination of the Merger Agreement, (d) an Adverse Recommendation Change (as defined in the Merger Agreement) occurring under the Merger Agreement, and (e) the Board of Directors of the Company accepting a Superior Proposal.

ITEM 1.	BUSINESS - continued

In addition, to the extent certain Voting Stockholders are party to a Shareholder Agreement dated August 20, 2007 (the “Shareholder Agreement”), the Voting Stockholders waived certain rights that may be triggered under the Shareholder Agreement and agreed to terminate the  Shareholder Agreement at Closing of the Merger.

The foregoing description of the Voting and Support Agreements do not purport to be complete and is qualified in its entirety by reference to the full text of the form of the Voting and Support Agreements, which was attached as Exhibit 10.1 to the Form 8-K filed on June 21, 2013 and is incorporated herein by reference.

Michael Ryan Employment Agreement

In connection with the Closing of the Merger, Michael Ryan is required to enter into an employment agreement with National and the Company (the “Employment Agreement”), such agreement to go into effect at Closing.

Pursuant to the terms of the Employment Agreement, Mr. Ryan shall serve as Chief Executive Officer and President of the Company and Executive Vice President of National for a term commencing on the date of Closing and ending on September 30, 2015, subject to early termination or renewal of the term. The Employment Agreement provides that Mr. Ryan shall be entitled to a base salary of $360,000, a bonus payable in the discretion of the Compensation Committee of National, a car allowance of $1,000 per month and such other benefits made available for senior executives of National.

At Closing, National has agreed to grant to Mr. Ryan non-qualified options to purchase up to 300,000 shares of National Common Stock under a stock option plan of National then in effect. The options shall vest in three tranches as follows: 100,000 shares shall vest immediately upon grant, 100,000 shall vest on the first anniversary of Closing, and 100,000 shall vest on the second anniversary of Closing. The first tranche of options shall be exercisable at $0.50 per share, the second tranche of options shall be exercisable at $0.70 per share and the final tranche of options shall be exercisable at $0.90 per share, subject in each case to adjustments for stock splits, dividends, recapitalizations and the like and shall expire on September 30, 2020.

If Mr. Ryan’s employment is terminated by the Company without cause, terminated due to death or disability, terminated by Mr. Ryan for good reason, terminated as a result of a change of control or at the expiration of the term, National or the Company has not entered into an employment agreement with Mr. Ryan upon substantially similar terms to the Employment Agreement, then Mr. Ryan shall be entitled to his base salary and expenses and accrued benefits through the date of termination, any unpaid bonus, and an amount equal to 100% of his base salary.

The foregoing description of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of the Employment Agreement, which was attached as Exhibit 10.2 to the Form 8-K filed on June 21, 2013 and is incorporated herein by reference.

Special Meeting of Stockholders to approve the Merger

On September 9, 2013, the Company held a special meeting of stockholders of the Company for the purpose of considering and voting on the Merger proposals described in greater detail in the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on August 9, 2013 (the “Proxy Statement”).  Holders of 62,192,939 shares of common stock of the Company, representing approximately 64% of the shares of the common stock of the Company outstanding and entitled to vote as of August 7, 2013, the record date for the special meeting, were present in person or represented by proxy at the special meeting.  A summary of the voting results on each of the proposals submitted to a vote of the Company’s stockholders at the special meeting is set forth below:

Proposal 1: Adoption of the Merger Agreement

The Company’s stockholders adopted the Merger Agreement and the transactions contemplated thereby.  Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of National.  The tabulation of votes on this proposal was as follows:

For	Against	Abstain

62,125,180	62,256	5,503

ITEM 1.	BUSINESS - continued

Proposal 2: Non-Binding Vote on Certain Compensation Relating to the Merger

The Company’s stockholders approved, on a non-binding, advisory basis, the “golden parachute” compensation payable to one of the Company’s executive officers in connection with the Merger as described in the Proxy Statement.  The tabulation of votes for this proposal was as follows:

For	Against	Abstain

61,707,174	400,641	85,124

Proposal 3: Adjournment of the Special Meeting

The Company’s stockholders approved one or more adjournments of the special meeting, if necessary or appropriate, to solicit additional proxies to approve the proposal to adopt the Merger Agreement. Because the Company’s stockholders approved Proposal 1, the Company did not need to adjourn the special meeting to solicit additional proxies in favor of Proposal 1.

For	Against	Abstain

62,088,896	95,237	8,803

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

As of June 30, 2013, we had 26 offices operating in three states (New York, New Jersey, and Florida).  Our financial planning clients are generally introduced to us through our tax return preparation services, accounting services and educational workshops. We believe that our tax return preparation and accounting services are inextricably intertwined with our financial planning activities and that overall profitability will depend, in part, on the two channels leveraging off each other since many of the same processes, procedures and systems support sales from both channels.  Accordingly, management views and evaluates the Company as one segment.

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

In fiscal 20131, approximately 79% of our revenues were derived from commissions and fees from financial planning services, including our financing and insurance activities, and approximately 21% were derived from fees for tax preparation and accounting services.

1 Fiscal years are denominated by the year in which they end.  Accordingly, fiscal 2013 refers to the year ended June 30, 2013.

ITEM 1.	BUSINESS - continued

A majority of the financial planners are also tax preparers and/or accountants. Our tax preparation business is conducted predominantly in February, March and April. During the 2013 tax season, we prepared approximately 22,000 United States tax returns, down approximately 5.2% from 23,200 prepared in 2012.

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

TAX RETURN PREPARATION AND ACCOUNTING SERVICES

The United States Internal Revenue Service (the "IRS") reported that more than 134.3 million individual 2013 federal income tax returns and more than 135.5 million individual 2012 federal income tax returns were filed in the United States through May 10, 2013 and May 11, 2012, respectively.  According to the IRS, a paid preparer completes approximately 62.0% of the tax returns e-filed in the United States each year.  During 2013 tax season, the IRS reported receiving 0.8% less individual returns through May 10, 2013 than May 11, 2012.

ITEM 1.	BUSINESS - continued

Among paid preparers, H&R Block, Inc. ("H&R Block") dominates the low-cost tax preparation business with approximately 11.0 thousand offices located throughout the United States. According to information released by H&R Block in its Form 10-K for its fiscal year ended April 30, 2013, H&R Block prepared an aggregate of approximately 22.2 million United States tax returns during the 2013 tax season and 22.3 million United States tax returns during the 2012 tax season.

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

ITEM 1.	BUSINESS - continued

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

ITEM 1.	BUSINESS - continued

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

ITEM 1.	BUSINESS - continued

ACQUISITIONS

In fiscal 2011, we completed the purchase of one tax and accounting services firm generating approximately $1.4 million annually in tax preparation and accounting service fees. We made two acquisitions in fiscal year 2010.  See Note 3 to Notes to Consolidated Financial Statements for more on acquisitions.

EMPLOYEES

As of June 30, 2013, we employed 188 persons on a permanent full-time basis. During tax season, we typically employ seasonal employees who do only tax return preparation or provide support functions. The minimum requirements for a tax preparer at the Company are generally some tax preparation experience and the completion of our proprietary tax preparation training course or equivalent educational experience.

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

SHAREHOLDER AGREEMENT

On August 20, 2007, Michael Ryan (our Chief Executive Officer), Carole Enisman (our  former Executive Vice President of Operations), Ted Finkelstein (our Vice President, General Counsel and Secretary), Dennis Conroy (our former Chief Accounting Officer), Prime Partners, Inc. and Prime Partners II, LLC (holding companies owned in part by Michael Ryan),  Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P.I and WebFinancial Corporation, now know as Steel Partners Holdings, L.P., entered into a Shareholders Agreement concerning the voting of their shares of our common stock.  These shareholders collectively own approximately 59.9% of our issued and outstanding shares of common stock.  Pursuant to the shareholders agreement, these shareholders have the ability to influence certain actions requiring a shareholder vote, including, the election of directors.

ITEM 1A.	RISK FACTORS

Risks Related to the Merger

Gilman and National may be unable to satisfy the conditions to the completion of the Merger and the Merger may not be completed.

Completion of the Merger is conditioned on, among other things, the adoption of the Merger Agreement by Gilman stockholders, the holders of no more than 5%, in the aggregate, of the outstanding shares of Gilman common stock have properly exercised (and not withdrawn) appraisal rights in accordance with applicable law, FINRA having approved the Rule 1017 Application and the absence of any law or regulation that prohibits the completion of the Merger. Each party’s obligation to close the Merger is also subject to the material accuracy of the representations and warranties of the other party in the Merger Agreement and the compliance in all material respects with covenants of the other party in the Merger Agreement.

Although the Merger Agreement has been adopted by Gilman’s stockholders and National and Gilman have agreed in the Merger Agreement to use reasonable best efforts to complete the Merger as promptly as practicable, these and other conditions to the completion of the Merger may fail to be satisfied. In addition, satisfying the conditions to and completion of the Merger may take longer, and could cost more, than National and Gilman expect.

Under the Merger Agreement, neither National nor Gilman will have the right to terminate or renegotiate the Merger agreement or to resolicit proxies as a result of any increase or decrease in the value of National common stock.

ITEM 1A.	RISK FACTORS - continued

The market price of National common stock may be volatile. The trading volume has traditionally not been high which impacts the volatility of the National common stock. Under the Merger Agreement, neither National nor Gilman will have the right to terminate or renegotiate the Merger Agreement or to resolicit proxies as a result of any increase or decrease in the value of National common stock. Prior to the effective time of the Merger, the market price of National common stock may fluctuate significantly and decrease in response to various factors, including without limitation

●	quarterly variations in operating results;

●	general market conditions in each company’s respective industry;

●	announcements and actions by competitors;

●	limited trading volume of National’s securities on the OTC Bulletin Board;

●	regulatory and judicial actions;

●	diversion of the attention of management from other ongoing business concerns; and

●	general economic conditions.

In addition, as a result of the number of shares to be issued in the Merger, and the potential dilution of National’s earnings per share, the price of National’s common stock is likely to be volatile following the Merger.

Failure to complete the Merger could negatively affect the stock price and the future business and financial results of Gilman.

National and Gilman may not receive the necessary stockholder or regulatory approvals or satisfy the other conditions required for the completion of the Merger. If the Merger is not completed, Gilman will be subject to several risks, including the following:

●	Gilman may be required to pay significant transaction costs related to the Merger, including under certain circumstances a termination fee of up to $800,000 payable to National;

●
the current market price of Gilman common stock may reflect a market assumption that the Merger will occur, and a failure to complete the Merger could result in a decline in the market price of Gilman common stock;

●
there may be a distraction of its management and employees from day-to-day operations, because matters related to the Merger (including integration planning) may require substantial commitments of time and resources that could otherwise have been devoted to other opportunities that could have been beneficial; and

●	Gilman would not realize the benefits expected to result from the Merger and Gilman would continue to face the risks that it currently faces as an independent company.

The merger consideration payable in the Merger may be decreased in certain circumstances.

The Merger Agreement provides that if the assumed indebtedness is in excess of $5,000,000 and up to $5,400,000 (the “Difference”), then this shall cause a reduction in the number of shares of National common stock issued under the Merger Agreement, such reduction in share amount equal to the quotient of the Difference and $0.30 (subject to equitable adjustment for any stock split, dividend recapitalization and the like). Any such reduction in the merger consideration does not require further action by Gilman’s board of directors or shareholders.

Some of the directors and executive officers of Gilman have interests in the Merger that are different from, or in addition to, those of the other Gilman stockholders.

Certain of the directors and executive officers of Gilman have arrangements that provide them with interests in the Merger that are different from, or in addition to, those of the stockholders of Gilman.

For instance, in connection with the Merger (i) National will appoint two persons nominated by the Gilman board of directors and reasonably acceptable to National to serve as Class I members of the National board of directors and to nominate such persons for election at the next election of Class I directors of National, (ii) Ted Finkelstein, Gilman’s Vice President, Secretary and General Counsel is entitled to a change-in-control payment in the event of voluntary or involuntary termination resulting from the Merger in an amount equal to $185,000; (iii) Michael Ryan, Gilman’s President and Chief Executive Officer, Carole Enisman, Michael Ryan’s wife, and Prime Partners, Inc., a company controlled by Michael Ryan, and three trusts of which James Ciocia, Chairman of Gilman’s board of directors, will receive approximately $1 million in the aggregate from National as pay off of certain assumed indebtedness, and (iv) Michael Ryan will enter into an employment agreement with National relating to his continued employment at Gilman after the effective time of the Merger, in the form attached to the Merger Agreement.

ITEM 1A.	RISK FACTORS - continued

In addition, as of August 7, 2013, directors and executive officers of Gilman and their affiliates beneficially owned approximately 76.7% of the outstanding shares of Gilman common stock and the directors and executive officers of Gilman also have certain rights to indemnification and to directors’ and officers’ liability insurance that will be provided by National following the completion of the Merger.

Gilman is subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on Gilman employees and consultants may have an adverse effect on Gilman. These uncertainties may impair Gilman’s ability to attract, retain, and motivate key personnel until the Merger is completed. If key employees or consultants leave Gilman because of uncertainty about their future roles, Gilman’s business, or National’s business following the Merger, could be harmed.

In addition, the Merger Agreement restricts Gilman from making acquisitions or dispositions, making capital expenditures in excess of a specified amount, and taking other specified actions without the consent of National until the Merger occurs. These restrictions may prevent Gilman from pursuing attractive business opportunities or addressing other developments that may arise prior to the completion of the Merger or from executing its business strategies.

The Merger Agreement limits Gilman's ability to pursue alternatives to the Merger and contains provisions that could affect the decisions of a third party considering making an alternative acquisition proposal to the Merger.

The Merger Agreement prohibits Gilman from soliciting, initiating, or encouraging alternative merger or acquisition proposals from any third party. Under the terms of the Merger Agreement, Gilman will be required to pay to National a termination fee of up to $800,000 if the Merger Agreement is terminated under certain circumstances. This termination fee would be payable in certain circumstances involving Gilman accepting a different acquisition proposal or its board of directors recommending a different acquisition proposal to its stockholders prior to their vote. These provisions could affect the decision by a third party to make a competing acquisition proposal, including the structure, pricing, and terms proposed by a third party seeking to acquire or merge with Gilman.

If the Merger does not qualify as a “reorganization” under Section 368(a) of the Code, the stockholders of Gilman may be required to pay substantial United States federal income taxes as a result of the Merger.

National and Gilman intend that the Merger will qualify as a “reorganization” under Section 368(a) of the Code. National and Gilman currently anticipate that the United States holders of shares of Gilman common stock generally should not recognize taxable gain or loss as a result of the Merger. However, neither National nor Gilman has requested, or intends to request, a ruling from the IRS with respect to the tax consequences of the Merger, and there can be no assurance that the companies’ position would be sustained if challenged by the IRS. Accordingly, if there is a final determination that the Merger does not qualify as a “reorganization” under Section 368(a) of the Code and is taxable for United States federal income tax purposes, Gilman stockholders generally would recognize taxable gain or loss on their receipt of common stock of National in connection with the Merger equal to the difference between such stockholder’s adjusted tax basis in their shares of Gilman capital stock and the fair market value of the equity securities of National. For a more complete discussion of the material United States federal income tax consequences of the Merger, see the section entitled “Material United States Federal Income Tax Consequences of the Merger” beginning on page 79.

Litigation may be instituted against National, members of the National board of directors, Gilman, members of the Gilman board of directors, and Merger Sub challenging the Merger and adverse judgments in these lawsuits may prevent the Merger from becoming effective within the expected timeframe or at all.

National, members of the National board of directors, Gilman, members of the Gilman board of directors, and Merger Sub may be named as defendants in class action lawsuits to be brought by National or Gilman stockholders challenging the Merger. If the plaintiffs in these potential cases are successful, they may prevent the parties from completing the Merger in the expected timeframe, if at all. Even if the plaintiffs in these potential actions are not successful, the costs of defending against such claims could adversely affect the financial condition of National or Gilman.

Costs associated with the Merger are difficult to estimate, may be higher than expected and may harm the financial results of the combined company.

ITEM 1A.	RISK FACTORS - continued

Both National and Gilman will incur substantial direct transaction costs associated with the Merger, whether or not the Merger is completed, and additional costs associated with consolidation and integration of operations. If the total costs of the Merger exceed estimates, or the benefits of the Merger do not exceed the total costs of the Merger, Gilman’s financial results could be adversely affected.

Risks Related to the Combined Company if the Merger is Completed

National may not realize the expected benefits of the Merger because of integration difficulties and other challenges.

The success of the Merger will depend, in part, on National’s ability to realize the anticipated revenue, cost, tax, and other synergies from integrating Gilman’s business with its existing business. The integration process may be complex, costly, and time-consuming. The difficulties of integrating the operations of Gilman’s business could include, among others:

•	failure to implement National’s business plan for the combined business;

•	unanticipated issues in integrating logistics, information, communications, and other systems;

•	lost sales and customers as a result of certain customers of either of the two companies deciding not to do business with National after the Merger;

•	loss of key Gilman employees and consultants with knowledge of Gilman’s historical business and operations;

•	unanticipated changes in applicable laws and regulations;

•	negative impacts on National’s internal control over financial reporting; and

•	other unanticipated issues, expenses, or liabilities that could impact, among other things, National’s ability to realize any expected synergies on a timely basis, or at all.

National may not accomplish the integration of Gilman’s business smoothly, successfully, or within the anticipated costs or time frame. The diversion of the attention of management from National’s current operations to the integration effort and any difficulties encountered in combining operations could prevent National from realizing the full benefits anticipated to result from the Merger and could adversely affect its business. In addition, the integration efforts could divert the focus and resources of the management of National and Gilman from other strategic opportunities and operational matters during the integration process.

Gilman stockholders will have a reduced ownership and voting interest in National after the Merger and, as a result, will be able to exert less influence over management.

Following the Merger, each Gilman stockholder will become a stockholder of National with a percentage ownership of National after the Merger that is much smaller than the stockholder’s percentage ownership of Gilman. It is expected that the former stockholders of Gilman as a group will own approximately 20% of the outstanding shares of National common stock immediately after the completion of the Merger. Because of this, Gilman stockholders will have substantially less influence on the management and policies of National after the Merger than they now have with respect to the management and policies of Gilman.

National common stock has low trading volume and any sale of a significant number of shares is likely to depress the trading price.

National common stock is quoted on the OTC Bulletin Board. Traditionally, the trading volume of the National common stock has been limited. Because of this limited trading volume, the former Gilman stockholders may not be able to sell quickly any significant number of the National shares of common stock, and any attempted sale of a large number of National shares will likely have a material adverse impact on the price of the National common stock. Because of the limited number of shares of common stock being traded, the per share price is subject to volatility and may continue to be subject to rapid price swings in the future.

If there are Gilman stockholders that exercise their appraisal rights, the surviving corporation in the Merger will be responsible for the resulting cash payment obligation.

If the Merger is completed, holders of Gilman common stock are entitled to appraisal rights under Section 262 of the Delaware General Corporation Law (the “DGCL”), or Section 262, provided that they comply with the conditions established by Section 262. If there are Gilman stockholders who exercise such rights and complete the process required by the DGCL, Gilman, as the surviving company in the Merger, will be obligated to pay such stockholders the pre-Merger cash value of their Gilman stock as determined by the Delaware Court of Chancery.

ITEM 1A.	RISK FACTORS - continued

The Merger will result in changes to the board of directors of National.

Upon completion of the Merger, the composition of the board of directors of National will be different than the current boards of National and Gilman. The National board of directors currently consists of 9 directors and upon the completion of the Merger, two directors designated by Gilman’s board of directors will join the National board of directors. This new composition of the board of directors of National may affect the future decisions of National.

Risks Related to Gilman’s Business

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

As of June 30, 2013, we had a $3.6 million deficit in working capital.  If the Merger with National does not close, we will need additional capital to continue operations and to successfully execute our strategic plan including expanding our business plans and pursuing acquisitions.  Failure to obtain capital could have an adverse effect upon our business and our strategic plan, including expanding our business plans and pursuing acquisitions.

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

We incurred losses in fiscal years 2012, 2011, and 2010, and may incur losses again in the future. As of June 30, 2013, our accumulated deficit was $35.0 million.  If we fail to earn profits, the value of a shareholder’s investment may decline.

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

ITEM 1A.	RISK FACTORS - continued

Certain private shareholders, including some of our directors and officers, control a substantial interest in us and thus may influence certain actions requiring a vote of our shareholders.

On August 20, 2007, Michael Ryan (our Chief Executive Officer), Carole Enisman (our  former Executive Vice President of Operations), Ted Finkelstein (our Vice President, General Counsel and Secretary), Dennis Conroy (our former Chief Accounting Officer), Prime Partners, Inc. and Prime Partners II, LLC (holding companies owned in part by Michael Ryan), Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P.I and WebFinancial Corporation, now know as Steel Partners Holdings, L.P., entered into a Shareholders Agreement concerning the voting of their shares of our common stock.  These shareholders collectively own approximately 59.9% of our issued and outstanding shares of common stock.  Pursuant to the shareholders agreement, these shareholders have the ability to influence certain actions requiring a shareholder vote, including, the election of directors.    This concentration of ownership and control by these shareholders could delay or prevent a change in our control or other action, even when a change in control or other action might be in the best interests of our other shareholders.

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

ITEM 1A.	RISK FACTORS - continued

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

Our sale of 80.0 million shares of common stock in August 2007, the sale of 3.9 million shares in a public stock offering, the sale of 1.0 million shares in the private offering and the issuance of shares as compensation to our Board of Directors commencing with fiscal 2008 has significantly diluted the common stock ownership of our shareholders which could adversely affect future prices of our stock.

The significant dilution of the common stock ownership of then-existing shareholders resulting from our August 2007 private placements, the dilution of common stock ownership resulting from our sale of 3.9 million shares of common stock in a public stock offering, the sale of 1.0 million shares in a private offering and the issuance of shares as compensation to our Board of Directors commencing with fiscal 2008 could have an adverse effect on the future price of the shares of our common stock and on the future volume of the shares traded.

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

ITEM 1A.	RISK FACTORS - continued

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

ITEM 1A.	RISK FACTORS - continued

We face significant competition for registered representatives on the independent channel.

Approximately 40% of our financial planning revenue is generated by independent contractor financial planners.  These independent contractors are not bound by non-competition and non-solicitation provisions.  If a large number of our independent contractors depart and begin to compete with us, our operations may be adversely affected.  No assurance can be given that we will be able to retain our most important independent contractors or that we will be able to prevent competition from them or successfully compete against them. If a substantial amount of such competition occurs, the corresponding reduction of revenue may materially adversely affect our operating results.

Departure of key personnel could adversely affect our operations.

If any of our key personnel were to leave the Company, our operations may be adversely affected. We believe that our ability to successfully implement our business strategy and operate profitably depends on the continued employment of James Ciocia, our Chairman of the Board of Directors, Michael Ryan, our President and Chief Executive Officer, Ted Finkelstein, our Vice President, General Counsel and Secretary, and Maureen Abbate, our Chief Accounting Officer.

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

The release of various restrictions on the possible future sale of our common stock may have an adverse affect on the market price of our common stock. Based on information received from our transfer agent, approximately 69.4 million shares of the common stock outstanding are "restricted securities" under Rule 144 of the Securities Act of 1933.

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

ITEM 1A.	RISK FACTORS - continued

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

Our corporate headquarters is located at 11 Raymond Avenue, Poughkeepsie, NY 12603, where we lease approximately 8,200 square feet of space.  All our company-owned offices are leased.  We believe that any of our rental spaces could be replaced with comparable office space, however, location and convenience is an important factor in marketing our services to our clients.

ITEM 3.	LEGAL PROCEEDINGS

We and our wholly owned subsidiary Prime Capital Services, Inc. (“PCS”) have been named as a respondent in customer arbitrations and as a defendant in customer lawsuits (“Customer Claims”). These Customer Claims result from the actions of brokers affiliated with PCS.  Under the PCS registered representatives contract, each registered representative has indemnified us for these claims.  Most of these Customer Claims are covered by our errors and omissions insurance policy.  As of June 30, 2013, there was one pending Customer Claim against PCS and no Customer Claims pending against the Company.  We establish liabilities for potential losses from Customer Claims.  In establishing these liabilities, management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses.  While we will vigorously defend ourselves in these matters, and we assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.   We accrued $115.0 thousand as a reserve for potential settlements, judgments and awards at June 30, 2013.

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

By letter dated October 4, 2012, FINRA advised PCS that it was conducting an inquiry related to PCS’ participation in four (4) Private Placement Note Offerings (the “Offerings”) by Gilman Ciocia, Inc. (“GC”).  PCS is a wholly owned subsidiary of GC.  By letter dated January 30, 2013, FINRA advised PCS that it was continuing its inquiry related to PCS’ participation in the Offerings.  By letter dated August 5, 2013, FINRA’s Enforcement Department advised PCS that it was investigating this matter to determine whether violations of the security laws or FINRA rules have occurred.  PCS and GC do not believe that any violations of the security laws or FINRA rules have occurred concerning the Offerings.  However, PCS and GC cannot at this time estimate the financial outcome of the investigation by FINRA’s Enforcement Department.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are quoted on the OTC Bulletin Board under the symbol GTAX.

The following table sets forth the high and low bid quotations for the common stock for the fiscal 2013 and 2012 quarters indicated:

	High		Low
Quarter Ended	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2013	Fiscal Year 2012

September 30	$0.02	$0.04	$0.02	$0.04
December 31	$0.04	$0.04	$0.02	$0.01
March 31	$0.04	$0.02	$0.03	$0.01
June 30	$0.08	$0.04	$0.04	$0.02

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

HOLDERS OF COMMON STOCK

On June 30, 2013, there were approximately 443 shareholders of common stock of record. This does not reflect persons or entities that hold common stock in nominee or "street" name through various brokerage firms. On the close of trading on September 26, 2013, the price of the common stock was $0.10 per share.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended June 30, 2013, we issued the following shares of common stock and we issued and amended the following promissory notes in privately negotiated transactions that were not registered under the Securities Act pursuant to the exemption provided by Section 4(2) of the Securities Act:

•
On May 24, 2013, we commenced the Gilman Ciocia $1.8 million Promissory Note Offering, a private offering of our debt securities pursuant to SEC Regulation D (the “2013 Offering”).  The securities offered for sale in the 2013 Offering were $1.8 million of promissory notes with interest payable at 10.0% (the “2013 Notes”).  The 2013 Notes are collateralized by a 33.33% security interest in our gross receipts from the preparation of 2014 income tax returns (the “2014 Gross Receipts”).  The principal of the 2013 Notes will be paid to the Note holders from the 2014 Gross Receipts on March 31, April 30, May 31, and June 30, 2014, with the balance of principal, if any, paid July 1, 2014.  As of June 30, 2013, $1.4 million of the 2013 Notes were outstanding secured by a 25.9% interest in the 2014 Gross Receipts.  The proceeds of the sale were and will be used for working capital and to retire debt, including paying notes of the Company from private placement debt offerings that were due on July 1, 2013 and that are due on December 31, 2013.  No underwriters participated in these transactions.

•
On July 31, 2012, we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “$1.5 Million Offering”).  The securities offered for sale in the $1.5 Million Offering were $1.5 million of notes with interest at 10.0% (the “$1.5 Million Notes”).  As of June 30, 2013, $1.5 million of the $1.5 Million Notes were outstanding and are due on December 31, 2013.  The proceeds of the sale were used for working capital and to retire debt.  No underwriters participated in these transactions.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

•
On May 2, 2012, we commenced the Gilman Ciocia $1.8 million Promissory Note Offering, a private offering of our debt securities pursuant to SEC Regulation D (the “2012 Offering”).  The securities offered for sale in the 2012 Offering were $1.8 million of promissory notes with interest payable at 10.0% (the “2012 Notes”).  The 2012 Notes were collateralized by a 33.33% security interest in our gross receipts from the preparation of 2013 income tax returns (the “2013 Gross Receipts”).  The principal of the 2012 Notes was to be paid to the Note holders from the 2013 Gross Receipts on March 31, April 30, May 31, and June 30, 2013, with the balance of principal, if any, paid July 1, 2013.  As of July 1, 2013, the entire $1.8 million 2012 Notes were paid in full.  The proceeds of the sale were used for working capital and to retire debt.  No underwriters participated in these transactions.

•
On October 31, 2008, we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “2008 Offering”).  The 2008 Offering was amended on December 8, 2008, September 3, 2009, December 16, 2009, February 11, 2010, March 29, 2010, May 31, 2011, May 31, 2012 and May 24, 2013.  The securities offered for sale in the 2008 Offering, as amended were:  $3.8 million of notes with interest at 10.0% (the “2008 Notes”) and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).  As of June 30, 2013, $2.1 million of the 2008 Notes were outstanding and due July 1, 2014, $0.7 million of the 2008 Notes were outstanding and due July 1, 2013, which were paid on July 1, 2013 and $0.1 million, or 1.0 million shares, of our common stock were issued pursuant to the 2008 Offering.  The proceeds of the sales were used for general corporate purposes.  No underwriters participated in these transactions.

•	On October 31, 2012, we issued 500,000 shares to certain members of our Board Directors in consideration for their services as director compensation pursuant to our 2007 Stock Incentive Plan.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Proposed Merger with National Holdings Corporation

On June 20, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with National Holdings Corporation, a Delaware corporation (“National”) and National Acquisition Corp., a Delaware corporation, and a wholly-owned subsidiary of National ("Merger Sub"). Upon the terms and subject to the conditions set forth in the Merger Agreement, the Company will become a wholly-owned subsidiary of National through a merger of Merger Sub with and into the Company, with the Company as the surviving corporation (the "Merger"). For further details concerning the Merger, see “Item 1 – Business – Proposed Merger with National Holdings Corporation”.

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

For the fiscal year ended June 30, 2013, approximately 21% of our revenues were earned from tax preparation and accounting services and 79% were earned from all financial planning and related services of which approximately 74% was earned from mutual funds, annuities and securities transactions, 17% from asset management, 6% from fixed annuities and insurance, 2% from PCS Marketing, and 2% from financing services.

Managed Assets

As indicated in the following table, as of June 30, 2013, assets under AFP management decreased 36.7%, or $183.8 million, to $316.9 million, from $500.7 million as of June 30, 2012.  This decrease is mostly attributable to net removal of $163.2 million of money under management due to attrition amongst our independent financial planners.  As of June 30, 2013, total Company assets under custody were $3.0 billion, down 3.8% or $120.9 million from June 30, 2012.  This decline is principally due to the same factors described above.

The following table presents the market values of assets under management by AFP:

(in thousands)
Market Value as of June 30,	Annuities	Brokerage	Third Party	Total Assets Under AFP Management

2013	$84,526	$146,711	$85,668	$316,905
2012	$162,912	$293,106	$44,716	$500,734

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table presents the market values of total Company assets under custody:

(in thousands)
Market Value as of June 30,	Total Company Assets Under Custody

2013	$3,025,870
2012	$3,146,798

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

RESULTS OF OPERATIONS

The following table sets forth certain items from our statements of operations expressed as a percentage of revenue for fiscal years ended June 30, 2013 and 2012. The trends illustrated in the following table are not necessarily indicative of future results.

Statements of Operations as a Percentage of Revenues

	For Fiscal Years Ended June 30,
	2013	2012

Revenues
Financial Planning Services	79.2%	80.3%
Tax Preparation and Accounting Fees	20.8%	19.7%
Total Revenue	100.0%	100.0%

Operating Expenses
Commissions	48.3%	51.2%
Salaries	25.3%	23.0%
General and Administrative Expense	11.6%	12.2%
Advertising	2.3%	2.2%
Brokerage Fees & Licenses	2.9%	3.0%
Rent	6.3%	6.3%
Depreciation and Amortization	3.0%	2.7%
Total Operating Expenses	99.7%	100.6%

Loss Before Other Income/(Expense)	0.3%	-0.6%

Other Income/(Expense)	1.4%	-1.1%
Income Before Income Taxes	1.7%	-1.7%
Income Taxes	0.0%	0.0%
Net Loss	1.7%	-1.7%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth a summary of our consolidated results of operations for fiscal years ended June 30, 2013 and 2012:

(in thousands, except share data)	For Fiscal Years Ended June 30,
Consolidated Results of Operations	2013	2012	% Change

Revenues	$37,302	$40,372	-7.6%
Commissions	18,010	20,685	-12.9%
Other Operating Expenses	19,155	19,938	-3.9%
Net Income (Loss)	650	(687)	194.7%

Diluted EPS from Net Income/(Loss)	$0.01	$(0.01)	194.6%

The following two tables set forth a breakdown of our consolidated revenue detail by product line and brokerage product type for the fiscal years ended June 30, 2013 and 2012:

	For Fiscal Years Ended June 30,
(in thousands)			% Change	% of Total Revenue	% of Total Revenue
Consolidated Revenue Detail	2013	2012	2013-2012	2013	2012

Revenue by Product Line
Brokerage Commissions Revenue	$21,838	$22,689	-3.8%	58.6%	56.2%
Advisory Fees (1)	5,053	7,165	-29.5%	13.6%	17.8%
Tax Preparation and Accounting Fees	7,769	7,953	-2.3%	20.8%	19.7%
Fixed Annuities	826	1,226	-32.7%	2.2%	3.0%
Insurance Commissions	872	594	47.0%	2.3%	1.5%
PCS Marketing Revenue	568	488	16.3%	1.5%	1.2%
Lending Services	376	257	46.3%	1.0%	0.6%
Total Revenue	$37,302	$40,372	-7.6%	100.0%	100.0%

Brokerage Commissions Revenue by Product Type
Variable Annuities	$5,472	$7,107	-23.0%	14.7%	17.6%
Trails (1)	9,668	9,159	5.6%	25.9%	22.7%
Mutual Funds	3,416	3,049	12.0%	9.2%	7.5%
Equities, Bonds, &Unit Investment Trusts	2,518	2,171	16.0%	6.7%	5.4%
All Other Products	764	1,203	-36.5%	2.0%	3.0%
Brokerage Commissions Revenue	$21,838	$22,689	-3.8%	58.5%	56.2%

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

The following table sets forth a breakdown of our consolidated financial planning revenue by company-owned offices and independent offices for the fiscal years ended June 30, 2013 and 2012:

	For Fiscal Years Ended June 30,
(in thousands)	2013	% of Total	2012	% of Total
Company-Owned Offices	$17,681	60%	$17,946	55%
Independent Offices	11,852	40%	14,473	45%
Total	$29,533		$32,419

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth a breakdown of our consolidated revenue detail by company-owned offices for the fiscal years ended June 30, 2013 and 2012:

	For Fiscal Years Ended June 30,
(in thousands)	2013	% of Total	2012	% of Total
Financial Planning	$17,681	69%	$17,946	69%
Tax Preparation and Accounting Services	7,769	31%	7,953	31%
Total	$25,450		$25,899

FISCAL 2013 COMPARED WITH FISCAL 2012

Revenues

Our total revenues for the fiscal year ended June 30, 2013 were $37.3 million, a decrease of 7.6%, compared with $40.4 million for the fiscal year ended June 30, 2012.  Our total revenues for the fiscal year ended June 30, 2013 consisted of $29.5 million for financial planning services and $7.8 million for tax preparation and accounting services.  Financial planning services represented approximately 79.0% and tax preparation and accounting services represented approximately 21.0% of our total revenues for the fiscal year ended June 30, 2013.  Our total revenues for the fiscal year ended June 30, 2012 consisted of $32.4 million for financial planning services and $8.0 million for tax preparation and accounting services.  Financial planning represented approximately 80.0% and tax preparation and accounting fees represented approximately 20.0% of our revenues for the fiscal year ended June 30, 2012.

Financial planning revenue was $29.5 million for the fiscal year ended June 30, 2013 compared to $32.4 million for the same period last year.  This decrease in financial planning revenue is mostly attributable to a net decrease in recurring revenues (advisory fees and trails) as advisory fees decreased by $2.1 million to $5.1 million during the fiscal year ended June 30, 2013.  This decrease is mostly attributable to net removal of $163.2 million of our money under management due to attrition from our independent financial planners.   The decrease in recurring revenues from advisory fees is offset, in part, by an increase in trails of $0.5 million.  Other financial planning revenues are down as a result of attrition amongst our independent financial planners and the sale of one office, offset in part by increased revenue in insurance, lending services and PCS marketing.

Our financial planning revenue was approximately 60.0% for company owned offices and 40.0% for independent offices for the fiscal year ended June 30, 2013.  Within Company offices, financial planning services represented approximately 69.0% of revenues and tax preparation and accounting services represented approximately 31.0%.  Our financial planning revenue was approximately 55.0% for company owned offices and 45.0% for independent offices for the fiscal year ended June 30, 2012.  Within company owned offices, approximately 69.0% of revenues for this time period came from financial planning and 31.0% came from tax preparation and accounting services for the fiscal year ended June 30, 2012.

Tax Preparation and accounting services revenue was $7.8 million for the fiscal year ended June 30, 2013 compared to $8.0 million during the same period last year.  This decrease is attributable to the sale of one office during the first quarter of the fiscal year ended June 30, 2013 and client attrition. This decrease is offset by annual price increases and our acquisition in fiscal 2011 now in its second year of operations with increased revenues.

Expenses

Total operating expenses for the fiscal year ended June 30, 2013 were $37.2 million, a decrease of 8.5%, or $3.5 million from $40.6 million for the fiscal year ended June 30, 2012.  The decrease in operating expenses was attributable to a decrease in commission expense ($2.7 million), professional fees ($0.3 million), rent expense ($0.2 million), bad debt expense ($0.2 million), brokerage fees and licenses expense ($0.1 million) and general office expense ($0.1 million), offset in part by an increase in salary expense ($0.2 million).

Commission expense for the fiscal year ended June 30, 2013 was $18.0 million, a decrease of $2.7 million, or 12.9%, from $20.7 million for the fiscal year ended June 30, 2012.  The decrease in commission expense is attributable a decrease in financial planning revenue.  In addition, financial planning commission expense as a percentage of financial planning revenue decreased to 59.0% for the fiscal year ended June 30, 2013 compared with 62.0% for the same period last year.  This decrease in commission expense as a percentage of revenue is the result of higher financial planning revenues from our employee channel where a lower commission percentage is paid compared to the independent channel.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Salaries, related payroll taxes and employee benefit costs, increased $0.2 million for the fiscal year ended June 30, 2013 compared with the same period last year.

General and administrative expense is comprised of outside legal and professional fees, insurance, utilities, bad debt expenses and general corporate overhead costs.  General and administrative expenses decreased by $0.6 million, or 12.3%, in the fiscal year ended June 30, 2013 compared with the fiscal year ended June 30, 2012.  This decrease is primarily attributable to a decrease in professional fees and settlement costs associated with the OFR Administrative Proceedings, lower bad debt expense due to lower attrition of registered representatives with forgivable loans and lower tax and accounting receivables, and the cost savings related to the sale of one office.  These decreases are offset by increases in professional development costs, as we continue to invest in our financial planners.

Advertising expense decreased 3.9% to $0.8 million for the fiscal year ended June 30, 2013 compared with $0.9 million for the fiscal year ended June 30, 2012.  We continue to control these costs while maintaining our marketing strategy by relying on more cost effective direct marketing and internet based advertising

Brokerage fees and licenses decreased $0.1 million or 10.7% for the fiscal year ended June 30, 2013.  This decrease is due to the decrease in financial planning revenues and the decrease in the value of assets under management on which brokerage fees are determined.

Rent expense decreased $0.2 million for the fiscal year ended June 30, 2013 compared to the same period last year due to the sale of one office and downsizing our corporate office.

Depreciation and amortization expense remained relatively unchanged for the fiscal year ended June 30, 2013 compared to the fiscal year ended June 30, 2012.

Our income from operations before other income and expense for the fiscal year ended June 30, 2013 was $0.1 million compared with a loss of $0.3 million for the fiscal year ended June 30, 2012.  Our net income for the fiscal year ended June 30, 2013 was $0.7 million, or $0.01 per basic and diluted share, compared with net loss of $0.7 million, or $(0.01) per basic and diluted share for the fiscal year ended June 30, 2012.  The decrease in loss from operations was primarily attributable to a reduction in commission expense, general and administrative expense and rent expense, offset in part by lower financial planning revenues and an increase in salary expenses.

Total other income/(expense) was a net income of $0.5 million for the fiscal year ended June 30, 2013, an increase of $0.9 million compared with the same period last year.  This increase in income is the result of renewing our clearing agreement and receiving a business development credit of $0.6 million and a $0.3 million gain on the sale of an office.

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

The following table reconciles EBITDA and Adjusted EBITDA to net income / (loss), which we consider to be the most comparable GAAP financial measure:

(in thousands)	For Fiscal Years Ended June 30,
	2013	2012
Net income (loss)	$650	$(687)
Plus:
Interest income	(30)	(8)
Interest expense	592	562
Amortization and Depreciation	1,093	1,094
EBITDA	2,305	961
Add / (subtract):
Other (income) / expense, net	(1,075)	(118)
Professional costs for the Merger	137	-
Legal fees and settlement costs for OFR Administrative Proceeding	-	375
Adjusted EBITDA	$1,367	$1,218

For fiscal 2013, EBITDA increased by $1.3 million to $2.3 million primarily attributable to net income in fiscal 2013 compare to a net loss in fiscal 2012.  The increase in net income was primarily attributable to renewing our clearing agreement and receiving a business development credit and the gain on the sale of an office, reduction in expenses mostly in commission expense as more of our revenue came from our company offices, general and administrative expenses and rent expense, offset in part by lower financial planning revenues.

In addition to the increase in EBITDA described above for fiscal 2013, Adjusted EBITDA increased by an additional $0.2 million, to $1.4 million.  The additional increase in Adjusted EBITDA is primarily attributable to the expenses associated with the cost associated with the proposed Merger, which we view as a non recurring expense.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our operating results and our ability to meet our debt obligations.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2013, we had net income of $0.6 million and at June 30, 2013 had a working capital deficit of $3.6 million.  At June 30, 2013, we had $1.6 million of cash and cash equivalents, $13.0 thousand in marketable securities and $2.4 million of trade accounts receivable, net, to fund short-term working capital requirements.  PCS is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires that PCS maintain minimum regulatory net capital of $0.1 million and, in addition, that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1.  At June 30, 2013, we were in compliance with this regulation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

On May 24, 2013, we commenced the Gilman Ciocia $1.8 million Promissory Note Offering, a private offering of our debt securities pursuant to SEC Regulation D (the “2013 Offering”).  The securities offered for sale in the 2013 Offering were $1.8 million of promissory notes with interest payable at 10.0% (the “2013 Notes”).  The 2013 Notes are collateralized by a 33.33% security interest in our gross receipts from the preparation of 2014 income tax returns (the “2014 Gross Receipts”).  The principal of the 2013 Notes will be paid to the Note holders from the 2014 Gross Receipts on March 31, April 30, May 31, and June 30, 2014, with the balance of principal, if any, paid July 1, 2014.  As of September 26, 2013, $1.7 million of the 2013 Notes were outstanding and secured by a 31.5% interest in the 2014 Gross Receipts.

On July 31, 2012, we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “$1.5 Million Offering”).  The securities offered for sale in the $1.5 Million Offering were $1.5 million of notes with interest at 10.0% (the “$1.5 Million Notes”).  As of September 26, 2013, $1.5 million of the 1.5 Million Notes were outstanding and are due on December 31, 2013.

On October 31, 2008, we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “2008 Offering”).  The 2008 Offering was amended on December 8, 2008, September 3, 2009, December 16, 2009, February 11, 2010, March 29, 2010, May 31, 2011, May 31, 2012 and May 24, 2013.  The securities offered for sale in the 2008 Offering, as amended were:  $3.8 million of notes with interest at 10.0% (the “2008 Notes”) and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).  As of September 26, 2013, $2.1 million of the 2008 Notes were outstanding and due July 1, 2014, $0.7 million of the 2008 Notes were outstanding and due July 1, 2013, which were paid on July 1, 2013 and $0.1 million, or 1.0 million shares, of our common stock were issued pursuant to the 2008 Offering.

On September 23, 2011 we issued an unsecured promissory note in the amount of $50.0 thousand to Carole Enisman, our former Executive Vice President of Operations, payable on demand by Ms. Enisman at an interest rate of 10.0% per annum.  On November 3, 2011 we issued an unsecured promissory note in the amount of $40.0 thousand to Michael Ryan, our President and Chief Executive Officer, payable on demand by Mr. Ryan at an interest rate of 10.0% per annum.  The unsecured promissory notes with Ms. Enisman and Mr. Ryan are still outstanding as of September 26, 2013.

On May 2, 2012, we commenced the Gilman Ciocia $1.8 million Promissory Note Offering, a private offering of our debt securities pursuant to SEC Regulation D (the “2012 Offering”).  The securities offered for sale in the 2012 Offering were $1.8 million of promissory notes with interest payable at 10.0% (the “2012 Notes”).  The 2012 Notes were collateralized by a 33.33% security interest in our gross receipts from the preparation of 2013 income tax returns (the “2013 Gross Receipts”).  The principal of the 2012 Notes were paid to the Note holders from the 2013 Gross Receipts on March 31, April 30, May 31, and June 30, 2013, with the $72.5 thousand balance of principal, paid on July 1, 2013.

Our ability to satisfy our obligations depends on our future financial performance, which will be subject to prevailing economic, financial and business conditions.  Our capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand at June 30, 2013, possible extensions of due dates on existing notes or a combination thereof.  To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by the further sales of our securities through private offerings.  We are also continuing to control operating expenses and are implementing our acquisition strategy to increase earnings and cash flow.  While management believes that capital may be available, there is no assurance that such capital can be secured.  Additionally, there can be no assurance that our cost control measures will provide the capital needed which could adversely impact our business, nor can we assure the extensions of due dates on existing notes.

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

DISCUSSION OF CASH FLOWS

Operating Activities

Our net cash provided by operating activities was $0.7 million for the fiscal year ended June 30, 2013, compared with net cash used in operating activities of $0.3 million for the fiscal year ended June 30, 2012.  This improvement is mostly due to net income in fiscal 2013 compared to a net loss in fiscal 2012, offset partially by a decrease in working capital at June 30, 2013.

Investing Activities

Net cash used in investing activities was $0.1 million for the fiscal year ended June 30, 2013 compared with net cash used in investing activities of $0.4 million for the fiscal year ended June 30, 2012.  This improvement is mostly due to our sale of an office in fiscal 2013, offset partially by increased acquisition payments for the fiscal year ended June 2013 compared to the prior year.

Financing Activities

Net cash provided by financing activities was $0.3 million for the fiscal year ended June 30, 2013 compared with net cash provided by financing activities of $0.7 million for the fiscal year ended June 30, 2012.  The decrease in net cash provided by financing activities can be mostly attributed to the sale of 2013 Notes $1.5 Million Notes made during the fiscal year ended June 30, 2013 which totaled $2.8 million, offset by the pay down of $0.5 million of the 2008 Notes, $1.7 million of the 2012 Notes and $0.2 million of related party notes.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (“FASB”) issued amended guidance for performing indefinite-lived intangible impairment tests, which will be effective for us July 1, 2013. It allows us to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. We do not expect the adoption of the amended guidance will have a significant impact on the condensed consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update “ASU” 2013-11 on “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”.  The amendments in this ASU are to improve the current U.S. GAAP because they are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist.  Current U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Furthermore, the Company, including our wholly owned subsidiary PCS, has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with PCS. In addition, under the PCS registered representatives contract, each registered representative has indemnified us for these claims. We have established liabilities for potential losses from such complaints, legal actions, government investigations and proceedings. In establishing these liabilities, our management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect management’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined.  As of June 30, 2013, we accrued approximately $0.1 million for these matters. A majority of these claims are covered by our errors and omissions insurance policy. While we will vigorously defend ourselves in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

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

Income Tax Recognition of Deferred Tax Items

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities.  Significant management judgment is required in determining our deferred tax assets and liabilities. Management makes an assessment of the likelihood that our deferred tax assets will be recovered from future taxable income, and to an amount that it believes is more likely than not to be realized.  As of June 30, 2013 we are fully reserved for our deferred tax assets.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and debt, approximated fair value as of June 30, 2013 due to the relatively short-term maturity of these instruments and their market interest rates.

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Chief Accounting Officer, of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective.  As of June 30, 2013 management concluded that our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was effective as of June 30, 2013.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A.	CONTROLS AND PROCEDURES - continued

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

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth our directors and executive officers as of September 1, 2013 their ages and the positions held by them with the Company.  Our executive officers are appointed by, and serve at the discretion of the board of directors.  Each executive officer is a full-time employee of the Company.

Name	Age	Position	Year Board Term Will Expire
James Ciocia	57	Chairman of the Board of Directors	2014
Michael Ryan	55	Chief Executive Officer, President and Director	2014
Edward Cohen (2)(3)	74	Director	2013
John Levy (1)(2)	58	Lead Director	2015
Allan Page (1)(3)	66	Director	2015
Frederick Wasserman (1)(2)	59	Director	2013
Ted Finkelstein	60	Vice President, General Counsel and Secretary	n/a
Maureen Abbate	43	Chief Accounting Officer and Treasurer	n/a

(1)	Audit Committee member
(2)	Compensation Committee member
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

JOHN LEVY, DIRECTOR.  Mr. Levy has been a director of the Company since October 2006 and since September 4, 2007, has served as Lead Director.  Since May 2005, Mr. Levy has served as the Chief Executive Officer of Board Advisory, a consulting firm which advises public companies in the areas of corporate governance, corporate compliance, financial reporting and financial strategies.  Mr. Levy served as Interim Chief Financial Officer from November 2005 to March 2006 of Universal Food & Beverage Company, which filed a voluntary petition under the provisions of Chapter 11 of the United States Bankruptcy Act on August 31, 2007.  Mr. Levy is a Certified Public Accountant with nine years experience with the national public accounting firms of Ernst & Young, Laventhol & Horwath and Grant Thornton. Mr. Levy is a director and non-executive Chairman of the Board of Applied Minerals, Inc., an exploration stage natural resource and mining company, is a director and audit committee member of Applied Energetics, Inc., a publicly traded company that specializes in the development and application of high power lasers, high voltage electronics, advanced optical systems and energy management systems technologies, and is a director and audit committee chair of China Commercial Credit, Inc., a publicly traded company that through its subsidiaries and certain contractual arrangements, controls a microcredit company, Wujiang Luxiang, that provides direct loans and loan guarantee services to small-to-medium sized businesses, farmers and individuals in the city of Wujiang, Jiangsu.  Mr. Levy is a National Association of Corporate Directors (“NACD”) Board Leadership Fellow.  He has demonstrated his commitment to boardroom excellence by completing NACD’s comprehensive program of study for corporate directors.  He supplements his skill sets through ongoing engagement with the director community and access to leading practices.  Mr. Levy has authored The 21st Century Director: Legal and Ethical Responsibilities of Board members, a course on the ethical and legal responsibilities of board members initially presented to various state accounting societies.  Mr. Levy has a B.S. degree in economics from the Wharton School of the University of Pennsylvania and received his M.B.A. from St. Joseph’s University in Philadelphia.  Mr. Levy brings to our board vast financial experiences as a Certified Public Accountant, former Chief Financial Officer of several companies and as Chief Executive Officer of a consulting firm which advises public companies in the areas of corporate governance, corporate compliance, financial reporting and financial strategies. In addition, Mr. Levy brings to our board, his role as Lead Director and Chairman of our audit committee, substantial experience with complex accounting and reporting issues, financial strategies, SEC filings and corporate transactions.

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

MAUREEN ABBATE, CHIEF ACCOUNTING OFFICER AND TREASURER.   Ms. Abbate was appointed the Company’s Chief Accounting Officer in May 2013.  Ms. Abbate began her career with the Company in March 2005 as a Senior Accountant.  Ms. Abbate holds a B.S. in Accounting from Manhattan College.

Director Designees

On August 20, 2007, the Company, Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P.I and WebFinancial Corporation, now know as Steel Partners Holdings, L.P., (as heretofore defined, the "Investment Purchasers"), Michael Ryan, Carole Enisman, Ted Finkelstein, Dennis Conroy, and Prime Partners, Inc. and Prime Partners II, holding companies owned in part by Michael P. Ryan (the "Existing Shareholders") entered into a Shareholders Agreement.  Pursuant to the terms of the Shareholders Agreement: at the Investment Purchase Closing, the Investment Purchasers were given the right to designate two directors (the "Investor Directors") for election to our board of directors (the "Board"); so long as the Existing Shareholders own at least 10% of the outstanding shares of Common Stock, the Existing Shareholders have the right to nominate two directors (the "Existing Shareholder Directors") for election to the Board; the Investor Directors and the Existing Shareholder Directors shall jointly nominate three independent directors; the Investor Purchasers and the Existing Shareholders  agreed to take such action as may be reasonably required under applicable law to cause the Investor Purchasers’ designees and the Existing Shareholders’ designees to be elected to the Board; we agreed to include each of the Director designees of the Investor Purchasers and the Existing Shareholders on each slate of nominees for election to the Board proposed by the Company, to recommend the election of such designees to the shareholders of the Company, and to use commercially reasonable efforts to cause such designees to be elected to the Board; one of the Investor Directors shall be appointed as a member of the Compensation Committee of the Board and one of the Investor Directors shall have the right to attend all Audit Committee meetings; the consent of one of the Investor Directors is required for certain Company actions above designated thresholds, including the issuance, redemption or purchase of equity or debt, the issuance of an omnibus stock plan, the creation of any new class of securities, certain affiliate transactions, changes to our certificate of incorporation or bylaws, entering into a merger, reorganization or sale of the Company or acquiring any significant business assets, or material changes to the business line of the Company; the Investor Shareholders agreed to a one year standstill agreement concerning the acquisition of our assets, our securities, proxy solicitations, voting trusts or tender offers; the Investor Purchasers were granted a right of first refusal for future securities issued by the Company; and we were granted a right of first refusal for sales of Common Stock by the Investment Purchasers and by the Existing Shareholders.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Nelson Obus and Frederick Wasserman were the Investor Directors designated by the Investment Purchasers.  Nelson Obus resigned on February 17, 2012, and has not been replaced by the Investment Purchasers.  James Ciocia and Michael Ryan are the Existing Shareholder Directors designated by the Existing Shareholders.

To the extent certain Voting Stockholders are party to the Shareholders Agreement, the Voting Stockholders agreed to terminate the Shareholders Agreement at Closing of the Merger.

BOARD COMMITTEES

Our Board met nine times in fiscal 2013 and acted by written consent three times.  All directors attended at least 90% of the combined Board and committee meetings on which they served in fiscal 2013.  All directors are encouraged to attend our annual meeting of shareholders.  All of our directors attended last year’s annual meeting.

Special Committee

On May 20, 2010, the Company’s Board of Directors appointed a special independent committee of the Board of Directors (the “Special Committee”) created for the purpose of investigating merger, acquisition and strategic opportunities.  The Special Committee is comprised of John Levy, Frederick Wasserman and Ed Cohen.  The Special Committee met four times in fiscal 2013.

Audit Committee

Our Audit Committee is comprised of John Levy, Chair, Allan Page and Frederick Wasserman.  The Audit Committee met six times during fiscal 2013.  The functions of the Audit Committee are as set forth in the Audit Committee Charter, which can be viewed on our website at www.gtax.com.  Our Board has determined that each of Messrs. Levy, Page and Wasserman is independent as defined in Rule 5005(a)(19) of the listing standards of the Nasdaq Stock Market and Rule 10A-3 of the Exchange Act.  Our board of directors also has determined that Mr. Levy is an “audit committee financial expert” as defined in the applicable rules and regulations of the Exchange Act.  The Audit Committee is required to pre-approve all audit and non-audit services performed by the independent auditors in order to assure that the provision of such services does not impair the auditor’s independence.  Unless a type of service to be provided has received general pre-approval from the Audit Committee, it requires specific pre-approval in each instance by the Audit Committee.  Any proposed services exceeding pre-approved cost levels generally require specific pre-approval by the Audit Committee.

Compensation Committee

Our Compensation Committee is comprised of Edward Cohen, John Levy and Frederick Wasserman, Chair.  The Compensation Committee met two times during fiscal 2013.  The functions of the Compensation Committee are as set forth in the Compensation Committee Charter, which can be viewed on our website at www.gtax.com.  Our Board has determined that each of Messrs. Cohen, Levy and Wasserman is independent as defined in Rule 5005(a)(19) of the listing standards of the Nasdaq Stock Market. In accordance with the Compensation Committee Charter, the members are “outside directors” as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended, and “non-employee directors” within the meaning of Section 16 of the Exchange Act.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Corporate Governance and Nominating Governance Committee

Our Corporate Governance and Nominating Committee is comprised of Edward Cohen, Chair, and Allan Page.  The Corporate Governance and Nominating Committee met one time during fiscal 2013.  The functions of the Corporate Governance and Nominating Committee are as set forth in the Corporate Governance and Nominating Committee Charter, which can be viewed on our website at www.gtax.com.  Our board of directors has determined that each of Messrs. Cohen and Page is independent as defined in Rule 5005(a)(19) of the listing standards of the Nasdaq Stock Market.  The Corporate Governance and Nominating Committee will consider nominees recommended by shareholders.  Any such recommendations should be submitted in writing to our General Counsel at our principal executive offices.  Nominees recommended by shareholders will be evaluated in the same manner as nominees identified by management, the board of directors or the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee, in making its recommendations regarding Board nominees, may consider some or all of the following factors, among others: judgment, skill, diversity, experiences with businesses and other organizations of a comparable size, the interplay of the candidate’s experience with that of the other Board members, the extent to which a candidate would be a desirable addition to the Board and any committees of the Board and whether or not the candidate would qualify as an “independent director” under applicable listing standards and the Sarbanes-Oxley Act of 2002 and any related Securities and Exchange Commission regulations.

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

To our knowledge based solely on a review of Forms 3, 4 and 5 and amendments thereto, all officers, directors and/or greater than 10% shareholders of ours complied with all Section 16(a) filing requirements during the fiscal year ended June 30, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the annual compensation of the Chief Executive Officer (the “CEO”) and the two most highly compensated executive officers other than the CEO (the “Named Executive Officers”) during the fiscal years ended June 30, 2013 and 2012:

Summary Compensation Table

Name and Principal Position	Year	Salary	Option Awards	Bonus	(2)	All Other Compensation	Total
Michael Ryan	2013	$350,000	$—	$140,000		$17,289	$507,289
President, Chief Executive Officer and Director	2012	$350,000	$—	$—		$17,589	$367,589

Carole Enisman (3)	2013	$154,789	$—	$21,081		$20,355	$196,225
Former Executive Vice President of Operations	2012	$235,000	$—	$—		$27,082	$262,082

Ted Finkelstein	2013	$185,000	$—	$37,000		$—	$222,000
Vice President, General Counsel and Secretary	2012	$185,000	$—	$—		$—	$185,000

 (1) During fiscal years 2013 and 2012 no options were granted to our executive officers.

 (2) Michael Ryan’s bonus is awarded pursuant to his Employment Agreement.  Ted Finkelstein’s bonus was awarded pursuant to a Compensation Committee recommendation approved by the Board of Directors.

 (3) Ms. Enisman resigned as Executive Vice President of Operations effective January 14, 2013 and resigned as an employee of the Company effective May 31, 2013

 (4) Other Compensation includes the following:

Name and Principal Position	Year	Car Allowance	Commissions	Other Compensation

Michael Ryan	2013	$17, 289	$-	$17,589
President, Chief Executive Officer and Director	2012	$17, 589	$-	$17,589

Carole Enisman	2013	$7,968	$12,387	$20,355
Former Executive Vice President of Operations	2012	$13,830	$13,252	$27,082

ITEM 11.	EXECUTIVE COMPENSATION - continued

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information concerning unexercised stock options, shares of restricted stock and stock options that have not vested for each of the Named Executive Officers at June 30, 2013.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Michael Ryan	104,080	26,020	—	$0.18	2/19/2019
Carole Enisman (2)	—	—	—	—	—
Ted Finkelstein	81,760	20,440	—	$0.18	2/19/2019

(1)  Time-based stock option awards granted under the 2007 Stock Incentive Plan, which awards vest, subject to continuing employment, 20% annually commencing on the first anniversary of the date of grant.

(2)  Ms. Enisman resigned as Executive Vice President of Operations effective January 14, 2013 and resigned as an employee of the Company effective May 31, 2013 terminating her stock options.

EMPLOYMENT AGREEMENTS

On August 20, 2007, we entered into an employment agreement with Michael Ryan, our President and Chief Executive Officer (the "Employment Agreement"). The Employment Agreement contains the following salient terms: the term was originally from July 1, 2007 to June 30, 2011 but was extended to December 31, 2011 on July 14, 2011 by our Board of Directors after recommendation from the compensation committee, was extended to December 31, 2012 on May 9, 2012 by our Board of Directors after recommendation from the compensation committee, was extended to June 30, 2013 on October 5, 2012 by our Board of Directors after recommendation from the compensation committee and was extended to December 31, 2013 on April 26, 2013 by our Board of Directors after recommendation from the compensation committee; the base salary is $350.0 thousand per year; a bonus will be awarded to Mr. Ryan ranging from 40% of base salary to 100% of base salary if actual EBITDA results for a fiscal year exceed at least 85% of the EBITDA budgeted for such fiscal year; any commissions which were paid to Mr. Ryan for personal production reduced the bonus, but under no circumstances were the commission earned be paid back; a severance payment equal to base salary and bonus (computed at 100% of base salary) will be paid to Mr. Ryan for the greater of three years or the ending date of the term if he is terminated as the result of an involuntary change of control, or the greater of one year or the ending date of the term if he is terminated as the result of a voluntary change of control. In addition, Mr. Ryan agreed to a one year covenant not to compete with the Company and a two year covenant not to solicit customers or employees of ours or registered representatives of our broker-dealer subsidiary.

On May 23, 2013, we entered into an employment agreement with Maureen Abbate, our Chief Accounting Officer.  Ms. Abbate’s salary as Chief Accounting Officer is $115.0 thousand per year.   In the event that Ms. Abbate’s position is changed to Controller, her salary will be reduced to $100.0 thousand per year.  In the event that Ms. Abbate is terminated by the Company for any reason other than for cause, she will receive her salary and benefits for six months from the date of termination (“Severance”).  Ms. Abbate will be paid the Severance if she is terminated as part of the merger with National Holdings Corporation or if the Company requests that she work at a location outside of Dutchess County, New York and she declines to do so.

ITEM 11.	EXECUTIVE COMPENSATION - continued

POTENTIAL PAYMENTS UPON TERMINATION INCLUDING CHANGE OF CONTROL

		Voluntary	Voluntary Termination	Involuntary Termination
	Termination Without Cause (1)	Termination with Good Reason (1)	Following Change of Control (1)	Following Change of Control (2)
Payment due upon termination:
Cash Severance
Michael P. Ryan
Base Salary	$350,000	$350,000	$350,000	$1,050,000
Bonus	350,000	350,000	350,000	1,050,000
Total Cash Severance	$700,000	$700,000	$700,000	$2,100,000

(1)
Mr. Ryan will be paid an amount equal to his base salary and a bonus computed at 100% of his base salary for a period measured as the greater of one year from the date of termination or the December 31, 2013 ending date of the term of his Employment Agreement.

(2)
Mr. Ryan will be paid an amount equal to his base salary and a bonus computed at 100% of his base salary for a period measured as the greater of three years from the date of termination or the December 31, 2013 ending date of the term of his Employment Agreement.

		Voluntary	Voluntary Termination	Involuntary Termination
	Termination Without Cause (1)	Termination with Good Reason (1)	Following Change of Control (2)	Following Change of Control (2)
Payment due upon termination:
Cash Severance – Base Salary
Carole Enisman (3)	-	-	-	-
Ted Finkelstein	$185,000	$185,000	$185,000	$185,000

(1)	Named Executive Officers will receive one month of compensation for each year of service with a maximum severance of one year.
(2)	Named Executive Officers will receive one year of compensation in a lump sum
(3)	Ms. Enisman resigned as Executive Vice President of Operation effective January 14, 2013 and resigned as an employee of the Company effective May 31, 2013, terminating her severance payments.

DIRECTOR COMPENSATION

The table below summarizes the compensation earned by our directors during fiscal 2013:

	Fees Earned or Paid In Cash	Stock Awards (a)	Options Awards (b)	Commissions	Total

James Ciocia (1)	$24,000	$5,000	$5,000	$780,467	$814,467
Edward Cohen	$30,000	$5,000	$5,000	-	$40,000
John Levy	$54,000	$5,000	$5,000	-	$64,000
Allan Page	$30,000	$5,000	$5,000	-	$40,000
Frederick Wasserman	$30,000	$5,000	$5,000	-	$40,000

(a)
The amounts reported for stock awards represent the full grant date fair value of awards granted in fiscal 2013 in accordance with guidance on share-based payments.  The number of shares of stock awarded as director compensation for fiscal year ended June 30, 2013 will be computed and granted five days after the filing of the fiscal year ended June 30, 2013 Form 10-K.

(b)
The amounts reported for option awards represent the full grant date fair value of the stock option awards granted in fiscal 2013 in accordance with guidance on share-based payments.   Outstanding shares as a result of options awarded during the fiscal year ended June 30, 2013 amount to 102,041 shares each.  The number of stock options awarded as director compensation for fiscal year ended June 30, 2013 will be computed and granted five days after the filing of the fiscal year ended June 30, 2013 Form 10-K.   For a discussion of the assumptions and methodologies used in calculating the grant date fair value of the options awards granted during the fiscal year ended June 30, 2013 see Note 13 under the heading “Equity Compensation Plans” of the Notes to Consolidated Financial Statements.

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

5% HOLDERS

The following table sets forth certain information, as of September 15, 2013 concerning the beneficial ownership of our common stock by each person we know to be the beneficial owner of more than 5% of our common stock.  Beneficial ownership is determined in accordance with the rules of the SEC.  To our knowledge, except as indicated by footnote the persons named in the table below have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.  Shares of our common stock underlying derivative securities, if any, that are currently exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding in calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group.

NAME AND ADDRESS OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENTAGE OF CLASS
Michael Ryan 11 Raymond Avenue Poughkeepsie, NY 12603	57,870,453	(1)	59.9%

Carole Enisman 11 Raymond Avenue Poughkeepsie, NY 12603	57,870,453	(2)	59.9%

Ted Finkelstein 11 Raymond Avenue Poughkeepsie, NY 12603	57,870,453	(3)	59.9%

Ralph Porpora 11 Raymond Avenue Poughkeepsie, NY 12603	57,870,453	(4)	59.9%

Prime Partners II, LLC 11 Raymond Avenue Poughkeepsie, NY 12603	57,870,453	(5)	59.9%

Nelson Obus 450 Seventh Avenue, Suite 509 New York, NY 10123	57,870,453	(6)(7)	59.9%

Wynnefield Partners Small Cap Value LP 450 Seventh Avenue, Suite 509 New York, NY 10123	57,870,453	(7)(8)	59.9%

Wynnefield Small Cap Value Offshore Fund, Ltd 450 Seventh Avenue, Suite 509 New York, NY 10123	57,870,453	(7)(9)	59.9%

Wynnefield Partners Small Cap Value LP I 450 Seventh Avenue, Suite 509 New York, NY 10123	57,870,453	(7)(10)	59.9%

Steele Partners Holdings, L.P. (f/k/a WebFinancial L.P.) 61 East Main Street Los Gatos, CA 95031	57,870,453	(11)	59.9%

Dennis Conroy 11 Raymond Avenue Poughkeepsie, NY 12603	57,870,453	(12)	59.9%

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

(1)
Includes 538,500 shares which are beneficially owned by Mr. Ryan personally and 104,080 shares underlying options.  Also includes 274,216 shares which are beneficially owned by Mr. Ryan's wife, Carole Enisman (the former Executive Vice President of Operations of the Company) of which Mr. Ryan disclaims beneficial ownership; 1,093,798 shares which are beneficially owned by Prime Partners, Inc. of which Mr. Ryan is a shareholder, officer and director; 15,420,000 shares which are beneficially owned by Prime Partners II, LLC of which Mr. Ryan is a member and manager and 40,439,859 shares which are owned by certain of the other shareholders to the Shareholders Agreement of which both Mr. Ryan and Prime Partners II, disclaim beneficial ownership. Does not include 26,020 shares issuable upon the exercise of unvested options awarded for employee compensation.

(2)
Includes 274,216 shares which are beneficially owned by Ms. Enisman personally.  Also includes 57,596,237 shares owned by certain of the other partners to the Shareholders Agreement of which shares Ms. Enisman disclaims beneficial ownership.

(3)
Includes 4,338,788 shares which are beneficially owned by Mr. Finkelstein personally and 81,760 shares underlying options.  Also includes 53,449,905 shares owned by certain of the other parties to the Shareholders Agreement and of which shares Mr. Finkelstein disclaims beneficial ownership. Does not include 20,440 shares issuable upon the exercise of unvested options awarded for employee compensation.

(4)
Includes 282,500 shares which are beneficially owned by Mr. Porpora personally and 53,440 shares underlying options.  Also includes 1,093,798 shares which are beneficially owned by Prime Partners, Inc. of which Mr. Porpora is a shareholder, officer and director; and 15,420,000 shares which are beneficially owned by Prime Partners II, LLC of which Mr. Porpora is a member and manager.  Also includes 41,020,715 shares owned by certain of the other parties to the Shareholders Agreement and of which shares Mr. Porpora disclaims beneficial ownership.  Does not include 13,360 shares issuable upon the exercise of unvested options awarded for employee compensation.

(5)	Includes 42,450,453 shares owned by certain of the other parties to the Shareholders Agreement and Prime Partners II, LLC disclaims beneficial ownership of these shares.

(6)
Includes 333,333 shares which are beneficially owned by Mr. Obus personally.  Also includes 27,537,120 shares owned by certain of the other parties to the Shareholders Agreement and Mr. Obus disclaims beneficial ownership of these shares.

(7)
The following information is based in part upon a Schedule 13 D/A filed on July 3, 2013: Wynnefield Capital Management, LLC, a New York limited liability company (“WCM”) is the sole general partner of each of Wynnefield Partners Small Cap Value LP, a Delaware limited partnership (“Wynnefield Partners”) and Wynnefield Partners Small Cap Value LP I, a Delaware limited partnership (“Wynnefield Partners I”).  Wynnefield Partners beneficially owns 8,000,000 shares of our common stock and Wynnefield Partners I beneficially owns 10,000,000 shares of our common stock.  Nelson Obus and Joshua Landes are the co-managing members of WCM and by virtue of such positions with WCM, have the shared power to vote and dispose of the shares of our common stock that are beneficially owned by each of Wynnefield Partners and Wynnefield Partners I.  Wynnefield Capital, Inc., a Delaware corporation (“WCI”), is the sole investment manager of Wynnefield Small Cap Value Offshore Fund, Ltd., Cayman Islands company (“Wynnefield Offshore”).  Wynnefield Offshore beneficially owns 12,000,000 share of our common stock.  Messrs. Obus and Landes are the co-principal executive officers of WCI and by virtue of such positions with WCI, have the shared power to vote and dispose of the shares of our common stock that are beneficially owned by Wynnefield Offshore.  Each of WCM, WCI and Messrs. Obus and Landes disclaims any beneficial ownership of the shares of our common stock that are directly beneficially owned by each of Wynnefield Partners, Wynnefield Partners I and Wynnefield Offshore.  Mr. Obus resigned as a director of the company on February 17, 2012.

(8)	Includes 49,870,453 shares owned by certain of the other parties to the Shareholders Agreement and Wynnefield Partners disclaims beneficial ownership of these shares.

(9)	Includes 45,870,453 shares owned by certain of the other parties to the Shareholders Agreement and Wynnefield Offshore disclaims beneficial ownership of these shares.

(10)	Includes 47,870,453 shares owned by certain of the other parties to the Shareholders Agreement and Wynnefield Partners I disclaims beneficial ownership of these shares.

(11)
The following information is based in part upon a Schedule 13 D/A filed on September 3, 2013: SPH Group Holdings LLC, a limited liability company (“SPHG Holdings”) directly owns 4,812,940 shares or our common stock.  Steel Partners Holdings L.P., a Delaware limited partnership (“Steel Holdings”) (formerly known as WebFinancial L.P.) owns 99% of the membership interest of SPH Group LLC, a Delaware limited liability company (“SPHG”).  SPHG is the sole member of SPHG Holdings.  Steel Partners Holdings GP Inc., a Delaware corporation (“Steel Holdings GP”) is the general partner of Steel Holdings, the managing member of SPHG and the manager of SPHG Holdings.  Jack Howard is the President of SPHG Holdings, Steel Holdings, SPHG and Steel Holdings GP.  Includes 53,057,513 shares owned by certain of the other parties to the Shareholders Agreement and Steel Holdings disclaims beneficial ownership of these shares.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

(12)
Includes 537,098 shares which are beneficially owned by Mr. Conroy personally and 57,333,355 shares owned by certain of the other parties to the Shareholders Agreement and Mr. Conroy disclaims beneficial ownership of these shares.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth as of September 15, 2012 the beneficial ownership of our common stock by (i) each Company director, (ii), each Named Executive Officer and (iii) the directors and all executive officers as a group.    Beneficial ownership is determined in accordance with the rules of the SEC.  To our knowledge, except as indicated by footnote the persons named in the table below have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.  Shares of our common stock underlying derivative securities, if any, that are currently exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding in calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group.

NAME AND ADDRESS OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENTAGE OF CLASS
James Ciocia 14802 North Dale Mabry Highway, Suite 101 Tampa, FL 33618	3,720,020	(1)	3.8%

Michael Ryan 11 Raymond Avenue Poughkeepsie, NY 12603	57,870,453	(2)	58.9%

Edward Cohen 45 Club Pointe Drive White Plains, NY 10605	1,294,276	(3)	1.3%

Allan Page 9 Vassar Street Poughkeepsie, NY 12603	987,276	(3)	1.0%

John Levy 110 Oak Tree Pass Westfield, NJ 07090	787,276	(3)	*

Frederick Wasserman 4 Nobadeer Drive Pennington, NJ 08534	784,276	(3)	*

Ted Finkelstein 11 Raymond Avenue Poughkeepsie, NY 12603	57,870,453	(4)	58.9%

Directors and executive officers as a group (seven persons)	65,464,779	(5)	66.6%

* Less than 1.0%

(1)
Includes 600,000 shares which are held jointly with Tracy Ciocia, Mr. Ciocia's wife; 9,100 shares are held as custodian for Mr. Ciocia's sons and 331,903 shares underlying exercisable options awarded for Board of Director and employee compensation.  Also, includes 100,000 shares which is the estimated amount of restricted stock and underlying options payable as non-management board compensation following our annual report on Form 10-K.

(2)
Includes 538,500 shares which are beneficially owned by Mr. Ryan personally and 104,080 shares underlying options.  Also includes 274,216 shares which are beneficially owned by Mr. Ryan's wife, Carole Enisman (the former Executive Vice President of Operations of the Company) of which Mr. Ryan disclaims beneficial ownership; 1,093,798 shares which are beneficially owned by Prime Partners, Inc. of which Mr. Ryan is a shareholder, officer and director; 15,420,000 shares which are beneficially owned by Prime Partners II, LLC of which Mr. Ryan is a member and manager and 40,439,859 shares which are owned by certain of the other shareholders to the Shareholders Agreement of which both Mr. Ryan and Prime Partners II, disclaim beneficial ownership.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

(3)
Includes 250,943 shares accrued for Board of Director compensation.  Also includes 100,000 shares which is the estimated amount of restricted stock and underlying exercisable options payable as non-management board compensation following our annual report on Form 10-K.

(4)
Includes 4,338,788 shares which are beneficially owned by Mr. Finkelstein personally and 81,760 shares underlying options.  Also includes 53,449,905 shares owned by certain of the other parties to the Shareholders Agreement and of which shares Mr. Finkelstein disclaims beneficial ownership.  Does not include 20,440 shares issuable upon the exercise of unvested options awarded for employee compensation.

(5)
Includes 1,521,515 shares underlying options.  Also includes 500,000 shares which is the estimated amount of restricted stock and underlying exercisable options payable as non-management board compensation following our annual report on Form 10-K.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information
Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) )
Equity Compensation Plans Approved by Shareholders	3,584,250	$0.16	12,543,856
Equity Compensation Plans not Approved by Shareholders	-	$-	-
Total	3,584,250	$0.16	12,543,856

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

James Ciocia, our Chairman of the Board of Directors and a financial planner for the Company, receives commissions based on a variable percentage of his own business production and under which he received an aggregate of $0.8 million in fiscal 2013.

On November 3, 2011 we issued an unsecured promissory note in the amount of $40.0 thousand to Michael Ryan, our President and Chief Executive Officer, payable on demand by Mr. Ryan at an interest rate of 10.0% per annum.  During fiscal 2013 the largest aggregate amount outstanding was $40.0 thousand and resulted in interest being paid of $4.0 thousand.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE - continued

On September 23, 2011 we issued an unsecured promissory note in the amount of $50.0 thousand to Carole Enisman, our former Executive Vice President of Operations, payable on demand by Ms. Enisman at an interest rate of 10.0% per annum.   During fiscal 2013 the largest aggregate amount outstanding was $50.0 thousand and resulted in interest being paid of $5.0 thousand.

On January 27, 2009, Ms. Enisman purchased a $170.0 thousand Note in the 2008 Offering.  On November 24, 2009 Ms. Enisman purchased an additional $40.0 thousand Note and Mr. Ryan purchased a $38.0 thousand Note in the 2008 Offering.  The Notes with Ms. Enisman were amended on March 2, 2010, May 31, 2011, May 31, 2012 and on May 24, 2013 extending the due date to July 1, 2014.  The Note with Mr. Ryan was amended on April 19, 2010, May 31, 2011, May 31, 2012 and on May 24, 2013 extending the due date to July 1, 2014.   During fiscal 2013 the largest aggregate amount outstanding was $248.0 thousand and resulted in interest being paid of $24.8 thousand.

On December 3, 2008, three trusts of which James Ciocia is a trustee, purchased an aggregate of $0.3 million Notes in the 2008 Offering.  On August 19, 2009, these trusts purchased an additional $0.3 million of the Notes.  The Notes with the three trusts were amended on April 19, 2010, May 31, 2011, May 31, 2012 and on May 24, 2013 extending the due date to July 1, 2014.  During fiscal 2013 the largest aggregate amount outstanding was $0.6 million and resulted in interest being paid of $60.0 thousand.

As of September 1, 2008, we entered into a $0.5 million promissory note with Prime Partners (the “Prime Partners Note”).  The Prime Partners Note provided for 10% interest to be paid in arrears through the end of the previous month on the 15th day of each month commencing on October 15, 2008.  The principal of the Prime Partners Note was to be paid on or before July 1, 2009.  Michael Ryan is a director, an officer and a significant shareholder of Prime Partners.  The Prime Partners Note was amended as of June 30, 2009 to extend the due date of principal to July 1, 2010.  The Prime Partners Note was again amended as of May 5, 2010 to extend the due date of principal to July 1, 2011.  The Prime Partners Note was again amended as of August 1, 2010 to provide for 42 monthly payments of $15.0 thousand comprised of principal and interest at 10% on the 15th day of each month commencing on August 15, 2010 and ending on January 15, 2014.  Up to and including June 30, 2011, in the event that we determined that we could not make a payment on the monthly due date, we could defer the payment by sending written notice to Prime Partners.  Any payment so deferred, was to be paid by adding each such deferred payment to the 42 month amortization schedule as an increased monthly payment commencing on August 15, 2011.  No payments were deferred by us.  In the event that we are in default on any of the promissory notes issued in our Regulation D Private Placement, within 30 days from written notice by us, Prime Partners shall repay to us all principal payments requested in the notice.  This repayment obligation is secured by Prime Partner’s execution of a collateral assignment of a promissory note owed by Daniel R. Levy to Prime Partners dated January 23, 2004 in the original principal amount of $0.9 million and with a present outstanding principal balance of $0.2 million.  There shall be no fees owed by us to Prime Partners for any late payments and no acceleration of the Prime Partners Note as a result of any late payments.  During fiscal 2013 the largest aggregate amount outstanding was $0.3 million and resulted in interest being paid of $19.0 thousand.

At June 30, 2013 and 2012, we owed to related parties as described above $1.0 million and $1.2 million, respectively.

Director Independence

The independent members of our board of directors are Edward Cohen, John Levy, Allan Page, and Frederick Wasserman, all who have been deemed to be independent as defined in Rule 5005(a)(18) of the listing standards of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee selected Liggett, Vogt & Webb P.A., an independent registered public accounting firm, to audit the consolidated financial statements of Gilman Ciocia, Inc. for the fiscal year 2013. That selection was ratified by our Board on November 20, 2012.  The following table sets forth the aggregate fees billed by Liggett, Vogt & Webb P.A. for fiscal 2013 and Sherb & Co., LLP, for fiscal 2012 for professional services rendered to the Company for the audit of our annual financial statements, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for those fiscal years, and for other services rendered on behalf of us during those fiscal years. All of such fees were pre-approved by our Board of Directors.  Our policy is to pre-approve all audit and non-audit services subject to a de minimis exception for non-audit services of eight percent of the total pre-approved amounts to be paid to outside auditors.

Audit Fees	Fiscal 2013	Fiscal 2012
Liggett, Vogt & Webb P.A.	$165,000	-
Sherb & Co., LLP	-	$175,000

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1	Financial Statements: See “Index to Consolidated Financial Statements” set forth on page F-1.

2	Financial Statement Schedule: See “Index to Consolidated Financial Statements” set forth on page F-1.

3	Exhibits: See “Index to Exhibits” set forth below.

INDEX TO EXHIBITS

21.1	List of subsidiaries (annexed herewith).

23.1	Consent of Liggett, Vogt & Webb P.A.

23.2	Consent of Sherb & Co., LLP.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial and Chief Accounting Officer.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.

32.2	Certification of Principal Financial and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.

(b)	The following exhibits are incorporated by reference or attached herein:

2.1
Agreement and Plan of Merger, dated as of June 20, 2013, among National Holdings Corporation, National Acquisition Corp. and Gilman Ciocia, Inc. incorporated herein by reference to Current Report on Form 8-K filed on June 21, 2013.

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

4.12
Promissory Note dated November 24, 2009 between the Company and Reliance Trust Co., Trustee, Gilman Ciocia, Inc. 401(k) Plan, FBO Carole Enisman in the amount of $40,000.00 at 10% interest payable monthly with the principal due on July 1, 2010, incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 28, 2012.

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

4.23
Promissory Note dated May 26, 2011 between the Company and Ted Finkelstein in the amount of $50,000.00 at 10% interest payable monthly with the principal due on Demand, incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 28, 2012.

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

4.29
Amended Promissory Note dated May 31, 2012 between the Company and Equity Trust Company d.b.a. Sterling Trust,Custodian FBO: Gilman Ciocia, Inc. 401K Plan, FBO Carole Enisman a/c#500190 in the amount of $210,000.00 at 10% interest payable monthly with the principal due on July 1, 2013.

4.30
Amended Promissory Note dated May 31, 2012 between the Company and Equity Trust Company d.b.a. Sterling Trust, Custodian FBO: Gilman Ciocia, Inc. 401K Plan, FBO Michael Ryan a/c#500192 in the amount of $38,000.00 at 10% interest payable monthly with the principal due on July 1, 2013.

4.31
Amended Promissory Note dated May 31, 2012 between the Company and the Colleen N. Hecker Irrevocable Trust dated September 30, 2003 in the amount of $200,000.00 at 10% interest payable monthly with the principal due on July 1, 2013.

4.32
Amended Promissory Note dated May 31, 2012 between the Company and the Julian A. Hecker Irrevocable Trust dated September 30, 2003 in the amount of $200,000.00 at 10% interest payable monthly with the principal due on July 1, 2013.

4.33
Amended Promissory Note dated May 31, 2012 between the Company and the Christopher R. Hecker Irrevocable Trust dated September 30, 2003 in the amount of $200,000.00 at 10% interest payable monthly with the principal due on July 1, 2013.

4.34
Amended Promissory Note dated May 24, 2013 between the Company and Equity Trust Company d.b.a. Sterling Trust, Custodian FBO: Gilman Ciocia, Inc. 401K Plan, FBO Carole Enisman a/c#500190 in the amount of $210,000.00 at 10% interest payable monthly with the principal due on July 1, 2014.

4.35
Amended Promissory Note dated May 24, 2013 between the Company and Equity Trust Company d.b.a. Sterling Trust, Custodian FBO: Gilman Ciocia, Inc. 401K Plan, FBO Michael Ryan a/c#500192 in the amount of $38,000.00 at 10% interest payable monthly with the principal due on July 1, 2014.

4.36
Amended Promissory Note dated May 24, 2013 between the Company and the Colleen N. Hecker Irrevocable Trust dated September 30, 2003 in the amount of $200,000.00 at 10% interest payable monthly with the principal due on July 1, 2014.

4.37
Amended Promissory Note dated May 24, 2013 between the Company and the Julian A. Hecker Irrevocable Trust dated September 30, 2003 in the amount of $200,000.00 at 10% interest payable monthly with the principal due on July 1, 2014.

4.38
Amended Promissory Note dated May 24, 2013 between the Company and the Christopher R. Hecker Irrevocable Trust dated September 30, 2003 in the amount of $200,000.00 at 10% interest payable monthly with the principal due on July 1, 2014.

10.1
Stock Purchase Agreement dated as of January 1, 2004 between Registrant and Daniel Levy and Joseph Clinard on the Registrant’s Annual Report on Form 10-K dated June 30, 2004, incorporated by reference herein.

10.2	Agreement with Steven J. Gilbert on the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, incorporated by reference herein.

10.3	Letter of Acceptance, Waiver and Consent dated August 12, 2005 incorporated by reference on the Registrant’s report on Form 8-K dated August 12, 2005.

10.4	Leases for the Company’s Headquarters on the Registrant’s Annual Report on Form 10-K dated June 30, 2006, incorporated by reference herein.

10.5	Investor Purchase Agreement (with Exhibits) dated April 25, 2007 on the Registrant’s Form 8-K dated April 25, 2007, incorporated by reference herein.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES - continued

10.6	Waiver of Registration Rights Agreement dated April 25, 2007 on the Registrant’s Form 8-K dated April 25, 2007, incorporated by reference herein.

10.7	Letter from Prime Partners, Inc. dated April 25, 2007 on the Registrant’s Form 8-K dated April 25, 2007, incorporated by reference herein.

10.8	Voting Agreement dated April 25, 2007 on the Registrant’s Form 8-K dated April 25, 2007, incorporated by reference herein.

10.9	Placement Purchase Agreement dated August 13, 2007 on the Registrant’s Form 8-K dated August 20, 2007, incorporated by reference herein.

10.10	Debt Conversion Agreement dated August 13, 2007 on the Registrant’s Form 8-K dated August 20, 2007, incorporated by reference herein.

10.11	Shareholder Agreement dated August 20, 2007 on the Registrant’s Form 8-K dated August 20, 2007, incorporated by reference herein.

10.12	Registration Rights Agreement dated August 20, 2007 on the Registrant’s Form 8-K dated August 20, 2007, incorporated by reference herein.

10.13	Employment Agreement between the Company and Michael P. Ryan dated August 20, 2007 on the Registrant’s Form 8-K dated August 20, 2007, incorporated by reference herein.

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

10.17
Form of Voting and Support Agreement entered into as of June 20, 2013, among National Holdings Corporation, National Acquisition Corp. and certain stockholders of Gilman Ciocia, Inc. incorporated herein by reference to Current Report on Form 8-K filed on June 21, 2013.

10.18	Form of Michael Ryan Employment Agreement incorporated herein by reference to Current Report on Form 8-K filed on June 21, 2013.

10.19	Employment Agreement between the Company and Maureen Abbate dated May 23, 2013 on the Registrant’s Annual Report on Form 10-K dated June 30, 2013, incorporated by reference herein.

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

GILMAN CIOCIA, INC.

Dated: September 27, 2013	By:	/s/ Michael Ryan
Chief Executive Officer

Dated: September 27, 2013	By:	/s/ Maureen Abbate
Principal Financial and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 27th day of September, 2013.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Gilman Ciocia, Inc.
Poughkeepsie, New York

We have audited the accompanying consolidated balance sheet of Gilman Ciocia, Inc. and subsidiaries as of June 30, 2013 and the related consolidated statements of operations, shareholders' equity and cash flows for the fiscal year ended June 30, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gilman Ciocia, Inc. and its subsidiaries at June 30, 2013 and the results of its operations and its cash flows for the fiscal year ended June 30, 2013, in conformity with accounting principles generally accepted in the United States.

/s/ Liggett, Vogt & Webb P.A. Certified Public Accountants

New York, New York
September 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Gilman Ciocia, Inc.
Poughkeepsie, New York

We have audited the accompanying consolidated balance sheet of Gilman Ciocia, Inc. and subsidiaries as of June 30, 2012 and the related consolidated statements of operations, shareholders' equity and cash flows for the fiscal year ended June 30, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gilman Ciocia, Inc. and its subsidiaries at June 30, 2012 and the results of its operations and its cash flows for the fiscal year ended June 30, 2012, in conformity with accounting principles generally accepted in the United States.

/s/ Sherb & Co., LLP Certified Public Accountants

New York, New York
September 27, 2012

GILMAN CIOCIA, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2013	June 30, 2012
Assets

Cash and Cash Equivalents	$1,409	$446
Restricted Cash	190	190
Marketable Securities	13	8
Trade Accounts Receivable, Net	2,381	2,453
Receivables From Employees, Net	833	980
Prepaid Expenses	282	347
Other Current Assets	154	460
Total Current Assets	5,262	4,884

Property and Equipment (less accumulated depreciation
of $7,464 in 2013 and $7,214 in 2012)	523	781
Goodwill	4,016	4,016
Intangible Assets (less accumulated amortization of $9,886
in 2013 and $9,176 in 2012)	3,641	4,503
Other Assets	262	271
Total Assets	$13,704	$14,455

Liabilities and Shareholders' Equity

Accounts Payable ($9 are valued at fair value at June 30, 2013
and $5 at June 30, 2012)	$925	$1,186
Accrued Expenses	1,507	1,994
Commissions Payable	2,339	2,542
Current Portion of Notes Payable and Capital Leases	3,771	2,674
Deferred Income	107	152
Due to Related Parties	192	251
Total Current Liabilities	8,841	8,799

Long Term Portion of Notes Payable and Capital Leases	1,173	1,991
Long Term Portion of Related Party Notes	848	950
Other Long Term Liabilities	326	817
Total Liabilities	11,188	12,557

Shareholders' Equity

Preferred Stock, $0.001 par value; 100 shares authorized; none issued	-	-
Common Stock, $0.01 par value 500,000 shares authorized; 96,446
and 97,487 shares issued at June 30, 2013 and 2012, respectively	964	975
Additional Paid in Capital	36,599	36,620
Accumulated Deficit	(35,047)	(35,697)
Total Shareholders' Equity	2,516	1,898
Total Liabilities & Shareholders' Equity	$13,704	$14,455

See accompanying Notes to Consolidated Financial Statements

GILMAN CIOCIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Fiscal Years Ended June 30,
	2013	2012
Revenues
Financial Planning Services	$29,533	$32,419
Tax Preparation and Accounting Fees	7,769	7,953
Total Revenues	37,302	40,372

Operating Expenses
Commissions	18,011	20,685
Salaries and Benefits	9,440	9,283
General and Administrative	4,333	4,938
Advertising	847	881
Brokerage Fees and Licenses	1,079	1,209
Rent	2,362	2,533
Depreciation and Amortization	1,093	1,094
Total Operating Expenses	37,165	40,623

Income / (Loss) Before Other Income and Expenses	137	(251)
Other Income/(Expenses)
Interest and Investment Income	30	8
Interest Expense	(592)	(562)
Other Income, Net	1,075	118
Total Other Income / (Expense)	513	(436)

Income / (Loss) Before Income Taxes	650	(687)
Income Tax Expense	-	-
Net Income / (Loss)	$650	$(687)

Weighted Average Number of Common
Shares Outstanding:
Basic and Diluted Shares	96,455	97,286
Basic and Diluted Net Income/(Loss) Per Share:
Net Income/(Loss) per Common Share	$0.01	$(0.01)

See accompanying Notes to Consolidated Financial Statements

GILMAN CIOCIA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

			Additional		Total
	Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2011	96,887	$969	$36,562	$(35,010)	$2,521

Net loss	-	-	-	(687)	(687)
Issuance of stock in connection with director compensation and other	600	6	58	-	64

Balance, June 30, 2012	97,487	975	36,620	(35,697)	1,898

Net income	-	-	-	650	650
Issuance of stock in connection with director compensation and other	500	5	56	-	61
Cancellation of shares	(1,541)	(16)	(77)	-	(93)

Balance, June 30, 2013	96,446	$964	$36,599	$(35,047)	$2,516

See accompanying Notes to Consolidated Financial Statements

GILMAN CIOCIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended June 30,
	2013	2012
Cash Flows From Operating Activities:
Net Income / (Loss)	$650	$(687)

Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation and amortization	1,093	1,094
Issuance of common stock for stock-based compensation and other	61	64
Gain on sale of office	(323)	-
Allowance for doubtful accounts	57	294
Gain on early extinguishment of debt	(202)	-
Gain on fair value recognition on accounts payable	(32)	(18)

Changes in assets and liabilities:
Accounts receivable	58	(232)
Prepaid and other current assets	321	(356)
Change in marketable securities	(5)	(6)
Other assets	(2)	20
Accounts payable and accrued expenses	(902)	(384)
Deferred income	(45)	(65)
Net cash provided by/(used in) operating activities:	729	(276)

Cash Flows From Investing Activities:
Capital expenditures	(6)	(33)
Cash paid for acquisitions, net of cash acquired and debt incurred	(490)	(324)
Receivables from employees	102	(12)
Proceeds from sale of office	319	-
Net cash used in investing activities:	(75)	(369)

Cash Flows From Financing Activities:
Proceeds from other loans	341	347
Proceeds from notes payable	2,309	2,287
Proceeds from related parties	-	140
Payments of notes payable	(1,717)	(1,337)
Payments of capital leases and other loans	(463)	(476)
Payments to related parties	(161)	(253)
Net cash provided by financing activities:	309	708

Net change in cash and cash equivalents	963	63
Cash and cash equivalents at beginning of fiscal year	446	383
Cash and cash equivalents at end of fiscal year	$1,409	$446

See accompanying Notes to Consolidated Financial Statements and supplemental disclosures to Consolidated Statements of Cash Flows.

GILMAN CIOCIA, INC.
SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended June 30,
	2013	2012
Cash Flow Information
Cash payments during the year for
Interest	$589	$545
Taxes	$-	$-

Supplemental Disclosure of Non-Cash Transactions
Issuance of common stock for services, interest
and other	$25	$30
Equipment acquired under capital leases	$-	$24
Fair value recognition on legacy accounts payable	$(32)	$(19)

GILMAN CIOCIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2013 AND 2012

1. ORGANIZATION AND NATURE OF BUSINESS

Gilman Ciocia, Inc. (together with its wholly owned subsidiaries, “we”, “us”, “our” or the “Company”) was founded in 1981 and is incorporated under the laws of the State of Delaware.  We provide federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets, accounting services to small and midsize companies and financial planning services, including securities brokerage, investment management services, insurance and financing services.  As of June 30, 2013, we had 26 company-owned offices operating in three states (New York, New Jersey, and Florida) and 26 independently operated offices providing financial planning services in 8 states.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Furthermore, the Company, including our wholly owned subsidiary PCS, has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with PCS. In addition, under the PCS registered representatives contract, each registered representative has indemnified us for these claims. We have established liabilities for potential losses from such complaints, legal actions, government investigations and proceedings. In establishing these liabilities, our management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect management’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined.  As of June 30, 2013, we accrued approximately $0.1 million for these matters. A majority of these claims are covered by our errors and omissions insurance policy. While we will vigorously defend ourselves in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

GILMAN CIOCIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2013 AND 2012

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

Marketable Securities

Our short-term investments consist of trading securities and are stated at quoted market values, with unrealized gains and losses reported as investment income in earnings. During the fiscal years ended June 30, 2013 and 2012 we recorded unrealized gains/(losses) from trading securities which we deemed immaterial.  All such gains and losses are calculated on the basis of the specific-identification method. During the fiscal year ended June 30, 2013, we recognized $0.9 million in realized gains. Interest earned is included in other income/(expense).

Securities sold, but not yet purchased, are stated at quoted market values with unrealized gains and losses reflected in the statements of operations. Subsequent market fluctuations of securities sold, but not yet purchased, may require purchasing the securities at prices that may differ from the market values reflected in the accompanying balance sheets. There was no minimal liability attributable to securities sold short, but not yet purchased, as of June 30, 2013.

Trade Accounts Receivable, Net

Our accounts receivable consist primarily of amounts due related to financial planning commissions and tax preparation and accounting services performed. We record an allowance for doubtful accounts based on management’s estimate of collectibility of such trade and notes receivables outstanding.  The allowance for doubtful accounts represents an amount considered by management to be adequate to cover potential losses, if any.  The recorded allowance was $0.2 million at June 30, 2013 and $0.3 million at June 30, 2012. Bad debt expense was $0.1 million for the fiscal year ended June 30, 2013 and $0.3 million for the fiscal year ended June 30, 2012, and is included in general and administrative expense in the statements of operations.

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

FOR THE FISCAL YEARS ENDED JUNE 30, 2013 AND 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Website Development and Internal Use Software Costs

We capitalized costs incurred in the application development stage related to the development of our website and our internal use software in the amount of $0.6 million.  During the fiscal year ended June 30, 2013 and 2012 we incurred no costs in the application development stage related to the development of our website and our internal use of software.  Amortization expense is computed on a straight-line basis over a period of two to five years, the expected useful life, and amounted to approximately $5.9 thousand and $13.5 thousand for the years ended June 30, 2013 and 2012.

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

Advertising Expense

The costs to develop direct-mail advertising are accumulated and expensed upon the first mailing of such advertising. The costs to develop tax season programs and associated printing and paper costs are deferred in the first and second fiscal quarters and expensed in the third fiscal quarter upon the first use of such advertisements in the advertising programs.  Other advertising fees associated with tax season are expensed as incurred.  Advertising expense was $0.8 million and $0.9 million for the years ended June 30, 2013 and 2012, respectively.

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

Stock-based Compensation

The fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards.  The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.  In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  In estimating our forfeiture rate, we analyzed our historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding.  If our actual forfeiture rate is materially different from our estimate, or if we reevaluate the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.  For the fiscal years ended June 30, 2013 and June 30, 2012 there was a $35.8 thousand and $33.9 thousand charge to earnings related to stock-option awards, respectively.  See Note 13 for a discussion of stock-based compensation.

GILMAN CIOCIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2013 AND 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Income/(Loss) Per Share (“EPS”)

Basic EPS is computed using the weighted average number of common shares outstanding during each period.  Options to purchase 3,584,250 common shares at an average price of $0.16 per share were outstanding during fiscal 2013 and options to purchase 3,247,645 common shares at an average price of $0.16 per share were outstanding during fiscal 2012.  The exercise price of the options to purchase common shares for fiscal 2013 exceeded the market as a result such options were not included in the computation of diluted earnings per share.  These options to purchase common shares for fiscal 2012 were not included in the computations of diluted earnings per share because to do so would be anti-dilutive.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and debt, approximated fair value as of June 30, 2013, because of the relatively short-term maturity of these instruments and their market interest rates.

Business Combinations

During fiscal 2011, we entered into one asset purchase agreement which include contingent consideration based upon gross revenue generated in future periods.  At the time of acquisition we recognized a liability of $1.3 million representing anticipated future contingency payments.  During fiscal 2010 we entered into two asset purchase agreements which include contingent consideration based upon gross revenue generated in future periods.  At the time of acquisition we recognized a liability of $0.3 million representing anticipated future contingency payments.  See Note 3.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update “ASU” 2013-11 on “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”.  The amendments in this ASU are to improve the current U.S. GAAP because they are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist.  Current U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

In July 2012, the Financial Accounting Standards Board (“FASB”) issued amended guidance for performing indefinite-lived intangible impairment tests, which will be effective for us July 1, 2013. It allows us to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. We do not expect the adoption of the amended guidance will have a significant impact on the condensed consolidated financial statements.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

GILMAN CIOCIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2013 AND 2012

3. ACQUISITIONS

Tax Practices
On December 17, 2010, we acquired the assets of Hoffman, Levy, Bengio & Co., PL (“HLB”), a tax and accounting services firm.  The purchase price is equal to a percentage of gross revenue generated from the preparation of tax returns and accounting services revenue from existing clients generated during a five year period.  Commencing on March 31, 2011 and each 90-day period thereafter, we will pay the seller an installment payment based on a percentage of gross revenues generated during the five year period after the closing date less all prior payments received.  In addition, the agreement includes price reductions and price increases based on meeting or not meeting certain earning requirement thresholds.  A down payment of $80.0 thousand was made.  In accordance with the FASB’s amended guidance on business combinations we recorded a liability of $1.3 million representing the future contingency payments described above.  These anticipated payments have been discounted at a per annum rate of 10%.  The final anticipated payments are subject to change based on the actual gross revenues generated from this acquisition.  The business reason for this acquisition is that HLB fit our business model, has a sizeable client base for us to market financial products and we were able to merge HLB into a pre-existing office without significant expense.

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

During fiscal 2009 and 2008, we entered into asset purchase agreements to purchase six tax preparation, accounting and financial planning businesses. In each case, the purchase price is equal to a percentage of gross revenue generated from the preparation of tax returns, accounting services and financial planning revenues from clients generated during a one to five year period.  Commencing on the first quarter end after the acquisition date and each 90-day period thereafter, we will pay the sellers an installment payment based on a percentage of gross revenues generated during a one to five year period after the closing dates less all prior payments received.   Payments made as of June 30, 2013 totaled $1.7 million in the aggregate.  No liability will be recorded until the contingency is determinable beyond a reasonable doubt.  Based on an estimate of these future revenues, we expect we will have a contingent liability of $4.0 thousand, subject to change based on actual future revenues earned.

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

Financial Planners
During fiscal 2013 and 2012, we entered into several financial planner employment agreements.  As part of the agreements we provided total loans to these financial planners in the amount of $37.5 thousand in fiscal 2013 and $0.1 million in fiscal 2012.  Consistent with industry practice, some of these loans will be forgiven if the financial planner meets certain predetermined production targets and/or length of service commitments.

4. BUSINESS COMBINATIONS AND SOLD OFFICES

On February 1, 2008, we sold one of our tax preparation and financial planning offices for $0.2 million.  We received a promissory note for the entire amount to be financed over 60 months.  This note is non-interesting bearing and has been recorded with a 7.0% discount rate.  The balance of the note at June 30, 2010 was approximately $0.2 million.  On August 1, 2010 we entered into an asset purchase agreement for this same office.  The purchase price is made up of the forgiveness of the balance of the current promissory note and payments equal to those previously paid by the seller.  These payments are based on a percentage of gross commissions earned by the seller.  The final payment was made in April 2013.

On August 3, 2012, we sold the assets of an office located in Toms River, New Jersey, including client lists and goodwill, for a purchase price of $0.4 million ($0.3 million in cash and $0.1 million in Gilman Ciocia stock-1.5 million shares).  The sale resulted in a gain on sale of assets of approximately $0.3 million.

GILMAN CIOCIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2013 AND 2012

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

Receivables from employees and independent registered representatives consist of the following:

	As of June 30,
(in thousands)	2013	2012
Demand loans from employees and independent registered representatives	$1,954	$2,071
Less: Allowance	(1,121)	(1,091)
Total	$833	$980

6. PROPERTY AND EQUIPMENT, NET

Major classes of property and equipment consist of the following:

	As of June 30,
(in thousands)	2013	2012
Equipment	$3,884	$3,890
Furniture and Fixtures	1,615	1,615
Leasehold Improvements	1,836	1,838
Software	652	652
Property and Equipment at Cost	7,987	7,995
Less: Accumulated Depreciation and Amortization	(7,464)	(7,214)
Property and Equipment, Net	$523	$781

Property and equipment under capitalized leases was $2.9 million at June 30, 2013 and at June 30, 2012. Accumulated amortization related to capitalized leases was $2.8 million at June 30, 2013 and at June 30, 2012.  Depreciation expense for property and equipment was $0.3 million for the fiscal years ended June 30, 2013 and 2012.

7. GOODWILL

Goodwill, net, included on the balance sheets was $4.0 million at June 30, 2013 and $4.0 million at June 30, 2012.  Our goodwill at June 30, 2013 consists mostly of goodwill related to the acquisitions of PCS, Prime Financial Services, Inc. ("PFS") and Asset and Financial Planning, Ltd. (“AFP”) completed during or prior to the fiscal year ended June 30, 1999, which was accounted for under the purchase method.

The impairment testing for goodwill, which has an indefinite life, was performed during the fourth quarter of fiscal 2013 and 2012 using future discounted cash flows and a market value approach and it was determined that no adjustment to goodwill was required in fiscal 2013 and 2012.

A reconciliation of the change in the carrying value of goodwill for the fiscal years ended June 30, 2013 and 2012 is as follows (in thousands):

Balance at June 30, 2011	$4,012
Adjustment to purchasing accounting (1)	4
Adjustment for sale of office	-
Balance at June 30, 2012	4,016
Adjustment to purchasing accounting (1)	-
Adjustment for sale of office	-
Balance at June 30, 2013	$4,016

(1) During fiscal 2008 and 2009, we purchased six tax preparation and accounting practices.  Initial purchase prices are adjusted based on contingency payments made subsequent to the original purchase date.  See Note 3 on Acquisitions.

GILMAN CIOCIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2013 AND 2012

8. INTANGIBLE ASSETS

During the fiscal years ended June 30, 2013 and 2012, we recorded aggregate intangible assets valued at $40.7 thousand and $0.1 million, respectively, in connection with acquisitions which are accounted for under the purchase method.    During fiscal 2013, we sold an office resulting in a disposal of $0.2 million of intangible assets.

Intangible assets consist of the following:

	As of June 30,
(in thousands)	2013	2012
Customer Lists	$8,448	$8,600
Broker-Dealer Registration	100	100
Non-Compete Contracts	779	779
House Accounts	600	600
Administrative Infrastructure	500	500
Independent Contractor Agreements	3,100	3,100
Intangible Assets at Cost	13,527	13,679
Less: Accumulated Amortization	(9,886)	(9,176)
Intangible Assets, Net	$3,641	$4,503

Amortization expense for the fiscal years ended June 30, 2013 and 2012 was computed on a straight-line basis over periods of two to 20 years, and amounted to $0.8 million for the fiscal year ended June 30, 2013 and $0.8 million for the fiscal year ended June 30, 2012.  Annual amortization expense will be approximately $0.8 million for 2014, $0.6 million in 2015 and for each of the next three years, thereafter.

As required, we performed the fair value impairment tests during the fiscal years ended June 30, 2013 and 2012.  Fair value was determined based on recent comparable sales transactions and future cash flow projections. As a result, we recognized no impairment loss in fiscal 2013 and 2012.

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

We have significant legacy accounts payable balances that are at least four years old and that we believe will never require a financial payment for a variety of reasons.  Accordingly, we opted to use the cost approach as our valuation technique to measure the fair value of our legacy accounts payable.  Based on historical payouts we have established an estimate of fifteen cents on the dollar on these legacy balances that we would potentially pay out.  The income recorded during fiscal 2013 and fiscal 2012 was $32.0 thousand and $18.8 thousand, respectively and is recorded in other income, net on our Consolidated Statement of Operations.

GILMAN CIOCIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2013 AND 2012

9. FAIR VALUE MEASUREMENTS - continued

The following table sets forth the assets and liabilities as of June 30, 2013 which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.  As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

Quoted Prices in Active
(in thousands)		Markets for Identical	Significant Unobservable
Description	Total Fair Value of Liability	Assets (Level 1)	Inputs (Level 3)
Cash equivalents	$ 191	$ 191	$ -
Marketable securities	$ 13	$ 13	$ -
Accounts payable greater than 4 years old	$ 9	$ -	$ 9

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

Cash and cash equivalents of $1.6 million includes money market securities of $0.2 million.  The carrying value of our cash and cash equivalents, accounts payable and other current liabilities approximate fair value because of their short-term maturity.  All of our other significant financial assets, financial liabilities and equity instruments are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

10. ACCRUED EXPENSES

Accrued expenses consist of the following:
	As of June 30,
(in thousands)	2013	2012
Accrued compensation	$301	$272
Accrued bonus	289	83
Accrued related party compensation and bonus	-	18
Accrued vacation	142	153
Accrued settlement and legal fees	142	490
Accrued audit fees & tax fees	115	176
Accrued interest	48	106
Accrued other	197	380
Accrued acquisition	273	316
Total Accrued Expenses	$1,507	$1,994

GILMAN CIOCIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2013 AND 2012

11. DEBT AND CAPITAL LEASE OBLIGATIONS

	As of June 30,
(in thousands)	2013	2012
Private Offering Notes (a)	$1,972	$2,502
2012 Notes (b)	72	1,800
$1.5 Million Notes (c)	1,450	-
2013 Notes (d)	1,400	-
Note Payable for Insurance (e)	31	18
Capitalized Lease Obligations (f)	19	345
Total	4,944	4,665
Less: Current Portion	(3,771)	(2,674)
Total	$1,173	$1,991

(a) On October 31, 2008, we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “2008 Offering”).  The 2008 Offering was amended on December 8, 2008, September 3, 2009, December 16, 2009, February 11, 2010, March 29, 2010, May 31, 2011, May 31, 2012 and May 24, 2013.  The securities offered for sale in the 2008 Offering, as amended were:  $3.8 million of notes with interest at 10.0% (the “2008 Notes”) and $0.4 million, or 3.5 million shares of our $0.01 par value common stock with a price of $0.10 per share (the “Shares”).  As of June 30, 2013, $2.1 million of the 2008 Notes were outstanding and due July 1, 2014, $0.7 million of the 2008 Notes were outstanding and due July 1, 2013, which were paid on July 1, 2013 and $0.1 million, or 1.0 million shares, of our common stock were issued pursuant to the 2008 Offering.

On January 27, 2009, Carole Enisman, former Executive Vice President of Operations purchased a $170.0 thousand Note of the $3.8 million of Notes.  On November 24, 2009, Ms. Enisman purchased an additional $40.0 thousand Note which was consolidated with the January 27, 2009 note into one note in the amount of $210.0 thousand. On November 24, 2009, Michael Ryan, President and Chief Executive Officer purchased a $38.0 thousand Note of the $3.8 million Notes.  The Notes with Ms. Enisman were amended on March 2, 2010, May 31, 2011 and May 31, 2012 and was again amended on May 24, 2013 extending the due date to July 1, 2014.  The Note with Mr. Ryan was amended on April 19, 2010, May 31, 2011 and May 31, 2012 and was also amended on May 24, 2013 extending the due date to July 1, 2014.  On December 3, 2008 and August 19, 2009, three trusts, of which James Ciocia, Chairman of the Board is a trustee, purchased an aggregate of $0.6 million of Notes of the $3.8 million of the Notes.  The Notes with the three trusts were amended on April 19, 2010, May 31, 2011 and May 31, 2012 and was also amended on May 24, 2013 extending the due date to July 1, 2014.  The Carole Enisman, Michael Ryan and James Ciocia as trustee purchases which amount to $848.0 thousand are included in related party debt.

(b) On May 2, 2012, we commenced the Gilman Ciocia $1.8 million Promissory Note Offering, a private offering of our debt securities pursuant to SEC Regulation D (the “2012 Offering”).  The securities offered for sale in the 2012 Offering were $1.8 million of promissory notes with interest payable at 10.0% (the “2012 Notes”).  The 2012 Notes were collateralized by a 33.33% security interest in our gross receipts from the preparation of 2013 income tax returns (the “2013 Gross Receipts”).  The principal of the 2012 Notes was to be paid to the Note holders from the 2013 Gross Receipts on March 31, April 30, May 31, and June 30, 2013, with the balance of principal, if any, paid July 1, 2013.  As of July 1, 2013, the entire $1.8 million 2012 Notes were paid in full.

(c) On May 24, 2013, we commenced the Gilman Ciocia $1.8 million Promissory Note Offering, a private offering of our debt securities pursuant to SEC Regulation D (the “2013 Offering”).  The securities offered for sale in the 2013 Offering were $1.8 million of promissory notes with interest payable at 10.0% (the “2013 Notes”).  The 2013 Notes are collateralized by a 33.33% security interest in our gross receipts from the preparation of 2014 income tax returns (the “2014 Gross Receipts”).  The principal of the 2013 Notes will be paid to the Note holders from the 2014 Gross Receipts on March 31, April 30, May 31, and June 30, 2014, with the balance of principal, if any, paid July 1, 2014.  As of June 30, 2013, $1.4 million of the 2013 Notes were outstanding secured by a 25.9% interest in the 2014 Gross Receipts.

(d)  On July 31, 2012, we commenced the Gilman Ciocia Common Stock and Promissory Note Offering, a private offering of our securities pursuant to SEC Regulation D (the “$1.5 Million Offering”).  The securities offered for sale in the $1.5 Million Offering were $1.5 million of notes with interest at 10.0% (the “$1.5 Million Notes”).  As of June 30, 2013, $1.5 million of the $1.5 Million Notes were outstanding and are due on December 31, 2013.

(e) We have historically financed our insurance premiums over a short-term period of time.

(f) We are the lessee of certain equipment and leasehold improvements under capital leases expiring through 2014. The assets and liabilities under capital leases are carried at the lower of the present value of minimum lease payments or the fair market value of the asset. The assets are depreciated over the shorter of their estimated useful lives or their respective lease terms. Depreciation of assets under capital leases is included in depreciation expense.

GILMAN CIOCIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2013 AND 2012

11. DEBT AND CAPITAL LEASE OBLIGATIONS - continued

Minimum future lease payments under capital leases as of June 30, 2013 are as follows:

(in thousands) For Fiscal Years Ended	Minimum Future Lease Payments
2014	$19
2015	3
Total	22
Less amount representing finance charge	(3)
Present value of net minimum lease payments	$19

Capital equipment leases have the lease rate factor (finance charge) built into the monthly installment.

Debt Maturities – Notes Payable and Related Party Notes

The stated maturities of all long-term debt, including capital lease obligations and related party notes due after June 30, 2013 are as follows:

(in thousands)
For Fiscal Years Ended	Matures
2014	$3,873
2015	2,111
$5,984

Note: This Debt Maturities schedule reflects the contractual payment terms of the debt maturities.

12. COMMITMENTS AND CONTINGENCIES

Leases

We are obligated under various non-cancelable lease agreements for the rental of office space through fiscal 2018. The lease agreements for office space contain escalation clauses based principally upon real estate taxes, building maintenance and utility costs.

The following is a schedule by fiscal year of future minimum rental payments required under operating leases as of June 30, 2013:

(in thousands) For Fiscal Years Ended	Minimum Rental Payments
2014	$2,017
2015	1,545
2016	917
2017	396
2018	274
Total	$5,149

Rent expense from operations for both fiscal years ended June 30, 2013 and 2012 was $2.4 million and $2.5 million, respectively.

GILMAN CIOCIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2013 AND 2012

12. COMMITMENTS AND CONTINGENCIES - continued

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

Clearing Agreements

We are party to clearing agreements with unaffiliated correspondent brokers, which in relevant part state that we will assume customer obligations in the event of a default. At June 30, 2013, the clearinghouse brokers held approximately $0.2 million of cash as a deposit requirement, which is included in current assets on the balance sheet at June 30, 2013 as a reduction to amounts due to such brokers.

Net Capital Requirements

PCS is subject to the SEC's Uniform Net Capital Rule 15c 3-1, which requires that PCS maintain minimum regulatory net capital of $0.1 million and, in addition, that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed the greater of 15 to 1. As of June 30, 2013, we were in compliance with these regulations.

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

By letter dated October 4, 2012, FINRA advised PCS that it was conducting an inquiry related to PCS’ participation in four (4) Private Placement Note Offerings (the “Offerings”) by Gilman Ciocia, Inc. (“GC”).  PCS is a wholly owned subsidiary of GC.  By letter dated January 30, 2013, FINRA advised PCS that it was continuing its inquiry related to PCS’ participation in the Offerings.  By letter dated August 5, 2013, FINRA’s Enforcement Department advised PCS that it was investigating this matter to determine whether violations of the security laws or FINRA rules have occurred.  PCS and GC do not believe that any violations of the security laws or FINRA rules have occurred concerning the Offerings.  However, PCS and GC cannot at this time estimate the financial outcome of the investigation by FINRA’s Enforcement Department.

GILMAN CIOCIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2013 AND 2012

12. COMMITMENTS AND CONTINGENCIES - continued

The Company and PCS have been named as defendants and respondents in lawsuits and FINRA arbitrations in the ordinary course of business.  As such, we have established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, our management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of the losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect our estimate of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter.  Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. We accrued $115.0 thousand as a reserve for potential settlements, judgments and awards at June 30, 2013.  PCS has errors and omissions coverage that will cover a portion of such matters. In addition, under the PCS registered representatives contract, each registered representative is responsible for covering awards, settlements and costs in connection with these claims. While we will vigorously defend our self in these matters and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

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

During fiscal 2013, there was a $35.8 thousand charge to earnings related to stock-option awards, and during fiscal 2012 there was a $33.9 thousand charge to earnings related to stock-option awards.

GILMAN CIOCIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2013 AND 2012

13. EQUITY COMPENSATION PLANS - continued

The table below summarizes plan and non-plan stock option activity for the fiscal years ended June 30, 2013 and 2012:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding, June 30, 2011	3,097,950	$0.16
Granted	626,304	0.15
Exercised	-	-
Expired	-	-
Canceled	(476,609)	0.15
Outstanding, June 30, 2012	3,247,645	$0.16
Granted	510,205	0.15
Exercised	-	-
Expired	-	-
Canceled	(173,600)	0.18
Outstanding, June 30, 2013	3,584,250	$0.16

Exercisable June 30, 2013	1,822,367	$0.16

The weighted average fair value of options granted during the years ended June 30, 2013 and 2012 was $0.15 for each year.

As of June 30, 2013 and 2012 the intrinsic value of the options outstanding was $0 and $0.

Stock Option Price Schedule
As of June 30, 2013

Weighted
		Average	Weighted	Number	Weighted
	Number of	Remaining	Average	Exercisable	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Price	Outstanding	Life (Years)	Price	Outstanding	Price
$0.10-$0.18	3,584,250	6	$ 0.16	1,822,367	$ 0.16

The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

	2013	2012
Expected Life (Years)	8.5	8.5
Risk Free Interest Rate	1.80%	2.38%
Volatility	201.10%	204.45%
Dividend Yield	0.00%	0.00%

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

FOR THE FISCAL YEARS ENDED JUNE 30, 2013 AND 2012

13. EQUITY COMPENSATION PLANS - continued

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

14. EMPLOYEE BENEFIT PLAN

We maintain a 401(k) plan for the benefit of our eligible employees. We have not made any discretionary annual matching contributions.

15. RELATED PARTY DEBT AND TRANSACTIONS

	As of June 30,
(in thousands)	2013	2012

Prime Partners Note (a)	$102	$263
Ciocia as Trustee Note (b)	600	600
Enisman/Ryan Note (c)	338	338
Total	1,040	1,201
Less: Current Portion	(192)	(251)
Total	$848	$950

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

(b) On December 3, 2008, three trusts of which James Ciocia is a trustee, purchased an aggregate of $0.3 million of the Notes issued pursuant to the Offering in reliance upon the exemption from registration in Rule 506 of Regulation D.  On August 19, 2009, these trusts purchased an additional $0.3 million of the Notes.  The Notes with the three trusts were amended on April 19, 2010, May 31, 2011 and May 31, 2012 and was also amended on May 24, 2013 extending the due date to July 1, 2014.  See Note 11.

(c) On January 27, 2009, Carole Enisman, our former Executive Vice President of Operations purchased a $0.2 million Note of the $3.8 million of Notes.  On November 24, 2009, Ms. Enisman purchased an additional $40.0 thousand Note which was consolidated with the January 27, 2009 note into one note in the amount of $210.0 thousand. On November 24, 2009, Michael Ryan, President and Chief Executive Officer purchased a $38.0 thousand Note of the $3.8 million Notes.  The Notes with Ms. Enisman were amended on March 2, 2010, May 31, 2011 and May 31, 2012 and was also amended on May 24, 2013 extending the due date to July 1, 2014.  The Note with Mr. Ryan was amended on April 19, 2010, May 31, 2011 and May 31, 2012 and was also amended on May 31, 2013 extending the due date to July 1, 2014.  See Note 11.

GILMAN CIOCIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2013 AND 2012

15. RELATED PARTY DEBT AND TRANSACTIONS - continued

On September 23, 2011 we issued an unsecured promissory note in the amount of $50.0 thousand to Carole Enisman, our former Executive Vice President of Operations, payable on demand by Ms. Enisman at an interest rate of 10.0% per annum.  On November 3, 2011 we issued an unsecured promissory note in the amount of $40.0 thousand to Michael Ryan, our President and Chief Executive Officer, payable on demand by Mr. Ryan at an interest rate of 10.0% per annum.  The unsecured promissory notes with Ms. Enisman and Mr. Ryan were still outstanding as of June 30, 2013.

Other Related Party Transactions

James Ciocia, our Chairman of the Board of Directors and a financial planner for the Company, receives commissions based on a variable percentage of his own business production and under which he received an aggregate of $0.8 million and $0.6 million in fiscal 2013 and 2012, respectively.

16. TAXES ON INCOME

For fiscal years ended June 30, 2013 and June 30, 2012 there was no income taxes recorded in the Consolidated Financial Statements.

A valuation allowance has been established against the deferred tax assets as of June 30, 2013 and June 30, 2012.

Our net operating loss carry forwards (“NOL”) of $23.7 million at June 30, 2013 expire generally from 2022 to 2032.  The ability to utilize net operating loss carryovers may be restricted based on Internal Revenue Code Section 382 “changes in ownership.”

A reconciliation of the federal statutory rate to the provision for income taxes is as follows:

	For Fiscal Years Ended June 30,
(in thousands)	2013		2012

Pre-tax income (loss) from Continuing operations	$650		$(687)
Federal income taxes/(benefit)
computed at statutory rates	228	35.0%	(240)	35.0%
State and local taxes/(benefit)
net of federal tax benefit	-	-	-	-
Accrual for non-deductible expense	10	1.5	10	(1.5)
Valuation reserve	(238)	(36.5)	230	(33.5)
Total income tax expense provision	$-	-%	$-	-%

Net deferred assets were comprised of the following:

	As of June 30,
(in thousands)	2013	2012
Net operating loss carry forward	$8,300	$8,500
Intangibles	700	800
Other, net	700	700
Total	9,700	10,000
Less Valuation reserve	(9,700)	(10,000)
Net	$-	$-

17. EQUITY TRANSACTIONS

On October 31, 2012 we issued in the aggregate $25.0 thousand in common stock, or 500,000 shares to certain of our Board of Directors in consideration for services as director compensation pursuant to our 2007 Stock Incentive Plan.

On October 31, 2011 we issued in the aggregate $30.0 thousand in common stock, or 600,000 shares to certain of our Board of Directors in consideration for services as director compensation pursuant to our 2007 Stock Incentive Plan.

GILMAN CIOCIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2013 AND 2012

18. SUBSEQUENT EVENTS

On June 20, 2013, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with National Holdings Corporation, a Delaware corporation (“National”) and National Acquisition Corp., a Delaware corporation, and a wholly-owned subsidiary of National ("Merger Sub"). Upon the terms and subject to the conditions set forth in the Merger Agreement, the Company will become a wholly-owned subsidiary of National through a merger of Merger Sub with and into the Company, with the Company as the surviving corporation (the "Merger").

Upon the terms and subject to the conditions set forth in the Merger Agreement, by virtue of the Merger, each share of the Company’s common stock, par value $0.01 per share (the “Company Common Stock”), issued and outstanding immediately prior to the effective time of the Merger (other than any dissenting shares), shall be converted into the right to receive 0.24884345081 shares of National’s common stock, par value $0.02 per share (“National Common Stock”); provided that in no event shall National or Merger Sub issue in excess of 24,000,000 shares in the aggregate (subject to rounding for fractional shares) of National Common Stock. The Merger Agreement provides that immediately prior to the Closing (as defined below), the outstanding indebtedness of the Company shall not exceed $5,400,000 (the “Assumed Indebtedness”) subject to certain exclusions, and National shall cause the Assumed Indebtedness to be paid off at the Closing.  Any amounts of Assumed Indebtedness in excess of $5,000,000 and up to $5,400,000 (the “Difference”) shall cause a reduction in the number of shares of National Common Stock issued under the Merger Agreement; such reduction in a share amount equal to the quotient of the Difference and $0.30 (subject to equitable adjustment for any stock split, dividend recapitalization and the like).

On September 9, 2013, the Company held a special meeting of stockholders of the Company for the purpose of considering and voting on the Merger proposals described below.  The Merger proposals are described in greater detail in the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on August 9, 2013 (the “Proxy Statement”). Holders of 62,192,939 shares of common stock of the Company, representing approximately 64% of the shares of the common stock of the Company outstanding and entitled to vote as of August 7, 2013, the record date for the special meeting, were present in person or represented by proxy at the special meeting.  The following proposals submitted to a vote of the Company’s stockholders at the special meeting were approved:

Proposal 1: Adoption of the Merger Agreement

The Company’s stockholders adopted the Merger Agreement and the transactions contemplated thereby.  Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of National.

Proposal 2: Non-Binding Vote on Certain Compensation Relating to the Merger

The Company’s stockholders approved, on a non-binding, advisory basis, the “golden parachute” compensation payable to one of the Company’s executive officers in connection with the Merger as described in the Proxy Statement.

Proposal 3: Adjournment of the Special Meeting

The Company’s stockholders approved one or more adjournments of the special meeting, if necessary or appropriate, to solicit additional proxies to approve the proposal to adopt the Merger Agreement. Because the Company’s stockholders approved Proposal 1, the Company did not need to adjourn the special meeting to solicit additional proxies in favor of Proposal 1.